Form 10-Q
period 1996-03-31
BALLANTYNE OF OMAHA INC
filed 1996-05-15
CIK 946454

                   SECURITIES AND EXCHANGE COMMISSION


                       Washington, D.C.   20549


                              FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For Quarter Ended                                      Commission File Number
March 31, 1996                                                 1-13906



                        BALLANTYNE OF OMAHA, INC.
           (Exact name of Registrant as specified in its charter)

              Delaware                                    47-0587703
- - -------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

               4350 McKinley Street, Omaha, Nebraska 68112
               -------------------------------------------
        (Address of principal executive offices including zip code)

           Registrant's telephone number, including area code:
                             (402) 453-4444

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

     Class                                   Outstanding as of April 30, 1996
- - ------------------
Common Stock, $.01                                  4,400,000
par value

                         BALLANTYNE OF OMAHA, INC.

                                 INDEX

                                                         Page No.
                                                         --------

Part I. Financial Information

Item I. Financial Statements

      Consolidated Balance Sheets as of
        March 31, 1996 and December 31, 1995               2 - 3

      Consolidated Statements of Income
        for the Three Months
        ended March 31, 1996 and 1995                        4

      Consolidated Statements of Cash Flows
        for the Three months ended
        March 31, 1996 and 1995                            5 - 6

      Notes to Consolidated Financial
        Statements                                         7 - 8

Item II.  Management's Discussion and Analysis
          of Results of Operations and
          Financial Condition                              9 - 10

Part II. Other Information                                 11

                   BALLANTYNE OF OMAHA, INC.

                  CONSOLIDATED BALANCE SHEETS

                          A S S E T S

                                                 March 31,                December 31,
                                                   1996                       1995
                                                (Unaudited)
                                                -------------            --------------
Current
  Cash                                          $     340,073                204,172
  Accounts receivable (less
       allowance of $104,433;
       December 31, 1995 - $118,033)                7,291,603              5,713,141
  Inventories                                      10,631,893              9,306,157
  Deferred income taxes                               515,926                515,926
  Other current assets                                 35,087                 51,873
                                                -------------              ----------
                                                   18,814,582              15,791,269

Net property, plant and equipment                   3,052,562               2,934,619

Goodwill, other intangibles and
      other assets, net                             1,086,856               1,102,314
                                                -------------              ----------
                                                  $22,954,000              19,828,202
                                                -------------              ----------
                                                -------------              ----------

See accompanying notes to consolidated financial statements.

                             BALLANTYNE OF OMAHA, INC.

                          CONSOLIDATED BALANCE SHEETS

                              L I A B I L I T I E S


                                                   March 31,              December 31,
                                                     1996                     1995
                                                  (Unaudited)
                                                  --------------         ------------
Current
  Loan from parent                                $     124,056              135,588
  Current portion of long-term debt                     839,508              839,508
  Accounts payable                                    5,312,748            3,680,020
  Accrued expenses                                    1,119,851            1,444,937
  Income taxes                                          721,237            1,066,532
                                                  -------------            ---------
                                                      8,117,400            7,166,585

Deferred income taxes                                   386,472              386,472

Long-term debt                                        8,532,739            7,219,930


                       S T O C K H O L D E R S '  E Q U I T Y

Preferred stock, par value
   $.01 per share; authorized
   1,000,000 shares                                          --                  --

Common stock, par value
   $.01 per share; authorized
   10,000,000 shares; 4,400,000
   shares outstanding                                    44,000              44,000

Additional paid-in capital                            5,011,215           5,011,215

Retained earnings                                       862,174                   0
                                                  -------------         -----------
                                                      5,917,389           5,055,215
                                                  -------------         -----------
                                                    $22,954,000          19,828,202
                                                  -------------         -----------
                                                  -------------         -----------

                              BALLANTYNE OF OMAHA, INC.

See accompanying notes to consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF INCOME

                                      (Unaudited)

                              Three Months Ended March  31,

                                                     1996              1995
                                                 -----------        ---------

Net sales                                        $11,362,637        8,037,720

Cost of sales                                      8,174,415        5,669,660
                                                 -----------        ---------

Gross profit                                       3,188,222        2,368,060

Total operating expense                            1,573,680        1,338,580
                                                 -----------        ---------

         Income from operations                    1,614,542        1,029,480

Interest expense                                     186,105           22,193
                                                 -----------        ---------

      Income before income taxes                   1,428,437        1,007,287

Income taxes                                         566,263          391,382
                                                 -----------        ---------

        Net income                              $    862,174          615,905
                                                 -----------        ---------
                                                 -----------        ---------

Net income per share                            $       0.19             0.14
                                                 -----------        ---------
                                                 -----------        ---------

Pro forma net income per share                  $       0.19             0.11
                                                 -----------        ---------
                                                 -----------        ---------

Weighted average shares outstanding                4,587,154        4,400,000
                                                 -----------        ---------
                                                 -----------        ---------

See accompanying notes to consolidated financial statements.

                   BALLANTYNE OF OMAHA, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Unaudited)

             For the  Three Months Ended March 31,


                                                1996                 1995
                                            -----------           ---------

Cash flows from operating
      activities:

Net income                                  $     862,174          615,905
Depreciation and amortization                     126,333          135,847

Changes in assets and liabilities
  Trade receivables                            (1,578,462)        (578,190)
  Other current assets                             16,786          (38,128)
  Inventories                                  (1,325,736)        (379,054)
  Accounts payable                              1,632,728          476,788
  Accrued expenses                               (325,086)         (55,005)
  Income taxes                                   (345,295)         (10,139)

Net cash provided by
      operating activities                       (936,558)         168,024
                                              -----------         ---------

Cash flows from
      financing activities

Change in loan from parent                        (11,532)         261,344
Repayment of long-term debt                      (170,413)        (304,211)
Net proceeds from revolving credit facility     1,289,000               --
                                              -----------         ---------

Net cash used in financing activities           1,107,055          (42,867)
                                              -----------         ---------

                            BALLANTYNE OF OMAHA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (continued)


                                                 1996              1995
                                            -----------        ------------
Cash flows from investing
      activities:

Capital expenditures                          (34,596)          (54,404)

Net increase in cash                          135,901            70,753

Cash at beginning of period                   204,172           260,006
                                             --------           -------

Cash at end of period                        $340,073           330,759
                                             --------           -------
                                             --------           -------

Supplemental disclosure of
      cash flow information:

      Interest payments                      $186,105            22,193
                                             --------           -------
                                             --------           -------

      Income tax payments                    $908,500           401,551
                                             --------           -------
                                             --------           -------



Other noncash activities in 1996 include approximately $194,200 of additional capital lease obligations in exchange for equipment.

See accompanying notes to consolidated financial statements.

                         BALLANTYNE OF OMAHA, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                              March 31, 1996


1.      General

        Ballantyne of Omaha Inc. ("Ballantyne" or the "Company") and its wholly-owned subsidiaries Strong International Inc. and Flavor-Crisp of America Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, follow spotlights and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented. All such adjustments are, in the opinion of management, of a normal, recurring nature. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conduction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

2.      Inventories

        Inventories consist of the following


                                            March 31,            December 31,
                                              1996                   1995
                                          ------------           ------------
         Raw Material                     $  7,573,974             6,708,016
         Work-in-process                     1,653,063             1,167,433
         Finished goods                      1,199,816             1,430,708
                                          ------------             ---------
                                           $10,426,853             9,306,157
                                          ------------             ---------
                                          ------------             ---------

3.      Net Income Per Share

        Net income per share is based on the weighted average number of common shares outstanding. The effects of the assumed exercise of outstanding stock options and warrants have been included in the income per share calculation for the period that the shares were assumed issued using the treasury stock method. Weighted average shares outstanding amounted to 4,587,154 for the three months ended March 31, 1996 and 4,400,000 for the three months ended
        March 31, 1995. Prior to the IPO, the Company was a wholly owned subsidiary of Canrad.

4.      Pro Forma Net Income Per Share

        Pro forma net income per share has been calculated to reflect the effects of the interest expense less related income tax effects of the $8,000,000 borrowing pursuant to the Norwest Bank revolving credit facility which is assumed to be outstanding as of the beginning of each period presented, with no repayment being made during such period, and the 400,000-to-1 common stock exchange.

5.      Stock Dividend

        The Company's Board of Directors declared a 10% stock distribution on January 23, 1996, which issued on March 8, 1996, to shareholders of record on February 9, 1996. This stock distribution resulted in the issuance of 400,000 shares of common stock. Per share data have been restated to reflect these stock distributions as of the earliest period presented. The stock distribution is not considered a distribution of earnings except to the extent that the Company has retained earnings, but rather had the effect of increasing the number of outstanding shares.

6.      Related Party Transactions

        Canrad Inc. provides services to its subsidiaries on a corporate basis. Such services include strategic planning, acquisition assistance, procurement of capital and debt arrangements, securing health and business insurance overages, audit and income tax planning and other matters. Fees charged for these services amounted to $75,000 for the three month periods ended March 31, 1996 and 1995.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------

                      Condition and Results of Operations
                      -----------------------------------

        The following discussion and analysis relates to the accompanying unaudited consolidated financial statements and presents a current assessment of material changes in financial condition and results of operations. A detailed discussion and analysis for the preceding years appears in the Registrant's December 31, 1995 Annual Report to Stockholders.

Liquidity and Capital Resources
- - -------------------------------

        The Company's borrowings (including long and short-term) of $9,372,240 reflect an increase of approximately $1,312,800 as compared to December 31, 1995. The principal reasons for the increase were $1,289,000 from borrowings under the Company's revolving credit facility and a capital lease for the purchase of manufacturing equipment in the amount of $194,200. These increases were offset by a payment of $100,000 pursuant to a non-compete agreement with Optical Radiation Corporation, $47,300 of payments made pursuant to the 7.9% Industrial Development Revenue Bond and $24,000 of payments on capital lease obligations.

        The Company's loan from parent reflects a decrease of approximately $11,500 at March 31, 1996 as compared to the end of the prior year.

        The Company anticipates that internally generated funds and borrowings under its operating credit facilities will be sufficient to meet its working capital needs. The Company expects that it will have capital expenditures of approximately $700,000 in 1996. The Company does not engage in any currency hedging activities in connection with its foreign operations and sales.

Results of Operations
- - ---------------------

        Consolidated net sales of $11,362,600 for the three month period ended March 31, 1996 represents an increase of 41% over the respective prior year period. The following table shows comparative net sales by industry segment for the Company's operations:


                                                           Net Sales
                                                           ---------
                                                         (000's Omitted)
                                                         --------------
                                                        Three Months Ended
                                                            March 31,
                                                     1996               1995
                                                   -------           ----------
Theatre Products                                   $10,883              7,314
Restaurant Products                                    480                724
                                                   -------             -------
                                                   $11,363              8,038

        Net sales in the Theatre segment increased approximately $3,569,000 or 48% for the three months ended March 31, 1996 as compared to the same
periods of the prior year.   The increase is attributable to unit sales
increases of projectors, sound heads, platters and lenses which is reflective of the continued planned industry-wide expansion of both the domestic and world-wide theatre markets.

        Gross profit as a percentage of net sales decreased to 28% for the three months ended March 31, 1996 from 29% for the same three month period of 1995. The decrease is primarily attributable to the margins realized by Westrex, the Company's new distribution operation in Hong Kong, and the mix of Theatre Products that were sold between the periods.

        Selling, general and administrative expenses increased approximately $235,100 for the three month period ended March 31, 1996 as compared to the
same periods of  the prior year.   As a percentage of net sales, such
expenses decreased to 14% for the quarter from 17% for the same quarter of the prior year. The additional theatre sales have been generated without a significant increase in selling costs, travel and the number of employees.

        Interest expense amounted to approximately $186,100 for the three month period ended March 31, 1996 as compared to $22,193 for the same three month period of 1995. The current three month period includes interest expense attributable to the $8,000,000 borrowing made in September 1995 to pay the Canrad dividend.

        The actual income tax expense amounted to approximately 39% for the current three month period as compared to a statutory rate of 34%. The difference relates to the non-deductibility of certain intangible expenses, principally goodwill, and the effects of state income taxes.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


                            BALLANTYNE OF OMAHA, INC.


Date:    May 13, 1996                  By: /s/ Ronald H. Echtenkamp
                                           ----------------------------------
                                       Ronald H. Echtenkamp
                                       President and Chief Executive Officer


Date:    May 13, 1996                  By: /s/ Brad French
                                           ----------------------------------
                                       Brad French, Secretary, Treasurer, and
                                       Chief Financial Officer