Form 10-Q
period 1996-06-30
BALLANTYNE OF OMAHA INC
filed 1996-07-10
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.   20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934



For Quarter Ended                                        Commission File Number
June 30, 1996                                                    1-13906



                           BALLANTYNE OF OMAHA, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                             47-0587703
- -------------------------------                          ----------------------
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
                                 (402) 453-4444

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---     ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

      Class                                     Outstanding as of June 30, 1996
- ------------------                              -------------------------------
Common Stock, $.01                                           4,399,995
par value

                           BALLANTYNE OF OMAHA, INC.
                           -------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------


Part I.  Financial Information

Item 1. Financial Statements

       Consolidated Balance Sheets as of
        June 30, 1996 and December 31, 1995                               2 - 3

       Consolidated Statements of Income
        for the Six Months
        ended June 30, 1996 and 1995                                        4

       Consolidated Statements of Cash Flows
        for the Six months ended
        June 30, 1996 and 1995                                            5 - 6

       Notes to Consolidated Financial
        Statements                                                        7 - 8

       Item 2. Management's Discussion and Analysis
        of Results of Operations and
        Financial Condition                                              9 - 10

Part II.  Other Information                                                11

       Item 4. Submission of Matters to a Vote of Security Holders

       Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

       (b) Reports on Form 8-K

Signatures

Exhibit Index

                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           BALLANTYNE OF OMAHA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S


                                      June 30,    December 31,
                                        1996          1995
                                     -----------  ------------
                                     (Unaudited)

Current
  Cash                               $   211,030     204,172
  Accounts receivable (less
  allowance of $108,682 in 1996
  and $118,033 in 1995)                7,139,825   5,713,141
  Inventories                         10,112,844   9,306,157
  Deferred income taxes                  515,926     515,926
  Other current assets                   122,763      51,873
                                     -----------  ----------
                                      18,102,388  15,791,269

Net property, plant and equipment      3,286,381   2,934,619

Goodwill, other intangibles and
 other assets, net                     1,066,150   1,102,314
                                     -----------  ----------

                                     $22,454,919  19,828,202
                                     ===========  ==========

                           BALLANTYNE OF OMAHA, INC.

                          CONSOLIDATED BALANCE SHEETS

                             L I A B I L I T I E S


                                         June 30,   December 31,
                                           1996         1995
                                       ------------ -----------

(Unaudited)

Current
 Intercompany payable to parent          $  112,236  $  135,588
  Current portion of long-term debt         879,860     839,508
  Accounts payable                        4,546,898   3,680,020
  Accrued expenses                        1,407,680   1,444,937
  Income taxes                              252,994   1,066,532
                                         ----------  ----------
                                          7,199,668   7,166,585

Deferred income taxes                       386,472     386,472

Long-term debt                            7,846,282   7,219,930



                     S T O C K H O L D E R S '  E Q U I T Y


  Preferred stock, par value
   $.01 per share; authorized
   1,000,000 shares                               -           -

Common stock, par value
   $.01 per share; authorized
   10,000,000 shares; 4,399,995
   in 1996 and 4,400,000 in 1995
   shares outstanding                        44,000      44,000

Additional paid-in capital                5,011,215   5,011,215

Retained earnings                         1,967,282           -
                                        ----------- -----------
                                          7,022,497   5,055,215
                                        ----------- -----------
                                        $22,454,919 $19,828,202
                                        =========== ===========

                           BALLANTYNE OF OMAHA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                           Six Months Ended June 30,


                                           1996        1995


Net sales                              $23,857,860  $18,065,803

Cost of sales                           17,075,185   12,790,689
                                       -----------  -----------

Gross profit                             6,782,675    5,275,114

Total operating expense                  3,152,602    2,801,317
                                       -----------  -----------

    Income from operations               3,630,073    2,473,797

Interest expense                           381,771       41,415
                                       -----------  -----------

      Income before income taxes         3,248,302    2,432,382

Income taxes                             1,281,020      981,551
                                       -----------  -----------

   Net income                          $ 1,967,282  $ 1,450,831
                                       ===========  ===========

Net income per share                         $0.41        $0.28
                                       ===========  ===========

Weighted average shares outstanding      4,781,318    4,400,000
                                       ===========  ===========

                           BALLANTYNE OF OMAHA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                       For the  Six Months Ended June 30,



                                                          1996           1995

Cash flows from operating
 activities:

Net income                                          $ 1,967,282   $ 1,450,831
Depreciation and amortization                           247,906       273,799

Changes in assets and liabilities
  Trade receivables                                  (1,426,684)   (1,808,909)
  Other current assets                                  (70,890)      (54,170)
  Inventories                                          (806,687)     (103,372)
  Accounts payable                                      866,878       833,961
  Accrued expenses                                      (37,257)       64,403
  Income taxes                                         (813,538)      (16,839)
  Goodwill, other intangibles
    and other assets                                     10,010        22,963
                                                    -----------   -----------

Net cash provided by (used in)
 operating activities                                   (62,980)      662,667
                                                    -----------   -----------

Cash flows from
 financing activities

Change in intercompany payable to parent                (23,352)      (34,406)
Repayment of long-term debt                            (245,549)     (485,943)
Net proceeds from revolving credit facility             530,000             -
                                                    -----------   -----------

Net cash provided by (used in) financing activities     261,099      (520,349)
                                                    -----------   -----------

                           BALLANTYNE OF OMAHA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (continued)


                                   1996       1995

Cash flows from investing
 activities:

Capital expenditures             (191,261)   (89,470)
                               ----------   --------

Net increase in cash                6,858     52,848

Cash at beginning of period       204,172    260,006
                               ----------   --------

Cash at end of period          $  211,030   $312,854
                               ==========   ========

Supplemental disclosure of
 cash flow information:

 Interest payments             $  379,290   $ 41,415
                               ==========   ========

 Income tax payments           $2,094,558   $981,551
                               ==========   ========

Other noncash activities in 1996 include approximately $382,300 of additional capital lease obligations in exchange for equipment.

                           BALLANTYNE OF OMAHA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996


1. General

Ballantyne of Omaha, Inc. ("Ballantyne" or the "Company") and its wholly-owned subsidiaries, Strong International Inc. and Flavor-Crisp of America Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, follow spotlights and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. A majority of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad Delaware"), which is an indirect wholly-owned subsidiary of ARC International Corporation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are, in the opinion of management, of a normal, recurring nature. These consolidated financial statements should be read in connection with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.    Inventories

   Inventories consist of the following

                        June 30,    December 31,
                          1996          1995
                      ------------  ------------

   Raw Material        $ 7,299,451  6,708,016
   Work-in-process       1,526,420  1,167,433
   Finished goods        1,286,973  1,430,708
                       -----------  ---------
                       $10,112,844  9,306,157
                       ===========  =========

3.     Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. The effects of the assumed exercise of outstanding stock options and warrants have been included in the income per share calculation for the period that the shares were assumed issued using the treasury stock method. Weighted average shares outstanding amounted to 4,781,318 for the six months ended June 30, 1996 and 4,400,000 for the three months ended June 30, 1995. Prior to the Company's initial public offering in September 1995, the Company was a wholly-owned subsidiary of Canrad Delaware.

Net income per share has been calculated to reflect the effects of the interest expense less related income tax effects of the $8,000,000 borrowing pursuant to the Norwest Bank revolving credit facility which is assumed to be outstanding as of the beginning of each period presented, with no repayment being made during such period, and the 400,000-to-1 common stock exchange. The Company's Board of Directors declared a 10% stock distribution on January 23, 1996, which issued on March 8, 1996, to shareholders of record on February 9, 1996. This stock distribution resulted in the issuance of approximately 400,000 shares of common stock. Per share data have been restated to reflect these stock distributions as of the earliest period presented. The stock distribution is not considered a distribution of earnings except to the extent that the Company has retained earnings, but rather had the effect of increasing the number of outstanding shares.

4.  Related Party Transactions

Canrad Inc., the parent of Canrad Delaware, provides services to its subsidiaries on a corporate basis. Such services include strategic planning, acquisition assistance, procurement of capital and debt arrangements, securing health and business insurance coverages and payment of medical claims, audit and income tax planning and other matters. Fees charged for these services amounted to $150,000 for the six month periods ended June 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
- -------------

   The following discussion and analysis relates to the accompanying unaudited consolidated financial statements and presents a current assessment of material changes in financial condition and results of operations. A detailed discussion and analysis for the preceding years appears in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Liquidity and Capital Resources
- -------------------------------

   The Company's borrowings (including long and short-term) of approximately $8.7 million reflect an increase of approximately $666,700 as compared to December 31, 1995. The principal reasons for the increase were $530,000 from borrowings under the Company's revolving credit facility with Norwest Bank Nebraska, N.A. (the "Norwest Facility") and a capital lease for the purchase of manufacturing equipment in the amount of $382,300. These increases were offset by a payment of $94,100 pursuant to a non-compete agreement with Optical Radiation Corporation, $95,600 of payments made pursuant to the 7.9% Industrial Development Revenue Bond and $55,900 of payments on capital lease obligations.

   The Company's intercompany payable to parent reflects a decrease of approximately $23,400 at June 30, 1996 as compared to the end of the prior year.

   The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. Net cash provided (used) by operating activities for the years ended December 31, 1993, 1994, and 1995 and the six months ended June 30, 1996 was $3.1 million, $3.4 million, $2.4 million and $(63,000), respectively. For the six months ended June 30, 1995, net cash provided by operating activities was approximately $662,700. The decrease in net cash provided by operating activities were primarily due to increases in net income, inventory and trade receivables, and decreases in income taxes payable. Prior to its initial public offering, the Company did not pay quarterly estimated taxes and therefore the Company had significantly higher cash tax payments during the six months ended June 30, 1996. The Company expects that it will have capital expenditures on equipment of approximately $900,000 in 1996. The Company does not engage in any currency hedging activities in connection with its foreign operations and sales.

Results of Operations
- ---------------------

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

  Net sales for the six months ended June 30, 1996 (the "1996 Period") increased 32.1% to approximately $23.9 million from approximately $18.1 million for the
six months ended June 30, 1995 (the "1995 Period").   The following table sets
forth net sales of theatre products and restaurant products for the respective periods:

                            SIX MONTHS ENDED JUNE 30,
                            -------------------------
                                1995         1996
                            ------------  -----------

     Theatre Products.....   $16,467,600  $22,698,900
     Restaurant Products..     1,598,200    1,159,000
                             -----------  -----------
     Total Net Sales......   $18,065,800  $23,857,900
                             ===========  ===========

  Net sales of theatre products increased approximately $6.2 million or 37.8% for the 1996 Period as compared to the 1995 Period. Net sales of commercial motion picture projection equipment increased approximately $6.1 million or 39.9%, and net sales of follow spotlights increased approximately $ 102,000 or 10.9%. The majority of the increase in net sales of commercial motion picture projection equipment was attributable to increased sales of such equipment to foreign customers and to domestic customers for end users expanding into foreign markets. Net sales of replacement parts increased approximately $400,000 or 17.0% for the 1996 Period as compared to the 1995 Period.

  Net sales of restaurant products decreased approximately $439,200, due in part to a loss of one customer account by one of the Company's major restaurant products customers.

  Gross profit as a percentage of net sales decreased to 28.4% for the 1996 Period from 29.2% for the 1995 Period. The decrease is primarily attributable to a greater percentage of lower margin theatre products sold in the 1996 Period as compared to the 1995 Period.

  Operating expenses increased approximately $351,300 or 12.5% for the 1996 Period as compared to the 1995 Period. However, as a percentage of net sales, such expenses decreased to 13.2% for the 1996 Period from 15.5% for the 1995 Period as a result of an increase in net sales of theatre products without a proportional significant increase in selling costs (which include advertising, travel and personnel expenses).

  Interest expense was approximately $381,800 for the 1996 Period as compared to approximately $41,400 for the 1995 Period. This increase reflects the interest expense attributable to the incurrence of $8.0 million of indebtedness in September 1995 under the Norwest Facility in connection with the Company's
initial public offering.   See "--Liquidity and Capital Resources."

  The effective tax rate was 39.4% for the 1996 Period as compared to the statutory rate of 34.0%. The difference relates to the effect of state income taxes and the non-deductibility of certain intangible expenses, principally goodwill.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders
        --------------------------------------------------

  The Company's regular Annual Meeting of Stockholders was held on June 11, 1996 for the purpose of electing two nominees as directors and approving an amendment to the Company's 1995 Outside Directors' Stock Option Plan (the "Amendment") which (i) changed the vesting schedule of options granted thereunder (including outstanding options) and (ii) provides for the granting of additional options for non-employee directors at specified times. With respect to the election of directors, both director nominees were re-elected. With respect to the Amendment, 3,933,876 shares were voted in favor of the Amendment, 26,613 shares were voted against the Amendment, 10,705 shares abstained from voting and there were no broken non-votes.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

EXHIBIT
NO.                         DESCRIPTION
- --                          -----------
3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-93244 (the "IPO Registration Statement")).
3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the IPO Registration Statement).
4.1 Trust Indenture dated as of September 1, 1988 by and between the County of Douglas, Nebraska and FirstTier Bank, National Association, Omaha (incorporated by reference to Exhibit 4.1 to the IPO Registration Statement).
4.2 Loan Agreement dated August 30, 1995, as amended as of November 24, 1995, between the Company and Norwest Bank Nebraska, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.8  1995 Outside Directors Stock Option Plan, as amended as of July 8, 1996.
10.14 Stock Option Agreement dated as of September 19, 1995 between the
      Company and Jaffoni & Collins Incorporated.
10.15 Stock Option Agreement dated as of December 22, 1995 between the
      Company and Geller & Friend Capital Partners, Inc.
10.16 Extension Agreement to Employment Agreement between the Company and
      John Wilmers dated July 8, 1996.
11.1 Computation of net earnings per share (included in Consolidated Financial Statements).
27    Financial Data Schedule.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the period April 1, 1996 to June 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
  has duly   caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


                           BALLANTYNE OF OMAHA, INC.


Date:       July 10, 1996            By:  /s/ Ronald H. Echtenkamp
                                          ------------------------------
                                          Ronald H. Echtenkamp
                                          President and Chief Executive Officer


Date:       July 10, 1996            By:  /s/ Brad French
                                          ------------------------------
                                          Brad French, Secretary, Treasurer, and
                                          Chief Financial Officer

EXHIBIT INDEX


EXHIBIT
NO.                         DESCRIPTION
- --                          -----------
3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-93244 (the "IPO Registration Statement")).
3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the IPO Registration Statement).
4.1 Trust Indenture dated as of September 1, 1988 by and between the County of Douglas, Nebraska and FirstTier Bank, National Association, Omaha (incorporated by reference to Exhibit 4.1 to the IPO Registration Statement).
4.2 Loan Agreement dated August 30, 1995, as amended as of November 24, 1995, between the Company and Norwest Bank Nebraska, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.8  1995 Outside Directors Stock Option Plan, as amended as of July 8, 1996.
10.14 Stock Option Agreement dated as of September 19, 1995 between the
      Company and Jaffoni & Collins Incorporated.
10.15 Stock Option Agreement dated as of December 22, 1995 between the
      Company and Geller & Friend Capital Partners, Inc.
10.16 Extension Agreement to Employment Agreement between the Company and
      John Wilmers dated July 8, 1996.
11.1 Computation of net earnings per share (included in Consolidated Financial Statements).
27    Financial Data Schedule.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the period April 1, 1996 to June 30, 1996.