Form 10-Q/A
period 1996-06-30
BALLANTYNE OF OMAHA INC
filed 1996-07-16
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.   20549


                                  FORM 10-Q/A

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934




For Quarter Ended                                         Commission File Number
June 30, 1996                                                    1-13906



                           BALLANTYNE OF OMAHA, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            47-0587703
- -------------------------------------                   -----------------------
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

    Class                                      Outstanding as of June 30, 1996
- ----------------
Common Stock, $.01                                           4,399,995
par value

                           BALLANTYNE OF OMAHA, INC.
                           -------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information
         Item 1. Financial Statements

         Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1995                            3 - 4

         Consolidated Statements of Income
           for the Six Months
           ended June 30, 1996 and 1995                                     5

         Consolidated Statements of Cash Flows
           for the Six months ended
           June 30, 1996 and 1995                                         6 - 7

         Notes to Consolidated Financial
           Statements                                                     8 - 9

Signatures

                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------
       Item 1 is hereby amended in its entirety to read as follows:

                           BALLANTYNE OF OMAHA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S


June 30,                                  December 31,
                                        1996         1995
                                     -----------  ----------
(Unaudited)

Current
  Cash                               $   211,030     204,172
 Trade Receivables (less
  allowance of $108,682 in 1996
  and $118,033 in 1995)                7,139,825   5,713,141
  Inventories                         10,112,844   9,306,157
  Deferred income taxes                  515,926     515,926
  Other current assets                   122,763      51,873
                                     -----------  ----------
                                      18,102,388  15,791,269

Net property, plant and equipment      3,286,381   2,934,619

Goodwill, other intangibles and
 other assets, net                     1,066,150   1,102,314
                                     -----------  ----------

                                     $22,454,919  19,828,202
                                     ===========  ==========

See accompanying notes to consolidated financial statements.

                           BALLANTYNE OF OMAHA, INC.

                          CONSOLIDATED BALANCE SHEETS

                             L I A B I L I T I E S

                                                        June 30,    December 31,
                                                          1996         1995
                                                      ------------  ----------
                                                       (Unaudited)
Current
 Intercompany payable to parent                         $  112,236  $  135,588
  Current portion of long-term debt                        879,860     839,508
  Accounts payable                                       4,546,898   3,680,020
  Accrued expenses                                       1,407,680   1,444,937
  Income taxes payable                                     252,994   1,066,532
                                                        ----------  ----------
                                                         7,199,668   7,166,585

Deferred income taxes                                      386,472     386,472

Long-term debt, excluding current installments           7,846,282   7,219,930

                     S T O C K H O L D E R S '  E Q U I T Y

Preferred stock, par value
   $.01 per share; authorized
   1,000,000 shares, no shares issued or outstanding            -           -

Common stock, par value
   $.01 per share; authorized
   10,000,000 shares; 4,399,995
   in 1996 and 4,400,000 in 1995
   shares outstanding                                      44,000       44,000

Additional paid-in capital                              5,011,215    5,011,215

Retained earnings                                       1,967,282            -
                                                      -----------  -----------
                                                        7,022,497    5,055,215
                                                      -----------  -----------
                                                      $22,454,919  $19,828,202
                                                      ===========  ===========

See accompanying notes to consolidated financial statements.

                           BALLANTYNE OF OMAHA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                           Six Months Ended June 30,

                                          1996         1995
                                       -----------  -----------

Net sales                              $23,857,860  $18,065,803

Cost of sales                           17,075,185   12,790,689
                                       -----------  -----------

Gross profit                             6,782,675    5,275,114

Total operating expense                  3,152,602    2,801,317
                                       -----------  -----------

    Income from operations               3,630,073    2,473,797

Interest expense                           381,771       41,415
                                       -----------  -----------

      Income before income taxes         3,248,302    2,432,382

Income taxes                             1,281,020      981,551
                                       -----------  -----------

   Net income                          $ 1,967,282  $ 1,450,831
                                       ===========  ===========

Net income per share                         $0.41        $0.28
                                       ===========  ===========

Weighted average shares outstanding      4,781,318    4,400,000
                                       ===========  ===========

See accompanying notes to consolidated financial statements.

                           BALLANTYNE OF OMAHA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                       For the  Six Months Ended June 30,


                                                          1996           1995
                                                       -----------   ----------
Cash flows from operating
 activities:

Net income                                             $ 1,967,282   $ 1,450,831
Depreciation and amortization                              247,906       273,799

Changes in assets and liabilities
  Trade receivables                                     (1,426,684)   (1,808,909)
  Other current assets                                     (70,890)     (103,372)
  Inventories                                             (806,687)      (54,170)
  Accounts payable                                         866,878       833,961
  Accrued expenses                                         (37,257)       64,403
  Income taxes                                            (813,538)      (16,839)
  Goodwill, other intangibles
    and other assets                                        10,010        22,963
                                                       -----------   -----------
Net cash provided by (used in)
 operating activities                                      (62,980)      662,667
                                                       -----------   -----------
Cash flows from
 financing activities

Change in intercompany payable to parent                   (23,352)      (34,406)
Repayment of long-term debt                               (245,549)     (485,943)
Net proceeds from revolving credit facility                530,000             -
                                                       -----------   -----------

Net cash provided by (used in) financing activities        261,099      (520,349)
                                                       -----------   -----------

                           BALLANTYNE OF OMAHA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (continued)


                                 1996          1995
                              -----------  -----------
Cash flows from investing
 activities:

Capital expenditures             (191,261)   (89,470)
                               ----------   --------

Net increase in cash                6,858     52,848

Cash at beginning of period       204,172    260,006
                               ----------   --------

Cash at end of period          $  211,030   $312,854
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

                           BALLANTYNE OF OMAHA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996


1. General

   Ballantyne of Omaha, Inc. ("Ballantyne" or the "Company") and its wholly-owned subsidiaries, Strong International Inc. and Arnold's, Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, follow spotlights and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. A majority of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad Delaware"), which is an indirect wholly-owned subsidiary of ARC International Corporation.

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

2. Inventories

   Inventories consist of the following

                                  June 30,   December 31,
                                    1996        1995
                                ------------  ---------

   Raw material and supplies     $ 7,299,451  6,708,016
   Work-in-process                 1,526,420  1,167,433
   Finished goods                  1,286,973  1,430,708
                                 -----------  ---------
                                 $10,112,844  9,306,157
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

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to this report to be filed on its behalf by the undersigned, thereunto duly authorized.


                           BALLANTYNE OF OMAHA, INC.


Date:  July 16, 1996          By:  /s/ Ronald H. Echtenkamp
                                   ---------------------------------------
                              Ronald H. Echtenkamp
                              President and Chief Executive Officer


Date:  July 16, 1996          By:  /s/ Brad French
                                   ---------------------------------------
                              Brad French, Secretary, Treasurer, and
                              Chief Financial Officer