Form 10-Q
period 1996-09-30
BALLANTYNE OF OMAHA INC
filed 1996-11-14
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.   20549


                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934



For Quarter Ended                                      Commission File Number
September 30, 1996                                             1-13906



                         BALLANTYNE OF OMAHA, INC.
          (Exact name of Registrant as specified in its charter)

     DELAWARE                                                47-0587703
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                 4350 MCKINLEY STREET, OMAHA, NEBRASKA 68112
          (Address of principal executive offices including zip code)

              Registrant's telephone number, including area code:
                              (402) 453-4444

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

     Class                                  Outstanding as of September 30, 1996
------------------                                        5,664,995
Common Stock, $.01
par value

                            BALLANTYNE OF OMAHA, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item I.   Financial Statements

          Consolidated Balance Sheets as of
               September 30, 1996 and December 31, 1995                   2 - 3

          Consolidated Statements of Income
               for the Three Months and Nine Months
               ended September 30, 1996 and 1995                            4

          Consolidated Statements of Cash Flows
               for the Nine Months ended
               September 30, 1996 and 1995                                5 - 6

          Notes to Consolidated Financial
               Statements                                                 7 - 8


Item II.  Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                                   9 - 10


Part II. Other Information                                                  11

                            BALLANTYNE OF OMAHA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    September 30,   December 31,
                                                         1996           1995
                                                    -------------   ------------
                                                      (Unaudited)

Current
  Cash                                               $ 5,573,846        204,172
  Accounts receivable (less
    allowance of $115,008;
    December 31, 1995 - $118,033)                      7,705,223      5,713,141
  Inventories                                         10,988,205      9,306,157
  Deferred income taxes                                  515,926        515,926
  Other current assets                                    42,414         51,873
                                                     -----------     ----------
                                                      24,825,614     15,791,269

Net property, plant and equipment                      3,558,161      2,934,619

Goodwill, other intangibles and
  other assets, net                                    1,007,659      1,102,314
                                                     -----------     ----------

                                                     $29,391,434     19,828,202
                                                     -----------     ----------
                                                     -----------     ----------







See accompanying notes to consolidated financial statements.

                              BALLANTYNE OF OMAHA, INC.

                             CONSOLIDATED BALANCE SHEETS

                                    LIABILITIES


                                                     September 30,  December 31,
                                                          1996           1995
                                                     -------------  ------------
                                                      (Unaudited)

Current
   Intercompany Payable to parent                    $   150,354        135,588
  Current portion of long-term debt                      285,488        839,508
  Accounts payable                                     4,306,447      3,680,020
  Accrued expenses                                     1,865,021      1,444,937
  Income taxes                                           210,426      1,066,532
                                                     -----------     ----------
                                                       6,817,736      7,166,585

Deferred income taxes                                    386,472        386,472

Long-term debt                                           232,338      7,219,930


                                  STOCKHOLDERS' EQUITY

Preferred stock, par value
   $.01 per share; authorized
   1,000,000 shares                                         -              -

Common stock, par value
   $.01 per share; authorized
   10,000,000 shares; 5,664,995
   in 1996 and 4,400,000 in 1995
   shares outstanding                                     56,650         44,000

Additional paid-in capital                            18,658,894      5,011,215

Retained earnings                                      3,239,344              -
                                                     -----------     ----------
                                                      21,954,888      5,055,215
                                                     -----------     ----------
                                                     $29,391,434     19,828,202
                                                     -----------     ----------
                                                     -----------     ----------


See accompanying notes to consolidated financial statements.

                                BALLANTYNE OF OMAHA, INC.

                           CONSOLIDATED STATEMENTS OF INCOME

                                                    (Unaudited)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                         1996           1995           1996           1995
                                                     -----------      ---------     ----------     ----------
Net sales                                            $12,637,047      9,375,040     36,494,907     27,440,843
Cost of sales                                          8,695,855      6,727,716     25,771,040     19,518,405
                                                     -----------      ---------     ----------     ----------
                                                       3,941,192      2,647,324     10,723,867      7,922,438

Total operating expense                                1,798,294      1,353,624      4,950,896      4,154,941
                                                     -----------      ---------     ----------     ----------

     Income from operations                            2,142,898      1,293,700      5,772,971      3,767,497

Interest expense                                          42,405         54,669        424,176         96,084
                                                     -----------      ---------     ----------     ----------

      Income before income taxes                       2,100,493      1,239,031      5,348,795      3,671,413

Income taxes                                             828,432        464,257      2,109,452      1,445,808
                                                     -----------      ---------     ----------     ----------

    Net income                                       $ 1,272,061        774,774      3,239,343      2,225,605
                                                     -----------      ---------     ----------     ----------
                                                     -----------      ---------     ----------     ----------

Net income per share                                         .23            .15            .64            .44
                                                     -----------      ---------     ----------     ----------
                                                     -----------      ---------     ----------     ----------

Weighted average shares
  outstanding                                          5,543,599      4,400,000      5,057,951      4,400,000
                                                     -----------      ---------     ----------     ----------
                                                     -----------      ---------     ----------     ----------


See accompanying notes to consolidated financial statements.

                                  BALLANTYNE OF OMAHA, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                          For the  Nine Months Ended September 30,


                                                        1996            1995
                                                    -----------      ----------
Cash flows from operating
  activities:

Net income                                           $3,239,344       2,225,605
Depreciation and amortization                           432,436         411,386

Changes in assets and liabilities
  Trade receivables                                  (1,992,082)     (2,277,290)
  Other current assets                                    9,459         (22,839)
  Inventories                                        (1,682,048)       (987,033)
  Goodwill, other intangibles
    and other assets                                     (7,123)         12,509
  Accounts payable                                      626,427       1,382,524
  Accrued expenses                                      420,084         565,693
  Income Taxes                                         (856,106)              -
                                                    -----------      ----------

Net cash provided by
  operating activities                                  190,391       1,310,555
                                                    -----------      ----------

Cash flows from
  financing activities

Dividends paid                                            -          (8,000,000)
Change in intercompany payable to parent                 14,766        (446,008)
Change in long-term debt                             (7,923,912)      7,359,895
                                                    -----------      ----------

Net proceeds from Equity Offering                    13,660,329               -
                                                    -----------      ----------
Net cash used in financing activities               $ 5,751,183      (1,086,113)
                                                    -----------      ----------

                                 BALLANTYNE OF OMAHA, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (continued)


                                                         1996            1995
                                                      ----------      ---------
Cash flows from investing
  activities:

Capital expenditures                                    (571,900)      (135,586)
                                                      ----------      ---------

Net cash used in investing
  activities                                            (571,900)      (135,586)
                                                      ----------      ---------

Net increase in cash                                   5,369,674         88,856

Cash at beginning of period                              204,172        260,006
                                                      ----------      ---------

Cash at end of period                                  5,573,846        348,862
                                                      ----------      ---------
                                                      ----------      ---------

Supplemental disclosure of
  cash flow information:

  Interest payments                                      424,176         96,084
                                                      ----------      ---------

  Income tax payments                                 $2,965,558      1,259,608
                                                      ----------      ---------
                                                      ----------      ---------



Other noncash activities in 1996 include approximately $382,300 of additional capital lease obligations in exchange for equipment.



See accompanying notes to consolidated financial statements.

                               BALLANTYNE OF OMAHA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                  September 30, 1996


1.        The Company

          Ballantyne of Omaha Inc. ("Ballantyne" or the "Company") and its wholly-owned subsidiaries Strong International Inc. and Flavor-Crisp of America Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, follow spotlights and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. A majority of the Company's common stock is owned by Canrad of Delaware Inc. ("Canrad Delaware"), which is an indirect wholly-owned subsidiary of ARC International Corporation.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented. All such adjustments are, in the opinion of management, of
          a normal, recurring nature.   These consolidated financial statements
          should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.        Inventories

          Inventories consist of the following

                                        September 30,           December 31,
                                           1996                     1995
                                       -------------            ------------

Raw Material                            $8,000,755               6,708,016
Work-in-process                          1,811,586               1,167,433
Finished goods                           1,175,864               1,430,708
                                       -----------               ---------
                                       $10,988,205               9,306,157
                                       -----------               ---------
                                       -----------               ---------

3.        Common Stock

          a. Equity Offering

          On August 1, 1996, the Company completed an offering of its shares of capital stock pursuant to a Registration Statement on Form S-1 ("the Offering"). Pursuant to the Offering, the Company sold 1,100,000 shares of Common Stock to the public at the price of $12.125 per share. In addition, the Company granted the Underwriters an option, exercisable until August 31, 1996 to purchase an aggregate of up to 165,000 additional shares of Common Stock at $12.125 price per share less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters purchased all 165,000 shares on August 16, 1996. The net proceeds to the Company from the Offering were $13,660,329. See Note 4 regarding indebtedness.

          b. Initial Public Offering

          On September 6, 1995, the Company completed the initial public offering of its shares of capital Stock pursuant to its Registration Statement on Form S-1 (the "IPO"). Pursuant to the IPO, Canrad of Delaware Inc., ("Canrad"), the holder of record of all of the outstanding shares of capital stock of Ballantyne, sold 1,200,000 shares of Ballantyne common stock to the public at an IPO price of $6.50. In connection with the IPO, on June 30, 1995, the Company effected a 400,000-to-1 stock exchange which has been given retroactive effect in the accompanying consolidated balance sheets. The authorized common stock of Ballantyne was increased from 100,000 shares to 10,000,000 shares and the 10 issued shares increased to 4,000,000 shares. As a result, $40,000 was transferred from additional paid-in capital to common stock. In addition, the Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 per value.

          On October 2, 1995, an additional 180,000 shares of Ballantyne were sold by Canrad at the IPO price of $6.50.

4.        Indebtedness

          The Company used $7,601,000 of the proceeds of the Offering to pay off indebtedness owed under a revolving credit facility from Norwest Bank Nebraska, N.A.

5.        Related Party Transactions

          Canrad Inc., the parent of Canrad Delaware, provides services to its subsidiaries on a corporate basis. Such services include strategic planning, acquisition assistance, procurement of capital and debt arrangements, securing health and business insurance coverages and payment of medical claims, audit and income tax planning and other matters. Fees charged for these services amounted to $75,000 and $225,000 for the three and nine month periods ended September 30, 1996 and 1995, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis relates to the accompanying unaudited consolidated financial statements and presents a current assessment of material changes in financial condition and results of operations. A detailed discussion and analysis for the preceding years appears in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's borrowings (including long and short-term) of $517,800 reflect a decrease of approximately $7,541,600 as compared to December 31, 1995. The principal reasons for the decrease were the payoff of $7,090,000 from borrowings under the Company's revolving credit facility with Norwest Bank Nebraska, N.A. (The "Norwest Facility") and capital lease payoffs of manufacturing equipment in the amount of $215,000. Also a payment of $91,800 pursuant to a non-compete agreement with Optical Radiation Corporation and $144,800 of payments made pursuant to the 7.9% Industrial Development Revenue Bond.

          The Company's intercompany payable to parent reflects an increase of approximately $14,800 at September 30, 1996 as compared to the end of the prior year.

          The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. Net cash provided (used) by operating activities for the years ended December 31, 1993, 1994 and 1995 and the nine months ended September 30, 1996 was $3.1 million, $3.4 million, $2.4 million and $190,400, respectively. For the nine months ended September 30, 1995, net cash provided by operating activities was approximately $1,310,600. The decrease in net cash provided by operating activities was primarily due to increases in net income, inventory, trade receivables and income taxes payable. Prior to its initial public offering, the company did not pay quarterly estimated taxes and therefore the Company had significantly higher cash tax payments during the nine months ended September 30, 1996. The Company expects that it will have capital expenditures on equipment of approximately $900,000 in 1996. The Company does not engage in any currency hedging activities in connection with its foreign operations and sales.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

          Net sales of $12.6 million and $36.5 million for the three and nine month periods ended

September 30, 1996 represent increases of 35% and 33% over the respective prior year periods. The following table sets forth net sales of theatre products and restaurant products for the respective periods:

                                           (000's Omitted)
                                        ----------------------
                          Three Months Ended             Nine Months Ended
                             September 30,                September 30,
                           1996          1995           1996           1995
                         -------        -----          ------         ------
Theatre Products         $12,025        8,650          34,725         25,118
Restaurant Products          612          725           1,771          2,323
                         -------        -----          ------         ------
Total Net Sales          $12,637        9,375          36,495         27,441
                         -------        -----          ------         ------
                         -------        -----          ------         ------

          Net sales of theatre products increased approximately $3,375,000 or 39% for the three months and approximately $9,054,000 or 33% for the nine months ended September 30, 1996 as compared to the same periods of the prior year. The majority of the increase is attributable to unit sales increases of projectors, sound heads, platters and lenses which is reflective of the continued planned industry-wide expansion of both the domestic and world-wide theatre markets.

          Gross profit as a percentage of net sales increased to 31% for the three months ended September 30, 1996 from 28% for the same three month period of 1995. The increase is primarily attributable to better efficiencies in manufacturing caused by increased throughput.

          Gross profit as a percentage of net sales was 29% for the nine months ended September 30, 1996 and 1995.

          Operating expenses increased approximately $444,700 and $795,600 for the three and nine month periods ended September 30, 1996 as compared to the same periods of the prior year. As a percentage of net sales, such expenses decreased to 14.2% for the current quarter and to 13.6% for the current nine months from 14.4% and 15.1% for the same quarter and nine month periods of the prior year. The additional theatre sales have been generated without a corresponding increase in selling costs, travel and the number of employees. Operating expenses include a corporate overhead charge of $75,000 and $225,000 for the three and nine month periods of 1996 and 1995.

          Interest expense amounted to approximately $42,400 and $424,200 for the three and nine month periods ended September 30, 1996 as compared to $54,669 and $96,084 for the same three and nine month periods of 1995. This increase reflects the interest expense attributable to the incurrence of $8.0 million of indebtedness in September 1995 under the Norwest Facility in connection with the Company's initial public offering. This indebtedness was repaid in full in August 1996. See "Liquidity and Capital Resources."

          The actual income tax expense amounted to approximately 39.4% for the current three and nine month periods as compared to a statutory rate of 34%. The differences relate to the non-deductibility of certain intangible expenses, principally goodwill, and the effects of state income taxes.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


                             BALLANTYNE OF OMAHA, INC.


Date:     November 14, 1996               By: /s/ Ronald H. Echtenkamp
                                              ------------------------
                                          Ronald H. Echtenkamp
                                          President and Chief Executive Officer


Date:     November 14, 1996               By: /s/ Brad French
                                              ------------------------
                                          Brad French, Secretary, Treasurer, and
                                          Chief Financial Officer