Form 10-K
period 1996-12-31
BALLANTYNE OF OMAHA INC
filed 1997-03-31
CIK 946454

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  [Fee Required]

    For the fiscal year ended December 31, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  [No Fee Required]

    For the transition period from                 to
                                   ---------------    ---------------
Commission File No. 1-13906

                              BALLANTYNE OF OMAHA, INC.
              ---------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

        DELAWARE                                        47-0587703
-------------------------                --------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                     4350 MCKINLEY STREET, OMAHA, NEBRASKA 68112
                    ---------------------------------------------
                       (Address of principal executive offices)

Registrant's telephone number, including area code:     (402) 453-4444
                                                    ---------------------
Securities registered pursuant
to Section 12(b) of the Act:   COMMON STOCK, $0.01 PAR VALUE
                             -------------------------------
Securities registered pursuant
to Section 12(g) of the Act:                    NONE
                             ----------------------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /  /

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X       No
                                ----         ----

    As of March 14, 1997, 8,569,785 shares of Common Stock of Ballantyne of Omaha, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on the American Stock Exchange) was approximately $61,526,525.

                         DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held June 10, 1997 -
Part III.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Ballantyne of Omaha, Inc. (the "Company") manufactures capital equipment for the theatre and restaurant industries. The Company's product lines are distributed on a worldwide basis principally through a domestic and international dealer network.

    The Company's theatre product line consists of commercial motion picture projection equipment and long-range follow spotlights. The Company is a leading manufacturer of commercial motion picture projection equipment. The Company's broad range of commercial motion picture projection equipment is capable of fully outfitting and automating a motion picture projection booth. The Company's commercial motion picture projection equipment is currently used by major movie exhibition companies such as AMC Entertainment, Cineplex Odeon and Regal Cinemas. The Company also manufactures, assembles and distributes customized commercial motion picture projection equipment for use in special venues, such as motion simulation rides, large screen format presentations and other forms of entertainment which employ visual special effects. Special venue customers currently using the Company's customized equipment include The Walt Disney Company, Imax Corporation and Iwerks Entertainment, Inc. for use at special venue sites such as the Magic Kingdom, EPCOT Center, IMAX theatres, Universal Studios and Busch Gardens.

    The Company's long-range follow spotlights are high-intensity general illumination products designed for both permanent installations and touring applications. The Company's long-range follow spotlights are used in, among other venues, the Toronto SkyDome, the United Center in Chicago, the Hoosier Dome, the Continental Air Arena in the New Jersey Meadowlands and the Sheffield Arena in the United Kingdom. The Company's long-range follow spotlights have also been employed at special venue events such as the 1996 Summer Olympics in Atlanta, Georgia and world tours by the Rolling Stones, R.E.M. and Pink Floyd.

    The Company's restaurant product line consists of commercial foodservice equipment, principally pressure fryers, barbecue/slow roasting cooking ovens and its recently introduced rotisserie ovens. This equipment is complemented by related items, such as seasonings and marinades, paper serving products and point of purchase displays, thereby offering customers a complete food preparation, serving and merchandising program. The Company's restaurant product line is sold primarily through its dealer network to independent convenience store/fast food restaurant operators. The Company also sells its pressure fryers to equipment suppliers directly, on a private label basis, for resale to major chains such as Pathmark, Winn Dixie and Wal-Mart for use in their delicatessens and sit-down eateries.

    The Company believes that it has a competitive edge as a result of its ability to meet each individual customer's needs (whether for individual components or complete systems) by offering a wide variety of products (often designed to customer specifications) that are high quality, reliable and innovative, and complemented by value-added services related thereto.

RECENT CORPORATE DEVELOPMENTS

    On January 29, 1997, the Board of Directors declared a 3-for-2 split of its Common Stock. The stock split was in the form of a 50% Common Stock dividend payable March 5, 1997 to shareholders of record on February 10, 1997.

    On August 1, 1996, the Company completed an offering of its shares of capital stock pursuant to a Registration Statement on Form S-1 ("the Offering"). Pursuant to the Offering , the Company sold 1,100,000 shares of Common Stock to the public at the price of $12.125 per share. In addition, the Company granted the Underwriters an option, exercisable until August 31, 1996 to purchase an aggregate of up to 165,000 additional shares of Common Stock at $12.125 price per share less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters purchased all 165,000 shares on August 16, 1996. The net proceeds to the Company from the Offering were $13,650,787.

    On January 23, 1996, the Board of Directors declared a 10% stock distribution, payable March 8, 1996, to stockholders of record on February 9, 1996.

    On September 6, 1995, the Company completed an initial public offering of shares of its Common Stock. Pursuant to the public offering, 1,380,000 shares of Common Stock were sold. The stock was sold by Canrad of Delaware Inc. Canrad of Delaware Inc. is a wholly owned subsidiary of Canrad Inc., a Delaware corporation, which in turn is a wholly owned subsidiary of ARC U.S.A. Corporation, a Delaware corporation. ARC U.S.A. Corporation is a wholly owned subsidiary of ARC International, a corporation headquartered in Toronto, Canada and listed on the American Stock Exchange. The Common Stock of the Company is also traded on the American Stock Exchange.

HISTORY

    The Company's business was founded in 1932. From that time, the Company has manufactured and supplied equipment and services to the commercial motion picture projection industry. The origins of the Company's long-range follow spotlight products began when Strong Electric Corporation of Toledo, Ohio ("Strong") introduced its first lamphouse. From that time, Strong has been a leading developer of state-of-the-art lamphouses for commercial motion picture projectors and long-range follow spotlights.

    In 1976, Strong and the Company's other operations were acquired by Canrad Inc. as a means of vertically integrating Canrad Inc.'s other product lines which included the manufacture and sale of xenon short arc bulbs as the light source for commercial motion picture projection equipment and long-range follow spotlights. As a result of these acquisitions, Canrad Inc. was able to offer a complete commercial motion picture projection system. In order to further realize manufacturing efficiencies from related technologies and markets, the operations of Strong were integrated into the Company at the end of 1983. In addition, during 1983, the Company acquired the assets of the Simplex Projector Division of the National Screen Services Corporation, thereby expanding its commercial motion picture projection equipment business.

    The Company further expanded its motion picture projection business with the 1993 acquisition of the business of the Cinema Products Division of Optical Radiation Corporation ("ORC"). This division designs, manufactures and sells commercial motion picture projection equipment on a worldwide basis and distributes ISCO-Optic lenses to the theatre and audio visual industries in North America.

    In December 1994, the Company increased its presence in the international marketplace with the acquisition of the business of Westrex Company Asia from Litton Systems, Inc. ("Westrex"). The Westrex acquisition provides the Company with a strategic location in the Far East and further access to the expanding economies of the Pacific Rim. The export market is becoming increasingly more significant to the Company's business. Net export sales have grown to approximately $11,304,800 or 22% of total net sales for the year ended December 31, 1996 as compared to approximately $6,150,800 or 21% of total net sales for the year ended December 31, 1994. Such net sales do not include sales of products to domestic dealers of both theatre and restaurant equipment and theatre chains which are ultimately exported.

    The Company's restaurant product line was initiated in the 1960s with the development of a pressure fryer for use in snack stands of drive-in theatres. The use of pressure fryers grew thereafter with the advent of fast food restaurants, convenience food stores and the expansion of precooked product offerings by delicatessens and sit-down eateries of chains such as Pathmark, Winn Dixie and Wal-Mart. The Company's commercial foodservice equipment product line has expanded to include a barbecue smoker/slow cooking oven and a rotisserie oven. This equipment is complemented by related items such as seasonings and marinades, paper serving products and point of purchase displays.

BUSINESS STRATEGY

    The Company's business strategy is to continue its historical focus on (i) manufacturing capital equipment for the theatre and restaurant industries by maintaining and expanding the markets for existing product lines and diversifying into complementary new markets; and (ii) maintaining or achieving a leading or significant market presence in the principal industries in which it competes. Key elements of the Company's strategy include:

    - CUSTOMER RELATIONS. The Company develops and maintains strong customer relationships by offering a wide variety of standardized, commercial equipment; working closely with its customers to fully understand their needs; and furnishing value-added services such as
         (i) design and engineering expertise to develop products (often designed to customer specifications) that are high-quality, reliable and innovative; (ii) prompt delivery; and (iii) after-sale technical support.

    - EXPANDING INTERNATIONAL PRESENCE. The importance of the export market to the Company's product lines is significant. Net export sales as a percentage of total sales increased from 21% in 1994 to 22% in 1996. The Company's sales force travels extensively worldwide in the marketing of the Company's products. The acquisition of the business of Westrex is expected to further expand the Company's international presence by providing the Company with a strategic location in the Far East and further access to the many expanding economies of the Pacific Rim. The Company also provides strategic support services to its domestic distributors planning to export the Company's products to markets located outside of the United States.

    - ACQUISITION GROWTH. The Company has recently expanded its commercial motion picture projection equipment operations through the Cinema Products Division of ORC and Westrex acquisitions. The Company will continue to seek to expand all of its operations through acquisitions of complementary or related niche market products. These acquisitions will potentially enable the Company to further capitalize upon its distribution channels, low cost manufacturing capabilities and experience and expertise in the theatre and restaurant industries. Given the highly fragmented nature of the entertainment lighting and restaurant industry sectors in which the Company operates, future acquisitions may primarily involve these industry sectors.

    - CONTROL OF COSTS. The Company has historically controlled the cost of manufacturing and selling its products by increasing throughput and updating component designs with the goal of reducing assembly time without affecting product quality. In addition, selling, general and administrative expenses as a percentage of net sales have decreased from 15.5% in 1994 to 13.6% in 1996. Through ongoing efforts to reduce labor costs, rationalize manufacturing and assembly processes and take advantage of certain efficiencies which occur as throughput increases, the Company will seek to continue to be a low cost producer.

    - REPLACEMENT PARTS. The Company benefits from its substantial installed base of commercial motion picture projection equipment and to a lesser extent from its installed base of long-range follow spotlights and specialty restaurant equipment. Many of the Company's products require periodic replacement of components under routine maintenance procedures. Net sales of replacement parts by the Company increased from approximately $4,717,000 in 1994 to approximately $6,132,000 in 1996.

INDUSTRY

                                THEATRE PRODUCTS LINE

    The motion picture theatre industry celebrated its 100th anniversary in 1995. Management believes that the emergence of new forms of delivery systems, such as home video and network, syndicated and pay television, have not adversely affected attendance at motion picture theatres because the public continues to recognize the advantages of viewing a movie on a large screen with superior audio-visual quality. Moreover, increases in motion picture ticket prices have historically been below the annual increases in the overall cost of living and the movie going experience continues to remain an inexpensive form of entertainment relative to other out-of-home entertainment options. Management believes such continued viewing preference will account for a proliferation of new screens. The motion picture theatre industry has also recently introduced innovative techniques designed to enhance the movie going experience, an experience which cannot be duplicated at home. Many large single screen theatres have been replaced by multiplex theatres providing a wide range of film choices and have renovated their lobby and concession areas into restaurants and coffee bars in order to provide for all of a customer's evening entertainment needs. Multiplexes are also introducing forms of motion picture based entertainment not available on other forms of delivery systems such as 3-D and 360 degree films on large screens and motion simulation rides, which require new forms of commercial motion picture projection equipment manufactured by the Company and others. Management believes that there is a strong direct correlation between the motion picture theatre industry growth and the Company's net sales of commercial motion picture projection equipment. In order for a motion picture theatre operator to exhibit a motion picture, either the Company's or a competitor's commercial motion picture projection equipment must be used.

    According to data published by the National Association of Theatre Owners ("NATO"), the domestic theatre exhibition industry is comprised of approximately 400 exhibitors and approximately 29,000 screens. Since 1986, there has been a consolidation within the industry. Currently, the top ten theatre chains account for approximately 50% of the market and the top fifty chains account for approximately 80% of the market. These chains have expanded through the multiplexing concept and the refurbishing of existing theatres. Such expansion is expected to continue as regional theatre chains evolve into nationwide chains.

    The domestic theatre industry continues to be the primary initial distribution channel for new motion picture releases. Management believes that production of domestic feature films will continue to increase as a result of increasing demand for film product. Increasing demand is evidenced by the growth of the theatre exhibition industry outside of the United States and Canada. Since NATO began tracking motion picture revenues, 1994 marked the first time that the majority of theatrical revenues came from the export of American film products. Expanding economies in Latin America, Eastern Europe and parts of Asia will mean that more people in these areas will have both the leisure time and resources to spend on entertainment.

    The increased demand for film product is currently being met by an increase in production of feature films by the major studios. Moreover, management believes the emergence of stronger and better capitalized independent producers and distributors should strengthen the film production industry. Management believes that an increased supply of feature films should positively affect the need for additional screens and commercial motion picture projection equipment.

    Management believes the entertainment lighting industry is highly fragmented and includes all forms of illumination from large wattage follow spotlights to smaller wattage fixed studio lights. The Company has concentrated on the long-range follow spotlight industry. The Company anticipates modest growth in the long-range follow spotlight market through the turn of the century. This is due to the growth of the large venue entertainment and sports industries in Asia, Africa, South America and the Middle East, as well as continued growth of such venues in Europe. New venues such as the Manchester Arena in the United Kingdom and anticipated projects in China, India, Egypt and Malaysia will all require long-range follow spotlights. Additionally, the rapidly changing demands of the entertainment lighting industry will force long-range follow spotlight users to replace existing equipment as newer, technologically advanced equipment becomes available.

                               RESTAURANT PRODUCTS LINE

    The broad variety of foodservice equipment lends itself to specialization and one-product shops resulting in a commercial foodservice equipment industry that is highly fragmented. Management believes the highly fragmented nature of this industry provides excellent acquisition opportunities for the Company. The Company will seek acquisition opportunities that broaden its commercial foodservice equipment products line in order to strengthen its competitive position and enable it to enter new markets domestically and abroad.

    Management believes construction of new food establishments has been fueled in large part by the increasing introduction of new food concepts such as rotisserie chicken. Additionally, the market for the Company's commercial foodservice equipment has expanded through an increase in the number of foreign restaurants. The Company is currently seeking to capitalize on these trends through its Westrex acquisition, which provides the Company with a strategic location in the Far East and the expanding economies of the Pacific Rim, and the introduction of its rotisserie oven.

    Foodservice establishment expansion is being undertaken by, among others, many supermarkets which are seeking to draw sales away from fast food restaurants and convenience stores by expanding their delicatessen sections to offer a selection of prepared foods cooked on-site. Although there can be no assurance, management believes the potential exists for increased net sales of its pressure fryers to this market.

    Management believes the potential for growth in the Company's net sales also exists in the renovation and refitting of foodservice establishment kitchens that is on the increase as these establishments attempt to accommodate new commercial foodservice equipment that is more automatic, more efficient, and smaller. Such renovations reduce the need for the establishments to hire more cooks or expand their kitchens in order to prepare a wider variety of meals.
The Company's commercial foodservice equipment fit these criteria.

    The expected lives of pressure fryers and other highly used commercial foodservice equipment is approximately seven years. The Company derives the majority of its commercial foodservice equipment net sales from sales of replacement equipment and parts thereof to independent convenience store/fast food restaurant operators.

MANUFACTURING PROCESS

    The manufacturing operations of the Company for both product lines, which are conducted in Omaha, Nebraska, consist of machining, fabricating, assembly, and packaging and shipping. Omaha's central location has served to reduce the Company's transportation costs and delivery times of products to the East and West Coasts of the United States. The Company's manufacturing strategy is to increase cost efficiencies by operating its manufacturing facility at maximum capacity, employing flexible assembly processes that allow the Company to customize certain of its products, reducing labor costs through the increased use of computerized numerical control machines for the machining of products and using outside contractors as necessary to meet increased customer demand.

    The Company's machining operations generally run one 12-hour shift seven days a week and one 8-hour shift five days a week. The Company's fabrication and assembly operations generally run five days a week with one 9-hour shift each of those days.

    The principal raw materials and components used in the Company's manufacturing processes include aluminum, solid state electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its film platters and intermittent movement components for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to date experienced any significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

PRODUCTS AND MARKETING

                                THEATRE PRODUCTS LINE

    The Company is a leading manufacturer of commercial motion picture
projection equipment.   The Company's commercial motion picture projection
equipment is used by major movie exhibition companies such as AMC Entertainment, Cineplex Odeon and Regal Cinemas.

MOTION PICTURE PROJECTION EQUIPMENT

    The Company's commercial motion picture projection equipment consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers, and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industry-wide recognized trademarks of Strong-TM-, Simplex-TM-, Century-Registered Trademark-, Optimax-Registered Trademark- and Ballantyne-TM-. The Company's commercial motion picture projection equipment may be sold with other components of the Company as an integrated system or individually. The Company's commercial motion picture projection equipment is capable of fully outfitting and automating a motion picture projection booth.

    The Company's lamphouse consoles are unique to the industry in that they incorporate a single solid state power supply which allows for a broader range of wattages, thereby reducing operating costs as compared to inefficient copper and iron power transformers. The Company's lamphouse consoles incorporate all elements required for quality film presentations while requiring minimum booth floor space.

    The Company's film handling equipment consists of either a three- or five-deck platter and a make-up table which allows the reels of a full-length motion picture to be spliced together, thereby eliminating operator reel changing during the showing of the motion picture and the re-winding of film reels subsequent to showing.

    The Company, pursuant to a distribution agreement with IscoOptic GmbH of Germany, has the exclusive right to distribute ISCO-Optic lenses in North America. Under the distribution agreement, the Company's exclusive right continues, subject to the attainment of minimum sales quotas, through 2002 and thereafter is automatically renewed for successive two-year periods until terminated by either party upon 12 months' prior notice. ISCO-Optic lenses have developed a reputation for delivering high image quality and resolution over the entire motion picture screen. The Company distributes ISCO-Optic lenses to customers with operations in the theatre and audio visual industries.
ISCO-Optic lenses have won two Academy Awards for technical achievement.

    The Company does not manufacture sound processors, but rather integrates sound processors manufactured by others, such as Dolby and Ultrastereo, into its projection consoles. In addition, the Company distributes the DSS Cinema Sound Processor (the "DSS System"), which is designed to be a low-cost, full-featured backup system for digital sound processors. The DSS System operates with all digital sound processors, thereby providing an analog default backup. The Company believes that the DSS System provides more features at a lower cost than competitive models.

REPLACEMENT PARTS

    The Company has a significant number of motion picture projectors installed worldwide. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components contained therein is required as a matter of routine maintenance. The Company believes that continued growth in the motion picture theatre industry should result in increased net sales of replacement parts for the Company. Net sales of replacement parts were approximately $6,132,000, $4,879,000 and $4,717,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

RECENT MOTION PICTURE PRODUCT DEVELOPMENTS

    The Company is becoming increasingly involved in the development of projection equipment for incorporation into special venue market products such as virtual reality motion simulation rides. The Company has sold customized commercial motion picture projection equipment directly to special venue customers such as The Walt Disney Company, Imax Corporation and Iwerks Entertainment, Inc. for use at special venue sites such as the Magic Kingdom, EPCOT Center, IMAX Theatres, Universal Studios and Busch Gardens. The Company is working in conjunction with several of its customers to further develop special venue projection equipment. Another area of recent product development for the Company is the continuous loop projection system. This system uses a projector, power supply, loop platter, a mirror and a rear projection screen to project images. The system is designed to take advantage of normally unused space within a theatre lobby and projection room. The system projects feature film, theatre policy and concession trailers onto a screen facing prominently towards the lobby area. The system is a low-cost, low maintenance alternative to video systems and provides the theatre owner an opportunity to provide previews of coming attractions and to advertise items available from the concession stand for patrons as they wait to enter the theatre.

SPOTLIGHTS

    The Company's long-range follow spotlights are high-intensity general use illumination products designed for both permanent installations and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 3,000 watts. The Company's 400 watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The Company's 3,000 watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the beam of light as it is narrowed from flood to spot. The Company's long-range follow spotlights are marketed under the Strong-TM- trademark.

    The Company sells its long-range follow spotlights through dealers to equipment rental companies, arenas, stadiums, theme parks, theatres and auditoriums. The Company's spotlight products are used in, among other venues, the Toronto SkyDome, the United Center in Chicago, the Hoosier Dome, the Continental Air Arena in the New Jersey Meadowlands and the Sheffield Arena in the United Kingdom. The Company's long-range follow spotlights have been employed at special venue events such as the 1996 Summer Olympics in Atlanta, Georgia and world tours by the Rolling Stones, R.E.M. and Pink Floyd.

                               RESTAURANT PRODUCTS LINE

    The Company's restaurant product line consists of commercial foodservice equipment, principally pressure fryers, barbecue/slow roast ovens and rotisserie ovens. The Company's rotisserie oven is a new product which was introduced in December 1994. This equipment is complemented by related items such as seasonings and marinades, paper serving products and point of purchase displays. The Company's restaurant product line is marketed under the Flavor Crisp-Registered Trademark- and Flavor Pit-Registered Trademark- trademarks.

    The Company's pressure fryers account for the majority of its commercial foodservice equipment net sales. The pressure fryers consist of electric and gas-fired models with product capacities ranging from six to fifteen pounds. They are designed to pressure fry chicken pieces and other foods such as pork, veal or lamb chops, potatoes and other vegetables, fish and onion rings. Certain of the electric pressure fryers feature heating elements cast directly into the wall of the cooking pot which provides the user with several advantages, including lower energy consumption, extended cooking oil life and reduced cleanup time. These advantages reduce the operating costs of the user while still providing a high quality cooked product. The electric pressure fryers also feature an optional self-enclosed, self-venting exhaust hood which permits operation of the pressure fryer without needing to vent exhaust cooking vapors to the outside.

    The Company's other commercial foodservice equipment are the barbecue/slow cooking oven and the rotisserie oven. The barbecue/slow cooking ovens, which feature programmable controls for easy use and efficient operation, have product capacities ranging from 24 pounds of hamburger to 140 pounds of beef roast. The barbecue/slow cooking ovens slowly roast ribs, roasts, briskets, fish and poultry using either mesquite or hickory woods. The slow roasting process imparts a naturally smoked hickory or mesquite flavor to the food product with a minimum of shrinkage. This process also serves to extend the "shelf life" of the food product.

    The Company recently introduced its rotisserie oven which is capable of roasting chicken or other rotisserie foods. In addition to roasting the product, the rotisserie oven displays the product as it is roasting which serves as a counter top point of sale display. The rotisserie oven employs a vertical design which enables it to fit in a limited amount of kitchen or counter top space.

    The Company's gas-fired pressure fryers comply with the requirements of the American Gas Association and its electric pressure fryers and barbecue/slow cooking ovens comply with the requirements of Underwriters Laboratory.

    The Company's commercial foodservice equipment is supplemented by seasonings, marinades and barbecue sauces manufactured to the Company's specifications by Golden Dipt Company and other food product contractors, mesquite and hickory woods, paper serving products and point of purchase displays. By offering a complete line of commercial foodservice equipment, such as pressure fryers, and related items, such as seasonings and marinades, and paper serving products, the Company is able to provide customers with a complete merchandising program which includes food preparation, presentation, promotion and packaging. The Company has found that certain of its customers value the opportunity to source all of their food preparation product needs from one supplier.

    The Company sells its restaurant product line through dealers primarily to independent convenience store/fast food restaurant operators. The Company also sells its pressure fryers to equipment suppliers directly, on a private label basis, for resale to major chains such as Pathmark, Winn Dixie and Wal-Mart for use in their delicatessens and sit-down eateries.

QUALITY CONTROL

    The Company has implemented a quality control program for both of its product lines designed to ensure compliance with the Company's manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company's products during various stages of production and assembly.

WARRANTY POLICY

    The Company provides a warranty to end users of substantially all of its products, which generally covers a period of 12 months, but may be extended under certain circumstances and for certain products. Under the Company's warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements have not been material to the Company's consolidated financial position and consolidated results of operations.

SALES AND MARKETING

    The Company's commercial motion picture projection equipment is marketed under the direction of the Senior Vice President of Sales and four salesmen. This equipment is sold domestically principally through a group of approximately 30 dealers.

    Spotlight products are marketed under the direction of a national sales manager. Spotlight products are sold domestically through a group of approximately 70 dealers who do not handle the Company's other theatre products.

    The domestic dealers for commercial motion picture equipment and spotlights generally handle competing products.

    Restaurant products are marketed in the United States and Canada under the direction of a Vice President of Sales. These products are sold through a group of approximately 40 authorized dealers who handle noncompeting products.

    The Company's products are distributed internationally through approximately 200 dealers. Historically, the Company has distributed only its theatre product line through Westrex. It is expected that in the future, Westrex will also offer the Company's spotlight and restaurant products in Hong Kong and the Far East.

    In 1996 one customer accounted for approximately 16% of the Company's consolidated net sales. In 1995 one customer accounted for approximately 10% of the Company's consolidated net sales. In 1994 no one customer accounted for more than 10% of the Company's consolidated net sales.

    Export sales principally to customers in Canada, Mexico, Europe and Asia were approximately $11,304,800, $8,390,200 and $6,150,800 for the calendar years 1996, 1995 and 1994, respectively. Such amounts do not include sales of products to domestic dealers of both theatre and restaurant products and theatre chains which are ultimately exported.

    At December 31, 1996 and December 31, 1995, the Company had backlogs of approximately $10,029,000 and $4,900,000, respectively. Such backlogs consisted of orders received with a definite shipping date. The backlog is not seasonal in nature. Backlog figures are not necessarily indicative of sales or income for any full 12-month period.

COMPETITION

    The market for motion picture projection equipment is highly competitive. Major competitors for the Company's theatre products include Christie Electric Corporation, Cinemeccanica and Kinoton. In addition to existing motion picture equipment manufacturers, the Company may also encounter competition from new competitors, as well as from new types of equipment. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of price, quality and product line variety.

    The markets for the Company's long-range follow spotlights and restaurant products are highly competitive. The Company competes in the long-range follow spotlight industry primarily on the basis of price, quality and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and equipment design. Competitors for the Company's long-range follow spotlight products include Lycian, Ushio, Pani and Kupo. The Company's restaurant products compete with Henny Penny Corp., BBQ King, the Broaster Company and Chester Fried Chicken. Certain of these competitors have significantly greater financial resources than the Company which may impede the ability of the Company to compete effectively.

PATENTS, TRADEMARKS AND LICENSES

    The Company owns or otherwise has rights to trademarks used in conjunction with the sale of its products. The following trademarks are considered significant in terms of the current and contemplated operations of the Company:
"Strong-TM-," "Simplex-TM-," "Century-Registered Trademark-," "Optimax-Registered Trademark-," "Ballantyne-TM-," "Flavor Crisp-Registered Trademark-," and "Flavor Pit-Registered Trademark-". These trademarks are protected by registration or common law widely throughout the world. The Company's registered trademarks expire between the years 2002 and 2008. ISCO-Optic-TM- is a trademark of IscoOptic GmbH.

    The Company believes that its success will not be dependent upon patent protection, but rather upon the scientific and engineering "know-how" and research and production techniques. To the knowledge of the Company, there are no claims or suits threatened, pending or contemplated against it for infringement of any patents or trademarks.

EMPLOYEES

    As of March 15, 1997, the Company had a total of 241 employees of which 3 were executive officers, 15 were managerial or supervisory personnel, 123 were manufacturing or production personnel, 15 were product engineering, design and development personnel and 85 were administrative, sales, service or warehousing and shipping employees. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

ENVIRONMENTAL MATTERS

    The Company believes that it is in compliance with Federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to protection of the environment. The Company believes that continued compliance will not have a material effect upon the future capital expenditures, earnings or competitive position of the Company. The Company does not estimate any material capital expenditures for environmental control facilities during 1997.

ITEM 2.  PROPERTIES

PROPERTIES

    The Company's headquarters and manufacturing facility are located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 140,000 square feet on approximately 10.5 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products. The Company's manufacturing facility was financed by industrial development revenue bonds ("IRBs") in the principal amount of $1,500,000. The IRBs are repayable over a ten-year period in monthly installments of approximately $19,000, including principal and interest, which commenced in October 1989. At December 31, 1996, the outstanding principal balance on the IRBs was approximately $361,200. The IRBs are secured by the Company's manufacturing facility and a letter of credit which reduces in amount coincident with reductions in outstanding principal. The annual fee on the letter of credit is equal to 1.375% of the average outstanding balance. The IRBs and the letter of credit securing the IRBs contain certain restrictive covenants which include, among other things, requirements relating to working capital, net worth, maintenance of debt-to-equity, interest coverage and current ratios and a restriction on the payment of cash dividends.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved from time to time in litigation arising out of its operations in the normal course of business. As of March 15, 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its properties were subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 1996, no issues were submitted to a vote of stockholders.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

    COMMON STOCK DATA: On March 14, 1997, the Company had 8,569,785 shares of common stock outstanding and 92 stockholders of record.

    MARKET:  American Stock Exchange.     SYMBOL:  BTN.

    STOCK PRICE: The high and low sales prices of the Common Stock for each quarter of 1996 and 1995 are shown below:

                                            COMMON STOCK PRICE RANGE
                                            ------------------------
                                       1996                       1995
                                --------------------       ------------------
                                HIGH            LOW        HIGH           LOW
                                ----            ---        ----           ---
    First Quarter            $  9.20           6.82          -              -
    Second Quarter            $18.38           8.50          -              -
    Third Quarter             $16.50          10.00        7.16           6.19
    Fourth Quarter            $20.32          13.63        7.73           5.91

    DIVIDENDS: The Company has not paid any cash dividends to its public stockholders. On January 29, 1997, the Board of Directors declared a 3-for-2 split of its common stock. The stock split was in the form of a 50% common stock dividend payable March 5, 1997 to stockholders of record on February 10, 1997. This table reflects the 10% stock distribution issued March 8, 1996 and does not reflect the 3-for-2 stock split payable March 5, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1996.


Amounts in thousands except per share data.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   FISCAL YEAR ENDING DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                             1996             1995            1994           1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
 For the fiscal year:
-----------------------------------------------------------------------------------------------------------------------------------
 Net sales                                                 $51,754          $38,441         $28,758        $22,631        $18,214
 Cost of sales                                              36,397           27,451          20,127         15,864         13,363
 Gross profit                                               15,357           10,990           8,631          6,767          4,851
 Selling, general and
     administrative expenses                                 7,047            5,681           4,442          3,823          3,020
 Income from operations                                      8,310            5,309           4,189          2,944          1,831
 Interest Expense                                              364              277             239            406            316
 Income Before Income Taxes                                  7,946            5,032           3,950          2,538          1,515
 Income Taxes                                                2,909            1,992           1,595          1,038            639
 Net income                                                  5,037           $3,040          $2,355         $1,500           $876
         Net income per share (1) (2)                          .62              .42             .30

-----------------------------------------------------------------------------------------------------------------------------------
 At fiscal year-end:
-----------------------------------------------------------------------------------------------------------------------------------
     Working capital                                       $19,742           $8,625          $7,079         $4,773         $3,827
     Total assets                                           32,462           19,828          16,674         15,919         11,127
     Loan from parent                                           93              136             693          2,248          1,368
     Intercompany payable to parent                            458            8,059           1,607          2,317          1,160
     Stockholders' equity                                   24,029            5,055          10,015          7,660          6,160
     Weighted average shares
         outstanding(2)                                      8,094            6,654           6,600


-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1) See Note 12 to Notes to Consolidated Financial Statements for description of net income per share calculation.

(2) Adjusted for 10% stock distribution on March 8, 1996 and 3-for-2 stock split March 5, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED AS ITEM 8 HEREIN.

GENERAL

    The Company, founded in 1932, manufactures capital equipment for the theatre and restaurant industries. The Company's theatre products segment consists of commercial motion picture projection equipment and long-range follow spotlights. The Company's restaurant products segment consists of commercial foodservice equipment, principally pressure fryers, barbecue/slow cooking ovens and rotisserie ovens. This equipment is complemented by related items, such as seasonings and marinades, paper serving products and point of purchase displays.

    The Company was acquired by Canrad Inc. in 1976 as a means of vertically integrating Canrad Inc.'s other product segments which included the manufacture and sale of xenon short arc bulbs as the light source for motion picture projection equipment and long-range follow spotlight industries.

RECENT ACQUISITIONS

    On December 2, 1994, the Company acquired certain net assets, primarily accounts receivable, inventories and the business of Westrex, a wholly owned subsidiary of Litton Systems Inc. for a purchase price of approximately $576,200. The purchase was paid for with $100,000 and a promissory note of the Company in the amount of approximately $476,200. From its location in Hong Kong, Westrex sells and services theatre equipment in Hong Kong and other countries located in the Pacific Rim. The Company expects to sell its spotlights and restaurant products in Hong Kong and the Far East through Westrex.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    Net sales increased by $13,312,500 or 34.6% for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The following table shows comparative net sales of Theatre Products and Restaurant Products for the respective periods:

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
                                         1996                   1995
                                         ----                   ----
    Theatre Products                $49,387,700            $35,440,400
    Restaurant Products               2,366,200              3,001,000
                                     ----------             ----------
                                    $51,753,900            $38,441,400
                                     ----------             ----------
                                     ----------             ----------


    Net sales of Theatre Products increased by $13,947,300 or 39.4% for the twelve months ended December 31, 1996 as compared to the same period of the prior year. Within the segment, net sales of commercial motion picture projection equipment increased by approximately $13,763,400 or 41.1% and follow spotlights increased approximately $183,900 or 9.3%. The gain was attributable to increased sales of commercial motion picture projection systems, including projectors, soundhead reproducers, consoles, platters, lenses and replacement parts. The majority of the increase is attributable to net sales of commercial motion picture products to foreign customers and to domestic customers for end users expanding into foreign markets, an area where net export sales of Theatre Products increased by $2,915,000 or 35% from 1995. Net sales of replacement parts increased from approximately $4,879,000 in 1995 to approximately $6,131,500 in 1996.

    Net sales of Restaurant Products decreased by approximately $634,800. This decrease is due in part to a loss of two customer accounts, one major customer in the domestic market and a saturation of one foreign customer.

    Gross profit as a percentage of net sales increased from 28.6% in 1995 to 29.7% in 1996. The increase is attributable to increased sales volume and throughput in manufacturing.

    Selling, general and administrative expenses increased approximately $1,366,000 for the year ended December 31, 1996 as compared to the same period of 1995. However, as a percentage of net sales, selling, general and administrative expenses decreased to 13.6% from 14.8% of net sales. In terms of the dollar increase, 1996 includes amounts paid under the Company's profit sharing plan which is reflective of the increased operating results and additional expenses incurred for a full year operating as a public company. The decrease as a percentage of sales resulted from the fact that the additional Theatre Products sales were generated without a significant increase in selling costs, including advertising, travel and the number of employees. Operating expenses include a management fee in the amount of approximately $300,000 for both periods.

    Interest expense amounted to approximately $363,500 for 1996 as compared to approximately $277,300 for 1995. Included in interest expense is interest incurred from the Norwest Bank revolving credit facility.

    The actual income tax expense amounted to approximately 37% as compared to a statutory rate of 34%. The difference relates to the effects of state income taxes and the non-deductibility of certain intangible expenses, principally goodwill.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

    Net sales increased by $9,683,000 or 33.7% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The following table shows comparative net sales of Theatre Products and Restaurant Products for the respective periods:
                                           YEAR ENDED DECEMBER 31,
                                     ----------------------------------
                                          1995                1994
                                          ----                ----
    Theatre Products. . . . . . . .  $35,440,400           $25,731,200
    Restaurant Products . . . . . .    3,001,000             3,027,200
                                      ----------            ----------
                                     $38,441,400           $28,758,400
                                      ----------            ----------
                                      ----------            ----------


    Net Sales of Theatre Products increased by $9,709,200 or 37.7% for the twelve months ended December 31, 1995 as compared to the same period of the prior year. Within the segment, net sales of commercial motion pictures projection equipment increased by approximately $10,194,200 or 43.8% and follow spotlights decreased approximately $485,000 or 20%. The gain in commercial motion projection equipment was attributable to increased sales of commercial motion picture projection systems, including projectors, soundhead reproducers, consoles, platters, lenses and replacement parts. The majority of the increase is attributable to net sales of commercial motion picture products to foreign customers and to domestic customers for end users expanding into foreign markets, an area where net export sales of Theatre Products increased by $2,239,400 or 36% from 1994. Net sales of replacement parts increased from approximately $4,716,700 in 1994 to approximately $4,879,000 in 1995. Net Sales of Theatre Products in 1995 includes a full year of net sales of Westrex which was acquired on December 2, 1994.

    Net sales of Restaurant Products remained relatively consistent between the respective periods, which is in part due to the Company's historical focus on the growth of the Theatre Products segment.

    Gross profit as a percentage of net sales decreased from 30% in 1994 to 28.6% in 1995. The decrease is primarily due to a full year of sales of Westrex which has a lower percentage of gross profit.

    Selling, general and administrative expenses increased approximately $1,239,000 for the period ended December 31, 1995 as compared to the same period of 1994. However, as a percentage of net sales, selling, general and administrative expenses decreased to 14.8% from 15.4% of net sales. In terms of the dollar increase, 1995 includes a full twelve months of operating expenses of Westrex, and includes amounts paid under the Company's profit sharing plan which is reflective of the increased operating results. The decrease as a percentage of sales resulted from the fact that the additional Theatre Product sales were generated without a significant increase in selling costs, including advertising, travel and the number of employees. Operating expenses include corporate overhead in the amount of approximately $300,000 for 1995 and $241,200 for 1994.

    Interest expense amounts to approximately $277,300 for 1995 as compared to approximately $238,700 for 1994. Included in interest expense in 1994 is an allocation of corporate interest relating to the Collar Agreement which expired on October 2, 1994, in the amount of approximately $129,700. Non-allocated interest expense increased to $277,300 for the year ended December 31, 1995 from approximately $109,000 for the year ended December 31, 1994. This increase resulted from the indebtedness incurred in connection with the revolving credit agreement with Norwest Bank.

    The actual income tax expense amounted to approximately 40% as compared to a statutory rate of 34%. The difference relates to the effects of state income taxes and the non-deductibility of certain intangible expenses, principally goodwill.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has entered into a revolving credit agreement with Norwest
Bank, Nebraska, N.A. ("Norwest Facility"). The Norwest Facility initially provides for a borrowing commitment of up to $10,000,000. The commitment will reduce by $500,000 on the first and second anniversary dates of such facility and $1,000,000 on the third and fourth anniversary dates thereof. The entire amount outstanding under the Norwest Facility will mature on August 30, 2000. At December 31, 1996, $9,500,000 was available for reborrowing under the Norwest
Facility.   Amounts repaid under the Norwest Facility will be available for reborrowing. Borrowings outstanding under the Norwest Facility will bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate, as announced from time to time (8.25% at March 1, 1997). As of March 1, 1997, there were no borrowings under this facility.

    All of the Company's assets have been used to secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current, debt service coverage and total debt to tangible net worth ratios and tangible net worth. The IRBs, the letter of credit securing the IRBs and the Underwriting Agreement with J. W. Charles/CSG and the other underwriters of the Company's Offering also contain certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends.

    Long-term indebtedness, including the current portion, decreased during 1996 by approximately $7,601,000 to approximately $458,300 at December 31, 1996. Such long-term indebtedness at December 31, 1996, was comprised as follows:

    $361,200       outstanding pursuant to the 7.9% IRBs
    $ 97,100       non-compete agreement payable to ORC with imputed interest of 10% maturing in March 1997

    The principal reason for the net decrease in outstanding borrowings during 1996 was the payoff of $7,090,000 from borrowings under the Norwest Facility and capital lease payoffs of manufacturing equipment in the amount of $215,000 through the use of proceeds from the August 1, 1996 equity offering. Also a payment of $91,800 pursuant to a non-compete agreement with Optical Radiation Corporation and $195,000 of payments made pursuant to the 7.9% Industrial Development Revenue Bond.

    Cash provided by operating activities decreased in 1996 by approximately $1,869,000.

    The Company anticipates that internally generated funds and borrowings under its new operating loan facility will be sufficient to meet its working capital needs. The Company expects that it will have capital expenditures of approximately $1,740,000 in 1997 which include manufacturing equipment and expansion of its current facility.

    The Company does not engage in any currency hedging activities in connection with its foreign operations and sales.

OTHER


    Accrued expenses at December 31, 1995 amounted to approximately $1,444,900. Such accrued expenses were approximately $1,655,900 at December 31, 1996. The increase was primarily attributable to increased profit sharing of approximately $365,400, resulting from the increase in operating results in 1996 over those attained in 1995.

INFLATION

    The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors
Ballantyne of Omaha, Inc.

    We have audited the accompanying consolidated financial statements of Ballantyne of Omaha, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schecule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  KPMG PEAT MARWICK LLP

Omaha, Nebraska
January 10, 1997

                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets--December 31, 1996 and 1995 . . . . . . . . . . 25

Consolidated Statements of Income-Years ended December
  31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . 27

Consolidated Statements of Stockholders' Equity-
  Years ended December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . 28

Consolidated Statements of Cash Flows--Years ended
   December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . 29

Notes to Consolidated Financial Statements
  Years ended December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . 31

Financial Statement Schedule Supporting
  Consolidated Financial Statements
  Schedule  - Valuation and Qualifying Accounts . . . . . . . . . . . . . . 43

All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

                              Ballantyne of Omaha, Inc.
                                   and Subsidiaries
                             Consolidated Balance Sheets

                                                         DECEMBER 31,
                                                  1996                1995
                                                  ----                ----

Assets

Current assets:
  Cash                                       $ 6,042,593              204,172
  Trade receivables, less
      allowance for doubtful
      receivables of $143,000 in
      1996 and $118,003 in 1995                9,090,616            5,713,141
  Inventories                                 11,901,123            9,306,157
  Deferred income taxes                          501,025              515,926
  Other current assets                           103,702               51,873
                                              ----------           ----------
        Total current assets                  27,639,059           15,791,269
                                              ----------           ----------

Property, plant and
  equipment, at cost:
        Land                                     313,500              313,500
        Buildings and improvements             1,958,772            1,596,281
        Machinery and equipment                4,230,702            3,193,963
                                              ----------           ----------
                                               6,502,974            5,103,744
        Less accumulated depreciation          2,639,165            2,169,125
                                              ----------           ----------
          Net property, plant
           and equipment                       3,863,809            2,934,619

Goodwill, other intangibles and
  other assets, net                              959,352            1,102,314
                                              ----------           ----------
                                             $32,462,220           19,828,202
                                              ----------           ----------
                                              ----------           ----------


                                                                     (Continued)

                               Ballantyne of Omaha, Inc.
                                   and Subsidiaries
                        Consolidated Balance Sheets, Continued

                                                        DECEMBER 31,
                                                 1996                1995
                                                 ----                ----

Liabilities and Stockholders'
  Equity

Current liabilities:
 Intercompany payable to parent              $    93,140              135,588
  Current installments of
     long-term debt                              308,107              839,508
  Accounts payable                             5,759,722            3,680,020
  Accrued expenses                             1,655,883            1,444,937
  Income taxes payable                            79,754            1,066,532
                                              ----------           ----------

     Total current liabilities                 7,896,606            7,166,585
                                              ----------           ----------

Deferred income taxes                            386,472              386,472

Long-term debt, excluding current
     installments                                150,195            7,219,930

Stockholders' equity:
  Preferred stock, par value $.01
    per share; authorized 1,000,000 shares            -                    -
Common stock, par value $.01
     per share;  authorized 10,000,000
       shares; issued and outstanding
         8,569,785 shares in 1996
            and 6,599,993 shares in 1995          85,698               66,000
  Additional paid-in capital                  18,906,556            4,989,215
  Retained earnings                            5,036,693                   -
                                              ----------           ----------
     Total stockholders' equity               24,028,947            5,055,215
                                              ----------           ----------

Commitments and contingencies                         -                    -
                                              32,462,220           19,828,202
                                              ----------           ----------
                                              ----------           ----------


See accompanying notes to consolidated financial statements.

                              Ballantyne of Omaha, Inc.
                                   and Subsidiaries
                          Consolidated Statements of Income


                                        YEAR ENDED DECEMBER 31,
                                   1996                1995             1994
                                   ----                ----             ----
Net sales                     $51,753,864          38,441,396        28,758,446
Cost of sales                  36,396,527          27,450,688        20,127,039
                               ----------          ----------        ----------
                               15,357,337          10,990,708         8,631,407

Selling expenses                2,711,744           2,401,337         2,298,961
General and
    administrative expenses     4,035,709           2,979,738         1,902,137
Management fee charged
    by affiliate                  300,000             300,000           241,188
                               ----------          ----------        ----------

    Income from operations      8,309,884           5,309,633         4,189,121

Interest expense                  363,508             277,323           108,977
Interest expense charged
     by affiliate                     -                   -             129,690
                               ----------          ----------        ----------

    Income before
       income taxes             7,946,376           5,032,310         3,950,454

Income taxes                    2,909,683           1,991,985         1,595,614
                               ----------          ----------        ----------

    Net income                  5,036,693           3,040,325         2,354,840

Net income per share          $       .62                 .42               .30
                               ----------          ----------        ----------
                               ----------          ----------        ----------


See accompanying notes to consolidated financial statements.

                              Ballantyne of Omaha, Inc.
                                  and Subsidiaries
                  Consolidated Statements of Stockholders' Equity
                    Years ended December 31, 1996, 1995 and 1994


                                                        Preferred          Common        Additional      Retained
                                                          Stock             Stock      Paid-In-Capital   Earnings           Total
                                                          -----             -----      ---------------   --------           -----
 Balance at December 31, 1993                               -              $60,000        $3,602,714    $3,997,336       $7,660,050

 Net income                                                 -                  -                 -       2,354,840        2,354,840
                                                           ---             -------       -----------    ----------      -----------
 Balance at December 31, 1994                               -               60,000         3,602,714     6,352,176       10,014,890

 Cash dividend paid                                         -                  -                 -      (8,000,000)      (8,000,000)

 Net income                                                 -                  -                 -       3,040,325        3,040,325

 Issuance of 10% stock distribution declared
 January 23, 1996, payable March 8, 1996                    -                6,000         1,386,501    (1,392,501)             -
                                                           ---             -------       -----------    ----------      -----------

 Balance at December 31, 1995                               -               66,000         4,989,215           -          5,055,215

 Issuance of 1,897,500 shares of common stock
 August 1, 1996, net of offering expenses                   -               18,975        13,631,812           -         13,650,787

 Issuance of 57,750 shares of common stock upon
 exercise of stock options                                  -                  578           226,922           -            227,500

 Issuance of 14,543 shares of Common Stock under
 the Employees Stock Purchase Plan                          -                  145            58,607           -             58,752

 Net Income                                                 -                  -                 -       5,036,693        5,036,693
                                                           ---             -------       -----------    ----------      -----------

 Balance at December 31, 1996                               -              $85,698       $18,906,556    $5,036,693      $24,028,947
                                                           ---             -------       -----------    ----------      -----------
                                                           ---             -------       -----------    ----------      -----------




See accompanying notes to consolidated financial statements.

                              Ballantyne of Omaha, Inc.
                                   and Subsidiaries
                        Consolidated Statements of Cash Flows


                                            YEAR ENDED DECEMBER 31,
                                      1996            1995           1994
                                       ----            ----           ----
Cash flows from
  operating activities:
  Net income                     $5,036,693        3,040,325      2,354,840

   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Depreciation of plant
        and equipment               470,040          371,818        344,434
     Other amortization             137,080          139,919        186,909
     Deferred income
        taxes                        14,901         (172,189)       (86,821)
   Changes in assets
     and liabilities net
      of assets acquired:
         Trade receivables       (3,377,475)      (1,720,755)       276,012
         Inventories             (2,594,966)      (1,443,621)      (175,335)
         Other current assets       (51,829)           2,499          9,502
         Accounts payable         2,083,256        1,210,988         21,135
         Accrued expenses           207,392          118,227        492,813
         Income taxes payable      (986,778)         882,015         10,076
         Other assets                 5,882           (7,039)       (15,918)
                                  ---------        ---------      ---------
   Net cash provided by
       operating activities         944,196        2,422,187      3,417,647
                                  ---------        ---------      ---------

                               Ballantyne of Omaha, Inc.
                                   and Subsidiaries
                        Consolidated Statements of Cash Flows,
                                      Continued

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                       1996            1995           1994
                                       ----            ----           ----
Cash flows from investing
  activities:
    Purchase of net assets             -                -          (100,000)
    Capital expenditures         (1,016,930)        (244,108)      (246,784)
                                 ----------        ---------      ---------

      Net cash used in
          investing activities   (1,016,930)        (244,108)      (346,784)
                                 ----------        ---------      ---------

Cash flows from financing
  activities:
    Repayments of long-
       term debt and revolving
       credit facility           (7,983,436)      (1,676,635)    (1,282,960)
    Cash dividend paid                 -          (8,000,000)          -
    Proceeds from revolving
       credit facility                 -           8,000,000           -
    Net proceeds from
      equity offering            13,650,787             -              -
    Proceeds from employee
       stock purchase                58,752             -              -
    Proceeds from exercise
       of options                   227,500             -              -
    Change in intercompany
       payable to parent            (42,448)        (557,278)    (1,555,048)
                                 ----------        ---------      ---------

      Net cash used in
        financing activities      5,911,155       (2,233,913)    (2,838,008)
                                 ----------        ---------      ---------

Net increase (decrease)
     in cash                      5,838,421          (55,834)       232,855

Cash at beginning
     of period                      204,172          260,006         27,151
                                 ----------        ---------      ---------

Cash at end of period            $6,042,593          204,172        260,006
                                 ----------        ---------      ---------
                                 ----------        ---------      ---------

See accompanying notes to consolidated financial statements.

                              Ballantyne of Omaha, Inc.
                                   and Subsidiaries
                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994


1.   The Company

Ballantyne of Omaha Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned, subsidiaries Strong International Inc., Westrex and Flavor Crisp of America Inc., design, develop, manufacture and distribute commercial motion picture equipment, follow spotlights and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. A majority (50.4%) of the Company's common stock is owned by Canrad of Delaware Inc. ("Canrad"), which is an indirect wholly owned subsidiary of ARC International Corporation.


2.   Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.   Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

b.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

c.   Goodwill and Other Intangibles

The excess of cost over the fair value of assets of business acquired is stated at cost less accumulated amortization and is being amortized on a straight-line basis over the expected periods to be benefited, 5 to 25 years. Accumulated amortization as of December 31, 1996 and 1995 amounted to $632,983 and $584,875, respectively. The Company assesses and would recognize any deficiency of the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations.

Other intangibles, including a noncompete agreement, are stated at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives or stated contract terms which include periods ranging from 4 to 17 years. Accumulated amortization as of December 31, 1996 and 1995 amounted to $419,559 and $324,705, respectively,

d.   Depreciation

Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Charges are made to operations in amounts sufficient to write off the cost of such assets over their estimated useful lives.

e.   Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

f.   Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer.

g.   Research and Development

Research and development costs are charged to operations in the period incurred. Such costs charged to operations amounted to $484,527, $362,690, and $326,338 for the years ended December 31, 1996, 1995 and 1994, respectively.

h.   Fair Value of Financial Instruments

Statement of Financial Accounting Standards SFAS No. 107 "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instruments could be exchanged into a current transaction between willing parties. Cash, trade receivables, intercompany payable to parent, debt and accounts payable reported in the consolidated balance sheet equal or approximate fair values.

I.  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.   Common Stock

a. Equity Offering

     On August 1, 1996, the Company completed an offering of its shares of capital stock pursuant to a Registration Statement on Form S-1 ("the Offering"). Pursuant to the Offering, the Company sold 1,100,000 shares of Common Stock to the public at the price of $12.125 per share. In addition, the Company granted the Underwriters an option, exercisable until August 31, 1996 to purchase an aggregate of up to 165,000 additional shares of Common Stock at $12.125 price per share less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters purchased all 165,000 shares on August 16, 1996. The net proceeds to the Company from the Offering were $13,650,787.

b. Initial Public Offering

     On September 6, 1995, the Company completed the initial public offering of its shares of capital Stock pursuant to its Registration Statement on Form S-1 (the "IPO"). Pursuant to the IPO, Canrad of Delaware Inc., ("Canrad"), the holder of record of all of the outstanding shares of capital stock of Ballantyne, sold 1,200,000 shares of Ballantyne common stock to the public at an IPO price of $6.50. In connection with the IPO, on June 30, 1995, the Company effected a 400,000-to-1 stock exchange which has been given retroactive effect in the accompanying consolidated statements of stockholders' equity. The authorized common stock of Ballantyne was increased from 100,000 shares to 10,000,000 shares and the 10 issued shares increased to 4,000,000 shares. As a result, $40,000 was transferred from additional paid-in capital to common stock. In addition, the Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 per value.

     On October 2, 1995, an additional 180,000 shares of Ballantyne were sold by Canrad at the IPO price of $6.50.

     Share information and per share prices have not been adjusted for the stock distribution or stock split for the above offerings.

4.   Inventories

Inventories consist of the following:
                                                       DECEMBER 31
                                          -----------------------------------
                                             1996                     1995

Raw materials and supplies             $ 8,888,123                 6,708,016

Work in process                          2,184,945                 1,167,433

Finished goods                             828,055                 1,430,708
                                        ----------                 ---------
                                       $11,901,123                 9,306,157
                                        ----------                 ---------
                                        ----------                 ---------

5.   Long-term Debt

Long-term debt consists of the following:
                                                            DECEMBER 31
                                             -----------------------------------
                                                        1996             1995
Industrial Development Revenue Bonds,
    bearing interest at 7.9%, due in monthly
    installments of $19,336 including principal
    and interest, maturing October 1998.  The
    bonds are secured by the Company's facility
    and letters of credit                            $ 361,193          556,194

$10,000,000 revolving credit facility
    with Norwest Bank Nebraska, N.A,
    bearing interest at prime (8.25% at
    December 31, 1996) due September 30,
    2000.  The credit facility is secured
    by all of the Company's assets. Paid in full.            -        7,090,000

Capital lease obligations bearing interest rates
    ranging from 8.125% to 8.9%. Paid in full.               -          225,229

Note payable to Optical Radiation Corporation,
    with imputed interest of 10%, payable in annual
    installments of $100,000 including principal and
    interest, maturing March 1997                       97,109          188,015
                                                       -------        ---------

            Total long-term debt                       458,302        8,059,438
Less current installments of long-term debt            308,107          839,508
                                                       -------        ---------
Long-term debt, excluding current installments        $150,195        7,219,930
                                                       -------        ---------
                                                       -------        ---------

The Norwest Bank Nebraska, N.A. (Norwest Bank) revolving credit facility initially provides for a borrowing commitment of up to $10,000,000. The commitment will reduce by $500,000 on the first and second anniversary dates of such facility and $1,000,000 on the third and fourth anniversary dates thereof. The entire amount outstanding under the Norwest Bank revolving credit facility will mature on August 30, 2000. At December 31, 1996, $9,500,000 was available for borrowing under the Norwest Facility. Amounts repaid under the Norwest Bank revolving credit facility are available for reborrowing. The Company initially borrowed $8,000,000 under the facility for a dividend payment to Canrad of Delaware Inc. The Norwest Bank revolving credit facility contains certain restrictive covenants which include, among other matters, a prohibition on the payment of dividends and requirements relating to working capital, current ratios, debt service ratios, total debt to tangible net worth ratios and tangible net worth. At December 31, 1996, the Company was in compliance with the covenants.

The Industrial Development Revenue Bonds agreement and the letter of credit securing the agreement contain certain restrictive covenants which include, among other matters, requirements relating to working capital, net worth, maintenance of debt-to-equity, interest coverage and current ratios and a
restriction on the payment of cash dividends.   The Company was in compliance
with such covenants. The letter of credit is for approximately $603,324 at December 31, 1996. Such amount reduces as monthly payments are made. The annual commission with respect to the letter of credit is 1.375% of the average outstanding balance.

Annual maturities of long-term debt are as follow: 1997 - $308,107 and 1998 $150,195.

6.   Income Taxes

The provision for income taxes consists of:


                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                       1996            1995           1994
                                       ----            ----           ----
Current:
     Federal                     $2,623,375        1,846,255      1,350,460
     State                          267,400          292,639        331,975
     Foreign                          4,007           25,280            -
Deferred - Federal                   14,901         (172,189)       (86,821)
                                  ---------        ---------      ---------
                                 $2,909,683        1,991,985      1,595,614
                                  ---------        ---------      ---------
                                  ---------        ---------      ---------

Actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:



                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                       1996            1995           1994
                                       ----            ----           ----

Computed "expected"
     tax expense                 $2,701,768        1,710,985      1,343,154
State income taxes, net
     of Federal  benefit            176,484          193,142        219,105
Goodwill and other non-
     deductible amortization         16,356           16,356         33,355
Other                                15,075           71,502           -
                                  ---------        ---------      ---------
                                 $2,909,683        1,991,985      1,595,614
                                  ---------        ---------      ---------
                                  ---------        ---------      ---------


The deferred tax liability and deferred tax assets were comprised of the following:

                                                            DECEMBER 31
                                             -----------------------------------
                                                        1996             1995
                                                        ----             ----
Deferred tax liability -
   Depreciation                                       $386,472          386,472

Deferred tax assets:
   Inventory reserves                                  299,025          326,641
   Accounts receivable reserve                          48,620           40,131
   Other                                               153,380          149,154
                                                       -------          -------
                                                       501,025          515,926
                                                       -------          -------
Net deferred tax asset                                $114,553          129,454
                                                       -------          -------
                                                       -------          -------

There was no valuation allowance for deferred tax assets of December 31, 1996 or 1995. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of deferred tax assets as of December 31, 1996.

7.  Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                      1996             1995           1994
                                      ----             ----           ----
Interest paid                    $  353,039          225,773        238,667
                                  ---------        ---------      ---------
                                  ---------        ---------      ---------
Income taxes paid                $3,878,500        1,282,159      1,578,104
                                  ---------        ---------      ---------
                                  ---------        ---------      ---------


Other noncash activities in 1996 included approximately $382,300 of additional capital lease obligations in exchange for equipment. Other noncash activities in 1995 included approximately $129,400 of additional capital lease obligations in exchange for equipment. Other noncash activities in 1994 included the incurrence of approximately $476,200 of long-term debt for the purchase of Westrex. In addition, the Company incurred approximately $96,000 of additional capital lease obligations in exchange for equipment.

8.  Retirement Plans

The Company sponsors a defined contribution plan (the "Plan") for all employees. Pursuant to the provisions of the Plan, employees may defer up to 6% of their compensation. The Company will match 50% of the amount deferred. An additional amount of up to 9% of the employee's compensation for the year may also be deferred with no matching contribution by the Company. The contributions made to the Plan by the Company for the years ended December 31, 1996, 1995 and 1994 amounted to $99,826, $91,984 and $83,625, respectively.

9.    Related Party Transactions

The following amounts were charged to operations of Ballantyne by Canrad:

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                       1996            1995           1994
                                       ----            ----           ----
Management fees                    $300,000          300,000        241,188
                                 ----------        ---------      ---------
                                 ----------        ---------      ---------
Interest expense                $       -                -          129,690
                                 ----------        ---------      ---------
                                 ----------        ---------      ---------

Federal and Nebraska
  state income taxes            $       -          1,225,211      1,553,639
                                 ----------        ---------      ---------
                                 ----------        ---------      ---------


One of the Board of Directors, who was appointed during 1995, serves as General Counsel for the Company. Fees paid to the Board Member's firm in 1996 and 1995 were not significant.

10.   Acquisitions

Purchase of Westrex Company, Asia

On December 2, 1994, the Company acquired certain assets, primarily accounts receivable and inventories, of Westrex Company, Asia (Westrex), a wholly owned subsidiary of Litton Systems Inc. (Litton), for a purchase price of approximately $576,200. The purchase was made for $100,000 in cash and a note in the amount of approximately $476,200 to Litton. From its Hong Kong location, Westrex sells and services theater equipment in Hong Kong and other countries of the Pacific Rim. Annual revenues of Westrex are approximately $2,800,000. No goodwill was recorded in connection with the acquisition. This acquisition has been treated as a purchase and, accordingly, the Company's consolidated financial statements reflect the operations of Westrex beginning December 1, 1994.

11.   Industry Segment Information

The Company's operations are conducted principally through two segments:
Theatre and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems, follow spotlights and the sale of film handling equipment and lenses. Restaurant includes the design, manufacture, assembly and sale of pressure fryers, smoke ovens and rotisseries and sale of seasonings, marinades and barbeques sauces, mesquite and hickory woods and point of purchase displays.

Export sales principally to customers in Mexico, Canada, Europe and Asia were $11,304,800, $8,390,200 and $6,150,800 for 1996, 1995 and 1994, respectively.
Sales to one customer represented approximately sixteen percent (16%) of consolidated net sales in the year ended December 31, 1996. The balance in trade accounts receivable owed by this customer was $1,062,100 at December 31, 1996. For the year ended December 31, 1995 sales to one customer represented approximately ten percent (10%) of consolidated net sales. The balance in trade accounts receivables owed by this customer was $957,000 at December 31, 1995. No one customer represented more than 10% of consolidated net sales for the year ended December 31, 1994. Financial instruments which potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells products to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition.

It should be noted that industry segment information may be of limited usefulness in comparing an industry segment of the Company with a similar industry segment of another enterprise.

Selected information by major industry segment is summarized below for the year ended 1994: The restaurant segment does not represent ten percent of combined revenue, operating profit or identifiable assets in 1996 or 1995.

DECEMBER 31, 1994                  THEATRE        RESTAURANT            TOTAL
-----------------                  -------        ----------            -----

Net sales                      $ 25,731,253        3,027,193         28,758,446
                                -----------        ---------         ----------
                                -----------        ---------         ----------

Operating income               $  4,123,846           65,275          4,189,121
                                -----------        ---------         ----------
                                -----------        ---------         ----------

Interest expense                                                        238,667

Income before
   income taxes                                                    $  3,950,454
                                                                    -----------
Depreciation and amortization:
  Plant and equipment          $    309,991           34,443            344,434
  Other                             181,677            5,232            186,909
                                -----------        ---------         ----------
                                -----------        ---------         ----------

Identifiable assets            $ 14,915,128        1,759,273         16,674,401
                                -----------        ---------         ----------
                                -----------        ---------         ----------

Capital expenditures           $    212,502           34,282            246,784
                                -----------        ---------         ----------
                                -----------        ---------         ----------


12.   Capital Stock

a.  Option Plans

The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan and a 1995 Non-Employee Directors Non-Incentive Stock Option Plan (the "Plans"). A total of 825,000 shares of Ballantyne common stock have been reserved for issuance pursuant to these Plans. The 1995 Stock Option Plan provides for the granting of incentive and non-incentive stock options. The 1995 Outside Directors Stock Option Plan provides for the granting of non-incentive stock options only. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne common stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424
(d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne common stock on the date of grant.

Information as to shares subject to Stock Option Plans is as follows:


                                                                                                     Weighted
                                                                                                      average
                                                      Number of           Exercise price             exercise
                                                        Option              per option                price
                                                        ------              ----------                -----
Options outstanding at December 31, 1994                   -                        -                   -

     Granted                                           750,750               $3.94-4.39               $4.01
                                                       -------                ---------                ----

Options outstanding at December 31, 1995               750,750                3.94-4.39                4.01
     Granted                                            24,750                     4.85                4.85
     Exercised                                         (57,750)                    3.94                3.94
                                                       -------                ---------                ----

Options outstanding at December 31, 1996               717,750                3.94-4.85                4.04
                                                       -------                ---------                ----

Exercisable options at December 31, 1996               717,750                3.94-4.85                4.04
                                                       -------                ---------                ----


The Company has also adopted the 1995 Employee Stock Purchase Plan. The Employee Stock Purchase Plan provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary and participants are limited to purchasing 1,000 shares of Ballantyne common stock in any offering period. 150,000 shares of Ballantyne common stock have been reserved pursuant to the Employee Stock Purchase Plan.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan and the exercise price of all options issued have equaled the market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for any of the aforementioned stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1996                  1995
                                             ----                  ----

Net income         As Reported           $5,036,693            $3,040,325
                   Pro forma             $3,059,454            $2,062,200
Primary earnings   As Reported                $0.62                 $0.42
per share
                   Pro forma                  $0.29                 $0.19


The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0.0 percent; expected volatility of 75 percent; risk-free interest rate of 6.15 percent; and expected lives of ten years for the 1995 Stock Option Plan options and three to five years for the other stock compensation plans.

All per share and number of share information have been adjusted for the 10% stock distribution as well as the 3-for-2 stock split.

b. Warrants

The Company has granted Merita Bank Ltd., the primary lending bank of Canrad, a warrant to purchase 323,400 shares of Ballantyne common stock. The warrant is exercisable at a per share price of $3.94. All shares subject to the warrant are exercisable at December 31, 1996. The number of shares under warrant and the per share price have been adjusted for the effect of the 10% stock distribution issued on March 8, 1996 and the 3-for-2 stock split issued March 5, 1997.

c.  Change of Control

A substantial portion of the shares of Ballantyne common stock owned by Canrad are pledged to secure Canrad's obligation under a credit facility provided by Merita Bank Ltd. During the period, if any, that one or more events of default shall have occurred and are continuing under such credit facility, Merita Bank Ltd. shall have the right to sell all or any portion of such pledged shares at one or more public or private sales called and conducted in any manner permitted by the New York Uniform Commercial Code. The sale of all or a substantial portion of such pledged shares could result in a change of control of Ballantyne.

13.   Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding. The effects of the assumed exercise of outstanding stock options and warrants have been included in the income per share calculation for the period that the shares were assumed issued using the treasury stock method. Net income per share also reflects the effect of the assumed interest expense less related tax effects of the $8,000,000 borrowing pursuant to the Norwest Bank revolving credit facility which is assumed to be outstanding as of the beginning of the earliest period presented, with no repayment being made during 1995 and 1994.

Weighted average shares outstanding amounted to 8,094,417 for the year ended December 31, 1996, 6,654,344 for the year ended December 31, 1995 and, 6,600,000 for the year ended December 31, 1994.

The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on January 29, 1997. The stock split was in the form of a 50% common stock dividend payable March 5, 1997 to shareholders of record on February 10, 1997. As a result of the stock split, Ballantyne's outstanding shares of common stock increased to approximately 8,569,785 at December 31, 1996. Per share data have been restated to reflect this stock split as of the earliest period presented. The Company's Board of Directors declared a 10% stock distribution on January 23, 1996, which was issued on March 8, 1996, to shareholders of record on February 9, 1996. This stock distribution resulted in the issuance of 600,000 shares of common stock. Per share data have been restated to reflect these stock distributions as of the earliest period presented. The stock distribution is not considered a distribution of earnings except to the extent that the Company has retained earnings, but rather had the effect of increasing the number of outstanding shares.

14.   Commitments and Contingencies

The Company has in place a profit sharing plan for key management employees. Amounts due pursuant to the plan are based upon the attainment of specific operating levels that are established by the Board of Directors. Amounts charged to operations pursuant to the profit sharing plan amounted to $913,676, $538,247 and $425,052 for 1996, 1995 and 1994, respectively. The amounts payable of $913,676 at December 31, 1996 and $538,247 at December 31, 1995 are included in accrued expenses in the accompanying consolidated balance sheets.

During 1994, the Company entered into a deferred compensation agreement with its President and Chief Executive Officer providing for monthly payments of $5,000 commencing with his date of retirement or death and continuing for twenty four months thereafter. Deferred compensation expense was approximately $24,000 for the year ended December 31, 1996 and $48,000 for the years ended December 31, 1995 and 1994, respectively. No amounts payable under the agreement are vested.

                                                                      SCHEDULE


                              Ballantyne Of Omaha, Inc.
                                   and Subsidiaries
                          Valuation and Qualifying Accounts



                                                                 Balance at       Charged to       Amounts         Balance
                                                                  beginning       costs and        written         at end
                                                                   of year         expenses         off(1)         of year
                                                                   -------         --------         ------         -------
Year ended December 31, 1996 -
    Allowance for doubtful accounts                               $118,003           63,995         38,998         143,000
                                                                   -------           ------         ------         -------
                                                                   -------           ------         ------         -------

Year ended December 31, 1995 -
    Allowance for doubtful accounts                               $100,000           21,600          3,567         118,003
                                                                   -------           ------         ------         -------
                                                                   -------           ------         ------         -------

Year ended December 31, 1994 -
    Allowance for doubtful accounts                               $107,827           14,442         22,269         100,000
                                                                   -------           ------         ------         -------
                                                                   -------           ------         ------         -------



(1)  The deductions from reserves are net of recoveries.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy
Statement for Annual Meeting of Stockholders to be held June 10, 1997, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy
Statement for Annual Meeting of Stockholders to be held June 10, 1997, under the caption EXECUTIVE COMPENSATION.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy
Statement for Annual Meeting of Stockholders to be held June 10, 1997, under the captions GENERAL and ELECTION OF DIRECTORS.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy
Statement for Annual Meeting of Stockholders to be held June 10, 1997, under the caption RELATED PARTY TRANSACTIONS.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.  The following documents are filed as part of this report:         Page No.
                                                                      --------

    1.   Financial Statements:

         An Index to the Financial Statements filed as a part of this report is contained in Item 8

         Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly owned

b. Reports on Form 8-K filed for the three months ended
   December 31, 1996

   1.      None

c. Exhibits (Numbered in accordance with Item 601 of Regulation S-K):

   3.1 Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to
           Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the "Form S-1")

   3.2     Bylaws as amended through August 24, 1995
           (incorporated by reference to Exhibit 3.2 to the Form S-1)

   4.1 Trust Indenture dated as of September 1, 1988 by and between the County of Douglas, Nebraska and FirsTier
           Bank, National Association, Omaha (incorporated by reference to Exhibit 4.1 to the Form S-1)

   4.2 Loan Agreement dated August 30, 1995, as amended November 24, 1995 between the Company and Norwest Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995)(the "Form 10-K")

   10.1    Employment Agreement between the Company and Ronald H.
           Echtenkamp dated October 1, 1991 (incorporated by reference to Exhibit 10.1 to the Form S-1)

   10.1.1  Amendment to Employment Agreement between the
           Company and Ronald H. Echtenkamp dated March 18,
           1994 (incorporated by reference to Exhibit 10.2
           to the Form S-1)

   10.1.2  Second Amendment dated July 20, 1995 to Employment
           Agreement between the Company and Ronald H. Echtenkamp
           (incorporated by reference to Exhibit 10.12 to the Form S-1)

   10.1.3  Third Amendment dated January 20,1997 to Employment
           Agreement between the Company and Ronald H. Echtenkamp...........49

   10.1.4  Consulting Agreement dated March 3, 1997 between the
           Company and Ronald H. Echtenkamp.................................50

   10.3    Employment Agreement between the Company and John
           Wilmers dated October 15, 1991 (incorporated by reference to Exhibit 10.3 to the Form S-1)

   10.3.1 Extension to Employment Agreement between the Company and John Wilmers dated July 8, 1996 (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the quarter ended June 30, 1996) (the "Form 10-Q")

   10.3.2  Employment Agreement between the Company and John
           Wilmers dated January 1, 1997....................................53

   10.4 Lease and Agreement dated September 1, 1988 by and between County of Douglas, Nebraska and the Company (incorporated by reference to Exhibit 10.4 to the Form S-1)

   10.5 Guaranty Agreement dated September 1, 1988 between the Company and FirsTier Bank, National Association,
           Omaha (incorporated by reference to Exhibit 10.5 to the Form S-1)

   10.6 Distributorship Agreement dated as of March 1, 1992 between IscoOptic Gmbh and the Company (incorporated by reference to Exhibit 10.6 to the Form S-1)

   10.7 Form of 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Form S-1)

   10.8    Form of 1995 Outside Directors Stock Option Plan
           (incorporated by reference to Exhibit 10.8 to the Form S-1)

   10.8.1 Amendment to 1995 Outside Directors Stock Option Plan, as amended through July 8, 1996 (incorporated by reference to exhibit 10.8 to the Form 10-Q)

   10.9    Form of 1995 Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.9 to the Form S-1)

   10.9.1  Amendment to the 1995 Employee Stock Purchase Plan...............61

   10.10 Form of Management Services Agreement by and between the Company and Canrad, Inc. (incorporated by reference to Exhibit 10.10 to the Form S-1)

   10.11   Profit Sharing Plan (incorporated by reference to Exhibit
           10.11 to the Form S-1)

   10.11.1 Amendment to the Profit Sharing Plan.............................62

   10.13 Letter of Engagement dated December 22, 1995 between the Company and Geller & Friend Capital Partners, Inc., including 50,000 share stock option (incorporated by reference to Exhibit 10.13 to the Form 10-K)

   10.14 Stock Option Agreement dated as of September 19, 1995 between the Company and Jaffoni & Collins Incorporated
           (incorporated by reference to Exhibit 10.14 to the Form 10-Q)

   11 Computation of net earnings per share (included in Financial Statements)

   21 Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

           a.   Strong International Inc.
           b.   Arnold's, Inc.

   23      Consent of KPMG Peat Marwick LLP.................................63

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.


By:   /s/  John Wilmers                           By:   /s/  Brad French
     ------------------------------------              -------------------------
     John Wilmers, President,                          Brad French, Secretary,
     Chief Executive Officer, and Director             Treasurer, and
                                                       Chief Financial Officer

Date:  March 27, 1997                             Date:  March 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/  Arnold S. Tenney                   By:  /s/  Ronald H. Echtenkamp
     ------------------------------               ------------------------------
     Arnold S. Tenney, Chairman and               Ronald H. Echtenkamp,
     Director                                     Vice-Chairman and Director

Date:  March 27, 1997                        Date:  March 27, 1997


By:    /s/  Jeffrey D. Chelin                By:    /s/  Colin G. Campbell
     ------------------------------               ------------------------------
     Jeffrey D. Chelin, Director                  Colin G. Campbell, Director

Date:  March 27, 1997                        Date:  March 27, 1997


By:    /s/  Yale Richards                    By:   /s/  Marshall Geller
     ------------------------------               -----------------------------
     Yale Richards, Director                      Marshall Geller, Director

Date:  March 27, 1997                        Date:  March 27, 1997