Form 10-Q
period 1997-03-31
BALLANTYNE OF OMAHA INC
filed 1997-05-15
CIK 946454

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.   20549


                                      FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d) of
                         the Securities Exchange Act of 1934



For Quarter Ended                                       Commission File Number
March 31, 1997                                                  1-13906



                              BALLANTYNE OF OMAHA, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

         Delaware                                              47-0587703
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

                     4350 McKinley Street, Omaha, Nebraska 68112
             -----------------------------------------------------------
             (Address of principal executive offices including zip code)

                 Registrant's telephone number, including area code:
                                    (402) 453-4444

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes       No  X
                                                    ---      ---

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

     Class                                     Outstanding as of April 30, 1997
------------------                             --------------------------------
Common Stock, $.01                                          8,579,769
par value

                              BALLANTYNE OF OMAHA, INC.

                                        INDEX

                                                                     Page No.
                                                                     --------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
              March 31, 1997 and December 31, 1996                    2 - 3

         Consolidated Statements of Income
              for the Three Months
              ended March 31, 1997 and 1996                             4

         Consolidated Statements of Cash Flows
              for the Three Months ended
              March 31, 1997 and 1996                                 5 - 6

         Notes to Consolidated Financial
              Statements                                              7 - 9

Item 2.  Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                                    10 - 12

Part II. Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K

                              BALLANTYNE OF OMAHA, INC.

                             CONSOLIDATED BALANCE SHEETS

                                     A S S E T S


                                                March 31,      December 31,
                                                  1997             1996
                                                ---------      ------------
                                               (Unaudited)

Current
  Cash                                         $ 6,258,708      $ 6,042,593
  Accounts receivable (less
   allowance of $150,461
   at March 31, 1997 and
   $143,000 at December 31, 1996)                8,343,123        9,090,616
  Inventories                                   13,670,586       11,901,123
  Deferred income taxes                            501,025          501,025
  Other current assets                              32,210          103,702
                                               -----------      -----------
    Total current assets                        28,805,652       27,639,059

Net property, plant and equipment                4,066,012        3,863,809

Goodwill, other intangibles and
 other assets, net                                 940,800          959,352
                                               -----------      -----------
                                               $33,812,464      $32,462,220
                                               -----------      -----------

See accompanying notes to consolidated financial statements

                              BALLANTYNE OF OMAHA, INC.

                             CONSOLIDATED BALANCE SHEETS

                                L I A B I L I T I E S


                                                March 31,      December 31,
                                                  1997             1996
                                                ---------      ------------
                                               (Unaudited)

Current
  Intercompany payable                         $   141,566      $    93,140
  Current installments of long-term debt             -              308,107
  Accounts payable                               5,447,882        5,759,722
  Accrued expenses                               1,330,141        1,655,883
  Income taxes                                     909,256           79,754
                                               -----------      -----------
     Total current liabilities                   7,828,845        7,896,606

Deferred income taxes                              386,472          386,472

Long-term debt, excluding current portion            -              150,195


                        S T O C K H O L D E R S '  E Q U I T Y

Preferred stock, par value
   $.01 per share; authorized
   1,000,000 shares                                  -                -

Common stock, par value
   $.01 per share; authorized
   10,000,000 shares; 8,569,769
   shares outstanding                               85,698           85,698

Additional paid-in capital                      18,906,556       18,906,556

Retained earnings                                6,604,893        5,036,693
                                               -----------      -----------
                                                25,597,147       24,028,947
                                               -----------      -----------
                                               $33,812,464      $32,462,220
                                               -----------      -----------

See accompanying notes to consolidated financial statements

                              BALLANTYNE OF OMAHA, INC.

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

                            Three Months Ended March  31,


                                                  1997             1996
                                                ---------      ------------

Net sales                                      $14,724,814      $11,362,637

Cost of sales                                   10,368,767        8,174,415
                                               -----------      -----------
Gross profit                                     4,356,047        3,188,222

Total operating expense                          1,940,768        1,573,680
                                               -----------      -----------
   Income from operations                        2,415,279        1,614,542

Net interest income (expense)                       53,180         (186,105)
                                               -----------      -----------
   Income before income taxes                    2,468,459        1,428,437

Income taxes                                       900,259          566,263
                                               -----------      -----------
   Net income                                    1,568,200          862,174

Net income per share                                  0.17             0.13
                                               -----------      -----------
Weighted average shares outstanding              9,340,702        6,880,731
                                               -----------      -----------

See accompanying notes to consolidated financial statements

                              BALLANTYNE OF OMAHA, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                        For the Three Months Ended March 31,


                                                  1997             1996
                                                ---------      ------------

Cash flows from operating
activities:

Net income                                     $ 1,568,200      $   862,174
Depreciation and amortization                      188,172           144,801

Changes in assets and liabilities
  Trade receivables                                747,493        (1,578,462)
  Other current assets                              71,492            16,786
  Inventories                                   (1,769,463)       (1,325,736)
  Accounts payable                                (311,840)        1,632,728
  Accrued expenses                                (325,742)         (325,086)
  Income taxes                                     829,502          (345,295)
  Other assets                                     (18,623)          (18,468)
                                               -----------      ------------
Net cash provided by (used in)
operating activities                               979,191          (936,558)
                                               -----------      ------------
Cash flows from
financing activities:

Change in loan from parent                          48,426           (11,532)
Repayment of long-term debt                       (458,302)         (170,413)
Net proceeds from revolving credit facility          -             1,289,000
                                               -----------      ------------
Net cash provided by (used in)
   financing activities                           (409,876)        1,107,055
                                               -----------      ------------

See accompanying notes to consolidated financial statements

                              BALLANTYNE OF OMAHA, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (continued)


                                                  1997             1996
                                                ---------      ------------

Cash flows from investing
activities - Capital expenditures              $  (353,200)     $   (34,596)
                                               -----------      -----------
Net increase in cash                               216,115           135,901

Cash at beginning of period                      6,042,593           204,172
                                               -----------      ------------
Cash at end of period                            6,258,708           340,073
                                               -----------      ------------
Supplemental disclosure of
cash flow information:

Interest payments                                   11,182           186,105
                                               -----------      ------------
Income tax payments (net)                           70,757           908,500
                                               -----------      ------------

Other noncash activities in 1996 included approximately $194,200 of capital lease obligations in exchange for equipment.


See accompanying notes to consolidated financial statements

                              BALLANTYNE OF OMAHA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                    March 31, 1997


1.   The Company

     Ballantyne of Omaha Inc. ("Ballantyne" or the "Company") and its subsidiaries Strong International Inc., Westrex and Flavor-Crisp of America Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, follow spotlights and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. A majority (50.4%) of the Company's common stock is owned by Canrad of Delaware Inc. ("Canrad"), which is an indirect wholly-owned subsidiary of ARC International Corporation.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are, in the opinion of management, of a normal, recurring nature. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in connection with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

2.   Inventories

     Inventories consist of the following:

                                                March 31,      December 31,
                                                  1997             1996
                                                ---------      ------------

Raw Material                                   $10,220,419      $ 8,888,123
Work-in-process                                  1,981,160        2,184,945
Finished goods                                   1,469,007          828,055
                                               -----------      -----------
                                               $13,670,586      $11,901,123
                                               -----------      -----------

3.   Net Income Per Share

     Net income per share is based on the weighted average number of common shares outstanding. The effects of the assumed exercise of outstanding stock options and warrants have been included in the income per share calculation for the period that the shares were assumed issued using the treasury stock method. Weighted average shares outstanding amounted to 9,340,702 for the three months ended March 31, 1997 and 6,880,731 for the three months ended March 31, 1996. Prior to the IPO, the Company was a wholly owned subsidiary of Canrad.

4.   Stock Dividend

     The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on January 29, 1997. The stock split was in the form of a 50% common stock dividend payable March 5, 1997 to shareholders of record on February 10, 1997. As a result of the stock split, Ballantyne's outstanding shares of common stock increased to 8,569,769 at March 31, 1997.

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

     Per share data have been restated for these stock transactions as of the earliest period presented.

5.   Related Party Transactions

     The Company is a party to a management agreement with Canrad, Inc. Pursuant to the terms of the agreement, Canrad, Inc. provides certain services to the Company. Such services include strategic planning, acquisition assistance, procurement of capital and debt arrangements, securing health and business insurance coverages, audit and income tax planning and other matters. Fees charged for these services amounted to $75,000 for the three month periods ended March 31, 1997 and 1996.

6.   Subsequent Acquisition

     On April 30, 1997, the Company purchased certain net assets, primarily accounts receivable, inventories and fixed assets of Xenotech ("Xenotech") for a purchase price of approximately $1,000,000. The purchase, which was effective as of April 1, 1997, was paid for through cash flow from operations. The purchase price has been assigned to the assets acquired based upon the fair market value of such assets. No goodwill was recorded in connection with the acquisition. Xenotech produces, sells and rents a complete line of stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.

     In addition, the Company entered into a five-year non-compete agreement with Richard Hart, Xenotech's founder and sole proprietor. The agreement is for a total of $250,000 payable by Ballantyne in equal installments of $50,000. The present value of the noncompete payments has been included as part of the total purchase price.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                         CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis relates to the accompanying unaudited consolidated financial statements and presents a current assessment of material changes in financial condition and results of operations. A detailed discussion and analysis for the preceding years appears in the Registrant's December 31, 1996 Annual Report to Stockholders.

RESULTS OF OPERATIONS

          Consolidated net sales of $14,724,814 for the three month period ended March 31, 1997 represents an increase of 30% over the respective prior year period. The following table shows comparative net sales by industry segment for the Company's operations:

                                 NET SALES   (000'S OMITTED)
                               ------------------------------
                                   Three Months Ended
                                 1997            1996
                               ---------       -------
Theatre Products                $14,112        $10,883
Restaurant Products                 613            480
                                -------        -------
                                $14,725        $11,363
                                -------        -------

          Net sales in the Theatre segment increased approximately $3,229,000 or 30% for the three months ended March 31, 1997 as compared to the same period of the prior year. The increase is attributable to unit sales increases of projectors, sound heads, platters and lenses which is reflective of the continued planned industry-wide expansion of both the domestic and world-wide theatre markets.

          Net sales of Restaurant products increased by approximately $133,000 or 28%. The increase relates mainly to sales of pressure fryers.

          Gross profit as a percentage of net sales increased to 30% for the three months ended March 31, 1997 from 28% for the same three month period of 1996. The increase is attributable to increase sales volume and throughput in manufacturing.

          Selling, general and administrative expenses increased approximately $367,000 for the three month period ended March 31, 1997 as compared to the same
     period of the prior year.   As a percentage of net sales, such expenses
     decreased to 13% for the quarter from 14% for the same quarter of the prior year. The additional theatre sales have been generated without a significant increase in selling costs, travel and the number of employees.

          Interest expense amounted to approximately $11,182 for the three month period ended March 31, 1997 as compared to $186,100 for the same three month period of 1996. The decrease in interest expense relates to repayments of the Company's Industrial Revenue Bonds and having no borrowings under the Norwest Bank revolving credit facility.

          The actual income tax expense amounted to approximately 36% for the current three month period as compared to a statutory rate of 34%. The difference relates to the non-deductibility of certain intangible expenses, principally goodwill, and the effects of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1997, the Company had no outstanding borrowings. The principal reason for the decrease from December 31, 1996 relates to the repayments of the Company's Industrial Revenue Bonds and a final payment of $100,000 pursuant to a non-compete agreement with Optical Radiation Corporation. At March 31, 1997, $9,500,000 was available for reborrowing under a revolving credit facility with Norwest Bank. The revolving credit facility will mature on August 30, 2000.

          The Norwest facility agreement contains restrictive covenants which include among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, debt service coverage and total debt to tangible net worth ratios and tangible net worth. At March 31, 1997, the Company was in compliance with these covenants.

          The Company's growth has been financed through a combination of cash provided from operations, proceeds from equity offerings and borrowings under a revolving credit facility with Norwest Bank. Cash provided from operations increased approximately $1,900,000 from the same period of the prior year. The increase relates mainly to higher sales while keeping operating expenses under control.

          The Company expects that it will have capital expenditures of approximately $1,740,000 in 1997 which include manufacturing equipment and expansion of its current facility.

          The Company anticipates that internally generated funds and borrowings under its operating facility will be sufficient to meet it's working capital needs.

          The Company does not engage in any currency hedging activities in connection

                                                                       Page 12
     with its foreign operations and sales.

NEW ACCOUNTING PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per share" which revises the calculation and presentation provisions of Accounting Principals Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption statement 128 will not have a significant effect on its reported earnings per share.

                                                                       Page 13
                             PART II.  Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10.3.3 Employment Agreement dated November 20, 1996 between the Company and Ray F. Boegner

    11     Computation of net earnings per share (included in financial statements)

    27     Financial Data Schedule (for SEC information only)

(b) Reports on Form 8-K

    No report on Form 8-K was filed during the three months ended March 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


                              BALLANTYNE OF OMAHA, INC.


Date:     May 13, 1997                 By: /s/  John Wilmers
                                           -----------------------------------
                                           John Wilmers, President
                                           Chief Executive Officer,
                                           and Director


Date:     May 13, 1997                 By: /s/  Brad French
                                           -----------------------------------
                                           Brad French, Secretary, Treasurer,
                                           and Chief Financial Officer