Form 10-Q
period 1997-06-30
BALLANTYNE OF OMAHA INC
filed 1997-08-14
CIK 946454

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.   20549


                                      FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d) of
                         the Securities Exchange Act of 1934



 For Quarter Ended                                     Commission File Number
  June 30, 1997                                               1-13906



                              BALLANTYNE OF OMAHA, INC.
                              -------------------------
                (Exact name of Registrant as specified in its charter)

             Delaware                                           47-0587703
  ------------------------------                             ---------------
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
                                   (402) 453-4444

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   ----     -----

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

      Class                                    Outstanding as of July 31, 1997
-----------------                                         9,016,319
Common Stock, $.01
par value

                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                      ------------------------------------------


                                        INDEX
                                        -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item I.  Financial Statements

         Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996                         2 - 3

         Consolidated Statements of Income
              for the Three Months and Six Months
              Ended June 30, 1997 and 1996                                    4

         Consolidated Statements of Stockholders' Equity
              for the Six Months Ended June 30, 1997                          5

         Consolidated Statements of Cash Flows
              for the Six Months Ended
              June 30, 1997 and 1996                                      6 - 7

         Notes to Consolidated Financial
              Statements                                                  8 - 10

Item 2.  Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                                        11 - 14

Part II.      Other Information


Item 4.  Submission of matters to a vote of
              Security Holders                                                15

Item 6.  Exhibits and Reports on Form 8-K                                     16

                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                     A S S E T S


                                                  June 30,     December 31,
                                                    1997           1996
                                               ------------    -----------
                                                (Unaudited)
Current
  Cash                                           $5,685,071      6,042,593
  Accounts receivable (less
    allowance of $157,850
    at June 30, 1997 and
    $143,000 at December 31, 1996)                9,913,411      9,090,616
  Inventories                                    15,467,712     11,901,123
  Deferred income taxes                             596,915        501,025
  Other current assets                              157,926        103,702
                                               ------------    -----------
       Total current assets                      31,821,035     27,639,059

Net property, plant and equipment                 5,418,430      3,863,809

Goodwill, other intangibles and
  other assets, net                             1,087,695        959,352
                                               ------------    -----------
                                                $38,327,160     32,462,220
                                               ------------    -----------
                                               ------------    -----------



See accompanying notes to consolidated financial statements.

                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                  June 30,     December 31,
                                                    1997           1996
                                               ------------    -----------
                                                (Unaudited)
LIABILITIES:
Current:
  Due to Canrad                                    $152,629         93,140
  Current installments of long-term debt             50,000        308,107
  Accounts payable                                6,621,739      5,759,722
  Accrued expenses                                1,695,708      1,655,883
  Income taxes                                      487,839         79,754
                                               ------------    -----------
    Total current liabilities                     9,007,915      7,896,606

Deferred income taxes                               399,322        386,472

Long-term debt, excluding current portion           151,219        150,195
                                               ------------    -----------
                                                  9,558,456      8,433,273
                                               ------------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value
  $.01 per share; authorized
  1,000,000 shares                                    -              -


Common stock, par value
  $.01 per share; authorized
  25,000,000 shares; 8,892,519 shares
  issued and outstanding at June 30, 1997
  and 8,569,769 at December 31, 1996               88,927         85,698

Additional paid-in capital                       20,219,632     18,906,556

Retained earnings                                 8,460,145      5,036,693
                                               ------------    -----------
                                                 28,768,704     24,028,947
                                               ------------    -----------
                                                $38,327,160     32,462,220
                                               ------------    -----------
                                               ------------    -----------


See accompanying notes to consolidated financial statements.

                                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)


                                                    Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                --------------------------     ------------------------
                                                    1997           1996           1997            1996
                                               ------------    ------------   -----------    -----------
Net sales                                       $16,348,995     12,495,223     31,073,809     23,857,860
Cost of sales                                    11,416,489      8,900,770     21,785,256     17,075,185
                                               ------------    ------------   -----------    -----------
Gross profit                                      4,932,506      3,594,453      9,288,553      6,782,675

Total operating expenses                          2,140,526      1,578,922      4,081,292      3,152,602
                                               ------------    ------------   -----------    -----------

Income from operations                            2,791,980      2,015,531      5,207,261      3,630,073

Net interest income (expense)                        51,593       (195,666)       104,773       (381,771)
                                               ------------    ------------   -----------    -----------

Income before taxes                               2,843,573      1,819,865      5,312,034      3,248,302

Income taxes                                        988,323        714,757      1,888,582      1,281,020
                                               ------------    ------------   -----------    -----------

Net income                                      $ 1,855,250      1,105,108      3,423,452      1,967,282
                                               ------------    ------------   -----------    -----------
                                               ------------    ------------   -----------    -----------

Net income per share                                    .20            .15            .36            .27
                                               ------------    ------------   -----------    -----------
                                               ------------    ------------   -----------    -----------

Weighted average shares
  outstanding                                     9,388,926      7,171,977      9,392,082      7,171,977
                                               ------------    ------------   -----------    -----------
                                               ------------    ------------   -----------    -----------

See accompanying notes to consolidated financial statements.

                                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         SIX MONTHS ENDED JUNE 30, 1997



                                                                              Additional
                                                  Preferred       Common        Paid-In        Retained
                                                    Stock          Stock        Capital        Earnings       Total
                                                -----------     ----------     ----------     ----------    -----------
Balance at December 31, 1996                            -           85,698     18,906,556      5,036,693     24,028,947
Net Income                                                                                     3,423,452      3,423,452
Issuance of 322,750 shares of Common Stock
  upon exercise of options                              -            3,229      1,313,076                     1,316,305
                                                -----------------------------------------------------------------------

Balance at June 30, 1997                                -           88,927     20,219,632      8,460,145     28,768,704
                                                -----------------------------------------------------------------------
                                                -----------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                    For the Six Months Ended June 30, 1997 and 1996


                                                    1997           1996
                                                -----------     ----------
Cash flows from operating activities:

Net income                                       $3,423,452      1,450,831
Depreciation and amortization                       435,333        291,362

Changes in assets and liabilities
  Trade receivables                                (415,599)    (1,808,909)
  Other current assets                              (42,223)       (54,170)
  Inventories                                    (2,745,958)      (103,372)
  Accounts payable                                  339,913        833,961
  Accrued expenses                                 (203,046)        64,403
  Income taxes                                      339,237        (16,839)
  Goodwill, other intangibles
    and other assets                                (16,506)        22,963
                                                -----------     ----------

Net cash provided by operating activities         1,114,603        680,230
                                                -----------     ----------

Cash flow from investing activities:

Capital expenditures                             (1,287,858)      (107,033)
Purchase of net assets                             (750,000)           -
                                                -----------     ----------

Net cash used in investing activities            (2,037,858)      (107,033)
                                                -----------     ----------

Cash flows from financing activities:

Change in due to Canrad                              59,489        (34,406)
Proceeds from long-term debt                          1,896            -
Repayment of long-term debt                        (811,957)      (485,943)
Proceeds from exercise of options                 1,316,305            -
                                                -----------     ----------

Net cash provided by (used in)
  financing activities                           565,733       (520,349)
                                                -----------     ----------

                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (continued)


                                                    1997           1996
                                                -----------     ----------

Net (decrease) increase in cash                    (357,522)        52,848

Cash at beginning of year                         6,042,593        260,006
                                                -----------     ----------

Cash at end of period                             5,685,071        312,854
                                                -----------     ----------
                                                -----------     ----------

Supplemental disclosure of
  cash flow information:

  Interest payments                                11,012         22,193
                                                -----------     ----------
                                                -----------     ----------

  Income tax payments                           1,480,497        401,551
                                                -----------     ----------
                                                -----------     ----------


Other noncash activities in 1996 included approximately $382,300 of additional capital lease obligations in exchange for equipment.

Other noncash activities in the second quarter of 1997 include recording the present value of a noncompete agreement for approximately $197,000.


See accompanying notes to consolidated financial statements.

                      BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                    June 30, 1997


1.  THE COMPANY

    Ballantyne of Omaha Inc. ("Ballantyne" or the "Company") and its subsidiaries Strong International Inc., Ballantyne Fabricators, Inc., Xenotech Rental Corp. and Flavor-Crisp of America Inc., develop, manufacture and distribute commercial motion picture projection equipment, follow spotlights, computer operated lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. 23.1% of the Company's common stock is owned by Canrad of Delaware Inc. ("Canrad"), which is an indirect wholly-owned subsidiary of ARC International Corporation.

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


2.  INVENTORIES

    Inventories consist of the following:


                                                  June 30,   December 31,
                                                   1997          1996
                                               -----------   ------------

    Raw Material                               $11,354,902      8,888,123
    Work-in-process                              2,254,141      2,184,945
    Finished goods                               1,858,669        828,055
                                               -----------   ------------
                                               $15,467,712     11,901,123
                                               -----------   ------------
                                               -----------   ------------

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

4.  RELATED PARTY TRANSACTIONS

    The Company is a party to a management agreement with Canrad, Inc. Pursuant to the terms of the agreement, Canrad, Inc. provides certain services to the Company. Such services include strategic planning, acquisition assistance, procurement of capital and debt arrangements, securing health and business insurance coverages and other matters. Fees charged for these services amounted to $150,000 for the six month periods ended June 30, 1997 and 1996.

5.  ACQUISITION

    On April 30, 1997, the Company purchased certain net assets, primarily accounts receivable, inventories and fixed assets of Xenotech Inc. ("Xenotech") for a purchase price of approximately $1,000,000. The purchase, which was effective as of April 1, 1997, was paid for through cash flow from operations. The purchase price has been assigned to the assets acquired based upon the fair market value of such assets. No goodwill was recorded in connection with the acquisition. Xenotech produces, sells and rents a complete line of stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.

    In addition, the Company entered into a five-year non-compete agreement with Richard Hart, Xenotech's founder and sole proprietor. The agreement is for a total of $250,000 payable by the Company in equal installments of $50,000. The present value of the noncompete payments has been included as part of the total purchase price.

6.  RECLASSIFICATIONS

    Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

7.  COMMON STOCK

    On June 30, 1997, the Company completed a public offering pursuant to a registration statement on Form S-3 (The "Offering"). Pursuant to the Offering, Canrad sold 1,932,860 shares of Ballantyne common stock to the public at the price of $16.875 per share. In addition, Canrad granted the underwriters an option to purchase an aggregate of up to 333,729 additional shares of common stock at $16.875 per share less underwriting discounts and commissions to cover over allotments, if any. The underwriters purchased all 333,729 shares.

    While the Company did not offer any shares or pay any expenses incurred in the offering, the Company did receive $1,146,000 from the exercise of a warrant and certain stock options, which in aggregate totaled 280,750 shares and were sold in connection with the Offering.

    On June 10, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized common stock from 10,000,000 shares to 25,000,000 shares.

    The stockholders of the Company also approved an amendment to the 1995 stock option plan to increase the number of shares that may be issued under the plan from 660,000 shares to 1,060,000 shares.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and presents a current assessment of material changes in financial condition and results of operations. A detailed discussion and analysis for the preceding years appears in the Registrant's December 31, 1996 Annual Report to Stockholders.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         Net sales for the six months ended June 30, 1997 (the "1997 Period") increased $7.2 million or 30.3% to $31.1 million from $23.9 million for the six months ended June 30, 1996 (the "1996 Period"). The following table sets forth comparative consolidated net sales of theatre products and restaurant products for the respective periods.

                                                     Six Months Ended
                                                         June 30,
                                                    1997           1996
                                              -------------    -----------
Theatre Products                                $29,768,600     22,698,900
Restaurant Products                               1,305,200      1,159,000
                                              -------------    -----------
                                                $31,073,800     23,857,900
                                              -------------    -----------
                                              -------------    -----------


         Net sales of theatre products increased $7.1 million or 31.1% for the 1997 Period as compared to the 1996 Period. Net sales of commercial motion picture projection equipment ("Motion picture projection equipment") increased $6.2 million or 28.7% and net sales of follow spotlights and other lighting equipment ("lighting equipment") increased $846,000 or 81.5%. The majority of the increase in net sales of motion picture projection equipment was attributable to increased sales to domestic customers while the increase in lighting equipment was due to the acquisition of Xenotech. Net sales of replacement parts increased $619,760 or 21.8% to $3.5 million for the 1997 Period from $2.8 million in the 1996 Period.

         Net sales of restaurant products increased by $146,200 or 12.6% over the same period in 1996. The increase was mainly due to an increase in sales of pressure fryers.

         Gross profit as a percentage of net sales increased to 29.9% for the 1997 Period from 28.4% for the 1996 Period. The increases were attributable to improved efficiencies realized by purchasing and manufacturing due to an increase in production volume.

         Operating expenses increased $928,690 or 29.5% for the 1997 Period to $4,081,292 from $3,152,602 for the 1996 Period. As a percentage of net sales, operating expenses decreased to 13.1% for the 1997 Period from 13.2% for the 1996 Period, as a result of a greater increase in net sales without a proportional significant increase in selling and general and administrative expenses.

         Net interest income was $104,773 for the six months ended June 30, 1997 as compared to net interest expense of $381,771 for the same period in 1996. The decrease in interest expense reflects the repayment of the Company's Industrial Development Revenue Bonds (the "IDRBs") in March 1997 and the absence of borrowings under the Company's line of credit facility with Norwest Bank (the "Norwest Facility").

         The effective tax rate was 35.6% for the 1997 Period as compared to the statutory rate of 34%. The difference relates to the effects of state income taxes and the non-deductibility of certain intangible expenses, principally goodwill.

QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

         Net sales for the quarter ended June 30, 1997 (the "1997 Period") increased $3.9 million or 30.8% to $16.3 million from $12.5 million for the quarter ended June 30, 1996 (the "1996 Period"). The following table sets forth comparative consolidated net sales of theatre products and restaurant products for the respective periods:


                                                    Three Months Ended
                                                         June 30,
                                                    1997           1996
                                              -------------   ------------
Theatre Products                                $15,656,500     11,819,500
Restaurant Products                                 692,500        675,700
                                              -------------   ------------
                                                $16,349,000     12,495,200
                                              -------------   ------------
                                              -------------   ------------


         Net sales of theatre products increased $3.8 million or 32.5% for the 1997 Period as compared to the 1996 Period. Net sales of commercial motion picture projection equipment ("motion picture projection equipment") increased $3.1 million or 27.6%, while net sales of follow spotlights and other lighting equipment ("lighting equipment") increased $732,400. The majority of the increase in net sales of motion picture projection equipment was attributable to increased sales of such equipment to domestic customers while the increase in lighting equipment was due to the acquisition of Xenotech. Net sales of replacement parts increased $473,600 or 34.6% to $1.8 million for the 1997 Period from $1.4 million in the 1996 Period.

         Net sales of restaurant products increased by $16,800 or 2.5%, mainly due to an increase in sales of pressure fryers.

         Gross profit as a percentage of net sales increased to 30.2% for the 1997 Period from 28.8% for the 1996 Period. The increase was attributable to improved efficiencies realized by purchasing and manufacturing due to an increase in production volume.

         Operating expenses increased $561,604 for the 1997 Period as compared to the 1996 Period. As a percentage of net sales, operating expenses increased to 13.1% for the 1997 Period from 12.6% for the 1996 Period, as a result of the acquisition of Xenotech.

         Net interest income was $51,593 for the 1997 Period as compared to interest expense of $195,666 for the 1996 Period. The decrease in interest expense reflects the repayment of the Company's Industrial Development Revenue Bonds in March 1997 and the absence of borrowings under the Norwest Facility.

         The effective tax rate was 34.8% for the 1997 Period as compared to the statutory rate of 34.0%. The difference relates to the effects of state income taxes and the non-deductibility of certain intangible expense, principally goodwill.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had $151,219 of long-term debt. The debt relates entirely to a non-compete agreement with Richard Hart, the former owner of Xenotech, Inc., which was entered into when the Company purchased substantially all of the net assets of Xenotech in April 1997.

         In September 1995, the Company entered into the Norwest Facility with Norwest Bank. The Norwest Facility initially provided for a borrowing commitment of up to $10.0 million. The commitment reduced by $500,000 on the first anniversary date of such facility and will reduce by $500,000, $1.0 million and $1.0 million on the second, third and fourth anniversary dates thereof, respectively. The entire amount outstanding under the Norwest Facility matures on August 30, 2000. At July 31, 1997, $9.5 million was available for borrowing under the Norwest Facility. Amounts repaid under the Norwest Facility will be available for reborrowing. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate as announced from time to time (8.5% at July 31, 1997). All of the Company's assets secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, current debt service coverage and total debt to tangible net worth ratios and tangible net worth.

         Historically the Company has funded its working capital requirements through cash flow generated by its operations. Net cash provided by operating activities for the six months ended June 30, 1997 and 1996 was $1,114,603 and $680,230, respectively. The increase in net cash provided by operating activities for the six months ended June 30, 1997 was due primarily to increases in net income, income taxes payable and accounts payable offset by increases in trade receivables and inventories.

         The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. The Company expects that it will have capital expenditures of $1.7 million in 1997 which include manufacturing equipment and expansion of its current facility.

         The Company does not engage in any currency hedging activities in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Westrex sales, which are denominated in Hong Kong Sales.

NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

                             PART II.  Other Information


Item 4.   Submission of matter to a vote of security holders.

         The Company's regular Annual Meeting of Stockholders was held on June 10, 1997 for the purpose of electing three nominees as directors and approving amendments to the Company's 1995 employee Stock Option Plan (the "Stock Option Plan") and to the Certificate of Incorporation. The amendment to the Stock Option Plan increased the number of shares that may be issued under the plan from 660,000 shares to 1,060,000 shares. The amendment to the Certificate of Incorporation increased the authorized Common Stock from 10,000,000 shares to 25,000,000 shares. With respect to the election of directors, all three were re-elected. With respect to the amendments, the following table summarizes the results of the voting.


                               Amendment to
                        Certificate of Incorporation        Stock Option Plan
                        ----------------------------        -----------------

For                              7,554,066                       6,258,107
Against                            164,343                         490,689
Abstain                             70,045                          74,917
Broker Non-Vote                          -                         964,741
                                 ---------                       ---------
                                 ---------                       ---------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


    2.5 Asset Purchase Agreement dated April 1, 1997, between the Company and Xenotech, Inc.

    3.1     Certificate of Incorporation (Incorporated by reference to Exhibits
            3.1 and 3.3 to the Registration Statement on Form S-1, File
            No. 33-93244 ("Form S-1").

    3.1.1   Amendment to the Certificate of Incorporation.

    3.2 By-Laws of the Company (Incorporated by reference to Exhibit 3.2 in Form S-1).

    10.15 Stock Option Agreement dated September 19, 1995 (Incorporated by reference to Exhibit 10.7 in Form S-1).

    10.16   Amendment to Stock Option Agreement adopted June 10, 1997.

    10.3.4 Employment Agreement dated April 1, 1997 between the Company and Richard Hart.

    10.3.5 Non-competition Agreement dated April 1, 1997 between the Company and Richard Hart.

    11 Computation of net earnings per share for the three and six months ended June 30, 1997 (included in financial statements)


    27      Financial Data Schedule (for SEC information only)


(b) Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended June 30, 1997.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


BALLANTYNE OF OMAHA, INC.



Date: August 12, 1997                  By: /s/ John Wilmers
                                          _______________________________
                                       John Wilmers, President and
                                       Chief Executive Officer


Date: August 12, 1997                  By: /s/ Brad French
                                          _______________________________
                                       Brad French, Secretary, Treasurer,
                                       and Chief Financial Officer