Form 10-Q
period 1997-09-30
BALLANTYNE OF OMAHA INC
filed 1997-11-14
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC   20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


          For Quarter Ended                            Commission File Number
          September 30, 1997                                    1-13906

                            BALLANTYNE OF OMAHA, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   47-0587703
      ------------------------------                       -----------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification Number)

                   4350 McKinley Street, Omaha, Nebraska 68112
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

              Registrant's telephone number, including area code:
                                 (402) 453-4444

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X   N
                                                     ---   ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

         Class                     Outstanding as of October 31, 1997
     ------------------
     Common Stock, $.01                           9,025,819
     par value

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.


Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996 . . . . . . . . . . 3 - 4

          Consolidated Statements of Income
            for the Three Months and Nine Months
            Ended September 30, 1997 and 1996. . . . . . . . . . . . . . . . 5

          Consolidated Statements of Stockholders' Equity
            for the Nine Months Ended September 30, 1997 . . . . . . . . . . 6

          Consolidated Statements of Cash Flows
            for the Nine Months Ended
            September 30, 1997 and 1996. . . . . . . . . . . . . . . . . 7 - 8

          Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . . . .9 - 11

Item 2.   Management's Discussion and Analysis
            of Results of Operations and
            Financial Condition. . . . . . . . . . . . . . . . . . . . 12 - 16

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .17

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                         ----           ----
                                                      (Unaudited)

Current
  Cash                                                $ 6,636,141    6,042,593
  Accounts receivable (less
     allowance of $206,962
     at September 30, 1997 and
     $143,000 at December 31, 1996)                    10,473,480    9,090,616
  Inventories                                          16,270,800   11,901,123
  Deferred income taxes                                   596,915      501,025
  Other current assets                                    140,621      103,702
                                                      -----------  -----------
     Total current assets                              34,117,957   27,639,059

Net property, plant and equipment                       6,182,972    3,863,809

Goodwill, other intangibles and
  other assets, net                                     1,339,544      959,352
                                                      -----------  -----------
                                                      $41,640,473   32,462,220
                                                      ===========  ===========

See accompanying notes to Consolidated Financial Statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                         ----           ----
                                                      (Unaudited)

LIABILITIES:
Current:
  Due to Canrad                                       $   161,802       93,140
  Current installments of long-term debt                   50,000      308,107
  Accounts payable                                      6,507,114    5,759,722
  Accrued Expenses                                      2,365,991    1,655,883
  Income taxes                                            681,285       79,754
                                                      -----------  -----------
     Total current liabilities                          9,766,192    7,896,606

Deferred income taxes                                     249,518      386,472

Long-term debt, excluding current portion                 186,487      150,195
                                                      -----------  -----------
                                                       10,202,197    8,433,273
                                                      -----------  -----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value
  $.01 per share; authorized
  1,000,000 shares                                              -            -

Common stock, par value
  $.01 per share; authorized
  25,000,000 shares; 9,018,319 shares
 issued and outstanding at September 30, 1997
 and 8,569,769 at December 31, 1996                        90,185       85,698

Additional paid-in capital                             20,835,115   18,906,556

Retained earnings                                      10,512,976    5,036,693
                                                      -----------  -----------
                                                       31,438,276   24,028,947
                                                      -----------  -----------
                                                      $41,640,473   32,462,220
                                                      ===========  ===========

See accompanying notes to Consolidated Financial Statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                   1997         1996       1997        1996
                                   ----         ----       ----        ----

Net sales                       $17,378,858  12,637,047  48,452,667  36,494,907
Cost of sales                    12,231,360   8,695,855  34,016,616  25,771,040
                                ----------- ----------- ----------- -----------
Gross profit                      5,147,498   3,941,192  14,436,051  10,723,867

Total operating expenses          2,106,225   1,798,294   6,187,517   4,950,896
                                ----------- ----------- ----------- -----------
Income from operations            3,041,273   2,142,898   8,248,534   5,772,971

Net interest income (expense)        69,698    (42,405)     174,471   (424,176)
                                ----------- ----------- ----------- -----------
Income before taxes               3,110,971   2,100,493   8,423,005   5,348,795

Income taxes                      1,058,140     828,432   2,946,722   2,109,452
                                ----------- ----------- ----------- -----------
Net income                      $ 2,052,831   1,272,061   5,476,283   3,239,343
                                =========== =========== =========== ===========
Net income per share                    .22         .15         .58         .43
                                =========== =========== =========== ===========
Weighted average shares
outstanding                       9,499,450   8,315,399   9,491,132   7,586,927
                                =========== =========== =========== ===========

See accompanying notes to Consolidated Financial Statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                   ADDITIONAL
                                        PREFERRED     COMMON        PAID-IN            RETAINED
                                          STOCK       STOCK          CAPITAL           EARNINGS         TOTAL
                                        ---------     ------       ----------          --------         -----

Balance at December 31, 1996                  -       85,698       18,906,556         5,036,693      24,028,947

Net Income                                    -            -                -         5,476,283       5,476,283

Issuance of 448,550 shares
of Common Stock upon
exercise of options                           -        4,487        1,928,559                 -       1,933,046
                                        -----------------------------------------------------------------------

Balance at September 30, 1997                 -       90,185       20,835,115        10,512,976      31,438,276
                                        =======================================================================

See accompanying notes to Consolidated Financial Statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996


                                                     1997           1996
                                                     ----           ----

Cash flows from operating activities:

Net income                                      $ 5,476,283      3,239,343
Depreciation and amortization                       685,275        442,169

Changes in assets and liabilities:
  Trade receivables                                (939,986)    (1,992,082)
  Other current assets                              (24,918)         9,459
  Inventories                                    (3,451,340)    (1,682,048)
  Accounts payable                                  225,288        626,427
  Accrued expenses                                  467,236        420,084
  Income taxes                                      382,879       (856,106)
  Goodwill, other intangibles
     and other assets                               (47,978)        (9,935)
                                                -----------    -----------
Net cash provided by operating activities         2,772,739        197,311
                                                -----------    -----------
Cash flow from investing activities:

Capital expenditures                             (2,198,046)      (578,821)
Purchase of net assets                           (1,150,000)             -
                                                -----------    -----------
Net cash used in investing activities            (3,348,046)      (578,821)
                                                -----------    -----------
Cash flows from financing activities:

Change in due to Canrad                              68,662         14,766
Repayment of long-term debt                        (832,853)    (7,923,912)
Net proceeds from Equity Offering                         -     13,660,330
Proceeds from exercise of options                 1,933,046              -
                                                -----------    -----------
Net cash provided by financing activities         1,168,855      5,751,184
                                                -----------    -----------

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)


                                                     1997           1996
                                                     ----           ----

Net increase in cash                                593,548      5,369,674

Cash at beginning of year                         6,042,593        204,172
                                                -----------    -----------
Cash at end of period                             6,636,141      5,573,846
                                                ===========    ===========
Supplemental disclosure of
   cash flow information:

   Interest payments                                 10,753        424,176
                                                ===========    ===========
   Income tax payments(net of refunds)            2,479,616      2,965,558
                                                ===========    ===========

Other non-cash activities in 1996 included approximately $382,300 of additional capital lease obligations in exchange for equipment.

Other non-cash activities during 1997 include recording the present value of non-compete agreements for approximately $248,000.


See accompanying notes to Consolidated Financial Statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997


1.   THE COMPANY

     Ballantyne of Omaha Inc. ("Ballantyne" or the "Company") and its subsidiaries Strong International Inc., Ballantyne Fabricators, Inc., Xenotech Rental Corp. and Flavor-Crisp of America Inc., develop, manufacture and distribute commercial motion picture projection equipment, follow spotlights, computer operated lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. 22.8% of the Company's common stock is owned by Canrad of Delaware Inc. ("Canrad"), which is an indirect wholly-owned subsidiary of ARC International Corporation.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1997           1996
                                                    ----           ----

     Raw Material                                $12,004,597      8,888,123
     Work-in-process                               2,658,552      2,184,945
     Finished goods                                1,607,651        828,055
                                                 -----------    -----------
                                                 $16,270,800     11,901,123
                                                 ===========    ===========

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

4.   RELATED PARTY TRANSACTIONS

     The Company is a party to a management agreement with Canrad, Inc. Pursuant to the terms of the agreement, Canrad, Inc. provides certain services to the Company. Such services include strategic planning, acquisition assistance, procurement of capital and debt arrangements, securing health and business insurance coverage's and other matters. Fees charged for these services amounted to $187,500 and $225,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

5.   ACQUISITIONS

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

     In addition, the Company entered into a five-year non-competition agreement with Richard Hart, Xenotech's founder and sole proprietor. The agreement is for a total of $250,000 payable by the Company in equal installments of $50,000. The agreement has been recorded at the present value of the non-competition payments in the financial statements.

     During September of 1997, The Company acquired certain assets of Skytracker of America, Inc. ("Skytracker") for a purchase price of approximately $400,000. In connection with the purchase, the Company recorded $150,000 of goodwill which will be amortized over 5 years. In addition, the Company entered into a 3 year non-competition agreement with the owner of Skytracker. The agreement is for a total of $60,000 payable in equal installments and is included in the financial statements at its present value.

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

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales for the nine months ended September 30, 1997 (the "1997 Period") increased $12.0 million or 32.8 % to $48.5 million from $36.5 million for the nine months ended September 30, 1996 (the "1996 Period"). The following table sets forth comparative consolidated net sales of theatre products and restaurant products for the respective periods.

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1997           1996
                                                     ----           ----

     Theatre Products                            $46,505,519     34,723,472
     Restaurant Products                           1,947,148      1,771,435
                                                 -----------    -----------
                                                 $48,452,667     36,494,907
                                                 ===========    ===========


     Net sales of theatre products increased $11.8 million or 33.9% for the 1997 Period as compared to the 1996 Period. Net sales of commercial motion picture projection equipment ("Motion picture projection equipment") increased $10.0 million or 30.2 % and net sales of follow spotlights and other lighting equipment ("lighting equipment") increased $1.8 million or 108.6%. The majority of the increase in net sales of motion picture projection equipment was attributable to sales to domestic customers with the remaining increase pertaining to sales to foreign customers. The increase in lighting equipment was mainly due to the acquisition of Xenotech. Net sales of replacement parts increased $971,654 or 21.9% to $5.4 million for the 1997 Period from $4.4 million in the 1996 Period. This increase is due to the Company having more projection equipment in service compared to the prior year.

     Net sales of restaurant products increased by $175,713 or 9.9% over the same period in 1996. The increase was mainly due to an increase in sales of pressure fryers.

     Gross profit as a percentage of net sales increased to 29.8% for the 1997 Period from 29.4% for the 1996 Period. The increases were attributable to improved efficiencies realized by purchasing and manufacturing due to an increase in production volume.

     Operating expenses increased $1.2 million or 25% for the 1997 Period to $6.2 million from $5.0 million for the 1996 Period. As a percentage of net sales, operating expenses decreased to 12.8% for the 1997 Period from 13.6% for the 1996 Period, as a result of a greater increase in net sales without a proportional increase in selling and general and administrative expenses.


     Net interest income was $174,471 for the nine months ended September 30, 1997 as compared to net interest expense of $424,176 for the same period in 1996. The decrease in interest expense reflects the repayment of the Company's Industrial Development Revenue Bonds (the "IDRBs") in March 1997 and the absence of borrowings under the Company's line of credit facility with Norwest Bank (the "Norwest Facility").

     The effective tax rate was 35.0% for the 1997 Period as compared to the statutory rate of 34%. The difference relates to the effects of state income taxes and the non-deductibility of certain intangible expenses, principally goodwill.

     QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

     Net sales for the quarter ended September 30, 1997 (the "1997 Period") increased $4.7 million or 37.5% to $17.4 million from $12.6 million for the quarter ended September 30, 1996 (the "1996 Period"). The following table sets forth comparative consolidated net sales of theatre products and restaurant products for the respective periods:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     1997           1996
                                                     ----           ----

     Theatre Products                            $16,736,898     12,024,569
     Restaurant Products                             641,960        612,478
                                                 -----------    -----------
                                                 $17,378,858     12,637,047
                                                 ===========    ===========

     Net sales of theatre products increased $4.7 million or 39.2% for the 1997 Period as compared to the 1996 Period. Net sales of commercial motion picture projection equipment ("motion picture projection equipment") increased $3.8 million or 33.0%, while net sales of follow spotlights and other lighting equipment ("lighting equipment") increased $938,680. The majority of the increase in net sales of motion picture projection equipment was attributable to sales of such equipment to domestic customers with the remaining increase pertaining to sales to foreign customers. The increase in lighting equipment was due to the acquisition of Xenotech. Net sales of replacement parts increased $351,897 or 21.9% to $2.0 million for the 1997 Period from $1.6 million in the 1996 Period.

     Net sales of restaurant products increased by $29,482 or 4.8%, mainly due to an increase in sales of pressure fryers.

     Gross profit as a percentage of net sales decreased to 29.6% for the 1997 Period from 31.2% for the 1996 Period. The decrease was due to a change in the product mix from the 1996 period.

     Operating expenses increased $307,931 for the 1997 Period as compared to the 1996 Period. As a percentage of net sales, operating expenses decreased to 12.1% for the 1997 Period from 14.2% for the 1996 Period. The decrease was attributable to increased sales without a proportional increase in selling and general and administrative expenses.

     Net interest income was $69,698 for the 1997 Period as compared to interest expense of $42,405 for the 1996 Period. The decrease in interest expense reflects the repayment of the Company's Industrial Development Revenue Bonds in March 1997 and the absence of borrowings under the Norwest Facility.

     The effective tax rate was 34.0% for the 1997 Period which approximates the statutory rate.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had $186,487 of long-term debt. The debt relates entirely to non-compete agreements set up to be paid in installments.

     During August 1997, the Company amended it's line of credit with Norwest Bank Nebraska N.A. (the "Norwest Facility"). The Norwest Facility was initially for $10 million but was reduced by $500,000 on the first anniversary date and then was to be reduced thereafter each year by either $500,000 or $1,000,000 through the fourth anniversary date. The amended agreement keeps the line of credit at $10 million until maturity. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate as announced from time to time (8.5% at September 30, 1997). Amounts repaid under the Norwest Facility will be available for reborrowing. All of the Company's assets secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, current debt service coverage and total debt to tangible net worth ratios and tangible net worth.

     Historically the Company has funded its working capital requirements through cash flow generated by its operations. Net cash provided by operating activities for the nine months ended September 30, 1997 and 1996 was $2,772,739 and $197,311, respectively. The increase in net cash provided by operating activities was due primarily to increases in net income, income taxes payable, accounts payable and accrued expenses offset by increases in trade receivables and inventories.

     The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. The Company initially expected that it would have capital expenditures of $1.7 million in 1997, but due to its growth now expect capital expenditures to be approximately $2.8 million.

     The Company does not engage in any currency hedging activities in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Westrex sales, which are denominated in Hong Kong dollars.

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

     In June of 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of the Statement will not have a significant effect on its financial statements.

     Also in June of 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires these enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

                           PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits

     2.6 Asset Purchase Agreement dated September 8, 1997 between the Company and Skytracker of America, Inc.

     4.3 Amendment to Loan Agreement dated August 29, 1997 between the Company and Norwest Bank Nebraska, N.A.

     10.3.6  Consulting Agreement between the Company and Marlowe A Pichel.

     10.3.7  Non-competition agreement between the Company and Marlowe A.
             Pichel.

     11 Computation of net earnings per share for the three and nine months ended September 30, 1997 (included in financial statements)

     27      Financial Data Schedule (for SEC information only)


     (b.)    Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended September 30, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be filed on its behalf by the undersigned, thereunto duly authorized.


     BALLANTYNE OF OMAHA, INC.


     Date:     November 10, 1997          By: /s/ John Wilmers
                                             --------------------------------
                                             John Wilmers, President and
                                             Chief Executive Officer


     Date:     November 10, 1997          By: /s/ Brad French
                                             ---------------------------------
                                              Brad French, Secretary, Treasurer,
                                              and Chief Financial Officer