Form 10-K
period 1997-12-31
BALLANTYNE OF OMAHA INC
filed 1998-03-31
CIK 946454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                               OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-13906

                           BALLANTYNE OF OMAHA, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      47-0587703
          (State of incorporation)                 (I.R.S. Employer Identification No.)

                        4350 MCKINLEY STREET, OMAHA, NEBRASKA 68112
                          (Address of principal executive offices)

Registrant's telephone number, including area code: (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value
Securities registered pursuant to Section 12(g) of the Act: None

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

   Yes /X/          No / /

    As of March 16, 1998, 9,040,896 shares of Common Stock of Ballantyne of Omaha, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on the NYSE) was approximately $117,863,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Ballantyne of Omaha, Inc. (the "Company") is a leading developer, manufacturer and distributor of commercial motion picture equipment and long-range follow spotlights in the U.S. and abroad. The Company's product lines are distributed on a worldwide basis through a network of over 200 domestic and international dealers to major movie exhibitors, ride simulation operators and sports arena and amusement park operators. The Company's broad range of both standard and custom-made equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc., Regal Cinemas, Inc., Act III Theatres, Inc., Cinemark USA, Inc. and Cineplex Odeon Corporation. As a major supplier of motion picture equipment to the theatre exhibitors, the Company has benefited directly from both the domestic and international growth in motion picture screens.

    The Company believes that its position as a fully-integrated equipment manufacturer enables it to be more responsive to its customers' specific design requirements, thereby giving it a competitive advantage over other manufacturers who rely more on outsourcing components. In addition, the Company believes its expertise in engineering, manufacturing, prompt order fulfillment, delivery, after-sale technical support and emergency service have allowed the Company to build and maintain strong customer relationships.

    The Company also manufactures customized motion picture projection equipment for use in special venues, such as motion simulation rides, large screen format presentations and other forms of motion picture-based entertainment requiring visual and multimedia special effects. These customers include Imax Corporation, The Walt Disney Company and Electrosonic Systems, Inc. The Company helped pioneer the special venue market more than 20 years ago by working with its customers to design and build customized projection systems featuring special effects.

    The Company's long-range follow spotlights are used for both permanent installations and touring applications. During 1997, the Company complemented its long-range follow spotlights product line with the acquisition of substantially all of the net assets of Xenotech, Inc. ("Xenotech") and Sky-Tracker of America, Inc. ("Sky-Tracker"). Xenotech is a leading manufacturer and supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. Sky-Tracker sells and rents computer and manually operated high intensity searchlights. Sky-Tracker and Xenotech were merged together into the Strong-Xenotech division of the Company and operate out of a facility in North Hollywood, California.

    The Company also manufactures commercial food service equipment, which is sold to convenience store and fast food restaurant operators and to equipment suppliers for resale on a private label basis.

    The Company's principal objective is to increase its leading U.S. market share and its established international presence. In order to achieve this objective, the Company is pursuing a number of strategies including (i) expanding its presence outside the U.S. by leveraging its relationships with domestic customers who are aggressively expanding internationally and building relationships with international theatre exhibitors, (ii) developing and maintaining strong customer relationships through fully understanding customer needs and furnishing value-added services and (iii) making strategic acquisitions of complementary or related niche market products.

    The Company's business was founded in 1932. Since that time, the Company has manufactured and supplied equipment and services to the commercial motion picture projection industry. In 1983, the Company acquired the assets of the Simplex Projector Division of the National Screen Services Corporation, thereby expanding its commercial motion picture projection equipment business. The Company further expanded its commercial motion picture projection equipment business with the 1993 acquisition of the business of the Cinema Products Division of ORC. That division manufactured the Century-Registered Trademark- projector and distributed ISCO-Optic lenses to the theatre and audio visual industries in North America. In December 1994, the Company increased its presence in the international marketplace with the acquisition of Westrex Company, Asia ("Westrex"), which provides the Company with a strategic Far Eastern location and greater access to the expanding economies of the Pacific Rim.

RECENT CORPORATE DEVELOPMENTS

    On December 5, 1997, the Company began trading on the New York Stock Exchange ("NYSE"). The Company believes the NYSE provides a global forum for increasing the Company's visibility and liquidity among investors.

    During January 1998, the Company acquired for cash, Sky-Tracker of Florida, Inc. ("Sky-Tracker of Florida"), a rental agent and distributor of high intensity promotional searchlights. Sky-Tracker of Florida will be merged into the Company's Xenotech division and will have operations in Florida and Georgia.

MOTION PICTURE EXHIBITION INDUSTRY OVERVIEW

    The motion picture theatre industry has experienced competition from in-home sources of entertainment in recent years, forcing theatre exhibitors to build higher quality theatres with more screens per location in order to lure consumers to theatres. As a result, U.S. theatre exhibitors have begun developing multiple screen theatres to provide a more consumer friendly destination and a wider range of film choices than traditional single screen theatres. More recently, domestic theatre exhibitors have accelerated the addition of new screens and in many cases, have begun developing "multiplex" or "megaplex" theatres which have an even larger number of screens per location (sometimes as many as 30 screens). Coupled with wide body seats and stadium seating, these new generation theatres offer patrons a new and invigorating moviegoing experience. The Company believes the outlook for such multiplexing and megaplexing remains promising as many domestic markets still lack modern, high quality theatre complexes and commercial real estate developers increasingly view such facilities as attractive anchor tenants that enhance consumer traffic.

    Domestically, the theatre exhibitors' strategy is to focus on growth and increased market share by building new, multiplex theatres in their key markets, while expanding and refurbishing their existing high traffic locations. According to GLOBAL FILM EXHIBITION AND DISTRIBUTION (-C- 1996), published by Baskerville, a media and communications market research firm, there were more than 28,500 screens in the U.S. at the end of 1996 and this number is expected to increase by approximately 1,900 net new screens through the year 2000. Internationally, as box office revenues from abroad continue to grow at a rapid rate, domestic theatre exhibitors are building multiplex theatres in strategic international markets. According to Dodona Research, a U.K.-based media market research firm, there were more than 20,000 screens in Europe at the end of 1996 and the number of net screens is expected to increase by approximately 2,000 through the year 2000.

    According to Baskerville, annual box office revenues outside of North America now exceed box office revenues generated in the domestic marketplace. Internationally, there are many markets which have either an undersupply of screens or existing screens which are not consistent with today's high standards of multiplex design and amenities. There are also emerging markets with improving demographics and economic growth that present opportunities for the development of theatrical exhibition. Theatre exhibitors are trying to leverage their expertise as premier film exhibition companies and capitalize on the vast opportunities for growth that exist in the global marketplace.

    The trend toward multiplexing or megaplexing is also accelerating internationally. The international marketplace is one which has historically been underserved. According to Baskerville, in 1996 the number of motion picture screens per million people was 107.9 for the U.S. as compared to 8.5 for Asia Pacific, 12.5 for Latin America and 43.5 for Europe. U.S.-based theatre exhibitors are rapidly entering the international markets with plans to build modern multiplexes and megaplexes in response to increased movie theatre attendance. According to Screen Digest Limited, a U.K.-based media and consulting firm, the number of multiplex theatres in Europe in 1997 will increase to approximately 3,900, as compared to approximately 2,200 multiplexes in 1993, representing a four-year compounded annual growth rate of 15.4%.

    Special venue-based entertainment is an emerging market for exhibitors. These special venues require sophisticated display equipment which provide state-of-the-art visual and multimedia experiences. Special venues include virtual reality motion simulation rides for sites such as location-based entertainment centers, shopping malls, casinos, theme parks and expositions and large screen formats for sites such as multiplexes and megaplexes, museums, zoos, national parks and theme parks.

BUSINESS STRATEGY

    The Company's principal objective is to increase its leading U.S. market share and its established international presence. The Company's strategy combines the following key elements:

    EXPAND INTERNATIONAL PRESENCE. As rapid construction of new multiple screen motion picture theatres has extended to the international market, sales of the Company's products to international end users are becoming increasingly important to the Company. Net sales to foreign customers, primarily of theatre products, increased from $11.3 million in 1995 to $18.5 million in 1997 including sales by Westrex (excluding sales to domestic export dealers of both theatre and restaurant products and domestic theatre chains of products which are ultimately exported). The Company believes that its smaller international market share represents an attractive growth opportunity, as the Company intends to seek a greater market share for its products internationally by working with its domestic dealers and U.S.-based motion picture exhibitor customers as they expand abroad. In addition, the Company is seeking to continue to strengthen and develop its international presence through its international dealer network and the Company's sales force will continue to travel extensively worldwide to market the Company's products. The Company believes that as a result of these efforts, it is well-positioned to expand its brand name recognition and international market share.

    EMPHASIZE CUSTOMER SERVICE. The Company seeks to develop and maintain strong customer relationships by offering a wide variety of standardized commercial theatre and restaurant equipment, working closely with its customers to fully understand their needs and furnishing value-added services such as (i) expertise in engineering and manufacturing high-quality, reliable and innovative products (often designed to customer specifications), (ii) prompt order fulfillment and delivery and (iii) after-sale technical support and emergency service. The Company further supports its products through its replacement parts business, which represents an additional source of recurring income that is less dependent on new screen construction. The Company believes that one of its competitive advantages is its superior customer service which has resulted in strong, long-lasting customer relationships.

    LEVERAGE MANUFACTURING AND DESIGN EXPERTISE. The Company's position as a fully integrated manufacturer enables it to develop, design and customize its products to meet customer specifications and to respond quickly to customers' requests for replacement parts and repair. The Company believes that its integrated manufacturing capabilities allow it to rapidly increase its manufacturing capacity, thereby providing it with a competitive advantage in meeting its customers' accelerating delivery schedules. In addition, its manufacturing capabilities, combined with its emphasis on customer service, have contributed to retaining strong customer relationships and developing new business opportunities and products in both the traditional theatre equipment market and the special venue market.

    EXPLORE STRATEGIC ACQUISITIONS. The Company has historically been successful in identifying and acquiring complementary businesses, which have been profitable for its core operations. The Company plans to continue to explore opportunities to acquire companies which complement its sales and marketing and manufacturing expertise, as well as companies which provide opportunities for geographical expansion of its dealer network and product line expansion.

    EXPAND SPECIAL VENUE BUSINESS. The Company believes that there is increasing consumer demand for motion simulation rides, large screen format presentations and other forms of motion picture-based entertainment which use visual and multimedia special effects. The Company is seeking to become a leading provider of state-of-the-art special venue products by capitalizing on its ability to customize such products as a result of its in-house design capabilities and its integrated manufacturing operations. Although sales of special venue products currently represent only a small percentage of the Company's net sales, the Company believes that increasing public demand for such products and the increased publicity generally associated with special venue products create an attractive opportunity for future growth.

    EXPAND SPECIALTY LIGHTING DIVISION. The Company intends to consolidate the fragmented specialty entertainment lighting industry through complementary acquisitions. In addition, the Company expects to leverage its existing customer and distribution network to grow this division internally.

PRODUCTS

    MOTION PICTURE PROJECTION EQUIPMENT

    The Company is a leading developer, manufacturer and distributor of commercial motion picture projection equipment in the U.S. and abroad. The Company's commercial motion picture projection equipment consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industrywide recognized trademarks of Strong-TM-, Simplex-TM-, Century-Registered Trademark-,
Optimax-Registered Trademark-, and Ballantyne-TM-. The Company's commercial motion picture projection equipment may be sold individually or as an integrated system with other components manufactured by the Company. The Company's commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth.

    The Company's lamphouse consoles are unique to the industry in that they incorporate a solid state power supply which allows for a broader range of wattage's, thereby reducing operating costs, as compared to inefficient copper and iron power transformers. The Company's lamphouse consoles incorporate all elements required for quality film presentations while requiring minimum booth floor space.

    The Company's film handling equipment consists of either a three-deck or five-deck platter and a make-up table which allows the reels of a full length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture.

    Pursuant to a distribution agreement with ISCO-Optic GmbH of Germany, the Company has the exclusive right to distribute ISCO-Optic lenses in North America. Under the distribution agreement, the Company's exclusive right continues through 2001, subject to the attainment of minimum sales quotas (which the Company has historically exceeded), and thereafter is automatically renewed for successive two-year periods until terminated by either party upon 12 months' prior notice. ISCO-Optic lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen. In addition to incorporating the ISCO-Optic lenses into its own equipment, the Company distributes ISCO-Optic lenses to customers with operations in the theatre and audio visual industries. ISCO-Optic lenses have a leading market share in the U.S. commercial motion picture projector lens market and have won two Academy Awards for technical achievement. The Company does not have any similar right outside of North America.

    The Company does not manufacture sound processors, but rather integrates sound processors manufactured by others, such as Dolby and Ultrastereo, into its projection consoles. In addition, the Company distributes the DSS Cinema Sound Processor (the "DSS System"), which is designed to be a low-cost full-featured backup system for digital sound processors. The DSS System operates with all digital sound processors, thereby providing an analog default backup. The Company believes that the DSS System provides more features at a lower cost than competitive models.

    REPLACEMENT PARTS

    The Company has a significant installed base of motion picture projectors. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company. The Company believes that growth in the installed base of commercial motion picture projectors should result in increased net sales of replacement parts for the Company's commercial motion picture projection equipment. Replacement part sales represent a recurring revenue source for the Company which is less dependent on new screen construction. Net sales of the Company's replacement parts were $4.9 million, $6.1 million and $7.3 million for 1995, 1996 and 1997, respectively.

    SPECIAL VENUE PRODUCTS

    The Company is becoming increasingly involved in the development of commercial projection equipment for incorporation into special venue products such as virtual reality motion simulation rides and large screen format presentations. The Company has sold customized commercial motion picture equipment directly to special venue customers such as Imax Corporation, The Walt Disney Company and Electrosonic Systems, Inc. for use at special venue sites such as the Magic Kingdom, EPCOT Center, IMAX Ridefilms Simulators, Universal Studios and Busch Gardens. The Company works closely with its customers to develop, design and engineer customized projection equipment to accommodate various formats required for the special venue industry. The Company manufacturers 4, 5, 8 and 10 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special effects. The Company's ability as a fully integrated manufacturer enables it to work closely with its customers from initial concept and design through manufacturing to the customers' specifications. The Company believes that its reputation for quality and responsiveness provides a competitive advantage in these growing markets.

    SPOTLIGHT AND OTHER ILLUMINATION PRODUCTS

    The Company is a leading developer, manufacturer and distributor of long-range follow spotlights in the U.S. and abroad. These spotlights are high-intensity general use illumination products designed for both permanent installations and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 3,000 watts. The Company's 400 watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The Company's 3,000 watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot. The Company's long-range follow spotlights are marketed under the Strong-TM- trademark under recognized brand names such as Super Trouper-Registered Trademark-, Gladiator-TM- and Roadie-TM-.

    The Company sells its long-range follow spotlights through dealers to equipment rental companies, arenas, stadiums, theme parks, theatres and auditoriums. The Company's spotlight products are used in, among other venues, the Toronto SkyDome, the United Center in Chicago, the RCA Dome in Indianapolis, the Continental Airlines Arena in the New Jersey Meadowlands and Sheffield Arena in the United Kingdom, as well as at special venue sites such as the 1996 Summer Olympics and in world tours by, among others, the Rolling Stones, R.E.M. and Pink Floyd. During 1997, the Company complemented its long-range follow spotlights product line with the acquisition of substantially all of the net assets of Xenotech and Sky-Tracker.

    Xenotech is a leading manufacturer and supplier (through both rental and outright sale) of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. Since its founding in 1986, Xenotech's specialty illumination products have been used in numerous feature films including BATMAN, TERMINATOR I, TERMINATOR II and INDEPENDENCE DAY. Xenotech's products have also been used at live performances such as the Super Bowl half-time shows and are currently illuminating such venues as the Luxor Hotel Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. Xenotech markets its products directly to customers in North America, Europe, South America and the Pacific Rim.

    Sky-Tracker is a leading producer of computer and manually operated high intensity searchlights. Sky-Tracker's products have been used at Walt Disney World, Universal Studios, various Olympic Games and also have been used by touring musical acts such as The Rolling Stones and Van Halen.

    The Company believes that it can expand Xenotech's and Sky-Tracker's revenues without incurring significant additional expense by utilizing the Company's existing domestic and international dealer network to sell these products. In addition, certain previously outsourced components for their products are expected to be manufactured by the Company at its facility in Omaha, Nebraska. The Company's Xenotech products are marketed under the Xenotech-TM- and Britelights-Registered Trademark- trademarks, while Sky-Tracker products are marketed under the Sky-Tracker-TM- trademark.

    RESTAURANT PRODUCTS

    The Company's restaurant product line consists of commercial food service equipment, principally pressure fryers, barbecue/slow roast ovens and rotisserie ovens. The Company's pressure fryers account for the majority of its commercial food service equipment net sales. The Company's restaurant product line is marketed under the Flavor-Crisp-Registered Trademark- and Flavor-Pit-Registered Trademark- trademarks. The Company's commercial food service equipment is supplemented by seasonings, marinades and barbecue sauces manufactured to the Company's specifications by various food product contractors, and by mesquite and hickory woods, paper serving products and point of purchase displays.

    The Company sells its restaurant product line through dealers, who sell primarily to independent convenience store/fast food restaurant operators. The Company also sells its pressure fryers to equipment suppliers directly, on a private label basis, for resale to major chains such as Pathmark and Wal-Mart for use in their delicatessens and sit-down eateries.

SALES, MARKETING AND CUSTOMER SERVICE

    The Company markets and sells its product primarily through a network of over 200 domestic and international dealers to major movie exhibitors, ride simulation operators, and sports arenas and amusement park operators. The Company also sells directly to end users. The Company employs seven sales and marketing professionals, seven customer service personnel and six technical support personnel, based in the U.S., and two sales and marketing professionals and six customer service/technical support personnel based at Westrex in Hong Kong. The Company also services its customers in large part through its dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact, including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. The Company anticipates that it will add one to two sales and marketing professionals as it executes its international sales plan. In addition, the Company also markets its products in trade publications such as Film Journal and Box Office and by participating in annual major industry trade shows such as ShowWest in Las Vegas, ShowEast in Atlantic City, CineAsia in Singapore and Cinema Expo in Europe.

    The Company's sales and marketing professionals have extensive experience with the Company's product lines. Each of the Company's U.S.-based commercial motion picture projection equipment sales and marketing professionals has at least 15 years of industry experience and has long-term relationships with many current and potential customers. By virtue of these relationships, the Company can anticipate marketplace demand, and alter its production schedule accordingly. The Company believes that its continuing sales and marketing focus on anticipating and addressing customer needs and providing consistent, high-level service has enabled it to become the industry market leader.

    For the years ended December 31, 1995, 1996 and 1997, sales to National Cinema Supply represented approximately 10%, 16% and 20% of consolidated net revenues, respectively.

BACKLOG

    At December 31, 1996 and 1997, the Company had backlogs of $10.0 million and $12.7 million, respectively. Such backlogs consisted of orders received with a definite shipping date. The Company believes that its backlog is not seasonal in nature. Backlog figures are not necessarily indicative of sales or income for any full twelve-month period.

MANUFACTURING

    All of the Company's manufacturing operations, except for those relating to Xenotech and Sky-Tracker products, are conducted at its Omaha, Nebraska manufacturing facility. The Company recently converted 10,000 square feet of its Omaha, Nebraska manufacturing facility into usable manufacturing space and added an additional 20,000 square feet of manufacturing space to such facility. The Company's manufacturing operations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly and packaging and shipping. The Company believes that Omaha's central location has served to reduce the Company's transportation costs and delivery times of products to the East and West Coasts of the U.S. The Company's manufacturing strategy is to (i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and (iv) use outside contractors as necessary to meet increased customer demand.

    The Company currently manufactures the majority of the components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products and its ability to customize products to customer specifications. The principal raw materials and components used in the Company's manufacturing processes include aluminum, solid state electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its film platters, intermittent movement components and lenses for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependant upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

QUALITY CONTROL

    The Company believes that its design standards, quality control procedures, and the quality standards for the materials and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. The Company has implemented a quality control program for its theatre and lighting and restaurant product lines which is designed to ensure compliance with the Company's manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company's products during various stages of production and assembly.

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

RESEARCH AND DEVELOPMENT

    The Company's ability to compete successfully depends, in part, upon its continued close work with its existing and new customers. The Company focuses its research and development efforts on the development of new products based on its customers' requirements, including the development of products used for special venues. The Company believes that the introduction of more special venue products will provide opportunity for further growth, both domestically and internationally.

COMPETITION

    Although the Company has a leading position in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company's motion picture projection equipment include Christie Electric Corporation, Cinemeccanica SpA and Kinoton GmbH. In addition to existing motion picture equipment manufacturers, the Company may also encounter competition from new competitors, as well as from new types of equipment. No assurance can be given that the equipment manufactured by the Company will not become obsolete as technology advances. Certain of the Company's competitors for its motion picture projection equipment have significantly greater resources than the Company. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities.

    The markets for the Company's long-range follow spotlight, other illumination and restaurant products are also highly competitive. The Company competes in the illumination industry primarily on the basis of quality, price and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and equipment design. Certain of the Company's competitors for its long-range follow spotlights, other illumination and restaurant products have significantly greater resources than the Company.

PATENTS AND TRADEMARKS

    The Company owns or otherwise has rights to trademarks used in conjunction with the sale of its products. The following trademarks are considered significant in terms of the current and contemplated operations of the Company:
"Strong-TM-," "Simplex-TM-," "Century-Registered Trademark-," "Optimax-Registered Trademark-," "Ballantyne-TM-," "Super
Trouper-Registered Trademark-," "Gladiator-TM-," "Roadie-TM-," "Britelights-Registered Trademark-," "Xenotech-TM-," "Sky-Tracker-TM-," "Flavor Crisp-Registered Trademark-," and "Flavor Pit-Registered Trademark-." These trademarks are protected by registration or common law in the U.S. The "Century-Registered Trademark-"trademark is also protected by registration and common law in the People's Republic of China, the United Kingdom and Australia. The Company's registered trademarks expire between the years 1998 and 2008. ISCO-Optic is a trademark of Isco-Optic GmbH. Sky-Tracker also owns a patent on certain of its products which expire in 1998. The Company is currently in the process of applying for an extension.

    The Company believes that its success will not be dependent upon patent and trademark protection, but rather upon its scientific and engineering "know-how" and research and production techniques. To the knowledge of the Company, there are no claims or suits threatened, pending or contemplated against it for infringement of any patents or trademarks.

EMPLOYEES

    As of March 16, 1998, the Company had a total of 298 employees of which 3 were executive officers, 24 were managerial or supervisory personnel, 149 were manufacturing or production personnel, 21 were product engineering, design and development personnel, and 101 were administrative, sales, service or warehousing and shipping employees. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

ENVIRONMENTAL MATTERS

    The Company's operations involve the handling and use of substances that are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. The Company believes that it is in material compliance with environmental laws, but there can be no assurance that future additional environmental compliance or remediation obligations will not arise or that such operations could not have a material adverse effect on the Company. The Company does not anticipate any material capital expenditures for environmental matters during 1998.

ITEM 2. PROPERTIES

    The Company's headquarters and main manufacturing facility are located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 160,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products, other than those included within the Xenotech and Sky-Tracker product line. The Company recently converted 10,000 square feet of such facility into usable manufacturing space and added an additional 20,000 square feet of manufacturing space to such facility. During 1997, the Company repaid the Industrial Revenue Bonds that originally financed the facility. The Company's manufacturing facility for Xenotech and Sky-Tracker products is located at 7348 Bellaire Avenue, North Hollywood, California, where it leases a building consisting of approximately 24,500 square feet on approximately one acre. The Company also leases a marketing, distribution and service facility in Hong Kong and sales and rental offices in Orlando, Florida, Atlanta, Georgia and Seattle, Washington.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in litigation arising out of its operations in the normal course of business. As of the date of this document, there were no material pending legal proceedings to which the Company was a party or to which any of its properties were subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 1997, no issues were submitted to a vote of stockholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

    The Common Stock is listed and traded on the NYSE under the symbol "BTN". Prior to December 5, 1997, the Company was listed on the American Stock Exchange (the "AMEX"). The following table sets forth the high and low per share sale price for the Common Stock as reported by the NYSE and the AMEX for the periods indicated (rounded to the nearest 1/8)

                                            HIGH        LOW
                                          ---------   -------
1995
  Third Quarter (from September 6)......  $ 4 5/8     $ 4 1/8
  Fourth Quarter........................    4 7/8       4
1996
  First Quarter.........................    6 1/8       4 5/8
  Second Quarter........................   11 3/4       5 3/4
  Third Quarter.........................   10 7/8       7 3/8
  Fourth Quarter........................   13 1/4       9 1/4
1997
  First Quarter.........................   16 3/8      12 1/4
  Second Quarter........................   18 3/8      14
  Third Quarter.........................   22 1/2      17
  Fourth Quarter........................   19 11/16    15

    On March 16, 1998 the last reported per share sale price for the Common Stock was $16 7/8. At March 16, 1998, there were 126 holders of record of the Common Stock and the Company had 9,040,896 shares of Common Stock, outstanding.

DIVIDEND POLICY

    The Company intends to retain its earnings to assist in financing its business and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Norwest Facility contains certain prohibitions on the payment of cash dividends. The declaration and payment of dividends by the Company are also subject to the discretion of the Board. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions and the Company's financial condition and capital requirements, as well as any other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical consolidated financial data of the Company as of December 31, 1993, 1994, 1995, 1996 and 1997, and for the years then ended, have been derived from the consolidated financial statements of the Company. The information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this document.

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------

                                                                     (IN THOUSAND, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenues...............................................  $  22,631  $  28,758  $  38,441  $  51,754  $  70,205
Cost of revenues...........................................     15,864     20,127     27,451     36,397     49,480
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................      6,767      8,631     10,990     15,357     20,725
Operating expenses.........................................      3,823      4,442      5,681      7,047      9,171
                                                             ---------  ---------  ---------  ---------  ---------
  Income from operations...................................      2,944      4,189      5,309      8,310     11,554
Net interest (income) expense..............................        406        239        277        364       (254)
                                                             ---------  ---------  ---------  ---------  ---------
  Income before income taxes...............................      2,538      3,950      5,032      7,946     11,808
Income taxes...............................................      1,038      1,595      1,992      2,909      4,099
                                                             ---------  ---------  ---------  ---------  ---------
  Net income...............................................  $   1,500  $   2,355  $   3,040  $   5,037  $   7,709
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net income per share (1)
  Basic....................................................             $    0.30  $    0.42  $    0.68  $    0.88
  Diluted..................................................             $    0.30  $    0.42  $    0.63  $    0.82
Weighted average shares
  Basic....................................................                 6,600      6,600      7,368      8,796
  Diluted..................................................                 6,600      6,629      7,934      9,416

BALANCE SHEET DATA:
Working capital............................................  $   4,773  $   7,079  $   8,625  $  19,742  $  27,403
Total assets...............................................     15,919     16,674     19,828     32,462     46,753
Total debt (2).............................................      2,317      1,607      8,059        458        242
Total stockholders' equity (2).............................      7,660     10,015      5,055     24,029     35,623

------------------------

(1) See Note 2b, 2l and 11 to Notes to Consolidated Financial Statements.

(2) Total debt and total stockholders' equity at December 31, 1995 reflect the Company's incurrence of $8.0 million of indebtedness under the Norwest Facility and the payment by the Company of a $8.0 million dividend to Canrad Delaware with the proceeds of such indebtedness in connection with the Company's initial public offering in September 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. The following discussion and analysis contain certain forward-looking statements.

    The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in the Company's consolidated statements of income:

RESULTS OF OPERATIONS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1993       1994       1995       1996       1997
                                                                         ---------  ---------  ---------  ---------  ---------
Net revenues...........................................................      100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues.......................................................       70.1       70.0       71.4       70.3       70.5
Gross profit...........................................................       29.9       30.0       28.6       29.7       29.5
Operating expenses.....................................................       16.9       15.4       14.8       13.6       13.1
Income from operations.................................................       13.0       14.6       13.8       16.1       16.4
Net income.............................................................        6.6        8.2        7.9        9.7       11.0

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    Net revenues for 1996 increased $13.3 million or 34.6% to $51.8 million from $38.4 million for 1995. The following table shows comparative net revenues of theatre products and restaurant products for the respective periods:

                                                                   YEARS ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1995           1996
                                                                 -------------  -------------
Theatre and lighting products..................................  $  35,440,400  $  49,387,700
Restaurant products............................................      3,001,000      2,366,200
                                                                 -------------  -------------
Total net revenues.............................................  $  38,441,400  $  51,753,900
                                                                 -------------  -------------
                                                                 -------------  -------------

    Net sales of theatre products increased $13.9 million or 39.4% for 1996 as compared to 1995. Net sales of commercial motion picture projection equipment increased $13.8 million or 41.1% and net sales of follow spotlights increased $183,900 or 9.3%. The majority of the increase in net sales of commercial motion picture projection equipment was attributable to increased sales of such equipment to domestic customers. Net sales of replacement parts increased $1.2 million or 24.5% to $6.1 million for 1996 from $4.9 million in 1995.

    Net sales of restaurant products decreased $634,800. This decrease was due in part to the loss of two customer accounts.

    Gross profit as a percentage of net revenues increased to 29.7% in 1996 from 28.6% in 1995. The increase was attributable to improved efficiencies realized by purchasing and manufacturing due to an increase in production volume.

    Operating expenses increased $1.4 million or 24.1% for 1996 as compared to 1995. However, as a percentage of net revenues, operating expenses decreased to 13.6% in 1996 from 14.8% in 1995, as a result of a greater increase in net revenues without a proportional increase in selling costs. In terms of the dollar increase in such expenses, 1996 included amounts paid under the Company's profit sharing plan which reflects increased operating income and additional expenses incurred for a full year operating as a public company. Also included in these amounts was a management fee paid by the Company to Canrad, Inc., an indirect, wholly-owned subsidiary of ARC International, Inc. of $300,000 for 1996 and 1995.

    Interest expense amounted to $363,500 for 1996 as compared to $277,300 for 1995. Included in interest expense was interest incurred from the Norwest Facility.

    The effective tax rate was 36.6% for 1996 as compared to the statutory rate of 34.0%. The difference relates to the effects of state income taxes and the non-deductibility of certain intangible expenses, principally goodwill.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    Net revenues for 1997 increased 35.7% to $70.2 million from $51.8 million for 1996. The following table sets forth comparative consolidated net revenues of theatre and lighting and restaurant products for the respective years:

                                                                   YEARS ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Theatre and lighting products..................................  $  49,387,700  $  67,666,800
Restaurant products............................................      2,366,200      2,538,300
                                                                 -------------  -------------
Total net revenues.............................................  $  51,753,900  $  70,205,100
                                                                 -------------  -------------
                                                                 -------------  -------------

    The increase for 1997 reflects higher revenues from the sale of theatre products and the sale and rental of lighting products. The increase in theatre products reflects increased sales of commercial motion picture projector equipment which rose $11.8 million or 31.8%. This increase was mainly attributable to increased sales of such equipment to domestic customers, however, sales to foreign customers, for all products, rose $4.4 million or 31.3% to $18.5 million in 1997 from $14.1 million in 1996. Also contributing to the increase in theatre sales were higher sales of ISCO-Optic lenses and replacement parts. Sales of ISCO-Optic lenses increased $1.9 million or 44.6% to $6.4 million from $4.5 million in 1996, while sales of replacement parts increased $1.2 million or 19.6% to $7.3 million from $6.1 million in 1996. These increases reflect the continued demand for theatre products and a higher installed base of motion picture projectors. Net revenues from lighting products increased $3.2 million or 148.5% from $2.2 million in 1996 to $5.4 million in 1997. The increase primarily reflects the acquisition of Xenotech in the second quarter of 1997 and the acquisition of Sky-Tracker in the third quarter of 1997. The remaining increase in lighting products was attributable to an increase in sales of follow spotlights which increased approximately $231,000 over 1996.

    Net sales of restaurant products increased by $258,394 or 13.9%, mainly due to an increase in the sales of pressure fryers and accessories.

    Gross profit as a percentage of net revenues remained relatively constant from year to year. The increase attributable to improved efficiencies was offset by greater console sales, which carry a lower margin.

    Operating expenses increased $2.1 million or 30.1% for 1997 as compared to 1996. However, as a percentage of net revenues, such expenses decreased to 13.1% in 1997 from 13.6% in 1996 as a result of an increase in net revenues from theatre products without a proportional increase in selling and general and administrative expenses.

    Interest expense decreased to $31,902 from $473,627 in 1996 reflecting the repayment of the Company's Industrial Revenue Bonds in March 1997 and the absence of borrowings under the Company's line of credit. Interest income rose $175,813 to $285,932 for 1997 compared to $110,119 in 1996. The increase was attributed to more excess cash during 1997 compared to 1996 which was a direct result of more cash flow from operations and from proceeds from the equity offering in August of 1996.

    The Company's effective tax rate for 1997 was 34.7% compared to 36.6 % for 1996. The decline from 1996 reflects a lower state income tax related to the state of Nebraska's "Throwback" law in which only a portion of the Company's sales are subject to Nebraska taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 34.0% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had $241,761 of long-term debt. The debt relates entirely to non-compete agreements set up to be paid in installments.

    During August 1997, the Company amended its line of credit with Norwest Bank N.A. (the "Norwest Facility"). The Norwest Facility was initially for $10 million but was reduced by $500,000 on the first anniversary date and then was to be reduced thereafter each year by either $500,000 or $1,000,000 through the fourth anniversary date. The amended agreement keeps the line of credit at $10 million until maturity. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate as announced from time to time (8.5% at December 31, 1997). Amounts repaid under the Norwest Facility will be available for reborrowing. All of the Company's assets secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, current debt service coverage and total debt to tangible net worth ratios and tangible net worth.

    Historically, the Company has funded its working capital requirements through cash flow generated by its operations. Net cash provided by operating activities for the years ended December 31, 1995, 1996 and 1997 was $1.9 million, $0.9 million and $5.3 million, respectively. The increase in net cash provided by operating activities was due primarily to increases in net income and accounts payable offset by increases in accounts receivables and inventories.

    The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. The Company expects that it will have capital expenditures of $1.2 million in 1998.

    Net cash used in investing activities was $4.7 million for 1997 compared to $1.0 million in 1996. Investing activities for 1997 reflect the acquisition of Xenotech and Sky-Tracker in the second and third quarters of 1997, respectively. The remaining increase was due primarily to the expansion of the Company's main plant facility during the spring of 1997 which was designed to increase plant capacity.

    Net cash provided by financing activities was $1.1 million for 1997 compared to $5.9 million in 1996. The decrease was due primarily to the August 1, 1996 equity offering in which the Company received $13.7 million. The decrease was offset to a degree since the Company paid off the majority of its long-term debt in 1996, as shown by repayments of long-term debt of $7.9 million in 1996 compared to approximately $836,000 in 1997. In addition, the Company received $1.8 million from the exercise of certain stock options during 1997.

    The Company does not engage in any currency hedging activities in connection with its foreign operations and sales. To date, all of the Company's international sales rentals have been denominated in U.S. dollars, exclusive of Westrex sales, which are denominated in Hong Kong dollars.

SEASONALITY

    Generally, the Company's business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the summer and Christmas movie seasons.

INFLATION

    The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

YEAR 2000

    During 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is being funded through operating cash flows. The Company is expensing all costs associated with these system changes as the costs are incurred. As of December 31, 1997, an immaterial amount has been expensed and the total estimated costs of the Year 2000 problem is expected to be immaterial.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June of 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal periods beginning after December 15, 1997. The Company believes that the adoption of the Statement will not have a significant effect on its financial statements.

    Also in June of 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires these enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not expect its disclosure requirements to materially change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors
Ballantyne of Omaha, Inc.

    We have audited the accompanying consolidated financial statements of Ballantyne of Omaha, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG PEAT MARWICK LLP

                                          KPMG PEAT MARWICK LLP

Omaha, Nebraska
January 23, 1998

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements                                                          PAGE
                                                                                           -----

Consolidated Balance Sheets--
  December 31, 1996 and 1997..........................................................          19

Consolidated Statements of Income--Years ended
  December 31, 1995, 1996 and 1997....................................................          20

Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 1995, 1996 and 1997....................................................          21

Consolidated Statements of Cash Flows--Years ended
  December 31, 1995, 1996 and 1997....................................................          22

Notes to Consolidated Financial Statements
  Years ended December 31, 1995, 1996 and 1997........................................          23

Financial Statement Schedule Supporting
  Consolidated Financial Statements
  Schedule--Valuation and Qualifying Accounts.........................................          35

All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                                                                         1996           1997
                                                                                     -------------  -------------
ASSETS
Current assets:
Cash and cash equivalents..........................................................  $   6,042,593  $   7,701,507
  Accounts receivable (less allowance for doubtful accounts of $143,000 in 1996 and
    $215,823 in 1997...............................................................      9,090,616     11,728,231
  Inventories......................................................................     11,901,123     17,445,632
  Recoverable income taxes.........................................................       --              490,766
  Deferred income taxes............................................................        501,025        626,133
  Other current assets.............................................................        103,702        118,028
                                                                                     -------------  -------------
    Total current assets...........................................................     27,639,059     38,110,297

Plant and equipment, net...........................................................      3,863,809      7,399,990
Other assets, net..................................................................        959,352      1,242,211
                                                                                     -------------  -------------
    Total assets...................................................................  $  32,462,220  $  46,752,498
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt...........................................  $     308,107  $      70,000
  Accounts payable.................................................................      5,759,722      8,351,392
  Accrued expenses.................................................................      1,749,023      2,286,001
  Income taxes payable.............................................................         79,754       --
                                                                                     -------------  -------------
    Total current liabilities......................................................      7,896,606     10,707,393

Deferred income taxes..............................................................        386,472        250,315
Long-term debt, excluding current installments.....................................        150,195        171,761

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 1,000,000 shares, none
    outstanding....................................................................       --             --
  Common stock, par value $.01 per share; authorized 25,000,000 shares; issued and
    outstanding 8,569,769 shares in 1996 and 9,032,396 shares in 1997..............         85,698         90,324
  Additional paid-in capital.......................................................     18,906,556     22,786,673
  Retained earnings................................................................      5,036,693     12,746,032
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     24,028,947     35,623,029
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  32,462,220  $  46,752,498
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
Net revenues........................................................  $  38,441,396  $  51,753,864  $  70,205,111
Cost of revenues....................................................     27,450,688     36,396,527     49,480,113
                                                                      -------------  -------------  -------------
    Gross profit....................................................     10,990,708     15,357,337     20,724,998

Operating expenses:
  Selling...........................................................      2,401,337      2,711,744      3,350,758
  General and administrative........................................      3,279,738      4,335,709      5,819,876
                                                                      -------------  -------------  -------------
    Total operating expenses........................................      5,681,075      7,047,453      9,170,634
                                                                      -------------  -------------  -------------
    Income from operations..........................................      5,309,633      8,309,884     11,554,364

Interest income.....................................................       --              110,119        285,932
Interest expense....................................................       (277,323)      (473,627)       (31,902)
                                                                      -------------  -------------  -------------
    Net interest income (expense)...................................       (277,323)      (363,508)       254,030
                                                                      -------------  -------------  -------------
    Income before income taxes......................................      5,032,310      7,946,376     11,808,394
Income taxes........................................................      1,991,985      2,909,683      4,099,055
                                                                      -------------  -------------  -------------
    Net income......................................................  $   3,040,325  $   5,036,693  $   7,709,339
                                                                      -------------  -------------  -------------

Net income per share:
  Basic.............................................................  $        0.42  $        0.68  $        0.88
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted...........................................................  $        0.42  $        0.63  $        0.82
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Weighted average shares outstanding:
  Basic.............................................................      6,600,000      7,368,312      8,796,384
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted...........................................................      6,629,008      7,933,538      9,416,142
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                 PREFERRED    COMMON     ADDITIONAL      RETAINED
                                                   STOCK       STOCK    PAID-IN-CAPITAL   EARNINGS        TOTAL
                                                -----------  ---------  -------------  -------------  -------------
Balance at December 31, 1994..................      --       $  60,000   $ 3,602,714   $   6,352,176  $  10,014,890
Net income....................................      --          --           --            3,040,325      3,040,325
Cash dividend paid............................      --          --           --          ( 8,000,000)   ( 8,000,000)
Issuance of 10% stock distribution declared
  January 23, 1996, payable March 8, 1996.....      --           6,000     1,386,501     ( 1,392,501)      --
                                                     -----   ---------  -------------  -------------  -------------
Balance at December 31, 1995..................      --          66,000     4,989,215        --            5,055,215
Net income....................................      --          --           --            5,036,693      5,036,693
Issuance of 1,897,500 shares of common stock
  August 1, 1996, net of offering expenses....      --          18,975    13,631,812        --           13,650,787
Issuance of 57,750 shares of common stock upon
  exercise of stock options...................      --             578       226,922        --              227,500
Issuance of 14,543 shares of common stock
  under the employees stock purchase plan.....      --             145        58,607        --               58,752
                                                     -----   ---------  -------------  -------------  -------------
Balance at December 31, 1996..................      --          85,698    18,906,556       5,036,693     24,028,947
Net Income....................................      --          --           --            7,709,339      7,709,339
Issuance of 456,050 shares of common stock
  upon exercise of stock options                    --           4,560     1,840,322        --            1,844,882
Issuance of 6,577 shares of common stock under
  the employees stock purchase plan                 --              66        60,705        --               60,771
Income tax benefit related to stock option
  plans.......................................      --          --         1,979,090        --            1,979,090
                                                     -----   ---------  -------------  -------------  -------------
Balance at December 31, 1997..................      --       $  90,324   $22,786,673   $  12,746,032  $  35,623,029
                                                     -----   ---------  -------------  -------------  -------------
                                                     -----   ---------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                           1995           1996           1997
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net income.........................................................  $   3,040,325  $   5,036,693  $   7,709,339
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of plant and equipment..............................        371,818        470,040        783,338
    Other amortization...............................................        139,919        137,080        218,434
    Deferred income taxes............................................       (172,189)        14,901       (261,265)
  Changes in assets and liabilities, net of assets acquired:
    Accounts receivables.............................................     (1,720,755)    (3,377,475)    (2,210,958)
    Inventories......................................................     (1,443,621)    (2,594,966)    (4,676,096)
    Other current assets.............................................          2,499        (51,829)        (2,326)
    Accounts payable.................................................      1,210,988      2,083,256      2,069,566
    Accrued expenses.................................................       (439,051)       164,944        294,212
    Income taxes payable.............................................        882,015       (986,778)     1,352,094
    Other assets.....................................................         (7,039)         5,882         (5,420)
                                                                       -------------  -------------  -------------
    Net cash provided by operating activities........................      1,864,909        901,748      5,270,918
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Purchase of net assets                                                    --             --           (1,150,000)
  Capital expenditures...............................................       (244,108)    (1,016,930)    (3,531,913)
                                                                       -------------  -------------  -------------
    Net cash used in investing activities............................       (244,108)    (1,016,930)    (4,681,913)
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Repayments of long-term debt and revolving credit facility.........     (1,676,635)    (7,983,436)      (835,744)
  Cash dividend paid.................................................     (8,000,000)      --             --
  Proceeds from revolving credit facility............................      8,000,000       --             --
  Net proceeds from equity offering..................................       --           13,650,787       --
  Proceeds from employee stock purchase plan.........................       --               58,752         60,771
  Proceeds from exercise of stock options............................       --              227,500      1,844,882
                                                                       -------------  -------------  -------------
    Net cash provided by (used in) financing activities..............     (1,676,635)     5,953,603      1,069,909
                                                                       -------------  -------------  -------------
    Net increase (decrease) in cash and cash equivalents.............        (55,834)     5,838,421      1,658,914

Cash and cash equivalents at beginning of year.......................        260,006        204,172      6,042,593
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $     204,172  $   6,042,593  $   7,701,507
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

1. COMPANY

    Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Ballantyne Fabricators, Inc., Xenotech Rental Corp. and Flavor Crisp of America, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 22.8% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

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

B. STOCK DISTRIBUTION AND SPLIT

    The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on January 29, 1997. The stock split was in the form of a 50% common stock dividend payable March 5, 1997 to shareholders of record on February 10, 1997. As a result of the stock split, Ballantyne's outstanding shares of common stock increased to approximately 8,569,769 at December 31, 1996. Per share data have been restated to reflect this stock split as of the earliest period presented. The Company's Board of Directors declared a 10% stock distribution on January 23, 1996, which was issued on March 8, 1996, to shareholders of record on February 9, 1996. This stock distribution resulted in the issuance of 600,000 shares of common stock. Per share data have been restated to reflect these stock distributions as of the earliest period presented. The stock distribution was not considered a distribution of earnings except to the extent that the Company has retained earnings, but rather had the effect of increasing the number of outstanding shares.

C. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

D. GOODWILL AND OTHER INTANGIBLES

    The Company capitalizes and includes in other assets the excess of cost over the fair value of assets of businesses acquired ("Goodwill"), the present value of non-compete agreements and the costs of acquiring patents on its products. These assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over the expected periods to be benefited, 3 to 25 years. Accumulated amortization as of December 31, 1996 and 1997 amounted to $1,052,542 and $1,254,435, respectively. The Company assesses and would recognize any deficiency of the recoverability of Goodwill by determining

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations.

E. PLANT AND EQUIPMENT

    Significant expenditures for the replacement or expansion of plant and equipment are capitalized. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method.

F. INCOME TAXES

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

G. REVENUE RECOGNITION

    The Company recognizes revenue from product sales upon shipment to the customer. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts.

H. RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations in the period incurred. Such costs charged to operations amounted to approximately $363,000, $485,000 and $647,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

I. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instruments could be exchanged into a current transaction between willing parties. Cash and cash equivalents, accounts receivable, debt and accounts payable reported in the consolidated balance sheets equal or approximate fair values.

J. USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K. CASH AND CASH EQUIVALENTS

    All highly liquid financial instruments with maturities of three months or less from the date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

L. EARNINGS PER COMMON SHARE

    Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. Net income per share for the year ended December 31, 1995 also reflects the effect of the assumed interest expense less related tax effects of the $8,000,000 borrowing pursuant to the Norwest Bank revolving credit facility, which is assumed to be outstanding as of the beginning of 1995, with no repayment made during 1995. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board ("APB") Opinion 25 and related interpretations. SFAS No. 128, which was effective for periods ending after December 15, 1997, requires companies to present both currently and retroactively, basic earning per share and diluted earnings per share instead of primary and fully-diluted earnings per share which was previously required under APB Opinion 25. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. Diluted earnings per share includes an increase in the weighted average shares outstanding for dilutive stock options of 29,008, 565,226 and 619,758 for 1995, 1996 and 1997,
respectively. Had the Company reported earnings per share under the previous APB Opinion 25, primary earnings per share for the years ended December 31, 1995, 1996 and 1997, would have been $0.42, $0.62 and $0.82, respectively. For the years ended December 31, 1995, 1996 and 1997, fully diluted earnings per share was not materially different from primary earnings per share. Share information and per share prices have been adjusted for the stock distribution and stock split.

M. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

N. RECLASSIFICATIONS

    Certain of the 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

3. EQUITY OFFERINGS

    On June 30, 1997, the Company completed a public offering pursuant to a Registration Statement on Form S-3 (the "S-3 Offering"). Pursuant to the S-3 Offering, Canrad sold 1,932,860 shares of Ballantyne common stock to the public at the price of $16.875 per share. In addition, Canrad granted the Underwriters an option to purchase an aggregate of up to 333,729 additional shares of common stock at $16.875 per share less underwriting discounts and commissions to cover over-allotments, if any. The underwriters purchased all 333,729 shares. While the Company did not offer any shares or pay any expenses incurred in the S-3 Offering, the Company did receive approximately $1,146,000 from the exercise of a warrant and certain stock options, which in aggregate totaled 280,750 shares and were sold in connection with the S-3 Offering.

    On August 1, 1996, the Company completed an offering of its shares of capital stock pursuant to a Registration Statement on Form S-1 (the "Offering"). Pursuant to the Offering, the Company sold 1,100,000 shares of common stock to the public at the price of $12.125 per share. In addition, the Company granted the Underwriters an option, exercisable until August 31, 1996, to purchase an aggregate of up to 165,000 additional shares of common stock at $12.125 per share less underwriting discounts and commissions, to cover over-allotments, if any. The Underwriters purchased all 165,000 shares on August 16, 1996. The net proceeds to the Company from the Offering were $13,650,787.

    On September 6, 1995, the Company completed the initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-1 (the "IPO"). Pursuant to the IPO, Canrad, the holder of record of all of the outstanding shares of capital stock of Ballantyne, sold 1,200,000 shares of Ballantyne common stock to the public at an IPO price of $ 6.50. In connection with the IPO, on June 30, 1995, the Company effected a 400,000-to-1 stock exchange. The authorized common stock of Ballantyne was increased from 100,000 shares to 10,000,000 shares and the 10 issued shares increased to 4,000,000 shares. In addition, the Company is authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value.

    On October 2, 1995, an additional 180,000 shares of Ballantyne were sold by Canrad at the IPO price of $6.50.

    Share information and per share prices have not been adjusted for the stock distribution or stock split for the above offerings.

4. INVENTORIES

    Inventories consist of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Raw materials and supplies.....................................  $   8,888,123  $  13,857,783
Work in process................................................      2,184,945      2,451,078
Finished goods.................................................        828,055      1,136,771
                                                                 -------------  -------------
                                                                 $  11,901,123  $  17,445,632
                                                                 -------------  -------------
                                                                 -------------  -------------

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

5. PLANT AND EQUIPMENT

    Plant and equipment include the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Land...........................................................  $     313,500  $     313,500
Buildings and improvements.....................................      1,958,772      3,344,292
Machinery and equipment........................................      4,230,702      7,139,044
                                                                 -------------  -------------
                                                                     6,502,974     10,796,836

Less accumulated depreciation..................................      2,639,165      3,396,846
                                                                 -------------  -------------
      Net plant and equipment..................................  $   3,863,809  $   7,399,990
                                                                 -------------  -------------
                                                                 -------------  -------------

6. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                          1996           1997
                                                                 -------------  -------------
Industrial Development Revenue Bonds.
  Paid in full during 1997.....................................  $     361,193  $    --
Non-compete contracts, payable in annual installments of
  $70,000 including imputed interest of 8.5%, due through
  September 30, 1999 and $50,000 due through April 1, 2002.....       --              241,761

Note payable to Optical Radiation Corporation.
  Paid in full during 1997.....................................         97,109       --
                                                                 -------------  -------------
      Total long-term debt.....................................        458,302        241,761
Less current installments of long-term debt....................        308,107         70,000
                                                                 -------------  -------------
      Long-term debt, excluding current installments...........  $     150,195  $     171,761
                                                                 -------------  -------------
                                                                 -------------  -------------

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

6. LONG-TERM DEBT (CONTINUED)
    Annual maturities of long-term debt at December 31, 1997 are as follows:

YEAR                                                                                  AMOUNT
----------------------------------------------------------------------------------  ----------
1998..............................................................................  $   70,000
1999..............................................................................      70,000
2000..............................................................................      50,000
2001..............................................................................      50,000
2002..............................................................................      50,000
                                                                                    ----------
                                                                                       290,000

Less amounts representing imputed interest........................................     (48,239)
                                                                                    ----------

Present value of non-compete contracts............................................  $  241,761
                                                                                    ----------
                                                                                    ----------

    As of December 31, 1997, the Company has a $10 million line of credit with Norwest Bank, N.A. (the "Norwest Facility"). There were no borrowings on the line of credit as of December 31, 1996 and 1997. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate as announced from time to time (8.5% at December 31, 1997). All of the Company's assets secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, current debt service coverage and total debt to tangible net worth ratios and tangible net worth. The Company was in compliance with such covenants at December 31, 1997.

7. INCOME TAXES

    The provisions for income taxes consists of:

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1995          1996          1997
                                                                          ------------  ------------  ------------
Current:
  Federal...............................................................  $  1,846,255  $  2,623,375  $  4,124,265
  State.................................................................       292,639       267,400       237,000
  Foreign...............................................................        25,280         4,007          (945)
Deferred--Federal.......................................................      (172,189)       14,901      (261,265)
                                                                          ------------  ------------  ------------
                                                                          $  1,991,985  $  2,909,683  $  4,099,055
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

7. INCOME TAXES (CONTINUED)
    Actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1995          1996          1997
                                                                          ------------  ------------  ------------
Computed "expected" tax expense.........................................  $  1,710,985  $  2,701,768  $  4,014,854
State income taxes, net of Federal benefit..............................       193,142       176,484       156,420
Non-deductible amortization.............................................        16,356        16,356        16,356
Other...................................................................        71,502        15,075       (88,575)
                                                                          ------------  ------------  ------------
                                                                          $  1,991,985  $  2,909,683  $  4,099,055
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Deferred tax assets and the deferred tax liability were comprised of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Deferred tax assets:
  Inventory reserves......................................................................  $  299,025  $  441,929
  Accounts receivable reserve.............................................................      48,620      73,380
  Other...................................................................................     153,380     174,533
                                                                                            ----------  ----------
    Total deferred assets.................................................................     501,025     689,842
Deferred tax liability:
  Depreciation and amortization...........................................................     386,472     314,024
                                                                                            ----------  ----------
    Net deferred tax asset................................................................  $  114,553  $  375,818
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    There was no valuation allowance for deferred tax assets as of December 31, 1996 or 1997. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of deferred tax assets as of December 31, 1997.

8. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the consolidated statements of cash flows are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1995          1996          1997
                                                      ------------  ------------  ------------
Interest paid.......................................  $    225,773  $    353,039  $     32,126
                                                      ------------  ------------  ------------
Income taxes paid...................................  $  1,282,159  $  3,878,500  $  3,072,840
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Other noncash activities in 1995 included approximately $129,400 of additional capital lease obligations in exchange for equipment. Other noncash activities in 1996 included approximately $382,300 of additional capital lease obligations for equipment. Other noncash activities in 1997 included recording the present value of non-compete contracts for approximately $248,000 and an income tax benefit relating to the Company's stock option plans for approximately $1,979,090.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

9. RELATED PARTY TRANSACTIONS

    Amounts charged to operations of Ballantyne by Canrad were management fees of $300,000, $300,000 and $225,000 for the years ended December 31, 1995, 1996 and 1997, respectively and $1,225,211 for Federal and state income taxes for the year ended December 31, 1995. Included in accrued expenses are payables to Canrad of $93,140 and $110,524 as of December 31, 1996 and 1997.

    One member of the Board of Directors serves as General Counsel for the Company. Fees paid to the Board Member's firm in 1995, 1996 and 1997 were not significant.

10. ACQUISITIONS

    Effective April 1, 1997, the Company purchased certain net assets, primarily accounts receivable, inventories and fixed assets of Xenotech, Inc. ("Xenotech") for cash of $750,000. The Company also assumed liabilities of $1,175,897. The purchase price has been assigned to the assets acquired and liabilities assumed based upon the fair market value of such assets and liabilities. No Goodwill was recorded in connection with the acquisition. Xenotech produces, sells and rents a complete line of stationary searchlights and computer operated lighting systems for motion picture production, television, live entertainment, theme parks and architectural industries. In addition, the Company entered into a 5-year non-compete agreement with Xenotech's founder and sole proprietor. The agreement is for a total of $250,000 payable by the Company in equal installments of $50,000. The present value of the non-compete payments has been included in other assets and long-term debt in the accompanying consolidated balance sheets.

    During September of 1997, the Company acquired certain assets of Sky-Tracker of America, Inc. ("Sky-Tracker") for cash of approximately $400,000. In connection with the purchase, the Company recorded approximately $167,000 of Goodwill which will be amortized over 5 years. In addition, the Company entered into a 3 year non-compete agreement with the owner of Sky-Tracker. The agreement is for a total of $60,000 payable in equal installments and is included in other assets and long-term debt in the accompanying consolidated balance sheets.

    These acquisitions have been accounted for as purchases and, accordingly, the Company's consolidated financial statements reflect the operations of the acquired companies subsequent to the effective date of the acquisitions.

    The allocations of these purchase prices are as follows:

Accounts receivable.............................................  $ 426,657
Inventories.....................................................    868,413
Other current assets............................................     12,000
Plant and equipment.............................................    787,606
Other assets....................................................    479,332
Accounts payable................................................   (522,104)
Accrued expenses................................................   (242,766)
Income taxes payable............................................    (56,476)
Long-term debt..................................................   (602,662)
                                                                  ---------
Cash paid.......................................................  $1,150,000
                                                                  ---------
                                                                  ---------

    If the above business combinations had occurred on January 1, 1995, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

11. COMMON STOCK

A. OPTION PLANS

    The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan and a 1995 Non-Employee Directors Non-Incentive Stock Option Plan (the 'Plans'). A total of 466,000 shares of Ballantyne common stock have been reserved for issuance pursuant to these Plans at December 31, 1997. The 1995 Stock Option Plan provides for the granting of incentive and non-incentive stock options. The 1995 Outside Directors Stock Option Plan provides for the granting of non-incentive stock options only. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne common stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424 (d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne common stock on the date of grant. The tax effect of income tax deductions related to compensation expense under these and other plans are credited to additional paid-in capital.

    Information as to shares subject to stock option plans is as follows:

                                                                       NUMBER    EXERCISE PRICE  WEIGHTED AVERAGE
                                                                     OF OPTIONS    PER OPTION     EXERCISE PRICE
                                                                     ----------  --------------  -----------------
Options outstanding at December 31, 1994...........................      --            --               --
Granted............................................................     750,750  $    3.94-4.39      $    4.01
                                                                     ----------  --------------         ------

Options outstanding at December 31, 1995...........................     750,750  $    3.94-4.39      $    4.01
Granted............................................................      24,750            4.85           4.85
Exercised..........................................................     (57,750) $         3.94      $    3.94
                                                                     ----------  --------------         ------
Options outstanding at December 31, 1996...........................     717,750       3.94-4.85           4.04
Granted............................................................     126,500     12.75-18.00          16.31
Exercised..........................................................    (348,050)      3.94-4.85           4.05
                                                                     ----------  --------------         ------

Options outstanding at December 31, 1997...........................     496,200      3.94-18.00           6.17
                                                                     ----------  --------------         ------
                                                                     ----------  --------------         ------
Exercisable options at December 31, 1997...........................     496,200  $   3.94-18.00      $    6.17
                                                                     ----------  --------------         ------
                                                                     ----------  --------------         ------

                                                OPTIONS OUTSTANDING AT DECEMBER 31,
                                                               1997                      EXERCISABLE AT DECEMBER 31, 1997
                                              ---------------------------------------  -------------------------------------
                                                             WEIGHTED      WEIGHTED                 WEIGHTED      WEIGHTED
                                                              AVERAGE       AVERAGE                  AVERAGE       AVERAGE
                                                             REMAINING     EXERCISE                 REMAINING     EXERCISE
              RANGE OF OPTION                   NUMBERS     CONTRACTUAL    PRICE PER   NUMBER OF   CONTRACTUAL    PRICE PER
               EXERCISE PRICE                 OF OPTIONS       LIFE         OPTION      OPTIONS       LIFE         OPTION
--------------------------------------------  -----------  -------------  -----------  ---------  -------------  -----------
$3.94 to 4.85...............................     369,700          7.02          4.00     369,700         7.02          4.00
$12.75 to 18.00.............................     126,500          9.46         16.31     126,500         9.46         16.31
                                              -----------          ---         -----   ---------          ---         -----
$3.94 to 18.00..............................     496,200          7.64          7.14     496,200         7.64          7.14
                                              -----------          ---         -----   ---------          ---         -----
                                              -----------          ---         -----   ---------          ---         -----

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

11. COMMON STOCK (CONTINUED)
    The Company has also adopted the 1995 Employee Stock Purchase Plan. The Employee Stock Purchase Plan provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary and participants are limited to purchasing 1,000 shares of Ballantyne common stock in any offering period. At December 31, 1997, 133,728 shares of Ballantyne common stock have been reserved pursuant to the Employee Stock Purchase Plan.

B. WARRANTS

    The Company has granted Merita Bank, Ltd., the primary lending bank of Canrad, a warrant to purchase 323,400 shares of Ballantyne common stock. During 1997, Merita Bank, Ltd. exercised 108,000 shares under its warrant. The remaining shares are fully exercisable at $3.94 per share at December 31, 1997. The number of shares under warrant and the per share price have been adjusted for the effect of the 10% stock distribution issued on March 8, 1996 and the 3-for-2 stock split issued March 5, 1997.

C. ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans and the exercise price of all options issued have equaled the market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for any of the aforementioned stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1995          1996          1997
                                                      ------------  ------------  ------------
Net income
  As reported.......................................  $  3,040,325  $  5,036,693  $  7,709,339
  Pro forma.........................................     2,450,563     3,843,285     7,136,263

Basic earnings per share
  As reported.......................................  $       0.42  $       0.68  $       0.88
  Pro forma.........................................  $       0.33  $       0.52  $       0.81

Diluted earnings per share
  As reported.......................................  $       0.42  $       0.63  $       0.82
  Pro forma.........................................  $       0.33  $       0.48  $       0.76

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

11. COMMON STOCK (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model made with the following weighted average assumptions:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1995          1996          1997
                                                      ------------  ------------  ------------
Risk-free interest rate.............................          6.15%         6.15%         6.15%
Dividend yield......................................             0%            0%            0%
Expected volatility.................................            75%           75%         75.7%
Expected life in years
  Incentive and non-incentive stock option plans....            10            10            10
  Other stock option plans..........................           3-5           3-5           3-5

    All per share and number of share information have been adjusted for the 10% stock distribution as well as the 3-for-2 stock split issued on March 5, 1997. Per share and number of share information have also been adjusted for the implementation of SFAS No. 128.

D. AMENDMENTS

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

12. COMMITMENTS, CONTINGENCIES, CONCENTRATIONS AND LEASES

A. COMMITMENTS AND CONTINGENCIES

    The Company has in place a profit sharing plan for key management employees. Amounts due pursuant to the plan are based upon the attainment of specific operating levels that are established by the Board of Directors. Amounts charged to operations pursuant to the profit sharing plan amounted to $538,247, $913,676 and $1,127,795 for 1995, 1996 and 1997, respectively. The amounts payable of $913,676 and $1,125,256 at December 31, 1996 and 1997, respectively, are included in accrued expenses in the accompanying consolidated balance sheets.

    During 1994, the Company entered into a deferred compensation agreement with its President and Chief Executive Officer providing for monthly payments of $5,000 commencing with his date of retirement or death and continuing for twenty-four months thereafter. Deferred compensation expense was approximately $48,000, $24,000 and $0 for the years ended December 31, 1995, 1996 and 1997, respectively. During 1997, this person retired and received $45,000 in payments.

B. RETIREMENT PLANS

    The Company sponsors a defined contribution plan (the "Plan") for all employees. Pursuant to the provisions of the Plan, employees may defer up to 6% of their compensation. The Company will match 50% of the amount deferred. An additional amount of up to 9% of the employee's compensation for the

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

12. COMMITMENTS, CONTINGENCIES, CONCENTRATIONS AND LEASES (CONTINUED) year may also be deferred with no matching contribution by the Company. The contributions made to the Plan by the Company for the years ended December 31, 1995, 1996 and 1997 amounted to $91,984, $99,826 and $150,577, respectively.

C. CONCENTRATIONS

    For the years ended December 31, 1995, 1996 and 1997 sales to one customer represented approximately ten percent (10%), sixteen percent (16%) and twenty percent (20%) of consolidated net revenues, respectively. The balance in accounts receivable owed by this customer was $1,062,100 at December 31, 1996 and $1,912,551 at December 31, 1997. Financial instruments which potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells products to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers financial condition.

    Sales to foreign customers were approximately $11,300,000, $14,100,000 and $18,500,000 for 1995, 1996 and 1997, respectively. These sales were principally to customers in Mexico, Canada, Europe and Asia. To minimize credit risk, the Company generally requires sales to foreign customers be guaranteed by letter of credit or are shipped C.O.D.

D. LEASES

    The Company leases manufacturing facilities and office space from the former owner of Xenotech, now a Company employee. The lease expires on March 31, 2002 with the Company having the option to renew the lease for one additional five-year term. The Company expects to renew or replace this lease in the ordinary course of business. Future minimum lease payments for the five years subsequent to December 31, 1997 are as follows: 1998--$123,480; 1999--$123,480;
2000--$123,480; 2001--$123,480 and 2002--$30,870.

                                                                        SCHEDULE

                           BALLANTYNE OF OMAHA, INC.

                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   BALANCE AT  CHARGED TO    AMOUNTS     BALANCE
                                                                   BEGINNING    COSTS AND    WRITTEN      AT END
                                                                    OF YEAR     EXPENSES     OFF (1)     OF YEAR
                                                                   ----------  -----------  ----------  ----------
Year ended December 31, 1997 -
  Allowance for doubtful accounts................................  $  143,000     187,110      114,287     215,823
                                                                   ----------  -----------  ----------  ----------
Year ended December 31, 1996 -
  Allowance for doubtful accounts................................  $  118,003      63,995       38,998     143,000
                                                                   ----------  -----------  ----------  ----------
Year ended December 31, 1995 -
  Allowance for doubtful accounts                                  $  100,000      21,600        3,597     118,003
                                                                   ----------  -----------  ----------  ----------
                                                                   ----------  -----------  ----------  ----------

------------------------

(1) The deductions from reserves are net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION--Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998, under the caption EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998, under the captions GENERAL INFORMATION and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998, under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                               PAGE NO.
                                                                                                              -----------

a.         The following documents are filed as part of this report:

           1.         Financial Statements:

                      An Index to the Financial Statements filed as a part of this report is contained in
                      Item 8

                      Financial Statements of the Registrant's subsidiaries are omitted because the
                      Registrant is primarily an operating company and the subsidiaries are wholly owned

b.         Reports on Form 8-K filed for the three months ended December 31, 1997

           1.         None

c.         Exhibits (Numbered in accordance with Item 601 of Regulation S-K):

           2.5        Asset Purchase Agreement dated April 1, 1997 between the Company and Xenotech, Inc.
                      (incorporated by reference to Exhibit 2.5 to the Form 10-Q for the quarter ended June
                      30, 1997)

           2.6        Asset Purchase Agreement dated September 8, 1997 between the Company and Sky-Tracker of America, Inc. (incorporated by reference to Exhibit 2.6 to the Form 10-Q for the quarter ended September 30, 1997)

           2.7        Asset Purchase Agreement dated January 29, 1998 between the Company and Sky-Tracker of
                      Florida, Inc..........................................................................          41

           3.1        Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No.
                      33-93244) (the "Form S-1")

           3.1.1      Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit
                      3.1.1 to Form 10-Q for the quarter ended June 30, 1997)

           3.2        Bylaws of the Company as amended through August 24, 1995 (incorporated by reference to
                      Exhibit 3.2 to the Form S-1)

           4.2        Loan Agreement dated August 30, 1995, as amended November 24, 1995 between the Company and Norwest Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company's
                      Annual Report on Form 10-K filed for the year ended December 31, 1995) (the "1995 Form
                      10-K")

           4.3        Amendment to Loan Agreement dated August 29, 1997 between the Company and Norwest Bank
                      Nebraska, N.A. (incorporated by reference to Exhibit 4.3 to the Form 10-Q for the quarter ended September 30, 1997)

           10.1       Employment Agreement between the Company and Ronald H. Echtenkamp dated October 1,
                      1991 (incorporated by reference to Exhibit 10.1 to the Form S-1) *

           10.1.1     Amendment to Employment Agreement between the Company and Ronald H. Echtenkamp dated
                      March 18, 1994 (incorporated by reference to Exhibit 10.2 to the Form S-1) *

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

                                                                                                               PAGE NO.
                                                                                                              -----------
           10.1.2     Second Amendment dated July 20, 1995 to Employment Agreement between the Company and
                      Ronald H. Echtenkamp (incorporated by reference to Exhibit 10.12 to the Form S-1)*

           10.1.3     Third Amendment dated January 20, 1997 to Employment Agreement between the Company and
                      Ronald H. Echtenkamp (incorporated by reference to Exhibit 10.1.3 to Form 10-K for the year ended December 31, 1996) (the "1996 10-K") *

           10.1.5     Consulting Agreement dated December 22, 1997 between the Company and Ronald H.
                      Echtenkamp*...........................................................................          58

           10.3       Employment Agreement between the Company and John Wilmers dated October 15, 1991
                      (incorporated by reference to Exhibit 10.3 to the Form S-1) *

           10.3.1     Extension to Employment Agreement between the Company and John Wilmers dated July 8,
                      1996 (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the quarter ended June 30, 1996) *

           10.3.2     Employment Agreement between the Company and John Wilmers dated January 1, 1997
                      (incorporated by reference to the 1996 Form 10-K) *

           10.3.3     Employment Agreement between the Company and Ray F. Boegner dated November 20, 1996
                      (incorporated by reference to Exhibit 10.3.3 to the Form 10-Q for the quarter ended
                      March 31, 1997) *

           10.3.4     Employment Agreement between the Company and Richard Hart dated April 1, 1997
                      (incorporated by reference to Exhibit 10.3.4 to the Form 10-Q for the quarter ended
                      June 30, 1997) *

           10.3.5     Non-competition Agreement between the Company and Richard Hart (incorporated by reference to Exhibit 10.3.5 to the Form 10-Q for the quarter ended June 30, 1997) *

           10.3.6     Consulting Agreement between the Company and Marlowe A. Pichel (incorporated by reference to Exhibit 10.3.6 to Form 10-Q for the quarter ended September 30, 1997) *

           10.3.7     Non-competition Agreement between the Company and Marlowe A. Pichel (incorporated by reference to Exhibit 10.3.7 to Form 10-Q for the quarter ended September 30, 1997) *

           10.6       Distributorship Agreement dated as of March 1, 1992 between Isco-Optic GmbH and the
                      Company (incorporated by reference to Exhibit 10.6 to the Form S-1)

           10.7       Form of 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Form
                      S-1)

           10.7.1     Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the
                      Form 10-Q for the quarter ended June 30, 1997)

           10.8       Form of 1995 Outside Directors Stock Option Plan as amended as of June 11, 1996
                      (incorporated by reference to Exhibit 10.8 to the Form S-1)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

                                                                                                               PAGE NO.
                                                                                                              -----------
           10.8.1     Amendment to 1995 Outside Directors Stock Option Plan, as amended through July 8, 1996
                      (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June
                      30, 1996)

           10.9       Form of 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Form S-1)

           10.9.1     Amendment to the 1995 Employee Stock Purchase Plan (incorporated by reference to
                      Exhibit 10.9.1 to the 1996 Form 10-K)

           10.10      Form of Management Services Agreement by and between the Company and Canrad, Inc.
                      (incorporated by reference to Exhibit 10.10 to the Form S-1) *

           10.10.1    Amendment to Management Services Agreement by and between the Company and Canrad, Inc.
                      dated July 1, 1997 *..................................................................          60

           10.11      Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Form S-1)

           10.11.1    Amendment to the Profit Sharing Plan (incorporated by reference to Exhibit 10.11.1 to the 1996 Form 10-K)

           10.13      Letter of Engagement dated December 22, 1995 between the Company and Geller & Friend
                      Capital Partners, Inc., including 50,000 share stock option (incorporated by reference to Exhibit 10.13 to the 1995 Form 10-K)

           10.14      Stock Option Agreement dated as of September 19, 1995 between the Company and Jaffoni
                      & Collins Incorporated (incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended June 30, 1996)

           11         Computation of earnings per share (included in Financial Statements)

           21         Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

                                                                                                    JURISDICTION
                                                                                                         OF
                                 NAME                                                               INCORPORATION
                                 -----------------------------------------------------------------  -------------

                             a.  Strong Westrex, Inc.                                                   Nebraska

                             b.  Xenotech Rental Corp.                                                  Nebraska

                             c.  Flavor Crisp of America, Inc.                                          Nebraska

                             d.  Ballantyne Fabricators, Inc.                                           Nebraska

           23         Consent of KPMG Peat Marwick LLP.....................................          61

           27         Financial Data Schedule (for SEC information only)

*   Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

           /s/ John Wilmers                                   /s/ Brad French
           -------------------------------------              -------------------------------------
           John Wilmers, President,                           Brad French, Secretary, Treasurer,
By:        Chief Executive Officer, and Director   By:        and Chief Financial Officer

Date: March 26, 1998                               Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           /s/ Arnold S. Tenney                                /s/ Ronald H. Echtenkamp
           --------------------------------------              --------------------------------------
           Arnold S. Tenney, Chairman and                      Ronald H. Echtenkamp,
By:        Director                                 By:        Vice-Chairman and Director

Date: March 26, 1998                                Date: March 26, 1998

           /s/ Jeffrey D. Chelin                               /s/ Colin G. Campbell
           --------------------------------------              --------------------------------------
By:        Jeffrey D. Chelin, Director              By:        Colin G. Campbell, Director

Date: March 26, 1998                                Date: March 26, 1998

           /s/ Yale Richards                                   /s/ Marshall Geller
           --------------------------------------              --------------------------------------
By:        Yale Richards, Director                  By:        Marshall Geller, Director

Date: March 26, 1998                                Date: March 26, 1998