Form 10-Q
period 1998-03-31
BALLANTYNE OF OMAHA INC
filed 1998-05-15
CIK 946454

                          SECURITIES AND EXCHANGE COMMISSION


                                Washington, DC   20549


                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d) of

                        the Securities Exchange Act of 1934



For Quarter Ended                                      Commission File Number
 March 31, 1998                                                 1-13906



                             BALLANTYNE OF OMAHA, INC.
                             -------------------------
               (Exact name of Registrant as specified in its charter)

             Delaware                                         47-0587703
             --------                                         ----------
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

     Class                               Outstanding as of April 9, 1998
------------------
Common Stock, $.01                             9,215,101 shares
   par value

                     BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                       INDEX



Part I.   Financial Information


Item 1.   Consolidated Financial Statements                                            Page

          Consolidated Balance Sheets-March 31, 1998 and December 31, 1997 . . . . . . . 2


          Consolidated Statements of Income- Three Months ended
               March 31, 1998 and  1997. . . . . . . . . . . . . . . . . . . . . . . . . 3


          Consolidated Statements of Stockholders' Equity-
               Three Months ended March 31, 1998 . . . . . . . . . . . . . . . . . . . . 4


          Consolidated Statements of Cash Flows- Three Months ended
               March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . 5


          Notes to Consolidated Financial Statements
               Three Months ended March 31, 1998 . . . . . . . . . . . . . . . . . . . . 6


Item 2.   Management's Discussion and Analysis of Results of

               Operations and Financial Condition. . . . . . . . . . . . . . . . . . . .10


Part II.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                   PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Ballantyne of Omaha, Inc. and Subsidiaries
                                    Consolidated Balance Sheets


                                                                       March 31,        December 31,
                                                                         1998                1997
                                                                    -------------       ------------
                                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                       $  4,901,266        $  7,701,507
    Accounts receivable, net                                          11,306,850          11,728,231
    Inventories                                                       19,431,146          17,445,632
    Recoverable income taxes                                                   -             490,766
    Deferred income taxes                                                626,133             626,133
    Other current assets                                                  88,575             118,028
                                                                    -------------       ------------
      Total current assets                                            36,353,970          38,110,297

Plant and equipment, net                                               8,124,458           7,399,990
Other assets, net                                                      1,410,837           1,242,211
                                                                    -------------       ------------
      Total assets                                                  $ 45,889,265        $ 46,752,498
                                                                    -------------       ------------
                                                                    -------------       ------------

Liabilities and Stockholders' equity

Current liabilities:
    Current installments of long-term debt                          $     70,000        $     70,000
    Accounts payable                                                   5,210,101           8,351,392
    Accrued expenses                                                   2,119,943           2,286,001
    Income taxes payable                                                 550,765                   -
                                                                    -------------       ------------
      Total current liabilities                                        7,950,809          10,707,393

Deferred income taxes                                                    250,315             250,315
Long-term debt, excluding current installments                           130,204             171,761

Stockholders' equity:
    Preferred stock, par value $.01 per share;
      authorized 1,000,000 shares, none outstanding                            -                   -
    Common stock, par value $.01 per share;
      authorized 25,000,000 shares; issued
      and outstanding 9,040,896 shares at
      March 31, 1998 and 9,032,396 shares
      at December 31, 1997                                                90,409              90,324
    Additional paid-in capital                                        22,820,078          22,786,673
    Retained earnings                                                 14,647,450          12,746,032
                                                                    -------------       ------------
      Total stockholders' equity                                      37,557,937          35,623,029
                                                                    -------------       ------------
      Total liabilities and stockholders' equity                    $ 45,889,265        $ 46,752,498
                                                                    -------------       ------------
                                                                    -------------       ------------

See accompanying notes to consolidated financial statements



                             Ballantyne of Omaha, Inc. and Subsidiaries
                                 Consolidated Statements of Income
                             Three Months Ended March 31, 1998 and 1997
                                            (Unaudited)



                                                                        1998                1997
                                                                    ------------        ------------
Net revenues                                                        $ 17,271,887        $ 14,724,814
Cost of revenues                                                      11,963,465          10,368,767
                                                                    ------------        ------------
    Gross profit                                                       5,308,422           4,356,047

Operating expenses:
    Selling                                                              862,235             563,544
    General and administrative                                         1,570,673           1,377,224
                                                                    ------------        ------------
      Total operating expenses                                         2,432,908           1,940,768
                                                                    ------------        ------------
      Income from operations                                           2,875,514           2,415,279

Interest income                                                           73,170              64,363
Interest expense                                                          (4,190)            (11,183)
                                                                    ------------        ------------
      Net interest income                                                 68,980              53,180
                                                                    ------------        ------------
      Income before income taxes                                       2,944,494           2,468,459

Income taxes                                                           1,043,076             900,259
                                                                    ------------        ------------
      Net income                                                    $  1,901,418        $  1,568,200
                                                                    ------------        ------------
                                                                    ------------        ------------
Net income per share:
      Basic                                                              $  0.21             $  0.18
                                                                    ------------        ------------
                                                                    ------------        ------------
      Diluted                                                            $  0.20             $  0.17
                                                                    ------------        ------------
                                                                    ------------        ------------
Weighted average shares outstanding:
      Basic                                                            9,036,535           8,569,785
                                                                    ------------        ------------
                                                                    ------------        ------------
      Diluted                                                          9,491,104           9,311,987
                                                                    ------------        ------------
                                                                    ------------        ------------



See accompanying notes to consolidated financial statements


                                       Ballantyne of Omaha, Inc. and Subsidiaries
                                     Consolidated Statements of Stockholders' Equity
                                               Three Months Ended March 31, 1998
                                                           (Unaudited)


                                                                          Additional
                                        Preferred         Common            paid-in-           Retained
                                          stock            stock            capital             earnings             Total
                                        ---------         -------         -----------         -----------         -----------
Balance at December 31, 1997                -             $90,324         $22,786,673         $12,746,032         $35,623,029

Net income                                                                                      1,901,418           1,901,418

Issuance of 8,500 shares of
common stock upon exercise
of stock options                            -                  85              33,405                   -              33,490
                                        ---------         -------         -----------         -----------         -----------
Balance at March 31, 1998                   -             $90,409         $22,820,078         $14,647,450         $37,557,937
                                        ---------         -------         -----------         -----------         -----------
                                        ---------         -------         -----------         -----------         -----------




See accompanying notes to consolidated financial statements


                            Ballantyne of Omaha, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flows
                             Three Months Ended March 31, 1998 and 1997
                                            (Unaudited)



                                                                         1998                1997
                                                                    ------------        ------------
Cash flows from operating activities:
    Net income                                                      $  1,901,418        $  1,568,200
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation and amortization                                    262,130             188,172

    Changes in assets and liabilities, net
      of assets acquired:
        Accounts receivables                                             421,381             747,493
        Inventories                                                   (1,963,514)         (1,769,463)
        Other current assets                                              29,453              71,492
        Accounts payable                                              (3,141,291)           (311,840)
        Accrued expenses                                                (166,058)           (277,316)
        Income taxes                                                   1,041,531             829,502
        Other assets                                                    (215,343)            (18,623)
                                                                    ------------        ------------
        Net cash provided by (used in)
          operating activities                                        (1,830,293)          1,027,617
                                                                    ------------        ------------
Cash flows from investing activities:
    Purchase of net assets                                              (575,000)              -
    Capital expenditures                                                (378,438)           (353,200)
                                                                    ------------        ------------
        Net cash used in investing
          activities                                                    (953,438)           (353,200)
                                                                    ------------        ------------
Cash flows from financing activities:
    Repayments of long-term debt and
      revolving credit facility                                          (50,000)           (458,302)
    Proceeds from exercise of stock options                               33,490                -
                                                                    ------------        ------------
        Net cash used in financing activities                            (16,510)           (458,302)
                                                                    ------------        ------------
        Net increase (decrease) in cash
          and cash equivalents                                        (2,800,241)            216,115

Cash  and cash equivalents at beginning of period                      7,701,507           6,042,593
                                                                    ------------        ------------
Cash and cash equivalents at end of period                          $  4,901,266        $  6,258,708
                                                                    ------------        ------------
                                                                    ------------        ------------


See accompanying notes to consolidated financial statements

                     Ballantyne of Omaha, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements
                                    (Unaudited)

                         Three Months Ended March 31, 1998

1.   Company

Ballantyne of Omaha Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Ballantyne Fabricators, Inc., Xenotech Rental Corp. and Flavor Crisp of America, Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 22.8% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

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


b.   Stock Splits

The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on April 21, 1998. The stock split was in the form of a 50% common stock dividend payable June 12, 1998 to shareholders of record on May 29, 1998. Share information and per share prices in the accompanying financial statements have not been adjusted for this stock split.

The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on January 29, 1997. The stock split was in the form of a 50% common stock dividend payable March 5, 1997 to shareholders of record on February 10, 1997. Per share data reflect this stock split as of the earliest period presented.

c.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

d.   Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts.

e.   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

f.   Earnings Per Common Share

Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board ("APB") Opinion 25 and related interpretations. SFAS No. 128, which was effective for periods ending after December 15, 1997, requires companies to present both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share which was previously required under APB Opinion 25. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. Diluted earnings per share includes an increase in the weighted average shares outstanding for dilutive stock options of 454,569 and 742,202 for the three months ended March 31, 1998 and 1997, respectively. Share information and per share prices have been adjusted for the stock split in 1997 but not for the stock split declared on April 21, 1998.

g.   Reclassifications

Certain of the 1997 amounts have been reclassified to conform with the 1998 presentation.

3.   Equity Offerings

On June 30, 1997, the Company completed a public offering pursuant to a Registration Statement on Form S-3 (the "Offering"). Pursuant to the Offering, Canrad sold 1,932,860 shares of Ballantyne common stock to the public at the price of $16.875 per share. In addition, Canrad granted the Underwriters an option to purchase an aggregate of up to 333,729 additional shares of common stock at $16.875 per share less underwriting discounts and commissions to cover over-allotments, if any. The Underwriters purchased all 333,729 shares. While the Company did not offer any shares or pay any expenses incurred in the Offering, the Company did receive approximately $1,146,000 from the exercise of a warrant and certain stock options, which in aggregate totaled 280,750 shares and were sold in connection with the Offering.

Share information and per share prices have not been adjusted for the stock split declared on April 21, 1998 for the above Offering.

4.   Inventories

Inventories consist of the following:


                                              March 31,        December 31,
                                                1998                1997
                                          -------------       -------------
     Raw materials and supplies           $  14,229,569       $  13,857,783
     Work in process                          3,107,635           2,451,078
     Finished goods                           2,093,942           1,136,771
                                          -------------       -------------
                                          $  19,431,146       $  17,445,632
                                          -------------       -------------
                                          -------------       -------------

5.   Acquisitions

During January of 1998, the Company purchased substantially all of the net assets of Sky-Tracker of Florida, Inc. ("Sky-Tracker of Florida") for cash of $575,000. Sky-Tracker of Florida is a rental agent and distributor of high intensity promotional searchlights. If this business combination had occurred on January 1, 1997, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

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

6. Subsequent Event

Effective April 1, 1998, the Company purchased substantially all of the net assets of Design and Manufacturing, Ltd. ("Design") for cash and stock of approximately $5.5 million. The Company also assumed liabilities of approximately $207,000. The cash portion of the purchase price was financed through operating cash flows. The purchase price was assigned to the assets acquired and liabilities assumed based upon the fair market value of such assets and liabilities. In connection with the acquisition, Goodwill of approximately $2.5 million was recorded. Design is a leading supplier of film platter systems to the motion picture exhibition industry and was a vendor of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-Q report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Company management. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of such risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS
 ENDED MARCH 31, 1997

     Net revenues for the three months ended March 31, 1998 (the "1998 Period") increased $2.5 million or 17.3% to $17.3 million from $14.7 million for the three months ended March 31, 1997 (the "1997 Period"). The following table shows comparative net revenues of theatre and lighting and restaurant products for the respective periods:


                                             Three Months Ended March 31,
                                          ---------------------------------
                                               1998                1997
                                          -------------       -------------
               Theatre and lighting       $  16,740,047       $  14,112,115
               Restaurant                       531,840             612,699
                                          -------------       -------------
                 Total net revenues       $  17,271,887       $  14,724,814
                                          -------------       -------------
                                          -------------       -------------


     The increase for the 1998 Period reflects higher revenues from the sale of theatre products and the sale and rental of lighting products. The increase in theatre products reflects increased sales of commercial motion picture projector equipment which rose $1.1 million or 10.1%. This increase was mainly attributable to increased sales of such equipment to domestic customers. Also contributing to the increase in theatre sales were higher sales of ISCO-Optic lenses and theatre replacement parts. Sales of ISCO-Optic lenses increased approximately $119,000 or 9.4% to $1.4 million from $1.3 million in the 1997 Period, while sales of replacement parts increased approximately $307,000 or 19.0% to $1.9 million from $1.6 million in the 1997 Period. ISCO-Optic is a trademark of ISCO-Optic GmbH. These increases reflect the continued demand for theatre products and a higher installed base of motion picture projectors. Net revenues from lighting products increased $1.1 million or 190.8% from $599,000 in the 1997 Period to $1.7 million in the 1998 Period. The increase primarily reflects the acquisition of Xenotech, Inc. in the second quarter of 1997, the acquisition of Sky-Tracker of America, Inc. in the third quarter of 1997 and the acquisition of Sky-Tracker of Florida, Inc. in the 1998 Period. The remaining increase in lighting products was attributable to an increase in sales of follow spotlights which increased approximately $41,000 over the 1997 Period.

     Net sales of restaurant products decreased approximately $81,000 or 13.2%, mainly due to a decrease in the sales of pressure fryers and accessories.

     Gross profit as a percentage of net revenues increased from 29.6% in the 1997 Period to 30.7% in the 1998 Period. The increase was attributable to improved efficiencies realized by purchasing and manufacturing due to an increase in production volume and also to higher sales of lighting products which generally carry a higher margin.

     Operating expenses in the 1998 Period increased approximately $492,000 or 25.4% from the 1997 Period. As a percentage of net revenues, such expenses increased to 14.1% for the 1998 Period from 13.2% for the 1997 Period. These increases were attributable to costs incurred relating to the two acquisitions made during 1998. In addition, the 1997 amounts did not include any operating expenses relating to Xenotech, Inc. and Sky-Tracker of America, Inc. since they were not purchased until the second and third quarters of 1997, respectively.

     Interest expense decreased to $4,190 from $11,183 in the 1997 Period reflecting the payoff of debt during the 1997 Period and the absence of borrowings under the Company's line of credit. Interest income rose $8,807 to $73,170 for the 1998 Period compared to $64,363 in the 1997 Period and was attributable to the Company having more excess cash.

     The Company's effective tax rate for the 1998 Period was 35.4% compared to 36.5% for the 1997 Period. The decrease from the 1997 Period reflects a lower state income tax related to the state of Nebraska's "Throwback" law in which only a portion of the Company's revenues are subject to Nebraska taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1998, the Company had approximately $200,000 of long-term debt. The debt relates entirely to non-compete agreements set up to be paid in installments.

   As of March 31, 1998, the Company has a $10 million line of credit with Norwest Bank, N.A. (the "Norwest Facility"). There were no borrowings on the line of credit as of March 31, 1998 and 1997. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate as announced from time to time (8.5% at March 31, 1998). All of the Company's assets secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, current debt service coverage and total debt to tangible net worth ratios and tangible net worth. The Company was in compliance with such covenants at March 31, 1998 and December 31, 1997.

   Historically the Company has funded its working capital requirements through cash flow generated by its operations, however, net cash used in operating activities for the 1998 Period was $1,830,293 compared to net cash provided by operating activities for the 1997 Period of $1,027,617. The decrease in net cash provided by operating activities was due primarily to a $3.1 million decrease in accounts payable related to the buildup of inventories in the fourth quarter of 1997 for the Christmas movie season in which amounts were accrued in 1997 and paid in 1998.

   The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. The Company expects that it will have capital expenditures of approximately $1.2 million in 1998.

   Net cash used in investing activities was $953,438 for the 1998 Period compared to $353,200 in the 1997 Period. Investing activities for the 1998 Period reflect the acquisition of Sky-Tracker of

Florida, Inc. during January of 1998 for cash of $575,000.

   Net cash used in financing activities was $16,510 for the 1998 Period compared to $458,302 in the 1997 Period. The decrease in cash used mainly relates to the repayment of the Company's Industrial Revenue Bonds in the 1997 Period.

   The Company does not engage in any currency hedging activities in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Westrex sales, which are denominated in Hong Kong dollars.

SEASONALITY

   Generally, the Company's business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the Christmas movie season.

INFLATION

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

YEAR 2000

     During 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of March 31, 1998, an immaterial amount has been expensed and the total estimated costs of the Year 2000 problem is expected to be immaterial.

RECENT ACCOUNTING PRONOUNCEMENTS

   Also in June of 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires these enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for fiscal periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.
The Company may be required to disclose additional information with regard to segments relating to this statement.

     PART II. OTHER INFORMATION



ITEM 16.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


     2.8  Asset Purchase Agreement between the Company and
          Design & Manufacturing, Ltd.

    11    Computation of net earnings per share

    27    Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K filed for the three months ended
     March 31, 1998

     No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By: /s/  John Wilmers                  By: /s/  Brad French
    -----------------------------          -----------------------------------
    John Wilmers, President,               Brad French, Secretary, Treasurer,
    Chief Executive Officer, and Director    and Chief Financial Officer

Date:  April 29, 1998                         Date:  April 29, 1998