Form 10-Q
period 1998-06-30
BALLANTYNE OF OMAHA INC
filed 1998-08-14
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                   Commission File Number
June 30, 1998                                              1-13906



                            BALLANTYNE OF OMAHA, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                       47-0587703
------------------------------                  ---------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification Number)


                   4350 McKinley Street, Omaha, Nebraska 68112
                   --------------------------------------------
           (Address of principal executive offices including zip code)

               Registrant's telephone number, including area code:
                                 (402) 453-4444

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

     Class                           Outstanding as of July 31, 1998
----------------
Common Stock, $.01
par value                             13,832,368 shares


                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                      INDEX

Part I.  Financial Information

Item 1. Consolidated Financial Statements                                   Page

          Consolidated Balance Sheets-June 30, 1998 and December 31, 1997 ..  3

          Consolidated Statements of Income- Three and six months ended
             June 30, 1998 and 1997 ........................................  4

          Consolidated Statements of Stockholders' Equity-
             Six months ended June 30, 1998 ................................  5

          Consolidated Statements of Cash Flows- Six months ended
             June 30, 1998 and 1997 ........................................  6

          Notes to Consolidated Financial Statements
             Six months ended June 30, 1998 ................................  7

Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition ............................ 11

Part II. Other Information ................................................. 16

Item 4.  Submission of Matters to a Vote of Security Holders ............... 16

Item 6.  Exhibits and reports on form 8-K .................................. 17


                          PART I. FINANCIAL INFORMATION

  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   Ballantyne of Omaha, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                         June 30,              December 31,
                                                                           1998                    1997
                                                                           ----                    ----
                                                                       (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents                                         $     492,945             $   7,701,507
     Accounts receivable, net                                             11,468,399                11,728,231
     Inventories                                                          23,426,574                17,445,632
     Recoverable income taxes                                                   -                      490,766
     Deferred income taxes                                                   677,459                   626,133
     Other current assets                                                    130,973                   118,028
                                                                       -------------             -------------
         Total current assets                                             36,196,350                38,110,297

Plant and equipment, net                                                  10,950,515                 7,399,990
Other assets, net                                                          3,911,286                 1,242,211
                                                                       -------------             -------------
         Total assets                                                  $  51,058,151             $  46,752,498
                                                                       -------------             -------------
                                                                       -------------             -------------


Liabilities and Stockholders' equity
------------------------------------
Current liabilities:
     Notes payable to bank                                             $     893,000             $        -
     Current installments of long-term debt                                   70,000                    70,000
     Accounts payable                                                      5,296,062                 8,351,392
     Accrued expenses                                                      2,321,660                 2,286,001
     Income taxes payable                                                    231,193                      -
                                                                       -------------                ----------
         Total current liabilities                                         8,811,915                10,707,393

Deferred income taxes                                                        271,778                   250,315
Long-term debt, excluding current installments                               138,179                   171,761

Stockholders' equity:
     Preferred stock, par value $.01 per share;
         Authorized 1,000,000 shares, none outstanding                         -                         -
     Common stock, par value $.01 per share;
         Authorized 25,000,000 shares; issued
         and outstanding 13,832,368 shares at
         June 30, 1998 and 13,548,594 shares
         at December 31, 1997                                                138,324                   135,486
     Additional paid-in capital                                           25,624,773                22,741,511
     Retained earnings                                                    16,073,182                12,746,032
                                                                       -------------             -------------
         Total stockholders' equity                                       41,836,279                35,623,029
                                                                       -------------             -------------
         Total liabilities and stockholders' equity                    $  51,058,151             $  46,752,498
                                                                       -------------             -------------
                                                                       -------------             -------------

See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                                      June 30                              June 30
                                                      -------                              -------
                                               1998              1997                1998               1997
                                               ----              ----                ----               ----
Net revenues                              $ 15,412,796       $ 16,348,995       $ 32,684,683       $ 31,073,809
Cost of revenues                            10,644,092         11,416,489         22,607,557         21,785,256
                                          ------------       ------------       ------------       ------------
         Gross profit                        4,768,704          4,932,506         10,077,126          9,288,553

Operating expenses:
     Selling                                   964,794            758,380          1,827,029          1,407,587
     General and administrative              1,583,389          1,382,146          3,154,062          2,673,705
                                          ------------       ------------       ------------       ------------
         Total operating expenses            2,548,183          2,140,526          4,981,091          4,081,292

         Income from operations              2,220,521          2,791,980          5,096,035          5,207,261

Interest income                                 13,399             71,287             86,569            135,650
Interest expense                                (8,464)           (19,694)           (12,654)           (30,877)
                                          ------------       ------------       ------------       ------------
         Net interest income                     4,935             51,593             73,915            104,773
                                          ------------       ------------       ------------       ------------

         Income before income taxes          2,225,456          2,843,573          5,169,950          5,312,034

Income taxes                                   799,724            988,323          1,842,800          1,888,582
                                          ------------       ------------       ------------       ------------
         Net income                       $  1,425,732       $  1,855,250       $  3,327,150       $  3,423,452
                                          ------------       ------------       ------------       ------------
                                          ------------       ------------       ------------       ------------

Net income per share:
         Basic                            $       0.10       $       0.14       $       0.24       $       0.27
                                          ------------       ------------       ------------       ------------
                                          ------------       ------------       ------------       ------------
         Diluted                          $       0.10       $       0.13       $       0.23       $       0.24
                                          ------------       ------------       ------------       ------------
                                          ------------       ------------       ------------       ------------

Weighted average shares outstanding:
         Basic                              13,827,734         12,894,918         13,690,578         12,874,898
                                          ------------       ------------       ------------       ------------
                                          ------------       ------------       ------------       ------------
         Diluted                            14,496,120         14,053,491         14,355,283         14,025,078
                                          ------------       ------------       ------------       ------------
                                          ------------       ------------       ------------       ------------

  See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                         Six Months Ended June 30, 1998
                                   (Unaudited)


                                                                        Additional
                                    Preferred          Common             paid-in-            Retained
                                      stock            stock              capital             earnings             Total
                                   -----------------------------------------------------------------------------------------
Balance at December 31, 1997           -            $ 135,486          $ 22,741,511         $ 12,746,032       $ 35,623,029

Net income                                                                                     3,327,150          3,327,150

Issuance of 259,058 shares
of common stock upon
acquisition of business                                 2,590             2,797,410                -              2,800,000

Issuance of 24,750 shares of
common stock upon exercise
of stock options                       -                  248                85,852                -                 86,100
                                   -----------------------------------------------------------------------------------------

Balance at June 30, 1998               -            $ 138,324          $ 25,624,773           16,073,182       $ 41,836,279
                                   -----------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 1998
                                   (Unaudited)


                                                                           1998                 1997
                                                                           ----                 ----
Cash flows from operating activities:
     Net income                                                        $ 3,327,150         $ 3,423,452
     Adjustments to reconcile net income to
        net cash provided by operating
        activities:
           Depreciation and amortization                                   760,210             435,333

     Changes in assets and liabilities, net of assets acquired:
           Accounts receivable                                             543,421            (415,599)
           Inventories                                                  (5,057,755)         (2,745,958)
           Other current assets                                             (9,586)            (42,223)
           Accounts payable                                             (3,201,890)            339,913
           Accrued expenses                                                (24,593)           (143,557)
           Income taxes                                                    692,096             339,237
           Other assets                                                   (310,675)            (16,506)
                                                                       -----------         -----------

           Net cash provided by (used in)
               operating activities                                     (3,281,622)          1,174,092
                                                                       -----------         -----------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                 (3,811,922)           (750,000)
     Capital expenditures                                               (1,044,118)         (1,287,858)
                                                                       -----------         -----------

           Net cash used in investing
               activities                                               (4,856,040)         (2,037,858)

Cash flows from financing activities:
     Repayments of long-term debt                                          (50,000)           (811,957)
     Proceeds from long-term debt                                              -                 1,896
     Net proceeds from revolving
        credit facility                                                    893,000                 -
     Proceeds from exercise of stock options                                86,100           1,316,305
                                                                       -----------         -----------
           Net cash provided by financing activities                       929,100             506,244
                                                                       -----------         -----------

           Net decrease in cash and cash equivalents                    (7,208,562)           (357,522)

Cash and cash equivalents at beginning of period                         7,701,507           6,042,593
                                                                       -----------         -----------
Cash and cash equivalents at end of period                             $   492,945         $ 5,685,071
                                                                       -----------         -----------
                                                                       -----------         -----------

See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Six Months Ended June 30, 1998
                                   (Unaudited)

1.   Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Xenotech Strong, Inc., Xenotech Rental Corp. and Design and Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, lighting systems and restaurant equipment. The
Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 22.3% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

2.   Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.   Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are, in the opinion of management, of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

b.    Stock Splits

The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on April 21, 1998. The stock split was in the form of a 50% common stock dividend payable June 12, 1998 to shareholders of record on May 29, 1998. As a result of the stock split, the Company's outstanding shares of common stock increased 4,610,767 shares. Share information and per share prices in the accompanying financial statements reflect this stock split as of the earliest period presented.

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

f.   Earnings Per Common Share

Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board ("APB") Opinion 15 and related interpretations. SFAS No. 128, which was effective for periods ending after December 15, 1997, requires companies to present both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share which was previously required under APB Opinion 15. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128.

g.   Reclassifications

Certain of the 1997 amounts have been reclassified to conform to the 1998 presentation.

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

4.   Inventories

Inventories consist of the following:


                                 June 30,               December 31,
                                   1998                     1997
                                   ----                     ----
Raw materials and supplies     $ 17,270,976             $ 13,857,783
Work in process                   3,176,727                2,451,078
Finished goods                    2,978,871                1,136,771
                               ------------             ------------
                               $ 23,426,574             $ 17,445,632
                               ------------             ------------
                               ------------             ------------

5.   Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:


                                                 Six Months Ended June 30,
                                                1998                   1997
                                                ----                   ----
         Interest paid                           12,654                 30,877
                                              ---------              ---------
                                              ---------              ---------
         Income taxes paid (net of refunds)   1,150,704              1,563,537
                                              ---------              ---------
                                              ---------              ---------

Non-cash activities in 1998 include the issuance of $2.8 million of common stock as partial consideration for the purchase of the net assets of Design and Manufacturing, Ltd. Other non-cash activities in 1997 include recording the present value of non-compete contracts for approximately $197,000.

6.   Acquisitions

Effective April 1, 1998, the Company purchased substantially all of the net assets of Design and Manufacturing, Ltd. ("Design") for cash and stock of approximately $5.5 million. The Company also assumed liabilities of approximately $207,000. The common stock issued in this acquisition is subject to a one year lock-up agreement. The cash portion of the purchase price was financed through operating cash flows. The purchase price was assigned to the assets acquired and liabilities assumed based upon the fair market value of such assets and liabilities. In connection with the acquisition, goodwill of approximately $2.5 million was recorded and will be amortized over 15 years. Design is a leading supplier of film platter systems to the motion picture exhibition industry and was a vendor of the Company. In a related transaction in May 1998, the Company purchased land and a building for $500,000 from the former owner of Design.

During January of 1998, the Company purchased substantially all of the net assets of Sky-Tracker of Florida, Inc. ("Sky-Tracker of Florida") for cash of $575,000. Sky-Tracker of Florida is a rental agent and distributor of high intensity promotional searchlights.

The allocation of the purchase prices for Design and Sky-Tracker of Florida are as follows, net of cash acquired:


         Accounts receivable                          $  283,589
         Inventories                                     923,187
         Other current assets                              3,359
         Plant and equipment                           3,088,599
         Other assets                                  2,520,000
         Accounts payable                               (146,560)
         Accrued expenses                                (60,252)
         Purchase price paid in stock                 (2,800,000)
                                                      ----------
         Purchase price paid in cash                  $3,811,922
                                                      ----------
                                                      ----------

During September of 1997, the Company acquired certain assets of Sky-Tracker of America, Inc. ("Sky-Tracker") for cash of approximately $400,000. In connection with the purchase, the Company recorded approximately $167,000 of Goodwill which will be amortized over 5 years. In addition, the Company entered into a 3-year non-compete agreement with the owner of Sky-Tracker. The agreement is for a total of $60,000 payable in equal installments and is included in other assets and long-term debt in the accompanying consolidated balance sheets.

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

These acquisitions have been accounted for as purchases and, accordingly, the Company's consolidated financial statements reflect the operations of the acquired companies subsequent to the effective date of the acquisitions. If the above business combinations had occurred on January 1, 1997, the proforma operations of the Company would not have been materially different than that reported in the accompanying statements of income.

7.   Stock repurchase

On June 26, 1998, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common stock. Purchases may be made in the open market from time to time. The timing of the purchases and the actual number of shares to be purchased will depend on market conditions. During July 1998, the Company repurchased 17,000 shares of stock for $132,430.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-Q report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Company management. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

     Net revenues for the three months ended June 30, 1998 (the "1998 Period") decreased $.9 million or 5.7% to $15.4 million from $16.3 million for the three months ended June 30, 1997 (the "1997 Period"). The following table shows comparative net revenues of theatre and lighting and restaurant products for the respective periods:


                                                     Three Months Ended June 30,
                                                   -------------------------------
                                                       1998               1997
                                                       ----               ----
       Theatre and lighting                        $  14,835,473     $  15,656,506
       Restaurant                                        577,323           692,489
                                                   -------------     -------------
          Total net revenues                       $  15,412,796     $  16,348,995
                                                   -------------     -------------
                                                   -------------     -------------

     The decrease for the 1998 Period reflects lower revenues from the sale and rental of theatre and lighting products. The decrease in theatre products reflects decreased sales of commercial motion picture projector equipment ("projection equipment"), which declined $.7 million or 5.9%. This decrease was mainly attributable to decreased sales of such equipment to foreign customers where sales declined approximately $.6 million. Specifically, sales to foreign customers in Asia and Mexico were lower than the 1997 Period and also lower than expected. Sales to domestic customers decreased from $11.4 million in the 1997 Period to $11.1 million in the 1998 Period. Offsetting the decrease in revenue were sales from Design and Manufacturing, Ltd. ("Design") which contributed approximately $805,000, most of which were theatre sales. Net revenues from lighting products decreased approximately 1.3% from $1.29 million in the 1997 Period to $1.27 million in the 1998 Period. Sales of ISCO-Optic lenses and replacement parts remained relatively flat. Sales of ISCO-Optic lenses, which are included as part of projection equipment sales, rose approximately $11,000 while sales of replacement parts decreased approximately $52,000 from the 1997 Period. The smaller increase in sales of ISCO-Optic lenses can be tied to the softening of sales of projection equipment as many times the lenses are sold with the projector as a unit. Sales of replacement parts fluctuate from quarter to quarter and the decrease noted above was not directly related to the softening in the projection equipment business but is a function of the needs of current customers with projection systems previously purchased from the Company. ISCO-Optic is a trademark of ISCO-Optic GmbH.

     Gross profit as a percentage of net revenues increased from 30.2% in the 1997 Period to 30.9% in the 1998 Period. The small increase can be attributed to synergies obtained through the purchase of Design at the beginning of the 1998 Period. Design had formerly been one of the Company's largest vendors. This increase was offset to a degree by certain manufacturing inefficiencies due to a decrease in production volume during the 1998 Period.

     Operating expenses in the 1998 Period increased approximately $407,700 or 19.0% from the 1997 Period. As a percentage of net revenues, such expenses increased to 16.5% for the 1998 Period from 13.1% for the 1997 Period. The increase can be attributed to the acquisition of Design at the beginning of the 1998 Period and the addition of a new salesperson in Europe. Had revenues been at originally forecasted levels for the period, the increase as a percentage of net revenues would have been consistent, since the additional sales would have been made without the occurrence of significant operating expenses.

     Net interest income decreased to $4,935 from $51,593 in the 1997 Period reflecting lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. Borrowings on the line of credit was necessitated due to the acquisition of Design and also to lower cash flow from operations related to the buildup of inventory for sales in the second half of fiscal 1998.

     The Company's effective tax rate for the 1998 Period was 35.9% compared to 34.8% for the 1997 Period. The increase from the 1997 Period reflects increased sales in the state of California due to sales from Xenotech products. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     Net revenues for the six months ended June 30, 1998 (the "1998 Period") increased $1.6 million or 5.2% to $32.7 million from $31.1 million for the six months ended June 30, 1997 (the "1997 Period"). The following table shows comparative net revenues of theatre and lighting and restaurant products for the respective Periods:


                                                   Six Months Ended June 30,
                                                -------------------------------
                                                     1998               1997
                                                     ----               ----
         Theatre and lighting                   $ 31,575,520       $ 29,768,622
         Restaurant                                1,109,163          1,305,187
                                                ------------       ------------
            Total net revenues                  $ 32,684,683       $ 31,073,809
                                                ------------       ------------
                                                ------------       ------------

     The increase for the 1998 Period reflects higher revenues from the sale and rental of theatre and lighting products and also to the acquisition of Design which contributed approximately $805,000 of revenue. The increase in theatre products reflects increased sales of projection equipment in the first quarter of 1998. Overall, sales of projection equipment for the 1998 period increased approximately $.5 million or 1.9% from $24.6 million in the 1997 Period to $25.1 million in the 1998 Period. This increase was attributable to increased sales of such equipment to domestic customers where sales increased $2.5 million. Sales to foreign customers decreased from $8.8 million in the 1997 Period to $8.0 million in the 1998 Period, primarily due to the softening of sales in Asia and Mexico.

     Restaurant sales, including restaurant replacement part sales, declined approximately $196,000 or 15.0% due to fewer sales of pressure fryers and smoker ovens. Sales of ISCO-Optic lenses, replacement parts and sales and rentals of lighting equipment also contributed to the increased revenue. Sales of ISCO-Optic lenses rose approximately 4.8% to $2.8 million from $2.7 million in the 1997 Period, while sales of replacement parts increased approximately 7.4% to $3.7 million from $3.46 million in the 1997 Period. ISCO-Optic is a trademark of ISCO-Optic GmbH. These increases reflect the continued demand for theatre products and a higher installed base of projection equipment. As with the projection equipment, the growth primarily relates to the first quarter of 1998 as the second quarter of the year was generally lower than the period a year ago. Net revenues from lighting products increased approximately $1.1 million from $1.9 million in the 1997 Period to $3.0 million in the 1998 Period. This increase primarily reflects the acquisition of Xenotech, Inc. in the second quarter of 1997, the acquisition of Sky-Tracker of America, Inc. in the third quarter of 1997 and the acquisition of Sky-Tracker of Florida, Inc. in the first quarter of 1998.

     Gross profit as a percentage of net revenues increased from 29.9% in the 1997 Period to 30.8% in the 1998 Period. The increase was attributed to synergies obtained through the purchase of Design at the beginning of the 1998 period.

     Operating expenses in the 1998 Period increased approximately $900,000 or 22.0% from the 1997 Period. The increase can be attributed to the acquisition of Design at the beginning of the 1998 Period and the addition of a salesperson in Europe. As a percentage of net revenues, such expenses increased to 15.2% for the 1998 Period from 13.1% for the 1997 Period. Had revenues been at originally forecasted levels, the increase as a percentage of net revenues would have been consistent, since the additional sales would have been made without the occurrence of significant operating expenses.

     Net interest income decreased to $73,915 from $104,773 in the 1997 Period reflecting lower cash on hand and more interest expense due to borrowings on the Company's line of credit with Norwest Bank. Borrowings on the line of credit was necessitated due to the acquisition of Design and also to lower cash flow from operations. The Company expects to pay back the line of credit during the third quarter of 1998.

     The Company's effective tax rate for the 1998 Period of 35.6% was consistent with that of the 1997 Period. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1998, the Company had approximately $208,000 of long-term debt. The debt relates entirely to non-compete agreements set up to be paid in installments.

     As of June 30, 1998, the Company has a $10 million line of credit with Norwest Bank, N.A. (the "Norwest Facility"). There were $893,000 of borrowings on the line of credit as of June 30, 1998 compared to no borrowings at June 30, 1997. These borrowings were necessitated by the purchase of Design this quarter and the buildup of inventories to be sold in the second half of the fiscal year and are expected to be repaid during the third quarter. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate as announced from time to time (8.5% at June 30, 1998). All of the Company's assets secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, current debt service coverage and total debt to tangible net worth ratios and tangible net worth. The Company was in compliance with such covenants at June 30, 1998 and December 31, 1997.

     Historically the Company has funded its working capital requirements through cash flow generated by its operations, however, net cash used in operating activities for the 1998 Period was $3,281,622 compared to net cash provided by operating activities for the 1997 Period of $1,174,092. The decrease in net cash provided by operating activities was due primarily to a $3.2 million decrease in accounts payable and a $5.1 million inventory buildup for sales in the second half of 1998. The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. The Company expects that it will have capital expenditures of approximately $1.5 million in 1998.

     Net cash used in investing activities was $4,856,040 for the 1998 Period compared to $2,037,858 in the 1997 Period. Investing activities for the 1998 Period reflect the acquisition of Sky-Tracker of Florida, Inc. during January of 1998 and the purchase of Design in the second quarter of 1998. Capital expenditures were approximately $1.0 million for the six months ended June 30, 1998 and primarily relate to the purchase of rental and plant equipment.

     Net cash provided by financing activities was $929,100 for the 1998 Period compared to $506,244 in the 1997 Period. The increase relates to borrowings on the Company's line of credit.

     The Company does not engage in any currency hedging activities in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars.

Seasonality
-----------

     Generally, the Company's business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Inflation
---------

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Year 2000
---------

     During 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of June 30, 1998, an immaterial amount has been expensed and the total estimated costs of the Year 2000 problem are expected to be immaterial.

Recent Accounting Pronouncements
--------------------------------

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

                           PART II. OTHER INFORMATION



     ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     The Company's regular Annual Meeting of Stockholders was held on May 27, 1998 for the purpose of electing two nominees as directors and approving amendments to the Company's 1995 Stock Option Plan and to the 1995 Outside Directors Stock Option Plan. Amendment No. 1 to the Stock Option Plan increased the number of shares that may be issued under the plan by 390,000 shares. Amendment No. 2 to the 1995 Stock Option Plan removed the 75,000 share limitation on options that any participant in the plan can receive in any calendar year. The amendment to the 1995 Outside Directors Stock Option Plan decreased the automatic grant to outside directors from 37,125 shares to 22,500 shares. All share information has been adjusted to reflect the 3-for-2 stock split effected June 12, 1998. With respect to the election of directors, both were re-elected. With respect to the amendments, the following table summarizes the results of the voting:


                                                      1995 Stock Option Plan   1995 Stock Option Plan
                            1995 Outside Directors      (Increasing number        (Removing 75,000
                              Stock Option Plan             of shares)            share limitation)
                              -----------------             ---------             ----------------
         For                      8,033,371                 7,519,226                7,720,108
         Against                     55,383                   574,263                  369,199
         Abstain                     20,130                    15,395                   19,577
         Broker Non-Vote               -                         -                        -
                                  ---------                 ---------                ---------
                                  ---------                 ---------                ---------

                                       16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

         10.17    Amendment to the Company's 1995 Stock Option Plan.

         10.18 Amendment to the Company's 1995 Outside Directors Stock Option Plan.

         10.3.6 Employment Agreement dated May 1, 1998 between the Company and Brad French.

         11 Computation of net earnings per share for the three and six months ended June 30, 1998 and 1997

         27       Financial Data Schedule (for SEC information only)

(b) Reports on Form 8-K filed for the three months ended June 30, 1998

    No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.


By: /s/  John Wilmers                  By:  /s/  Brad French
   -------------------------------        -------------------------------
    John Wilmers, President,               Brad French, Secretary, Treasurer,
    Chief Executive Officer, and           and Chief Financial Officer
    Director

Date:  August 10, 1998                 Date:  August 10, 1998