Form 10-Q
period 1998-09-30
BALLANTYNE OF OMAHA INC
filed 1998-11-16
CIK 946454

                         SECURITIES AND EXCHANGE COMMISSION



                               Washington, DC   20549


                                     FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934



For Quarter Ended                                       Commission File Number
September 30, 1998                                                     1-13906


                             BALLANTYNE OF OMAHA, INC.
                             --------------------------
               (Exact name of Registrant as specified in its charter)

          Delaware                                             47-0587703
-------------------------------                          ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

                    4350 McKinley Street, Omaha, Nebraska 68112
             ----------------------------------------------------------
            (Address of principal executive offices including zip code)

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


     Class                            Outstanding as of October 15, 1998
--------------
Common Stock, $.01
par value                                    13,592,368 shares

                     BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                       INDEX


Part I.   Financial Information


Item 1.   Consolidated Financial Statements                              PAGE

            Consolidated Balance Sheets-September 30, 1998 and
              December 31, 1997 .......................................    3

            Consolidated Statements of Income- Three and Nine months ended
              September 30, 1998 and 1997..............................    4

            Consolidated Statements of Stockholders' Equity-
              Nine months ended September 30, 1998.....................    5

            Consolidated Statements of Cash Flows- Nine months ended
              September 30, 1998 and 1997..............................    6

            Notes to Consolidated Financial Statements-
              Nine months ended September 30, 1998.....................    7


Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition.......................   11


Part II.  Other Information


Item 6.   Exhibits and reports on form 8-K.............................   16

                           PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     Ballantyne of Omaha, Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                                   September 30,      December 31,
                                                       1998               1997
                                                       ----               ----
                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                      $    714,278       $   7,701,507
    Accounts receivable, net                         14,807,344          11,728,231
    Inventories                                      21,517,739          17,445,632
    Recoverable income taxes                               -                490,766
    Deferred income taxes                               850,452             626,133
    Other current assets                                105,120             118,028
                                                   ------------       -------------
      Total current assets                           37,994,933          38,110,297

Plant and equipment, net                             11,271,313           7,399,990
Other assets, net                                     3,735,265           1,242,211
                                                   ------------       -------------
      Total assets                                 $ 53,001,511       $  46,752,498
                                                   ------------       -------------
                                                   ------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term obligations  $      -           $      70,000
    Accounts payable                                  4,987,655           8,351,392
    Accrued expenses                                  3,147,532           2,286,001
    Income taxes payable                                968,630               -
                                                   ------------       -------------
      Total current liabilities                       9,103,817          10,707,393

Deferred income taxes                                   338,697             250,315
Long-term obligations, excluding current installments    40,175             171,761

Stockholders' equity:
    Preferred stock, par value $.01 per share;
        Authorized 1,000,000 shares, none outstanding     -                   -
    Common stock, par value $.01 per share;
        Authorized 25,000,000 shares; issued
        13,832,368 shares at September 30, 1998
          and 13,548,594 shares at
          December 31, 1997                             138,324             135,486
    Additional paid-in capital                       25,624,773          22,741,511
    Retained earnings                                18,491,223          12,746,032
                                                   ------------       -------------
                                                     44,254,320          35,623,029
    Less treasury stock, at cost
        100,000 shares at September 30, 1998           (735,498)              -
                                                   ------------       -------------
        Total stockholders' equity                   43,518,822          35,623,029
                                                   ------------       -------------
        Total liabilities and
          stockholders' equity                     $ 53,001,511       $  46,752,498
                                                   ------------       -------------
                                                   ------------       -------------

See accompanying notes to consolidated financial statements

                     Ballantyne of Omaha, Inc. and Subsidiaries
                         Consolidated Statements of Income
              Three and Nine Months Ended September 30, 1998 and 1997
                                    (Unaudited)

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                          1998             1997            1998            1997
                                          ----             ----            ----            ----
Net revenues                          $20,852,022       $17,378,858     $53,536,705     $48,452,667
Cost of revenues                       14,281,629        12,231,360      36,889,186      34,016,616
                                      -----------       -----------     -----------     -----------
    Gross profit                        6,570,393         5,147,498      16,647,519      14,436,051

Operating expenses:
  Selling                                 991,503           812,144       2,818,532       2,219,731
  General and administrative            1,822,095         1,294,081       4,976,157       3,967,786
                                      -----------       -----------     -----------     -----------
    Total operating expenses            2,813,598         2,106,225       7,794,689       6,187,517
                                      -----------       -----------     -----------     -----------

    Income from operations              3,756,795         3,041,273       8,852,830       8,248,534

Interest income                             7,382            75,289          93,951         210,939
Interest expense                           (8,529)           (5,591)        (21,183)        (36,468)
                                      -----------       -----------     -----------     -----------
    Net interest income(expense)           (1,147)           69,698          72,768         174,471
                                      -----------       -----------     -----------     -----------

    Income before income taxes          3,755,648         3,110,971       8,925,598       8,423,005

Income taxes                            1,337,607         1,058,140       3,180,407       2,946,722
                                      -----------       -----------     -----------     -----------

    Net income                        $ 2,418,041       $ 2,052,831     $ 5,745,191     $ 5,476,283
                                      -----------       -----------     -----------     -----------
                                      -----------       -----------     -----------     -----------

Net income per share:
    Basic                             $      0.18       $      0.15     $      0.42     $      0.42
                                      -----------       -----------     -----------     -----------
                                      -----------       -----------     -----------     -----------
    Diluted                           $      0.17       $      0.14     $      0.40     $      0.39
                                      -----------       -----------     -----------     -----------
                                      -----------       -----------     -----------     -----------

Weighted average shares outstanding:
    Basic                              13,789,783        13,482,047      13,724,622      13,079,505
                                      -----------       -----------     -----------     -----------
                                      -----------       -----------     -----------     -----------
    Diluted                            14,376,378        14,225,960      14,380,649      14,114,439
                                      -----------       -----------     -----------     -----------
                                      -----------       -----------     -----------     -----------

See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Nine Months Ended September 30, 1998
                                 (Unaudited)

                                                           Additional
                              Preferred     Common          paid-in-         Retained          Treasury
                                Stock       stock           capital          earnings           Stock          Total
                              -----------------------------------------------------------------------------------------
Balance at December 31, 1997      -        $  135,486      $22,741,511      $12,746,032        $   -        $35,623,029

Net income                        -              -                -           5,745,191            -          5,745,191

Issuance of 259,058 shares
of common stock upon
acquisition of business           -             2,590        2,797,410            -                -          2,800,000

Issuance of 24,750 shares of
common stock upon exercise
of stock options                  -               248           85,852            -                -             86,100

Purchase of common
stock for treasury                -               -               -               -             (735,498)      (735,498)
                              -----------------------------------------------------------------------------------------

Balance at September 30, 1998     -        $  138,324      $25,624,773      $18,491,223        $(735,498)   $43,518,822
                              -----------------------------------------------------------------------------------------
                              -----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1998
                                 (Unaudited)

                                                                 1998            1997
                                                                 ----            ----
Cash flows from operating activities:
  Net income                                                  $ 5,745,191     $ 5,476,283
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
        Depreciation and amortization                           1,313,536         685,275

  Changes in assets and liabilities, net
     of assets acquired:
        Accounts receivable                                    (2,795,524)       (939,986)
        Inventories                                            (3,148,920)     (3,451,340)
        Other current assets                                       16,267         (24,918)
        Accounts payable                                       (3,510,297)        225,288
        Accrued expenses                                          801,279         535,898
        Income taxes                                            1,323,459         382,879
        Other assets                                             (226,215)        (47,978)
                                                              -----------     -----------
        Net cash (used in) provided by
          operating activities                                   (481,224)      2,841,401
                                                              -----------     -----------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                           (3,811,922)     (1,150,000)
  Capital expenditures                                         (1,824,685)     (2,198,046)
                                                              -----------     -----------

        Net cash used in investing
          activities                                           (5,636,607)     (3,348,046)

Cash flows from financing activities:
  Repayments of long-term obligation                             (220,000)       (832,853)
  Purchase of common stock for treasury                          (735,498)           -
  Proceeds from exercise of stock options                          86,100       1,933,046
                                                              -----------     -----------
       Net cash (used in) provided by financing activities       (869,398)      1,100,193
                                                              -----------     -----------

       Net (decrease) increase in cash and cash equivalents    (6,987,229)        593,548

Cash and cash equivalents at beginning of period                7,701,507       6,042,593
                                                              -----------     -----------
Cash and cash equivalents at end of period                    $   714,278     $ 6,636,141
                                                              -----------     -----------

See accompanying notes to consolidated financial statements

                     Ballantyne of Omaha, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements
                        Nine Months Ended September 30, 1998
                                    (Unaudited)

1.   Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Xenotech Strong, Inc., Xenotech Rental Corp. and Design and Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 23.0% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

2.   Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.   Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are, in the opinion of management, of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

e.   Goodwill and Other Intangibles

The Company capitalizes and includes in other assets the excess of cost over the fair value of assets of business acquired ("goodwill"), the present value of non-compete agreements and the costs of acquiring patents on its products.
These assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over the expected periods to be benefited, 3 to 25 years. The Company assesses and would recognize any deficiency of the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations.

f.   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

g.   Earnings Per Common Share

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

h.   Reclassifications

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

4.   Inventories

Inventories consist of the following:

                                 September 30,        December 31,
                                    1998                  1997
                                    ----                  ----
  Raw materials and supplies     $15,141,867         $13,857,783
  Work in process                  3,839,458           2,451,078
  Finished goods                   2,536,414           1,136,771
                                 -----------         -----------
                                 $21,517,739         $17,445,632
                                 -----------         -----------
                                 -----------         -----------

5.   Supplemental Cash Flow  Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

                                              Nine Months Ended September 30,
                                                   1998            1997
                                                   ----            ----
  Interest paid                                 $   21,183      $   36,468
                                                ----------      ----------
  Income taxes paid (net of refunds received)   $1,856,948      $2,578,035
                                                ----------      ----------
                                                ----------      ----------

Non-cash activities in 1998 include the issuance of $2.8 million of common stock as partial consideration for the purchase of the net assets of Design and Manufacturing, Ltd. Non-cash activities in 1997 include recording the present value of non-compete contracts for approximately $248,000.

6.   Acquisitions

Effective April 1, 1998, the Company purchased substantially all of the net assets of Design and Manufacturing, Ltd. ("Design") for cash and stock of approximately $5.5 million. The Company also assumed liabilities of approximately $207,000. The common stock issued in this acquisition is subject to a one-year lock-up agreement. The cash portion of the purchase price was financed through operating cash flows. The purchase price was assigned to the assets acquired and liabilities assumed based upon the fair market value of such assets and liabilities. In connection with the acquisition, goodwill of approximately $2.5 million was recorded and will be amortized over 15 years. Design is a leading supplier of film platter systems to the motion picture exhibition industry and was a vendor of the Company. In a related transaction in May 1998, the Company purchased land and a building for $500,000 from the former owner of Design.

During January of 1998, the Company purchased substantially all of the net assets of Sky-Tracker of Florida, Inc. ("Sky-Tracker of Florida") for cash of $575,000. Sky-Tracker of Florida is a rental agent and distributor of high intensity promotional searchlights.

The allocation of the purchase prices for Design and Sky-Tracker of Florida are as follows, net of cash acquired:

     Accounts receivable            $   283,589
     Inventories                        923,187
     Other current assets                 3,359
     Plant and equipment              3,088,599
     Other assets                     2,520,000
     Accounts payable                  (146,560)
     Accrued expenses                   (60,252)
     Purchase price paid in stock    (2,800,000)
                                    -----------
     Purchase price paid in cash    $ 3,811,922
                                    -----------
                                    -----------

During September of 1997, the Company acquired certain assets of Sky-Tracker of America, Inc. ("Sky-Tracker") for cash of approximately $400,000. In connection with the purchase, the Company recorded approximately $167,000 of goodwill which will be amortized over 5 years. In addition, the Company entered into a 3-year non-compete agreement with the owner of Sky-Tracker. The agreement is for a total of $60,000 and is included in other assets and long-term debt in the accompanying consolidated balance sheets.

Effective April 1, 1997, the Company purchased certain net assets, primarily accounts receivable, inventories and fixed assets of Xenotech, Inc. ("Xenotech") for cash of $750,000. The Company also assumed liabilities of $1,175,897. The purchase price has been assigned to the assets acquired and liabilities assumed based upon the fair market value of such assets and liabilities. No goodwill was recorded in connection with the acquisition. Xenotech produces, sells and rents a complete line of stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. In addition, the Company entered into a 5-year non-compete agreement with Xenotech's founder and sole proprietor. The agreement is for a total of $250,000. The present value of the non-compete payments has been included in other assets and long-term debt in the accompanying consolidated balance sheets.

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

7.   Stock Repurchases

On June 26, 1998, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common stock. The timing of the purchases and the actual number of shares to be purchased will depend on market conditions. The Company, through September 30, 1998, has subsequently repurchased 100,000 shares of common stock to be held in treasury for a total
cost of $735,498.   Subsequent to September 30, 1998, the Company repurchased
1,254,500 shares of common stock for a total cost of approximately $8,578,000. On October 30, 1998, the Company's Board of Directors authorized the repurchase of an additional 10% of the Company's outstanding shares. As of October 30, 1998, the Company had 12,477,868 shares of common stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-Q report includes forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; failure of the company's computer systems or that of any of its suppliers, and/or products manufactured and sold by the Company, resulting from the year 2000 problem; domestic and international economic conditions; the management of growth; and, other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenues for the three months ended September 30, 1998 (the "1998 Period") increased $3.5 million or 20.0% to $20.9 million from $17.4 million for the three months ended September 30, 1997 (the "1997 Period"). The following table shows comparative net revenues of theatre and lighting and restaurant products for the respective periods:

                           Three Months Ended September 30,
                               1998              1997
                               ----              ----
     Theatre and lighting   $ 20,208,204     $ 16,736,897
     Restaurant                  643,818          641,961
                            ------------     ------------
     Total net revenues     $ 20,852,022     $ 17,378,858
                            ------------     ------------
                            ------------     ------------

     The increase for the 1998 Period reflects higher revenues from the sale of theatre products. The increase in theatre products reflects increased sales of commercial motion picture projection equipment ("projection equipment"), which rose $3.2 million or 24.0% from $13.3 million in the 1997 Period to $16.5 million in the 1998 Period. This increase was mainly attributed to sales to domestic customers. Included in domestic theatre sales were revenues from Design and Manufacturing, Ltd. which was purchased during the second quarter of 1998 and contributed approximately $689,000. Sales of ISCO-Optic lenses, which are included as part of domestic and foreign projection equipment sales, rose approximately $.3 million or 18.4%. The increase in sales of ISCO-Optic lenses is tied to the increase in sales of projection equipment as many times the lenses are sold with the projector as a unit. ISCO-Optic is a trademark of ISCO-Optic GmbH. Lighting revenues also contributed to the increase in total net revenues, contributing $2.0 million in sales and rentals, an increase of $.5 million over the $1.5 million contributed in the 1997 Period. This increase was due entirely to acquisitions made by the Company. Replacement part revenues were
flat at approximately $1.9 million for the 1998 and 1997 periods.   Sales of
replacement parts fluctuates from quarter to quarter and are not directly related to the volume of projection equipment sold, but are more of a function of the needs of current customers which have projection systems previously purchased from the Company. Restaurant sales, excluding restaurant part sales, also remained flat at $.5 million for the 1998 and 1997 periods.

     Overall, the increase in net revenues was attributed to sales to domestic customers, which rose $2.0 million or 15.2% from $12.8 million in the 1997 Period to $14.8 million in the 1998 Period. Sales to foreign customers rose $1.5 million from $4.5 million in the 1997 Period to $6.0 million in the 1998 Period. This increase was mainly due to sales to Europe and Canada but was offset by the continued softening of sales in Asia and Mexico.

     Gross profit as a percentage of net revenues increased from 29.6% in the 1997 Period to 31.5% in the 1998 Period. The increase can be attributed to synergies obtained through the purchase of Design in April 1998 and certain manufacturing efficiencies due to an increase in production volume during the 1998 Period. The purchase of Design has enabled the Company to generate cost savings by vertically integrating the supply of certain components sold with the Company's projection equipment.

     Operating expenses in the 1998 Period increased approximately $.7 million or 33.6% from the 1997 Period. As a percentage of net revenues, such expenses increased to 13.5% for the 1998 Period from 12.1% for the 1997 Period. The increase can be attributed to the acquisition of Design and to the costs related to the growth strategy of the lighting division. The reason why operating expenses as a percentage of revenue is relatively high for Design is that operating expenses are primarily incurred to generate intercompany revenues which are eliminated in consolidation. This impact is offset by Design's ability to produce a low-cost product for the Company and thus increase gross margins. The reason for the increased operating expenses in the lighting division is due to the Company making a concerted effort to grow the division but has not yet seen the sales growth that was expected.

     Net interest expense was $1,147 for the 1998 Period compared to net interest income of $69,698 for the 1997 Period. The decrease in net interest income from the 1997 Period reflects lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. Borrowings on the line of credit were necessitated due to lower cash flows from operations related to the increase of inventory and the repurchase of 100,000 shares of common stock to be held in treasury.

     The Company's effective tax rate for the 1998 Period was 35.6% compared to 34.0% for the 1997 Period. The increase from the 1997 Period reflects increased sales in the state of California and Illinois related to sales of Xenotech and Design products. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenues for the nine months ended September 30, 1998 (the "1998 Period") increased $5.1 million or 10.5% to $53.5 million from $48.4 million for the nine months ended September 30, 1997 (the "1997 Period"). The following table shows comparative net revenues of theatre and lighting and restaurant products for the respective periods:

                            Nine Months Ended September 30,
                                1998             1997
     Theatre and lighting    $51,783,724     $46,505,519
     Restaurant                1,752,981       1,947,148
                             -----------     -----------
     Total net revenues      $53,536,705     $48,452,667
                             -----------     -----------
                             -----------     -----------

     The increase for the 1998 Period reflects higher revenues from the sale and rental of theatre and lighting products and to the acquisition of Design, which contributed approximately $1.5 million of revenue in the 1998 Period. The increase in theatre products primarily reflects increased sales of projection equipment, which increased approximately $3.6 million or 9.7% from $38.0 million in the

1997 Period to $41.6 million in the 1998 Period. This increase was mainly attributable to increased sales of such equipment to domestic customers.

     Sales of ISCO-Optic lenses, which are sold both domestically and internationally, and are included in projection equipment sales rose approximately 9.9% to $4.7 million from $4.3 million in the 1997 Period. This increase is related to projection equipment sales as many times, the lenses are sold with the projector as a unit. ISCO-Optic is a trademark of ISCO-Optic GmbH. Sales of replacement parts and sales and rentals of lighting equipment also contributed to the overall revenue increase for the 1998 period. Sales of replacement parts rose 3.8% to $5.6 million in the 1998 Period from $5.4 million in the 1997 period due to a higher installed base of projection equipment. Net revenues from lighting products increased $1.5 million from $3.4 million in the 1997 Period to $4.9 million in the 1998 Period. This increase primarily reflects the acquisition of Xenotech, Inc. in the second quarter of 1997, the acquisition of Sky-Tracker of America, Inc. in the third quarter of 1997 and the acquisition of Sky-Tracker of Florida, Inc. in the first quarter of 1998. Net revenues from lighting products, however, were lower than expected mainly due to lower than expected sales and rentals of Xenotech computer-based lighting systems.

     Gross profit as a percentage of net revenues increased from 29.8% in the 1997 Period to 31.1% in the 1998 Period. The increase was attributed to synergies obtained through the purchase of Design and to certain manufacturing efficiencies due to an increase in production volume during the 1998 Period. The purchase of Design has enabled the Company to generate cost savings by vertically integrating the supply of certain components sold with the Company's projection equipment.

     Operating expenses in the 1998 Period increased $1.6 million or 26.0% from the 1997 Period. As a percentage of net revenues, such expenses increased to 14.6% for the 1998 Period from 12.8% for the 1997 Period. The increase can be attributed to the acquisition of Design in April 1998 and to the growth strategy of the lighting division. The reason why operating expenses as a percentage of revenue is high for Design is that operating expenses are primarily incurred to generate intercompany revenues which are eliminated in consolidation. This impact is offset by Design's ability to produce a low cost product for the Company and thus increase gross margins. The reason for the increased operating expenses in the lighting division is that the Company has made a concerted effort to grow the division but has not yet seen the sales growth that was expected.

     Net interest income decreased to $72,768 from $174,471 in the 1997 Period reflecting lower cash on hand and more interest expense due to borrowings on the Company's line of credit with Norwest Bank. Borrowings on the line of credit were necessitated due to lower cash flows from operations relating to the increase of inventory and the repurchase of 100,000 shares of common stock for treasury.

     The Company's effective tax rate for the 1998 Period was 35.6% compared to 35.0% for the 1997 Period. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES


     At September 30, 1998, the Company had $40,175 of long-term obligations. The obligations relate entirely to non-compete agreements set up to be paid in installments.

   As of September 30, 1998, the Company has a $10 million line of credit with Norwest Bank, N.A. (the "Norwest Facility"). At September 30, 1998, there were no borrowings outstanding on the line of credit. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to Norwest Bank's National Money Market Rate as announced from time to time (8.25% at September 30, 1998). All of the Company's assets secure the Norwest Facility. The Norwest Facility agreement contains certain restrictive covenants which include, among other things, a prohibition on the payment of cash dividends and requirements relating to current debt, current debt service coverage and total debt to tangible net worth ratios and tangible net worth. The Company was in compliance with such covenants at September 30, 1998 and December 31, 1997.

     Historically the Company has funded its working capital requirements through cash flow generated by its operations, however, net cash used in operating activities for the nine month period ended September 30, 1998 was $481,224 compared to net cash provided by operating activities for the same period in 1997 of $2,841,401. The decrease in net cash provided by operating activities was due primarily to a $3.5 million decrease in accounts payable, a $2.8 million increase in accounts receivable and a $3.1 million inventory buildup for sales in the fourth quarter of 1998. The Company anticipates that internally generated funds and borrowings under the Norwest Facility will be sufficient to meet its working capital needs. The Company expects that it will have capital expenditures of approximately $2.0 million in 1998.

     Net cash used in investing activities was $5,636,607 for the nine months ended September 30, 1998 compared to $3,348,046 in the same period a year ago. Investing activities for 1998 reflect the acquisition of Sky-Tracker of Florida, Inc. during January of 1998 and the purchase of Design in the second quarter of 1998. Capital expenditures were approximately $1.8 million for the nine months ended September 30, 1998 and primarily relate to the purchase of rental and plant equipment.

    Net cash used in financing activities was $869,398 for the nine months ended September 30, 1998 compared to net cash provided by financing activities of $1,100,193 for the same period last year. The reasons for the change from the 1997 Period relate to the repurchase of common stock for $735,498 and the repayment of obligations relating to non-compete contracts. Subsequent to September 30, 1998, the Company purchased 1.25 million additional shares of common stock for approximately $8,578,000. The Company funded this repurchase by borrowing under the Norwest Facility.

     The Company does not engage in any hedging activities, including currency hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars.

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

YEAR 2000

     The Company has developed a plan to deal with the year 2000 problem in connection with its systems and has begun converting its systems to be year 2000 compliant. The plan provides for the conversions to be completed and tested well before the 1999 year-end. The year 2000 problem, frequently referred to as the "millennium bug", results from the fact that computer programs in the past have been written using only two digits to identify a year, rather than four digits. Because of this, the computer would not recognize years commencing with the digits "20", instead of "19", and could produce erroneous calculations resulting in interruptions and crashes in business operating systems. The Company's information technology systems contain inventory and accounting systems, electronic data interchange, and mechanical systems affecting machinery and equipment. There are four phases involved in assessing the year 2000 problem described by the Company as follows:


     AWARENESS.      Identify all data-impacted systems and products; contact
                     product vendors concerning compliance status and plans.
     ASSESSMENT.     Identify compliance status of all data-impacted systems and equipment; prioritize systems and equipment based on business risk; estimate cost and feasibility of repairing and replacing each non-compliant system and product and finally, establish a testing approach.
     IMPLEMENTATION. Repair or replace each non-compliant system and product;
                     build contingency plans.
     TESTING.        Test the Company's systems and products to gain assurance
                     that the year 2000 problem is fixed.

     The information technology systems are currently in the implementation phase with approximately two months to complete. Year 2000 issues relating to third parties relate to the automated equipment which the company sells to its customers. While the Company is currently assessing the impact to these products, it believes that the equipment already complies with the year 2000 requirements. The Company has currently incurred an inconsequential amount of costs relating to the year 2000 problem and believes that the overall costs will be inconsequential. The Company's risks of its most reasonable likely worst case year 2000 scenarios are not yet known, but the Company is making efforts to analyze the uncertainty and intends to address this uncertainty by the first quarter of 1999.

    If the Company's conversion efforts or the conversion efforts of any of its suppliers do not adequately solve all potential problems, or if the automation products which the Company sells do not operate satisfactorily because of the "Millennium bug", the Company could incur substantial liabilities and potential losses.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June of 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires these enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for fiscal periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company will be required to disclose additional information with regard to segments relating to this statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   11 Computation of net earnings per share for the three and nine months ended September 30, 1998 and 1997

   27   Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K filed for the three months ended September 30, 1998


     No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.


By: /s/  John Wilmers                     By: /s/  Brad French
   --------------------------------------     ----------------------------------
    John Wilmers, President,                  Brad French, Secretary, Treasurer,
    Chief Executive Officer, and Director     and Chief Financial Officer

Date:  October 30, 1998                   Date: October 30, 1998