Form 10-K
period 1998-12-31
BALLANTYNE OF OMAHA INC
filed 1999-03-31
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission File No. 1-13906

                            BALLANTYNE OF OMAHA, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

     DELAWARE                                         47-0587703
     --------                                         ----------
(State of incorporation)                 (I.R.S. Employer Identification No.)

                   4350 MCKINLEY STREET, OMAHA, NEBRASKA 68112
                   -------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, $0.01 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:       NONE

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X      No
                 ----        ----

      As of March 23, 1999, 12,664,371 shares of Common Stock of Ballantyne of Omaha, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on the NYSE) was approximately $68,335,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's Proxy Statement for it's Annual Meeting of Shareholders to be held on May 18, 1999 (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

      Ballantyne of Omaha, Inc. and its subsidiaries (the "Company") is a developer, manufacturer and distributor of commercial motion picture equipment and long-range follow spotlights in the U.S. and abroad. The Company also manufactures, rents and leases specialty entertainment lighting products used at arenas, television and motion picture production studios, theme parks and architectural sites. The Company primarily operates within three business segments; 1) theatre, 2) entertainment lighting and 3) restaurant equipment.

      The Company's business was founded in 1932. Since that time, the Company has manufactured and supplied equipment and services to the commercial motion picture projection industry and to sports and concert arenas and theme parks. In 1983, the Company acquired the assets of the Simplex Projector Division of the National Screen Services Corporation, thereby expanding its commercial motion picture projection equipment business. The Company further expanded its commercial motion picture projection equipment business with the 1993 acquisition of the business of the Cinema Products Division of Optical Radiation Corporation. That division manufactured the Century(R) projector and distributed ISCO-Optic lenses to the theatre and audio visual industries in North America. ISCO-Optic is a trademark of ISCO-Optic GmbH. In December 1994, the Company increased its presence in the international marketplace with the acquisition of Westrex Company, Asia ("Westrex"), which provides the Company with a strategic Far Eastern location and greater access to the expanding economies of the Pacific Rim. In April 1998, the Company vertically integrated their motion picture projection business with the acquisition of Design & Manufacturing, Ltd. ("Design"). Design is a leading supplier of film platter systems to the motion picture exhibition industry.

      The Company also manufactures customized motion picture projection equipment for use in special venues, such as large screen format presentations and other forms of motion picture-based entertainment requiring visual and multimedia special effects. These customers include Imax Corporation, The Walt Disney Company and Universal Studios. The Company helped pioneer the special venue market more than 20 years ago by working with its customers to design and build customized projection systems featuring special effects. During 1998, the Company and MegaSystems, Inc., a full service provider of products and services for the large-format film industry, collaborated on a large format projection system that will be exclusively manufactured by the Company and distributed by MegaSystems, Inc.

      The Company's long-range follow spotlights are used for both permanent installations and touring applications. During 1997, the Company complemented its long-range follow spotlights product line with the acquisition of substantially all of the net assets of Xenotech, Inc. ("Xenotech") and Sky-Tracker of America, Inc. ("Sky-Tracker"). Xenotech is a leading manufacturer and supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. Sky-Tracker sells and rents computer and manually operated high intensity searchlights. Sky-Tracker and Xenotech were merged together and operate a sales and rental office out of a facility in North Hollywood, California. During January 1998, the Company further complemented its lighting segment with the acquisition of Sky-Tracker of Florida, Inc., a rental agent and distributor of high intensity promotional searchlights.

      The Company also manufactures commercial food service equipment, which is sold to convenience store and fast food restaurant operators and to equipment suppliers for resale on a private label basis.

      During 1998, the Company established an audio visual division in Orlando, Florida called Strong Communications. The scope of services that Strong Communications provides are design consulting, rental services and equipment sales in the audio visual industry. By year-end, additional offices were established in Fort Lauderdale and Tampa, Florida.

      The Company's product lines are distributed on a worldwide basis through a network of over 200 domestic and international dealers to major movie exhibitors, ride simulation operators and sports arena and amusement park operators. The Company's broad range of both standard and custom-made equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc., Regal Cinemas, Inc. and Loews Cineplex. As a major supplier of motion picture equipment to the theatre exhibitors, the Company has benefited directly from both the domestic and international growth in motion picture screens.

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

      The Company's principal objective is to increase its U.S. market share and its established international presence in its three business segments. In order to achieve this objective, the Company is pursuing a number of strategies including (i) expanding its presence outside the U.S. by leveraging its relationships with domestic customers who are aggressively expanding internationally and building relationships with international theatre exhibitors, (ii) developing and maintaining strong customer relationships through fully understanding customer needs and furnishing value-added services,
(iii) leveraging its manufacturing expertise, (iv) making strategic acquisitions of complementary or related niche market products, (v) expanding the special venue business and (vi) expanding the entertainment lighting segment.


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

      Domestically, the theatre exhibitors' strategy is to focus on growth and increased market share by building new, multiplex theatres in their key markets, while expanding and refurbishing their existing high traffic locations. Management believes that the trend toward multiplexing or megaplexing is also accelerating internationally as the international marketplace is one, which has historically been underserved. U.S.-based theatre exhibitors are entering the international markets with plans to build modern multiplexes and megaplexes in response to increased movie theatre attendance. International exhibitors, faced with this increased competition, are expected to respond by becoming more aggressive in building these new multiplexes. According to GLOBAL FILM EXHIBITION AND DISTRIBUTION (C) 1998), published by Baskerville, a media and communications market research firm, there will be an estimated

108,800 screens in the world at the end of 1998 and this number is expected to increase by approximately 24,000 net new screens through the year 2007.


BUSINESS STRATEGY

      The Company's principal objective is to increase its U.S. market share and its established international presence. The Company's strategy combines the following key elements:

      EXPAND INTERNATIONAL PRESENCE. As rapid construction of new multiple screen motion picture theatres has extended to the international market, sales of the Company's products to international end users are becoming increasingly important to the Company. Net sales to foreign customers, primarily of theatre products, increased from $11.3 million or 29.4% of consolidated net revenues in 1995 to $22.0 million or 29.3% of consolidated net revenues in 1998 including sales by Westrex. The Company believes that its smaller international market share represents an attractive growth opportunity, as the Company intends to seek a greater market share for its products internationally by working with its domestic dealers and U.S.-based motion picture exhibitor customers as they expand abroad. In addition, the Company is seeking to continue to strengthen and develop its international presence through its international dealer network and the Company's sales force will continue to travel extensively worldwide to market the Company's products. The Company believes that as a result of these efforts, it is well-positioned to expand its brand name recognition and international market share.

      EMPHASIZE CUSTOMER SERVICE. The Company seeks to develop and maintain strong customer relationships by offering a wide variety of standardized commercial theatre and restaurant equipment, working closely with its customers to fully understand their needs and furnishing value-added services such as (i) expertise in engineering and manufacturing high-quality, reliable and innovative products (often designed to customer specifications), (ii) prompt order fulfillment and delivery and (iii) after-sale technical support and emergency service. The Company further supports its products through its replacement parts business, which represents an additional source of recurring income that is less dependent on new screen construction. The Company believes that one of its competitive advantages is its superior customer service, which has resulted in strong, long-lasting customer relationships.

      LEVERAGE MANUFACTURING EXPERTISE. The Company's position as a fully integrated manufacturer enables it to develop, design and customize its products to meet customer specifications and to respond quickly to customers' requests for replacement parts and repair. The Company believes that its integrated manufacturing capabilities allow it to rapidly increase its manufacturing capacity, thereby providing it with a competitive advantage in meeting its customers' accelerating delivery schedules. In addition, its manufacturing capabilities, combined with its emphasis on customer service, have contributed to retaining strong customer relationships and developing new business opportunities and products in both the traditional theatre equipment market and the special venue market.

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

      EXPAND SPECIAL VENUE BUSINESS. The Company believes that there is increasing consumer demand for large screen format presentations and other forms of motion picture-based entertainment which use visual and multimedia special effects. Although sales of special venue products currently represent only a small percentage of the Company's net sales, the Company believes that increasing public demand for such products and the increased publicity generally associated with special venue products create an attractive opportunity for future growth.

      EXPAND ENTERTAINMENT LIGHTING SEGMENT. The Company intends to consolidate the fragmented specialty entertainment lighting industry through complementary acquisitions. In addition, the Company expects to leverage its existing customer and distribution network to grow this division internally.


PRODUCTS

      MOTION PICTURE PROJECTION EQUIPMENT

      The Company is a leading developer, manufacturer and distributor of commercial motion picture projection equipment in the U.S. and abroad. The Company's commercial motion picture projection equipment consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industrywide recognized trademarks of Strong(TM), Simplex(TM), Century(R), Optimax(R), and Ballantyne(TM). The Company's commercial motion picture projection equipment may be sold individually or as an integrated system with other components manufactured by the Company. The Company's commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth.

      The Company's lamphouse consoles are unique to the industry in that they incorporate a solid state power supply, which allows for a broader range of wattages, thereby reducing operating costs, as compared to inefficient copper and iron power transformers. The Company's lamphouse consoles incorporate all elements required for quality film presentations while requiring minimum booth floor space.

      The Company's film handling equipment consists of either a three-deck or five-deck platter and a make-up table which allows the reels of a full length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture.

      Pursuant to a distribution agreement with ISCO-Optic GmbH of Germany, the Company has the exclusive right to distribute ISCO-Optic lenses in North America. Under the distribution agreement, the Company's exclusive right continues through April 30, 2006, subject to the attainment of minimum sales quotas (which the Company has historically exceeded), and thereafter is automatically renewed for successive two-year periods until terminated by either party upon 12 months' prior notice. ISCO-Optic lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen. In addition to incorporating the ISCO-Optic lenses into its own equipment, the Company distributes ISCO-Optic lenses to customers with operations in the theatre and audio visual industries. ISCO-Optic lenses have a leading market share in the U.S. commercial motion picture projector lens market and have won two Academy Awards for technical achievement. The Company does not have any similar right outside of North America.

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

      REPLACEMENT PARTS

      The Company has a significant installed base of motion picture projectors. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company. The Company believes that growth in the installed base of commercial motion picture projectors should result in increased net sales of replacement parts for the Company's commercial motion picture projection equipment. Replacement part sales represent a recurring revenue source for the Company, which is less dependent on new screen construction. Net sales of the Company's replacement parts were $7.3 million, $7.3 million and $6.1 million for 1998, 1997 and 1996, respectively. Sales of replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment sold but are more a function of the needs of current customers which have projection systems previously purchased from the Company.

      SPECIAL VENUE PRODUCTS

      The Company has sold customized commercial motion picture equipment directly to special venue customers such as Imax Corporation, The Walt Disney Company and Electrosonic Systems, Inc. for use at special venue sites such as the Magic Kingdom, EPCOT Center, IMAX Ridefilms Simulators, Universal Studios and Busch Gardens. The Company works closely with its customers to develop, design and engineer customized projection equipment to accommodate various formats required for the special venue industry. The Company manufacturers 4, 5, 8 and 10 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special effects. The Company's ability as a fully integrated manufacturer enables it to work closely with its customers from initial concept and design through manufacturing to the customers' specifications. The Company believes that its reputation for quality and responsiveness and its collaboration with MegaSystems, Inc. provides a competitive advantage in these markets.

      SPOTLIGHT AND OTHER ILLUMINATION PRODUCTS

      The Company is a leading developer, manufacturer and distributor of long-range follow spotlights in the U.S. and abroad. These spotlights are high-intensity general use illumination products designed for both permanent installations and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 3,000 watts. The Company's 400 watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The Company's 3,000 watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot. The Company's long-range follow spotlights are marketed under the Strong(TM) trademark under recognized brand names such as Super Trouper(R), Gladiator(TM) and Roadie(TM).

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

      The Company, through its wholly-owned subsidiary, Xenotech Strong, Inc. ("Xenotech") is a manufacturer and supplier (through both rental and outright sale) of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company's computer-based lighting systems are marketed under the Xenotech(TM) and Britelights(R) trademarks, while the high intensity searchlights are marketed under the Sky-Tracker(TM) trademark.

      Xenotech's and Britelight's specialty illumination products have been used in numerous feature films including BATMAN, TERMINATOR I, TERMINATOR II and INDEPENDENCE DAY and have also been used at live performances such as the Super Bowl half-time shows and are currently illuminating such venues as the Luxor Hotel Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. These products are marketed directly to customers in North America, Europe, South America and the Pacific Rim.

      Sky-Tracker's products have been used at Walt Disney World, Universal Studios, various Olympic Games, grand openings and also have been used by touring musical acts such as The Rolling Stones, and Van Halen.

      The Company believes that it can expand Xenotech's and Sky-Tracker's sales without incurring significant additional expense by utilizing the Company's existing domestic and international dealer network to sell these products and reducing manufacturing costs for previously outsourced products. To achieve this goal, the Company began manufacturing substantially all of the components for these specialty lights during the fourth quarter of 1998.

      RESTAURANT PRODUCTS

      The Company's restaurant product line consists of commercial food service equipment, principally pressure fryers and barbecue/slow roast ovens. The Company's pressure fryers account for the majority of its commercial food service equipment net sales. The Company's restaurant product line is marketed under the Flavor-Crisp(R) and Flavor-Pit(R) trademarks. The Company's commercial food service equipment is supplemented by seasonings, marinades and barbecue sauces manufactured to the Company's specifications by various food product contractors, and by mesquite and hickory woods, paper serving products and point of purchase displays.

      The Company sells its restaurant product line through dealers, who sell primarily to independent convenience store/fast food restaurant operators. The Company also sells its pressure fryers to equipment suppliers directly, on a private label basis, for resale to major chains such as Pathmark and Wal-Mart for use in their delicatessens and sit-down eateries.

SALES, MARKETING AND CUSTOMER SERVICE

      The Company markets and sells its product primarily through a network of over 200 domestic and international dealers to major movie exhibitors, sports arenas and amusement park operators. The Company also sells directly to end users. The Company services its customers in large part through this dealer network, however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact, including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. During 1998, the Company relocated one sales professional to Asia and added another in Germany as the Company executes its international sales plan. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual major industry trade shows such as ShowWest in Las Vegas, ShowEast in Atlantic City, CineAsia in Asia and Cinema Expo in Europe.

      The Company's sales and marketing professionals in all three business segments have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers. By virtue of these relationships, the Company can anticipate marketplace demand, and alter its production schedule accordingly. The Company believes that its continuing sales and marketing focus on anticipating and addressing customer needs and providing consistent, high-level service has enabled it to become the industry market leader in the theatre segment.

      For the years ended December 31, 1998, 1997 and 1996, sales to a customer represented approximately 15%, 20% and 16% of consolidated net revenues, respectively. For the year ended December 31, 1998, sales to another customer represented approximately 14% of consolidated net revenues.

BACKLOG

      At December 31, 1998 and 1997, the Company had backlogs of $16.6 million and $12.7 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months. These backlogs typically increase during the year to reflect increases in the construction of new motion picture screens in anticipation of the holiday movie season. Backlog figures are not necessarily indicative of sales or income for any full twelve-month period.

MANUFACTURING

      The Company's manufacturing operations are primarily conducted at its Omaha, Nebraska manufacturing facility and the manufacturing facility in Fisher, Illinois acquired with the purchase of Design & Manufacturing, Ltd. during 1998. The Company's manufacturing operations at both locations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly and packaging and shipping. The Company believes that Omaha's and Fisher's central location has and will serve to reduce the Company's transportation costs and delivery times of products to the East and West Coasts of the U.S. The Company's manufacturing strategy is to (i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and
(iv) use outside contractors as necessary to meet increased customer demand.

      The Company currently manufactures the majority of the components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products and its ability to customize products to customer specifications. The principal raw materials and components used in the Company's manufacturing processes include aluminum, solid state electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of intermittent movement components and lenses for its commercial motion picture projection equipment lenses and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

QUALITY CONTROL

      The Company believes that its design standards, quality control procedures, and the quality standards for the materials and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. The Company has implemented a quality control program for its theatre, lighting and restaurant product lines which is designed to ensure compliance with the Company's manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company's products during various stages of production and assembly.

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

RESEARCH AND DEVELOPMENT

      The Company's ability to compete successfully depends, in part, upon its continued close work with its existing and new customers. The Company focuses its research and development efforts on the development of new products based on its customers' requirements, including the development of products used for special venues. The Company believes that the introduction of more special venue products will provide opportunity for further growth, both domestically and internationally. Research and development costs charged to operations amounted to approximately $746,000, $647,000 and $485,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

COMPETITION

      Although the Company has a leading position in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company's motion picture projection equipment include Christie Electric Corporation, Cinemeccanica SpA and Kinoton GmbH. In addition to existing motion picture equipment manufacturers, the Company may also encounter competition from new competitors, as well as from the development of new technology for alternative means of motion picture presentation. No assurance can be given that the equipment manufactured by the Company will not become obsolete as technology advances. Certain of the Company's competitors for its motion picture projection equipment have significantly greater resources than the Company. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities.

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

PATENTS AND TRADEMARKS

      The Company owns or otherwise has rights to numerous trademarks used in conjunction with the sale of its products. The Company believes that its success will not be dependent upon patent protection, but rather upon its scientific and engineering "know-how" and research and production techniques.

EMPLOYEES

      As of March 1, 1999 the Company had a total of 386 employees. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

ENVIRONMENTAL MATTERS

      The Company's operations involve the handling and use of substances that are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. The Company believes that it is in material compliance with environmental laws, but there can be no assurance that future additional environmental compliance or remediation obligations will not arise or that such operations could not have a material adverse effect on the Company. The Company does not anticipate any material capital expenditures for environmental matters during 1999.

ITEM 2.  PROPERTIES

      The Company's headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 160,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products, other than those for one of its wholly-owned subsidiaries, Design and Manufacturing, Inc. ("Design"). The Design subsidiary is located in Fisher, Illinois on 2 acres and has one building, with 31,600 square feet under roof. The Company also leases a sales and rental facility for its new audio visual division in Orlando and Ft. Lauderdale, Florida. The Company also leases a sales and service facility in Hong Kong.

     Through its wholly-owned subsidiary, Xenotech Strong, Inc., the Company leases a 24,500 square foot sales and rental facility in North Hollywood, California for the sale and rental of its specialty lighting products. Xenotech Strong, Inc. also leases a sales and rental facility in Orlando, Florida and one in Atlanta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved from time to time in litigation arising out of its operations in the normal course of business. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal 1998, no issues were submitted to a vote of stockholders.

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

                                                       HIGH         LOW
                                                       ----         ---
         1998
               First Quarter                          11 1/8       9 1/8
               Second Quarter                         13 1/8       6 1/4
               Third Quarter                           8 5/8       6 3/8
               Fourth Quarter                          8 3/8       5 1/2
         1997

               First Quarter                          10 3/8       7 3/4
               Second Quarter                         11 5/8       8 7/8
               Third Quarter                          14 1/4      10 7/8
               Fourth Quarter                         12 1/2       9 1/2
         1996

               First Quarter                           3 7/8       3
               Second Quarter                          7 1/2       3 5/8
               Third Quarter                           6 7/8       4 5/8
               Fourth Quarter                          8 3/8       5 7/8

      On March 23, 1999 the last reported per share sale price for the Common Stock was $7.25. At March 23, 1999, there were 205 holders of record of the Common Stock and the Company had 12,664,371 shares of Common Stock outstanding.

DIVIDEND POLICY

      The Company intends to retain its earnings to assist in financing its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board. The Company's line of credit contains certain prohibitions on the payment of cash dividends. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions and the Company's financial condition and capital requirements, as well as any other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference to the Company's Annual Report as set forth on page 15.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Company's Annual Report as set forth on pages 10 through 15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to fluctuation in the interest rate and foreign currency environment and has concluded that its exposure to these fluctuations would not be material to the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements called for by this item are hereby incorporated by reference to the Company's Annual Report as set forth on pages 17 through 35, together with the independent auditor's report on page 16. The supplemental quarterly financial information is incorporated herein by reference to page 35 of the Company's Annual Report.


                         INDEPENDENT AUDITORS' REPORT ON
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.



We have audited the consolidated financial statements of Ballantyne of Omaha, Inc. and Subsidiaries (the Company) as of December 31, 1998 and 1997 and for the three-year period ended December 31, 1998, and have issued our report thereon dated January 18, 1999; such consolidated financial statements and report are included in the 1998 Annual Report to Shareholders of the Company and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company for the three-year period ended December 31, 1998 listed in Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



KPMG PEAT MARWICK LLP
Omaha, Nebraska
January 18, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1999, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1999, under the caption REPORT ON EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1999, under the captions GENERAL and ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1999, under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.      The following documents are filed as part of this report:                  Page No.
                                                                                   --------
      1.        Financial Statements:

                The following consolidated financial statements of Ballantyne of Omaha, Inc. and subsidiaries have been incorporated by reference to pages 16 through 35 of the Company's Annual Report to Shareholders for the year ended December 31, 1998:

                Independent Auditor's Report - Three-Year Period Ended December
                31, 1998.

                Consolidated Balance Sheets - December 31, 1998 and 1997.

                Consolidated Statements of Income - Three-Year Period Ended
                December 31, 1998.

                Consolidated Statements of Stockholders' Equity - Three-Year
                Period Ended December 31, 1998.

                Consolidated Statements of Cash Flows - Three-Year Period Ended
                December 31, 1998.

                Notes to Consolidated Financial Statements - Three-Year Period
                Ended December 31, 1998.

                Consolidated Financial Statement Schedule - Three-Year Period
                Ended December 31, 1998.


                SCHEDULE II - Valuation and Qualifying Accounts

                All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

                Separate financial statements of the Registrant have been omitted because the Registrant meets the requirement which permit omission.

b.      Reports on Form 8-K filed for the three months ended December 31, 1998:

      1.      None

                                                                                   Page No.
                                                                                   --------

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

        2.7     Asset Purchase Agreement dated January 29, 1998 between the
                Company and Sky-Tracker of Florida, Inc. (incorporated by reference to Exhibit 2.7 to the Form 10-K for the year ended
                December 31, 1997) (the "1997 10-K")

        2.8     Asset Purchase Agreement between the Company and Design and
                Manufacturing, Ltd. (incorporated by reference to Exhibit 2.8 to the Form 10-Q for the quarter ended March 31, 1998)

        2.9     Asset Purchase Agreement between the Company and ARC, EFX,
                Inc...................................................................21

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

        4.3 Second Amendment to Loan Agreement dated August 30, 1995 between the Company and Norwest Bank Nebraska, N.A. dated August 29,
                1997 (incorporated by reference to Exhibit 4.3 to the Form 10-Q for the quarter ended September 30, 1997)

        4.4     Third Amendment to Loan Agreement dated August 30, 1995 between the Company and Norwest Bank, N.A. dated December 1, 1998.............31

                                                                                   Page No.
                                                                                   --------
        10.17   Amendment to the Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Form 10-Q for the quarter ended June 30, 1998)

        10.18   Amendment to the Company's 1995 Outside Directors Stock Option
                Plan (incorporated by reference to Exhibit 10.18 to the Form
                10-Q for the quarter ended June 30, 1998)

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

        10.3.8  Employment Agreement dated May 1, 1998 between the Company and
                Brad French (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended June 30, 1998) *

        10.3.9  Consulting Agreement between the Company and Arnold S. Tenney dated January 1, 1999.................................................37

        10.6    Distributorship Agreement dated as of March 1, 1992 between
                ISCO-Optic GmbH and the Company (incorporated by reference to Exhibit 10.6 to the Form S-1)

                                                                                   Page No.
                                                                                   --------
        10.6.1  First Amendment dated December 4, 1998, to Distributorship
                Agreement dated as of March 1, 1992, between ISCO-Optic GmbH and the Company...........................................................39

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

        10.9 Form of 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Form S-1)

        10.9.1 Amendment to the 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9.1 to the 1996 Form 10-K)

        10.10 Form of Management Services Agreement by and between the Company and Canrad, Inc. (incorporated by reference to Exhibit 10.10 to the Form S-1) *

        10.10.1 Amendment to Management Services Agreement by and between the Company and Canrad, Inc. dated July 1, 1997 (incorporated by reference to the 1997 Form 10-K)*

        10.10.2 Second Amendment to Management Services Agreement by and between the Company and Canrad, Inc. dated January 1, 1999....................41

        10.11   Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Form S-1)

        10.11.1 Amendment to the Profit Sharing Plan (incorporated by reference to Exhibit 10.11.1 to the 1996 Form 10-K)

        10.14 Stock Option Agreement dated as of September 19, 1995 between the Company and Jaffoni & Collins Incorporated (incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended June 30, 1996)

        13      Annual Report to
                Shareholders..........................................................

        11      Computation of net earnings per share.................................42

        21 Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

                                                   Jurisdiction of
                      Name                          Incorporation
                      ----                          -------------
            a.    Strong Westrex, Inc.                 Nebraska
            b.    Xenotech Rental Corp.                Nebraska
            c.    Design & Manufacturing, Inc.         Nebraska
            d.    Xenotech Strong, Inc.                Nebraska

        23      Consent of KPMG Peat Marwick LLP...................................... 43

        27      Financial Data Schedule (for SEC information only)

      * Management contract or compensatory plan.

                                                                     SCHEDULE II


                            Ballantyne Of Omaha, Inc.
                                and Subsidiaries
                        Valuation and Qualifying Accounts




                                        Balance at      Charged to    Amounts      Balance
                                         beginning      costs and     written      at end
                                         of year        expenses      off (1)      of year
                                        ---------       -------       -------       -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 1998 -
    Allowance for doubtful accounts     $ 215,823       273,122        92,160       396,785
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
Year ended December 31, 1997 -
    Allowance for doubtful accounts     $ 143,000       187,110       114,287       215,823
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
Year ended December 31, 1996-
    Allowance for doubtful accounts     $ 118,003        63,995        38,998       143,000
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
INVENTORY RESERVES

Year ended December 31, 1998 -
    Inventory reserves                  $ 957,683       293,503       147,191     1,103,995
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
Year ended December 31, 1997 -
    Inventory reserves                  $ 879,486       601,201       523,004       957,683
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
Year ended December 31, 1996-
    Inventory reserves                  $ 773,272       256,428       150,214       879,486
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
WARRANTY RESERVES

Year ended December 31, 1998 -
    Warranty reserves                   $  98,720       446,085       368,882       175,983
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
Year ended December 31, 1997 -
    Warranty reserves                   $ 165,953       403,656       470,889        98,720
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------
Year ended December 31, 1996-
    Warranty reserves                   $ 149,137       380,000       363,184       165,953
                                        ---------       -------       -------       -------
                                        ---------       -------       -------       -------


(1)The deductions from reserves are net of recoveries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.


By: /s/ John Wilmers                     BY: /s/ Brad French
   ------------------------------------     ------------------------------------
   John Wilmers, President,                  Brad French, Secretary, Treasurer,
   Chief Executive Officer, and Director     and Chief Financial Officer

Date:  March 15, 1998                    Date:  March 15, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Arnold S. Tenney                 By: /s/ Ronald H. Echtenkamp
   ------------------------------------     ------------------------------------
     Arnold S. Tenney, Chairman and          Ronald H. Echtenkamp, Director
     Director

Date:  March 15, 1998                    Date:  March 15, 1998

By: /s/ Jeffrey D. Chelin                By: /s/ Colin G. Campbell
   ------------------------------------     ------------------------------------
     Jeffrey D. Chelin, Director             Colin G. Campbell, Director

Date:  March 15, 1998                    Date:  March 15, 1998


By: /s/ Yale Richards                    By: /s/  Marshall Geller
   ------------------------------------     ------------------------------------
     Yale Richards, Director                 Marshall Geller, Director

Date:  March 15, 1998                    Date: March 15, 1998