Form 10-Q
period 1999-03-31
BALLANTYNE OF OMAHA INC
filed 1999-05-17
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                       Commission File Number
March 31, 1999                                          1-13906

                            BALLANTYNE OF OMAHA, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                          47-0587703
-------------------------------                       ----------------------
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

     Class                                      Outstanding as of April 28, 1999
----------------
Common Stock, $.01
par value                                               12,640,994 shares

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                    INDEX

                                                                                    Page
                                                                                    ----
Part I.    Financial Information

Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheets-March 31, 1999 and December 31, 1998.....   2

              Consolidated Statements of Income-Three Months Ended
                 March 31, 1999 and 1998...........................................   3

              Consolidated Statements of Stockholders' Equity-
                 Three Months Ended March 31, 1999.................................   4

              Consolidated Statements of Cash Flows-Three Months Ended
                 March 31, 1999 and 1998...........................................   5

              Notes to Consolidated Financial Statements-
                 Three Months Ended March 31, 1999.................................   6

Item 2.    Management's Discussion and Analysis of Results of
                 Operations and Financial Condition................................  11

Part II.   Other Information.......................................................  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Ballantyne of Omaha, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                     March 31,       December 31,
                                                                       1999              1998
                                                                       ----              ----
                                                                    (Unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                                  $  1,092,428      $    594,686
        Accounts receivable (less allowance for doubtful
            accounts of $450,168 in 1999 and $396,785 in 1998)       16,229,111        17,255,221
        Inventories                                                  23,348,695        21,434,395
        Deferred income taxes                                         1,010,917           864,568
        Other current assets                                             29,831            43,611
                                                                   ------------      ------------
            Total current assets                                     41,710,982        40,192,481

Plant and equipment, net                                             13,019,434        12,695,989
Other assets, net                                                     3,604,589         3,664,710
                                                                   ------------      ------------
            Total assets                                           $ 58,335,005      $ 56,553,180
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                           $  5,746,217      $  5,936,825
        Accrued expenses                                              2,384,688         2,500,614
        Income taxes payable                                          1,755,833           752,809
                                                                   ------------      ------------
            Total current liabilities                                 9,886,738         9,190,248

Deferred income taxes                                                   472,947           471,319
Long-term debt                                                           52,750            47,372
Notes payable to bank                                                11,427,000        12,229,000

Stockholders' equity:
        Preferred stock, par value $.01 per share;
            authorized 1,000,000 shares, none outstanding                   -                 -
        Common stock, par value $.01 per share;
            authorized 25,000,000 shares; issued
            14,466,171 shares in 1999 and 14,450,702
            shares in 1998                                              144,662           144,507
        Additional paid-in capital                                   31,254,951        31,211,329
        Retained earnings                                            17,447,063        15,610,511
                                                                   ------------      ------------
                                                                     48,846,676        46,966,347
Less cost of 1,801,800 common shares in treasury, at cost           (12,351,106)      (12,351,106)
                                                                   ------------      ------------
            Total stockholders' equity                               36,495,570        34,615,241
                                                                   ------------      ------------
            Total liabilities and stockholders' equity             $ 58,335,005      $ 56,553,180
                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                1999              1998
                                                ----              ----
Net revenues                               $ 20,197,020      $ 17,271,887
Cost of revenues                             14,017,333        11,963,465
                                           ------------      ------------
         Gross profit                         6,179,687         5,308,422
Operating expenses:
    Selling                                   1,091,545           862,235
    General and administrative                1,878,241         1,570,673
                                           ------------      ------------
         Total operating expenses             2,969,786         2,432,908
                                           ------------      ------------

         Income from operations               3,209,901         2,875,514

Interest income                                   2,877            73,170
Interest expense                               (235,041)           (4,190)
                                           ------------      ------------
         Net interest income (expense)         (232,164)           68,980
                                           ------------      ------------

         Income before income taxes           2,977,737         2,944,494

Income taxes                                  1,141,185         1,043,076
                                           ------------      ------------

         Net income                        $  1,836,552      $  1,901,418
                                           ============      ============

Net income per share:
         Basic                             $       0.14      $       0.13
                                           ============      ============
         Diluted                           $       0.14      $       0.13
                                           ============      ============
Weighted average shares outstanding:
         Basic                               12,677,434        14,232,543
                                           ============      ============
         Diluted                             13,328,863        14,948,489
                                           ============      ============

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                        Three Months Ended March 31, 1999
                                   (Unaudited)

                                                                          Additional                                      Total
                                             Preferred       Common        Paid-in-        Retained      Treasury      Stockholders'
                                               Stock          Stock         Capital        Earnings        Stock          Equity
                                            -----------    -----------    -----------    -----------    -----------    ------------
Balance at December 31, 1998                 $      -          144,507     31,211,329     15,610,511    (12,351,106)    34,615,241

Net income                                          -              -              -        1,836,552            -        1,836,552

Issuance of 15,469 shares of common stock
upon exercise of stock options                      -              155         43,622            -              -           43,777
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at March 31,1999                     $      -          144,662     31,254,951     17,447,063    (12,351,106)    36,495,570
                                            ===========    ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                         1999              1998
                                                                         ----              ----
Cash flows from operating activities:
       Net income                                                     $ 1,836,552      $ 1,901,418
       Adjustments to reconcile net income to
           net cash provided by operating
           activities:
                 Depreciation and amortization                            663,856          320,660

       Changes in assets and liabilities, net of assets acquired:
                 Accounts receivables                                   1,026,110          421,381
                 Inventories                                           (1,914,300)      (1,963,514)
                 Other current assets                                      13,780           29,453
                 Accounts payable                                        (190,608)      (3,141,291)
                 Accrued expenses                                        (115,926)        (166,058)
                 Income taxes                                             858,303        1,041,531
                 Other assets                                             (27,489)        (215,343)
                                                                      -----------      -----------

                 Net cash provided by (used in)
                     operating activities                               2,150,278       (1,771,763)
                                                                      -----------      -----------

Cash flows from investing activities:
       Business combination                                                   -           (575,000)
       Capital expenditures                                              (894,313)        (436,968)
                                                                      -----------      -----------
                 Net cash used in investing
                     activities                                          (894,313)      (1,011,968)
                                                                      -----------      -----------

Cash flows from financing activities:
       Repayments of long-term debt and
           revolving credit facility                                     (802,000)         (50,000)
       Proceeds from exercise of stock options                             43,777           33,490
                                                                      -----------      -----------
                 Net cash used in financing activities                   (758,223)         (16,510)
                                                                      -----------      -----------
                 Net increase (decrease) in cash
                     and cash equivalents                                 497,742       (2,800,241)

Cash and cash equivalents at beginning of period                          594,686        7,701,507
                                                                      -----------      -----------
Cash and cash equivalents at end of period                            $ 1,092,428      $ 4,901,266
                                                                      ===========      ===========

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1999
                                   (Unaudited)

1.    Company

Ballantyne of Omaha Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 25.6% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

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

b.    Stock Dividend and Split

The Company's Board of Directors declared a 5% stock dividend of the Company's common stock on January 28, 1999. The stock dividend was payable March 1, 1999 to shareholders of record on February 15, 1999. The stock dividend resulted in the issuance of 601,455 shares of common stock. The dividend has been accounted for as if it occurred on December 31, 1998.

The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on April 21, 1998. The stock split was in the form of a 50% common stock dividend payable June 12, 1998 to shareholders of record on May 29, 1998. Share and per share data have been restated to reflect the stock split as of the earliest period presented.

c.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1999
                                   (Unaudited)

d.    Plant and Equipment

Significant expenditures for the replacement or expansion of plant and equipment are capitalized. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives range from 3 to 20 years.

e.    Revenue Recognition

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

g.    Net Income Per Common Share

Net income per share - basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net income per share - diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Net income per share - diluted includes an increase in the weighted average shares outstanding for dilutive stock options of 651,429 and 715,946 for the three months ended March 31, 1999 and 1998, respectively. All share and per share data have been restated to reflect the stock dividend and stock split as of the earliest period presented.

h.    Reclassifications

Certain of the 1998 amounts have been reclassified to conform with the 1999 presentation.

3.    Inventories

Inventories consist of the following:

                                     March 31,      December 31,
                                       1999             1998
                                       ----             ----
     Raw materials and supplies     $16,777,339     $16,404,416
     Work in process                  3,791,721       3,115,163
     Finished goods                   2,779,635       1,914,816
                                    -----------     -----------
                                    $23,348,695     $21,434,395
                                    ===========     ===========

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1999
                                   (Unaudited)

4.    Acquisitions

During January of 1998, the Company purchased substantially all of the net assets of Sky-Tracker of Florida, Inc. ("Sky-Tracker of Florida") for cash of $575,000. Sky-Tracker of Florida is a rental agent and distributor of high intensity promotional searchlights.

Effective April 1, 1998, the Company purchased substantially all of the net assets of Design and Manufacturing, Ltd. ("Design") for cash and stock of approximately $5.5 million. The Company also assumed liabilities of approximately $207,000. The common stock issued in this acquisition is subject to a one-year lock-up agreement. The cash portion of the purchase price was financed through operating cash flows. In connection with the acquisition, goodwill of approximately $2.5 million was recorded and is being amortized over 15 years. Design is a leading supplier of film platter systems to the motion picture exhibition industry and was a vendor of the Company. In a related transaction in May 1998, the Company purchased land and a building for $500,000 from the former owner of Design.

During June of 1998, the Company purchased substantially all of the assets of a distributor of follow spotlights for a purchase price of $125,000.

5.   Business Segment Information

The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The restaurant segment includes the design, manufacture, assembly and sale of pressure fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbecue sauces, mesquite and hickory woods and point of purchase displays.

The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost. Prior year amounts have been presented to conform with the current year presentation.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1999
                                   (Unaudited)

            SUMMARY BY BUSINESS SEGMENTS

                                                      March 31,        March 31,
                                                        1999             1998
                                                        ----             ----
Net revenue
           Theatre                                  $ 17,600,018      $ 14,997,082
           Lighting                                    2,083,074         1,742,965
           Restaurant                                    513,928           531,840
                                                    ------------      ------------
                     Total                          $ 20,197,020      $ 17,271,887

Gross profit
           Theatre                                  $  5,424,426      $  4,550,706
           Lighting                                      645,367           598,989
           Restaurant                                    109,894           158,727
                                                    ------------      ------------
                     Total                             6,179,687         5,308,422
Corporate overhead                                    (2,969,786)       (2,432,908)
                                                    ------------      ------------
Operating income                                       3,209,901         2,875,514
Net interest income (expense)                           (232,164)           68,980
                                                    ------------      ------------
                     Income before income taxes     $  2,977,737      $  2,944,494
                                                    ============      ============

Identifiable assets
           Theatre                                  $ 49,884,233      $ 50,352,313
           Lighting                                    7,597,511         5,401,462
           Restaurant                                    853,261           799,405
                                                    ------------      ------------
                     Total                          $ 58,335,005      $ 56,553,180
                                                    ============      ============

Expenditures on capital equipment
           Theatre                                  $    493,186      $    296,798
           Lighting                                      401,127           140,170
           Restaurant                                        -                 -
                                                    ------------      ------------
                     Total                          $    894,313      $    436,968
                                                    ============      ============

Depreciation and amortization
           Theatre                                  $    397,691      $    235,019
           Lighting                                      266,165            85,641
           Restaurant                                        -                 -
                                                    ------------      ------------
                     Total                          $    663,856      $    320,660
                                                    ============      ============

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1999
                                   (Unaudited)

            SUMMARY BY GEOGRAPHICAL AREA:

                                 March 31,       March 31,
                                   1999            1998
                                   ----            ----
Net revenue
           United States       $17,168,340     $13,600,787
           Canada                1,098,416       1,364,748
           Asia                    912,508         717,771
           Mexico                   74,346         117,824
           Europe                  769,422         888,256
           Other                   173,988         582,501
                               -----------     -----------
                     Total     $20,197,020     $17,271,887
                               ===========     ===========

Identifiable assets
           United States       $57,499,702     $55,741,472
           Canada                      -               -
           Asia                    835,303         811,708
           Mexico                      -               -
           Europe                      -               -
           Other                       -               -
                               -----------     -----------
                     Total     $58,335,005     $56,553,180
                               ===========     ===========

Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

6.  Related Party Transaction

On April 14, 1999, the Company entered into a term loan agreement with the Chairman of the Board of the Company. Under the terms of the agreement, the Company is obligated to advance $500,000 to the Chairman upon written request to do so. The Chairman concurrently entered into an agreement with Arc International Corporation ("Arc") to loan the proceeds from this note to Arc under similar terms. The unpaid balance on the term loan bears interest at 1% above the current interest rate on the Company's revolving credit facility. As of the date of this 10Q, no amounts have been advanced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this 10Q. Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; failure of the Company's computer systems or that of any of its suppliers, and/or products manufactured and sold by the Company, resulting from the year 2000 problem; domestic and international economic conditions; the management of growth; and, other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Net revenues for the three months ended March 31, 1999 (the "1999 Period") increased $2.9 million or 16.9% to $20.2 million from $17.3 million for the three months ended March 31, 1998 (the "1998 Period"). The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

                                 Three Months Ended March 31,
                                 ----------------------------
                                     1999           1998
                                     ----           ----
     Theatre                     $17,600,018     $14,997,082
     Lighting                      2,083,074       1,742,965
     Restaurant                      513,928         531,840
                                 -----------     -----------
          Total net revenues     $20,197,020     $17,271,887
                                 ===========     ===========

The increase in total net revenues primarily reflects higher sales of theatre products. The increase in theatre products relate to higher sales of commercial motion picture projection equipment ("projection equipment"), which rose $2.2 million or 18.9% from $11.8 million in the 1998 Period to $14.0 million in the 1999 Period. This reflects increased sales of projection equipment to domestic customers as motion picture exhibitors continue to build new multi-screen theatre complexes. Also contributing to the increase in sales of theatre products were higher sales of ISCO-Optic lenses which increased approximately $.4 million to $1.8 million in the 1999 Period from $1.4 million in the 1998 Period. ISCO-Optic is a trademark of ISCO-Optic GmbH. Replacement part sales for the theatre segment were lower in the 1999 Period decreasing $0.04 million from the 1998 Period. Sales of ISCO-Optic lenses and replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers which have projection systems previously purchased from the Company.

Lighting segment revenue also contributed to the increase in total net revenues, contributing $2.1 million in sales and rentals, an increase of $.4 million over the $1.7 million contributed in the 1998 Period. The increase was mainly due to higher sales and rentals of the Sky-Tracker product line.

Restaurant sales were flat at $.5 million for the 1999 and 1998 periods.

Overall, consolidated net revenues from domestic customers increased $3.6 million to $17.2 million in the 1999 Period from $13.6 million in the 1998 Period. Net revenues from foreign customers decreased $.6 million or 16.7% to $3.0 million from $3.6 million in the 1998 Period. This decrease was attributable to lower sales in Canada, Europe, and Latin America, however, sales were higher in Asia compared to the prior year.

Gross profit increased $.9 million in the 1999 Period to $6.2 million, but as a percent of revenue decreased to 30.6% from 30.7% in the 1998 Period. Theatre segment gross profit as a percentage of net revenues rose slightly to 30.8% from 30.3% in the 1998 Period as certain pricing concessions were offset by manufacturing synergies. Gross margin as a percentage of net revenues in the lighting segment decreased from 34.4% in the 1998 Period to 31.0% in the 1999 Period. This decline was due to lower rental revenues as a percentage of total revenues and lower rental revenues compared to the 1998 Period. Rental revenue generally carries a higher margin than product sales. Restaurant margins as a percentage of sales declined from 29.8% to 21.4% in the 1999 Period due to lower revenues and a different product mix compared to prior year.

Operating expenses in the 1999 Period increased approximately $.5 million or 22.1% from the 1998 Period. As a percentage of net revenues, such expenses increased to 14.7% for the 1999 Period from 14.1% for the 1998 Period. The increase can be attributed to the acquisition of Design and to costs related to the lighting segment. Operating expenses as a percentage of revenue are relatively high for Design because a majority of Design's sales are eliminated in consolidation. This impact is offset by Design's ability to produce a low-cost product for the Company and thus increase gross margins. The reason for the increased operating expenses in the lighting segment relates to the Company making a concerted effort to grow this segment but has not yet seen the revenue growth that was anticipated.

Net interest expense was $232,164 in the 1999 Period compared to net interest income of $68,980 in the 1998 Period. The change from the prior year reflects lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. These borrowings were necessitated due to the repurchase of 1.8 million shares of common stock during the third and fourth quarters of 1998.

The Company's effective tax rate for the 1999 Period was 38.3% compared to 35.4% in the 1998 Period. The increase reflects higher state taxes related to the Company having operations in more states than the prior year. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

For the reasons outlined above, net income decreased $0.06 million or 3.4% to $1.84 million in the 1999 Period from $1.9 million in the 1998 Period. Net income per share - basic and diluted were $0.14 per share and $0.13 per share for the 1999 and 1998 Periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company maintained a $20 million line of credit with Norwest Bank Nebraska, N.A. (the "Norwest Facility"). At March 31, 1999, $8.6 million of the Norwest Facility was unused. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to the Prime Rate less 0.5% (7.25% at March 31, 1999). All of the Company's assets secure the Norwest Facility. The Company was in compliance with all restrictive covenants at March 31, 1999 and 1998.

Historically the Company has funded its working capital requirements through cash flow generated by its operations. Net cash provided by operating activities ("operating cash flow") was $2.2 million in the 1999 Period compared to cash used in operating activities of $1.8 million in the 1998 Period. The increase in operating cash flow was due to the timing of payments to vendors compared to the 1998 Period and also to a $1.0 million decrease in accounts receivable.

The Company anticipates that internally generated funds and borrowings available under the Norwest Facility will be sufficient to meet its working capital needs, planned 1999 capital expenditures and to pursue opportunities to expand its markets and businesses.

Net cash used in investing activities was $.9 million and $1.0 million for the 1999 and 1998 Periods, respectively. Investing activities in the 1999 Period reflect capital expenditures while investing activities in the 1998 Period reflect the acquisition of Sky-Tracker of Florida, Inc. for $.58 million and capital expenditures of $.4 million.

Net cash used in financing activities was $.8 million for the 1999 Period compared to $.02 million in the 1998 Period. The increase in cash used relates to the payments on the Company's line of credit.

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

YEAR 2000

The Company has developed a plan to deal with the year 2000 problem in connection with its systems and began converting its systems to be year 2000 compliant. The plan provides for the conversions to be completed and tested before the 1999 year-end. The year 2000 problem, frequently referred to as the "millennium bug", results from the fact that computer programs in the past have been written using only two digits to identify a year, rather than four digits. Because of this, the computer would not recognize years commencing with the digits "20", instead of "19", and could produce erroneous calculations resulting in interruptions and crashes in business operating systems. The company's information technology systems contain inventory and accounting systems, electronic data interchange, and mechanical systems affecting machinery and equipment.

There are four phases involved in assessing the year 2000 problem described by the Company as follows:

AWARENESS Identify all data-impacted systems and products; contact product vendors concerning compliance status and plans.

ASSESSMENT Identify compliance status of all data-impacted systems and equipment; prioritize systems and equipment based on business risk; estimate cost and feasibility of repairing and replacing each non-compliant system and product and finally, establish a testing approach.

IMPLEMENTATION Repair or replace each non-compliant system and product; build contingency plans.

TESTING Test the Company's systems and products to gain assurance that the year 2000 problem is fixed.

The information technology systems are currently in the implementation phase. The Company expects the implementation and testing phase to be completed by the end of the third quarter. Year 2000 issues relating to third parties relate to the automated equipment which the Company sells its customers. While the Company is currently assessing the impact to these products, it believes that the equipment already complies with the year 2000 requirements. The Company has currently incurred an inconsequential amount of costs relating to the year 2000 problem and believes that the overall costs will be inconsequential. The Company could incur substantial liabilities and potential losses if the Company's conversion efforts or the conversion efforts of any of its suppliers do not adequately solve all potential problems, or if the automation products which the Company sells do not operate satisfactorily because of the "millennium bug." This represents the Company's most reasonable worst case, year 2000 scenario.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedging accounting. The Company's required adoption date is January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods and as of March 31, 1999, the Company had no derivatives or hedging activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company has evaluated its exposure to fluctuations in the interest rate and foreign currency environment and has concluded that its exposure to these fluctuations would not be material to the consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 16.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       10.4 Term loan between the Company and Arnold S. Tenney dated April 14, 1999

       11    Computation of net income per share

       27    Financial Data Schedule (for SEC information only)

(b)    Reports on Form 8-K filed for the three months ended March 31, 1999

       No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:  /s/  John Wilmers                By:  /s/  Brad French
     ------------------------------        ----------------------------------
     John Wilmers, President,              Brad French, Secretary, Treasurer,
     Chief Executive Officer,              and Chief Financial Officer
     and Director

     Date:  May 11, 1999                   Date:  May 11, 1999