Form 10-Q
period 1999-06-30
BALLANTYNE OF OMAHA INC
filed 1999-08-16
CIK 946454

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


For Quarter Ended                                  Commission File Number
June 30, 1999                                              1-13906


                           BALLANTYNE OF OMAHA, INC.
                           -------------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                             47-0587703
-------------------------------                           ----------------------
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


     Class                                       Outstanding as of July 30, 1999
------------------
Common Stock, $.01
par value                                               12,574,053 shares

                  BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                     INDEX


Part I.  Financial Information

                                                                                                Page
                                                                                                ----
Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets-June 30, 1999 and December 31, 1998......................2

             Consolidated Statements of Income- Three and Six Months Ended
                June 30, 1999 and  1998...........................................................3

             Consolidated Statements of Stockholders' Equity-
                Six Months Ended June 30, 1999....................................................4

             Consolidated Statements of Cash Flows- Six Months Ended
                June 30, 1999 and 1998............................................................5

             Notes to Consolidated Financial Statements
                Six Months Ended June 30, 1999....................................................6

Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition...................................................11

Part II. Other Information.......................................................................17


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Ballantyne of Omaha, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                        June 30,        December 31,
                                                                          1999              1998
                                                                      -----------       ------------
                                                                      (Unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                                    $    680,805       $    594,686
        Accounts receivable (less allowance for doubtful
          accounts of $532,910 in 1999 and $396,785 in 1998)           16,889,918         17,255,221
        Inventories                                                    24,287,746         21,434,395
        Deferred income taxes                                           1,071,035            864,568
        Other current assets                                              540,852             43,611
                                                                     ------------       ------------
            Total current assets                                       43,470,356         40,192,481

Plant and equipment, net                                               13,555,945         12,695,989
Other assets, net                                                       3,524,998          3,664,710
                                                                     ------------       ------------
            Total assets                                             $ 60,551,299       $ 56,553,180
                                                                     ------------       ------------
                                                                     ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                             $  6,616,434       $  5,936,825
        Accrued expenses                                                2,410,077          2,500,614
        Income taxes payable                                              864,395            752,809
                                                                     ------------       ------------
            Total current liabilities                                   9,890,906          9,190,248

Deferred income taxes                                                     610,634            471,319
Long-term debt                                                             58,127             47,372
Notes payable to bank                                                  12,684,000         12,229,000

Stockholders' equity:
        Preferred stock, par value $.01 per share;
          authorized 1,000,000 shares, none outstanding                    -                  -
        Common stock, par value $.01 per share;
          authorized 25,000,000 shares; issued
          14,486,813 shares in 1999 and 14,450,702
          shares in 1998                                                  144,868            144,507
        Additional paid-in capital                                     31,309,523         31,211,329
        Retained earnings                                              19,270,255         15,610,511
                                                                     ------------       ------------
                                                                       50,724,646         46,966,347
Less cost of common shares in treasury, at cost
        (1,913,383 shares in 1999 and 1,801,800 in 1998)              (13,417,014)       (12,351,106)
                                                                     ------------       ------------
            Total stockholders' equity                                 37,307,632         34,615,241
                                                                     ------------       ------------
            Total liabilities and stockholders' equity               $ 60,551,299       $ 56,553,180
                                                                     ------------       ------------
                                                                     ------------       ------------


See accompanying notes to consolidated financial statements.

                  Ballantyne of Omaha, Inc. and Subsidiaries
                       Consolidated Statements of Income
               Three and Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


                                                    Three Months Ended               Six Months Ended
                                                          June 30                        June 30
                                                   --------------------            --------------------
                                                   1999            1998            1999            1998
                                                   ----            ----            ----            ----
Net revenues                                   $21,303,110     $15,412,796     $41,500,130     $32,684,683
Cost of revenues                                15,103,080      10,644,092      29,120,413      22,607,557
                                               -----------     -----------     -----------     -----------
           Gross profit                          6,200,030       4,768,704      12,379,717      10,077,126
Operating expenses:
       Selling                                   1,197,932         964,794       2,289,477       1,827,029
       General and administrative                1,874,316       1,583,389       3,752,557       3,154,062
                                               -----------     -----------     -----------     -----------
           Total operating expenses              3,072,248       2,548,183       6,042,034       4,981,091
                                               -----------     -----------     -----------     -----------

           Income from operations                3,127,782       2,220,521       6,337,683       5,096,035

Interest income                                      5,117          13,399           7,994          86,569
Interest expense                                  (192,420)         (8,464)       (427,461)        (12,654)
                                               -----------     -----------     -----------     -----------
           Net interest income (expense)          (187,303)          4,935        (419,467)         73,915
                                               -----------     -----------     -----------     -----------

           Income before income taxes            2,940,479       2,225,456       5,918,216       5,169,950

Income taxes                                     1,117,287         799,724       2,258,472       1,842,800
                                               -----------     -----------     -----------     -----------

           Net income                          $ 1,823,192     $ 1,425,732     $ 3,659,744     $ 3,327,150
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------

Net income per share:
           Basic                               $      0.14     $      0.10     $      0.29     $      0.23
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------
           Diluted                             $      0.14     $      0.09     $      0.28     $      0.22
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------
Weighted average shares:
           Basic                                12,644,264      14,519,121      12,647,681      14,375,107
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------
           Diluted                              13,218,712      15,220,926      13,268,561      15,073,047
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------


See accompanying notes to consolidated financial statements.

                  Ballantyne of Omaha, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                        Six Months Ended June 30, 1999
                                  (Unaudited)


                                                               Additional                                        Total
                                     Preferred    Common       Paid-in-         Retained         Treasury        Stockholders'
                                     Stock        Stock        Capital          Earnings         Stock           Equity
                                     -----------------------------------------------------------------------------------------
Balance at December 31, 1998         $    -       144,507      31,211,329      15,610,511      (12,351,106)      34,615,241

Net income                                -          -               -          3,659,744             -           3,659,744

Issuance of 36,111 shares of
common stock upon exercise of
stock options                             -           361          98,194            -                -              98,555
Purchase of Treasury Stock                -          -               -               -          (1,065,908)      (1,065,908)
                                     -----------------------------------------------------------------------------------------

Balance at June 30, 1999             $    -       144,868      31,309,523      19,270,255      (13,417,014)      37,307,632
                                     -----------------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                  Ballantyne of Omaha, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


                                                                             1999               1998
                                                                             ----               ----
Cash flows from operating activities:
       Net income                                                        $ 3,659,744        $ 3,327,150
       Adjustments to reconcile net income to
           net cash provided by operating
           activities:
                 Depreciation and amortization                             1,316,568            760,210

       Changes in assets and liabilities, net of assets acquired:
                 Accounts receivables                                        365,303            543,421
                 Inventories                                              (2,853,351)        (5,057,755)
                 Other current assets                                       (497,241)            (9,586)
                 Accounts payable                                            679,609         (3,201,890)
                 Accrued expenses                                            (90,537)           (24,593)
                 Income taxes                                                 44,434            692,096
                 Other assets                                                (35,408)          (310,675)
                                                                         -----------        -----------

                 Net cash provided by (used in)
                     operating activities                                  2,589,121         (3,281,622)
                                                                         -----------        -----------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                       -            (3,811,922)
       Capital expenditures                                               (1,990,649)        (1,044,118)
                                                                         -----------        -----------
                 Net cash used in investing
                     activities                                           (1,990,649)        (4,856,040)
                                                                         -----------        -----------

Cash flows from financing activities:
       Repayments of long-term debt                                             -               (50,000)
       Net proceeds from note payable to bank                                455,000            893,000
       Proceeds from exercise of stock options                                98,555             86,100
       Purchase of Treasury Stock                                         (1,065,908)             -
                                                                         -----------        -----------
                 Net cash provided by (used in) financing
                      activities                                            (512,353)           929,100
                                                                         -----------        -----------

                 Net increase (decrease) in cash
                     and cash equivalents                                     86,119         (7,208,562)

Cash and cash equivalents at beginning of period                             594,686          7,701,507
                                                                         -----------        -----------
Cash and cash equivalents at end of period                               $   680,805        $   492,945
                                                                         -----------        -----------
                                                                         -----------        -----------


See accompanying notes to consolidated financial statements.

                  Ballantyne of Omaha, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                        Six Months Ended June 30, 1999
                                  (Unaudited)


1.  Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 25.8% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

2.  Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.  Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are, in the opinion of management, of a normal, recurring nature. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

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

                  Ballantyne of Omaha, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                        Six Months Ended June 30, 1999
                                  (Unaudited)

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

g.  Net Income Per Common Share

Net income per share - basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net income per share - diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Net income per share - diluted includes an increase in the weighted average shares outstanding for dilutive stock options of 574,448 and 620,880 for the three and six months ended June 30, 1999, respectively and 701,805 and 697,940 for the three and six months ended June 30, 1998, respectively.

3.  Inventories

Inventories consist of the following:


                                    June 30,             December 31,
                                      1999                   1998
                                  -----------            ------------
Raw materials and supplies        $17,966,196            $16,404,416
Work in process                     3,707,326              3,115,163
Finished goods                      2,614,224              1,914,816
                                  -----------            -----------
                                  $24,287,746            $21,434,395
                                  -----------            -----------
                                  -----------            -----------


                  Ballantyne of Omaha, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                        Six Months Ended June 30, 1999
                                  (Unaudited)

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

                  Ballantyne of Omaha, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                   Three and Six Months Ended June 30, 1999
                                  (Unaudited)

         SUMMARY BY BUSINESS SEGMENTS


                                           Three Months Ended             Six Months Ended
                                                June 30                       June 30
                                                -------                       -------
                                           1999           1998           1999           1998
                                           ----           ----           ----           ----
Net revenue
            Theatre                    $18,206,766    $13,534,837    $35,806,784    $28,531,919
            Restaurant                     735,127        577,323      1,249,055      1,109,163
            Lighting                     2,361,217      1,300,636      4,444,291      3,043,601
                                       -----------    -----------    -----------    -----------
                       Total           $21,303,110    $15,412,796    $41,500,130    $32,684,683

Gross profit
           Theatre                     $ 5,405,266    $ 4,202,371    $10,829,692    $ 8,753,077
           Restaurant                      159,885        144,327        269,779        303,054
           Lighting                        634,879        422,006      1,280,246      1,020,995
                                       -----------    -----------    -----------    -----------
                     Total               6,200,030      4,768,704     12,379,717     10,077,126
Corporate overhead                      (3,072,248)    (2,548,183)    (6,042,034)    (4,981,091)
                                       -----------    -----------    -----------    -----------
Operating income                         3,127,782      2,220,521      6,337,683      5,096,035
Net interest income (expense)             (187,303)         4,935       (419,467)        73,915
                                       -----------    -----------    -----------    -----------
        Income before income taxes     $ 2,940,479    $ 2,225,456    $ 5,918,216    $ 5,169,950
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Identifiable assets
           Theatre                     $52,102,950    $43,697,079    $52,102,950    $43,697,079
           Restaurant                      867,039        780,624        867,039        780,624
           Lighting                      7,581,310      6,580,448      7,581,310      6,580,448
                                       -----------    -----------    -----------    -----------
                     Total             $60,551,299    $51,058,151    $60,551,299    $51,058,151
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Expenditures on capital equipment
           Theatre                     $   628,232    $   231,761    $ 1,121,418    $   528,559
           Restaurant                       -              -              -              -
           Lighting                        468,104        375,389        869,231        515,559
                                       -----------    -----------    -----------    -----------
                     Total             $ 1,096,336    $   607,150    $ 1,990,649    $ 1,044,118
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Depreciation and amortization
           Theatre                     $   389,314    $   339,068    $   787,005    $   574,087
           Restaurant                       -              -              -              -
           Lighting                        263,398        100,482        529,563        186,123
                                       -----------    -----------    -----------    -----------
                     Total             $   652,712    $   439,550    $ 1,316,568    $   760,210
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------


                  Ballantyne of Omaha, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                   Three and Six Months Ended June 30, 1999
                                  (Unaudited)

         SUMMARY BY GEOGRAPHICAL AREA:


                                           Three Months Ended             Six Months Ended
                                                June 30                       June 30
                                           1999           1998           1999           1998
                                           ----           ----           ----           ----
Net revenue
            United States              $18,048,640    $11,450,364    $35,216,980    $25,051,151
            Canada                         637,381        939,118      1,735,797      2,303,866
            Asia                           767,462      1,182,617      1,679,970      1,900,388
            Mexico                         452,182        786,149        526,528        903,973
            Europe                       1,268,331         21,208      2,037,753      1,964,012
            Other                          129,114      1,033,340        303,102        561,293
                                       -----------    -----------    -----------    -----------

                        Total          $21,303,110    $15,412,796    $41,500,130    $32,684,683
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Identifiable assets
            United States              $59,569,243    $50,260,410    $59,569,243    $50,260,410
            Asia                           982,056        797,741        982,056        797,741
                                       -----------    -----------    -----------    -----------
                        Total          $60,551,299    $51,058,151    $60,551,299    $51,058,151
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------


Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

6.  Related Party Transaction

On June 24, 1999, the Company advanced $500,000 to the Chairman of the Board of the Company under a term loan agreement. The unpaid balance on the loan bears interest at 1% above the current rate on the Company's revolving credit facility. The terms of the loan have been amended eliminating the provisions granting the Company a security interest and the right to apply payments from the borrower's consulting agreement. In conjunction with the agreement, the Chairman has entered into an agreement with ARC International Corporation ("ARC") to loan the proceeds from this note to ARC under similar terms.

7.  Notes Payable to Bank

On August 10, 1999, the Company's revolving credit facility was amended to extend the maturity date to May 31, 2001. As such the unpaid balance of the facility is included in long term liabilities on the balance sheet at June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this 10-Q. Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; failure of the Company's computer systems or that of any of its suppliers, and/or products manufactured and sold by the Company, resulting from the year 2000 problem; domestic and international economic conditions; the management of growth; and, other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Net revenues for the three months ended June 30, 1999 (the "1999 Period") increased $5.9 million or 38.2% to $21.3 million from $15.4 million for the three months ended June 30, 1998 (the "1998 Period"). The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:


                                                        Three Months Ended June 30,
                                                       ----------------------------
                                                           1999             1998
                                                           ----             ----
                           Theatre                     $18,206,766      $13,534,837
                           Lighting                      2,361,217        1,300,636
                           Restaurant                      735,127          577,323
                                                       -----------      -----------
                              Total net revenues       $21,303,110      $15,412,796
                                                       -----------      -----------
                                                       -----------      -----------


The increase in total net revenues primarily reflects higher sales of theatre products. The increase in theatre products relates to higher sales of commercial motion picture projection equipment ("projection equipment"), which rose $4.4 million or 41.6% from $10.5 million in the 1998 Period to $14.9 million in the 1999 Period. This reflects increased sales of projection equipment to domestic customers as motion picture exhibitors continue to build new multi-screen theatre complexes. Replacement part sales for the theatre segment were also higher in the 1999 Period increasing $0.4 million from the 1998 Period. Sales of ISCO-Optic lenses were lower in the 1999 Period decreasing $0.2 million to $1.3 million in the 1999 Period from $1.5 million in the 1998 Period. Sales of ISCO-Optic lenses and replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers which have projection systems previously purchased from the Company.

Lighting segment revenue also contributed to the increase in total net revenues, contributing $2.4 million in sales and rentals, an increase of $1.1 million over the $1.3 million contributed in the 1998 Period. The increase was mainly due to higher sales and rentals of the Sky-Tracker product line and to the contribution of the Company's AV rental and sales division in Florida which did not start operations until May of 1998.

Restaurant sales rose $.16 million to $.74 million compared to $.58 million a year ago.

Overall, consolidated net revenues from domestic customers increased
$6.5 million to $18.0 million in the 1999 Period from $11.5 million in the 1998 Period. Net revenues from foreign customers decreased $.7 million or 18.0% to $3.3 million from $4.0 million in the 1998 Period. This decrease was attributable to lower sales in Asia, Canada and Mexico compared to the prior year.

Gross profit increased $1.4 million in the 1999 Period to $6.2 million, but as a percent of revenue decreased to 29.1% from 30.9% in the 1998 Period. Theatre segment gross profit as a percentage of net revenues decreased to 29.7% from 31.1% in the 1998 Period due to certain pricing concessions with a major customer and due to a product mix that included more lower margin items such as consoles. Gross margin as a percentage of net revenues in the lighting segment decreased from 32.5% in the 1998 Period to 26.9% in the 1999 Period. This decline was due to lower rental revenues as a percentage of total revenues and lower rental revenues compared to the 1998 Period. Rental revenue generally carries a higher margin than product sales. Restaurant margins as a percentage of sales declined from 25.0% to 21.7% in the 1999 Period due to a different product mix compared to prior year.

Operating expenses in the 1999 Period increased approximately $.5 million or 20.6% from the 1998 Period. As a percentage of net revenues, such expenses decreased to 14.4% for the 1999 Period from 16.5% for the 1998 Period. The decrease mainly related to sales during the 1998 Period being below those originally forecasted. Had the sales been higher, the percentage would be similar to the 1999 Period, as these sales would have occurred without additional operating expenses.

Net interest expense was $187,303 in the 1999 Period compared to net interest income of $4,935 in the 1998 Period. The change from the prior year reflects lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. These borrowings were necessitated due to the repurchase of 1.8 million shares of common stock during the third and fourth quarters of 1998.

The Company's effective tax rate for the 1999 Period was 38.0% compared to 35.9% in the 1998 Period. The increase reflects higher state taxes related to the Company having operations in more states than the prior year. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

For the reasons outlined above, net income increased $.4 million or 27.9% to $1.8 million in the 1999 Period from $1.4 million in the 1998 Period. Net income per share - basic and diluted was $0.14 per share, respectively for the 1999 Period while net income per share - basic for the 1998 period was $0.10 and net income per share - diluted was $0.09 per share for the same period.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Net revenues for the six months ended June 30, 1999 (the "1999 Period") increased $8.8 million or 27.0% to $41.5 million from $32.7 million for the six months ended June 30, 1998 (the "1998 Period"). The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:


                                                       Six Months Ended June 30,
                                                     ---------------------------
                                                         1999             1998
                                                         ----             ----
                           Theatre                   $35,806,784      $28,531,919
                           Lighting                    4,444,291        3,043,601
                           Restaurant                  1,249,055        1,109,163
                                                     -----------      -----------
                              Total net revenues     $41,500,130      $32,684,683
                                                     -----------      -----------
                                                     -----------      -----------


The increase in total net revenues primarily reflects higher sales of theatre products. The increase in theatre products relate to higher sales of commercial motion picture projection equipment ("projection equipment"), which rose $6.7 million or 30.0% from $22.3 million in the 1998 Period to $29.0 million in the 1999 Period. This reflects increased sales of projection equipment to domestic customers as motion picture exhibitors continue to build new multi-screen theatre complexes. Also contributing to the increase in theatre products were higher sales of replacement parts and ISCO-Optic lenses. Replacement parts sales increased $.3 million from the prior period while sales of ISCO-Optic lenses rose $.2 million from the same period a year ago. ISCO-Optic is a trademark of ISCO-Optic GmbH. Sales of ISCO-Optic lenses and replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers which have projection systems previously purchased from the Company.

Lighting segment revenue also contributed to the increase in total net revenues, contributing $4.4 million in sales and rentals, an increase of $1.4 million over the 1998 Period. The increase was mainly due to higher sales and rentals of the Sky-Tracker product line and to the new AV operating division in Florida which contributed $1.2 million in sales and rentals during the 1999 Period.

Restaurant sales rose $.2 million to $1.3 million from $1.1 million in the 1998 period.

Overall, consolidated net revenues from domestic customers increased
$10.1 million to $35.2 million in the 1999 Period from $25.1 million in the 1998 Period. Net revenues from foreign customers decreased $1.3 million or 17.7% to $6.3 million from $7.6 million in the 1998 Period. This decrease was attributable to decreased sales in Asia, Canada and Mexico.

Gross profit decreased to 29.8% as a percentage of net revenues from 30.8% in the 1998 Period. Theatre segment gross profit as a percentage of net revenues decreased from 30.7% in the 1998 Period to 30.2% in the 1999 Period due to certain pricing concessions with a major customer and due to more lower margin console sales during the 1999 period. Lighting segment gross margins as a percentage of net revenue also declined from 33.5% in the 1998 Period to 28.8% in the 1999 Period. This decrease was mainly due to lower rental revenue as a percentage of net revenues compared to the prior year. Restaurant margins decreased to 21.6% in the 1999 Period from 27.3% in the 1998 Period due to a change in the product mix from the prior period.

Operating expenses in the 1999 Period increased approximately $1.1 million from the 1998 Period. As a percentage of net revenues, such expenses decreased to 14.6% compared to 15.2% a year ago. The decrease was mainly attributed to the second quarter of 1998, where sales were lower than forecasted levels. As such, the sales did not cover certain fixed overhead costs. If the sales had been closer to the 1999 levels, operating expenses as a percentage of revenues would have been more comparable.

Net interest expense was $419,467 for the 1999 Period compared to net interest income of $73,915 in the 1998 Period. The change from the prior year reflects lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. These borrowings were primarily due to the repurchase of 1.8 million shares of common stock during the third and fourth quarters of 1998.

The Company's effective tax rate for the 1999 Period was 38.2% compared to 35.6% in the 1998 Period. The increase reflects higher state taxes related to the Company having operations in more states. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

For the reasons outlined above, net income increased $.3 million or 10.0% to $3.6 million in the 1999 Period from $3.3 million in the 1998 Period. Net income per share - basic was $0.29 per share and $.23 per share for the six months ended June 30, 1999 and 1998, respectively while net income per share - diluted was $.28 per share and $.22 per share for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company maintained a $20 million line of credit with Norwest Bank Nebraska, N.A. (the "Norwest Facility"). At June 30, 1999,
$7.3 million of the Norwest Facility was unused. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to the Prime Rate less 0.5% (7.0% at June 30, 1999). All of the Company's assets secure the Norwest Facility. The Company was in compliance with all restrictive covenants at June 30, 1999 and 1998.

Historically the Company has funded its working capital requirements through cash flow generated by its operations. Net cash provided by operating activities ("operating cash flow") was $2.6 million for the six months ended June 30, 1999 compared to cash used in operating activities of $3.3 million for the same period a year ago. The increase in operating cash flow was due to the timing of payments to vendors compared to 1998, a $.37 million decrease in accounts receivable and due to net income before depreciation and amortization being higher than the prior year by $.56 million.

The Company anticipates that internally generated funds and borrowings available under the Norwest Facility will be sufficient to meet its working capital needs, planned 1999 capital expenditures and to pursue opportunities to expand its markets and businesses.

Net cash used in investing activities was $2.0 million and $4.9 million for the six months ended June 30, 1999 and 1998, respectively. Investing activities in the 1999 Period reflect capital expenditures while investing activities in the 1998 Period reflect the acquisition of Sky-Tracker of Florida, Inc. and Design and Manufacturing Ltd. along with capital expenditures of $1.0 million.

Net cash used in financing activities was $.5 million for the 1999 Period compared to net cash provided by financing activities of $.9 million in the 1998 Period. The reason for the change from period to period primarily reflects the purchase of common stock for treasury for $1.1 million in the 1998 Period, and due to less borrowings on the Company's line of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedging accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods and as of June 30, 1999, the Company had no derivatives or hedging activities.

                          PART II. OTHER INFORMATION


ITEM 14.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

          The Company's regular Annual Meeting of Stockholders was held on May 18, 1999 for the purpose of electing two nominees as directors and approving an amendment to the Company's 1995 Stock Option Plan. The Amendment to the 1995 Stock Option Plan fixed the maximum number of shares at 200,000 for which options can be granted to any participant in any calendar year. With respect to the election of directors, both were re-elected. The following table summarizes the results of the voting with respect to the amendment to the 1995 Stock Option plan:


For                        10,531,615
Against                       782,121
Abstain                        37,840
Broker Non-Vote                 -
                           ----------
                           ----------


ITEM 16.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

       4.5     Fourth Amendment to Loan Agreement dated August 29, 1997

       10.18   Amendment to the Company's 1995 Stock Option Plan

       10.4.1 Term promissory note between the Company and Arnold S. Tenney dated June 24, 1999

       11      Computation of net income per share

       27      Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K filed for the three months ended June 30, 1999

     No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.


By: /s/ John Wilmers                      By: /s/ Brad French
    -------------------------------------     ----------------------------------
    John Wilmers, President,                  Brad French, Secretary, Treasurer,
    Chief Executive Officer, and Director     and Chief Financial Officer

Date: August 11, 1999                         Date: August 11, 1999