Form 10-Q
period 1999-09-30
BALLANTYNE OF OMAHA INC
filed 1999-11-15
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                        Commission File Number
September 30, 1999                                                      1-13906



                            BALLANTYNE OF OMAHA, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                           47-0587703
-------------------------------                          ---------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)

                   4350 MCKINLEY STREET, OMAHA, NEBRASKA 68112
                  ----------------------------------------------
           (Address of principal executive offices including zip code)

               Registrant's telephone number, including area code:
                                 (402) 453-4444

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                         -----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

     Class                               Outstanding  as of  October  15, 1999
----------------
Common Stock, $.01                                   12,426,115 shares
par value

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                      INDEX

Part I.  Financial Information

Item 1.  Consolidated Financial Statements                                PAGE
                                                                          ----
           Consolidated Balance Sheets-September 30, 1999 and
              December 31, 1998                                             2

           Consolidated Statements of Income- Three and Nine
              months ended September 30, 1999 and 1998                      3

           Consolidated Statements of Stockholders' Equity-
              Nine months ended September 30, 1999                          4

           Consolidated Statements of Cash Flows- Nine months ended-
              September 30, 1999 and 1998                                   5

           Notes to Consolidated Financial Statements-
              Nine months ended September 30, 1999                          6

Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition                           11


Item 3.  Quantitative and Qualitative Disclosures About Market Price       16


Part II. Other Information

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Ballantyne of Omaha, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                          September 30,           December 31,
                                                                               1999                   1998
                                                                          ------------            ------------
                                                                           (Unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                                        $  1,099,842            $   594,686
        Accounts receivable (less allowance for doubtful
            accounts of $695,531 in 1999 and $396,785 in 1998)             15,745,961             17,255,221
        Inventories                                                        25,743,029             21,434,395
        Deferred income taxes                                                 952,280                864,568
        Other current assets                                                  516,780                 43,611
                                                                          -----------           ------------
            Total current assets                                           44,057,892             40,192,481

Plant and equipment, net                                                   13,324,443             12,695,989
Other assets, net                                                           3,432,655              3,664,710
                                                                         ------------            -----------
            Total assets                                                 $ 60,814,990            $56,553,180
                                                                         ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                 $  6,309,117            $ 5,936,825
        Accrued expenses                                                    3,258,321              2,500,614
        Income taxes payable                                                  506,365                752,809
                                                                         ------------            -----------
            Total current liabilities                                      10,073,803              9,190,248

Deferred income taxes                                                         586,743                471,319
Long-term debt                                                                 63,501                 47,372
Notes payable to bank                                                      11,041,000             12,229,000

Stockholders' equity:
        Preferred stock, par value $.01 per share;
            authorized 1,000,000 shares, none outstanding                       -                       -
        Common stock, par value $.01 per share;
            authorized 25,000,000 shares; issued
            14,523,279 shares in 1999 and 14,450,702
            shares in 1998                                                    145,233                144,507
        Additional paid-in capital                                         31,406,540             31,211,329
        Retained earnings                                                  20,915,184             15,610,511
                                                                         ------------            -----------
                                                                           52,466,957             46,966,347
Less cost of common shares in treasury, at cost
        (1,913,383 shares in 1999 and 1,801,800 in 1998)                  (13,417,014)           (12,351,106)
                                                                           ----------             ----------
            Total stockholders' equity                                     39,049,943             34,615,241
                                                                         ------------            -----------
            Total liabilities and stockholders' equity                   $ 60,814,990            $56,553,180
                                                                         ------------            -----------
                                                                         ------------            -----------

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30                        September 30
                                                 1999              1998             1999              1998
                                                 ----              ----             ----              ----
Net revenues                                   $21,623,624     $20,852,022      $63,123,754       $53,536,705
Cost of revenues                                15,308,309      14,281,629       44,428,722        36,889,186
                                                ----------      ----------       ----------        ----------
           Gross profit                          6,315,315       6,570,393       18,695,032        16,647,519
Operating expenses:
       Selling                                   1,220,993         991,503        3,510,470         2,818,532
       General and administrative                2,279,029       1,822,095        6,031,586         4,976,157
                                                ----------      ----------       ----------        ----------
           Total operating expenses              3,500,022       2,813,598        9,542,056         7,794,689
                                                ----------      ----------       ----------        ----------

           Income from operations                2,815,293       3,756,795        9,152,976         8,852,830

Interest income                                      4,608           7,382           12,602            93,951
Interest expense                                  (227,755)         (8,529)        (655,216)          (21,183)
                                                ----------      ----------       ----------        ----------
           Net interest income (expense)          (223,147)         (1,147)        (642,614)           72,768
                                                ----------      ----------       ----------        ----------

           Income before income taxes            2,592,146       3,755,648        8,510,362         8,925,598

Income taxes                                       947,217       1,337,607        3,205,689         3,180,407
                                                ----------      ----------       ----------        ----------

           Net income                           $1,644,929      $2,418,041       $5,304,673        $5,745,191
                                                ==========      ==========       ==========        ==========

Net income per share:
           Basic                                $     0.13      $     0.17       $     0.42        $     0.40
                                                ==========      ==========       ==========        ==========
           Diluted                              $     0.13      $     0.16       $     0.40        $     0.38
                                                ==========      ==========       ==========        ==========
Weighted average shares:
           Basic                                12,582,675      14,479,272       12,629,403        14,410,853
                                                ==========      ==========       ==========        ==========
           Diluted                              13,130,106      15,095,197       13,225,717        15,099,681
                                                ==========      ==========       ==========        ==========

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                               Additional                                        Total
                                     Preferred    Common       Paid-in-         Retained         Treasury        Stockholders'
                                     Stock        Stock        Capital          Earnings         Stock           Equity
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1998         $    -        144,507    31,211,329       15,610,511       (12,351,106)    34,615,241

Net income                                -            -             -          5,304,673               -        5,304,673

Issuance of 72,595 shares of
common stock upon exercise of
stock options                             -            726       195,211              -                 -          195,937
Purchase of treasury stock                -            -             -                -          (1,065,908)    (1,065,908)
                                     ------------------------------------------------------------------------------------------

Balance at September 30, 1999        $    -        145,233    31,406,540       20,915,184       (13,417,014)    39,049,943
                                     ------------------------------------------------------------------------------------------
                                     ------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1999
                                   (Unaudited)



                                                                            1999              1998
                                                                            ----              ----
Cash flows from operating activities:
       Net income                                                      $  5,304,673       $  5,745,191
       Adjustments to reconcile net income to
           net cash provided by operating
           activities:
                 Depreciation and amortization                            2,040,218          1,313,536

       Changes in assets and liabilities, net of assets acquired:
                 Accounts receivables                                     1,509,260         (2,795,524)
                 Inventories                                             (4,308,634)        (3,148,920)
                 Other current assets                                      (473,169)            16,267
                 Accounts payable                                           372,292         (3,510,297)
                 Accrued expenses                                           757,707            801,279
                 Income taxes                                              (218,732)         1,323,459
                 Other assets                                               (70,793)          (226,215)
                                                                       ------------       -------------

                 Net cash provided by (used in)
                     operating activities                                 4,912,822           (481,224)
                                                                       ------------       -------------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                      -            (3,811,922)
       Capital expenditures                                              (2,349,695)        (1,824,685)
                                                                       ------------       -------------
                 Net cash used in investing
                     activities                                          (2,349,695)        (5,636,607)
                                                                       ------------       -------------

Cash flows from financing activities:
       Repayments of long-term debt                                            -              (220,000)
       Net repayments of note payable to bank                            (1,188,000)             -
       Proceeds from exercise of stock options                              195,937             86,100
       Purchase of treasury stock                                        (1,065,908)          (735,498)
                                                                       ------------       -------------
                 Net cash used in financing activities
                                                                         (2,057,971)          (869,398)
                                                                       ------------       -------------

                 Net increase (decrease) in cash
                     and cash equivalents                                   505,156         (6,987,229)
Cash and cash equivalents at beginning of period                            594,686          7,701,507
                                                                       ------------       -------------
Cash and cash equivalents at end of period                             $  1,099,842       $    714,278
                                                                       ============       =============

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 1999
                                   (Unaudited)
1.   Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Xenotech Strong, Inc., Xenotech Rental Corp. and Design and Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 26.0% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

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

b.   Stock Dividend and Splits

The Company's Board of Directors declared a 5% stock dividend of the Company's common stock on January 28, 1999. The stock dividend was payable March 1, 1999 to shareholders of record on February 15, 1999. The stock dividend resulted in the issuance of 601,455 shares of common stock. The dividend has been accounted for as if it occurred on December 31, 1998.

The Company's Board of Directors declared a 3-for-2 stock split of the Company's common stock on April 21, 1998. The stock split was in the form of a 50% common stock dividend payable June 12, 1998 to shareholders of record on May 29, 1998. Share and per share data have been restated to reflect this stock split as of the earliest period presented.

c.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 1999
                                   (Unaudited)


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

g.   Net Income Per Common Share

Net income per share - basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net income per share - diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Net income per share - diluted includes an increase in the weighted average shares outstanding for dilutive stock options of 547,431 and 596,314 for the three and nine months ended September 30, 1999, respectively and 615,925 and 688,828 for the three and nine months ended September 30, 1998, respectively.

3.   Inventories

Inventories consist of the following:


                                        September 30,             December 31,
                                            1999                     1998
                                        ------------            --------------
Raw materials and supplies               $18,533,943               $16,404,416
Work in process                            3,832,430                 3,115,163
Finished goods                             3,376,656                 1,914,816
                                        ------------             -------------
                                         $25,743,029               $21,434,395
                                        ------------             -------------
                                        ------------             -------------

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 1999
                                   (Unaudited)


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

During June 1999, the Company repurchased 87,583 shares issued in connection with the purchase of Design for approximately $902,000. Subsequent to September 30, 1999, the Company purchased the remaining 184,422 shares for approximately $1,900,000. The amounts paid for the stock equaled the value of the stock at the date of the closing of the acquisition.

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

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 Three and Nine Months Ended September 30, 1999
                                   (Unaudited)


         SUMMARY BY BUSINESS SEGMENTS


                                                      Three Months Ended                 Nine Months Ended
                                                        September 30                        September 30
                                                        ------------                        ------------
                                                      1999             1998              1999             1998
                                                      ----             ----              ----             ----

Net revenue
            Theatre                               $ 18,357,749       $ 18,204,086      $ 54,164,533     $ 46,736,005
            Restaurant                                 490,184            643,818         1,739,239        1,752,981
            Lighting                                 2,775,691          2,004,118         7,219,982        5,047,719
                                                  ------------       ------------      ------------     ------------
                       Total                      $ 21,623,624       $ 20,852,022      $ 63,123,754     $ 53,536,705

Gross profit
           Theatre                                $  5,636,727       $  5,819,079      $ 16,466,419     $ 14,572,156
           Restaurant                                  131,437            153,154           401,216          456,208
           Lighting                                    547,151            598,160         1,827,397        1,619,155
                                                  ------------       ------------      ------------     ------------
                     Total                           6,315,315          6,570,393        18,695,032       16,647,519
Corporate overhead                                  (3,500,022)        (2,813,598)       (9,542,056)      (7,794,689)
                                                  ------------       ------------      ------------     ------------
Operating income                                     2,815,293          3,756,795         9,152,976        8,852,830
Net interest income (expense)                         (223,147)            (1,147)         (642,614)          72,768
                                                  ------------       ------------      ------------     ------------
        Income before income taxes                $  2,592,146       $  3,755,648      $  8,510,362     $  8,925,598
                                                  ------------       ------------      ------------     ------------
                                                  ------------       ------------      ------------     ------------
Identifiable assets
           Theatre                                $ 50,686,540       $ 45,593,597      $ 50,686,540     $ 45,593,597
           Restaurant                                  885,448            844,469           885,448          844,469
           Lighting                                  9,243,002          6,563,445         9,243,002        6,563,445
                                                  ------------       ------------      ------------     ------------
                     Total                        $ 60,814,990       $ 53,001,511      $ 60,814,990     $ 53,001,511
                                                  ------------       ------------      ------------     ------------
                                                  ------------       ------------      ------------     ------------

Expenditures on capital equipment
           Theatre                                $    206,476       $    236,542      $  1,327,894     $    765,101
           Restaurant                                      -                  -                 -                -
           Lighting                                    152,570            544,025         1,021,801        1,059,584
                                                  ------------       ------------      ------------     ------------
                     Total                        $    359,046       $    780,567      $  2,349,695     $  1,824,685
                                                  ------------       ------------      ------------     ------------
                                                  ------------       ------------      ------------     ------------

Depreciation and amortization
           Theatre                                $    406,085       $    373,258      $  1,193,090     $    947,345
           Restaurant                                      -                  -                 -                -
           Lighting                                    317,565            180,068           847,128          366,191
                                                  ------------       ------------      ------------     ------------
                     Total                        $    723,650       $    553,326      $  2,040,218     $  1,313,536
                                                  ------------       ------------      ------------     ------------
                                                  ------------       ------------      ------------     ------------

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 Three and Nine Months Ended September 30, 1999
                                   (Unaudited)

         SUMMARY BY GEOGRAPHICAL AREA:


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30                        September 30
                                                        ------------                        ------------
                                                      1999             1998              1999             1998
                                                      ----             ----              ----             ----
Net revenue
            United States                         $17,290,744        $14,474,036      $52,507,724       $ 39,525,187
            Canada                                  2,013,109          2,434,054        3,748,906          4,737,920
            Asia                                      970,088          1,250,394        2,650,058          3,150,782
            Mexico                                    431,450            235,326          957,978          1,139,299
            Europe                                    665,458          1,581,937        2,703,211          3,545,949
            Other                                     252,775            876,275          555,877          1,437,568
                                                  -----------       ------------      -----------        -----------

                        Total                     $21,623,624        $20,852,022      $63,123,754        $53,536,705
                                                  -----------       ------------      -----------        -----------
                                                  -----------       ------------      -----------        -----------

Identifiable assets
            United States                         $59,783,153        $52,238,774      $59,783,153        $52,238,774
            Asia                                    1,031,837            762,737        1,031,837            762,737
                                                  -----------       ------------      -----------        -----------
                        Total                     $60,814,990        $53,001,511      $60,814,990        $53,001,511
                                                  -----------       ------------      -----------        -----------
                                                  -----------       ------------      -----------        -----------


Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

6.  Related Party Transaction

On June 24, 1999, the Company advanced $500,000 to the Chairman of the Board of the Company under a term loan agreement. The loan bears interest, payable monthly, at 1% above the current rate on the Company's revolving credit facility. At September 30, 1999, the unpaid balance on the loan was $500,000 and is due on June 24, 2000. In conjunction with the agreement, the Chairman has entered into an agreement with ARC International Corporation ("ARC") to loan the proceeds from this note to ARC under similar terms.

7.  Notes Payable to Bank

On August 10, 1999, the Company's revolving credit facility was amended to extend the maturity date to May 31, 2001. As such the unpaid balance of the facility is included in long term liabilities on the balance sheet at September 30,1999.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues for the three months ended September 30, 1999 (the "1999 Period") increased $0.8 million or 3.7% to $21.6 million from $20.8 million for the three months ended September 30, 1998 (the "1998 Period"). The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------
                                                 1999               1998
                                                -----              ------
       Theatre                             $    18,357,749     $    18,204,086
       Lighting                                  2,775,691           2,004,118
       Restaurant                                  490,184             643,818
                                             -------------     ---------------
          Total net revenues               $    21,623,624     $    20,852,022
                                             -------------     ---------------
                                             -------------     ---------------


The increase in total net revenues reflects higher sales of theatre products mainly due to higher sales of commercial motion picture projection equipment ("projection equipment"), which rose $0.1 million or 0.81% from $14.8 million in the 1998 Period to $14.9 million in the 1999 Period. While sales of projection equipment to domestic customers rose during the 1999 Period compared to the prior year, the increase was offset by lower sales to foreign customers during the period. In particular, the Company saw a reduction in sales to Canada, Asia, Europe and Latin America due to a slowdown in theatre construction in these areas. Replacement part sales for the theatre segment also contributed to the increase in theatre sales during the 1999 Period increasing $0.6 million or 39.5% from the 1998 Period. Sales of ISCO-Optic lenses were lower in the 1999 Period decreasing $0.5 million to $1.4 million in the 1999 Period from $1.9 million in the 1998 Period. Sales of ISCO-Optic lenses and replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers which have projection systems previously purchased from the Company.

Lighting segment revenue also contributed to the increase in total net revenues, contributing $2.8 million in sales and rentals, an increase of $0.8 million over the $2.0 million contributed in the 1998 Period. The increase was mainly due to higher sales and rentals of the Sky-Tracker product line and to the contribution of the Company's AV rental and sales division in Florida, which did not start operations until May of 1998.

Restaurant sales decreased $0.15 million to $0.49 million compared to $0.64 million a year ago. This decrease is mainly related to fewer sales of replacement parts compared to the prior year.

Overall, consolidated net revenues from domestic customers increased $2.8 million to $17.3 million in the 1999 Period from $14.5 million in the 1998 Period while net revenues from foreign customers decreased $2.1 million or 32.1% to $4.3 million from $6.4 million in the 1998 Period. As discussed earlier, the decrease in revenues from foreign customers relates to lower sales of projection equipment to customers in Canada, Asia, Europe and Latin America. The slowdown was due to various reasons such as fallout from the Asian economic crisis, currency concerns in Latin America and due to higher revenues during the 1998 Period from one particular customer in Canada who slowed construction during 1999. The slowdown in Asia and Latin America is expected to rebound during the fourth quarter of 1999 and into Fiscal 2000.

Gross profit decreased $0.26 million in the 1999 Period to $6.3 million, and as a percent of revenue decreased to 29.2% from 31.5% in the 1998 Period. Theatre segment gross profit as a percentage of net revenues decreased to 30.7% from 32.0% in the 1998 Period due to certain pricing concessions with a major customer and due to a product mix that included more lower margin items such as consoles. Gross margin as a percentage of net revenues in the lighting segment decreased from 29.8% in the 1998 Period to 19.7% in the 1999 Period. This decline was due to lower rental revenues as a percentage of total revenues and lower rental revenues compared to the 1998 Period. Rental revenue generally carries a higher margin than product sales. In addition, the rental business carries a high level of fixed costs such as rental technician salaries and depreciation on the rental equipment. Therefore, when rental revenue is lower, these costs are not being covered in an efficient manner and gross margins on rentals are impacted. Restaurant margins as a percentage of sales increased from 23.8% in the 1998 Period to 26.8% in the 1999 Period due to a different product mix compared to prior year.

Operating expenses in the 1999 Period increased approximately $0.7 million or 24.4% from the 1998 Period. As a percentage of net revenues, such expenses increased to 16.2% for the 1999 Period from 13.5% for the 1998 Period. The increase mainly related to sales during the 1999 Period being below those originally forecasted and due to certain acquisition costs relating to an acquisition attempt during the 1999 Period of approximately $0.4 million. Backing off these acquisition expenses, operating expenses as a percentage of revenue would have still been higher than 1998, however, had sales been at those originally forecasted, the percentage would have been similar to the 1998 Period, as these sales would have occurred without additional operating expenses.

Net interest expense was $223,147 in the 1999 Period compared to $1,147 in the 1998 Period. The change from the prior year reflects lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. These borrowings were necessitated due to the repurchase of 1.8 million shares of common stock during the third and fourth quarters of 1998. In addition, a $4.3 million increase in inventory since year-end has contributed to the Company carrying more debt on the line of credit than was expected.

The Company's effective tax rate for the 1999 Period was 36.5% compared to 35.6% in the 1998 Period. The increase reflects higher state taxes related to the Company having operations in more states than the prior year. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

For the reasons outlined above, net income decreased $0.8 million or 31.9% to $1.6 million in the 1999 Period from $2.4 million in the 1998 Period. Net income per share - basic and diluted was $0.13 per share, respectively for the 1999 Period while net income per share - basic for the 1998 period was $0.17 and net income per share - diluted was $0.16 per share for the same period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues for the nine months ended September 30, 1999 (the "1999 Period") increased $9.6 million or 17.9% to $63.1 million from $53.5 million for the nine months ended September 30, 1998 (the "1998 Period"). The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                   1999               1998
                                                  ------             ------
            Theatre                          $    54,164,533      $   46,736,005
            Lighting                               7,219,982           5,047,719
            Restaurant                             1,739,239           1,752,981
                                               -------------     ---------------
               Total net revenues            $    63,123,754      $   53,536,705
                                               -------------     ---------------
                                               -------------     ---------------


The increase in total net revenues primarily reflects higher sales of theatre products. The increase in theatre products relate to higher sales of commercial motion picture projection equipment ("projection equipment"), which rose $6.8 million or 18.3% from $37.0 million in the 1998 Period to $43.8 million in the 1999 Period. This reflects increased sales of projection equipment to domestic customers as motion picture exhibitors continue to build new multi-screen theatre complexes despite a slight slowdown during the third quarter. The increase was also offset somewhat by lower sales to foreign customers, which decreased $3.4 million during the 1999 Period. Also contributing to the increase in theatre products were higher sales of replacement parts which increased $0.9 million from the prior period. Sales of ISCO-Optic lenses decreased $0.3 million from the same period a year ago. Sales of ISCO-Optic lenses and replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers which have projection systems previously purchased from the Company.

Lighting segment revenue also contributed to the increase in total net revenues, contributing $7.2 million in sales and rentals, an increase of $2.2 million over the 1998 Period. The increase was mainly due to higher sales and rentals of the Sky-Tracker product line and to the new AV operating division in Florida, which contributed $1.9 million in sales and rentals during the 1999 Period.

Restaurant sales were flat at $1.7 million in the 1999 and 1998 periods.

Overall, consolidated net revenues from domestic customers increased $13.0 million to $52.5 million in the 1999 Period from $39.5 million in the 1998 Period. Net revenues from foreign customers decreased $3.4 million or 24.2% to $10.6 million from $14.0 million in the 1998 Period. This decrease was attributable to decreased sales in Asia, Canada, Mexico, Europe and Latin America due to a temporary slowdown in theatre construction in these areas.

Gross profit decreased to 29.6% as a percentage of net revenues from 31.1% in the 1998 Period. Theatre segment gross profit as a percentage of net revenues decreased from 31.2% in the 1998 Period to 30.4% in the 1999 Period due to certain pricing concessions with a major customer and due to more lower margin console sales during the 1999 Period. Lighting segment gross margins as a percentage of net revenue also declined from 32.1% in the 1998 Period to 25.3% in the 1999 Period. This decrease was mainly due to lower rental revenue as a percentage of net revenues compared to the prior year. The decrease in lighting gross margins is also due to certain fixed costs such as rental technician salaries and depreciation on the rental equipment. Therefore, when rental revenue is lower, these costs are not being covered in an efficient manner and gross margins are negatively impacted. Restaurant margins decreased to 23.1% in the 1999 Period from 26.0% in the 1998 Period due to a change in the product mix from the prior period.

Operating expenses in the 1999 Period increased approximately $1.7 million from the 1998 Period. As a percentage of net revenues, such expenses increased to 15.1% compared to 14.6% a year ago. Backing off certain costs relating to an attempted acquisition during the third quarter of approximately $400,000, the percentage would have been consistent with prior years despite an increase in operating expenses in the third quarter.

Net interest expense was $642,614 for the 1999 Period compared to net interest income of $72,768 in the 1998 Period. The change from the prior year reflects lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. These borrowings were primarily due to the repurchase of 1.8 million shares of common stock during the third and fourth quarters of 1998. In addition, a $4.3 million increase in inventory since year-end has contributed to carrying more debt on the Company's line of credit than was expected.

The Company's effective tax rate for the 1999 Period was 37.7% compared to 35.6% in the 1998 Period. The increase reflects higher state taxes related to the Company having operations in more states. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally goodwill and the impact of state income taxes.

For the reasons outlined above, net income decreased $0.4 million or 7.7% to $5.3 million in the 1999 Period from $5.7 million in the 1998 Period. Net income per share - basic was $0.42 per share and $0.40 per share for the nine months ended September 30, 1999 and 1998, respectively while net income per share -diluted was $0.40 per share and $0.38 per share for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company maintained a $20 million line of credit with Norwest Bank Nebraska, N.A. (the "Norwest Facility"). At September 30, 1999, approximately $8.9 million of the Norwest Facility was unused. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to the Prime Rate less 0.5% (7.5% at September 30, 1999). All of the Company's assets secure the Norwest Facility. The Company was in compliance with all restrictive covenants at September 30, 1999 and 1998.

Historically the Company has funded its working capital requirements through cash flow generated by its operations. Net cash provided by operating activities ("operating cash flow") was $4.9 million for the nine months ended September 30, 1999 compared to cash used in operating activities of $0.5 million for the same period a year ago. The increase in operating cash flow was due to the timing of payments to vendors compared to 1998, a reduction in accounts receivable due to more accounts being collected and due to more profit before such non-cash expenses as depreciation expense.

The Company anticipates that internally generated funds and borrowings available under the Norwest Facility will be sufficient to meet its working capital needs, planned 1999 and 2000 capital expenditures and to pursue opportunities to expand its markets and businesses.

Net cash used in investing activities was $2.3 million and $5.6 million for the nine months ended September 30, 1999 and 1998, respectively. Investing activities in the 1999 Period reflect capital expenditures while investing activities in the 1998 Period reflect the acquisition of Sky-Tracker of Florida, Inc. and Design and Manufacturing Ltd. along with capital expenditures of $1.8 million.

Net cash used in financing activities was $2.1 million for the 1999 Period compared to $0.9 million in the 1998 Period. The increase primarily reflects repayments on the Company's line of credit.

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

The information technology systems are currently in the implementation phase. The implementation and testing phase will be completed by the end of the year. Year 2000 issues relating to third parties relate to the automated equipment which the Company sells its customers. While the Company is currently assessing the impact to these products, it believes that the equipment already complies with the year 2000 requirements. The Company has currently incurred an inconsequential amount of costs relating to the year 2000 problem and believes that the overall costs will be inconsequential. The Company could incur substantial liabilities and potential losses if the Company's conversion efforts or the conversion efforts of any of its suppliers do not adequately solve all potential problems, or if the automation products which the Company sells do not operate satisfactorily because of the "millennium bug." This represents the Company's most reasonable worst case, year 2000 scenario.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedging accounting. SFAS No. 137 deferred the effective date of SFAS No. 133, according the Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods and as of September 30, 1999, the Company had no derivatives or hedging activities.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

The Company has evaluated its exposure to fluctuation in the interest rate and foreign currency environment and has concluded that its exposure to these fluctuations would not be material to the consolidated financial statements.

                            PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On June 23, 1999, Yale Richards resigned from the Board of Directors stating that, since he also serves as the Company's attorney, he wished to avoid the possibility of a conflict of interest arising at some time in the future. As of November 10, 1999, he has not been replaced.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


         11 Computation of net earnings per share for the three and nine months ended September 30, 1999 and 1998

         27       Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K filed for the three months ended September 30, 1999

     No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.


By:   /s/  John Wilmers                        By:   /s/  Brad French
    ----------------------------                    ---------------------------
     John Wilmers, President,                        Brad French, Secretary,
     Chief Executive Officer,                        Treasurer, and Chief
     and Director                                    Financial Officer

Date:  November 10, 1999                       Date: November 10, 1999