Form 10-K
period 1999-12-31
BALLANTYNE OF OMAHA INC
filed 2000-03-30
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

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

                  Yes       /X/                               No ________

         As of March 10, 2000, 12,459,323 shares of Common Stock of Ballantyne of Omaha, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on the NYSE) was approximately $41,075,682.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for it's Annual Meeting of Shareholders to be held on June 14, 2000 (the "Proxy Statement") are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                     PART I.

                                                                                                 PAGE NO.
                                                                                                 --------
Item 1.           Business                                                                          1

Item 2.           Properties                                                                       11

Item 3.           Legal Proceedings                                                                12

Item 4.           Submission of Matters to a Vote of Security Holders                              12


                                    PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholders' Matters                                                            13

Item 6.           Selected Financial Data                                                          14

Item 7.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                        14

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                       20

Item 8.           Financial Statements and Supplementary Data                                      21

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure                                                         45


                                    PART III.

Item 10.          Directors and Executive Officers of the Registrant                               45

Item 11.          Executive Compensation                                                           45

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                                       45

Item 13.          Certain Relationships and Related Transactions                                   45


                                    PART IV.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                  46

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this report are "forward-looking" in nature, as defined in the Private Litigation Reform Act of 1995, which involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the management of growth; and other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

Ballantyne of Omaha, Inc. and its subsidiaries (the "Company") designs, develops, manufactures and distributes commercial motion picture equipment, lighting systems and restaurant equipment. The Company primarily operates within three business segments; 1) theatre, 2) lighting and 3) restaurant equipment.

The Company's business was founded in 1932. Since that time, the Company has manufactured and supplied equipment and services to the commercial motion picture projection industry and to sports and concert arenas and theme parks. In 1983, the Company acquired the assets of the Simplex Projector Division of the National Screen Services Corporation, thereby expanding its commercial motion picture projection equipment business. The Company further expanded its commercial motion picture projection equipment business with the 1993 acquisition of the business of the Cinema Products Division of Optical Radiation Corporation. That division manufactured the Century-Registered Trademark- projector and distributed ISCO-Optic lenses to the theatre and audio visual industries in North America. ISCO-Optic is a trademark of ISCO-Optic GmbH. In December 1994, the Company increased its presence in the international marketplace with the acquisition of Westrex Company, Asia ("Westrex"), which provides the Company with a strategic Far Eastern location and access to the Pacific Rim. In April 1998, the Company vertically integrated their motion picture projection business with the acquisition of Design & Manufacturing, Ltd. ("Design"). Design is a supplier of film platter systems to the motion picture exhibition industry.

The Company also manufactures customized motion picture projection equipment for use in special venues, such as large screen format presentations and other forms of motion picture-based entertainment requiring visual and multimedia special effects. The Company helped pioneer the special venue market more than 20 years ago by working with its customers to design and build customized projection systems featuring special effects. Customers for these products include The Walt Disney Company, Universal Studios and MegaSystems, Inc. During 1998, the Company and MegaSystems, Inc., a full service provider of products and services for the large-format film industry, collaborated on a large format projection system that is currently being manufactured by the Company and distributed by MegaSystems, Inc.

The Company manufactures and distributes long-range follow spotlights, which are used for both permanent installations and touring applications. During 1997, the Company complemented its long-range follow spotlights product line with the acquisition of substantially all of the net assets of Xenotech, Inc. ("Xenotech") and Sky-Tracker of America, Inc. ("Sky-Tracker"). Xenotech is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. Sky-Tracker sells and rents computer and manually operated high intensity searchlights. Sky-Tracker and Xenotech were merged together and operate a sales and rental office out of a facility in North Hollywood, California. During January 1998, the Company further complemented its lighting segment with the acquisition of Sky-Tracker of Florida, Inc., a rental agent and distributor of high intensity promotional searchlights.

The Company also has an audio visual division in Florida called Strong Communications. The scope of services that Strong Communications provides are design consulting, rental services and equipment sales in the audio visual industry. Strong Communications has offices in Orlando, Fort Lauderdale and Tampa, Florida.

The Company also manufactures commercial food service equipment, which is sold to convenience store and fast food restaurant operators and to equipment suppliers for resale on a private label basis.

The Company's product lines are distributed on a worldwide basis through a network of over 200 domestic and international dealers. The Company's broad range of both standard and custom-made equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc., Regal Cinemas, Inc. and Loews Cineplex. As a major supplier of motion picture equipment to the theatre exhibitors, the Company has benefited directly from both the domestic and international growth in motion picture screens.

The Company believes that its position as a fully integrated equipment manufacturer enables it to be more responsive to its customers' specific design requirements, thereby giving it a competitive advantage over other manufacturers who rely more on outsourcing components. In addition, the Company believes its expertise in engineering, manufacturing, prompt order fulfillment, delivery, after-sale technical support and emergency service have allowed the Company to build and maintain strong customer relationships.

The Company's principal objective is to increase its U.S. market share and its established international presence and position itself to maintain its current standing as the industry's leading supplier of cinema equipment whether it be film or digital. In order to achieve this objective, the Company is pursuing a number of strategies including (i) expanding its presence outside the U.S. by leveraging its relationships with domestic customers who are expanding internationally and building relationships with international theatre exhibitors, (ii) developing and maintaining strong customer relationships through fully understanding customer needs and furnishing value-added services, (iii) leveraging its manufacturing expertise, (iv) making strategic acquisitions of complementary or related niche market products, (v) expanding the special venue business, (vi) expanding certain niche areas of the lighting segment and (vii) positioning itself in the digital cinema industry.

MOTION PICTURE EXHIBITION INDUSTRY OVERVIEW

The motion picture theatre industry has experienced competition from in-home sources of entertainment in recent years, forcing theatre exhibitors to build higher quality theatres with more screens per location in order to lure consumers to theatres. As a result, U.S. theatre exhibitors have been developing multiple screen theatres to provide a more consumer friendly destination and a wider range of film choices than traditional single screen theatres. More recently, domestic theatre exhibitors have accelerated the addition of new screens and in many cases, are constructing "multiplex" or "megaplex" theatres which have an even larger number of screens per location (sometimes as many as 30 screens). Coupled with wide body seats and stadium seating, these new generation theatres offer patrons a new and invigorating movie going experience. While the Company believes that the multiplex trend will continue, the Company is experiencing domestic theatre exhibitors curtailing new screen growth expansion during 2000. Therefore, the Company believes that theatre sales in 2000 will be below 1999 levels. To offset this impact, management of the Company intends on expanding international distribution channels, improving manufacturing processes, reducing costs and accelerating new product development. However, there can be no assurance that the impact of the expected screen growth curtailment will not have a material adverse impact on the Company.

The domestic exhibition industry is highly concentrated with management estimating that the top ten exhibitors represent approximately 60% of the total industry. Management believes that the trend toward multiplexing or megaplexing is also accelerating internationally as the international marketplace is one which has historically been underserved. U.S.-based theatre exhibitors are entering the international markets with plans to build modern multiplexes and megaplexes in response to increased movie theatre attendance. International exhibitors, faced with this increased competition, are expected to respond by becoming more aggressive in building these new multiplexes. According to the 2nd EDITION OF THE GLOBAL FILM EXHIBITION REPORT AND DISTRIBUTION published by Baskerville Communications in 1998, there were an estimated 108,800 screens in the world at the end of 1998 and this number is expected to increase by approximately 24,000 net new screens through the year 2007, and over 75% of this growth is expected to be international. It should be noted, however, that since the date of this publication, certain domestic exhibitors have announced plans to decrease the number of screens built in 2000 compared to earlier estimates.

BUSINESS STRATEGY

The Company's principal objective is to increase its U.S. market share and its established international presence and position itself to maintain its current standing as the industry's leading supplier of cinema equipment whether it be film or digital. The Company's strategy combines the following key elements:

EXPAND INTERNATIONAL PRESENCE. As construction of new multiple screen motion picture theatres has extended to the international market, sales of the Company's products to international end users are becoming increasingly important to the Company. Net sales to foreign customers, primarily of theatre products, increased from $11.3 million or 29.4% of consolidated net revenues in 1995 to $16.5 million or 19.2% of consolidated net revenues in 1999 including sales by Westrex, the Company's division in Hong Kong. However, during 1999, sales to foreign customers decreased $5.5 million to $16.5 million from $22.0 million in 1998. The decrease was mainly due to lower sales in Canada, which resulted from 1998 being near record levels for theater construction in Canada. The most significant future growth is expected to be in Latin and South America where favorable demographics and low screen penetration support their development. The Company believes that its smaller international market share represents an attractive growth opportunity in other countries as well, as the Company intends to seek a greater market share for its products internationally by working with its domestic dealers and U.S.-based motion picture exhibitor customers as they expand abroad. In addition, the Company is seeking to strengthen and develop its international presence through its international dealer network and the Company's sales force will continue to travel extensively worldwide to market the Company's products. The Company believes that as a result of these efforts, it is well-positioned to expand its brand name recognition and international market share.

EMPHASIZE CUSTOMER SERVICE. The Company seeks to develop and maintain strong customer relationships by offering a wide variety of standardized commercial theatre, lighting and restaurant products, working closely with its customers to fully understand their needs and furnishing value-added services such as (i) expertise in engineering and manufacturing high-quality, reliable and innovative products (often designed to customer specifications), (ii) prompt order fulfillment and delivery and (iii) after-sale technical support and emergency service. The Company further supports its products through its replacement parts business, which represents an additional source of recurring income that is less dependent on new screen construction. The Company believes that one of its competitive advantages is its superior customer service, which has resulted in strong, long-lasting customer relationships.

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

EXPLORE STRATEGIC ACQUISITIONS. The Company has historically been successful in identifying and acquiring complementary businesses, which have been profitable for its core operations. The Company plans to continue to explore opportunities to acquire companies which complement its sales and marketing and manufacturing expertise, as well as companies which provide opportunities for geographical expansion of its dealer network and product line expansion. Additionally, opportunities to acquire businesses that can assist the Company in the digital cinema market will be explored.

EXPAND SPECIAL VENUE BUSINESS. The Company believes that there is increasing consumer demand for large screen format presentations and other forms of motion picture-based entertainment which use visual and multimedia special effects. Although sales of special venue products currently represent only a small percentage of the Company's net sales, the Company believes that increasing public demand for such products and the increased publicity generally associated with special venue products create a small but attractive opportunity for future growth.

EXPAND AND REORGANIZE LIGHTING SEGMENT. The Company intends on growing the lighting segment by focusing on certain key niche areas of the segment and leveraging its existing customer network to grow these niche areas through internal expansion. Additionally, the Company plans on reorganizing certain areas of the promotional lighting division of this segment to obtain more profitable results.

EXPLORE DIGITAL CINEMA. The Company is currently exploring options relating to digital cinema to position itself to be a supplier of digital equipment when digital cinema becomes a reality.

PRODUCTS

THEATRE PRODUCTS

MOTION PICTURE PROJECTION EQUIPMENT

The Company is a leading developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. The Company's commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industrywide recognized trademarks of Strong-TM-, Simplex-TM, Century-Registered Trademark-, Optimax-Registered Trademark-, and Ballantyne-TM-. The Company manufactures the entire motion picture projection system in-house, except for the audio rack components and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by the Company.

The Company's lamphouse consoles are unique to the industry in that they incorporate a solid state power supply, which allows for a broader range of wattages, thereby reducing operating costs. The Company's lamphouse consoles incorporate all elements required for quality film presentations while requiring minimum booth floor space.

The Company's film handling equipment consists of either a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. The majority of the Company's film transport systems are sold under the Strong-TM- name, although the Company sells systems on an OEM basis to a competitor.

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

REPLACEMENT PARTS

The Company has a significant installed base of over 35,000 motion picture projectors. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company. The Company believes that growth in the installed base of commercial motion picture projectors should result in increased net sales of replacement parts for the Company's commercial motion picture projection equipment. Replacement part sales represent a recurring revenue source for the Company, which is less dependent on new screen construction. Net sales of the Company's theatre replacement parts were $8.8 million, $6.8 million and $6.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Sales of replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment currently sold but are more a function of the needs of current customers which have projection systems previously purchased from the Company.

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

LIGHTING PRODUCTS

SPOTLIGHT

The Company has been a leading developer, manufacturer and distributor of long-range follow spotlights since 1950. Ballantyne's long-range follow spotlights are marketed under the Strong-TM- trademark and recognized brand names such as Super Trouper-Registered Trademark-, Gladiator-TM- and Roadie-TM-. The Super Trouper-Registered Trademark- follow spotlight has been the industry standard since 1958. The Company's long-range follow spotlights are high-intensity general use illumination products designed for both permanent installations such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 3,000 watts. The 400 watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The 3,000 watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

The Company sells its long-range follow spotlights through dealers and to end users to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. These spotlight products are used in over 100 major arenas, including among other venues, the Toronto SkyDome, the United Center in Chicago, the RCA Dome in Indianapolis, the Continental Airlines Arena in the New Jersey Meadowlands and the Sheffield Arena in the United Kingdom, as well as at special venue sites such as the 1996 Summer Olympics and in world tours by, among others, the Rolling Stones, R.E.M. and Pink Floyd.

PROMOTIONAL LIGHTING

The Company, through its wholly-owned subsidiary, Xenotech Strong, Inc. ("Xenotech") is a supplier (through both rental and outright sale) of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company's computer-based lighting systems are marketed under the Xenotech-TM- and Britelights-Registered Trademark-trademarks, while the high intensity searchlights are marketed under the Sky-Tracker-TM- trademark.

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

The Company's high intensity searchlights come in single or multiple head configurations, primarily for use in outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity searchlights, which are primarily used for outdoor promotional lighting, are marketed through the Company's Sky-Tracker division under the Sky-Tracker-TM- trademark. Sky-Tracker's products have been used at Walt Disney World, Universal Studios, various Olympic Games, grand openings and also have been used by touring musical acts such as the Rolling Stones and Van Halen. The Company's promotional lighting products are primarily marketed directly to customers in North America, Europe, South America and the Pacific Rim through a direct sales force.

AUDIO-VISUAL

The Company, through its division Strong Communications, is a full service audio-visual company established to meet the need for presentation equipment by hotels and convention centers. Strong Communications provides design consulting, rental services and equipment sales with offices in Orlando, Fort Lauderdale and Tampa, Florida.

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

The Company sells its restaurant product line through dealers, who sell primarily to independent convenience store/fast food restaurant operators. The Company also sells its pressure fryers to equipment suppliers directly, on a private label basis, for resale to major chains such as Pathmark and Wal-Mart for use in their delicatessens and sit-down eateries. One of these suppliers is the Hobart Corporation, through which the Company sells approximately 50% of its restaurant equipment.

SALES, MARKETING AND CUSTOMER SERVICE

The Company markets and sells its product primarily through a network of over 200 domestic and international dealers to major movie exhibitors, sports arenas and amusement park operators. The Company also sells directly to end users. The sales effort is supplemented by a small internal sales force. The Company services its customers in large part through the dealer network, however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual major industry trade shows such as ShoWest in Las Vegas, ShowEast in Atlantic City, CineAsia in Asia and Cinema Expo in Europe. The Company recently opened an office in Miami to help support what the Company believes is an emerging market in Latin and South America.

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

For the years ended December 31, 1999, 1998 and 1997, sales to a customer represented approximately 16%, 15% and 20% of consolidated net revenues, respectively. For the years ended December 31, 1999 and 1998, sales to another customer represented approximately 21% and 14%, respectively, of consolidated net revenues. The loss of these or other top customers could adversely affect the Company.

BACKLOG

At December 31, 1999 and 1998, the Company had backlogs of $10.7 million and $16.6 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months. These backlogs typically increase during the year to reflect increases in the construction of new motion picture screens in anticipation of the holiday movie season. Even though backlog figures are not necessarily indicative of sales or income for any full twelve-month period, the Company is experiencing domestic theatre exhibitors curtailing new screen growth expansion during 2000. As such, the Company's revenues in that segment will be lower in 2000 compared to 1999.

MANUFACTURING

The Company's manufacturing operations are primarily conducted at its Omaha, Nebraska manufacturing facility and the manufacturing facility in Fisher, Illinois acquired with the purchase of Design & Manufacturing, Ltd. in 1998. The Company's manufacturing operations at both locations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly and packaging and shipping. The Company believes that Omaha's and Fisher's central location has and will serve to reduce the Company's transportation costs and delivery times of products to the East and West Coasts of the U.S. The Company's manufacturing strategy is to (i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and (iv) use outside contractors as necessary to meet customer demand.

The Company currently manufactures the majority of the components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products and its ability to customize products to customer specifications. The principal raw materials and components used in the Company's manufacturing processes include aluminum, solid state electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components and lenses for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality. The Company believes that its manufacturing capabilities, combined with its emphasis on customer service, have contributed to retaining strong customer relationships and developing new business opportunities.

QUALITY CONTROL

The Company believes that its design standards, quality control procedures, and the quality standards for the materials and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. The Company has implemented a quality control program for its theatre, lighting and restaurant product lines, which is designed to ensure compliance with the Company's manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company's products during various stages of production and assembly.

WARRANTY POLICY

The Company provides a warranty to end users of substantially all of its products, which generally covers a period of 12 months, but may be extended under certain circumstances and for certain products. Under the Company's warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements were approximately $839,000, $446,000 and $404,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 relates to a warranty issue with a specific product. This issue has been resolved and the Company believes warranty expense will normalize in the future.

RESEARCH AND DEVELOPMENT

The Company's ability to compete successfully depends, in part, upon its continued close work with its existing and new customers. The Company focuses its research and development efforts on the development of new products based on its customers' requirements, including the development of products used for special venues and the development of digital cinema technology. Research and development costs charged to operations amounted to approximately $846,000, $746,000 and $647,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

The markets for the Company's long-range follow spotlight, other illumination and restaurant products are also highly competitive. The Company competes in the illumination industry primarily on the basis of quality, price and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and equipment design. Certain of the Company's competitors for its long-range follow spotlight, other illumination and restaurant products have significantly greater resources than the Company.

PATENTS AND TRADEMARKS

The Company owns or otherwise has rights to numerous trademarks used in conjunction with the sale of its products. The Company believes that its success will not be dependent upon patent protection, but rather upon its scientific and engineering "know-how" and research and production techniques.

EMPLOYEES

As of March 10, 2000 the Company had a total of 367 employees. Of these employees 295 were considered manufacturing, 3 were executive and 69 were considered administrative. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

ENVIRONMENTAL MATTERS

Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. The Company believes that it is in material compliance with environmental laws, but there can be no assurance that future additional environmental compliance or remediation obligations will not arise or that such operations could not have a material adverse effect on the Company. The Company does not anticipate any material capital expenditures for environmental matters during 2000.

DIGITAL CINEMA

The current motion picture exhibition industry is based on the use of film technology to deliver motion pictures to the public. However, in the last few years, there have been innovations in technology to show motion pictures digitally. While this technology is still in the prototypical stage, the Company is currently in the process of weighing its alternatives. Although there can be no assurance that the Company will participate in the digital cinema industry, the Company believes that it is well positioned to maintain its current position as the industry's leading supplier of motion picture projection equipment whether it be digital or film.

EXECUTIVE OFFICERS OF THE COMPANY

John P. Wilmers, age 55, has been CEO of the Company since March 1997 and a Director since 1995. Mr. Wilmers joined the Company in 1981 and has served in various positions in the Company including Executive Vice President of Sales from 1992 to 1997. Mr. Wilmers is a past President of the Theater Equipment Association, a member of the Nebraska Variety Club and a sustaining member of the Society of Motion Picture and Television Engineers. Mr. Wilmers attended the University of Minnesota at Duluth.

Brad J. French, age 47, joined the Company as the Controller in 1990 and was named Secretary and Treasurer in 1992. Mr. French was named Chief Financial Officer of the Company in January 1996. Prior to joining the Company, Mr. French held several accounting positions with UTBHL, Inc. (f/k/a Hanovia Lamp, Inc.), a subsidiary of Canrad, Inc. and Purolator Products Inc. Mr. French earned a B.S. from Union College.

Ray F. Boegner, age 51, has been Senior Vice President of Sales since 1997. Mr. Boegner joined the Company in 1985 and has acted in various sales roles. Prior to joining the Company, he served as Vice President of Marketing at Cinema Film Systems. Mr. Boegner earned a B.A. from Citrus College and a B.S. from the University of Southern California.

ITEM 2.  PROPERTIES

The Company's headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 160,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products, other than those for one of its wholly-owned subsidiaries, Design and Manufacturing, Inc. ("Design"). The Design subsidiary is located in Fisher, Illinois on 2.0 acres with a 31,600 square foot building. The Company leases a sales and rental facility for its audio visual division in Orlando and Ft. Lauderdale, Florida. The Company also leases a sales and service facility in Hong Kong.

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

During the fourth quarter of fiscal 1999, no issues were submitted to a vote of stockholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Common Stock is listed and traded on the NYSE under the symbol "BTN". Prior to December 5, 1997, the Company was listed on the American Stock Exchange (the "AMEX"). The following table sets forth the high and low per share sale price for the Common Stock as reported by the NYSE and the AMEX for the periods indicated (rounded to the nearest 1/8).

                                                                                  HIGH                LOW
                                                                                  ----                ---
1999


                First Quarter                                                           11                 7
                Second Quarter                                                     8 13/16             5 7/8
                Third Quarter                                                        7 7/8             4 3/4
                Fourth Quarter                                                       6 3/4             4 7/8

1998
                First Quarter                                                       11 1/8             9 1/8
                Second Quarter                                                      13 1/8             6 1/4
                Third Quarter                                                        8 5/8             6 3/8
                Fourth Quarter                                                       8 3/8             5 1/2

1997
                First Quarter                                                       10 3/8             7 3/4
                Second Quarter                                                      11 5/8             8 7/8
                Third Quarter                                                       14 1/4            10 7/8
                Fourth Quarter                                                      12 1/2             9 1/2



On March 10, 2000 the last reported per share sale price for the Common Stock was $4 9/16. At March 10, 2000, there were 213 holders of record of the Common Stock and the Company had 12,459,323 shares of Common Stock outstanding.

DIVIDEND POLICY

The Company intends to retain its earnings to assist in financing its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board. The Company's line of credit contains certain prohibitions on the payment of cash dividends. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions and the Company's financial condition and capital requirements, as well as any other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA (2)

                                               1999          1998          1997         1996          1995
                                               ----          ----          ----         ----          ----
STATEMENT OF INCOME DATA
Net revenue                                  $86,143         75,057        70,205       51,754        38,441
Gross profit                                  25,197         23,554        20,725       15,357        10,990
Net income                                   $ 7,759          8,344         7,709        5,037         3,040

Net income per share (1)
         Basic                               $  0.62           0.59          0.56         0.43          0.29
         Diluted                             $  0.59           0.57          0.52         0.40          0.29

BALANCE SHEET DATA
Working capital                              $34,401         31,002        27,403       19,742         8,625
Total assets                                  60,756         56,553        46,753       32,462        19,828
Total debt                                    10,438         12,276           242          458         8,059
Stockholders' equity                         $39,863         34,615        35,623       24,029         5,055

(1) Adjusted for all stock dividends and stock splits.

(2) All amounts in thousands (000's) except per share data.

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

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in the Company's consolidated statements of income:

RESULTS OF OPERATIONS:


                                                              Years Ended December 31,
                                             1999          1998           1997          1996          1995
                                             ----          ----           ----          ----          ----

Net revenues                                100.0%        100.0%         100.0%        100.0%       100.0%
Cost of revenues                             70.8          68.6           70.5          70.3         71.4
Gross profit                                 29.2          31.4           29.5          29.7         28.6
Operating expenses                           14.5          14.1           13.1          13.6         14.8
Income from operations                       14.7          17.3           16.4          16.1         13.8
Net income                                    9.0          11.1           11.0           9.7          7.9

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

Net Revenues for 1999 increased 14.8% to $86.1 million from $75.1 million for 1998. The following table sets forth comparative consolidated net revenues of theatre, lighting and restaurant products for the respective years:


                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                             1999                     1998
                                             ----                     ----

 Theatre                                 $74,115,104                $65,814,807
 Lighting                                  9,874,195                  7,107,905
 Restaurant                                2,153,269                  2,134,655
                                        ------------               ------------
     Total net revenues                  $86,142,568                $75,057,367
                                        ============                 ==========


The increase for 1999 reflects higher revenues from the sale of theatre products and the sale and rental of lighting products. Net revenues in the theatre segment increased $8.3 million or 12.6% to $74.1 million from $65.8 million for 1998. This reflects higher revenues from domestic customers as motion picture exhibitors continued to build new multi-screen theatre complexes. This increase was offset by lower sales to foreign customers, which decreased $5.5 million or 24.8% from $22.0 million in 1998 to $16.5 million in 1999. Of the drop in sales to foreign customers, $4.5 million related to sales to Canada, which resulted from 1998 being near record levels for theatre construction in Canada. Also contributing to the increase in theatre revenues were higher sales of replacement parts, which rose $2.0 million or 28.5% to $8.8 million from $6.8 million in 1998. This increase reflects a higher installed base of projection systems.

Sales of ISCO-Optic lenses within the theatre segment were flat at $5.8 million for both 1999 and 1998. Sales of these lenses fluctuate from quarter to quarter and are not directly related to the volume of projection equipment purchased from the Company.

The Company is experiencing domestic theatre exhibitors curtailing new screen growth expansion during 2000. Therefore, the Company believes that theatre sales in 2000 will be below 1999 levels.

Lighting segment revenue contributed $9.9 million in 1999, an increase of $2.8 million or 38.9% over the $7.1 million contributed in 1998. The majority of the increase was due to the Company's audio visual operating division in Florida, which contributed $2.7 million of revenue in 1999 compared to $0.4 million in 1998. In large part this increase in audio visual revenue was due to the division just getting underway in 1998. Sales and rentals of the Company's promotional lighting division increased 6.3% from the prior year, while the Company's spotlight sales increased 9.0% from $2.0 million in 1998 to $2.2 million in 1999.

Restaurant sales remained flat at approximately $2.1 million for the 1999 and 1998 periods.

GROSS PROFIT

Overall gross profit increased $1.6 million or 7.0% in 1999 to $25.2 million from $23.6 million in 1998, but as a percent of revenue decreased to 29.2% from 31.4% in 1998.

Theatre gross profit decreased to 29.9% as a percentage of revenues in 1999 from 32.8% in 1998. This decrease was primarily due to certain pricing concessions with a major customer and due to increased lower margin console sales during the 1999 period. Downward pressure on gross profit is expected to continue in 2000 as a result of the domestic sales environment discussed earlier.

Lighting segment gross profit increased to 25.8% as a percentage of revenues compared to 19.7% in 1998. Again, the increase can be attributed to the Company's audio visual operating division in Florida where gross margins increased to 42.4% in 1999 from 13.8% in 1998. This increase mainly relates to higher rental revenues compared to the prior year, which carry a higher margin than sales in the audio visual industry. Also contributing to the increase in gross margin in the lighting segment were margins on spotlight sales, which rose to 31.7% in 1999 compared to 31.0% in 1998. Gross margins in the promotional lighting division decreased to 13.8% from 15.3% in 1998 as rental revenues continued to be disappointing.

Gross profit for the restaurant segment decreased to 23.0% as a percentage of sales compared to 27.7% in 1998 due to lower replacement part sales compared to the prior year.

OPERATING EXPENSES

Overall, operating expenses increased $1.9 million or 18.2% from $10.6 million in 1998 to $12.5 million in 1999. As a percentage of sales, operating expenses increased to 14.5% from 14.1% in the 1998 period. Net of certain costs relating to an attempted acquisition during the third quarter of approximately $0.4 million, the percentage would have been consistent with 1998. Generally, operating expenses for all three segments were consistent as a percentage of revenues from year to year, however, operating expenses in lighting segment are historically higher as a percentage of revenues compared to the theatre segment, mainly due to the nature of the distribution channels.

INTEREST EXPENSE

Net interest expense increased to $0.9 million in 1999 from $0.04 million in 1998 reflecting higher borrowings on the Company's line of credit. These borrowings were necessitated due to the repurchase of $15.3 million of common stock for treasury during 1998 and 1999 and an increase in inventory.

INCOME TAXES

The Company's effective tax rate for 1999 was 34.3% compared to 35.5% for 1998. The decline from 1998 reflects certain state tax credits and the benefit of the new foreign sales corporation created in 1999. The difference between the Company's effective tax rate and the federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally Goodwill and the impact of state income taxes.

NET INCOME

Due to the reasons described above, net income decreased $0.6 million or 7.0% to $7.7 million in 1999 from $8.3 million in 1998. Basic earnings per share were $0.62 per share in 1999 compared to $0.59 per share in 1998, while diluted earnings per share were $0.59 per share in 1999 compared to $0.57 per share in 1998. The increase in basic and diluted earnings per share compared to 1998 represents the benefit from the stock repurchases during 1998 and 1999, which resulted in fewer shares being outstanding.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

REVENUES

Net Revenues for 1998 increased $4.9 million or 6.9% to $75.1 million from $70.2 million for 1997. The increase reflects higher revenues from theatre and lighting products. The following table shows comparative net revenues for theatre, lighting and restaurant products for the respective years:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                         1998                      1997
                                         ----                      ----

 Theatre                               $65,814,807             $62,306,249
 Lighting                                7,107,905               5,360,617
 Restaurant                              2,134,655               2,538,245
                                      ------------             -----------
       Total net revenues              $75,057,367             $70,205,111
                                      ============             ===========


The increase in total net revenues primarily reflects higher sales of theatre products. The increase in theatre products relate to higher sales of commercial motion picture projection equipment ("projection equipment"), which rose $4.2 million or 8.6% from $48.9 million in 1997 to $53.1 million in 1998. This reflects increased sales of projection equipment to both foreign and domestic customers as motion picture exhibitors continue to build new multi-screen theatre complexes.

Offsetting the higher sales of projection equipment among theatre sales were lower sales of ISCO-Optic lenses, which decreased $0.6 million to $5.8 million in 1998 from $6.4 million in 1997. ISCO-Optic is a trademark of ISCO-Optic GmbH. Replacement parts sales for the theatre segment were also lower in 1998 decreasing from $6.9 million in 1997 to $6.8 million in 1998. Sales of ISCO-Optic lenses and replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers which have projection equipment systems previously purchased from the Company.

Lighting segment revenue also contributed to the increase in total net revenues, contributing $7.1 million in sales and rentals, an increase of $1.7 million over the $5.4 million contributed in 1997. This increase was entirely due to acquisitions made by the Company during 1998 and 1997.

Restaurant sales decreased $0.4 million from $2.5 million in 1997 to $2.1 million in 1998. The decrease was due to lower sales of pressure fryers and smokers.

Overall, consolidated net revenues from domestic customers increased $1.4 million to $53.1 million in 1998 from $51.7 million in 1997. The increase was smaller than the previous year due to a temporary slowdown in the middle of the year by a few of the larger theatre exhibition companies, however, as the year progressed, sales returned to expected levels. Net revenues from foreign customers increased $3.5 million or 18.5% to $22.0 million from $18.5 million in 1997. This increase was attributable to higher sales in Canada and Europe, however, sales were lower in Asia and Mexico compared to the prior year.

GROSS PROFIT

Gross profit increased $2.8 million or 13.7% in 1998 to $23.6 million, and as a percent of revenue increased to 31.4% from 29.5% in 1997. The higher gross profit as a percentage of net revenues was primarily due to the theatre segment where the gross margin increased to 32.8% in 1998 from 28.7% in 1997. This increase can be attributed to synergies obtained through the purchase of Design & Manufacturing Ltd. ("Design") in April 1998 and certain manufacturing efficiencies due to an increase in production volume during 1998. The purchase of Design has enabled the Company to generate cost savings by vertically integrating the supply of certain components sold with the Company's projection equipment. Restaurant margins as a percent of sales increased from 25.6% in 1997 to 27.7% mainly due to a change in product mix while lighting segment margins decreased from 41.2% in 1997 to 19.7%. The decline in lighting margins was due to lower rental revenues as a percentage of total revenues in 1998. Rental revenue generally carries a higher margin than product sales.

OPERATING EXPENSES

Operating expenses in 1998 increased approximately $1.4 million or 15.4% from 1997. As a percentage of net revenues, such expenses increased to 14.1% in 1998 from 13.1% in 1997. The increase can be attributed to the acquisition of Design and to costs related to the lighting segment. Operating expenses as a percentage of revenue are relatively high for Design because a majority of Design's sales are eliminated in consolidation. This impact is offset by Design's ability to produce a low-cost product for the Company and thus increase gross margins. The reason for the increased operating expenses in the lighting segment was due to the Company making a concerted effort to grow this segment but has not yet seen the revenue growth that was anticipated.

INTEREST EXPENSE

Net interest expense was $36,265 in 1998 compared to net interest income of $254,030 in 1997. The change from the prior year reflects lower cash on hand and higher interest expense due to borrowings on the Company's line of credit with Norwest Bank. These borrowings were necessitated due to lower cash flows from operations and the repurchase of 1.8 million shares of common stock during the third and fourth quarters of 1998.

INCOME TAXES

The Company's effective tax rate in 1998 was 35.5% compared to 34.7% in 1997. The increase reflects higher state taxes related to the Company having operations in more states than the prior year. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally Goodwill and the impact of state income taxes.

NET INCOME

For the reason outlined above, net income increased $0.6 million or 8.2% to $8.3 million in 1998 from $7.7 million in 1997. Basic earnings per share were $0.59 per share in 1998 compared to $0.56 per share in 1997. Diluted earnings per share were $0.57 per share in 1998 compared to $0.52 per share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company maintained a $20 million line of credit with Norwest Bank Nebraska, N.A. (the "Norwest Facility"). At December 31, 1999, $9.6 million of the Norwest Facility was unused. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to the Prime Rate less 0.5% (7.75% at December 31, 1999). All of the Company's assets secure the Norwest Facility. The Company was in compliance with all restrictive covenants at December 31, 1999 and 1998.

Historically, the Company has funded its working capital requirements through cash flow generated by its operations. Net cash provided by operating activities ("operating cash flow") for the years ended December 31, 1999, 1998 and 1997 were $7.4 million, $0.5 million and $5.3 million, respectively. The increase in operating cash flow was primarily due to reductions in accounts receivable and increases in accounts payable offset by higher levels of inventory compared to the prior year.

The Company anticipates that internally generated funds and borrowings available under the Norwest Facility will be sufficient to meet its working capital needs, planned 2000 capital expenditures and to pursue opportunities to expand its markets and businesses.

Net cash used in investing activities for the years ending December 31, 1999, 1998 and 1997 were $2.7 million, $7.5 million and $4.7 million, respectively. Investing activities in 1998 reflect the purchase of Sky-Tracker of Florida, Inc. during January of 1998 and the purchase of Design in the second quarter of 1998. During 1999 no acquisitions were made. Capital expenditures were approximately $2.7 million in 1999 compared to $3.6 million in 1998 and $3.5 million in 1997 and primarily relate to the purchase of rental equipment in the lighting segment and plant equipment in the theatre segment.

Net cash used in financing activities in 1999 was $4.5 million compared to $0.15 million in 1998 and $1.1 million provided by financing activities in 1997. The reasons for the change from prior years relate to the repurchase of treasury stock for $15.3 million during 1999 and 1998. This stock repurchase was financed by borrowings on the Norwest Facility. Also, the Company received $1.8 million from the exercise of certain stock options in 1997 compared to only $0.2 million and $0.09 million in 1999 and 1998, respectively.

The Company does not engage in any hedging activities, including currency hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars.

RECENT DEVELOPMENTS

The Company is currently experiencing a sales slowdown during the first quarter of 2000. In reaction to that slowdown, the Company reduced it's workforce by approximately 17%. The Company expects to take a charge as a result of this reduction in the first quarter of 2000. The charge is expected to be $430,000 to $480,000 on a pre-tax basis.

The Company also announced on March 22, 2000, that it has terminated its review of strategic alternatives with Donaldson, Lufkin and Jenrette Securities, which had been retained in October 1999 to explore various options for the Company.

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

YEAR 2000 UPDATE

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Additionally, the Company is not currently aware of any significant year 2000 or similar problems that have arisen for its customers and suppliers. The Company expended an immaterial amount to ready itself for the year 2000. Management does not expect year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establish specific criteria for the use of hedging accounting. SFAS No. 137 deferred the effective date of SFAS No. 133, according the Company's required adoption date is July 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods and as of December 31, 1999 the Company had no derivatives or hedging activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to fluctuation in the foreign currency environment and has concluded that its exposure to fluctuation would not be material to the consolidated financial statements. The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate line of credit. Assuming amounts remain outstanding on the line of credit, increases in interest rates would increase interest expense. A 1% increase in the interest rate would increase interest expense by approximately $104,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               PAGE NO.
                                                                                               --------
Management's Responsibility for Financial Statements                                            22

Independent Auditors' Report                                                                    23

Consolidated Financial Statements

     Consolidated Balance Sheets -
     December 31, 1999 and 1998                                                                 24

     Consolidated Statements of Income - Years ended
     December 1999, 1998 and 1997                                                               25

     Consolidated Statements of Stockholders' Equity - Years ended
     December 1999, 1998 and 1997                                                               26

     Consolidated Statements of Cash Flows - Years ended
     December 1999, 1998 and 1997                                                               27

     Notes to Consolidated Financial Statements - Years ended
     December 31, 1999, 1998 and 1997                                                           28

Financial Statement Schedule Supporting
Consolidated Financial Statements
     Schedule - Valuation and Qualifying Accounts                                               44

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


The consolidated financial statements of Ballantyne of Omaha, Inc. and Subsidiaries and the other information contained in the 10-K Annual Report were prepared by and are the responsibility of management. The Statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on management's best estimates and judgments.

In fulfilling its responsibilities, management relies on a system of internal controls, which provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability of assets. Internal controls are designed to reduce the risk that material errors or irregularities in the financial statements may occur and not be timely detected. These systems are augmented by written policies, careful selection and training of qualified personnel, an organizational structure providing for the division of responsibilities and a program of financial, operational and systems reviews.

The Audit Committee, composed of non-employee directors, is responsible for recommending to the Board of Directors, the independent accounting firm to be retained each year. The Audit Committee meets regularly, and when appropriate separately, with the independent certified accountants and management to review Company performance. The independent certified public accountants and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.






    /S/ JOHN P. WILMERS
-----------------------------
John P. Wilmers
President and Chief Executive Officer






   /S/ BRAD FRENCH
-------------------------------------------------
Brad French
Secretary/Treasurer and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.


We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                                                        KPMG LLP
Omaha, Nebraska
January 21, 2000

                   Ballantyne of Omaha, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

ASSETS                                                                            1999                           1998
------                                                                            ----                           ----
Current assets:
      Cash and cash equivalents                                             $    857,089                    $   594,686
      Accounts receivable (less allowance for
           doubtful accounts of $526,221 in
           1999 and $396,785 in 1998)                                         15,510,265                     17,255,221
      Inventories                                                             26,210,431                     21,434,395
      Deferred income taxes                                                    1,039,733                        864,568
      Other current assets                                                       523,841                         43,611
                                                                            ------------                   ------------
           Total current assets                                               44,141,359                     40,192,481

Plant and equipment, net                                                      13,319,706                     12,695,989
Other assets, net                                                              3,295,165                      3,664,710
                                                                            ------------                   ------------
           Total assets                                                     $ 60,756,230                    $56,553,180
                                                                            ============                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                                $     20,000          $                  --
      Accounts payable                                                         6,063,078                    $ 5,936,825
      Accrued expenses                                                         3,437,885                      2,500,614
      Income taxes payable                                                       219,499                        752,809
                                                                            ------------                   ------------
           Total current liabilities                                           9,740,462                      9,190,248

Deferred income taxes                                                            735,271                        471,319
Long-term debt, excluding current installments                                    48,877                         47,372
Notes payable to bank                                                         10,369,000                     12,229,000

Stockholders' equity:
      Preferred stock, par value $.01 per share;
           authorized 1,000,000 shares, none outstanding                              --                             --
      Common stock, par value $.01 per share;
           authorized 25,000,000 shares; issued
           14,557,128 shares in 1999 and 14,450,702
           shares in 1998                                                        145,571                        144,507
      Additional paid-in capital                                              31,663,043                     31,211,329
      Retained earnings                                                       23,369,460                     15,610,511
                                                                            ------------                   ------------
                                                                              55,178,074                     46,966,347

Less cost of common shares in treasury, at cost
      (2,097,805 shares in 1999 and 1,801,800
      shares in 1998)                                                        (15,315,454)                   (12,351,106)
                                                                            ------------                   ------------
           Total stockholders' equity                                         39,862,620                     34,615,241
                                                                            ------------                   ------------
           Total liabilities and stockholders' equity                       $ 60,756,230                   $ 56,553,180
                                                                            ============                   ============



See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Years ended December 31, 1999, 1998 and 1997



                                                             1999                 1998                  1997
                                                             ----                 ----                  ----

Net revenues                                              $86,142,568          $75,057,367           $70,205,111
Cost of revenues                                           60,945,902           51,503,053            49,480,113
                                                          -----------          -----------           -----------
    Gross profit                                           25,196,666           23,554,314            20,724,998

Operating expenses:
    Selling                                                 4,868,817            3,740,582             3,350,758
    General and administrative                              7,645,514            6,844,407             5,819,876
                                                          -----------          -----------           -----------
       Total operating expenses                            12,514,331           10,584,989             9,170,634
                                                          -----------          -----------           -----------

       Income from operations                              12,682,335           12,969,325            11,554,364

Interest income                                                27,209              103,207               285,932
Interest expense                                             (895,425)            (139,472)              (31,902)
                                                          -----------          -----------           -----------
       Net interest income (expense)                         (868,216)             (36,265)              254,030
                                                          -----------          -----------           -----------

       Income before income taxes                          11,814,119           12,933,060            11,808,394

Income taxes                                                4,055,170            4,589,326             4,099,055
                                                          -----------          -----------           -----------

       Net income                                         $ 7,758,949          $ 8,343,734           $ 7,709,339
                                                          ===========          ===========           ===========

Net income per share:
       Basic                                              $      0.62         $      0.59            $      0.56
                                                          ===========          ===========           ===========
       Diluted                                            $      0.59         $      0.57            $      0.52
                                                          ===========          ===========           ===========

Weighted average shares outstanding:
       Basic                                               12,590,234           14,098,491            13,854,304
                                                          ===========          ===========           ===========
       Diluted                                             13,149,869           14,749,350            14,830,423
                                                          ===========          ===========           ===========















See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997


                                                                Additional                                    Total
                                        Preferred    Common       Paid-In       Retained      Treasury    Stockholders'
                                          Stock       Stock       Capital       Earnings        Stock         Equity
                                         -------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1996             $  --         128,548    18,863,706     5,036,693           --       24,028,947

Net income                                  --            --            --       7,709,339           --        7,709,339
Issuance of 684,075 shares of
  common stock upon exercise
  of stock options                          --           6,840     1,838,042          --             --        1,844,882
Issuance of 9,865 shares of
  common stock under the
  employees stock purchase plan             --              98        60,673          --             --           60,771
Income tax benefit related to
  stock option plans                        --            --       1,979,090          --             --        1,979,090
                                         -------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1997                --         135,486    22,741,511    12,746,032           --       35,623,029

Net income                                  --            --            --       8,343,734           --        8,343,734
Issuance of 25,950 shares of
  common stock upon exercise
  of stock options                          --             259        88,997          --             --           89,256
Issuance of 15,679 shares of
  common stock under the
  employees stock purchase plan             --             156        99,405          --             --           99,561
Issuance of 259,058 shares for
  business combination                      --           2,590     2,797,410          --             --        2,800,000
Income tax benefit related to
  stock option plans                        --            --          10,767          --             --           10,767
Purchase of treasury stock                  --            --            --            --      (12,351,106)   (12,351,106)
Issuance of 5% stock dividend
  declared January 28, 1999,
  payable March 1, 1999                     --           6,016     5,473,239    (5,479,255)          --             --
                                         -------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1998                --         144,507    31,211,329    15,610,511    (12,351,106)    34,615,241
Net income                                  --            --            --       7,758,949           --        7,758,949
Issuance of 73,818 shares of
  common stock upon exercise
  of stock options                          --             738       196,697          --             --          197,435
Issuance of 32,608 shares of
  common stock under the
  employees stock purchase plan             --             326       140,867          --             --          141,193
Income tax benefit related to
  stock option plans                        --            --         114,150          --             --          114,150
Purchase of treasury stock                  --            --            --            --       (2,964,348)    (2,964,348)
                                         -------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1999             $  --         145,571    31,663,043    23,369,460    (15,315,454)    39,862,620
                                         =======   ===========   ===========   ===========    ===========    ===========


See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997


                                                                           1999            1998            1997
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
      Net income                                                   $  7,758,949    $  8,343,734    $  7,709,339
      Adjustments to reconcile net income to
          net cash provided by operating activities:
                 Depreciation of plant and equipment                  2,071,428       1,476,275         783,338
                 Other amortization                                     437,643         376,948         218,434
                 Loss on sale of fixed assets                               792           7,297            --
                 Deferred income taxes                                   88,787         (17,431)       (261,265)
      Changes in assets and liabilities, net of assets acquired:
                 Accounts receivable                                  1,744,956      (5,243,401)     (2,210,958)
                 Inventories                                         (4,776,036)     (3,065,576)     (4,676,096)
                 Other current assets                                  (480,230)         77,776          (2,326)
                 Accounts payable                                       126,253      (2,561,127)      2,069,566
                 Accrued expenses                                       937,271         104,361         294,212
                 Income taxes payable                                  (419,160)      1,254,342       1,352,094
                 Other assets                                           (46,593)       (253,836)         (5,420)
                                                                   ------------    ------------    ------------

                 Net cash provided by
                     operating activities                             7,444,060         499,362       5,270,918
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
      Business combinations                                                --        (3,886,922)     (1,150,000)
      Capital expenditures                                           (2,698,437)     (3,594,472)     (3,531,913)
      Proceeds from sale of equipment                                     2,500          28,500            --
                                                                   ------------    ------------    ------------


                 Net cash used in investing
                     activities                                      (2,695,937)     (7,452,894)     (4,681,913)
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
      Net proceeds (payments) from line of credit                    (1,860,000)     12,229,000            --
      Payments on long-term debt                                           --          (220,000)       (835,744)
      Proceeds from employee stock purchase plan                        141,193          99,561          60,771
      Proceeds from exercise of stock options                           197,435          89,256       1,844,882
      Purchase of common stock for treasury                          (2,964,348)    (12,351,106)           --
                                                                   ------------    ------------    ------------

                 Net cash provided by (used in)
                     financing activities                            (4,485,720)       (153,289)      1,069,909
                                                                   ------------    ------------    ------------

                 Net increase (decrease) in cash
                     and cash equivalents                               262,403      (7,106,821)      1,658,914

Cash and cash equivalents at beginning of year                          594,686       7,701,507       6,042,593
                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year                           $    857,089    $    594,686    $  7,701,507
                                                                   ============    ============    ============



See accompanying notes to consolidated financial statements

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1999, 1998 and 1997



1.   Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 26% of the Company's common stock is owned by Canrad of Delaware Inc. ("Canrad") which is an indirect wholly-owned subsidiary of ARC International Corporation.

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

b.   Stock Dividend and Splits

The Company's Board of Directors declared a 5% stock dividend of the Company's common stock on January 28, 1999. The stock dividend was payable March 1, 1999 to shareholders of record on February 15, 1999. The stock dividend resulted in the issuance of 601,455 shares of common stock. The dividend was accounted for as if it occurred on December 31, 1998.

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

Unless otherwise noted, share and per share data have been restated to reflect the stock dividend and stock splits as of the earliest period presented.

c.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



d.   Goodwill and Other Intangibles

The Company capitalizes and includes in other assets the excess of cost over the fair value of assets of business acquired ("Goodwill"), the present value of non-compete agreements and the costs of acquiring patents on its products. These assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over the expected periods to be benefited, 3 to 25 years. Accumulated amortization as of December 31, 1999 and 1998 amounted to $1,344,531 and $928,393, respectively. The balance of Goodwill included in other assets, net of accumulated amortization, was $2,990,865 and $3,240,213 as of December 31, 1999 and 1998, respectively. The Company assesses and would recognize any deficiency of the recoverability of Goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations.

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

h.   Research and Development

Research and development costs are charged to operations in the period incurred. Such costs charged to operations amounted to approximately $846,000, $746,000 and $647,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

i.   Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $1,160,000, $1,046,000 and $904,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



j.   Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instruments could be exchanged into a current transaction between willing parties. Cash and cash equivalents, accounts receivable, debt, notes payable to bank and accounts payable reported in the consolidated balance sheets equal or approximate fair values.

k.   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

l.   Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

m.   Earnings Per Common Share

Basic earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Diluted earnings per share includes an increase in the weighted average shares outstanding for dilutive stock options of 559,635, 650,859 and 976,119 for 1999, 1998 and 1997, respectively.

n.   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

o.  Comprehensive Income

The Company's comprehensive income consists solely of net income. The Company had no other comprehensive income for the years ended December 31, 1999, 1998 and 1997.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


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

Share information and per share prices in the preceding paragraph have not been adjusted for the stock dividend or stock splits occurring after the offering described above.

4.   Inventories

Inventories consist of the following:



                                                                           DECEMBER 31,
                                                               1999                             1998
                                                               ----                             ----

Raw materials and supplies                                  $20,041,081                      $16,404,416
Work in process                                               3,564,972                        3,115,163
Finished goods                                                2,604,378                        1,914,816
                                                            -----------                      -----------
                                                            $26,210,431                      $21,434,395
                                                            ===========                      ===========



5.   Plant and Equipment

Plant and equipment include the following:

                                                                          DECEMBER 31,
                                                                          ------------
                                                             1999                            1998
                                                             ----                            ----

Land                                                      $   343,500                     $   343,500
Buildings and improvements                                  4,564,677                       4,456,186
Machinery and equipment                                    15,314,930                      12,729,984
                                                           ----------                      ----------
                                                           20,223,107                      17,529,670
Less accumulated depreciation                               6,903,401                       4,833,681
                                                           ----------                      ----------
                 Net plant and equipment                  $13,319,706                     $12,695,989
                                                          ===========                     ===========

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


6.   Long-term Debt

Long-term debt consists entirely of non-competition contracts payable in installments related to the acquisition of Xenotech, Inc. and Sky-Tracker of America, Inc. in 1997. $20,000 of the payments are due in 2000, with the remaining payments due in 2002.

The Company maintains a $20 million line of credit with Norwest Bank, N.A. At December 31, 1999, $9.6 million of the line of credit was unused. Borrowings outstanding under the line of credit bear interest, payable monthly, at a rate equal to the Prime Rate less 0.5% (7.75% at December 31, 1999). The Company's line of credit expires on May 31, 2001. The amounts outstanding have been classified as long-term based on the maturity date of the agreement. All of the Company's assets secure the credit facility. The Company was in compliance with all restrictive covenants relating to the line of credit at December 31, 1999 and 1998.


7.   Income Taxes

The provisions for income taxes consists of:

                                        DECEMBER 31,
                                        -----------
                                 1999          1998           1997
                          -----------   -----------    -----------
Current:
    Federal               $ 3,674,213   $ 4,190,431    $ 4,124,265
    State                     271,000       391,000        237,000
    Foreign                    21,170        25,326           (945)
Deferred - Federal             88,787       (17,431)      (261,265)
                          -----------   -----------    -----------
                          $ 4,055,170   $ 4,589,326    $ 4,099,055
                          ===========   ===========    ===========



Actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:


                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                               1999            1998           1997
                                               ----            ----           ----

Computed "expected" tax expense             4,016,800       $4,397,240     $4,014,854
State income taxes, net of Federal benefit    178,860          258,060        156,420
Non-deductible amortization                    16,356           16,356         16,356
Foreign sales corporation benefit             (59,840)            --             --
Other                                         (97,006)         (82,330)       (88,575)
                                            ---------       ----------     ----------
                                            4,055,170       $4,589,326     $4,099,055
                                            =========       ==========     ==========

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Deferred tax assets and the deferred tax liability were comprised of the following:


                                          DECEMBER 31,
                                     -----------------------
                                        1999         1998
                                     ----------   ----------
Deferred tax assets:
    Inventory reserves               $  523,387   $  558,610
    Accounts receivable reserve         179,255      134,907
    Other                               454,734      255,703
                                     ----------   ----------
         Total deferred assets        1,157,376      949,220
Deferred tax liability:
    Depreciation                        852,914      555,971
                                     ----------   ----------
         Net deferred tax asset      $  304,462   $  393,249
                                     ==========   ==========


There was no valuation allowance for deferred tax assets of December 31, 1999 or 1998. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of deferred tax assets as of December 31, 1999.

Deferred tax assets and liabilities are included in the accompanying consolidated balance sheets based on their classification as current or long-term as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                          1999         1998
                                                                      ----------   ----------

Current deferred tax assets                                           $1,039,733   $  864,568
Long-term deferred tax liability                                         735,271      471,319
                                                                      ----------   ----------
           Net deferred tax asset                                     $  304,462   $  393,249
                                                                      ==========   ==========


8.   Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:



                                                                                YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                             1999         1998         1997
                                                                         ----------   ----------   ----------

Interest paid                                                            $  895,425   $  139,472   $   31,902
                                                                         ==========   ==========   ==========
Income taxes paid                                                        $4,385,543   $3,352,415   $3,008,226
                                                                         ==========   ==========   ==========

Other non-cash activities in 1999 and 1998 included recording an income tax benefit relating to the Company's stock option plans of $114,150 and $10,767, respectively. Other non-cash activities in 1997 included recording the present value of non-compete contracts of approximately $248,000 and an income tax benefit relating to the Company's stock option plans of $1,979,090. See Note 10 for non-cash activities concerning acquisitions.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

9.   Related Party Transactions

Amounts charged to operations of the Company by Canrad were management fees of $150,000, $150,000 and $225,000 for the years ended December 31, 1999, 1998 and
1997. Included in accrued expenses are payables to Canrad of $23,353 and $171,377 as of December 31, 1999 and 1998.

On June 24, 1999, the Company advanced $500,000 to the Chairman of the Board of the Company under a term loan agreement. The loan bears interest, payable monthly, at 1% above the current rate on the Company's revolving credit facility. At December 31, 1999, the unpaid balance on the loan was $500,000 and is due on June 24, 2000. In conjunction with the agreement, the Chairman entered into an agreement with ARC International Corporation ("ARC") to loan the proceeds from this note to ARC under similar terms.

10.   Acquisitions

During January of 1998, the Company purchased substantially all of the net assets of Sky-Tracker of Florida, Inc. ("Sky-Tracker of Florida") for cash of $575,000. Sky-Tracker of Florida is a rental agent and distributor of high intensity promotional searchlights.

Effective April 1, 1998, the Company purchased substantially all of the net assets of Design and Manufacturing, Ltd. ("Design") for cash and stock of approximately $5.5 million. The Company also assumed liabilities of approximately $207,000. The common stock issued in this acquisition was repurchased by the Company during 1999 for approximately $2.8 million. The cash portion of the purchase price was financed through operating cash flows. In connection with the acquisition, Goodwill of approximately $2.5 million was recorded and will be amortized over 15 years. Design is a leading supplier of film platter systems to the motion picture exhibition industry and was a vendor of the Company. In a related transaction in May 1998, the Company purchased land and a building for $500,000 from the former owner of Design.

During June of 1998, the Company purchased substantially all of the assets of a distributor of follow spotlights for a purchase price of $125,000.

Effective April 1, 1997, the Company purchased certain net assets, primarily accounts receivable, inventories and fixed assets of Xenotech, Inc. ("Xenotech") for cash of $750,000. The Company also assumed liabilities of $1,175,897. No Goodwill was recorded in connection with the acquisition. In addition, the Company entered into a 5-year non-compete agreement with Xenotech's founder and sole proprietor. The agreement is for a total of $250,000 payable by the Company in equal installments of $50,000. During 1998, the Company prepaid certain payments under the contract. The present value of the non-compete payments has been included in other assets and long-term debt in the accompanying consolidated balance sheets.

During September of 1997, the Company acquired certain assets of Sky-Tracker of America, Inc. ("Sky-Tracker") for cash of approximately $400,000. In connection with the purchase, the Company recorded approximately $167,000 of Goodwill which is being amortized over 5 years. In addition, the Company entered into a 3 year non-compete agreement with the owner of Sky-Tracker. The agreement is for a total of $60,000 payable in equal installments and is included in other assets and long-term debt in the accompanying consolidated balance sheets. The terms of

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

this agreement also provides for additional cash consideration to be paid if Sky-Tracker's revenues exceed certain targeted levels. The maximum amount of consideration is approximately $500,000 through September of 2002.

The purchase prices for all acquisitions in 1998 and 1997 were assigned to the assets acquired and liabilities assumed based upon the fair market value of such assets and liabilities.

The allocations of the purchase prices for the 1998 and 1997 acquisitions are as follows:

                                                                    1998                   1997
                                                                    ----                   ----

                  Accounts receivable                         $   283,589              $  426,657
                  Inventories                                     923,187                 868,413
                  Other current assets                              3,359                  12,000
                  Plant and equipment                           3,213,599                 787,606
                  Other assets                                  2,520,000                 479,332
                  Accounts payable                               (146,560)               (522,104)
                  Accrued expenses                               (110,252)               (242,766)
                  Income taxes payable                              --                    (56,476)
                  Long-term debt                                    --                   (602,662)
                  Purchase price paid in stock                 (2,800,000)                   --
                                                              -----------              ----------
                      Cash paid                               $ 3,886,922              $1,150,000
                                                              ===========              ==========


The following unaudited pro forma financial information presents combined results of operations of the Company as if the 1998 acquisitions had occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of Goodwill and related income tax effects. The pro forma impact of the 1997 acquisitions would not be material. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions constituted a single entity during such periods.


                                                                     Year ended December 31,
                                                                   1998                     1997
                                                                   ----                     ----

                  Net revenues                                 $75,750,256            $72,970,757
                                                               ===========            ===========
                  Net income                                   $ 8,784,851            $ 9,053,828
                                                               ===========            ===========
                  Earnings per share:
                         Basic                                 $      0.62            $      0.65
                                                               ===========            ===========
                         Diluted                               $      0.60            $      0.61
                                                               ===========            ===========

11.  Common Stock

a.   Option Plans

The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan and a 1995 Non-Employee Directors Non-Incentive Stock Option Plan (the "Plans"). A total of 748,256 shares of Ballantyne common stock have been reserved for issuance pursuant to these Plans at December 31, 1999. The 1995 Stock Option Plan provides for the granting of incentive and non-incentive stock options. The 1995 Outside Directors Stock Option Plan provides for the granting of non-incentive stock options only. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne common stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424 (d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne common stock on the date of grant.

Information as to shares subject to stock option plans is as follows:



                                                                    Number         Exercise price      Weighted average
                                                                 of options          per option         exercise price
                                                                 ----------          ----------         --------------

Options outstanding at December 31, 1996                          1,130,456       $  2.50 -  3.08               $ 2.57

Granted                                                             199,238          8.09 - 11.43                10.35
Exercised                                                         (548, 179)         2.50 -  3.08                 2.57
                                                                  ---------       ---------------               ------
Options outstanding at December 31, 1997                            781,515          2.50 - 11.43                 3.91

Granted                                                             336,000          7.29 - 11.94                10.92
Exercised                                                           (27,248)         2.50 - 11.43                 3.28
                                                                  ---------       ---------------               ------
Options outstanding at December 31, 1998                          1,090,267          2.50 - 11.94                 6.38

Granted                                                              28,875          8.16 -  9.24                 8.43
Exercised                                                           (73,818)         2.50 -  2.69                 2.67
Forfeited                                                            (8,024)                11.94                11.94
                                                                  ---------       ---------------               ------
Options outstanding at December 31, 1999                          1,037,300       $  2.50 - 11.94               $ 6.65
                                                                  =========       ===============               ======

Exercisable options at:
        December 31, 1999                                         1,005,799       $  2.50 - 11.94               $ 6.53
        December 31, 1998                                         1,043,017       $  2.50 - 11.94               $ 6.12
        December 31, 1997                                           781,515       $  2.50 - 11.43               $ 3.91

///


                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


                      OPTIONS OUTSTANDING AT DECEMBER 31, 1999                 EXERCISABLE AT DECEMBER 31, 1999
--------------------------------------------------------------                 --------------------------------
                                          Weighted        Weighted                         Weighted       Weighted
                                          average          average                         average        average
                                         remaining        exercise                        remaining       exercise
    Range of option       Number of     contractual       price per       Number of      contractual     price per
    exercise price         options          life           option          options           life          option
------------------------ ------------- --------------- ---------------- --------------- --------------- -------------
$    2.50 to  3.08            483,424       5.05             2.53          483,424          5.05            2.53
$    7.30 to 11.94            553,876       7.25            10.25          522,375          7.47           10.18
------------------------ ------------- --------------- ---------------- --------------- --------------- -------------
$    2.50 to 11.94          1,037,300       6.22             6.65        1,005,799          6.31            6.53
======================== ============= =============== ================ =============== =============== =============


The Company has also adopted the 1995 Employee Stock Purchase Plan. The Employee Stock Purchase Plan provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary and participants are limited to purchasing 1,000 shares of Ballantyne common stock in any offering period. At December 31, 1999, 161,551 shares of Ballantyne common stock have been reserved pursuant to the Employee Stock Purchase Plan.

b.   Warrants

The Company has granted Merita Bank Ltd., a warrant to purchase 509,355 shares of Ballantyne common stock. During 1997, Merita Bank, Ltd. exercised 170,100 shares under its warrant leaving 339,255 shares remaining to be purchased at December 31, 1999 at exercise price of $2.50 per share.

c.   Change in Control Stock Options

The Company has granted the executive officers of the Company an aggregate of 100,000 stock options at an exercise price of $5.50 per share upon the occurrence of a Change in Control, as defined. These options expire on October 26, 2000.

d.   Accounting for Stock-Based Compensation

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

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


                                                                      Years ended December 31,
                                                                 1999            1998            1997
                                                            -------------   -------------   -------------
Net income
           As reported                                      $   7,758,949   $   8,343,734   $   7,709,339
           Pro forma                                        $   7,510,743   $   6,489,170   $   7,136,263

Basic earnings per share
           As reported                                      $        0.62   $        0.59   $        0.56
           Pro forma                                        $        0.60   $        0.46   $        0.51

Diluted earnings per share
           As reported                                      $        0.59   $        0.57   $        0.52
           Pro forma                                        $        0.57   $        0.44   $        0.48


The average fair value of each option granted in 1999, 1998 and 1997 was $5.59, $7.77 and $8.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

                                                                            Years ended December 31,
                                                                1999                1998              1997
                                                                ----                ----              ----

Risk-free interest rate                                  6.34 - 6.56%               4.73%            6.15%
Dividend yield                                                     0%                  0%               0%
Expected volatility                                             73.1%                 78%            75.7%
Expected life in years                                          3-10                3-10             3-10

12.  Commitments, Contingencies and Concentrations

a.   Profit Sharing Plan

The Company has in place a profit sharing plan for key management employees. Amounts due pursuant to the plan are based upon the attainment of specific operating levels that are established by the Board of Directors. Amounts charged to operations pursuant to the profit sharing plan amounted to $863,635, $945,562 and $1,127,795 for 1999, 1998 and 1997, respectively. The amounts payable of $871,253 and $945,818 at December 31, 1999 and 1998, respectively, are included in accrued expenses in the accompanying consolidated balance sheets.

b.   Retirement Plans

The Company sponsors a defined contribution 401-K plan (the "Plan") for all employees. Pursuant to the provisions of the Plan, employees may defer up to 6% of their compensation. The Company will match 50% of the amount deferred. An additional amount of up to 9% of the employee's compensation for the year may also be deferred with no matching contribution by the Company. The contributions made to the Plan by the Company for the years ended December 31, 1999, 1998 and 1997 amounted to $295,858, $182,077 and $150,577, respectively.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

c.   Concentrations

For the years ended December 31, 1999, 1998 and 1997, sales to a customer represented approximately sixteen percent (16%), fifteen percent (15%) and twenty percent (20%) of consolidated net revenues, respectively. The balance in trade receivables owed by this customer was $1,569,953 at December 31, 1999 and $751,233 at December 31, 1998. For the years ended December 31, 1999 and 1998, sales to another customer represented approximately twenty-one percent (21%) and fourteen percent (14%) of consolidated net revenues, respectively. The balance in trade receivables owed by this customer was $972,301 at December 31, 1999 and $1,888,594 at December 31, 1998. Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs on going credit evaluations of its customers' financial condition. The Company utilizes a single contract manufacturer for each of its intermittent movement components and lenses for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured.

Sales to foreign customers were approximately $16,500,000, $22,000,000 and $18,500,000 for 1999, 1998 and 1997, respectively. These sales were principally to customers in Mexico, Canada, Europe and Asia. To minimize credit risk, the Company generally requires sales to foreign customers be guaranteed by letter of credit or are shipped C.O.D.

d.   Leases

The Company leases rental facilities and office space from an employee of a wholly-owned subsidiary. The lease expires on March 31, 2002 with the Company having the option to renew the lease for one additional five-year term. The Company expects to renew or replace this lease in the ordinary course of business. The Company also leases other properties and equipment under operating leases which contain renewal and escalation clauses.

Aggregate minimum rental commitments for leases having noncancelable lease terms of more than one year are as follows: 2000 - $338,915; 2001 - $320,956; 2002 -
$193,780 and 2003 - $76,602.

e.   Self-insurance

The Company is self-insured up to certain stop loss limits for group health insurance (the "Plan"). Accruals for claims incurred but not paid as of December 31, 1999 are included in the accompanying consolidated balance sheet.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

f.   Change in Control Agreement

The Company has entered into Change in Control employment agreements with its executive officers. According to the agreements, upon a Change in Control, as defined, the employee will receive certain severance payments.

g.   Litigation

The Company is involved in certain pending litigation arising under the normal course of business. Management believes the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company.

13.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The lighting segment also includes design consulting, rental services and equipment sales in the audio-visual industry. The restaurant segment includes the design, manufacture, assembly and sale of pressure fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbecue sauces, mesquite and hickory woods and point of purchase displays.

The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


SUMMARY BY BUSINESS SEGMENTS

                                            1999           1998            1997
                                            ----           ----            ----

Net revenue
Theatre                               $ 74,115,104    $ 65,814,807    $ 62,306,249
Lighting
  Sales                                  5,958,085       5,042,178       3,807,836
  Rental                                 3,916,110       2,065,727       1,552,781
                                      ------------    ------------    ------------
       Total lighting                    9,874,195       7,107,905       5,360,617
Restaurant                               2,153,269       2,134,655       2,538,245
                                      ------------    ------------    ------------
         Total revenue                $ 86,142,568    $ 75,057,367    $ 70,205,111

Gross profit
Theatre                               $ 22,157,511    $ 21,559,565    $ 17,866,879
Lighting
  Sales                                  1,860,768       1,361,765       1,292,690
  Rental                                   683,884          40,911         915,405
                                      ------------    ------------    ------------
       Total lighting                    2,544,652       1,402,676       2,208,095
Restaurant                                 494,503         592,073         650,024
                                      ------------    ------------    ------------
         Total gross profit             25,196,666      23,554,314      20,724,998
Corporate overhead                     (12,514,331)    (10,584,989)     (9,170,634)
                                      ------------    ------------    ------------
Operating income                        12,682,335      12,969,325      11,554,364
Net interest income (expense)             (868,216)        (36,265)        254,030
                                      ------------    ------------    ------------
         Income before income taxes   $ 11,814,119    $ 12,933,060    $ 11,808,394
                                      ============    ============    ============

Identifiable assets
  Theatre                             $ 52,100,915    $ 48,484,693    $ 42,239,030
  Lighting                               7,258,787       7,187,781       3,665,474
  Restaurant                             1,396,528         880,706         847,994
                                      ------------    ------------    ------------
         Total                        $ 60,756,230    $ 56,553,180    $ 46,752,498
                                      ============    ============    ============

Expenditures on capital equipment
  Theatre                             $  1,454,487       1,072,110       2,980,764
  Lighting                               1,243,950       2,522,362         551,149
  Restaurant                                  --              --              --
                                      ------------    ------------    ------------
          Total                       $  2,698,437    $  3,594,472    $  3,531,913
                                      ============    ============    ============

Depreciation and amortization
  Theatre                             $  1,440,970    $  1,243,061    $    833,661
  Lighting                               1,068,101         610,162         168,111
  Restaurant                                  --              --              --
                                      ------------    ------------    ------------
          Total                       $  2,509,071    $  1,853,223    $  1,001,772
                                      ============    ============    ============

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


SUMMARY BY GEOGRAPHICAL AREA

                             1999          1998          1997
                      -----------   -----------   -----------
Net revenue
   United States      $69,613,541   $53,078,993   $51,656,965
   Canada               5,338,109     9,845,049     5,960,640
   Asia                 4,355,419     4,256,493     4,787,409
   Mexico               1,224,104     1,726,712     2,722,675
   Europe               4,159,848     4,197,172     3,735,009
   Other                1,451,547     1,952,948     1,342,413
                      -----------   -----------   -----------

        Total         $86,142,568   $75,057,367   $70,205,111
                      ===========   ===========   ===========


Identifiable assets
   United States      $59,912,380   $55,677,111   $45,792,078
   Canada                    --            --            --
   Asia                   843,850       876,069       960,420
   Mexico                    --            --            --
   Europe                    --            --            --
   Other                     --            --            --
                      -----------   -----------   -----------

        Total         $60,756,230   $56,553,180   $46,752,498
                      ===========   ===========   ===========





Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

                   Ballantyne of Omaha, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



14.  Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 1999, 1998 and 1997:


                                      FIRST QUARTER         SECOND QUARTER        THIRD QUARTER     FOURTH QUARTER
                                     ------------------------------------------------------------------------------
1999:
Net revenue                           $20,197,020               21,303,110          21,623,624         23,018,814
Gross profit                            6,179,687                6,200,030           6,315,315          6,501,634
Net income                              1,836,552                1,823,192           1,644,929*         2,454,276
Basic earnings per share                     0.14                     0.14                0.13               0.20
Diluted earnings per share                   0.14                     0.14                0.13               0.19



1998:
Net revenue                           $17,271,887               15,412,796          20,852,022         21,520,662
Gross profit                            5,308,422                4,768,704           6,570,393          6,906,795
Net income                              1,901,418                1,425,732           2,418,041          2,598,543
Basic earnings per share                     0.13                     0.10                0.17               0.20
Diluted earnings per share                   0.13                     0.09                0.16               0.19




1997:
Net revenue                           $14,724,814              16,348,995          17,378,858         21,752,444
Gross profit                            4,356,047               4,932,506           5,147,498          6,288,947
Net income                              1,568,200               1,855,250           2,052,831          2,233,058
Basic earnings per share                     0.12                    0.14                0.15               0.16
Diluted earnings per share                   0.11                    0.13                0.14               0.15


* Includes approximately $263,000, net of tax of certain costs relating to an attempted acquisition.

                                   Schedule II

                            Ballantyne Of Omaha, Inc.
                                and Subsidiaries
                        Valuation and Qualifying Accounts



                                                       Balance at      Charged to        Amounts          Balance
                                                      beginning -       costs and        written           at end
                                                        of year         expenses         off (1)          of year
                                                      ---------         --------         -------          -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 1999 -
    Allowance for doubtful accounts                 $  396,785          145,000          15,564           526,221
                                                    ==========          =======         =======         =========

Year ended December 31, 1998 -
    Allowance for doubtful accounts                 $  215,823          273,122          92,160           396,785
                                                    ==========          =======         =======         =========

Year ended December 31, 1997 -
    Allowance for doubtful accounts                 $  143,000          187,110         114,287           215,823
                                                    ==========          =======         =======         =========


INVENTORY RESERVES

Year ended December 31, 1999 -
    Inventory reserves                              $1,103,995          646,950         665,192         1,085,753
                                                    ==========          =======         =======         =========

Year ended December 31, 1998 -
    Inventory reserves                              $  957,683          293,503         147,191         1,103,995
                                                    ==========          =======         =======         =========

Year ended December 31, 1997 -
    Inventory reserves                              $  879,486          601,201         523,004           957,683
                                                    ==========          =======         =======         =========


WARRANTY RESERVES

Year ended December 31, 1999 -
    Warranty reserves                               $ 175,983          838,705          713,360           301,328
                                                    ==========          =======         =======         =========

Year ended December 31, 1998 -
    Warranty reserves                               $  98,720          446,085          368,822           175,983
                                                    ==========          =======         =======         =========

Year ended December 31, 1997 -
    Warranty reserves                               $ 165,953          403,656          470,889            98,720
                                                    ==========          =======         =======         =========


(1) The deductions from reserves are net of recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the annual Meeting of Stockholders to be held June 14, 2000, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 14, 2000, under the caption REPORT ON EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 14, 2000, under the captions GENERAL AND ELECTION OF DIRECTORS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 14, 2000, under the captions CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       The following documents are filed as part of this report


         1.       Financial Statements:

                  An Index to the Financial Statements filed as a part of this Item 8

                  Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned

         2.       Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts is included on page 44

b.       Reports on Form 8-K filed for the three months ended December 31, 1999:

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

         2.9      Asset Purchase Agreement between the Company and ARC, EFX,
                  Inc. (incorporated by reference to Exhibit 2.9 to the Company's Annual Report on Form 10-K filed for the year ended
                  December 31, 1998 (the "1998 Form 10-K")



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

         4.4 Third Amendment to Loan Agreement dated August 30, 1995 between the Company and Norwest Bank, N.A. dated December 1,
                  1998 (incorporated by reference to exhibit 4.4 to the 1998 Form 10-K)

         4.5 Fourth Amendment to Loan Agreement dated August 30, 1995 between the Company and Norwest Bank, N.A. (incorporated by reference to Exhibit 4.5 to the Form 10-Q for the quarter ended June 30, 1999)

         5.5      Term Promissory Note between the Company and Arnold S.
                  Tenney dated June 24, 1999 (incorporated by reference to
                  Exhibit 10.41 to the Form 10-Q for the quarter ended June
                  30, 1999)

         10.17    Amendment to the Company's 1995 Stock Option Plan
                  (incorporated by reference to Exhibit 10.17 to the Form 10-Q for the quarter ended June 30, 1998)

         10.18    Amendment to the Company's 1995 Outside Directors Stock Option
                  Plan (incorporated by reference to Exhibit 10.18 to the Form
                  10-Q for the quarter ended June 30, 1999)

         10.19    Amendment to the Company's 1995 Stock Option Plan
                  (incorporated by reference to Exhibit 10.18 to the Form
                  10-Q for the quarter ended June 30, 1999)

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

         10.3.9   Consulting Agreement between the Company and Arnold S. Tenney dated January 1, 1999 (incorporated by reference to Exhibit 10.3.9 to the 1998 Form 10-K)

         10.4     Amendment to Consulting Agreement between the
                  Company and Arnold S. Tenney dated January 1, 2000

         10.4.1   Amendment to Employment Agreement between the Company and Brad
                  French dated October 25, 1999*

         10.4.2   Employment Security Agreement between the Company and Brad
                  French dated October 26, 1999*

         10.4.3   Option to Purchase Common Shares of Ballantyne of Omaha, Inc.
                  Agreement between the Company and Brad French, dated October
                  26, 1999*

         10.4.4   Amendment to Employment Agreement between the Company and John
                  P. Wilmers dated October 25, 1999*

         10.4.5   Employment Security Agreement between the Company and John P.
                  Wilmers dated October 26, 1999*




         10.4.6   Option to Purchase Common Shares of Ballantyne of Omaha, Inc.
                  Agreement between the Company and John P. Wilmers, dated
                  October 26, 1999*

         10.4.7   Amendment to Employment Agreement between the Company and Ray
                  F. Boegner dated October 25, 1999*

         10.4.8   Employment Security Agreement between the Company and Ray F.
                  Boegner dated October 26, 1999*

         10.4.9   Option to Purchase Common Shares of Ballantyne of Omaha, Inc.
                  Agreement between the Company and Ray F. Boegner, dated
                  October 26, 1999*

         10.6     Distributorship Agreement dated as of March 1, 1992 between
                  ISCO-Optic GmbH and the Company (incorporated by reference to Exhibit 10.6 to the Form S-1)

         10.6.1   First Amendment dated December 4, 1998, to Distributorship
                  Agreement dated as of March 1, 1992, between ISCO-Optic GmbH and the Company (incorporated by reference to Exhibit 10.6.1 to the 1998 Form 10-K)

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

         10.9 Form of 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Form S-1)

         10.9.1   Amendment to the 1995 Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 10.9.1 to the 1996 Form
                  10-K)



         10.10 Form of Management Services Agreement by and between the Company and Canrad, Inc. (incorporated by reference to Exhibit
                  10.10 to the Form S-1) *

         10.10.1 Amendment to Management Services Agreement by and between the Company and Canrad, Inc. dated July 1, 1997 (incorporated by reference to the 1997 Form 10-K)*

         10.10.2 Second Amendment to Management Services Agreement by and between the Company and Canrad, Inc. dated January 1, 1999
                  (incorporated by reference to Exhibit 10.10.2 to the 1998
                  Form 10-K)

         10.11    Profit Sharing Plan (incorporated by reference to Exhibit
                  10.11 to the Form S-1)

         10.11.1 Amendment to the Profit Sharing Plan (incorporated by reference to Exhibit 10.11.1 to the 1996 Form 10-K)

         11       Computation of net earnings per share

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

         23       Consent of KPMG LLP

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

Date:  March 29, 2000                                          Date:  March 29, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:         /s/  Arnold S. Tenney                             By:     /s/  Ronald H. Echtenkamp
        -------------------------------------                     ----------------------------------
        Arnold S. Tenney, Chairman and                            Ronald H. Echtenkamp, Director
        Director

Date:  March 29, 2000                                          Date:  March 29, 2000

By:         /s/  Jeffrey D. Chelin                            By:   /s/  Colin G. Campbell
        -------------------------------------                     ----------------------------------
        Jeffrey D. Chelin, Director                               Colin G. Campbell, Director

Date:  March 29, 2000                                          Date:  March 29, 2000


By:       /s/ Marshall Geller
        -------------------------------------
        Marshall Geller, Director

Date: March 29, 2000
