Form 10-Q
period 2000-03-31
BALLANTYNE OF OMAHA INC
filed 2000-05-12
CIK 946454

                       SECURITIES AND EXCHANGE COMMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For Quarter Ended                               Commission File Number
  March 31, 2000                                      1-13906

                            BALLANTYNE OF OMAHA, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                           47-0587703
             --------                           ----------
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

        Class                         Outstanding as of May 5, 2000
----------------------
Common Stock, $.01
Par value                                  12,459,323 shares

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                      INDEX

Part I.  Financial Information


Item 1.  Consolidated Financial Statements                                                          Page
                                                                                                    ----
              Consolidated Balance Sheets - March 31, 2000 and December 31, 1999..............         2

              Consolidated Statements of Operations - Three Months Ended
                  March 31, 2000 and 1999.....................................................         3

              Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 2000 and 1999.....................................................         4

              Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 2000...........................................         5

Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition..........................................        10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................        13


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................................        14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   Ballantyne of Omaha, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                 March 31,             December 31,
                                                                                   2000                    1999
                                                                            -----------------       -----------------
                                                                                 (Unaudited)
ASSETS

Current assets:

         Cash and cash equivalents                                          $         388,054       $         857,089
         Accounts receivable (less allowance for doubtful
              accounts of $560,939 in 2000 and $526,221 in 1999)                   12,705,073              15,510,265
         Inventories                                                               29,025,853              26,210,431
         Recoverable income taxes                                                     230,556                    -
         Deferred income taxes                                                      1,009,697               1,039,733
         Other current assets                                                         521,076                 523,841
                                                                            -----------------       -----------------
              Total current assets                                                 43,880,309              44,141,359

Plant and equipment, net                                                           13,255,150              13,319,706
Other assets, net                                                                   3,203,039               3,295,165
                                                                            -----------------       -----------------
              Total assets                                                  $      60,338,498       $      60,756,230
                                                                            =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Current installments of long-term debt                             $           -           $          20,000
         Accounts payable                                                           3,306,950               6,063,078
         Accrued expenses                                                           3,187,154               3,437,885
         Income taxes payable                                                           -                     219,499
                                                                            -----------------       -----------------
              Total current liabilities                                             6,494,104               9,740,462

Deferred income taxes                                                                 684,713                 735,271
Long-term debt                                                                          -                      48,877
Note payable to bank                                                               14,106,000              10,369,000

Stockholders' equity:

         Preferred stock, par value $.01 per share; authorized
              1,000,000 shares, none outstanding                                        -                       -
         Common stock, par value $.01 per share; authorized
              25,000,000 shares; issued 14,557,128 shares                             145,571                 145,571
         Additional paid-in capital                                                31,663,043              31,663,043
         Retained earnings                                                         22,560,521              23,369,460
                                                                            -----------------       -----------------
Less cost of 2,097,805 common shares in treasury, at cost                          54,369,135              55,178,074
                                                                                  (15,315,454)            (15,315,454)
                                                                            -----------------       -----------------
              Total stockholders' equity                                           39,053,681              39,862,620
                                                                            -----------------       -----------------
              Total liabilities and stockholders' equity                    $      60,338,498       $      60,756,230
                                                                            =================       =================


See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                             2000                      1999
                                                                             ----                      ----
Net revenues                                                         $      11,849,586          $     20,197,020
Cost of revenues                                                             9,371,706                14,017,333
                                                                     -----------------          ----------------
              Gross profit                                                   2,477,880                 6,179,687
Operating expenses:
         Selling                                                             1,375,474                 1,091,545
         General and administrative                                          2,097,671                 1,878,241
                                                                     -----------------          ----------------
              Total operating expenses                                       3,473,145                 2,969,786
                                                                     -----------------          ----------------
              Income (loss) from operations                                   (995,265)                3,209,901

Interest income                                                                  6,301                     2,877
Interest expense                                                              (244,474)                 (235,041)
                                                                     -----------------          ----------------
              Net interest expense                                            (238,173)                 (232,164)
                                                                     -----------------          ----------------

              Income (loss) before income taxes                             (1,233,438)                2,977,737

Income tax expense (benefit)                                                  (424,499)                1,141,185
                                                                     -----------------          ----------------

              Net income (loss)                                      $        (808,939)         $      1,836,552
                                                                     =================          ================

Net income (loss) per share:

              Basic                                                  $            (.06)        $            0.14
                                                                     =================          ================
              Diluted                                                $            (.06)        $            0.14
                                                                     =================          ================
Weighted average shares outstanding:

              Basic                                                         12,459,323                12,677,434
                                                                     =================          ================
              Diluted                                                       12,459,323                13,328,863
                                                                     =================          ================


See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                                  2000                 1999
                                                                                  ----                 ----
Cash flows from operating activities:
     Net income (loss)                                                   $       (808,939)     $       1,836,552
     Adjustments to reconcile net income (loss) to
         net cash provided by operating
         activities:
              Depreciation and amortization                                       798,150                663,856
              Gain on sale of fixed assets                                        (22,858)                  -

     Changes in assets and liabilities, net
          of assets acquired:
             Accounts receivable                                                2,805,192              1,026,110
             Inventories                                                       (2,815,422)            (1,914,300)
             Other current assets                                                   2,765                 13,780
             Accounts payable                                                  (2,756,128)              (190,608)
             Accrued expenses                                                    (250,731)              (115,926)
             Income taxes                                                        (470,577)               858,303
             Other assets                                                         (89,998)               (27,489)
                                                                         -----------------     -----------------
             Net cash provided by (used in)
                  operating activities                                         (3,608,546)             2,150,278
                                                                         -----------------     -----------------

Cash flows from investing activities:
     Proceeds from sales of fixed assets                                           45,025                  -
     Capital expenditures                                                        (573,637)              (894,313)
             Net cash used in investing                                  -----------------     -----------------
                  activities                                                     (528,612)              (894,313)
                                                                         -----------------     -----------------

Cash flows from financing activities:
     Payments of long-term debt                                                   (68,877)                 -
     Net proceeds (payments) on revolving credit facility                       3,737,000               (802,000)
     Proceeds from exercise of stock options                                         -                    43,777
                                                                         -----------------     -----------------
             Net cash provided by (used in) financing activities                3,668,123               (758,223)
                                                                         -----------------     -----------------
             Net increase (decrease) in cash
                  and cash equivalents                                           (469,035)               497,742

Cash and cash equivalents at beginning of period                                  857,089                594,686
                                                                         -----------------     -----------------
Cash and cash equivalents at end of period                               $        388,054      $       1,092,428
                                                                         ================      =================


See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)

1.   Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 26% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad"), which is an indirect wholly-owned subsidiary of ARC International Corporation.

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

b.   Stock Dividend

The Company's Board of directors declared a 5% stock dividend of the Company's common stock on January 28, 1999. The stock dividend was paid on March 1, 1999 to shareholders of record on February 15, 1999. The stock dividend resulted in the issuance of 601,455 shares of common stock. The dividend has been accounted for as if it occurred on December 31, 1998.

c.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)

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

g.   Net Income (Loss) Per Common Share

Basic net income (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Diluted net income per share for the three months ended March 31, 1999 includes an increase in the weighted average shares outstanding for dilutive stock options of 651,429. Diluted net loss per share for the three months ended March 31, 2000 exclude potentially dilutive stock options of 450,218 shares because to do so would have been antidilutive.

h.   Reclassifications

Certain of the 1999 amounts have been reclassified to conform to the 2000 presentation.

3.   Inventories

Inventories consist of the following:


                                     March 31,                   December 31,
                                       2000                         1999
                                 -----------------             -----------------
Raw materials                    $      20,488,297             $      20,041,081
Work in process                          3,820,468                     3,564,972
Finished goods                           4,717,088                     2,604,378
                                 -----------------             -----------------
                                 $      29,025,853             $      26,210,431
                                 =================             =================


                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)

4.   Comprehensive Income

The Company's comprehensive income consists solely of net income (loss). The Company had no other comprehensive income for the three months ended March 31, 2000 and 1999.

5.   Related Party Transaction

On June 24, 1999, the Company advanced $500,000 to the Chairman of the Board under a term loan agreement. The loan bears interest, payable monthly, at 1% above the current interest rate on the Company's revolving credit facility. At March 31, 2000 the unpaid balance on the loan was $500,000 and is due on June 24, 2000. In conjunction with the agreement, the Chairman entered into an agreement with ARC International Corporation ("ARC") to loan the proceeds from this note to ARC under similar terms.

6.   Business Segment Information

The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights, audio visual equipment and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks, audio visual and architectural industries. The restaurant segment includes the design, manufacture, assembly and sale of pressure fryers, smoker ovens and rotisseries and the sale of seasonings, marinades, mesquite and hickory woods and point of purchase displays.

The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)

6.   Business Segment Information (continued)

SUMMARY BY BUSINESS SEGMENTS


                                                                March 31,         March 31,
                                                                  2000              1999
                                                                  ----              ----
Net revenue
         Theatre                                            $  8,895,966        $ 17,600,018
         Lighting
              Sales                                            1,064,284           1,168,453
              Rental                                           1,447,158             914,621
                                                            ------------        ------------
                   Total lighting                              2,511,442           2,083,074
         Restaurant                                              442,178             513,928
                                                            ------------        ------------
                   Total revenue                            $ 11,849,586        $ 20,197,020

Gross profit
         Theatre                                            $  1,693,055        $  5,424,426
         Lighting
              Sales                                              232,442             465,854
              Rental                                             463,947             179,513
                                                            ------------        ------------
                   Total lighting                                696,389             645,367
         Restaurant                                               88,436             109,894
                                                            ------------        ------------
                   Total gross profit                          2,477,880           6,179,687
Corporate overhead                                            (3,473,145)         (2,969,786)
                                                            ------------        ------------
                   Operating income (loss)                      (995,265)          3,209,901
Net interest expense                                            (238,173)           (232,164)
                                                            ------------        ------------
                   Income  (loss) before income taxes       $ (1,233,438)       $  2,977,737
                                                            ============        ============

Identifiable assets
         Theatre                                            $ 49,161,878        $ 49,884,233
         Lighting                                              9,780,134           7,597,511
         Restaurant                                            1,396,486             853,261
                                                            ------------        ------------
                   Total                                    $ 60,338,498        $ 58,335,005
                                                            ============        ============

Expenditures on capital equipment
         Theatre                                            $    250,932        $    493,186
         Lighting                                                322,705             401,127
         Restaurant                                                  -                   -
                                                            ------------        ------------
                   Total                                    $    573,637        $    894,313
                                                            ============        ============

Depreciation and amortization
         Theatre                                            $    488,504        $    397,691
         Lighting                                                309,646             266,165
         Restaurant                                                  -                   -
                                                            ------------        ------------
                   Total                                    $    798,150        $    663,856
                                                            ============        ============


                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)

6.   Business Segment Information (continued)

SUMMARY BY GEOGRAPHICAL AREA:


                                         March 31,               March 31,
                                          2000                     1999
                                          ----                     ----
Net revenue
         United States                 $ 7,868,230               $17,168,340
         Canada                          1,589,602                 1,098,416
         Asia                            1,100,005                   912,508
         Mexico                            264,663                    74,346
         Europe                            733,812                   769,422
         Other                             293,274                   173,988
                                       -----------               -----------
                   Total               $11,849,586               $20,197,020
                                       ===========               ===========

Identifiable assets
         United States                 $59,270,834               $57,499,702
         Canada                                -                         -
         Asia                            1,067,664                   835,303
         Mexico                                -                         -
         Europe                                -                         -
         Other                                 -                         -
                                       -----------               -----------
                   Total               $60,338,498               $58,335,005
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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Net revenues for the three months ended March 31, 2000 (the "2000 Period") decreased $8.4 million or 41.3% to $11.8 million from $20.2 million for the three months ended March 31, 1999 (the "1999 Period"). Consolidated domestic net revenues decreased $9.3 million to $7.9 million in the 2000 Period from $17.2 million in the 1999 Period due to the reasons described below. Net revenues from foreign sales increased $1.0 million or 31.4% to $4.0 million from $3.0 million in the 1999 Period. This increase was attributable to higher sales in Canada and Asia. The Company expects foreign sales to continue to increase as the year progresses. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

                                           Three Months Ended March 31,
                                     -------------------------------------------
                                          2000                      1999
                                          ----                      ----
Theatre                              $       8,895,966         $      17,600,018
Lighting                                     2,511,442                 2,083,074
Restaurant                                     442,178                   513,928
                                     -----------------         -----------------
      Total net revenues             $      11,849,586         $      20,197,020
                                     =================         =================


REVENUES

Theatre Segment

The decrease in net revenues primarily relates to lower sales of theatre products, which decreased $8.7 million or 49.5% from $17.6 million in the 1999 Period to $8.9 million in the 2000 Period. In particular, sales of projection equipment decreased $7.4 million from $14.0 million in the 1999 Period to $6.6 million in the 2000 Period. The Company also experienced softer sales of lenses, which decreased $1.5 million to $0.3 million in the 2000 Period from $1.8 million in the 1999 Period.

The lower projection equipment and lens sales were mainly due to less theatre construction, which was a result of over construction in certain areas of the country, rising interest rates and reduced attendance at older theatres. All of this has negatively impacted the Company's customers in the form of reduced operating margins and higher financial leverage causing them to build fewer theatres. The Company expects the curtailed theatre growth to continue for the rest of the year, however, revenues are expected to increase as the year progresses but at lower levels than the year before.

Partially offsetting the lower projection equipment and lens sales in the segment were replacement part sales which increased $0.2 million to $2.0 million in the 2000 Period compared to $1.8 million in the 1999 Period, an increase of 14.4%, reflecting a higher installed base of projection equipment.

Lighting Segment

Sales and rentals in the lighting segment increased $0.4 million or 20.6% from $2.1 million in the 1999 Period to $2.5 million in the 2000 Period, mainly due to revenue generated from the Company's audio visual products where revenue increased $0.5 million from the prior year. Revenues from promotional lighting products increased $0.13 million from the prior year but continued to be disappointing, as the increase did not allow this product line to break even. Spotlight sales were softer resulting in a decrease in revenue of $0.19 million from the prior year.

Restaurant Segment

Restaurant sales remained flat at approximately $0.5 million for the 1999 and 2000 Periods.

GROSS PROFIT

Overall, consolidated gross profit decreased $3.7 million to $2.5 million in the 2000 Period from $6.2 million in the 1999 Period. The decrease relates to the theatre segment where gross profit decreased $3.7 million compared to the 1999 Period. Additionally, gross profit in the theatre segment as a percentage of net revenues decreased from 30.8% to 19.0% in the 2000 Period. The decreases resulted from two main items, the first of which were lower revenues in the theatre segment, which resulted in lost gross profit of approximately $2.4 million. Also contributing to the lost gross profit were negative manufacturing variances created by less volume through the Company's two main manufacturing plants. This was the result of the levels of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the level of sales coupled with increased inventory caused plant labor utilization to drop considerably. The Company is actively taking steps to reduce its cost structure, which included reducing personnel during the quarter by approximately 17% and lowering inventory to offset these negative trends.

Gross profit in the lighting segment rose $0.05 million during the quarter but as a percentage of gross revenue decreased to 27.7% in the 2000 Period from 31.0% in the 1999 Period. The decrease was mainly due to margins on spotlight sales, which was related to the manufacturing inefficiencies discussed earlier.

Restaurant gross profit and margins were slightly lower due to the same manufacturing inefficiencies.

OPERATING EXPENSES

Operating expenses in the 2000 Period increased approximately $0.5 million or 16.9% from the 1999 Period and as a percentage of net revenues, increased to 29.3% for the 2000 Period from 14.7% for the 1999 Period. Included in operating expenses for the quarter were restructuring charges of approximately $0.5 million relating to the Company reducing its workforce by approximately 17% and also terminating the contract of the president of Xenotech Strong, Inc. As of March 31, 2000 approximately $0.15 million has been paid with regard to the restructuring charges and the remainder has been paid in the second quarter. The workforce reduction was the first step by the Company to reduce costs and inventory in anticipation of softer sales during fiscal 2000. The increase in operating expenses as a percentage of revenues was mainly due to lower sales volume in the theatre segment as a large percentage of the Company's operating expenses are fixed in the short-term.

OTHER ITEMS

Net interest expense was approximately $0.2 million for the 1999 and 2000 Periods due to borrowings on the Company's line of credit.

The Company's effective tax rate for the 2000 Period was 34.4% compared to 38.3% in the 1999 Period. The decline from 1999 reflects certain state tax credits and the benefit of the new foreign sales corporation. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally Goodwill and the impact of state income taxes.

For reasons outlined above, the Company experienced a net loss for the 2000 Period of approximately $0.8 million compared to net income of $1.8 million in the 1999 Period. This translated into a net loss per share - basic and diluted of $.06 per share in the 2000 Period compared to net income per share - basic and diluted of $0.14 per share in the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company maintained a $20 million line of credit with Norwest Bank Nebraska, N.A. (the "Norwest Facility"). At March 31, 2000, $5.9 million of the Norwest Facility was unused. Borrowings outstanding under the Norwest Facility bear interest, payable monthly, at a rate equal to the Prime Rate less 0.75% (8.25% at March 31, 2000). All of the Company's assets secure the Norwest Facility. The Company was in compliance with all restrictive covenants at March 31, 2000 and 1999.

Historically, the Company has funded its working capital requirements through cash flow generated by its operations. Net cash used in operating activities was $3.6 million in the 2000 Period compared to cash provided by operating activities of $2.2 million in the 1999 Period. The decrease in operating cash flow was due to lower operating income coupled with an increase in inventory and a decrease in accounts payable during the 2000 Period. The increase in inventory was due to less sales volume compared to the 1999 Period and the decrease in accounts payable was due to a substantial reduction in the purchase of raw materials compared to the 1999 Period.

The Company anticipates that internally generated funds and borrowings available under the Norwest Facility will be sufficient to meet its working capital needs, planned 2000 capital expenditures and to pursue opportunities to expand its markets and businesses.

Net cash used in investing activities was $0.5 million and $0.9 million for the 2000 and 1999 Periods, respectively. Investing activities in both periods mainly reflect capital expenditures.

Net cash provided by financing activities was $3.7 million for the 2000 Period compared to cash used in financing activities of $0.8 million in the 1999 Period. The change mainly represents draws on the Company's line of credit due to the operating cash flow shortfalls discussed earlier.

The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars.

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

YEAR 2000

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Additionally, the Company is not currently aware of any significant year 2000 or similar problems that have arisen for its customers or suppliers. The Company expended an immaterial amount to ready itself for the year 2000. Management does not expect year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000.

DIGITAL CINEMA UPDATE

The current motion picture exhibition industry is based on the use of film technology to deliver motion pictures to the public. However, in the last few years, there have been innovations in technology to show motion pictures digitally. While this technology is still in the prototypical stage, the Company is currently in the process of weighing a number of alternatives. The Company has started developing a proprietary digital projector by partnering with Lumavision Display, Inc., however, that is only one of the alternatives that the Company is currently considering. The Company has committed initial funding to the project and approximately $0.2 million was expensed to cost of revenues during the 2000 Period. Although there can be no assurance that the Company will participate in the digital cinema industry, the Company believes that it is well positioned to maintain its current position as the industry's leading supplier of motion picture projection equipment whether it be digital or film.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to fluctuation in the foreign currency environment and has concluded that its exposure to fluctuation in the foreign currency environment would not be material to the consolidated financial statements. The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate line of credit. Assuming amounts remain outstanding on the line of credit, increases in interest rates would increase interest expense. At current amounts outstanding on the line of credit, a one percent increase in the interest rate would increase yearly interest expense by approximately $141,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

           11       Computation of net income per share

           27       Financial Data Schedule (for SEC information only)

(b) Reports on Form 8-K filed for the three months ended March 31, 2000

           No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:      /s/ John Wilmers                 By:        /s/  Brad French
   --------------------------------          --------------------------------
    John Wilmers, President,                 Brad French, Secretary, Treasurer,
    Chief Executive Officer and Director     and Chief Financial Officer

Date:    May 5, 2000                      Date:  May 5, 2000