Form 10-Q
period 2000-06-30
BALLANTYNE OF OMAHA INC
filed 2000-08-14
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                        Commission File Number
June 30, 2000                                                    1-13906


                            BALLANTYNE OF OMAHA, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                               47-0587703
-------------------------------                          ----------------------
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

     Class                                     Outstanding as of August 4, 2000
----------------
Common Stock, $.01                                     12,480,192 shares
par value

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                                      Page
                                                                                                ----
             Consolidated Balance Sheets-June 30, 2000 and December 31, 1999..................... 2

             Consolidated Statements of Operations- Three and Six Months Ended
                June 30, 2000 and 1999........................................................... 3

             Consolidated Statements of Cash Flows- Six Months Ended
                June 30, 2000 and 1999........................................................... 4

             Notes to Consolidated Financial Statements
                Three and Six Months Ended June 30, 2000......................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................16

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.....................................17

Item 5.  Other Information.......................................................................17

Item 6.  Exhibits and Reports on Form 8-K........................................................17

Signatures.......................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   Ballantyne of Omaha, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                           June 30,           December 31,
                                                                             2000                 1999
                                                                             ----                 ----
                                                                         (Unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                                      $      906,104        $        857,089
        Accounts receivable                                                13,938,964              15,510,265
        Recoverable income taxes                                              445,716                   -
        Inventories                                                        24,821,709              26,210,431
        Deferred income taxes                                               1,336,592               1,039,733
        Other current assets                                                   12,058                 523,841
                                                                           ----------              ----------
            Total current assets                                           41,461,143              44,141,359

Plant and equipment, net                                                   13,004,673              13,319,706
Other assets, net                                                           3,095,387               3,295,165
                                                                           ----------              ----------
            Total assets                                               $   57,561,203        $     60,756,230
                                                                           ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current installments of long-term debt                         $        -            $         20,000
        Notes payable to bank-short term                                   12,042,000                   -
        Accounts payable                                                    3,228,341               6,063,078
        Accrued expenses                                                    3,130,290               3,437,885
        Income taxes payable                                                    -                     219,499
                                                                           ----------              ----------
            Total current liabilities                                      18,400,631               9,740,462

Deferred income taxes                                                         724,682                 735,271
Long-term debt                                                                  -                      48,877
Notes payable to bank                                                           -                  10,369,000

Stockholders' equity:
        Preferred stock, par value $.01 per share;
            authorized 1,000,000 shares, none outstanding                       -                       -
        Common stock, par value $.01 per share; authorized
            25,000,000 shares; issued 14,577,997 shares in 2000
            and 14,557,128 shares in 1999                                     145,780                 145,571
        Additional paid-in capital                                         31,715,006              31,663,043
        Retained earnings                                                  21,890,558              23,369,460
                                                                           ----------              ----------
                                                                           53,751,344              55,178,074
Less cost of 2,097,805 common shares in treasury, at cost                 (15,315,454)            (15,315,454)
                                                                           ----------              ----------
            Total stockholders' equity                                     38,435,890              39,862,620
                                                                           ----------              ----------
            Total liabilities and stockholders' equity                 $   57,561,203        $     60,756,230
                                                                           ==========              ==========

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                             Three Months Ended                Six Months Ended
                                                                  June 30                          June 30
                                                                  -------                          -------
                                                          2000             1999              2000            1999
                                                          ----             ----              ----            ----
Net revenues                                         $  15,298,514    $  21,303,110    $  27,148,100    $  41,500,130
Cost of revenues                                        13,042,688       15,103,080       22,414,394       29,120,413
                                                        ----------       ----------       ----------       ----------
           Gross profit                                  2,255,826        6,200,030        4,733,706       12,379,717

Operating expenses:

       Selling                                           1,172,702        1,197,932        2,548,176        2,289,477
       General and administrative                        1,372,263        1,874,316        2,959,543        3,752,557
       Personnel reduction expense                           -                -              510,391            -
       Reserve for term loan                               511,744            -              511,744            -
                                                        ----------       ----------       ----------       ----------
           Total operating expenses                      3,056,709        3,072,248        6,529,854        6,042,034
                                                        ----------       ----------       ----------       ----------

           Income (loss) from operations                  (800,883)       3,127,782       (1,796,148)       6,337,683

Interest income                                              2,481            5,117            8,782            7,994
Interest expense                                          (303,580)        (192,420)        (548,054)        (427,461)
                                                        ----------       ----------       ----------       ----------
           Net interest expense                           (301,099)        (187,303)        (539,272)        (419,467)
                                                        ----------       ----------       ----------       ----------

           Income (loss) before income taxes            (1,101,982)       2,940,479       (2,335,420)       5,918,216

Income tax benefit (expense)                               432,019       (1,117,287)         856,518       (2,258,472)
                                                        ----------       ----------       ----------       ----------

           Net income (loss)                         $    (669,963)   $   1,823,192    $  (1,478,902)   $   3,659,744
                                                        ==========       ==========       ==========       ==========

Net income (loss) per share:
           Basic                                     $       (0.05)   $        0.14    $       (0.12)   $        0.29
                                                        ==========       ==========       ==========       ==========
           Diluted                                   $       (0.05)   $        0.14    $       (0.12)   $        0.28
                                                        ==========       ==========       ==========       ==========

Weighted average shares:
           Basic                                        12,461,187       12,644,264       12,460,255       12,647,681
                                                        ==========       ==========       ==========       ==========
           Diluted                                      12,461,187       13,218,712       12,460,255       13,268,561
                                                        ==========       ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                              2000             1999
                                                                              ----             ----
Cash flows from operating activities:
     Net income (loss)                                                   $ (1,478,902)      $   3,659,744
     Adjustments to reconcile net income (loss) to
         net cash provided by operating
         activities:
              Depreciation and amortization                                 1,516,574           1,316,568
              Provision for doubtful accounts                                 293,998             102,000
              Gain on sale of fixed assets                                    (28,958)              -
              Reserve for term loan                                           511,744               -

     Changes in assets and liabilities:
             Accounts receivable                                            1,277,303             263,303
             Inventories                                                    1,388,722          (2,853,351)
             Other current assets                                                  39            (497,241)
             Accounts payable                                              (2,834,737)            679,609
             Accrued expenses                                                (307,595)            (90,537)
             Income taxes                                                    (972,663)             44,434
             Other assets                                                     (75,811)            (35,408)
                                                                            ---------          ----------

             Net cash provided by (used in)
                  operating activities                                       (710,286)          2,589,121
                                                                            ---------          ----------

Cash flows from investing activities:
     Proceeds from sales of fixed assets                                       55,525               -
     Capital expenditures                                                    (952,519)         (1,990,649)
                                                                            ---------          ----------
             Net cash used in investing
                  activities                                                 (896,994)         (1,990,649)
                                                                            ---------          ----------

Cash flows from financing activities:
     Repayments of long-term debt                                             (68,877)              -
     Net proceeds from note payable to bank                                 1,673,000             455,000
     Proceeds from exercise of stock options                                   52,172              98,555
     Purchase of Treasury Stock                                                 -              (1,065,908)
                                                                            ---------          ----------
             Net cash provided by (used in) financing activities            1,656,295            (512,353)
                                                                            ---------          ----------

             Net increase  in cash and cash equivalents                        49,015              86,119

Cash and cash equivalents at beginning of period                              857,089             594,686
                                                                            ---------          ----------
Cash and cash equivalents at end of period                               $    906,104       $     680,805
                                                                            =========          ==========

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                    Three and Six Months Ended June 30, 2000
                                   (Unaudited)

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

2.   Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.   Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

The results of operations for the three and six months periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                    Three and Six Months Ended June 30, 2000
                                   (Unaudited)

d.   Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts.

e.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f.   Net Income (Loss) Per Common Share

Net income (loss) per share - basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net income (loss) per share - diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Net income (loss) per share - diluted includes an increase in the weighted average shares outstanding for dilutive stock options of 574,448 and 620,880 for the three and six months ended June 30, 1999, respectively. Given the net losses for the three and six months ended June 30, 2000, the diluted weighted average shares calculation excludes stock options, because inclusion thereof would be anti-dilutive.

3.   Inventories

Inventories consist of the following:


                                                    June 30,           December 31,
                                                     2000                  1999
                                                     ----                  ----
Raw materials and supplies                     $   19,023,277         $ 20,041,081
Work in process                                     2,603,406            3,564,972
Finished goods                                      3,195,026            2,604,378
                                                  -----------         ------------
                                               $   24,821,709         $ 26,210,431
                                                  ===========         ============

4.   Comprehensive Income

The Company's comprehensive income consists solely of net income (loss). The Company had no other comprehensive income for the three and six months ended June 30, 2000 and 1999.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                    Three and Six Months Ended June 30, 2000
                                   (Unaudited)

5.   Stockholder Rights Plan

On May 26, 2000 the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). Under terms of the Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Plan allows stockholders, other than the acquiring person or group to purchase the Company's common stock at an exercise price of half the market price.

6.   Related Party Transaction

On June 24, 2000 a term loan to the former Chairman of the Board of the Company went into default. Due to the uncertainty regarding the ultimate recovery of the note, the Company recorded a reserve in the amount of $511,644, which included the remaining principal and interest balance on June 30, 2000.

7.   Notes Payable to Bank

The Company's revolving credit facility maturity date is May 31, 2001. As such, the unpaid balance of the facility is included in current liabilities on the balance sheet at June 30, 2000. The Company expects to renew or replace the credit facility prior to the maturity date.

8.   Business Segment Information

The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks, promotional lighting and architectural industries. The lighting segment also includes the sale and rental of audio visual products. The restaurant segment includes the design, manufacture, assembly and sale of pressure fryers; smoke ovens and rotisseries and the sale of seasonings, marinades and barbecue sauces, mesquite and hickory woods and point of purchase displays.

The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                    Three and Six Months Ended June 30, 2000
                                   (Unaudited)

     SUMMARY BY BUSINESS SEGMENTS


                                                        Three Months Ended                 Six Months Ended
                                                             June 30                           June 30
                                                             -------                           -------
                                                     2000            1999               2000            1999
                                                     ----            ----               ----            ----
Net revenue
         Theatre                                $  12,485,156   $  18,206,766      $  21,381,122    $  35,806,784
         Lighting
              Sales                                 1,125,080       1,347,610          2,189,364        2,516,063
              Rental                                1,173,951       1,013,607          2,621,109        1,928,228
                                                   ----------      ----------         ----------       ----------
                   Total lighting                   2,299,031       2,361,217          4,810,473        4,444,291
         Restaurant                                   514,327         735,127            956,505        1,249,055
                                                   ----------      ----------         ----------       ----------
                   Total                        $  15,298,514   $  21,303,110      $  27,148,100    $  41,500,130

Gross profit
         Theatre                                $   1,751,474   $   5,405,266      $   3,444,529    $  10,829,692
         Lighting
              Sales                                   179,566         461,604            412,008          927,458
              Rental                                  260,834         173,275            724,781          352,788
                                                   ----------      ----------         ----------       ----------
                   Total lighting                     440,400         634,879          1,136,789        1,280,246
         Restaurant                                    63,952         159,885            152,388          269,779
                                                   ----------      ----------         ----------      -----------
                   Total                            2,255,826       6,200,030          4,733,706       12,379,717
Corporate overhead                                 (3,056,709)     (3,072,248)        (6,529,854)      (6,042,034)
                                                   ----------      ----------         ----------      -----------
Income (loss) from operations                        (800,883)      3,127,782         (1,796,148)       6,337,683
Net interest expense                                 (301,099)       (187,303)          (539,272)        (419,467)
                                                   ----------      ----------         ----------      -----------
        Income(loss) before income taxes        $  (1,101,982)  $   2,940,479      $  (2,335,420)   $   5,918,216
                                                   ==========      ==========         ==========      ===========

Expenditures on capital equipment
         Theatre                                $     196,559   $     628,232      $     447,491    $   1,121,418
         Lighting                                     182,323         468,104            505,028          869,231
         Restaurant                                     -               -                  -                -
                                                   ----------      ----------         ----------      -----------
                   Total                        $     378,882   $   1,096,336      $     952,519    $   1,990,649
                                                   ==========      ==========         ==========      ===========

Depreciation and amortization
         Theatre                                $     414,700   $     389,314      $     903,204    $     787,005
         Lighting                                     303,724         263,398            613,370          529,563
         Restaurant                                     -               -                  -                -
                                                   ----------      ----------         ----------      -----------
                   Total                        $     718,424   $     652,712      $   1,516,574    $   1,316,568
                                                   ==========      ==========         ==========      ===========

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                    Three and Six Months Ended June 30, 2000
                                   (Unaudited)

     SUMMARY BY BUSINESS SEGMENTS (CONTINUED)


                                            June 30,           December 31,
                                              2000                 1999
                                              ----                 ----
Identifiable assets
         Theatre                          $  47,134,169        $ 52,100,915
         Lighting                             9,052,835           7,258,787
         Restaurant                           1,374,199           1,396,528
                                             ----------          ----------
                   Total                  $  57,561,203        $ 60,756,230
                                             ==========          ==========


     SUMMARY BY GEOGRAPHICAL AREA:


                                                  Three Months Ended                Six Months Ended
                                                       June 30                          June 30
                                                       -------                          -------
                                                2000            1999               2000          1999
                                                ----            ----               ----          ----
Net revenue
            United States                  $   11,469,028   $  18,048,640    $  19,337,258   $  35,216,980
            Canada                                608,058         637,381        2,197,660       1,735,797
            Asia                                1,165,593         767,462        2,265,598       1,679,970
            Mexico                                310,676         452,182          575,339         526,528
            Europe                              1,457,261       1,268,331        2,191,073       2,037,753
            Other                                 287,898         129,114          581,172         303,102
                                              -----------     -----------       ----------      ----------

                        Total              $   15,298,514   $  21,303,110    $  27,148,100   $  41,500,130
                                               ==========      ==========       ==========      ==========



                                             June 30,         December 31,
                                               2000              1999
                                               ----              ----
Identifiable assets
            United States                  $   56,549,762     $  59,912,380
            Asia                                1,011,441           843,850
                                               ----------        ----------
                        Total              $   57,561,203     $  60,756,230
                                               ==========        ==========

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1999

REVENUES

CONSOLIDATED

Net revenues for the three months ended June 30, 2000 (the "2000 Period") decreased $6.0 million or 28.2% to $15.3 million from $21.3 million for the three months ended June 30, 1999 (the "1999 Period"). Consolidated domestic net revenues decreased $6.6 million to $11.5 million in the 2000 Period from $18.1 million in the 1999 Period due to the reasons described in each segment below, while foreign revenues increased $0.6 million or 17.7% to $3.8 million from $3.2 million in the 1999 Period. This increase was attributable to higher sales in Europe and Asia. The Company expects foreign sales to continue to increase as the year progresses due to increased theatre construction but not at sufficient levels to offset the domestic shortfall. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      2000              1999
                                                      ----              ----
Theatre                                          $  12,485,156     $ 18,206,766
Restaurant                                             514,327          735,127
Lighting                                             2,299,031        2,361,217
                                                     ---------        ---------
      Total net revenues                         $  15,298,514     $ 21,303,110
                                                    ==========       ==========

THEATRE SEGMENT

The decrease in consolidated net revenues primarily related to lower sales of theatre products which decreased $5.7 million or 31.4% from $18.2 million in the 1999 Period to $12.5 million in the 2000 Period. In particular, sales of projection equipment decreased $5.2 million from $14.8 million in the 1999 Period to $9.6 million in the 2000 Period. The Company also experienced softer sales of lenses, which decreased $0.5 million to $0.8 million in the 2000 Period from $1.3 million in the 1999 Period. Replacement part sales remained flat at approximately $2.1 million for the 1999 and 2000 Periods. Replacement part sales are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers that have projection equipment previously purchased from the Company.

The lower projection equipment and lens sales were mainly due to less theatre construction which was a result of over construction in certain areas of the country, rising interest rates and reduced attendance at older theatres. All of this has negatively impacted the Company's customers in the form of reduced operating margins and higher financial leverage causing them to build fewer theatres. The Company expects the curtailed theatre growth to continue for the rest of the year.

LIGHTING SEGMENT

Sales and rentals in the lighting segment decreased slightly to $2.3 million in the 2000 Period from $2.4 million in the 1999 Period despite a substantial increase in revenues from the Company's audio visual products, where revenue increased $0.6 million to $1.2 million in the 2000 Period from $0.6 million in the 1999 Period. The increase in audio visual revenues resulted from the continued growth in business in the Orlando and Fort Lauderdale, Florida area.

Offsetting the growth in audio visual revenues were softer sales and rentals of entertainment, promotional and architectural lighting products where revenues decreased $0.7 million from $1.8 million in the 1999 Period to approximately $1.1 million in the 2000 Period. In particular, revenue from entertainment lighting products continued to be weak in the Los Angeles and Hollywood areas.

RESTAURANT SEGMENT

Restaurant sales decreased $0.2 million to $0.5 million in the 2000 Period from $0.7 million in the 1999 Period due to softer sales of gas and pressure fryers.

GROSS PROFIT

Overall, consolidated gross profit decreased $3.9 million to $2.3 million in the 2000 Period from $6.2 million in the 1999 Period. The decrease relates to the theatre segment where gross profit decreased $3.7 million compared to the 1999 Period. Additionally, gross profit in the theatre segment as a percentage of net revenues decreased from 29.7% to 14.0% in the 2000 Period. The decreases resulted from two main items, the first of which were lower revenues, which resulted in lost gross profit of approximately $1.7 million. Also contributing to the lost gross profit and margin were negative manufacturing variances created by less volume through the Company's two main manufacturing plants which resulted in the levels of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels caused plant labor utilization to drop considerably. To offset these negative trends, the Company is taking steps to reduce its cost structure, lower inventory and bring in custom manufacturing work into its plant facilities to increase labor utilization and absorb more manufacturing overhead.

Gross profit in the lighting segment decreased $0.2 million during the quarter and as a percentage of gross revenue decreased to 19.2% in the 2000 Period from 26.9% in the 1999 Period. The decrease related in part to poor margins generated from the Company's rental operations in California, where the rental revenue generated was not sufficient to cover certain fixed costs. Additionally, margins on spotlight sales were lower due to the manufacturing inefficiencies discussed in the preceding paragraph as the impact of lower theatre volume impacted all product lines manufactured.

Restaurant gross profit and margins were lower due to the same manufacturing inefficiencies and less sales compared to the 1999 Period.

OPERATING EXPENSES

Operating expenses were approximately $3.1 million for the 2000 and 1999 Periods but as a percentage of net revenues, increased to 20.0% for the 2000 Period from 14.4% for the 1999 Period. Included in operating expenses for the quarter was a reserve of approximately $0.5 million taken for the default in repayment of a term loan due June 24, 2000, made by the Company to the former Chairman of the Board. Even though the Company intends to vigorously pursue collection of the defaulted loan, the Company could not predict its outcome with any reasonable degree of certainty and, accordingly recorded the reserve. If this reserve is not considered, operating expenses actually decreased for the quarter due to decreases in bonus and cash discount expenses. The increase in operating expenses as a percentage of revenues relates to lower sales volume as a large percentage of the Company's operating expenses are fixed in the short-term.

OTHER ITEMS

Net interest expense was approximately $0.3 million for the 2000 Period compared to $0.2 million in the 1999 Period due to higher average borrowings on the Company's line of credit, along with an increase in the Company's interest rate.

The Company's effective tax (benefit) rate for the 2000 Period was (39.2%) compared to 38.0% in the 1999 Period. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally Goodwill and the impact of state income taxes.

For reasons outlined above, the Company experienced a net loss for the 2000 Period of approximately $0.7 million compared to net income of $1.8 million in the 1999 Period. This translated into a net loss per share - basic and diluted of $0.05 per share in the 2000 Period compared to net income per share - basic and diluted of $0.14 per share in the 1999 Period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES

CONSOLIDATED

Net revenues for the six months ended June 30, 2000 (the "2000 Period") decreased $14.4 million or 34.6% to $27.1 million from $41.5 million for the six months ended June 30, 1999 (the "1999 Period"). Consolidated domestic net revenues decreased $15.9 million to $19.3 million in the 2000 Period from $35.2 million in the 1999 Period due to the reasons described in each segment below. Foreign sales increased $1.5 million or 24.3% to $7.8 million from $6.3 million in the 1999 Period due to higher sales in Canada, Asia and Europe. The Company expects foreign sales to continue to increase as the year progresses. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:


                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2000               1999
                                                   ----               ----
Theatre                                       $  21,381,122       $ 35,806,784
Lighting                                          4,810,473          4,444,291
Restaurant                                          956,505          1,249,055
                                                 ----------         ----------
      Total net revenues                      $  27,148,100       $ 41,500,130
                                                 ==========         ==========

REVENUES

THEATRE SEGMENT

The decrease in net revenues primarily relates to lower sales of theatre products, which decreased $14.4 million or 40.3% from $35.8 million in the 1999 Period to $21.4 million in the 2000 Period. In particular, sales of projection equipment decreased $12.8 million from $28.8 million in the 1999 Period to $16.0 million in the 2000 Period. The Company also experienced softer sales of lenses, which decreased $1.9 million to $1.1 million in the 2000 Period from $3.0 million in the 1999 Period. Replacement parts in the theatre segment rose $0.3 million or 8.6% to $4.3 million in the 2000 Period from $4.0 million in the 1999 Period reflecting a higher installed base of projection equipment. Replacement part sales are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of current customers that have projection equipment previously purchased from the Company.

The lower projection equipment and lens sales were mainly due to less theatre construction, which was a result of over construction in certain areas of the country, rising interest rates and reduced attendance at older theatres. All of this has negatively impacted the Company's customers in the form of reduced operating margins and higher financial leverage causing them to build fewer theatres.

LIGHTING SEGMENT

Sales and rentals in the lighting segment increased slightly from $4.4 million in the 1999 Period to $4.8 million in the 2000 Period, mainly due to the Company's audio visual products, where revenue increased $1.1 million from the prior year to $2.2 million in the 2000 Period. Revenues from entertainment, promotional and architectural lighting products offset the increase in audio visual product revenues decreasing $0.7 million to $2.6 million in the 2000 Period from $3.3 million in the 1999 Period as entertainment lighting products continued to be disappointing in the Los Angeles and North Hollywood areas.

RESTAURANT SEGMENT

Restaurant sales decreased $0.3 million in the 2000 Period from $1.3 million in the 1999 Period to $1.0 million in the 2000 Period as sales of gas and pressure fryers were softer.

GROSS PROFIT

Overall, consolidated gross profit decreased $7.7 million to $4.7 million in the 2000 Period from $12.4 million in the 1999 Period. The decrease mainly relates to the theatre segment where gross profit decreased $7.4 million compared to the 1999 Period. Additionally, gross profit in the theatre segment as a percentage of net revenues decreased from 30.2% to 16.1% in the 2000 Period. As with the quarter, the decreases resulted from two main items, the first of which were lower revenues in the theatre segment, which resulted in lost gross profit of approximately $4.2 million. Also contributing to the lost gross profit were negative manufacturing variances created by less volume through the Company's two main manufacturing plants which resulted in the levels of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the level of sales coupled with increased inventory caused plant labor utilization to drop considerably. To offset these negative trends, the Company is actively taking steps to reduce its cost structure, lower inventory and bring in custom manufacturing work into its plant facilities to increase labor utilization and absorb more manufacturing overhead.

Gross profit in the lighting segment rose slightly during the year, but as a percentage of gross revenue decreased to 23.6% in the 2000 Period from 28.8% in the 1999 Period. As with the quarter ending June 30, 2000, the decrease is related to soft sales and rentals in California along with lower margins on spotlight sales related to the same manufacturing variances discussed in the theatre segment.

Restaurant gross profit and margins were also lower due to the manufacturing inefficiencies discussed above.

OPERATING EXPENSES

Operating expenses in the 2000 Period increased approximately $0.5 million or 8.1% from the 1999 Period and as a percentage of net revenues, increased to 24.1% for the 2000 Period from 14.6% for the 1999 Period. Included in operating expenses for the 2000 Period were charges of approximately $0.5 million relating to the Company reducing its workforce in the first quarter and a $0.5 million reserve relating to the default of a term loan made to the former Chairman of the Board. This reserve is discussed in further detail earlier in this document in Management's Discussion and Analysis for the quarter ended June 30, 2000. The increase in operating expenses as a percentage of revenues was mainly due to lower sales volume in the theatre segment as a large percentage of the Company's operating expenses are fixed in the short-term.

OTHER ITEMS

Net interest expense was approximately $0.5 million for the 2000 Period compared to $0.4 million in the 1999 Period due to higher borrowings on the Company's line of credit, coupled with an increase in the interest rate. As discussed earlier, the borrowings resulted from less operating cash flow.

The Company's effective tax (benefit) rate for the 2000 Period was (36.7%) compared to 38.1% in the 1999 Period. The decline from 1999 reflects certain state tax credits and the benefit of the new foreign sales corporation. The difference between the Company's effective tax rate and the Federal statutory rate of 34% reflects the non-deductibility of certain intangible assets, principally Goodwill and the impact of state income taxes.

For reasons outlined above, the Company experienced a net loss for the 2000 Period of approximately $1.5 million compared to net income of $3.7 million in the 1999 Period. This translated into a net loss per share - basic and diluted of $0.12 per share in the 2000 Period compared to net income per share - basic of $0.29 per share and net income per share - diluted of $0.28 per share in the 1999 Period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company maintained a $20 million line of credit with Wells Fargo Bank (the "Credit Facility"). At June 30, 2000, $7.9 million of the Credit Facility was available. Borrowings outstanding under the Credit Facility bear interest, payable monthly, at a rate equal to the Prime Rate less 0.75% (8.75% at June 30, 2000). All of the Company's assets secure the Credit Facility. The Company was in compliance with all restrictive covenants at June 30, 2000 and 1999. The Company expects to renew or replace the Credit Facility prior to the maturity date of May 31, 2001.

Historically, the Company has funded its working capital requirements through cash flow generated by its operations. Net cash used in operating activities was $0.7 million in the 2000 Period compared to cash provided by operating activities of $2.6 million in the 1999 Period. The decrease in operating cash flow was due to lower operating income coupled with a decrease in accounts payable during the 2000 Period. The decrease in accounts payable was due to invoices paid in 2000 related to raw material inventory purchased late in 1999 relating to the buildup of inventory during that time. Since most of the raw material inventory was paid for in the first quarter of 2000 and with the Company now buying less inventory, cash flow from operations should increase in the second half of the year.

The Company anticipates that internally generated funds and borrowings available under the Credit Facility will be sufficient to meet its working capital needs, planned 2000 capital expenditures and to pursue opportunities to expand its markets and businesses.

Net cash used in investing activities was $0.9 million and $2.0 million for the 2000 and 1999 Periods, respectively. The large decrease relates to buying less rental equipment at the Company's North Hollywood rental facility due to disappointing operating results from that location. Investing activities in both periods mainly reflect capital expenditures.

Net cash provided by financing activities was $1.7 million for the 2000 Period compared to cash used in financing activities of $0.5 million in the 1999 Period. The change mainly represents draws on the Company's line of credit due to the operating cash flow shortfalls discussed earlier.

The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars. Historically, the Hong Kong dollar has not experienced large fluctuations compared to the U.S. dollar.

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

DIGITAL CINEMA UPDATE

The current motion picture exhibition industry is based on the use of film technology to deliver motion pictures to the public. However, in the last few years, there have been innovations in technology to show motion pictures digitally. While this technology is still in the prototypical stage, the Company is currently in the process of weighing a number of alternatives. The Company has started developing a proprietary digital projector by partnering with Lumavision Display, Inc., however, that is only one of the alternatives that the Company is currently considering. The Company has committed initial funding to the project and approximately $0.4 million was expensed during the 2000 Period. Although there can be no assurance that the Company will participate in the digital cinema industry, the Company believes that it is well positioned to maintain its current position as the industry's leading supplier of motion picture projection equipment whether it be digital or film.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to fluctuation in the foreign currency environment and has concluded that its exposure to fluctuation in the foreign currency environment would not be material to the consolidated financial statements. The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate Credit Facility. Assuming amounts remain outstanding on the Credit Facility, increases in interest rates would increase interest expense. At current amounts outstanding on the Credit Facility, a one percent increase in the interest rate would increase yearly interest expense by approximately $141,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's regular Annual Meeting of Stockholders was held on June 21, 2000 for the purpose of electing two nominees as directors. For the Annual Meeting there were 12,459,323 shares outstanding and eligible to vote of which 8,265,463 were present at the meeting or by proxy. The tabulations for the election of the directors were as follows:


                                          For             Withheld        Abstain
                                          ---             --------        -------
Ronald H. Echtenkamp                   8,010,698          254,765            -

William F. Welsh II                    7,954,993          310,470            -

Following the election of these directors, The Board of Directors ("Board") numbered five members.

ITEM 5.  OTHER INFORMATION

On May 25, 2000 Arnold S. Tenney and Jeffrey D. Chelin resigned as directors of the Company. Mr. Tenney was previously the Chairman of the Board, and as of yet the Board has not named a replacement for that position. On June 2, 2000, William F. Welsh II was named to the Board to replace Mr. Chelin. Additionally, effective June 12, 2000, the Board named Lee J. Seidler to serve on the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      11       Computation of net income per share

      27       Financial Data Schedule (for SEC information only)

(b) Reports on Form 8-K filed for the three months ended June 30, 2000

    On May 26, 2000 the Company filed a current report on Form 8-K pertaining to a Shareholder Rights Agreement between the Company and Chase Mellon Shareholders Services LLC dated May 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By: /s/  John Wilmers                     By: /s/  Brad French
    -------------------------------------     ----------------
    John Wilmers, President,                  Brad French, Secretary, Treasurer,
    Chief Executive Officer, and Director     and Chief Financial Officer

Date: August 4, 2000                      Date: August 4, 2000