Form 10-Q
period 2000-09-30
BALLANTYNE OF OMAHA INC
filed 2000-11-14
CIK 946454

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                        Commission File Number
September 30, 2000                                               1-13906



                            BALLANTYNE OF OMAHA, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                               47-0587703
-------------------------------             ----------------------
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

           CLASS                            Outstanding as of October 31, 2000
----------------------------
Common Stock, $.01 par value                        12,480,192 shares

                   BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements                                                      PAGE
             Consolidated Balance Sheets-September 30, 2000 and December 31, 1999 .............   2

             Consolidated Statements of Operations- Three and Nine Months Ended
                September 30, 2000 and 1999 ...................................................   3

             Consolidated Statements of Cash Flows- Nine Months Ended
                September 30, 2000 and 1999 ...................................................   4

             Notes to Consolidated Financial Statements
                Nine Months Ended September 30, 2000 ..........................................   5

Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition ............................................  11

Item 3.  Quantitative and Qualitative Discussion
                About Market Risk .............................................................  19

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................................  19

Signatures ....................................................................................  20

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   Ballantyne of Omaha, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                       September 30,       December 31,
                                                                           2000                1999
                                                                       ------------        ------------
                                                                        (Unaudited)

ASSETS
Current assets:
        Cash and cash equivalents                                      $    647,396        $    857,089
        Accounts receivable                                              12,118,949          15,510,265
        Recoverable income taxes                                            673,761              -
        Inventories                                                      24,381,351          26,210,431
        Deferred income taxes                                             1,537,250           1,039,733
        Other current assets                                                 19,832             523,841
                                                                       ------------        ------------
            Total current assets                                         39,378,539          44,141,359

Plant and equipment, net                                                 12,854,068          13,319,706
Other assets, net                                                         2,997,580           3,295,165
                                                                       ------------        ------------
            Total assets                                               $ 55,230,187        $ 60,756,230
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current installments of long-term debt                         $          -        $     20,000
        Notes payable to bank-short term                                 11,318,000                   -
        Accounts payable                                                  2,836,938           6,063,078
        Accrued expenses                                                  2,997,374           3,437,885
        Income taxes payable                                                      -             219,499
                                                                       ------------        ------------
            Total current liabilities                                    17,152,312           9,740,462

Deferred income taxes                                                       708,922             735,271
Long-term debt                                                                   -               48,877
Notes payable to bank                                                            -           10,369,000

Stockholders' equity:
        Preferred stock, par value $.01 per share;
            authorized 1,000,000 shares, none outstanding                        -                    -
        Common stock, par value $.01 per share; authorized
            25,000,000 shares; issued 14,577,997 shares in 2000
            and 14,557,128 shares in 1999                                   145,780             145,571
        Additional paid-in capital                                       31,715,006          31,663,043
        Retained earnings                                                20,823,621          23,369,460
                                                                       ------------        ------------
                                                                         52,684,407          55,178,074
Less cost of 2,097,805 common shares in treasury, at cost               (15,315,454)        (15,315,454)
                                                                       ------------        ------------
            Total stockholders' equity                                   37,368,953          39,862,620
                                                                       ------------        ------------
            Total liabilities and stockholders' equity                 $ 55,230,187        $ 60,756,230
                                                                       ============        ============

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                     Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                     September 30                   September 30
                                              ---------------------------    --------------------------
                                                  2000            1999           2000           1999
                                              -----------     -----------    -----------    -----------
Net revenues                                  $10,362,348     $21,623,624    $37,510,448    $63,123,754
Cost of revenues                                8,737,884      15,308,309     31,152,278     44,428,722
                                              -----------     -----------    -----------    -----------
           Gross profit                         1,624,464       6,315,315      6,358,170     18,695,032

Operating expenses:
       Selling                                  1,143,117       1,220,993      3,691,293      3,510,470
       General and administrative               1,720,778       2,279,029      5,702,456      6,031,586
                                              -----------     -----------    -----------    -----------
           Total operating expenses             2,863,895       3,500,022      9,393,749      9,542,056
                                              -----------     -----------    -----------    -----------
           Income (loss) from operations       (1,239,431)      2,815,293     (3,035,579)     9,152,976

Interest income                                     6,942           4,608         15,724         12,602
Interest expense                                 (248,410)       (227,755)      (796,464)      (655,216)
                                              -----------     -----------    -----------    -----------
           Net interest expense                  (241,468)       (223,147)      (780,740)      (642,614)
                                              -----------     -----------    -----------    -----------

           Income (loss) before income taxes   (1,480,899)      2,592,146     (3,816,319)     8,510,362

Income tax benefit (expense)                      413,962        (947,217)     1,270,480     (3,205,689)
                                              -----------     -----------    -----------    -----------
           Net income (loss)                  $(1,066,937)    $ 1,644,929    $(2,545,839)   $ 5,304,673
                                              ===========     ===========    ===========    ===========
Net income (loss) per share:
           Basic                              $     (0.09)    $      0.13    $     (0.20)   $      0.42
                                              ===========     ===========    ===========    ===========
           Diluted                            $     (0.09)    $      0.13    $     (0.20)   $      0.40
                                              ===========     ===========    ===========    ===========

Weighted average shares:
           Basic                               12,480,192      12,582,675     12,466,949     12,629,403
                                              ===========     ===========    ===========    ===========
           Diluted                             12,480,192      13,130,106     12,466,949     13,225,717
                                              ===========     ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                             2000                 1999
                                                                        ------------          -----------
Cash flows from operating activities:
     Net income (loss)                                                   $(2,545,839)         $ 5,304,673
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities

             Depreciation and amortization                                 2,284,171            2,040,218
             Provision for doubtful accounts                                 543,997              169,000
             Gain on sale of fixed assets                                    (28,354)                   -
             Reserve for term loan                                           511,744                    -

     Changes in assets and liabilities:
             Accounts receivable                                           2,847,319            1,340,260
             Inventories                                                   1,829,080           (4,308,634)
             Other current assets                                             (7,735)            (473,169)
             Accounts payable                                             (3,226,140)             372,292
             Accrued expenses                                               (440,511)             757,707
             Income taxes                                                 (1,417,126)            (218,732)
             Other assets                                                    (62,595)             (70,793)
                                                                        ------------          -----------
             Net cash provided by
                  operating activities                                       288,011            4,912,822
                                                                        ------------          -----------

Cash flows from investing activities:
     Proceeds from sales of fixed assets                                     113,570                    -
     Capital expenditures                                                 (1,543,569)          (2,349,695)
                                                                        ------------          -----------
             Net cash used in investing activities                        (1,429,999)          (2,349,695)
                                                                        ------------          -----------

Cash flows from financing activities:
     Repayments of long-term debt                                            (68,877)                   -
     Net proceeds from note payable to bank                                  949,000           (1,188,000)
     Proceeds from exercise of stock options                                  52,172              195,937
     Purchase of treasury stock                                                    -           (1,065,908)
                                                                        ------------          -----------
             Net cash provided by (used in) financing activities             932,295           (2,057,971)
                                                                        ------------          -----------

             Net increase (decrease) in cash and cash equivalents           (209,693)             505,156

Cash and cash equivalents at beginning of period                             857,089              594,686
                                                                        ------------          -----------
Cash and cash equivalents at end of period                               $   647,396          $ 1,099,842
                                                                        ============          ===========

See accompanying notes to consolidated financial statements.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2000
                                   (Unaudited)


1.   Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly owned subsidiaries, Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture projection equipment, lighting systems, audiovisual products and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 26% of the Company's common stock is owned by Canrad of Delaware, Inc. ("Canrad"), which is an indirect wholly owned subsidiary of ARC International Corporation ("ARC").
In October 2000, an interim receiver was appointed to manage and operate ARC pursuant to Canadian bankruptcy laws. At this time Ballantyne cannot predict the impact, if any, this situation will have on the Company's common stock owned by Canrad.

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

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2000
                                   (Unaudited)


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

f.   Net Income (Loss) Per Common Share

Net income (loss) per share - basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net income
(loss) per share - diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Net income (loss) per share - diluted includes an increase in the weighted average shares outstanding for dilutive stock options of 547,431 and 596,314 for the three and nine months ended September 30, 1999, respectively. Because the Company reported net losses for the three and nine months ended September 30, 2000, respectively, the calculation of net loss per share - diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income in 2000, there would have been 13,233 and 113,205 additional shares in the calculation of net loss per share - diluted.

3.   Inventories

Inventories consist of the following:

                                                                         September 30,             December 31,
                                                                            2000                       1999
                                                                         -----------               -----------
                                                                         (Unaudited)
Raw materials and component parts                                        $17,333,126               $20,041,081
Work in process                                                            3,269,654                 3,564,972
Finished goods                                                             3,778,571                 2,604,378
                                                                         -----------               -----------
                                                                         $24,381,351               $26,210,431
                                                                         ===========               ===========

4.   Comprehensive Income

The Company's comprehensive income consists solely of net income (loss). The Company had no other comprehensive income for the three and nine months ended September 30, 2000 and 1999.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2000
                                   (Unaudited)


5.   Stockholder Rights Plan

On May 26, 2000 the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). Under terms of the Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock at an exercise price of half the market price.

6.   Related Party Transaction

On June 24, 2000 the former Chairman of the Board of the Company (the "Former Chairman") defaulted on a term loan from the Company. The Company is vigorously pursuing collection of the defaulted loan and expects to receive a favorable court judgment in the state of Nebraska. However, since the Former Chairman is a resident of Canada there may be some uncertainty as to whether a Canadian court would enforce such a judgment. Additionally, no assurances can be given that the Former Chairman has sufficient assets to comply with such a judgment. Due to the uncertainty regarding the ultimate recovery of the note, the Company recorded a charge in the amount of $511,644, which included unpaid principal and interest at that time. This charge is included in general and administrative expenses for the nine months ended September 30, 2000.

7.   Notes Payable to Bank

As of September 30, 2000, the Company was in default under its $20 million revolving credit facility with Wells Fargo Bank Nebraska, N.A. ("Wells Fargo") for failing to maintain an appropriate leverage ratio and failing to achieve an appropriate interest ratio coverage. In a letter received from Wells Fargo, the Company was informed that Wells Fargo "has a right to make demand and declare the Note fully due and payable and exercise remedies available to the Bank under the Loan Agreement and related documents. Without waiving any such rights, the Bank is not now making demand nor accelerating payment of the Note at this time. Rather, the Bank will temporarily defer taking any action while we consider revised terms under which continuing our credit relationship would be acceptable." The letter also stated that Wells Fargo has reduced the aggregate amount outstanding on the credit facility so that it cannot exceed $11.5 million. The amount outstanding on the credit facility as of September 30, 2000 was $11,318,000. The Company has classified the balance outstanding under the credit facility as a current liability as of September 30, 2000. The Company currently pays interest on the credit facility equal to the Prime Rate less .75% (8.75% at September 30, 2000). The majority of the Company's assets secure the credit facility. As of October 31, 2000, approximately $10.5 million was outstanding under the credit facility. The Company and Wells Fargo are currently negotiating revised terms to a new revolving credit facility and the Company believes that negotiations are proceeding in a favorable manner. However, there can be no assurances that a successful negotiation of a new revolving credit facility will be achieved.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2000
                                   (Unaudited)


8.   Business Segment Information

The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks, promotional lighting and architectural industries. The lighting segment also includes the sale and rental of audiovisual products. The restaurant segment includes the design, manufacture, assembly and sale of pressure fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbecue sauces.

The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 Three and Nine Months Ended September 30, 2000
                                   (Unaudited)



  SUMMARY BY BUSINESS SEGMENTS

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30                             September 30
                                                       -------------------------------         ---------------------------------
                                                           2000                1999               2000                   1999
                                                       -----------         -----------         -----------           -----------
Net revenue
         Theatre                                       $ 7,658,270         $18,357,749         $29,039,392           $54,164,533
         Lighting
              Sales                                      1,220,669           1,888,690           3,410,033             4,404,753
              Rental                                     1,040,128             887,001           3,661,237             2,815,229
                                                       -----------         -----------         -----------           -----------
                   Total lighting                        2,260,797           2,775,691           7,071,270             7,219,982
         Restaurant                                        443,281             490,184           1,399,786             1,739,239
                                                       -----------         -----------         -----------           -----------
                   Total                               $10,362,348         $21,623,624         $37,510,448           $63,123,754

Gross profit
         Theatre                                       $ 1,283,096         $ 5,636,727         $ 4,727,625           $16,466,419
         Lighting
              Sales                                        121,387             561,336             533,395             1,488,794
              Rental                                       115,917             (14,185)            840,698               338,603
                                                       -----------         -----------         -----------           -----------
                   Total lighting                          237,304             547,151           1,374,093             1,827,397
         Restaurant                                        104,064             131,437             256,452               401,216
                                                       -----------         -----------         -----------           -----------
                   Total                                 1,624,464           6,315,315           6,358,170            18,695,032
Corporate overhead                                      (2,863,895)         (3,500,022)         (9,393,749)           (9,542,056)
                                                       -----------         -----------         -----------           -----------
Income (loss) from operations                           (1,239,431)          2,815,293          (3,035,579)            9,152,976
Net interest expense                                      (241,468)           (223,147)           (780,740)             (642,614)
                                                       -----------         -----------         -----------           -----------
        Income (loss) before income taxes              $(1,480,899)        $ 2,592,146         $(3,816,319)           $ 8,510,362
                                                       ===========         ===========         ===========           ===========
Expenditures on capital equipment
         Theatre                                       $   363,523         $   206,476         $   811,014           $ 1,327,894
         Lighting                                          227,527             152,570             732,555             1,021,801
         Restaurant                                             -                   -                   -                    -
                                                        ----------          ----------          ----------           ---------
                   Total                               $   591,050         $   359,046         $ 1,543,569           $ 2,349,695
                                                       ===========         ===========         ===========           ===========
Depreciation and amortization
         Theatre                                       $   409,791         $   406,085         $ 1,312,995           $ 1,193,090
         Lighting                                          357,806             317,565             971,176               847,128
         Restaurant                                             -                  -                   -                     -
                                                       -----------         -----------         -----------           ---------
                   Total                               $   767,597         $   723,650         $ 2,284,171           $ 2,040,218
                                                       ===========         ===========         ===========           ===========

                   Ballantyne of Omaha, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 Three and Nine Months Ended September 30, 2000
                                   (Unaudited)

SUMMARY BY BUSINESS SEGMENTS (CONTINUED)

                                              September 30,           December 31,
                                                  2000                   1999
                                              ------------            ------------
Identifiable assets
         Theatre                               $42,207,228           $52,100,915
         Lighting                               11,608,596             7,258,787
         Restaurant                              1,414,363             1,396,528
                                               -----------           -----------
                   Total                       $55,230,187           $60,756,230
                                               ===========           ===========

SUMMARY BY GEOGRAPHICAL AREA:

                                                       Three Months Ended                     Nine Months Ended
                                                           September 30                          September 30
                                                 --------------------------------        ------------------------------
                                                     2000                 1999               2000               1999
                                                 -----------          -----------        -----------        -----------
Net revenue
            United States                        $ 6,592,122          $17,290,744        $25,929,380        $52,507,724
            Canada                                   651,393            2,013,109          2,849,053          3,748,906
            Asia                                   1,618,696              970,088          3,884,294          2,650,058
            Mexico                                    62,275              431,450            637,614            957,978
            Europe                                 1,109,606              665,458          3,300,679          2,703,211
            Other                                    328,256              252,775            909,428            555,877
                                                 -----------          -----------        -----------        -----------
                        Total                    $10,362,348          $21,623,624        $37,510,448        $63,123,754
                                                 ===========          ===========        ===========        ===========

                                               September 30,          December 31,
                                                    2000                 1999
                                                -----------           -----------
Identifiable assets
            United States                       $54,331,260          $59,912,380
            Asia                                    898,927              843,850
                                                -----------          -----------
                        Total                   $55,230,187          $60,756,230
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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

CONSOLIDATED

Net revenues for the three months ended September 30, 2000 decreased $11.2 million to $10.4 million from $21.6 million for the three months ended September 30, 1999. The decrease mainly resulted from lower domestic sales where revenue decreased $10.7 million or 61.9% to $6.6 million in 2000 from $17.3 million in 1999. As discussed in further detail below, the majority of the decrease relates to substantially lower sales of theatre products. Foreign sales (most of which were theatre segment sales) also decreased $0.5 million or 13.0% from $4.3 million in 1999 to $3.8 million in 2000 due to lower sales to Canada. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

                                                                      Three Months Ended
                                                                         September 30,
                                                               -------------------------------
                                                                  2000                 1999
                                                               -----------         -----------
                 Theatre                                       $ 7,658,270         $18,357,749
                 Lighting                                        2,260,797           2,775,691
                 Restaurant                                        443,281             490,184
                                                               -----------        ------------
                    Total net revenues                         $10,362,348         $21,623,624
                                                              ============        ============


THEATRE SEGMENT

As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products which decreased $10.7 million or 58.3% from $18.4 million in 1999 to $7.7 million in 2000. In particular, sales of projection equipment decreased $9.2 million from $14.9 million in 1999 to $5.7 million in 2000. This decrease resulted from a sharp downturn in the construction of new theatres in the United States as a large percentage of the Company's customers are feeling the effects of over construction in certain areas of the country, rising interest rates and lower attendance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


All of these items aggregated have contributed to poor operating results of theatre exhibition companies in general, which has in turn curtailed the theatre construction. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. To date, the Company has only been slightly impacted by these bankruptcies, however, the bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. To account for this downturn, the Company is currently making changes designed to bring expenses in line with the lower revenues. To that extent, the Company implemented a 7% pay reduction and a wage freeze for salaried personnel in its Omaha facility in October 2000. Additionally, the Company has reduced total personnel at the Omaha facility by 10% subsequent to September 30, 2000. Foreign sales of theatre products were also lower during the quarter and mainly related to lower sales to Canada where sales decreased $1.4 million compared to the third quarter in 1999. However, sales to Asia and Europe were higher by a combined $1.1 million compared to the same period in 1999.

The Company also experienced substantially lower sales of lenses, which decreased approximately $1.0 million from $1.4 million in 1999 to $0.4 million in 2000. This decrease is related to the lower projection equipment sales but lens sales do not always fluctuate with the volume of projection equipment sold as the lens can be sold individually.

Theatre replacement parts also decreased during the quarter from $2.1 million in 1999 to $1.6 million in 2000. Replacement part sales are not directly related to the volume of projection equipment sold but are more a reflection of the needs of customers that have previously purchased projection equipment from the Company.

LIGHTING SEGMENT

Sales and rentals in the lighting segment decreased $0.5 million from $2.8 million in 1999 to $2.3 million in 2000. The decrease mainly relates to sales and rentals generated from the Company's entertainment, promotional and architectural lighting products which decreased $0.6 million to $0.9 million in 2000 from $1.5 million in 1999. In particular, sales and rentals from the Company's rental office in North Hollywood continued to be weak as it has been dealing with an actors strike and a weakened motion picture production industry in the Los Angeles area. The Company believes that revenue will rise now that the strike is settled and industry conditions improve. Sales of spotlight and audiovisual products were relatively flat from quarter to quarter.

RESTAURANT SEGMENT

Restaurant sales remained flat at approximately $0.4 million for the 1999 and 2000 quarters.

GROSS PROFIT

Overall, consolidated gross profit decreased $4.7 million to $1.6 million in 2000 from $6.3 million in 1999. The decrease relates to the theatre segment where gross profit decreased $4.4 million compared to 1999. Additionally, gross profit in the theatre segment as a percentage of net revenues ("gross margin") decreased from 30.7% to 16.8% during the third quarter of 2000. Contributing to the lower gross profit were substantially lower theatre segment revenues that resulted in lost gross profit of approximately $3.1 million. Contributing to both the lower gross profit and gross margin

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


were negative manufacturing variances created by less volume through the Company's manufacturing facilities which resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels have caused plant labor utilization to drop considerably. The Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead. As discussed in further detail earlier, the Company has reduced personnel and implemented certain wage reductions and freezes subsequent to September 30, 2000.

Gross profit in the lighting segment decreased by $0.3 million during the quarter. The decrease was mainly due to margins on spotlight sales, which was related to the manufacturing inefficiencies discussed earlier.

Restaurant gross profit and margins were slightly lower due to the same manufacturing inefficiencies.

OPERATING EXPENSES

Operating expenses in the third quarter of 2000 decreased approximately $0.6 million from the same quarter a year ago but as a percentage of net revenues increased to 27.6% in 2000 from 16.2% in 1999. The increase in operating expenses as a percentage of revenues was mainly due to lower sales volume in the theatre segment as a large percentage of the Company's operating expenses are fixed in the short-term. The Company is actively taking steps to align these expenses with projected revenue. As discussed in further detail earlier, the Company has reduced personnel and implemented certain wage reductions and freezes subsequent to September 30, 2000.

OTHER FINANCIAL ITEMS

Net interest expense was approximately $0.2 million for the 1999 and 2000 quarters due to similar borrowings on the Company's line of credit.

The Company's effective tax rate for the quarter was 28.0% compared to 36.5% in 1999. The decline in the tax rate resulted from the differing impact of permanent differences on the loss for the quarter compared to income a year ago.

For the reasons outlined above, the Company experienced a net loss for the quarter of approximately $1.1 million compared to net income of $1.6 million in the third quarter of 1999. This translated into a net loss per share - basic and diluted of $0.09 per share in 2000 compared to net income per share
- basic and diluted of $0.13 per share in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

CONSOLIDATED

Net revenues for the nine months ended September 30, 2000 decreased $25.6 million to $37.5 million from $63.1 million for the nine months ended September 30, 1999. The decrease mainly resulted from lower domestic revenues, which decreased $26.6 million or 50.6% to $25.9 million in 2000 from $52.5 million in 1999. As discussed in further detail below, the majority of the decrease relates to substantially lower sales of theatre products. Foreign sales (most of which were theatre segment sales) increased approximately $1.0 million or 9.0% from $10.6 million in 1999 to $11.6 million in 2000 due to higher sales in Asia and Europe.

The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

                                                                       Nine Months Ended
                                                                         September 30,
                                                               -------------------------------
                                                                   2000               1999
                                                               -----------         -----------
                 Theatre                                       $29,039,392         $54,164,533
                 Lighting                                        7,071,270           7,219,982
                 Restaurant                                      1,399,786           1,739,239
                                                               -----------         -----------
                    Total net revenues                         $37,510,448         $63,123,754
                                                               ===========         ===========

THEATRE SEGMENT

As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $25.2 million or 46.4% from $54.2 million in 1999 to $29.0 million in 2000. In particular, sales of projection equipment decreased $21.9 million from $43.8 million in 1999 to $21.9 million in 2000. This decrease resulted from a sharp downturn in the construction of new theatres in the United States as a large percentage of the Company's customers are feeling the effects of over construction in certain areas of the country, rising interest rates and lower theatre attendance. All of these items aggregated together have contributed to poor operating results of theatre exhibition companies in general, which has in turn curtailed the theatre construction. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. To date, the Company has only been slightly impacted by these bankruptcies, however, the bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. To account for this downturn, the Company is currently making changes designed to bring expenses in line with the lower revenues. To that extent, the Company implemented a 7% pay reduction and a wage freeze for salaried personnel in its Omaha facility in October of 2000. Additionally, the Company has reduced total personnel at the Omaha facility by 10% subsequent to September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company also experienced softer sales of lenses, which decreased approximately $3.0 million to $1.4 million compared to $4.4 million in 1999. This decrease is related to the lower projection equipment sales but lens sales do not always fluctuate with the volume of projection equipment sold as the lens can be sold individually.

Theatre replacement parts also decreased during the quarter from $6.0 million in 1999 to $5.7 million in 2000. Replacement part sales are not directly related to the volume of projection equipment sold but are more a reflection of the needs of current customers that have previously purchased projection equipment from the Company.

LIGHTING SEGMENT

Overall, sales and rentals in the lighting segment were relatively flat at $7.1 million in 2000 compared to $7.2 million in 1999. However, the makeup of the revenues changed to a great extent. Audiovisual revenues increased from $2.0 million in 1999 to $3.1 million in 2000 due to the growth in sales and rentals out of the Company's offices in Orlando and Fort Lauderdale, Florida. Offsetting the increase in audiovisual revenues were lower revenues from sales and rentals generated from the Company's entertainment, promotional and architectural lighting products which decreased approximately $1.0 million to $2.6 million in 2000 from $3.6 million in 1999. In particular sales and rentals from the Company's rental office in North Hollywood continued to be weak as it has been dealing with an actors strike and a weakened motion picture production industry in the Los Angeles area. The Company believes that revenue will rise now that the strike is settled. Spotlight sales were lower by approximately $0.2 million over last year.

RESTAURANT SEGMENT

Restaurant sales were lower by $0.4 million due to lower sales of pressure fryers and cookers.

GROSS PROFIT

Overall, consolidated gross profit decreased $12.3 million to $6.4 million in 2000 from $18.7 million in 1999. The decrease relates to the theatre segment where gross profit decreased $11.7 million compared to 1999. Additionally, gross profit in the theatre segment as a percentage of net revenues ("gross margin") decreased from 30.4% to 16.3% during the nine months ended September 30, 2000. Contributing to the lower gross profit were lower theatre revenues that resulted in lost gross profit of approximately $7.3 million. Contributing to both the lower gross profit and gross margin was negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably. The Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead. As discussed in further detail earlier, the Company has reduced personnel and implemented certain wage reductions and freezes subsequent to September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gross profit in the lighting segment decreased by $0.5 million during the quarter. The decrease was mainly due to margins on spotlight sales, which was related to the manufacturing inefficiencies discussed earlier.

Restaurant gross profit and margins were lower due to the same manufacturing inefficiencies.

OPERATING EXPENSES

Operating expenses for the year decreased approximately $0.1 million from the same period a year ago but as a percentage of net revenues, increased to 25.0% for the 2000 period from 15.1% for the 1999 period. Included in the 2000 expenses was a reserve of approximately $0.5 million taken for a term loan in default by the former chairman of the Board. While the Company is vigorously pursuing collection of the defaulted loan, the Company was not able to predict its outcome with any reasonable degree of certainty and accordingly recorded the reserve. Additionally, during the year the Company incurred approximately $0.5 million of personnel reduction charges and also reserved for approximately $0.5 million of receivables related to specific customers who have been financially impacted by the current state of the theatre and lighting industries. The Company is actively taking steps to align these expenses with projected revenue. As discussed in further detail earlier, the Company has reduced personnel and implemented certain wage reductions and freezes subsequent to September 30, 2000.

OTHER FINANCIAL ITEMS

Net interest expense was approximately $0.8 million in 2000 compared to $0.6 million in 1999 due to higher average borrowings and a higher interest rate on the Company's line of credit.

The Company's effective tax rate year-to-date was 33.3% compared to 37.7% a year ago. The decline in the tax rate resulted from the differing impact of permanent differences on the loss for the year compared to income a year ago.

For the reasons outlined above, the Company experienced a net loss for the year of approximately $2.5 million compared to net income of $5.3 million in 1999. This translated into a net loss per share - basic and diluted of $0.20 per share in 2000 compared to net income per share - basic of $0.42 per share and net income per share- diluted of $0.40 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company was in default under its $20 million revolving credit facility with Wells Fargo Bank Nebraska, N.A. ("Wells Fargo") for failing to maintain an appropriate leverage ratio and failing to achieve an appropriate interest ratio coverage. In a letter received from Wells Fargo, the Company has been informed that Wells Fargo "has a right to make demand and declare the Note fully due and payable and exercise remedies available to the Bank under the Loan Agreement and related documents. Without waiving any such rights, the Bank is not now making demand nor accelerating payment of the Note at this time. Rather, the Bank will temporarily defer taking any action while we consider revised terms under which continuing our credit relationship would be acceptable." The letter also stated that Wells Fargo has reduced the aggregate amount outstanding on the credit facility so that it cannot exceed $11.5 million. The amount outstanding on the credit facility as of September 30, 2000 was $11,318,000. The Company has classified the balance outstanding under the credit facility as a current

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


liability as of September 30, 2000. The Company currently pays interest on the credit facility equal to the Prime Rate less .75% (8.75% at September 30, 2000). The majority of the Company's assets secure the credit facility. As of October 31, 2000, approximately $10.5 million was outstanding under the credit facility. The Company and Wells Fargo are currently negotiating revised terms to a new revolving credit facility and the Company believes that negotiations are proceeding in a favorable manner. However, there can be no assurances that a successful negotiation of a new revolving credit facility will be achieved.

Historically, the Company has funded its working capital requirements through cash flow generated by its operations and use of its line of credit. The Company anticipates that internally generated funds and borrowings available under the Company's line of credit will be sufficient to meet its working capital needs and planned 2001 capital expenditures unless it is unable to negotiate adequate terms under a new credit facility. See the prior paragraph for further discussion of the Company's revolving credit facility. In the event that digital projection becomes a commercially viable product, the Company will need to raise additional funds in order to fully develop such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. See discussion under the heading "Digital Projection Update" on page 18 for a further discussion of digital projection.

Net cash provided by operating activities was $0.3 million in 2000 compared to cash provided by operating activities of $4.9 million in 1999. The decrease in operating cash flow was mainly due to lower operating income coupled with a decrease in accounts payable during 2000. The decrease in accounts payables relates to a substantial reduction in the purchase of raw materials during 2000 while paying for inventory purchased in late 1999 on open account.

Net cash used in investing activities was $1.4 million compared to $2.3 million a year ago. Investing activities in both periods mainly reflect capital expenditures, which have decreased due to fewer purchases of entertainment lighting equipment.

Net cash provided by financing activities was $0.9 million in 2000 compared to cash used in financing activities of $2.1 million in 1999. The change from year to year represents proceeds from the Company's line of credit this year and due to the purchase of $1.1 million of treasury stock a year ago.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

DIGITAL CINEMA UPDATE

The current motion picture exhibition industry is based on the use of film technology to deliver motion pictures to the public. However, in the last few years, there have been innovations in technology to show motion pictures digitally. While most industry experts anticipate that widespread demand for digital projection is a few years away, the Company is weighing a number of alternatives. The Company has started developing a proprietary digital projector by partnering with Lumavision Display, Inc., however, that is only one of the alternatives that the Company is currently considering. The Company has committed initial funding to the project and approximately $0.6 million was expensed to cost of revenues during 2000. Along with the advent of digital technology, the Company will encounter new and different competitors some of which may have substantially greater resources than the Company. While the Company believes it can overcome these obstacles, there can be no assurance the Company will participate in the digital cinema industry and this result could have a material adverse effect on the Company's business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establish specific criteria for the use of hedging accounting. SFAS No. 137 deferred the effective date of SFAS No. 133, accordingly the Company's required adoption date is July 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods and as of September 30, 2000 the Company had no derivatives or hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ended December 31, 2000. The Company believes that the adoption of SAB 101 will not have a significant effect on its future financial statements and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to fluctuation in the foreign currency environment and has concluded that its exposure to fluctuation in the foreign currency environment would not be material to the consolidated financial statements. The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate line of credit. Assuming amounts remain outstanding on the line of credit, increases in interest rates would increase interest expense. At current amounts outstanding on the line of credit, a one percent increase in the interest rate would increase yearly interest expense by approximately $113,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

      11       Computation of net income (loss) per share

      27       Financial Data Schedule (for SEC information only)

(b)   Reports on Form 8-K filed for the three months ended September 30, 2000

      No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.


By:    /s/ John Wilmers                   By:    /s/  Brad French
   -----------------------------------       ----------------------------------
   John Wilmers, President,                  Brad French, Secretary, Treasurer,
   Chief Executive Officer and Director      and Chief Financial Officer

Date:    November 14, 2000                 Date:    November 14, 2000