Form 10-K405
period 2000-12-31
BALLANTYNE OF OMAHA INC
filed 2001-04-02
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-13906

Ballantyne of Omaha, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	47-0587703 (I.R.S. Employer Identification No.)
4350 McKinley Street, Omaha, Nebraska 68112 (Address of principal executive offices)

Registrant's telephone number, including area code:   (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:   None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 9, 2001, 12,512,672 shares of Common Stock of Ballantyne of Omaha, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on the OTC Bulletin Board) was approximately $7.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001 (the "Proxy Statement") are incorporated by reference in Part III.

TABLE OF CONTENTS

PART I.

FORWARD-LOOKING STATEMENTS

    Certain statements made in this report are "forward-looking" in nature, as defined in the Private Litigation Reform Act of 1995, which involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions in the theatre exhibition industry; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company's future business; credit concerns in the theatre exhibition industry; the management of growth; and other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

PART I

Item 1.  Business

General

    Ballantyne of Omaha, Inc. and its subsidiaries (the "Company") designs, develops, manufactures and distributes commercial motion picture equipment, lighting systems and restaurant equipment. The Company primarily operates within three business segments; 1) theatre, 2) lighting and 3) restaurant equipment.

Theatre

    The Company's business was founded in 1932. Since that time, the Company has manufactured and supplied equipment and services to the theatre motion picture exhibition industry. In 1983, the Company acquired the assets of the Simplex Projector Division of the National Screen Services Corporation, thereby expanding its commercial motion picture projection equipment business. The Company further expanded its commercial motion picture projection equipment business with the 1993 acquisition of the business of the Cinema Products Division of the Optical Radiation Corporation. That division manufactured the Century® projector and distributed ISCO-Optic lenses to the theatre and audiovisual industries in North America. ISCO-Optic is a trademark of ISCO-Optic GmbH. In December 1994, the Company increased its presence in the international marketplace with the acquisition of Westrex Company, Asia ("Westrex"), which provides the Company with a strategic Far Eastern location and access to the Pacific Rim. In April 1998, the Company vertically integrated their motion picture projection business with the acquisition of Design & Manufacturing, Ltd. ("Design"). Design is a supplier of film platter systems to the theatre exhibition industry.

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

Lighting

    The Company manufactures and distributes lighting equipment under the names Strong™, Xenotech™ and Sky-Tracker™. Strong is a supplier of long-range follow spotlights which are used for both permanent installations and touring applications. Xenotech is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. Sky-Tracker sells and rents computer and manually operated high intensity searchlights. Sky-Tracker and Xenotech were merged together in 1998 and operate sales and rental offices out of facilities in North Hollywood, California, Atlanta, Georgia and Orlando, Florida.

    The Company also owns an audiovisual division in Florida, which provides design consulting, rental services and equipment sales to the audiovisual industry. This division has offices in Orlando and Ft. Lauderdale, Florida.

Restaurant

    The Company manufactures commercial food service equipment, which is sold to convenience store and fast food restaurant operators and to equipment suppliers for resale on a private label basis. This business is supplemented by the sale of seasonings, marinades and barbeque sauces.

Motion Picture Exhibition Industry Overview

    The motion picture theatre exhibition industry has experienced competition from in-home sources of entertainment in recent years, forcing theatre exhibitors to build higher quality theatres with more screens per location in order to lure consumers to theatres. As a result, U.S. theatre exhibitors began constructing "multiplex" or "megaplex" theatres which have an even larger number of screens per location (sometimes as many as 30 screens). Coupled with wide body seats and stadium seating, these new generation theatres offer patrons a new and invigorating movie going experience. The domestic exhibition industry is highly concentrated with management estimating that the top ten exhibitors represent approximately 60% of the total industry. Management believes that the trend toward multiplexing or megaplexing is also increasing outside North America, as the international marketplace is one that has historically been underserved. During 2000, the North American theatre exhibition industry began to experience poor operating results due to numerous factors including but not limited to overbuilding in certain areas of North America, reduced attendance, difficulty in closing obsolete theatres, and rising interest rates. These factors have reduced the industry's access to capital and have forced some exhibitors to file for protection under bankruptcy laws. According to published reports, six of the top fifteen exhibitors have filed for bankruptcy protection. Those exhibitors included Loews Cineplex Entertainment, Carmike, United Artists, Silver Cinemas, Edwards Theaters and General Cinema. These factors significantly curtailed new theatre construction in 2000 and into 2001, which has negatively affected the Company. The problems in North America have not yet impacted the overseas marketplace, as foreign exhibitors have not overbuilt to the extent as their North American neighbors. However, U.S. based theatre exhibitors curtailing build plans ouside the United States could impact the growth in overseas theatre construction. The Company has exposure to the current state of the North American theatre exhibition industry in the form of past due receivables from certain exhibitors and the continued loss of revenue if the industry cannot build new theatres due to the problems mentioned above. To date, the Company has only been slightly impacted by the bankruptcies as most were not current customers, however, the bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. To offset this impact, management of the Company intends to expand international distribution channels, reduce costs and accelerate new product development in the Company's other business segments.

Business Strategy

    The Company's principal objective is to increase its U.S. market share during the industry downturn, increase its established international presence and position itself to maintain its current standing as the theatre exhibition industry's leading supplier of cinema equipment whether it be film or digital. The Company's strategy combines the following key elements:

    Expand International Presence.  As construction of new multiple screen motion picture theatres has extended to the international market coupled with the problems currently being encountered by domestic exhibitors, sales of the Company's products to international end users are becoming increasingly important to the Company. Net sales to foreign customers, primarily of theatre products, were $14.1 million or 29.5% of consolidated net revenues in 2000 compared to $16.5 million or 19.2% of consolidated net revenues in 1999 including sales by Westrex, the Company's subsidiary in Hong Kong. The decrease was mainly due to lower sales in Canada, which is currently experiencing several of the same problems encountered by the domestic theatre exhibition industry. The most significant future growth is expected to be in Latin and South America where favorable demographics and low screen penetration support their development. The Company recently opened an office in Miami to support this emerging market for not only theatre products, but for the Company's restaurant products as well. The Company is seeking to strengthen and develop its international presence through its international dealer network and the Company's sales force will continue to travel extensively worldwide to market the Company's products. The Company believes that as a result of these efforts, it is well positioned to expand its brand name recognition and international market share.

    Reduce Inventory and Operating Costs.  The Company has initiated a substantial cost reduction program designed to bring all costs in line with future revenues and streamline its manufacturing processes to gain efficiencies to offset revenue losses and profits due to the depressed North American theatre exhibition industry. To this extent, the Company has reduced the number of employees by 113 or 31% compared to March of 2000. Overall, the reduction of employees is expected to save approximately $1.6 million in fiscal 2001 compared to fiscal 2000. Additionally, the Company is forecasting a 29% drop in selling expenses as the Company is cutting back on advertising, travel and salaries in that area. The Company is still in the process of looking for other cost reductions to bring all costs in line with future revenues. The Company has also begun bringing into its plants custom manufacturing work to increase labor utilization and absorb more manufacturing overhead. Additionally during 2000, the Company was unable to reduce inventories at the desired pace as a result of the sharp downturn in the North American theatre exhibition industry. By the time revised revenue estimates were known, the Company had committed to certain inventory purchases and it took time to determine the appropriate number of manufacturing personnel needed. While this process is still being evaluated, the Company feels that the necessary steps were taken during 2000 to correct the situation. As such, management of the Company anticipates a steady reduction of inventory levels during 2001 based on current revenue and production estimates.

    Explore Digital Cinema.  The current motion picture exhibition industry is based on the use of film technology to deliver motion pictures to the public. However, in the last few years, there have been innovations in technology to show motion pictures digitally ("Digital Cinema"). The Company is currently exploring options relating to Digital Cinema to position itself to be a supplier of digital equipment when it becomes a reality. However, the widespread commercial usage of Digital Cinema has not occurred in the manner predicted by some. The delays relate to, but are not limited to, issues such as cost, security, reliability and controllability. As recent public announcements and demonstrations have shown, some of these issues have been or currently are in the process of being solved, however, there are still many unresolved items, many of which are complex financial and technical issues. One of the many challenges is that exhibitors are not currently in the market for digital equipment and even if they wanted to be some are not financially capable of paying for this changeover due to the current problems in the industry. While there are some exhibitor gains relating to Digital Cinema in the form of reduced delivery costs, ability to receive additional digital prints inexpensively and potential revenue gains relating to advertising digitally at theatres, the majority of the financial savings accrue to the motion picture distributors in the form of savings on the cost of film prints. Consequently, until the exhibitors, studios and distributors agree on who will pay for the new digital systems, who will control the distribution of the new digital prints and which technology is most effective, the full rollout of Digital Cinema will be delayed.

    Ballantyne is currently funding a research and development project with Lumavision Display, Inc. ("Lumavision") whereby Lumavision is developing a proprietary digital projector for exclusive use by the Company for the Digital Cinema market. Once Ballantyne has the ability to market a complete digital projection system and digital projectors become a commercially viable product, the Company will be competing against new and different competitors, some of which have substantially greater resources than the Company. These companies include, but are not limited to, Texas Instruments, Hughes JVC Technology, Sony Corporation and Qualcomm, Inc. Additionally, Texas Instruments has entered into OEM arrangements with three companies to manufacture digital projectors for the Digital Cinema market. These companies are Christie, Inc., Barco and Imax Corporation. Christie Inc. is currently a competitor of the Company in the film projection equipment market. It should also be noted that all of the companies mentioned above have already demonstrated their projectors and in some instances installed the projectors in certain theatres around the world. To date, Texas Instruments has been the most active in promoting digital technology and has been doing so for the last few years. In addition to those companies discussed above, there are several more companies, using various types of technology, actively involved in attempting to bring a complete digital solution to the Digital Cinema market.

    Despite the apparent head start and substantially greater resources of several of the companies mentioned above, the Company believes that due to the industry issues noted above, the anticipated quality and advantages of the Lumavision engineered projector, coupled with the Company's current installed base of motion picture systems and its current standing within the industry, the Company can position itself to be a major player in the Digital Cinema market. The Company and many industry experts feel that issues such as "Cost", "Image Sharpness and Resolution" and "Standardization of Digital Delivery" among numerous other issues are far from being resolved and that there is ample time to bring a digital projector to market. The Company also feels the digital projector will only be one important aspect of a complete projection system and it will be critical to develop joint ventures or other types of partnerships with other members of the distribution channel to bring a complete system to the marketplace.

    Emphasize Customer Service.  The Company seeks to develop and maintain strong customer relationships by offering a wide variety of standardized commercial theatre, lighting and restaurant products, working closely with its customers to fully understand their needs and furnishing value-added services such as (i) expertise in engineering and manufacturing high-quality, reliable and innovative products (often designed to customer specifications), (ii) prompt order fulfillment and delivery and (iii) after-sale technical support and emergency service. The Company further supports its products through its replacement parts business, which represents an additional source of recurring income less dependent on new screen construction. The Company believes that one of its competitive advantages is its superior customer service, which has resulted in strong, long-lasting customer relationships.

    Leverage Manufacturing Expertise.  The Company's position as a fully integrated manufacturer enables it to develop, design and customize its products to meet customer specifications and to respond quickly to customers' requests for replacement parts and repair. The Company believes that its integrated manufacturing capabilities allow it to rapidly increase its manufacturing capacity, thereby providing it with a competitive advantage in meeting its customers' delivery schedules. In addition, its manufacturing capabilities, combined with its emphasis on customer service, have contributed to retaining strong customer relationships and developing new business opportunities. To lessen the impact of the depressed theatre exhibition market, the Company has begun bringing into its plants custom manufacturing to increase labor utilization and absorb more manufacturing overhead.

    Expand Lighting and Restaurant Segments.  The Company intends on growing the lighting segment by focusing on certain key niche areas of the segment and leveraging its existing customer network to grow these niche areas through internal expansion. The Company is also becoming more aggressive in marketing its restaurant equipment not only domestically, but internationally as well.

Products

Theatre Products

Motion Picture Projection Equipment

    The Company is a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. The Company's commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industry wide recognized trademarks of Strong™, Simplex™, Century®, Optimax®, and Ballantyne™. The Company manufactures the entire motion picture projection system in-house, except for the audio rack components and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by the Company.

    The Company's lamphouse consoles are unique to the industry in that they incorporate a solid state power supply, which allows for a broader range of wattages, thereby reducing operating costs. The Company's lamphouse consoles incorporate all elements required for quality film presentations while requiring minimum booth floor space.

    The Company's film handling equipment consists of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. The majority of the Company's film transport systems are sold under the Strong™ name, although the Company sells systems on an OEM basis to a competitor.

    Pursuant to a distribution agreement with ISCO-Optic GmbH of Germany, the Company has the exclusive right to distribute ISCO-Optic lenses in North America. Under the distribution agreement, the Company's exclusive right continues through April 30, 2006, subject to the attainment of minimum sales quotas (which the Company has historically exceeded), and thereafter is automatically renewed for successive two-year periods until terminated by either party upon 12 months' prior notice. ISCO-Optic lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen. In addition to incorporating the ISCO-Optic lenses into its own equipment, the Company distributes ISCO-Optic lenses to customers with operations in the theatre and audiovisual industries. ISCO-Optic lenses have a leading market share in the U.S. commercial motion picture projector lens market and have won two Academy Awards for technical achievement.

Replacement Parts

    The Company has a significant installed base of over 35,000 motion picture projectors. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company. The Company believes that growth in the installed base of commercial motion picture projectors should result in a continuing source of sales of replacement parts for the Company's commercial motion picture projection equipment that is less dependent on new screen construction. Net sales of the Company's theatre replacement parts were $6.9 million, $8.8 million and $6.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decline from 1999 was due to the poor health of the theatre exhibition industry. Sales of replacement parts fluctuate from quarter to quarter and are not directly related to the volume of projection equipment currently sold but are more a function of the needs of current customers which have projection systems previously purchased from the Company.

Special Venue Products

    The Company has sold customized commercial motion picture equipment directly to special venue customers such as MegaSystems, Inc., The Walt Disney Company and Electrosonic Systems, Inc. for use at special venue sites such as the Magic Kingdom, EPCOT Center, IMAX Ridefilms Simulators, Universal Studios and Busch Gardens. The Company works closely with its customers to develop, design and engineer customized projection equipment to accommodate various formats required for the special venue industry. The Company manufacturers 4, 5, 8 and 10 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special effects. The Company's ability as a fully integrated manufacturer enables it to work closely with its customers from initial concept and design through manufacturing to the customers' specifications.

Lighting Products

Spotlight

    The Company has been a developer, manufacturer and distributor of long-range follow spotlights since 1950. Ballantyne's long-range follow spotlights are marketed under the Strong™ trademark and recognized brand names such as Super Trouper®, Gladiator™ and Roadie™. The Super Trouper® follow spotlight has been the industry standard since 1958. The Company's long-range follow spotlights are high-intensity general use illumination products designed for both permanent installations such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 3,000 watts. The 400-watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The 3,000-watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

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

Promotional and Other Lighting Products

    The Company, through its wholly-owned subsidiary, Xenotech Strong, Inc. ("Xenotech") is a supplier (through both rental and sale) of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company's computer-based lighting systems are marketed under the Xenotech™ and Britelights® trademarks, while the high intensity searchlights are marketed under the Sky-Tracker™ trademark.

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

    The Company's high intensity searchlights come in single or multiple head configurations, primarily for use in outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity searchlights, which are primarily used for outdoor promotional lighting, are marketed through the Company's Sky-Tracker division under the Sky-Tracker™ trademark. Sky-Tracker's products have been used at Walt Disney World, Universal Studios, various Olympic games, grand openings and also have been used by touring musical acts such as the Rolling Stones and Van Halen. The Company's promotional lighting products are primarily marketed directly to customers in North America, Europe, South America and the Pacific Rim through a direct sales force.

Audiovisual

    The Company, through its division Strong Communications, is a full service audiovisual company established to meet the need for presentation equipment by hotels and convention centers. Strong Communications provides design consulting, rental services and equipment sales with offices in Orlando and Fort Lauderdale, Florida.

Restaurant Products

    The Company's restaurant product line consists of commercial food service equipment, principally pressure fryers and barbecue/slow roast ovens. The Company's pressure fryers account for the majority of its commercial food service equipment net sales. The Company recently introduced an open fryer to its food service line. The Company's restaurant product line is marketed under the Flavor-Crisp® and Flavor-Pit® trademarks. The Company's commercial food service equipment is supplemented by seasonings, marinades and barbeque sauces manufactured to the Company's specifications by various food product contractors, and by mesquite and hickory woods, paper serving products and point of purchase displays.

    The Company sells its restaurant product line through dealers, who sell primarily to independent convenience store/fast food restaurant operators. The Company also sells its pressure fryers to equipment suppliers directly, on a private label basis, for resale to major chains such as Pathmark and Wal-Mart for use in their delicatessens and sit-down eateries. One of these suppliers is the Hobart

Corporation, through which the Company sold approximately 30% of its restaurant equipment during the year ended December 31, 2000.

Sales, Marketing and Customer Service

    The Company markets and sells its product primarily through a network of over 200 domestic and international dealers to major movie exhibitors, sports arenas and amusement park operators. The Company also sells directly to end-users. The sales effort is supplemented by a small internal sales force. The Company services its customers in large part through the dealer network; however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual major industry trade shows such as ShoWest in Las Vegas, ShowEast in Atlantic City, CineAsia in Asia and Cinema Expo in Europe. The Company recently opened an office in Miami to help support what the Company believes is an emerging market in Latin and South America. The Company's sales and marketing professionals in all three business segments have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

    For the years ended December 31, 2000, 1999 and 1998, sales to National Cinema Supply, a distributor for AMC Theatres, among other theatre exhibition companies represented approximately 9%, 16% and 15% of consolidated net revenues, respectively. For the years ended December 31, 2000, 1999 and 1998, sales to Regal Cinemas represented approximately 7%, 21% and 14%, respectively, of consolidated net revenues. The loss of these or other top customers could have a material adverse affect on the Company.

Backlog

    At December 31, 2000 and 1999, the Company had backlogs of $6.5 million and $10.7 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months, however these orders are subject to cancellation. These backlogs typically increase during the year to reflect increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Manufacturing

    The Company's manufacturing operations are primarily conducted at its Omaha, Nebraska manufacturing facility and its manufacturing facility in Fisher, Illinois acquired with the purchase of Design & Manufacturing, Ltd. in 1998. The Company's manufacturing operations at both locations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly, packaging and shipping. The Company believes the central locations of Omaha and Fisher has and will serve to reduce the Company's transportation costs and delivery times of products to the East and West Coasts of the U.S. The Company's manufacturing strategy is to (i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and (iv) use outside contractors as necessary to meet customer demand.

    The Company currently manufactures the majority of the components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products and its ability to customize products to customer specifications. The principal raw materials and components used in the Company's manufacturing processes include aluminum, solid-state electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components and lenses for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality. The Company believes that its manufacturing capabilities, combined with its emphasis on customer service, have contributed to retaining strong customer relationships and developing new business opportunities.

Quality Control

    The Company believes that its design standards, quality control procedures, and the quality standards for the materials and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. The Company has implemented a quality control program for its theatre, lighting and restaurant product lines, which is designed to ensure compliance with the Company's manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company's products during various stages of production and assembly. However, the Company has experienced certain warranty issues with a "xenon switching power supply" as discussed in further detail below.

Warranty Policy

    The Company provides a warranty to end users of substantially all of its products, which generally covers a period of 12 months, but may be extended under certain circumstances and for certain products. Under the Company's warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements were approximately $1,502,000, $839,000 and $446,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in expenses in 1999 and 2000 mainly relates to a particular model of "xenon switching power supply", which is a component of a complete motion picture projection system. Due to certain problems being encountered in the field, the Company made a decision during 2000 to dispose of a number of these power supplies returned by customers instead of reworking the power supplies and reselling them as used equipment. Also included in the expense was an estimate of the future exposure for the power supplies still in service. While there can be no assurance that future warranty issues will not arise relating to the problem discussed above or that other issues will not also arise, the Company believes it has taken the proper steps to limit future warranty exposure.

Research and Development

    The Company's ability to compete successfully depends, in part, upon its continued close work with its existing and new customers. The Company focuses its research and development efforts on the development of new products based on its customers' requirements, including the development of products used for lighting venues and the development of Digital Cinema technology. Research and development costs charged to operations amounted to approximately $1,056,000, $846,000 and $746,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The amount expended for research and development was substantially higher in 2000 due to expenditures related to an agreement between the Company and Lumavision Display, Inc. ("Lumavision") whereby Lumavision is developing a proprietary digital projector for exclusive use by the Company in the Digital Cinema market. For a further discussion of this market, see page 4 in the "Business Strategy" section of this document under the caption "Digital Cinema".

Competition

    Although the Company has a leading position in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company's motion picture projection equipment include Christie Electric Corporation, Cinemeccanica SpA and Kinoton GmbH. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities. Certain of the Company's competitors for its motion picture projection equipment have significantly greater resources than the Company. In addition to existing motion picture equipment manufacturers, the Company may also encounter competition from new competitors, as well as from the development of new technology for alternative means of motion picture presentation. No assurance can be given that the equipment manufactured by the Company will not become obsolete as technology advances. For a further discussion of potential new competition, see page 4 in the "Business Strategy" section of this document under the caption "Explore Digital Cinema".

    The markets for the Company's long-range follow spotlight, other lighting and restaurant products are also highly competitive. The Company competes in the lighting industry primarily on the basis of quality, price and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and equipment design. Certain of the Company's competitors for its long-range follow spotlight, other lighting and restaurant products have significantly greater resources than the Company.

Patents and Trademarks

    The Company owns or otherwise has rights to numerous trademarks used in conjunction with the sale of its products. The Company believes its success will not be dependent upon patent protection, but rather upon its scientific and engineering "know-how" and research and production techniques.

Employees

    As of March 9, 2001 the Company had a total of 254 employees. Of these employees 198 were considered manufacturing, 3 were executive and 53 were considered sales and administrative. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

Environmental Matters

    Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. The Company believes that it is in material compliance with environmental laws, but there can be no assurance that future additional environmental compliance or remediation obligations will not arise or that such operations could not have a material adverse effect on the Company. The Company does not anticipate any material capital expenditures for environmental matters during 2001.

Stockholder Rights Plan

    On May 26, 2000 the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). Under terms of the Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of Common Stock. The rights become exercisable only if a person or group (other than certain exempt persons, as defined) acquired 15 percent or more of Ballantyne Common Stock or announces a tender offer for 15 percent or more of Ballantyne's Common Stock. Under certain circumstances, the Plan allows stockholders, other than the acquiring person or group, to purchase the Company's Common Stock at an exercise price of half the market price.

Significant Stockholder

    Approximately 3.2 million shares of the Company's Common Stock are owned by Canrad of Delaware, Inc. ("Canrad") which is a 100% owned subsidiary of ARC International Corporation ("ARC"). All of the shares owned by Canrad have been pledged to ARC's lending institution to secure credit facilities. During 2000, ARC was placed into receivership due to its ongoing financial difficulties. The lending institution, through the receiver, has the right to vote, sell or otherwise dispose of the pledged shares of Common Stock. The Company cannot make predictions as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock and could impair the Company's future ability to raise capital or make acquisitions through an offering of its equity securities.

    In a related matter, on June 24, 2000 the former Chairman of the Board of the Company and Chairman of the Board of ARC (the "Former Chairman") defaulted on a term loan from the Company. The Company is vigorously pursuing collection of the defaulted loan and expects to receive a favorable court judgment in the state of Nebraska. However, since the Former Chairman is a resident of Canada there is some uncertainty as to whether a Canadian court would enforce such a judgment. Additionally, no assurances can be given that the Former Chairman has sufficient assets to comply with such a judgment. Due to the uncertainty regarding the ultimate recovery of the note, the Company recorded a charge in the amount of $511,744 which included unpaid principal and interest at that time. This charge is included in general and administrative expenses for the year ended December 31, 2000.

Delisting from the New York Stock Exchange

    During 2000, the Company was notified by the New York Stock Exchange (the "NYSE") that its Common Stock was being delisted from trading on the NYSE for failing to maintain the required market capitalization and stockholders' equity requirements set by the NYSE.

    On December 18, 2000, the Company began trading on the OTC Bulletin Board under the symbol "BTNE". As a result of the NYSE delisting and subsequent listing on the OTC Bulletin Board, the trading market and prices for the Company's Common Stock may continue to be adversely affected.

Executive Officers of the Company

    John P. Wilmers, age 56, has been CEO of the Company since March 1997 and a Director since 1995. Mr. Wilmers joined the Company in 1981 and has served in various positions in the Company including Executive Vice President of Sales from 1992 to 1997. Mr. Wilmers is a past President of the Theatre Equipment Association, a member of the Nebraska Variety Club and a sustaining member of the Society of Motion Picture and Television Engineers. Mr. Wilmers attended the University of Minnesota at Duluth.

    Brad J. French, age 48, joined the Company as the Controller in 1990 and was named Secretary and Treasurer in 1992. Mr. French was named Chief Financial Officer of the Company in January 1996. During 2000, Mr. French was also named the Company's Chief Operating Officer. Prior to joining the Company, Mr. French held several accounting positions with UTBHL, Inc. (f/k/a Hanovia Lamp, Inc.), a subsidiary of Canrad, Inc. and Purolator Products, Inc. Mr. French earned a B.S. from Union College.

    Ray F. Boegner, age 51, has been Senior Vice President since 1997. Mr. Boegner joined the Company in 1985 and has acted in various sales roles. Prior to joining the Company, he served as Vice President of Marketing at Cinema Film Systems. Mr. Boegner earned a B.A. from Citrus College and a B.S. from the University of Southern California.

Item 2.  Properties

    The Company's headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 160,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products, other than those for one of its wholly-owned subsidiaries, Design and Manufacturing, Inc. ("Design"). The Design subsidiary is located in Fisher, Illinois on 2.0 acres with a 31,600 square foot building. The Company leases a sales and rental facility for its audiovisual division in Orlando and Ft. Lauderdale, Florida. The Company also leases a sales and service facility in Hong Kong. Through its wholly-owned subsidiary, Xenotech Strong, Inc., the Company leases a 24,500 square foot sales and rental facility in North Hollywood, California for the sale and rental of its specialty lighting products. Xenotech Strong, Inc. also leases a sales and rental facility in Orlando, Florida and one in Atlanta, Georgia.

Item 3.  Legal Proceedings

    The Company is involved from time to time in litigation arising out of its operations in the normal course of business. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

    During the fourth quarter of fiscal 2000, no issues were submitted to a vote of stockholders.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

    The Common Stock is listed and traded on the OTC Bulletin Board under the symbol "BTNE". Prior to December 18, 2000, the Company had been trading on the NYSE under the symbol "BTN". The Company was delisted from the NYSE for failing to maintain the appropriate market capitalization and stockholders' equity requirements set by the NYSE. Prior to December 5, 1997, the Company was listed on the American Stock Exchange (the "AMEX"). The following table sets forth the high and low per share sale price for the Common Stock as reported by the OTC Bulletin Board, the NYSE and the AMEX for the periods indicated.

		High	Low
2000	First Quarter	6 1/2	3 5/8
	Second Quarter	3 3/4	2
	Third Quarter	2 11/16	15/16
	Fourth Quarter	1 1/8	1/8
1999	First Quarter	11	7
	Second Quarter	8 13/16	5 7/8
	Third Quarter	7 7/8	4 3/4
	Fourth Quarter	6 3/4	4 7/8
1998	First Quarter	11 1/8	9 1/8
	Second Quarter	13 1/8	6 1/4
	Third Quarter	8 5/8	6 3/8
	Fourth Quarter	8 3/8	5 1/2

    On March 9, 2001 the last reported per share sale price for the Common Stock was $0.57. At March 9, 2001, there were approximately 200 holders of record of the Common Stock. This number does not include beneficial owners of the Company's Common Stock held in the name of nominees. On March 9, 2001 the Company had 12,512,672 shares of Common Stock outstanding.

Dividend Policy

    The Company intends to retain its earnings to assist in financing its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board. The Company's credit facility contains certain prohibitions on the payment of cash dividends. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions and the Company's financial condition and capital requirements, as well as any other factors deemed relevant by the Board.

Item 6.  Selected Financial Data (1)

	Years Ended December 31,
	2000	1999	1998	1997	1996
Statement of operations data
Net revenue	$47,672	$86,143	$75,057	$70,205	$51,754
Gross profit	7,676	25,197	23,554	20,725	15,357
Net income (loss)	$(3,926)	$7,759	$8,344	$7,709	$5,037
Net income (loss) per share
Basic	$(0.31)	$0.62	$0.59	$0.56	$0.43
Diluted	$(0.31)	$0.59	$0.57	$0.52	$0.40
Balance sheet data
Working capital	$21,637	$34,401	$31,002	$27,403	$19,742
Total assets	52,126	60,756	56,553	46,753	32,462
Total debt	8,870	10,438	12,276	242	458
Stockholders' equity	$36,009	$39,863	$34,615	$35,623	$24,029

(1)
All amounts in thousands (000's) except per share data.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. Management's discussion and analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions in the theatre exhibition industry; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company's future business; credit concerns in the theatre exhibition industry; the management of growth; and, other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

    The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in the Company's consolidated statements of operations.

Results of Operations:

	Years Ended December 31,
	2000	1999	1998	1997	1996
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.9	70.8	68.6	70.5	70.3
Gross profit	16.1	29.2	31.4	29.5	29.7
Operating expenses	27.0	14.5	14.1	13.1	13.6
Income from operations	N/A	14.7	17.3	16.4	16.1
Net income	N/A	9.0	11.1	11.0	9.7

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues

    Net revenues for 2000 decreased $38.4 million or 44.7% to $47.7 million from $86.1 million for 1999. As discussed in further detail below, the majority of the decrease relates to substantially lower sales of theatre products. The following table shows comparative net revenues for theatre, lighting and restaurant products for the respective years:

	Year Ended December 31,
	2000	1999
Theatre	$35,737,385	$74,115,104
Lighting	10,167,575	9,874,195
Restaurant	1,766,836	2,153,269

Total net revenues	$47,671,796	$86,142,568

Theatre Segment

    As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $38.4 million or 51.8% from $74.1 million in 1999 to $35.7 million in 2000. In particular, sales of projection equipment decreased $32.5 million from $59.5 million in 1999 to $27.0 million in 2000. This decrease resulted from a sharp downturn in the construction of new theatres in North America. During 2000, the North American theatre exhibition industry began to experience poor operating results due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres, deteriorating credit ratings in the industry, rising interest rates and lower theatre attendance. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. To date, the Company has only been slightly impacted by these bankruptcies, however, the bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. Liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot build new theatres. The Company's backlog as of December 31, 2000 is approximately $6.5 million compared to $10.7 million in the prior year. The Company believes the reduction in backlog is a result of customers committing to orders in a less timely manner, as they know the Company's available capacity is higher than prior years. Overall, the Company expects theatre segment revenues in 2001 to be comparable to 2000.

    The Company also experienced substantially lower sales (both domestically and internationally) of lenses, which decreased approximately $3.9 million from $5.8 million in 1999 to $1.9 million in 2000. This decrease is related to the lower projection equipment sales however, lens sales do not always fluctuate with the volume of projection equipment sold as the lens can be sold individually. Sales of theatre replacement parts were directly impacted by the downturn in the theatre exhibition industry decreasing from $8.8 million in 1999 to $6.9 million in 2000. Replacement part sales are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of customers who have previously purchased projection equipment from the Company.

    Foreign sales were also lower in 2000 decreasing $2.4 million from $16.5 million in 1999 to $14.1 million in 2000. This decrease mainly related to lower shipments to Canada and Mexico as the problems in the theatre exhibition industry discussed earlier were felt throughout North America.

Lighting Segment

    Sales and rentals in the lighting segment increased $0.3 million from $9.9 million in 1999 to $10.2 million in 2000. The increase mainly relates to sales and rentals generated from the Company's audiovisual division in Florida where revenues rose to $4.1 million in 2000 compared to $2.7 million in 1999. The substantial increase in revenue was due to increased market share in the audiovisual market in the central and southern Florida area known for its convention and annual meeting industry. Since the audiovisual division was started in 1998, the Company has slowly been increasing the division's infrastructure to grow this product line. Sales of spotlights decreased $0.3 million to $1.9 million in 2000 from $2.2 million in 1999. Sales and rentals of entertainment, promotional and architectural lighting products decreased $0.7 million to $4.2 million in 2000 from $4.9 million in 1999, as sales and rentals in the Los Angeles area continued to be lower than anticipated. Despite disappointing results, these products are beginning to gain momentum and the Company expects to generate positive cash flow from them in 2001.

Restaurant Segment

    Restaurant sales decreased $0.4 million to $1.8 million in 2000 compared to $2.2 million in 1999 due to softer sales of pressure fryers.

Gross Profit

    Overall, consolidated gross profit decreased $17.5 million to $7.7 million in 2000 from $25.2 million in 1999. The decrease relates to the theatre segment where gross profit decreased $17.2 million compared to 1999. Additionally, gross profit in the theatre segment as a percentage of net revenues ("gross margin") decreased from 29.9% to 14.0% during 2000. Contributing to the lower gross profit were lower theatre revenues that resulted in lost gross profit of approximately $11.5 million. Contributing to both the lower gross profit and gross margin was negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to large manufacturing inefficiencies. To correct these problems, the Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead. To this extent, the Company has reduced the number of employees by 113 compared to the same time one year ago, most of which were manufacturing personnel. The Company was also impacted by increases in inventory reserves and higher warranty expenses during 2000. Charges for inventory reserves rose to $1.5 million in 2000 from $0.6 million in 1999. The increase in expense related to reserves for certain slow-moving or obsolete inventory. Warranty expense rose to $1.5 million in 2000 compared to $0.8 million in 1999. The increase in expense mainly related to a particular model of "xenon switching power supply" which is a component of a complete motion picture projection system. Due to certain problems encountered in the field, the Company made a decision during 2000 to dispose of a number of these power supplies returned by customers instead of reworking them and reselling them as used equipment. The Company also increased the warranty reserve to cover future exposure for the power supplies still in service.

    Gross profit in the lighting segment decreased by $0.1 million during 2000. The decrease was mainly due to margins on spotlight sales, which were impacted by the manufacturing inefficiencies and variances discussed earlier.

    Restaurant gross profit and margins were lower due to the same manufacturing inefficiencies and variances discussed previously.

Operating Expenses

    Operating expenses for the year increased approximately $0.4 million compared to 1999 and as a percentage of net revenues, increased to 27.0% in 2000 from 14.5% in 1999. Included in the 2000 expenses was a reserve of approximately $0.5 million taken for a term loan in default by the former chairman of the board. While the Company is vigorously pursuing collection of the defaulted loan, the Company was not able to predict its outcome with any reasonable degree of certainty and accordingly recorded the reserve. Additionally during the year, the Company incurred approximately $0.7 million in personnel reduction charges and also reserved for or wrote off approximately $1.2 million of receivables related to specific customers who have been financially impacted by the current state of the theatre industry. To that end, bad debt expense rose from $0.15 million in 1999 to $1.2 million in 2000. As stated previously, theatre exhibitors have been experiencing poor operating results which has created liquidity problems and forced some exhibitors to file for protection under federal bankruptcy laws. While the Company believes that it has sufficiently reserved for all probable bad debts, the bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's financial condition and results of operations. The Company is continuing to reduce costs to align operating expenses with projected future revenue by reducing personnel, lowering selling costs and implementing certain wage reductions and freezes. As stated earlier, the Company has reduced the number of employees by 31% compared to a year ago as one step in this process.

Other Financial Items

    Net interest expense was approximately $1.0 million in 2000 compared to $0.9 million in 1999 due to higher average borrowings and a higher interest rate on the Company's line of credit.

    The Company's effective tax rate year-to-date was 36.4% compared to 34.3% a year ago. The change in the tax rate resulted from the differing impact of permanent differences on the loss for the year compared to income a year ago.

    For the reasons outlined above, the Company experienced a net loss for the year of approximately $3.9 million compared to net income of $7.8 million in 1999. This translated into a net loss per share — basic and diluted of $0.31 per share in 2000 compared to net income per share — basic of $0.62 per share and net income per share — diluted of $0.59 per share in 1999.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Revenues

    Net Revenues for 1999 increased 14.8% to $86.1 million from $75.1 million for 1998. The following table sets forth comparative consolidated net revenues of theatre, lighting and restaurant products for the respective years:

	Year Ended December 31,
	1999	1998
Theatre	$74,115,104	$65,814,807
Lighting	9,874,195	7,107,905
Restaurant	2,153,269	2,134,655

Total net revenues	$86,142,568	$75,057,367

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

    Lighting segment revenue contributed $9.9 million in 1999, an increase of $2.8 million or 38.9% over the $7.1 million contributed in 1998. The majority of the increase was due to the Company's audiovisual operating division in Florida, which contributed $2.7 million of revenue in 1999 compared to $0.4 million in 1998. In large part this increase in audiovisual revenue was due to the division just getting underway in 1998. Sales and rentals of the Company's promotional lighting division increased 6.3% from the prior year, while the Company's spotlight sales increased 9.0% from $2.0 million in 1998 to $2.2 million in 1999.

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

    Lighting segment gross profit increased to 25.8% as a percentage of revenues compared to 19.7% in 1998. Again, the increase can be attributed to the Company's audiovisual operating division in Florida where gross margins increased to 42.4% in 1999 from 13.8% in 1998. This increase mainly relates to higher rental revenues compared to the prior year, which carry a higher margin than sales in the audiovisual industry. Also contributing to the increase in gross margin in the lighting segment were margins on spotlight sales, which rose to 31.7% in 1999 compared to 31.0% in 1998. Gross margins in the promotional lighting division decreased to 13.8% from 15.3% in 1998 as rental revenues continued to be disappointing.

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

Liquidity and Capital Resources

    In October 2000, the Company was notified that it was in technical default under its $20 million revolving credit facility with Wells Fargo Bank Nebraska, N.A. ("Wells Fargo") for failing to maintain its required leverage ratio and failing to achieve the appropriate interest ratio coverage. In a letter received from Wells Fargo in October 2000, the Company was informed that Wells Fargo would temporarily defer taking any action except to reduce the aggregate amount outstanding on the credit facility to $11.5 million.

    On December 29, 2000 the Company entered into a "Loan Repayment Agreement" with Wells Fargo which restructured the revolving credit facility by reducing the aggregate amount outstanding to the lesser of $9.5 million or such amounts as determined by an asset-based lending formula and allowed the bank to reaffirm various guarantee and collateral positions. The interest rate was changed to be the prime rate, as defined. This agreement expired on January 31, 2001 at which time the Company entered into an "Extension Agreement" with essentially the same terms, expiring March 15, 2001.

    On March 15, 2001, the Company entered into a "Second Extension Agreement" with Wells Fargo expiring April 30, 2001. Wells Fargo has the right to demand payment in full upon expiration of this agreement. The terms of the Second Extension Agreement were altered to change the interest rate, effective March 16, 2001 to 1.0% in excess of the prime rate, as defined. Additionally, the credit limit of the credit facility was reduced to be the lesser of $7.5 million or such amounts as determined by an asset-based lending formula as defined.

    As of December 31, 2000, the amount outstanding under the credit facility was $8.9 million and the interest rate was the prime rate less .75% (8.75%). As of March 15, 2001, the amount outstanding under the credit facility was $7.0 million and the interest rate was the prime rate plus 1.0% (9.5%). Additionally, the credit limit, as determined by the asset-based lending formula, was approximately $7.5 million as of March 15, 2001. The Company is continuing to explore options to secure a long-term lending relationship including continuous negotiations with Wells Fargo, as well as separate discussions with other lending institutions. The Company believes that a long-term lending relationship will be secured by April 30, 2001 or it will receive additional extensions from Wells Fargo until a long-term relationship is secured.

    Historically, the Company has funded its working capital requirements through cash flow generated by its operations and use of its line of credit. The Company anticipates that internally generated funds and borrowings available under the Company's line of credit will be sufficient to meet its working capital needs and planned 2001 capital expenditures unless it is unable to negotiate adequate terms under a new long-term credit facility. See the prior paragraph for further discussion of the Company's revolving credit facility. In the event that digital projection becomes a commercially viable product, the Company may need to raise additional funds other than those available under a revolving credit facility in order to fully develop such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. See page 4 in the "Business Strategy" section of this document under the caption "Explore Digital Cinema" for a further discussion of digital projectors.

    Net cash provided by operating activities was $4.3 million for 2000 compared to $7.4 million in 1999. The decrease in operating cash flow was mainly due to the operating loss of $5.2 million in 2000 compared to operating income of $12.7 million in 1999. Despite the lack of operating income in 2000, the Company still generated positive operating cash flow in 2000 due to the collection of receivables, some of which related to the large balance of receivables held by the Company at the end of 1999. The Company also began aggressively reducing inventory levels, which boosted cash flow.

    Net cash used in investing activities was $1.4 million compared to $2.7 million a year ago. Investing activities in both periods mainly reflect capital expenditures, which have decreased due to fewer purchases of lighting equipment and a general reduction of capital expenditures as part of the Company's cost cutting program.

    Net cash used in financing activities was $1.5 million in 2000 compared to cash used in financing of $4.5 million in 1999. The change from year to year represents the purchase of $2.9 million of treasury stock a year ago. During 2000, no such purchases were made.

    The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars.

Seasonality

    Generally, the Company's business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season. Because of the difficulties encountered in the theatre exhibition industry in 2000, historical seasonality trends did not occur during this period.

Inflation

    The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Year 2000

    The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Additionally, the Company is not currently aware of any significant year 2000 or similar problems that have arisen for its customers and suppliers. The Company expended an immaterial amount to ready itself for the year 2000. Management does not expect year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2001.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 140, establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establish specific criteria for the use of hedging accounting. SFAS No. 137 deferred the effective date of SFAS No. 133; accordingly, the Company's required adoption date is January 1, 2001. At December 31, 2000 the Company had no derivatives or hedging activities.

    In November 2000, the emerging task force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which states that all amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned for goods provided and, accordingly, should be classified as revenue. Issue No. 00-10 also addresses disclosure of the classification of shipping and handling costs. In addition, if shipping and handling costs are significant and are not included as part of cost of sales, disclosure should be made for both the amount of such costs and the line items billed for shipping and handling as revenues. The adoption of EITF No. 00-10 did not have a significant effect on the Company's financial statements and results of operation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company markets its products throughout the United Sates and the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency exchange rates and weak economic conditions. In particular, the Company can be and was impacted by the recent downturn in the North American theatre exhibition industry in the form of lost revenues. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company's products less competitive in foreign markets. As stated above, the majority of the Company's foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.

    The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate line of credit. As discussed previously, the terms of the Second Extension Agreement with Wells Fargo were altered to change the interest rate, effective March 16, 2001 to 1.0% in excess of the prime rate, as defined. Assuming amounts remain outstanding on the line of credit, increases in interest rates would increase interest expense. At current amounts outstanding on the line of credit, a one percent increase in the interest rate would increase yearly interest expense by approximately $89,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements ("the Statements") of Ballantyne of Omaha, Inc. and Subsidiaries and the other information contained in the 10-K Annual Report were prepared by and are the responsibility of management. The Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts based on management's best estimates and judgments.

    In fulfilling its responsibilities, management relies on a system of internal controls, which provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accountability of assets. Internal controls are designed to reduce the risk that material errors or irregularities in the Statements may occur and not be timely detected. These systems are augmented by written policies, careful selection and training of qualified personnel, an organizational structure providing for the division of responsibilities and a program of financial, operational and systems reviews.

    The Audit Committee, composed of three non-employee directors, is responsible for recommending to the Board of Directors, the independent accounting firm to be retained each year. The Audit Committee meets regularly, and when appropriate separately, with the independent auditors and management to review Company performance. The independent auditors and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.

/s/ JOHN P. WILMERS John P. Wilmers President and Chief Executive Officer
/s/ BRAD FRENCH Brad French Secretary/Treasurer, Chief Financial Officer and Chief Operating Officer

Independent Auditors' Report

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.

    We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Omaha, Nebraska January 19, 2001, except as to note 5, which is March 15, 2001	KPMG LLP

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999

	2000	1999
Assets
Current assets:
Cash and cash equivalents	$2,220,983	$857,089
Accounts receivable (less allowance for doubtful accounts of $1,034,989 in 2000 and $526,221 in 1999)	8,447,856	15,510,265
Inventories	22,720,499	26,210,431
Recoverable income taxes	1,554,853	—
Deferred income taxes	1,875,194	1,039,733
Other current assets	29,572	523,841

Total current assets	36,848,957	44,141,359
Plant and equipment, net	12,324,366	13,319,706
Other assets, net	2,952,617	3,295,165

Total assets	$52,125,940	$60,756,230

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$—	$20,000
Notes payable to bank	8,870,000	—
Accounts payable	2,289,111	6,063,078
Accrued expenses	4,052,836	3,437,885
Income taxes payable	—	219,499

Total current liabilities	15,211,947	9,740,462
Deferred income taxes	905,007	735,271
Long-term debt, excluding current installments	—	48,877
Notes payable to bank	—	10,369,000
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000,000 shares; issued 14,610,477 shares in 2000 and 14,557,128 shares in 1999	146,105	145,571
Additional paid-in capital	31,734,787	31,663,043
Retained earnings	19,443,548	23,369,460

	51,324,440	55,178,074
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	36,008,986	39,862,620

Total liabilities and stockholders' equity	$52,125,940	$60,756,230

See accompanying notes to consolidated financial statements.

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Net revenues	$47,671,796	$86,142,568	$75,057,367
Cost of revenues	39,995,725	60,945,902	51,503,053

Gross profit	7,676,071	25,196,666	23,554,314
Operating expenses:
Selling	5,023,632	4,868,817	3,740,582
General and administrative	7,835,950	7,645,514	6,844,407

Total operating expenses	12,859,582	12,514,331	10,584,989

Income (loss) from operations	(5,183,511)	12,682,335	12,969,325
Interest income	25,173	27,209	103,207
Interest expense	(1,014,397)	(895,425)	(139,472)

Net interest expense	(989,224)	(868,216)	(36,265)

Income (loss) before income taxes	(6,172,735)	11,814,119	12,933,060
Income tax benefit (expense)	2,246,823	(4,055,170)	(4,589,326)

Net income (loss)	$(3,925,912)	$7,758,949	$8,343,734

Net income (loss) per share:
Basic	$(0.31)	$0.62	$0.59

Diluted	$(0.31)	$0.59	$0.57

Weighted average shares outstanding:
Basic	12,475,907	12,590,234	14,098,491

Diluted	12,475,907	13,149,869	14,749,350

See accompanying notes to consolidated financial statements.

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2000, 1999 and 1998

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 1997	$—	135,486	22,741,511	12,746,032	—	35,623,029
Net income	—	—	—	8,343,734	—	8,343,734
Issuance of 25,950 shares of common stock upon exercise of stock options	—	259	88,997	—	—	89,256
Issuance of 15,679 shares of common stock under the employees stock purchase plan	—	156	99,405	—	—	99,561
Issuance of 259,058 shares for business combination	—	2,590	2,797,410	—	—	2,800,000
Income tax benefit related to stock option plans	—	—	10,767	—	—	10,767
Purchase of treasury stock	—	—	—	—	(12,351,106)	(12,351,106)
Issuance of 5% stock dividend declared January 28, 1999, payable March 1, 1999	—	6,016	5,473,239	(5,479,255)	—	—

Balance at December 31, 1998	$—	144,507	31,211,329	15,610,511	(12,351,106)	34,615,241
Net income	—	—	—	7,758,949	—	7,758,949
Issuance of 73,818 shares of common stock upon exercise of stock options	—	738	196,697	—	—	197,435
Issuance of 32,608 shares of common stock under the employees stock purchase plan	—	326	140,867	—	—	141,193
Income tax benefit related to stock option plans	—	—	114,150	—	—	114,150
Purchase of treasury stock	—	—	—	—	(2,964,348)	(2,964,348)

Balance at December 31, 1999	$—	145,571	31,663,043	23,369,460	(15,315,454)	39,862,620
Net loss	—	—	—	(3,925,912)	—	(3,925,912)
Issuance of 20,869 shares of common stock upon exercise of stock options	—	209	51,964	—	—	52,173
Issuance of 32,480 shares of common stock under the employees stock purchase plan	—	325	16,565	—	—	16,890
Income tax benefit related to stock option plans	—	—	3,215	—	—	3,215

Balance at December 31, 2000	$—	146,105	31,734,787	19,443,548	(15,315,454)	36,008,986

See accompanying notes to consolidated financial statements.

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(3,925,912)	$7,758,949	$8,343,734
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and notes	1,730,316	145,000	273,122
Depreciation of plant and equipment	2,392,501	2,071,428	1,476,275
Other amortization	430,887	437,643	376,948
(Gain) loss on sale of fixed assets	(9,467)	792	7,297
Deferred income taxes	(665,725)	88,787	(17,431)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	5,832,093	1,599,956	(5,516,523)
Inventories	3,489,932	(4,776,036)	(3,065,576)
Other current assets	(5,731)	(480,230)	77,776
Accounts payable	(3,773,967)	126,253	(2,561,127)
Accrued expenses	614,951	937,271	104,361
Current income taxes	(1,771,137)	(419,160)	1,254,342
Other assets	(88,339)	(46,593)	(253,836)

Net cash provided by operating activities	4,250,402	7,444,060	499,362

Cash flows from investing activities:
Business combinations	—	—	(3,886,922)
Capital expenditures	(1,785,581)	(2,698,437)	(3,594,472)
Proceeds from sale of equipment	397,887	2,500	28,500

Net cash used in investing activities	(1,387,694)	(2,695,937)	(7,452,894)

Cash flows from financing activities:
Net proceeds (payments) from line of credit	(1,499,000)	(1,860,000)	12,229,000
Payments on long-term debt	(68,877)	—	(220,000)
Proceeds from employee stock purchase plan	16,890	141,193	99,561
Proceeds from exercise of stock options	52,173	197,435	89,256
Purchase of common stock for treasury	—	(2,964,348)	(12,351,106)

Net cash used in financing activities	(1,498,814)	(4,485,720)	(153,289)

Net increase (decrease) in cash and cash equivalents	1,363,894	262,403	(7,106,821)
Cash and cash equivalents at beginning of year	857,089	594,686	7,701,507

Cash and cash equivalents at end of year	$2,220,983	$857,089	$594,686

See accompanying notes to consolidated financial statements.

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000, 1999 and 1998

1.  Company

    Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems, audiovisual equipment and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. Approximately 3.2 million shares of the Company's Common Stock are owned by Canrad of Delaware, Inc. ("Canrad") which is a 100% owned subsidiary of ARC International Corporation ("ARC"). All of the shares owned by Canrad have been pledged to ARC's lending institution to secure credit facilities. During 2000, ARC was placed into receivership due to its ongoing financial difficulties. The lending institution, through the receiver, has the right to vote, sell or otherwise dispose of the pledged shares of Common Stock.

2.  Summary of Significant Accounting Policies

    The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.  Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

    Unless otherwise noted, share and per share data reflect the stock dividend and stock split as of the earliest period presented.

c.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

d.  Goodwill and Other Intangibles

    The Company capitalizes and includes in other assets the excess of cost over the fair value of assets of business acquired ("Goodwill"), the present value of non-compete agreements and the costs of acquiring patents on its products. These assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over the expected periods to be benefited, 3 to 25 years. Accumulated amortization as of December 31, 2000 and 1999 amounted to $1,587,038 and $1,156,151, respectively. The balance of Goodwill included in other assets, net of accumulated amortization was $2,868,494 and $2,990,865 as of December 31, 2000 and 1999, respectively. The Company assesses and would recognize any deficiency of the recoverability of Goodwill by determining whether the amortization of the asset balance over its remaining life be recovered through undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

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

g.  Revenue Recognition

    The Company recognizes revenue from product sales upon shipment to the customer. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not impact the Company's financial statements and results of operations.

h.  Research and Development

    Research and development costs are charged to operations in the period incurred. Such costs charged to operations amounted to approximately $1,056,000, $846,000 and $746,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

i.  Advertising Costs

    Advertising and promotional costs are expensed as incurred and amounted to approximately $1,115,000, $1,160,000 and $1,046,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

j.  Fair Value of Financial Instruments

    The fair value of a financial instrument is the amount at which the instruments could be exchanged into a current transaction between willing parties. Cash and cash equivalents, accounts receivable, debt, notes payable to bank and accounts payable reported in the consolidated balance sheets equal or approximate fair values.

k.  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.  Cash and Cash Equivalents

    All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

m.  Earnings (loss) Per Common Share

    Net income (loss) per share — basic has been computed on the basis of the weighted average number of shares of Common Stock outstanding. Net income (loss) per share — diluted has been computed on the basis of the weighted average number of shares of Common Stock outstanding after giving effect to potential common shares from dilutive stock options. Net income (loss) per share — diluted includes an increase in weighted average shares outstanding for dilutive stock options of 559,635 and 650,859 for years ended December 31, 1999 and 1998, respectively. Because the Company reported a net loss for the year ended December 31, 2000, the calculation of net loss per share — diluted for that year excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income in 2000, there would have been 35,501 additional shares in the calculation of net loss per share — diluted.

n.  Stock Based Compensation

    As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has complied with the disclosure requirements of SFAS No. 123 (see Note 10 to these Consolidated Financial Statements).

o.  Long-Lived Assets

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

p.  Comprehensive Income

    The Company's comprehensive income consists solely of net income (loss). The Company had no other comprehensive income for the years ended December 31, 2000, 1999 and 1998.

q.  Reclassification

    Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the 2000 presentation.

3.  Inventories

    Inventories consist of the following:

	December 31,
	2000	1999
Raw materials and components	$17,511,888	$20,041,081
Work in process	1,895,789	3,564,972
Finished goods	3,312,822	2,604,378

	$22,720,499	$26,210,431

4.  Plant and Equipment

    Plant and equipment include the following:

	December 31,
	2000	1999
Land	$343,500	$343,500
Buildings and improvements	4,430,075	4,564,677
Machinery and equipment	16,467,973	15,247,582
Construction in process	98,511	67,348

	21,340,059	20,223,107
Less accumulated depreciation	9,015,693	6,903,401

Net plant and equipment	$12,324,366	$13,319,706

5.  Notes Payable to Bank

    In October 2000, the Company was notified that it was in technical default under its $20 million revolving credit facility with Wells Fargo Bank Nebraska, N.A. ("Wells Fargo") for failing to maintain its required leverage ratio and failing to achieve the appropriate interest ratio coverage. In a letter received from Wells Fargo in October 2000, the Company was informed that Wells Fargo would temporarily defer taking any action except to reduce the aggregate amount outstanding on the credit facility to $11.5 million.

    On December 29, 2000 the Company entered into a "Loan Repayment Agreement" with Wells Fargo which restructured the revolving credit facility by reducing the aggregate amount outstanding to the lesser of $9.5 million or such amounts as determined by an asset-based lending formula and allowed the bank to reaffirm various guarantees and collateral positions. The interest rate was changed to be the prime rate, as defined. This agreement expired on January 31, 2001 at which time the Company entered into an "Extension Agreement" with essentially the same terms, expiring March 15, 2001.

    On March 15, 2001, the Company entered into a "Second Extension Agreement" with Wells Fargo expiring April 30, 2001. Wells Fargo has the right to demand payment in full upon expiration of this agreement. The terms of the Second Extension Agreement were altered to change the interest rate, effective March 16, 2001, to 1.0% in excess of the prime rate, as defined. Additionally, the credit limit of the credit facility was reduced to the lesser of $7.5 million or such amounts as determined by an asset-based lending formula, as defined.

    As of December 31, 2000, the amount outstanding under the credit facility was $8.9 million and the interest rate was the prime rate less .75% (8.75%). As of March 15, 2001, the amount outstanding under the credit facility was $7.0 million and the interest rate was the prime rate plus 1.0% (9.5%). Additionally, the credit limit, as determined by the asset-based lending formula, was approximately $7.5 million as of March 15, 2001. The Company is continuing to explore options to secure a long-term lending relationship including continuous negotiations with Wells Fargo, as well as separate discussions with other lending institutions. The Company believes that a long-term lending relationship will be secured by April 30, 2001 or it will receive additional extensions from Wells Fargo until a long-term relationship is secured.

    Long-term debt in 1999 consists entirely of non-competition contracts payable in installments related to the acquisition of Xenotech, Inc. and Sky-Tracker of America, Inc. in 1997. During 2000, the final payments were made on these contracts.

6.  Income Taxes

    The provisions for income tax benefit (expense) consist of:

	Years Ended December 31,
	2000	1999	1998
Current:
Federal benefit (expense)	$1,478,274	$(3,674,213)	$(4,190,431)
State benefit (expense)	137,000	(271,000)	(391,000)
Foreign expense	(34,176)	(21,170)	(25,326)
Deferred — Federal	665,725	(88,787)	17,431

	$2,246,823	$(4,055,170)	$(4,589,326)

    Actual tax expense differs from the "expected" tax (expense) benefit (computed by applying the U.S. Federal corporate tax rate of 34% to income (loss) before income taxes) as follows:

	Years Ended December 31,
	2000	1999	1998
Computed "expected" tax benefit (expense)	$2,098,730	$(4,016,800)	$(4,397,240)
State income taxes, net of Federal effect	90,420	(178,860)	(258,060)
Non-deductible amortization	(16,356)	(16,356)	(16,356)
Foreign sales corporation benefit	—	59,840	—
Other	74,029	97,006	82,330

	$2,246,823	$(4,055,170)	$(4,589,326)

    Deferred tax assets and the deferred tax liability were comprised of the following:

	December 31,
	2000	1999
Deferred tax assets:
Inventory reserves	$863,539	$523,387
Uncollectible receivable reserves	521,896	179,255
Other	548,608	454,734

Total deferred tax assets	1,934,043	1,157,376
Deferred tax liability:
Depreciation	963,856	852,914

Net deferred tax asset	$970,187	$304,462

    There was no valuation allowance for deferred tax assets of December 31, 2000 or 1999. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of deferred tax assets as of December 31, 2000.

    Deferred tax assets and liabilities are included in the accompanying consolidated balance sheets based on their classification as current or long-term as follows:

	December 31,
	2000	1999
Current deferred tax assets	$1,875,194	$1,039,733
Long-term deferred tax liability	905,007	735,271

Net deferred tax asset	$970,187	$304,462

7.  Supplemental Cash Flow Information

    Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2000	1999	1998
Interest paid	$1,014,397	$895,425	$139,472

Income taxes paid	$190,039	$4,385,543	$3,352,415

8.  Related Party Transactions

    During 2000, the Company and Canrad mutually terminated the management service agreement between the two companies. Management fees paid to Canrad were $75,000 for the year ended December 31, 2000 and $150,000 for the years ended 1999 and 1998 respectively. Included in accrued expenses are payables to Canrad of $0 and $23,353 as of December 31, 2000 and 1999.

    On June 24, 2000 the former Chairman of the Board of the Company (the "Former Chairman") defaulted on a term loan from the Company. The Company is vigorously pursuing collection of the defaulted loan and expects to receive a favorable court judgment in the state of Nebraska. However, since the Former Chairman is a resident of Canada there is some uncertainty as to whether a Canadian court would enforce such a judgment. Additionally, no assurances can be given that the Former Chairman has sufficient assets to comply with such a judgment. Due to the uncertainty regarding the ultimate recovery of the note, the Company recorded a charge in the amount of $511,744, which included unpaid principal and interest at that time. This charge is included in general and administrative expenses for the year ended December 31, 2000.

    Also during 2000, the Company terminated a consulting agreement with the Former Chairman that was set to expire on June 30, 2000. Consulting fees paid by the Company were fees of $33,333 and $100,000 for the years ended December 31, 2000 and 1999. The consulting agreement was not in place in 1998.

9.  Acquisitions

    During January of 1998, the Company purchased substantially all of the net assets of Sky-Tracker of Florida, Inc. ("Sky-Tracker of Florida") for cash of $575,000. Sky-Tracker of Florida is a rental agent and distributor of high intensity promotional searchlights.

    Effective April 1, 1998, the Company purchased substantially all of the net assets of Design and Manufacturing, Ltd. ("Design") for cash and stock of approximately $5.5 million. The Company also assumed liabilities of approximately $207,000. The Company repurchased the Common Stock issued in this acquisition during 1999 for approximately $2.8 million. The cash portion of the purchase price was financed through operating cash flows. In connection with the acquisition, Goodwill of approximately $2.5 million was recorded and is being amortized over 15 years. Design is a leading supplier of film platter systems to the motion picture exhibition industry and was a vendor of the Company. In a related transaction in May 1998, the Company purchased land and a building for $500,000 from the former owner of Design. During June of 1998, the Company purchased substantially all of the assets of a distributor of follow-spotlights for a purchase price of $125,000.

    The purchase prices for all acquisitions in 1998 were assigned to the assets acquired and liabilities assumed based upon the fair market value of such assets and liabilities. The allocations of the purchase price for the 1998 acquisitions are as follows:

Accounts receivable	$283,589
Inventories	923,187
Other current assets	3,359
Plant and equipment	3,213,599
Other assets	2,520,000
Accounts payable	(146,560)
Accrued expenses	(110,252)
Purchase price paid in stock	(2,800,000)

Cash paid	$3,886,922

    The following unaudited pro forma financial information presents combined results of operations of the Company for the year ended December 31, 1998 as if the acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of Goodwill and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions constituted a single entity during that year.

Net revenues	$75,750,256

Net income	$8,784,851

Earnings per share:
Basic	$0.62

Diluted	$0.60

10.  Common Stock

a.  Option Plans

    The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan for employees and a 1995 Non-Employee Directors Non-Incentive Stock Option Plan (the "Plans"). A total of 518,006 shares of Ballantyne Common Stock have been reserved for issuance pursuant to these Plans at December 31, 2000. The 1995 Stock Option Plan provides for the granting of incentive and non-incentive stock options. The 1995 Non-employee Directors Stock Option Plan provides for the granting of non-incentive stock options only. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne Common Stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424 (d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne Common Stock on the date of grant.

    Information as to shares subject to stock option plans is as follows:

	Number of Options	Exercise Price per Option	Weighted Average Exercise Price
Options outstanding at December 31, 1997	781,515	$2.50 - 11.43	$3.91
Granted	336,000	7.29 - 11.94	10.92
Exercised	(27,248)	2.50 - 11.43	3.28

Options outstanding at December 31, 1998	1,090,267	$2.50 - 11.94	$6.38
Granted	28,875	8.16 - 9.24	8.43
Exercised	(73,818)	2.50 - 2.69	2.67
Forfeited	(8,024)	11.94	11.94

Options outstanding at December 31, 1999	1,037,300	$2.50 - 11.94	$6.65
Granted	230,250	0.36 - 2.53	0.81
Exercised	(20,869)	2.50	2.50
Forfeited	(35,832)	2.50	2.50

Options outstanding at December 31, 2000	1,210,849	$0.36 - 11.94	$5.56

Exercisable options at:
December 31, 2000	1,073,099	$0.36 - 11.94	$6.26

	Options Outstanding at December 31, 2000			Exercisable at December 31, 2000
Range of Option Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per option	Number of options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Option
$0.36	183,000	10.00	$0.36	61,000	10.00	$0.36
$2.50 to 3.08	489,723	4.37	$2.53	473,973	4.39	$2.53
$8.10 to 11.94	538,126	6.36	$10.20	538,126	6.36	$10.20

$0.36 to 11.94	1,210,849	6.10	$5.56	1,073,099	5.70	$6.26

    During 2000, the Company's 1995 Employee Stock Purchase Plan expired and the 2000 Employee Stock Purchase Plan (the "Plan") was subsequently adopted. The Plan provides for the purchase of shares of Ballantyne Common Stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne Common Stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The number of shares that can be purchased by participants in any offering period is 2,000 shares of Ballantyne Common Stock. Additionally, the Plan has set certain limits, as defined, in regards to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2000, 250,000 shares of Ballantyne Common Stock have been reserved pursuant to the Plan.

b.  Director Stock Option

    During 2000, the Company granted 50,000 stock options to an outside director for consulting services provided to the Company. The options are 100% vested and can be exercised at a price of $1.04. In accordance with SFAS No. 123, the Company recorded approximately $34,000 of expense during the year ended December 31, 2000 for this grant.

c.  Accounting for Stock-Based Compensation

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans and the exercise price of all options issued have equaled the market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for any of the aforementioned stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2000	1999	1998
Net income (loss)
As reported	$(3,925,912)	$7,758,949	$8,343,734
Pro forma	$(4,120,492)	$7,510,743	$6,489,170
Basic earnings (loss) per share
As reported	$(0.31)	$0.62	$0.59
Pro forma	$(0.33)	$0.60	$0.46
Diluted earnings (loss) per share
As reported	$(0.31)	$0.59	$0.57
Pro forma	$(0.33)	$0.57	$0.44

    The average fair value of each option granted in 2000, 1999 and 1998 was $0.58, $5.59 and $7.77, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	Years Ended December 31,
	2000	1999	1998
Risk-free interest rate	5.11%	6.34 - 6.56%	4.73%
Dividend yield	0%	0%	0%
Expected volatility	76.1%	73.1%	78%
Expected life in years	4-10	4-10	4-10

11. Stockholder Rights Plan

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

12. Commitments, Contingencies and Concentrations

a.  Profit Sharing Plan

    The Company has in place a profit sharing plan for key management employees. Amounts due pursuant to the plan are based upon the attainment of specific operating levels that are established by the Board of Directors. Amounts charged to operations pursuant to the profit sharing plan amounted to $0, $863,635 and $945,562 for 2000, 1999 and 1998, respectively. The amount payable of $871,253 at December 31, 1999 is included in accrued expenses in the accompanying consolidated balance sheets.

b.  Retirement Plans

    The Company sponsors a defined contribution 401-K plan (the "Plan") for all employees. Pursuant to the provisions of the Plan, employees may defer up to 6% of their compensation. The Company will match 50% of the amount deferred. The Company may also defer an additional amount of up to 9% of the employee's compensation for the year with no matching contribution. The contributions made to the Plan by the Company for the years ended December 31, 2000, 1999 and 1998 amounted to $254,503, $295,858 and $182,077, respectively.

c.  Concentrations

    For the years ended December 31, 2000, 1999 and 1998, sales to a customer represented approximately nine percent (9%), sixteen percent (16%) and fifteen percent (15%) of consolidated net revenues, respectively. The balance in trade receivables owed by this customer was $2,040,487 at December 31, 2000 and $1,569,953 at December 31, 1999. For the years ended December 31, 2000, 1999 and 1998, sales to another customer represented approximately seven percent (7%) twenty-one percent (21%) and fourteen percent (14%) of consolidated net revenues, respectively. The balance in trade receivables owed by this customer was $241,694 at December 31, 2000 and $972,301 at December 31, 1999.

    Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs on going credit evaluations of its customers' financial condition. The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

    Sales to foreign customers were approximately $14,100,000, $16,500,000 and $22,000,000 for 2000, 1999 and 1998, respectively. These sales were principally to customers in Mexico, Canada, Europe and Asia. To minimize credit risk, the Company generally requires sales to foreign customers be guaranteed by letter of credit or are shipped C.O.D., unless there is a long-standing relationship with a particular foreign customer.

d.  Leases

    The Company and its subsidiaries lease certain office facilities and certain furniture, autos and equipment under operating leases expiring through 2004. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business.

    Aggregate minimum rental commitments for leases having non-cancelable lease terms of more than one year are as follows: 2001 — $400,314; 2002 — $265,825; 2003 — $106,138 and 2004 — $1,112.

e.  Self-Insurance

    The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2000 and 1999 are included in accrued expenses in the accompanying consolidated balance sheet.

f.  Change in Control Agreement

    During 1999, the Company entered into Change in Control employment agreements with its executive officers. According to the agreements, upon a Change in Control, as defined, the employee will receive certain severance payments if terminated.

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

    The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon bulbs and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The lighting segment also includes the sale and rental of audiovisual products, as this business segment does not meet the quantitative threshold provided by SFAS No. 131. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays.

    The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	2000	1999	1998
Net revenue
Theatre	$35,737,385	$74,115,104	$65,814,807
Lighting
Sales	5,248,825	5,958,085	5,042,178
Rental	4,918,750	3,916,110	2,065,727

Total lighting	10,167,575	9,874,195	7,107,905
Restaurant	1,766,836	2,153,269	2,134,655

Total revenue	$47,671,796	$86,142,568	$75,057,367

Gross profit
Theatre	$5,003,027	$22,157,511	$21,559,565
Lighting
Sales	1,213,140	1,860,768	1,361,765
Rental	1,229,101	683,884	40,911

Total lighting	2,442,241	2,544,652	1,402,676
Restaurant	230,803	494,503	592,073

Total gross profit	7,676,071	25,196,666	23,554,314
Corporate overhead	(12,859,582)	(12,514,331)	(10,584,989)

Operating income (loss)	(5,183,511)	12,682,335	12,969,325
Net interest expense	(989,224)	(868,216)	(36,265)

Income (loss) before income taxes	$(6,172,735)	$11,814,119	$12,933,060

Identifiable assets
Theatre	$43,497,441	$52,100,915	$48,484,693
Lighting	7,430,070	7,258,787	7,187,781
Restaurant	1,198,429	1,396,528	880,706

Total	$52,125,940	$60,756,230	$56,553,180

Expenditures on capital equipment
Theatre	$855,845	$1,454,487	$1,072,110
Lighting	929,736	1,243,950	2,522,362
Restaurant	—	—	—

Total	$1,785,581	$2,698,437	$3,594,472

Depreciation and amortization
Theatre	$1,611,230	$1,440,970	$1,243,061
Lighting	1,212,158	1,068,101	610,162
Restaurant	—	—	—

Total	$2,823,388	$2,509,071	$1,853,223

Summary by Geographical Area

	2000	1999	1998
Net revenue
United States	$33,619,341	$69,613,541	$53,078,993
Canada	2,880,608	5,338,109	9,845,049
Asia	4,737,369	4,355,419	4,256,493
Mexico	754,586	1,224,104	1,726,712
Europe	4,152,852	4,159,848	4,197,172
Other	1,527,040	1,451,547	1,952,948

Total	$47,671,796	$86,142,568	$75,057,367

Identifiable assets
United States	$50,994,142	$59,912,380	$55,677,111
Canada	—	—	—
Asia	1,131,798	843,850	876,069
Mexico	—	—	—
Europe	—	—	—
Other	—	—	—

Total	$52,125,940	$60,756,230	$56,553,180

    Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

14.  Quarterly financial data (unaudited)

    The following is a summary of the unaudited quarterly results of operations for 2000, 1999 and 1998:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000:
Net revenue	$11,849,586	$15,298,514	$10,362,348	$10,161,348
Gross profit	2,477,880	2,255,826	1,624,464	1,317,901
Net loss	(808,939)	(669,963)	(1,066,937)	(1,380,073)
Basic loss per share	(0.06)	(0.05)	(0.09)	(0.11)
Diluted loss per share	(0.06)	(0.05)	(0.09)	(0.11)
1999:
Net revenue	$20,197,020	$21,303,110	$21,623,624	$23,018,814
Gross profit	6,179,687	6,200,030	6,315,315	6,501,634
Net income	1,836,552	1,823,192	1,644,929	2,454,276
Basic earnings per share	0.14	0.14	0.13	0.20
Diluted earnings per share	0.14	0.14	0.13	0.19
1998:
Net revenue	$17,271,887	$15,412,796	$20,852,022	$21,520,662
Gross profit	5,308,422	4,768,704	6,570,393	6,906,795
Net income	1,901,418	1,425,732	2,418,041	2,598,543
Basic earnings per share	0.13	0.10	0.17	0.20
Diluted earnings per share	0.13	0.09	0.16	0.19

Schedule II

    Ballantyne of Omaha, Inc.
and Subsidiaries
Valuation and Qualifying Accounts

	Balance at beginning of year	Charged to costs and expenses	Amounts written off(1)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2000 — Allowance for doubtful accounts	$526,221	1,230,316	721,548	1,034,989

Year ended December 31, 1999 — Allowance for doubtful accounts	$396,785	145,000	15,564	526,221

Year ended December 31, 1998 — Allowance for doubtful accounts	$215,823	273,122	92,160	396,785

Inventory reserves
Year ended December 31, 2000 — Inventory reserves	$1,085,753	1,453,567	337,889	2,201,431

Year ended December 31, 1999 — Inventory reserves	$1,103,995	646,950	665,192	1,085,753

Year ended December 31, 1998 — Inventory reserves	$957,683	293,503	147,191	1,103,995

Warranty reserves
Year ended December 31, 2000 — Warranty reserves	$301,328	1,502,321	1,112,686	690,963

Year ended December 31, 1999 — Warranty reserves	$175,983	838,705	713,360	301,328

Year ended December 31, 1998 — Warranty reserves	$98,720	446,085	368,822	175,983

(1)
The deductions from reserves are net of recoveries

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the annual Meeting of Stockholders to be held May 23, 2001, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION — Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, under the caption REPORT ON EXECUTIVE COMPENSATION.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, under the captions GENERAL AND ELECTION OF DIRECTORS.

Item 13.  Certain Relationships and Related Transactions

    Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, under the captions CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	The following documents are filed as part of this report
	1.	Financial Statements:
An Index to the Financial Statements filed as a part of this Item 8
	2.	Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts is included on page 45
Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned
b.	Reports on Form 8-K filed for the three months ended December 31, 2000:
	1.	None
c.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K):
	2.5	Asset Purchase Agreement dated April 1, 1997 between the Company and Xenotech, Inc. (incorporated by reference to Exhibit 2.5 to the Form 10-Q for the quarter ended June 30, 1997)
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
	3.1	Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the "Form S-1")
	3.1.1	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q for the quarter ended June 30, 1997)
	3.2	Bylaws of the Company as amended through August 24,1995 (incorporated by reference to Exhibit 3.2 to the Form S-1)
	3.3	Stockholder Rights Agreement dated May 25, 2000 between the Company and Chasemellon Shareholder Services L.L.C. (incorporated by reference to the Form 8-A12B as Filed on May 26, 2000)

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
4.4	Third Amendment to Loan Agreement dated August 30, 1995 between the Company and Norwest Bank, N.A. dated December 1, 1998 (incorporated by reference to exhibit 4.4 to the 1998 Form 10-K)
4.5	Fourth Amendment to Loan Agreement dated August 30, 1995 between the Company and Norwest Bank, N.A. (incorporated by reference to exhibit 4.5 to the Form 10-Q for the quarter ended June 30, 1999)
4.6	Loan Repayment Agreement dated December 29, 2000 between the Company and Wells Fargo Bank, National Association ("Wells Fargo")•
4.7	Extension Agreement to Loan Repayment Agreement dated January 31, 2001 between the Company and Wells Fargo•
4.8	Second Extension Agreement to Loan Repayment Agreement dated March 15, 2001 between the Company and Wells Fargo•
5.5	Term Promissory Note between the Company and Arnold S. Tenney dated June 24, 1999 (incorporated by reference to Exhibit 10.4.1 to the Form 10-Q for the quarter ended June 30, 1999)
10.17	Amendment to the Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Form 10-Q for the quarter ended June 30, 1998)
10.18	Amendment to the Company's 1995 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1999)
10.19	Amendment to the Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1999)
10.3.2	Employment Agreement between the Company and John Wilmers dated January 1, 1997 (incorporated by reference to the 1996 Form 10-K)*
10.3.3	Employment Agreement between the Company and Ray F. Boegner dated November 20, 1996 (incorporated by reference to Exhibit 10.3.3 to the Form 10-Q for the quarter ended March 31, 1997)*
10.3.8	Employment Agreement dated May 1, 1998 between the Company and Brad French (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended June 30, 1998)*
10.3.9	Consulting Agreement between the Company and Arnold S. Tenney dated January 1, 1999 (incorporated by reference to exhibit 10.3.9 to the 1998 Form 10-K)

10.4
Amendment to Consulting Agreement between the Company and Arnold S. Tenney dated January 1, 2000 (incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 1999 the "1999 10-K")
10.4.1	Amendment to Employment Agreement between the Company and Brad French dated October 25, 1999* (incorporated by reference to Exhibit 10.4.1 to the 1999 Form 10-K)
10.4.2	Employment Security Agreement between the Company and Brad French dated October 26, 1999* (incorporated by reference to Exhibit 10.4.2 to the 1999 Form 10-K)
10.4.4	Amendment to Employment Agreement between the Company and John P. Wilmers dated October 25, 1999* (incorporated by reference to Exhibit 10.4.4 to the 1999 Form 10-K)
10.4.5	Employment Security Agreement between the Company and John P. Wilmers dated October 26, 1999* (incorporated by reference to Exhibit 10.4.5 to the 1999 Form 10-K)
10.4.7	Amendment to Employment Agreement between the Company and Ray F. Boegner dated October 25, 1999* (incorporated by reference to Exhibit 10.4.7 to the 1999 Form 10-K)
10.4.8	Employment Security Agreement between the Company and Ray F. Boegner dated October 26, 1999* (incorporated by reference to Exhibit 10.4.8 to the 1999 Form 10-K)
10.5	Option to Purchase Common Stock of Ballantyne of Omaha, Inc. between the Company and Lee J. Seidler.*•
10.6	Distributorship Agreement dated as of March 1, 1992 between ISCO-Optic GmbH and the Company (incorporated by reference to Exhibit 10.6 to the Form S-1)
10.6.1
First Amendment dated December 4, 1998, to Distributorship Agreement dated as of March 1, 1992, between ISCO-Optic GmbH and the Company (incorporated by reference to Exhibit 10.6.1 to the 1998 Form 10-K)
10.7	Form of 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Form S-1)
10.7.1	Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the quarter ended June 30, 1997)
10.8	Form of 1995 Outside Directors Stock Option Plan as amended as of June 11, 1996 (incorporated by reference to Exhibit 10.8 to the Form S-1)
10.8.1	Amendment to 1995 Outside Directors Stock Option Plan, as amended through July 8, 1996 (incorporated by reference to exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 1996)
10.9	Form of 2000 Employee Stock Purchase Plan•
10.10	Form of Management Services Agreement by and between the Company and Canrad, Inc. (incorporated by reference to Exhibit 10.10 to the Form S-1)*

10.10.1	Amendment to Management Services Agreement by and between the Company and Canrad, Inc. dated July 1, 1997 (incorporated by reference to the 1997 Form 10-K)*
10.10.2	Second Amendment to Management Services Agreement by and between the Company and Canrad, Inc. dated January 1, 1999 (incorporated by reference to exhibit 10.10.2 to the 1998 Form 10-K)*
10.10.3	Termination Agreement by and between the Company and Canrad, Inc. dated June 30, 2000 to terminate Management Service Agreement*•
10.11	Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Form S-1)
10.11.1	Amendment to the Profit Sharing Plan (incorporated by reference to Exhibit 10.11.1 to the 1996 Form 10-K)
11	Computation of net earnings per share•
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:
	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Xenotech Rental Corp.	Nebraska
c.	Design & Manufacturing, Inc.	Nebraska
d.	Xenotech Strong, Inc.	Nebraska

23	Consent of KPMG LLP•

* Management contract or compensatory plan.

• Filed herewith.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer, and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer, Chief Financial Officer and Chief Operating Officer
Date:	March 30, 2001	Date:	March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ LEE SEIDLER Lee Seidler, Director
Date: March 30, 2001
By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II, Director
Date: March 30, 2001
By:	/s/ MARSHALL GELLER Marshall Geller, Director
Date: March 30, 2001
By:	/s/ RONALD H. ECHTENKAMP Ronald H. Echtenkamp, Director
Date: March 30, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I.
FORWARD-LOOKING STATEMENTS
PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999
BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2000, 1999 and 1998
BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2000, 1999 and 1998
BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2000, 1999 and 1998
BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2000, 1999 and 1998
PART III
PART IV
SIGNATURES