Form 10-Q
period 2001-03-31
BALLANTYNE OF OMAHA INC
filed 2001-05-15
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001	Commission File Number
1-13906

BALLANTYNE OF OMAHA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0587703 (IRS Employer identification No.)

4350 McKinley Street, Omaha, Nebraska 68112
(Address of principal executive offices and zip code)

(402) 453-4444
(Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding as of April 30, 2001 12,512,672 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

Index

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—March 31, 2001 and December 31, 2000	2
	Consolidated Statements of Operations—Three Months Ended March 31, 2001 and 2000	3
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements Three Months Ended March 31, 2001	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,278	$2,220,983
Accounts receivable (less allowance for doubtful accounts of $1,097,367 in 2001 and $1,034,989 in 2000)	9,253,400	8,447,856
Inventories	19,721,872	22,720,499
Recoverable income taxes	1,520,122	1,554,853
Deferred income taxes	2,091,611	1,875,194
Other current assets	7,248	29,572

Total current assets	32,775,531	36,848,957
Plant and equipment, net	11,944,899	12,324,366
Other assets, net	2,886,450	2,952,617

Total assets	$47,606,880	$52,125,940

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to bank	$6,013,088	$8,870,000
Accounts payable	1,744,325	2,289,111
Accrued expenses	3,441,809	4,052,836

Total current liabilities	11,199,222	15,211,947
Deferred income taxes	862,745	905,007
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000,000 shares; issued 14,610,477 shares in 2001 and 2000	146,105	146,105
Additional paid-in capital	31,734,787	31,734,787
Retained earnings	18,979,475	19,443,548

	50,860,367	51,324,440
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	35,544,913	36,008,986

Total liabilities and stockholders' equity	$47,606,880	$52,125,940

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
Net revenues	$11,586,847	$11,849,586
Cost of revenues	10,031,940	9,371,706

Gross profit	1,554,907	2,477,880
Operating expenses:
Selling	893,453	1,375,474
General and administrative	1,237,795	2,097,671

Total operating expenses	2,131,248	3,473,145

Loss from operations	(576,341)	(995,265)
Interest income	12,884	6,301
Interest expense	(121,119)	(244,474)

Net interest expense	(108,235)	(238,173)

Loss before income taxes	(684,576)	(1,233,438)
Income tax benefit	220,503	424,499

Net loss	$(464,073)	$(808,939)

Net loss per share:
Basic	$(0.04)	$(0.06)

Diluted	$(0.04)	$(0.06)

Weighted average shares:
Basic	12,512,672	12,459,323

Diluted	12,512,672	12,459,323

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(464,073)	$(808,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	63,600	189,000
Depreciation and amortization	752,866	798,150
Gain on sale of fixed assets	(67,194)	(22,858)
Changes in assets and liabilities:
Accounts receivable	(869,144)	2,616,192
Inventories	2,998,627	(2,815,422)
Other current assets	22,324	2,765
Accounts payable	(544,786)	(2,756,128)
Accrued expenses	(611,027)	(250,731)
Income taxes	(223,948)	(470,577)
Other assets	(15,790)	(89,998)

Net cash provided by (used in) operating activities	1,041,455	(3,608,546)

Cash flows from investing activities:
Proceeds from sales of fixed assets	124,745	45,025
Capital expenditures	(348,993)	(573,637)

Net cash used in investing activities	(224,248)	(528,612)

Cash flows from financing activities:
Payments of long-term debt	—	(68,877)
Net proceeds (payments) on revolving credit facility	(2,856,912)	3,737,000

Net cash provided by (used in) financing activities	(2,856,912)	3,668,123

Net decrease in cash and cash equivalents	(2,039,705)	(469,035)
Cash and cash equivalents at beginning of period	2,220,983	857,089

Cash and cash equivalents at end of period	$181,278	$388,054

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2001
(Unaudited)

1.
Company

Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems, audiovisual equipment and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. As of March 31, 2001 approximately 3.2 million shares of the Company's Common Stock was owned by Canrad of Delaware, Inc. ("Canrad") which is a 100% owned subsidiary of ARC International Corporation ("ARC"). All of the shares owned by Canrad have been pledged to ARC's lending institution to secure credit facilities. During 2000, ARC was placed into receivership due to its ongoing financial difficulties. The lending institution, through the receiver, has the right to vote, sell or otherwise dispose of the pledged shares of Common Stock. See Note 7 regarding subsequent event.

2.
Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the three month period ended March 31, 2001 is not necessarily indicative of the operating results for the full year.

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

f.
Net Loss Per Common Share

Net loss per share—basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net loss per share—diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Because the Company reported net losses for the three months ended March 31, 2001 and 2000, respectively, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income in those periods, there would have been 66,840 and 450,218 additional shares in the calculation of net loss per share—diluted.

g.
Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

h.
Stock Based Compensation

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

i.
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

j.
Comprehensive Income

The Company's comprehensive income consists solely of net loss. The Company had no other comprehensive income for the three months ended March 31, 2001 and 2000.

3.
Inventories

Inventories consist of the following:

	March 31, 2001	December 31, 2000
	(Unaudited)
Raw materials and component parts	$16,535,619	$17,511,888
Work in process	1,196,429	1,895,789
Finished goods	1,989,824	3,312,822

	$19,721,872	$22,720,499

4.
Stockholder Rights Plan

On May 26, 2000 the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). Under terms of the Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock at an exercise price of half the market price. See Note 7 for subsequent event regarding the Plan.

5.
Related Party Transaction

On June 24, 2000 the former Chairman of the Board of the Company (the "Former Chairman") defaulted on a term loan from the Company. The Company is vigorously pursuing collection of the defaulted loan and expects to receive a favorable court judgment in the state of Nebraska. However, since the Former Chairman is a resident of Canada there may be some uncertainty as to whether a Canadian court would enforce such a judgment. Additionally, no assurances can be given that the Former Chairman has sufficient assets to comply with such a judgment. Due to the uncertainty regarding the ultimate recovery of the note, the Company recorded a charge in the amount of $511,644 during the quarter ended June 30, 2000, which included unpaid principal and interest at that time.

6.
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

On April 30, 2001, the Company entered into a "Third Extension Agreement" with Wells Fargo expiring June 30, 2001. The terms of the Third Extension Agreement were essentially the same as the previous extension except the credit limit of the credit facility was reduced to the lesser of $6.5 million or such amounts as determined by an asset-based lending formula, as defined.

As of March 31, 2001, the amount outstanding under the credit facility was $6.0 million and the interest rate was the prime rate plus 1% (9.0%). As of April 30, 2001, the amount outstanding under the credit facility was $5.9 million and the interest rate was the prime rate plus 1.0% (8.5%). Additionally, the credit limit, as determined by the asset-based lending formula, was $6.5 million as of April 30, 2001. The Company is continuing to explore options to secure a long-term lending relationship. The Company believes that a long-term lending relationship will be secured by June 30, 2001 or it will receive additional extensions from Wells Fargo until a long-term relationship is secured.

7.
Subsequent Event

During May 2001, BalCo Holdings L.L.C., ("BalCo Holdings") an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad, a subsidiary of ARC. Ballantyne amended its Stockholder Rights Plan (the "Plan") to exclude the purchase from operation of the Plan. On or before July 30, 2001, BalCo Holdings may request that Ballantyne terminate the Plan at BalCo Holdings' expense, or further amend the Plan to permit a resale of the shares to a third party acceptable to the Ballantyne Board of Directors. Ballantyne is not issuing any new shares pursuant to, nor will it receive any proceeds from, the McCarthy Group-GMAC transaction.

8.
Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon bulbs and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries, as well as the sale and rental of audiovisual products. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays.

The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	March 31, 2001	March 31, 2000
Net revenue
Theatre	$8,241,808	$8,895,966
Lighting
Sales	1,272,907	1,064,284
Rental	1,733,209	1,447,158

Total lighting	3,006,116	2,511,442
Restaurant	338,923	442,178

Total revenue	$11,586,847	$11,849,586

Gross profit
Theatre	$749,281	$1,693,055
Lighting
Sales	227,147	232,442
Rental	550,363	463,947

Total lighting	777,510	696,389
Restaurant	28,116	88,436

Total gross profit	1,554,907	2,477,880
Corporate overhead	(2,131,248)	(3,473,145)

Operating loss	(576,341)	(995,265)
Net interest expense	(108,235)	(238,173)

Loss before income taxes	$(684,576)	$(1,233,438)

Expenditures on capital equipment
Theatre	$53,785	$250,932
Lighting	295,208	322,705
Restaurant	—	—

Total	$348,993	$573,637

Depreciation and amortization
Theatre	$399,133	$488,504
Lighting	353,733	309,646
Restaurant	—	—

Total	$752,866	$798,150

	March 31, 2001	December 31, 2000
Identifiable assets
Theatre	$37,471,428	$43,497,441
Lighting	8,854,090	7,430,070
Restaurant	1,281,362	1,198,429

Total	$47,606,880	$52,125,940

Summary by Geographical Area:

	March 31, 2001	March 31, 2000
Net revenue
United States	$8,534,710	$7,868,230
Canada	153,762	1,589,602
Asia	895,126	1,100,005
Mexico	883,367	264,663
Europe	891,759	733,812
Other	228,123	293,274

Total	$11,586,847	$11,849,586

	March 31, 2001	December 31, 2000
Identifiable assets
United States	$46,671,842	$50,994,142
Asia	935,038	1,131,798

	$47,606,880	$52,125,940

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

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Revenues

Net revenues for the three months ended March 31, 2001 decreased $0.3 million or 2.2% to $11.6 million from $11.9 million for the three months ended March 31, 2000. As discussed in further detail below, the majority of the decrease relates to lower sales of theatre products. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

	Three Months Ended March 31,
	2001	2000
Theatre	$8,241,808	$8,895,966
Lighting	3,006,116	2,511,442
Restaurant	338,923	442,178

Total net revenues	$11,586,847	$11,849,586

Theatre Segment

As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $0.7 million or 7.4% from $8.9 million in 2000 to $8.2 million in 2001. In particular, sales of projection equipment decreased $0.1 million from $6.6 million in 2000 to $6.5 million in 2001. This decrease resulted from a continued downturn in the construction of new theatres in North America. During 2000, the North American theatre exhibition industry experienced poor operating results due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres, deteriorating credit ratings in the industry, rising interest rates and lower theatre attendance. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. To date, the Company has only been slightly impacted by these bankruptcies however, the bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot build new theatres.

Sales of theatre replacement parts were even more impacted by the downturn in the theatre exhibition industry decreasing from $2.0 million in 2000 to $1.4 million in 2001. Replacement part sales are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of customers who have previously purchased projection equipment from the Company. Sales of lenses were flat at approximately $0.3 million for both 2001 and 2000, respectively. Lens sales do not always fluctuate with the volume of projection equipment sold as the lens can be sold individually.

Foreign sales were also lower in 2001 decreasing $0.9 million from $4.0 million in 2000 to $3.1 million in 2001. This decrease mainly related to lower shipments to Canada as the problems in the theatre exhibition industry discussed earlier were felt throughout North America.

Lighting Segment

Sales and rentals in the lighting segment increased $0.5 million from $2.5 million in 2000 to $3.0 million in 2001. The increase mainly relates to sales and rentals generated from the Company's audiovisual division in Florida where revenues rose to $1.6 million in 2001 compared to $1.1 million in 2000. The increase in revenue was due to increased market share in the audiovisual market in the central and southern Florida area known for its convention and annual meeting industry. Since the audiovisual division was started in 1998, the Company has slowly been increasing the division's infrastructure to grow this product line. Sales of spotlights increased $0.1 million to $0.6 million in 2001 from $0.5 million in 2000. Sales and rentals of entertainment, promotional and architectural lighting products decreased $0.2 million to $0.8 million in 2001 from $1.0 million in 2000, as sales and rentals in the Los Angeles area continued to be lower than anticipated.

Restaurant Segment

Restaurant sales decreased $0.1 million to $0.3 million in 2001 compared to $0.4 million in 2000 due to softer sales of pressure fryers.

Gross Profit

Overall, consolidated gross profit decreased $0.9 million to $1.6 million in 2001 from $2.5 million in 2000. The decrease relates to the theatre segment where gross profit decreased $0.9 million compared to 2000. Additionally, gross profit in the theatre segment as a percentage of net revenues ("gross margin") decreased from 19.0% to 9.1% during 2001. Contributing to the lower gross profit were lower theatre revenues that resulted in lost gross profit of approximately $0.2 million. Contributing to both the lower gross profit and gross margin were negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to manufacturing inefficiencies. To correct these problems, the Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead. To this extent, the Company has reduced the number of employees by 113 compared to the same time one year ago, most of which were manufacturing personnel. The Company has seen an improvement of these negative variances in the first quarter of 2001 compared to the fourth quarter of 2000.

Gross profit in the lighting segment increased by $0.1 million during 2001 while restaurant gross profit and margins were lower due to the same manufacturing inefficiencies and variances discussed previously.

Operating Expenses

Operating expenses for the year decreased approximately $1.3 million compared to 2000 and as a percentage of net revenues, decreased to 18.4% in 2001 from 29.3% in 2000. Included in the 2000 expenses were restructuring charges of approximately $0.5 million relating to the Company reducing its workforce during the first quarter of 2000 and also terminating the contract of the president of Xenotech Strong, Inc. The workforce reduction in 2000 was the first step by the Company to reduce costs and inventory in anticipation of the softer sales in fiscal 2000. The remaining decrease in operating expenses has come from cost reductions across the board, including personnel reduction, wage freezes and lowering selling costs. The Company is continually aligning operating costs with projected future revenue and will continue this process until the appropriate levels have been achieved.

Other Financial Items

Net interest expense was approximately $0.1 million in 2001 compared to $0.2 million in 2000 due to lower borrowings on the Company's line of credit.

The Company's effective tax rate year-to-date was 32.2% compared to 34.4% in 2000. The change in the tax rate resulted from the differing impact of permanent differences compared to a year ago. Net deferred tax assets were $1.2 million as of March 31, 2001. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of March 31, 2001.

For the reasons outlined above, the Company experienced a net loss in 2001 of approximately $0.5 million compared to a net loss of $0.8 million in 2000. This translated into a net loss per share—basic and diluted of $0.04 per share in 2001 compared to a net loss per share—basic and diluted of $0.06 per share in 2000.

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

On April 30, 2001, the Company entered into a "Third Extension Agreement" with Wells Fargo expiring June 30, 2001. The terms of the Third Extension Agreement were essentially the same as the previous extension except the credit limit of the credit facility was reduced to the lesser of $6.5 million or such amounts as determined by an asset-based lending formula, as defined.

As of March 31, 2001, the amount outstanding under the credit facility was $6.0 million and the interest rate was the prime rate plus 1% (9.0%). As of April 30, 2001, the amount outstanding under the credit facility was $5.9 million and the interest rate was the prime rate plus 1.0% (8.5%). Additionally, the credit limit, as determined by the asset-based lending formula, was $6.5 million as of April 30, 2001. The Company is continuing to explore options to secure a long-term lending relationship. The Company believes that a long-term lending relationship will be secured by June 30, 2001 or it will receive additional extensions from Wells Fargo until a long-term relationship is secured.

Historically, the Company has funded its working capital requirements through cash flow generated by its operations and use of its line of credit. The Company anticipates that internally generated funds and borrowings available under the Company's line of credit will be sufficient to meet its working capital needs and planned 2001 capital expenditures unless it is unable to negotiate adequate terms under a new long-term credit facility. See the prior paragraph for further discussion of the Company's revolving credit facility. In the event that digital projection becomes a commercially viable product, the Company may need to raise additional funds other than those available under a revolving credit facility in order to fully develop such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. See page 4 in the "Business Strategy" section of the Company's Annual Report on Form 10-K under the caption "Explore Digital Cinema" for a further discussion of digital projectors.

Net cash provided by operating activities was $1.0 million for 2001 compared to net cash used in operating activities of $3.6 million in 2000. The increase in operating cash flow was due to cutbacks in inventory purchases as the Company is aggressively lowering inventory levels built up before the sharp downturn in theatre sales during 2000.

Net cash used in investing activities was $0.2 million compared to $0.5 million a year ago. Investing activities in both periods mainly reflect capital expenditures, which have decreased due to fewer purchases of lighting equipment and a general reduction of capital expenditures as part of the Company's cost cutting program.

Net cash used in financing activities was $2.9 million in 2001 compared to cash provided by financing activities of $3.7 million in 2000. The change from quarter to quarter represents the fact that in 2000 the Company was borrowing funds on the line of credit to pay for the inventory purchases discussed above. During 2001, the Company has substantially reduced inventory purchases and is paying down debt.

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

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. The Company adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards did not significantly impact the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate line of credit. Assuming amounts remain outstanding on the line of credit, increases in interest rates would increase interest expense. At current amounts outstanding on the line of credit, a one percent increase in the interest rate would increase yearly interest expense by approximately $60,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

    (a) EXHIBITS

Exhibit No.	Description
4.9	Third Extension Agreement dated April 30, 2001 to Loan Repayment Agreement between Ballantyne of Omaha, Inc. (the "Company") and Wells Fargo Bank Nebraska N.A. *
10.2	Rights Agreement dated as of May 25, 2000 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Form 8-K filed May 25, 2000)
10.2.1
First Amendment to Rights Agreement dated as of April 30, 2001 between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed May 7, 2001)
10.2.2	Letter Agreement dated as of May 1, 2001 between the Company and Balco Holdings LLC *
10.4.3	Termination Agreement dated as of April 30, 2001 between the Company and Brad J. French to terminate an employment Security Agreement dated as of October 26, 1999. *
10.4.6	Termination Agreement dated as of April 30, 2001 between the Company and John P. Wilmers to terminate an employment Security Agreement dated as of October 26, 1999. *
10.4.9	Termination Agreement dated as of April 30, 2001 between the Company and Roy F. Boegner to terminate an employment Security Agreement dated as of October 26, 1999. *
11	Computation of net loss per share *

*
Filed herewith.

    (b) Reports on Form 8-K filed for the three months ended March 31, 2001

    No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
	John Wilmers, President Chief Executive Officer and Director		Brad French, Secretary/Treasurer, Chief Financial Officer, and Chief Operating Officer
Date:	May 11, 2001	Date:	May 11, 2001

QuickLinks

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES Index
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Balance Sheets
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Operations Three Months Ended March 31, 2001 and 2000 (Unaudited)
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Cash Flows Three Months Ended March 31, 2001 and 2000 (Unaudited)
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended March 31, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES