Form 10-Q
period 2001-06-30
BALLANTYNE OF OMAHA INC
filed 2001-08-14
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarter Ended	Commission File Number
June 30, 2001	1-13906

BALLANTYNE OF OMAHA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-0587703
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

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

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2001
Common Stock, $.01
par value	12,512,672 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
Index
Part I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$744,860	$2,220,983
Accounts receivable (less allowance for doubtful accounts of $1,183,340 in 2001 and $1,034,989 in 2000)	9,856,739	8,447,856
Inventories	18,005,888	22,720,499
Recoverable income taxes	1,649,049	1,554,853
Deferred income taxes	2,203,472	1,875,194
Other current assets	83,516	29,572

Total current assets	32,543,524	36,848,957
Plant and equipment, net	11,501,475	12,324,366
Other assets, net	2,815,422	2,952,617

Total assets	$46,860,421	$52,125,940

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to bank	$4,622,016	$8,870,000
Accounts payable	2,640,230	2,289,111
Accrued expenses	4,179,640	4,052,836

Total current liabilities	11,441,886	15,211,947
Deferred income taxes	812,838	905,007
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000,000 shares; issued 14,610,477 shares in 2001 and 2000	146,105	146,105
Additional paid-in capital	31,734,787	31,734,787
Retained earnings	18,040,259	19,443,548

	49,921,151	51,324,440
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	34,605,697	36,008,986

Total liabilities and stockholders' equity	$46,860,421	$52,125,940

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net revenues	$10,378,487	$15,298,514	$21,965,334	$27,148,100
Cost of revenues	9,273,598	13,042,688	19,305,538	22,414,394

Gross profit	1,104,889	2,255,826	2,659,796	4,733,706
Operating expenses:
Selling	973,299	1,172,702	1,866,752	2,548,176
General and administrative	1,424,446	1,884,007	2,662,241	3,981,678

Total operating expenses	2,397,745	3,056,709	4,528,993	6,529,854

Loss from operations	(1,292,856)	(800,883)	(1,869,197)	(1,796,148)
Interest income	4,434	2,481	17,318	8,782
Interest expense	(141,188)	(303,580)	(262,307)	(548,054)

Net interest expense	(136,754)	(301,099)	(244,989)	(539,272)

Loss before income taxes	(1,429,610)	(1,101,982)	(2,114,186)	(2,335,420)
Income tax benefit	490,394	432,019	710,897	856,518

Net loss	$(939,216)	$(669,963)	$(1,403,289)	$(1,478,902)

Net loss per share:
Basic	$(0.08)	$(0.05)	$(0.11)	$(0.12)

Diluted	$(0.08)	$(0.05)	$(0.11)	$(0.12)

Weighted average shares:
Basic	12,512,672	12,461,187	12,512,672	12,460,255

Diluted	12,512,672	12,461,187	12,512,672	12,460,255

    See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(1,403,289)	$(1,478,902)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,505,690	1,516,574
Provision for doubtful accounts	127,942	293,998
Gain on sale of fixed assets	(96,012)	(28,958)
Reserve for term loan	—	511,744
Changes in assets and liabilities:
Accounts receivable	(1,536,825)	1,277,303
Inventories	4,714,611	1,388,722
Other current assets	(53,944)	39
Accounts payable	351,119	(2,834,737)
Accrued expenses	126,804	(307,595)
Income taxes	(514,643)	(972,663)
Other assets	(26,719)	(75,811)

Net cash provided by (used in) operating activities	3,194,734	(710,286)

Cash flows from investing activities:
Proceeds from sales of fixed assets	184,342	55,525
Capital expenditures	(607,215)	(952,519)

Net cash used in investing activities	(422,873)	(896,994)

Cash flows from financing activities:
Repayments of long-term debt	—	(68,877)
Net proceeds (payments) on note payable to bank	(4,247,984)	1,673,000
Proceeds from exercise of stock options	—	52,172

Net cash provided by (used in) financing activities	(4,247,984)	1,656,295

Net increase (decrease) in cash and cash equivalents	(1,476,123)	49,015
Cash and cash equivalents at beginning of period	2,220,983	857,089

Cash and cash equivalents at end of period	$744,860	$906,104

    See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2001
(Unaudited)

1.
Company

    Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems, audiovisual equipment and restaurant equipment. The Company's products are distributed worldwide through a domestic and international dealer network and are sold to major movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience food stores. During May 2001, BalCo Holdings L.L.C., ("BalCo Holdings") an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad of Delaware, Inc. ("Canrad"), a subsidiary of ARC International Corporation.

2.
Summary of Significant Accounting Policies

    The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.
Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

f.
Net Loss Per Common Share

    Net loss per share—basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net loss per share—diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Because the Company reported net losses for the three and six months ended June 30, 2001 and 2000, respectively, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income for the three and six months ended June 30, 2001, there would have been 80,658 and 74,075 additional shares in the calculation of net income per share—diluted. If the Company had reported net income for the three and six months ended June 30, 2000, there would have been 4,592 and 303,358 additional shares in the calculation of net income per share—diluted.

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

j.
Comprehensive Income

    The Company's comprehensive income consists solely of net loss. The Company had no other comprehensive income for the three and six months ended June 30, 2001 and 2000.

3.
Inventories

    Inventories consist of the following:

	June 30, 2001	December 31, 2000
	(Unaudited)
Raw materials and component parts	$14,035,734	$17,511,888
Work in process	1,600,148	1,895,789
Finished goods	2,370,006	3,312,822

	$18,005,888	$22,720,499

4.
Stockholder Rights Plan

    On May 26, 2000 the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). Under terms of the Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons, as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock at an exercise price of half the market price. See Note 7 for a further discussion of the Plan.

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

    On April 27, 2001, the Company entered into a "Third Extension Agreement" with Wells Fargo expiring June 30, 2001. The terms of the Third Extension Agreement were essentially the same as the previous extension except the credit limit of the credit facility was reduced to the lesser of $6.5 million or such amounts as determined by an asset-based lending formula, as defined. On June 15, 2001, the Company was notified that it was in technical default under the terms of the Third Extension Agreement due to the failure to provide a signed commitment letter from a "reputable commercial lending company" by June 15, 2001. The Company subsequently signed a "First Amendment to Third Extension Agreement" extending the provision for a signed commitment letter to June 30, 2001.

    On June 28, 2001, the Company entered into a "Fourth Extension Agreement" with Wells Fargo expiring August 14, 2001. The terms of the Fourth Extension Agreement were altered to change the interest rate, effective July 1, 2001, to 2.0% in excess of the prime rate, as defined. Additionally, the credit limit of the credit facility was reduced to the lesser of $5.5 million or such amounts as determined by an asset-based lending formula, as defined.

    On August 10, 2001, the Company entered into a "Fifth Extension Agreement" with Wells Fargo expiring August 31, 2001. The terms of the Third Extension Agreement were essentially the same as the previous extension.

    As of June 30, 2001, the amount outstanding under the credit facility was $4.6 million and the interest rate was the prime rate plus 1% (8.0%). As of August 10, 2001, the amount outstanding under the credit facility was approximately $1.5 million and the interest rate was the prime rate plus 2% (8.75%). Additionally, the credit limit, as determined by the asset-based lending formula, was $3.4 million as of August 10, 2001.

    On June 25, 2001, the Company signed a Commitment Letter with General Electric Capital Corporation ("GE Capital") to refinance the Company's existing credit facility with Wells Fargo. GE Capital has agreed to provide up to $11.4 million of financing subject to certain conditions, including, but not limited to, the completion of due diligence procedures. The Company expects the new credit facility to close in late August, although there can be no assurances that a successful final negotiation of the new credit facility will be achieved. However, the Company believes that if the closing of the new credit facility is delayed or is unsuccessful, additional extensions will be received from Wells Fargo until a long-term credit facility is secured.

7.
Significant Stockholder

    During May 2001, BalCo Holdings L.L.C., ("BalCo Holdings") an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad, a subsidiary of ARC International Corporation. Ballantyne amended its Stockholder Rights Plan (the "Plan") to exclude the purchase from operation of the Plan. As permitted under a Letter Agreement between BalCo Holdings and Ballantyne, BalCo Holdings has requested that Ballantyne amend the plan to permit a resale of shares to a third party acceptable to the Ballantyne Board of Directors. Ballantyne did not issue any new shares pursuant to, nor did it receive any proceeds from, the McCarthy Group-GMAC transaction.

8.
Business Segment Information

    The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

    The Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon bulbs and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries, as well as the sale and rental of audiovisual products. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays.

    The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net revenue
Theatre	$7,729,618	$12,485,156	$15,971,426	$21,381,122
Lighting
Sales	1,251,699	1,125,080	2,524,606	2,189,364
Rental	991,675	1,173,951	2,724,884	2,621,109

Total lighting	2,243,374	2,299,031	5,249,490	4,810,473
Restaurant	405,495	514,327	744,418	956,505

Total	$10,378,487	$15,298,514	$21,965,334	$27,148,100

Gross profit
Theatre	$810,200	$1,751,474	$1,559,481	$3,444,529
Lighting
Sales	246,387	179,566	473,534	412,008
Rental	40,249	260,834	590,612	724,781

Total lighting	286,636	440,400	1,064,146	1,136,789
Restaurant	8,053	63,952	36,169	152,388

Total	1,104,889	2,255,826	2,659,796	4,733,706
Corporate overhead	(2,397,745)	(3,056,709)	(4,528,993)	(6,529,854)

Loss from operations	(1,292,856)	(800,883)	(1,869,197)	(1,796,148)
Net interest expense	(136,754)	(301,099)	(244,989)	(539,272)

Loss before income taxes	$(1,429,610)	$(1,101,982)	$(2,114,186)	$(2,335,420)

Expenditures on capital equipment
Theatre	$95,436	$196,559	$149,221	$447,491
Lighting	162,786	182,323	457,994	505,028
Restaurant	—	—	—	—

Total	$258,222	$378,882	$607,215	$952,519

Depreciation and amortization
Theatre	$399,095	$414,700	$798,228	$903,204
Lighting	353,729	303,724	707,462	613,370
Restaurant	—	—	—	—

Total	$752,824	$718,424	$1,505,690	$1,516,574

	June 30, 2001	December 31, 2000
Identifiable assets
Theatre	$36,956,264	$43,497,441
Lighting	8,596,126	7,430,070
Restaurant	1,308,031	1,198,429

Total	$46,860,421	$52,125,940

Summary by Geographical Area:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net revenue
United States	$6,679,483	$11,469,028	$15,214,193	$19,337,258
Canada	149,909	608,058	303,671	2,197,660
Asia	1,372,793	1,165,593	2,267,919	2,265,598
Mexico	301,837	310,676	1,185,204	575,339
Europe	783,178	1,457,261	1,674,937	2,191,073
Other	1,091,287	287,898	1,319,410	581,172

Total	$10,378,487	$15,298,514	$21,965,334	$27,148,100

	June 30, 2001	December 31, 2000
Identifiable assets
United States	$45,940,239	$50,994,142
Asia	920,182	1,131,798

Total	$46,860,421	$52,125,940

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

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Revenues

    Net revenues for the three months ended June 30, 2001 decreased $4.9 million or 32.2% to $10.4 million from $15.3 million for the three months ended June 30, 2000. As discussed in further detail below, the majority of the decrease relates to lower sales of theatre products. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

	Three Months Ended June 30,
	2001	2000
Theatre	$7,729,618	$12,485,156
Lighting	2,243,374	2,299,031
Restaurant	405,495	514,327

Total net revenues	$10,378,487	$15,298,514

Theatre Segment

    As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $4.8 million or 38.1% from $12.5 million in 2000 to $7.7 million in 2001. In particular, sales of projection equipment decreased $3.9 million from $9.6 million in 2000 to $5.7 million in 2001. This decrease resulted from a continued downturn in the construction of new theatres in North America. The North American theatre exhibition industry has been experiencing poor operating results due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres, deteriorating credit ratings in the industry and lower theatre attendance. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. To date, the Company has only been slightly impacted by these bankruptcies however, the bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot build new theatres. The Company anticipates the depressed theatre sales to continue into the third and fourth quarters, however, the Company expects the decreases to level off as the year progresses as theatre companies continue to pull themselves through the downturn.

    Sales of theatre replacement parts were also impacted by the downturn in the theatre exhibition industry decreasing from $2.1 million in 2000 to $1.2 million in 2001. Replacement part sales are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of customers who have previously purchased projection equipment from the Company. Sales of lenses decreased $0.3 million from $0.8 million in 2000 to $0.5 million in 2001. Lens sales do not always fluctuate with the volume of projection equipment sold as the lens can be sold individually. The Company also began selling xenon bulbs in late 2000 when an agreement was entered into to be the exclusive distributor for Lighting Technologies International, a company that manufactures specialty light sources and related lighting systems. For the three months ended June 30, 2001, the Company sold $0.3 million of this product.

    Foreign sales were flat in 2001 decreasing $0.1 million from $3.8 million in 2000 to $3.7 million in 2001. This decrease related to lower shipments to Canada as the problems in the theatre exhibition industry discussed earlier are being felt throughout North America. Additionally, sales in Europe were lower than the same period one year ago.

Lighting Segment

    Sales and rentals in the lighting segment decreased $0.1 million from $2.3 million in 2000 to $2.2 million in 2001. Sales and rentals generated from the Company's audiovisual division in Florida were lower than anticipated generating $0.8 million for the quarter compared to $1.2 million during the same period in 2000. The majority of the decrease can be attributed to softer sales of audiovisual equipment. Sales and rentals of entertainment, promotional and architectural lighting products decreased $0.1 million to $0.6 million in 2001 from $0.7 million in 2000, as sales and rentals in the Los Angeles area continued to be lower than anticipated. Spotlight sales increased to $0.8 million in 2001 from $0.4 million in 2000 due to increased replacement part sales.

Restaurant Segment

    Restaurant sales decreased $0.1 million to $0.4 million in 2001 compared to $0.5 million in 2000 due to softer sales of pressure fryers.

Gross Profit

    Overall, consolidated gross profit decreased $1.2 million to $1.1 million in 2001 from $2.3 million in 2000 and as a percentage of net revenues ("gross margin") decreased to 10.6% compared to 14.7% during the second quarter of 2000. The decrease relates to the theatre segment where gross profit decreased $0.9 million compared to 2000. Additionally, the gross margin in the theatre segment decreased from 14.0% to 10.5% during 2001. Contributing to both the lower gross profit and gross margin were negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to manufacturing inefficiencies. To correct these problems, the Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead.

    Gross profit in the lighting segment decreased to $0.3 million compared to $0.4 million for the same period one year ago. The decrease can be attributed to the same manufacturing inefficiencies discussed previously and to the lack of sufficient rental revenues to cover fixed rental expenses in the form of salaries and depreciation. Restaurant margins also decreased from $64,000 in 2000 to $8,000 in 2001 due to the manufacturing inefficiencies discussed earlier.

Operating Expenses

    Operating expenses for the three months ended June 30, 2001 decreased approximately $0.7 million compared to the three months ended June 30, 2000, but as a percentage of net revenues increased to 23.1% in 2001 from 19.9% in 2000. This increase was due to a decline in revenues without a proportional decrease in expenses, mainly related to certain fixed costs. Included in the 2000 expenses was a reserve of approximately $0.5 million taken for the default in repayment of a term loan made by the Company to a former Chairman of the Board. The remaining decrease in operating expenses has come from cost reductions across the board, including personnel reductions and lower selling costs. The Company is continually aligning operating costs with projected future revenue and will continue this process until the appropriate levels have been achieved.

Other Financial Items

    Net interest expense was approximately $0.1 million in 2001 compared to $0.3 million in 2000 due to lower borrowings on the Company's line of credit.

    The Company's effective tax rate for 2001 was 34.3% compared to 39.2% in 2000. The change in the tax rate resulted from the differing impact of permanent differences compared to a year ago. Net deferred tax assets were $1.4 million as of June 30, 2001. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of June 30, 2001.

    For the reasons outlined above, the Company experienced a net loss for the three months ended June 30, 2001 of approximately $0.9 million compared to a net loss of $0.7 million for the three months ended June 30, 2000. This translated into a net loss per share—basic and diluted of $0.08 per share in 2001 compared to a net loss per share—basic and diluted of $0.05 per share in 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenues

    Net revenues for the six months ended June 30, 2001 decreased $5.2 million or 19.1% to $22.0 million from $27.2 million for the six months ended June 30, 2000. As discussed in further detail below, the majority of the decrease relates to lower sales of theatre products. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

	Six Months Ended June 30,
	2001	2000
Theatre	$15,971,426	$21,381,122
Lighting	5,249,490	4,810,473
Restaurant	744,418	956,505

Total net revenues	$21,965,334	$27,148,100

Theatre Segment

    As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $5.4 million or 25.3% from $21.4 million in 2000 to $16.0 million in 2001. In particular, sales of projection equipment decreased $4.2 million from $16.2 million in 2000 to $12.0 million in 2001. This decrease resulted from a continued downturn in the construction of new theatres in North America. The North American theatre exhibition industry is currently experiencing poor operating results due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres, deteriorating credit ratings in the industry and lower theatre attendance. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. To date, the Company has only been slightly impacted by these bankruptcies however, the bankruptcy of one or more of the

Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot build new theatres. The Company anticipates the depressed theatre sales to continue into the third and fourth quarters, however, the Company expects the decreases to level off as the year progresses as theatre companies continue to pull themselves through the downturn.

    Sales of theatre replacement parts were also impacted by the downturn in the theatre exhibition industry decreasing from $4.1 million in 2000 to $2.6 million in 2001. Replacement part sales are not directly related to the volume of projection equipment sold, but are more a reflection of the needs of customers who have previously purchased projection equipment from the Company. Sales of lenses decreased approximately $0.3 million from $1.1 million in 2000 to $0.8 million in 2001. Lens sales do not always fluctuate with the volume of projection equipment sold as the lens can be sold individually. As stated during the discussion of the results for the three months ended June 30, 2001, the Company began selling xenon bulbs in late 2000. During the six months ended June 30, 2001 sales of these bulbs were approximately $0.6 million.

    Foreign sales were flat in 2001 decreasing $1.0 million from $7.8 million in 2000 to $6.8 million in 2001. This decrease related to lower shipments to Canada as the problems in the theatre exhibition industry discussed earlier were felt throughout North America. Sales to European companies were also lower in the second quarter of 2001, which contributed to year-to-date European sales being lower by approximately $0.5 million compared to 2000.

Lighting Segment

    Sales and rentals in the lighting segment increased $0.4 million from $4.8 million in 2000 to $5.2 million in 2001. The increase mainly relates to higher sales of spotlights, which rose $0.5 million from $0.9 million in 2000 to $1.4 million in 2001. Sales and rentals of audiovisual products also increased $0.2 million from the same period a year ago despite revenues being lower than anticipated during the second quarter. Since the audiovisual location was established in Orlando and Ft. Lauderdale, Florida in 1998, the Company has been slowly increasing the product line's infrastructure to achieve slow, but steady growth. Sales and rentals of entertainment, promotional and architectural lighting products decreased $0.3 million to $1.4 million in 2001 from $1.7 million in 2000, as sales and rentals in the Los Angeles area continued to be lower than anticipated.

Restaurant Segment

    Restaurant sales decreased $0.2 million to $0.9 million in 2001 compared to $0.7 million in 2000 due to softer sales of pressure fryers.

Gross Profit

    Overall, consolidated gross profit decreased $2.0 million to $2.7 million in 2001 from $4.7 million in 2000 and as a percentage of net revenues ("gross margin") decreased to 12.1% compared to 17.4% in 2000. The decrease relates to the theatre segment where gross profit decreased $1.9 million compared to 2000. Additionally, the gross margin in the theatre segment decreased from 16.1% to 9.8% during 2001. Contributing to the lower gross profit were lower theatre revenues that resulted in lost gross profit of approximately $1.3 million. Contributing to both the lower gross profit and gross margin were negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to manufacturing inefficiencies. To correct these problems, the Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead.

    Gross profit in the lighting segment was lower by approximately $0.1 million compared to 2000 due to lower margins from rental activities due to a lack of sufficient rental revenues to cover certain fixed rental expenses, mainly salaries and depreciation.

    Restaurant margins also decreased in 2001 from $0.15 million in 2000 to $0.04 million in 2001 due to the same manufacturing inefficiencies discussed previously.

Operating Expenses

    Operating expenses for the six months ended June 30, 2001 decreased approximately $2.0 million compared to the six months ended June 30, 2000 and as a percentage of net revenues, decreased to 20.6% in 2001 from 24.1% in 2000. Included in the 2000 expenses were restructuring charges of approximately $0.5 million relating to the Company reducing its workforce during the first quarter of 2000 and $0.5 million relating to a reserve set up for the default of a term loan made by the Company to a former Chairman of the Board. The remaining decrease in operating expenses has come from cost reductions across the board, including personnel reductions and lower selling costs. The Company is continually aligning operating costs with projected future revenue and will continue this process until the appropriate levels have been achieved.

Other Financial Items

    Net interest expense was approximately $0.2 million in 2001 compared to $0.5 million in 2000 due to lower borrowings on the Company's line of credit.

    The Company's effective tax rate for 2001 was 33.6% compared to 36.7% in 2000. The change in the tax rate resulted from the differing impact of permanent differences compared to a year ago. Net deferred tax assets were $1.4 million as of June 30, 2001. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of June 30, 2001.

    For the reasons outlined above, the Company experienced a net loss for the six months ended June 30, 2001 of approximately $1.4 million compared to a net loss of $1.5 million for the three months ended June 30, 2000. This translated into a net loss per share—basic and diluted of $0.11 per share in 2001 compared to a net loss per share—basic and diluted of $0.12 per share in 2000.

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

    On April 27, 2001, the Company entered into a "Third Extension Agreement" with Wells Fargo expiring June 30, 2001. The terms of the Third Extension Agreement were essentially the same as the previous extension except the credit limit of the credit facility was reduced to the lesser of $6.5 million or such amounts as determined by an asset-based lending formula, as defined. On June 15, 2001, the Company was notified that it was in technical default under the terms of the Third Extension Agreement due to the failure to provide a signed commitment letter from a "reputable commercial lending company" by June 15, 2001. The Company subsequently signed a "First Amendment to Third Extension Agreement" extending the provision for a signed commitment letter to June 30, 2001.

    On June 28, 2001, the Company entered into a "Fourth Extension Agreement" with Wells Fargo expiring August 14, 2001. The terms of the Fourth Extension Agreement were altered to change the interest rate, effective July 1, 2001, to 2.0% in excess of the prime rate, as defined. Additionally, the credit limit of the credit facility was reduced to the lesser of $5.5 million or such amounts as determined by an asset-based lending formula, as defined.

    On August 10, 2001, the Company entered into a "Fifth Extension Agreement" with Wells Fargo expiring August 31, 2001. The terms of the Third Extension Agreement were essentially the same as the previous extension.

    As of June 30, 2001, the amount outstanding under the credit facility was $4.6 million and the interest rate was the prime rate plus 1% (8.0%). As of August 10, 2001, the amount outstanding under the credit facility was approximately $1.5 million and the interest rate was the prime rate plus 2% (8.75%). Additionally, the credit limit, as determined by the asset-based lending formula, was $3.4 million as of August 10, 2001.

    On June 25, 2001, the Company signed a Commitment Letter with General Electric Capital Corporation ("GE Capital") to refinance the Company's existing credit facility with Wells Fargo. GE Capital has agreed to provide up to $11.4 million of financing subject to certain conditions, including, but not limited to, the completion of due diligence procedures. The Company expects the new credit facility to close in late August, although there can be no assurances that a successful final negotiation of the new credit facility will be achieved. However, the Company believes that if the closing of the new credit facility is delayed or is unsuccessful, additional extensions will be received from Wells Fargo until a long-term credit facility is secured.

    Historically, the Company has funded its working capital requirements through cash flow generated by its operations and use of its line of credit. The Company anticipates that internally generated funds and borrowings available under the Company's line of credit will be sufficient to meet its working capital needs and planned 2001 capital expenditures unless it is unable to negotiate adequate terms under a new long-term credit facility. See the prior paragraph for further discussion of the Company's revolving credit facility. In the event that digital projection becomes a commercially viable product, the Company may need to raise additional funds other than those available under a revolving credit facility in order to fully develop such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. On June 6, 2001, the Company announced that it had suspended funding for a research and development project with Lumavision Display, Inc. ("Lumavision"). Lumavision was to develop a proprietary digital projector for exclusive use by the Company for the Digital Cinema market. The project was suspended due to unresolved differences between the parties concerning the original agreement. The Company felt it was not prudent to continue funding unless a new agreement could be negotiated. If a new agreement were entered into, the Company would consider continuing the financing. In accordance with the agreement, the funding since September 26, 2000 was in the form of notes receivable due from Lumavision. Through the date of suspension of the project, $400,000 of notes receivable is due from Lumavision. Due to the nature of Lumavision's business, the individual notes were reserved into expense for financial purposes, as there was uncertainty as to their ultimate collectibility. The expense was included as research and development expenses when the funds were transferred on each note. Since the inception of the project, a total of $0.9 million has been expensed as research and development costs including the reserve for the notes discussed earlier. The Company continues to pursue other opportunities to have a commercially viable digital projection system available for the Digital Cinema market when it becomes acceptable to the motion picture industry. See page 4 in the "Business Strategy" section of the Company's Annual Report on Form 10-K under the caption "Explore Digital Cinema" for a further discussion of digital projectors.

    Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2001 compared to net cash used in operating activities of $0.7 million for the six months ended June 30, 2000. The increase in operating cash flow was due to cutbacks in inventory purchases as the Company is aggressively lowering inventory levels built up before the sharp downturn in theatre sales during 2000 and 2001.

    Net cash used in investing activities was $0.4 million for the six months ended June 30, 2001 compared to $0.9 million a year ago. Investing activities in both periods mainly reflect capital expenditures, which have decreased due to fewer purchases of lighting equipment and a general reduction of capital expenditures as part of the Company's cost cutting program.

    Net cash used in financing activities was $4.3 million for the six months ended June 30, 2001 compared to cash provided by financing activities of $1.7 million a year ago. The change from year to year represents the fact that in 2000 the Company was borrowing funds on the line of credit to pay for the inventory purchases discussed above, but during 2001, the Company has substantially reduced inventory purchases and is paying down debt.

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

    The Financial Accounting Standards Board has approved for issuance SFAS No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

    The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate line of credit. Assuming amounts remain outstanding on the line of credit, increases in interest rates would increase interest expense. At current amounts outstanding on the line of credit, a one percent increase in the interest rate would increase yearly interest expense by approximately $50,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's regular annual meeting of stockholders was held on May 23, 2001 for the purpose of electing one nominee as Director, approving an amendment to the Company's 1995 stock option plan increasing the total number of shares for which options can be granted under the plan and adopting the 2000 Employee Stock Purchase Plan. As there was not the requisite Quorum of shares represented in person or by proxy at the annual meeting (over 50% is required) the meeting was adjourned until June 1, 2001. The meeting was reconvened on that date, at which time the Quorum was obtained, ballots were cast and tabulations of the votes were performed. There were 12,512,672 shares outstanding and eligible to vote of which 6,852,882 were present at the June 1, 2001 meeting or by proxy.

    The tabulation for the election of the Director was as follows:

Director	For	Withheld	Abstain
John Wilmers	6,106,067	746,815	—

    Following the election of Mr. Wilmers, the Board of Directors numbered five members.

    The tabulations for the amendment to the Company's 1995 stock option plan and adopting the 2000 Employee Stock Purchase plan were as follows:

	For	Against	Abstain
1995 Stock Option Plan	5,815,727	1,022,481	14,674

2000 Employee Stock Purchase Plan	6,514,245	326,425	12,212

    The 2000 Employee Stock Purchase plan received sufficient votes for approval, however the 1995 Stock Option did not receive the necessary percentage of votes for approval and therefore was not adopted.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS
	4.9.1	First Amendment to Third Extension Agreement dated June 14, 2001 between Ballantyne of Omaha, Inc. ("the Company") and Wells Fargo Bank Nebraska N.A. ("Wells Fargo")*
	4.9.2	Fourth Extension Agreement dated June 28, 2001 to Loan Repayment Agreement between the Company and Wells Fargo*
	4.9.3	Fifth Extension Agreement dated August 10, 2001 to Loan Repayment Agreement between the Company and Wells Fargo*
	10.8.1	Second Amendment to 1995 Outside Directors Stock Option Plan, as amended*
	10.8.2	Form of 2001 Non-Employee Directors Stock Option Plan*
	10.9.1	Form of 2000 Employee Stock Purchase Plan, as amended*
	11	Computation of net loss per share*
	*	Filed herewith
(b)		Reports on Form 8-K filed for the six months ended June 30, 2001
No reports on Form 8-K were filed during the six months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer, Chief Financial Officer and Chief Operating Officer
Date: August 10, 2001		Date: August 10, 2001

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES