Form 10-Q
period 2001-09-30
BALLANTYNE OF OMAHA INC
filed 2001-11-14
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001	Commission File Number 1-13906

BALLANTYNE OF OMAHA, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	47-0587703 (IRS Employer Identification Number)
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

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2001
Common Stock, $.01 par value	12,512,672 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES
Index

Part I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,519,572	$2,220,983
Accounts receivable (less allowance for doubtful accounts of $658,065 in 2001 and $1,034,989 in 2000)	9,938,205	8,447,856
Inventories	15,261,060	22,720,499
Recoverable income taxes	601,417	1,554,853
Deferred income taxes	2,236,143	1,875,194
Other current assets	140,919	29,572

Total current assets	29,697,316	36,848,957
Plant and equipment, net	10,952,230	12,324,366
Other assets, net	2,878,229	2,952,617

Total assets	$43,527,775	$52,125,940

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$375,000	$8,870,000
Accounts payable	2,519,139	2,289,111
Accrued expenses	3,960,896	4,052,836

Total current liabilities	6,855,035	15,211,947
Deferred income taxes	780,096	905,007
Long-term debt	2,133,380	—
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000,000 shares; issued 14,610,477 shares in 2001 and 2000	146,105	146,105
Additional paid-in capital	31,734,787	31,734,787
Retained earnings	17,193,826	19,443,548

	49,074,718	51,324,440
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	33,759,264	36,008,986

Total liabilities and stockholders' equity	$43,527,775	$52,125,940

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues	$10,977,920	$10,362,348	$32,943,254	$37,510,448
Cost of revenues	10,021,909	8,737,884	29,327,447	31,152,278

Gross profit	956,011	1,624,464	3,615,807	6,358,170
Operating expenses:
Selling	904,958	1,143,117	2,771,710	3,691,293
General and administrative	1,282,154	1,720,778	3,944,395	5,702,456

Total operating expenses	2,187,112	2,863,895	6,716,105	9,393,749

Loss from operations	(1,231,101)	(1,239,431)	(3,100,298)	(3,035,579)
Interest income	227	6,942	17,545	15,724
Interest expense	(45,941)	(248,410)	(308,248)	(796,464)

Net interest expense	(45,714)	(241,468)	(290,703)	(780,740)

Loss before income taxes	(1,276,815)	(1,480,899)	(3,391,001)	(3,816,319)
Income tax benefit	430,382	413,962	1,141,279	1,270,480

Net loss	$(846,433)	$(1,066,937)	$(2,249,722)	$(2,545,839)

Net loss per share:
Basic	$(0.07)	$(0.09)	$(0.18)	$(0.20)

Diluted	$(0.07)	$(0.09)	$(0.18)	$(0.20)

Weighted average shares:
Basic	12,512,672	12,480,192	12,512,672	12,466,949

Diluted	12,512,672	12,480,192	12,512,672	12,466,949

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(2,249,722)	$(2,545,839)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,268,979	2,284,171
Provision for doubtful accounts	191,790	543,997
Gain on sale of fixed assets	(96,012)	(28,354)
Reserve for term loan	—	511,744
Changes in assets and liabilities:
Accounts receivable	(1,682,139)	2,847,319
Inventories	7,459,439	1,829,080
Other current assets	(111,347)	(7,735)
Accounts payable	230,028	(3,226,140)
Accrued expenses	(91,940)	(440,511)
Income taxes	467,576	(1,417,126)
Other assets	(171,483)	(62,595)

Net cash provided by operating activities	6,215,169	288,011

Cash flows from investing activities:
Proceeds from sales of fixed assets	184,342	113,570
Capital expenditures	(739,302)	(1,543,569)

Net cash used in investing activities	(554,960)	(1,429,999)

Cash flows from financing activities:
Proceeds from long-term debt	1,875,000	—
Payments of long-term debt	(31,250)	(68,877)
Net proceeds (payments) on revolving credit facility	(8,205,370)	949,000
Proceeds from exercise of stock options	—	52,172

Net cash provided by (used in) financing activities	(6,361,620)	932,295

Net decrease in cash and cash equivalents	(701,411)	(209,693)
Cash and cash equivalents at beginning of period	2,220,983	857,089

Cash and cash equivalents at end of period	$1,519,572	$647,396

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2001
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

2.
Summary of Significant Accounting Policies

    The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.
Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

f.
Net Loss Per Common Share

    Net loss per share—basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net loss per share—diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Because the Company reported net losses for the three and nine months ended September 30, 2001 and 2000, respectively, the calculation of net loss per share—diluted excludes potential common shares from stock options, as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income for the three and nine months ended September 30, 2001, there would have been 75,711 and 73,990 additional shares in the calculation of net income per share—diluted. If the Company had reported net income for the three and nine months ended September 30, 2000, there would have been 13,233 and 113,205 additional shares in the calculation of net income per share—diluted.

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

i.
Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Based on the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of September 30, 2001.

j.
Comprehensive Income

    The Company's comprehensive income consists solely of net loss. The Company had no other comprehensive income for the three and nine months ended September 30, 2001 and 2000.

3.
Inventories

    Inventories consist of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)
Raw materials and component parts	$12,250,022	$17,511,888
Work in process	1,624,952	1,895,789
Finished goods	1,386,086	3,312,822

	$15,261,060	$22,720,499

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

5.
Related Party Transaction

    On June 24, 2000 the former Chairman of the Board of the Company (the "Former Chairman") defaulted on a term loan from the Company. The Company is vigorously pursuing collection of the defaulted loan and expects to receive a favorable court judgment in the state of Nebraska. However, since the Former Chairman is a resident of Canada there may be some uncertainty as to whether a Canadian court would enforce such a judgment. Additionally, no assurances can be given that the Former Chairman has sufficient assets to comply with such a judgment. Due to the uncertainty regarding the ultimate recovery of the note, the Company recorded a charge in the amount of $511,744 during the quarter ended June 30, 2000, which included unpaid principal and interest at that time.

6.
Notes Payable to Bank

    On August 30, 2001, the Company entered into a revolving credit facility and term loan arrangement with General Electric Capital Corporation ("GE Capital"). The new credit facility replaces a previous lending arrangement with Wells Fargo Bank Nebraska, N.A. The revolving credit facility (the "Revolver") provides for borrowings up to the lesser of $8.0 million or amounts determined by an asset-based lending formula, as defined (approximately $1.5 million was available for borrowings under the Revolver as of September 30, 2001). The Company pays interest on the Revolver at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 3.375% (6.85% at September 30, 2001). The Company also pays a fee of .25% on the unused portion of the Revolver. The Revolver matures on August 30, 2003 with the Company having two one-year renewal options.

    The $1,875,000 term loan provides for equal monthly principal payments of $31,250, with a balloon payment due on August 30, 2003 and provides for interest at the Index Rate plus 3.625% (7.10% at September 30, 2001). The credit facilities contain restrictive covenants relating to restrictions on capital expenditures and also require that a "Fixed Charge Coverage Ratio" be above a certain percentage as defined. The Company is currently in compliance with these covenants. The majority of the Company's assets secure the credit facilities. As of September 30, 2001, the Company had outstanding borrowings on the Revolver and the Term Loan of $664,630 and $1,843,750, respectively.

7.
Significant Stockholder

    During May 2001, BalCo Holdings L.L.C., ("BalCo Holdings") an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad of Delaware, Inc. ("Canrad"), a subsidiary of ARC International Corporation. Ballantyne amended its Stockholder Rights Plan (the "Plan") to exclude the purchase from operation of the Plan. On October 3, 2001, Ballantyne announced that certain affiliates of the McCarthy Group Inc. purchased an additional 678,181 shares in Ballantyne bringing their total holding to 3,917,026 shares or a 31% stake in Ballantyne. The Plan was amended to exclude the October 3, 2001 purchase from triggering operation of the Plan.

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

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue
Theatre	$8,221,762	$7,658,270	$24,193,188	$29,039,392
Lighting
Sales	1,776,684	1,220,669	4,301,290	3,410,033
Rental	462,486	1,040,128	3,187,370	3,661,237

Total lighting	2,239,170	2,260,797	7,488,660	7,071,270
Restaurant	516,988	443,281	1,261,406	1,399,786

Total revenue	$10,977,920	$10,362,348	$32,943,254	$37,510,448
Gross profit
Theatre	$759,121	$1,283,096	$2,318,602	$4,727,625
Lighting
Sales	543,757	121,387	1,017,291	533,395
Rental	(457,427)	115,917	133,185	840,698

Total lighting	86,330	237,304	1,150,476	1,374,093
Restaurant	110,560	104,064	146,729	256,452

Total gross profit	956,011	1,624,464	3,615,807	6,358,170
Corporate overhead	(2,187,112)	(2,863,895)	(6,716,105)	(9,393,749)

Loss from operations	(1,231,101)	(1,239,431)	(3,100,298)	(3,035,579)
Net interest expense	(45,714)	(241,468)	(290,703)	(780,740)

Loss before income taxes	$(1,276,815)	$(1,480,899)	$(3,391,001)	$(3,816,319)

Expenditures on capital equipment
Theatre	$93,402	$363,523	$242,623	$811,014
Lighting	38,685	227,527	496,679	732,555
Restaurant	—	—	—	—

Total	$132,087	$591,050	$739,302	$1,543,569

Depreciation and amortization
Theatre	$409,383	$409,791	$1,207,611	$1,312,995
Lighting	353,906	357,806	1,061,368	971,176
Restaurant	—	—	—	—

Total	$763,289	$767,597	$2,268,979	$2,284,171

Summary by Business Segments (continued):

	September 30, 2001	December 31, 2000
Identifiable assets
Theatre	$35,421,746	$43,497,441
Lighting	6,700,604	7,430,070
Restaurant	1,405,425	1,198,429

Total	$43,527,775	$52,125,940

Summary by Geographical Area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue
United States	$8,175,630	$6,592,122	$23,389,823	$25,929,380
Canada	245,589	651,393	549,260	2,849,053
Asia	794,164	1,618,696	3,062,083	3,884,294
Mexico	219,160	62,275	1,404,364	637,614
Europe	725,971	1,109,606	2,400,908	3,300,679
Other	817,406	328,256	2,136,816	909,428

Total	$10,977,920	$10,362,348	$32,943,254	$37,510,448

	September 30, 2001	December 31, 2000
Identifiable assets
United States	$42,618,895	$50,994,142
Asia	908,880	1,131,798

Total	$43,527,775	$52,125,940

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

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues

    Net revenues for the three months ended September 30, 2001 increased $0.6 million or 5.9% to $11.0 million from $10.4 million for the three months ended September 30, 2000. As discussed in further detail below, the majority of the increase relates to higher sales of theatre products. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

	Three Months Ended September 30,
	2001	2000
Theatre	$8,221,762	$7,658,270
Lighting	2,239,170	2,260,797
Restaurant	516,988	443,281

Total net revenues	$10,977,920	$10,362,348

Theatre Segment

    As stated above, the increase in consolidated net revenues primarily related to higher sales of theatre products, which increased $0.5 million or 7.3% from $7.7 million in 2000 to $8.2 million in 2001. In particular, sales of projection equipment increased $0.6 million from $5.7 million in 2000 to $6.3 million in 2001 as the theatre segment downturn temporarily leveled off during the quarter. The North American theatre exhibition industry is currently experiencing poor operating results due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres, deteriorating credit ratings in the industry and lower theatre attendance. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. During 2001, the Company wrote off approximately $500,000 of receivables from two theatre companies that had previously filed for bankruptcy causing the "allowance for doubtful accounts" balance to decrease to $0.7 million at September 31, 2001 compared to $1.0 million at December 31, 2000. The bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot build new theatres.

    Sales of theatre replacement parts were also impacted by the downturn in the theatre exhibition industry decreasing from $1.6 million in 2000 to $1.2 million in 2001. In particular, theatre exhibition companies are closing older theatres, which creates two problems from the Company's perspective. First, the theatre companies are scrapping older projectors that normally require more repair than the newer ones in service and second, there are fewer projectors in service due to these closings. The Company is also experiencing more competition than ever before as manufacturing companies tied to the theatre exhibition industry try to find alternative revenue sources. Sales of lenses decreased $0.04 million from $0.36 million in 2000 to $0.32 million in 2001. Lens sales do not always fluctuate with the volume of projection equipment sold as the lens can be sold individually. The Company also began selling xenon bulbs in late 2000 when an agreement was entered into to be the exclusive distributor for Lighting Technologies International, a lighting company that manufactures specialty light sources and related lighting systems. For the three months ended September 30, 2001, the Company sold $0.4 million of this product.

    Foreign sales (mainly theatre products) were lower in 2001 decreasing $1.0 million from $3.8 million in 2000 to $2.8 million in 2001. A portion of this decrease related to lower shipments to Canada as the problems in the theatre exhibition industry discussed earlier are being felt throughout North America. Additionally, sales in Europe and Asia were lower than the same period one year ago.

Lighting Segment

    Sales and rentals in the lighting segment decreased slightly from $2.3 million in 2000 to $2.2 million in 2001. Sales and rentals generated from the Company's audiovisual division in Florida ("Strong Communications") were lower than anticipated and came in at $0.5 million for the quarter compared to $0.8 million during the same period in 2000. The majority of the decrease can be attributed to softer sales and rentals of audiovisual equipment as the slowing economy and the events of September 11, 2001 affected the convention and hotel industry in Ft. Lauderdale and Orlando, Florida. Hotel chains and convention centers are the primary customers who rent audiovisual equipment from Strong Communications. Sales and rentals of entertainment, promotional and architectural lighting products increased $0.9 million to $1.8 million in 2001 from $0.9 million in 2000 due to a $1.2 million sale of specialty lights to be deployed at the Kennedy Space Center in Cape Canaveral, Florida. Without this large transaction, sales and rentals of these products would have been lower by $0.3 million as sales and rentals continued to be soft in the Hollywood and Los Angeles areas. This particular product line is being adversely affected by the motion picture production downturn in these areas and the after affects of the September 11, 2001 attacks.

Restaurant Segment

    Restaurant sales increased $0.07 million to $0.5 million in 2001 compared to $0.43 million in 2000 due to improved sales of pressure fryers.

Gross Profit

    Overall, consolidated gross profit decreased $0.6 million to $1.0 million in 2001 from $1.6 million in 2000 and as a percentage of net revenues ("gross margin") decreased to 8.7% compared to 15.7% during the third quarter of 2000. The decrease relates to the theatre segment where gross profit decreased $0.5 million compared to 2000. Additionally, the gross margin in the theatre segment decreased from 16.8% to 9.2% during 2001, due in part to a change in product mix as theatre revenues for the quarter ended September 30, 2001 consisted of fewer replacement part sales that generally carry a higher margin than projector sales. Additionally, the Company is now selling xenon bulbs that carry a low margin. The Company did not sell any of these bulbs until the fourth quarter of 2000. Contributing to both the lower gross profit and gross margin were negative manufacturing variances created by less volume through the Company's manufacturing facilities. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to manufacturing inefficiencies. To correct these problems, the Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead.

    Gross profit in the lighting segment decreased to $0.09 million compared to $0.2 million for the same period one year ago. The decrease can be attributed to the same manufacturing inefficiencies discussed previously and to the lack of sufficient rental revenues to cover fixed rental expenses in the Company's rental operations in California and Florida. Restaurant margins remained flat during the quarter.

Operating Expenses

    Operating expenses for the three months ended September 30, 2001 decreased approximately $0.7 million compared to the three months ended September 30, 2000, and as a percentage of net revenues decreased to 19.9% in 2001 from 27.6% in 2000. This decrease has come from cost reductions, including personnel reductions and lower selling costs. The Company is continually aligning operating costs with projected future revenue and will continue this process until the appropriate levels have been achieved.

Other Financial Items

    Net interest expense was approximately $0.05 million in 2001 compared to $0.2 million in 2000 due to lower outstanding borrowings on the Company's line of credit.

    The Company's effective tax rate for 2001 was 33.7% compared to 28.0% in 2000. The change in the tax rate resulted from the differing impact of permanent differences compared to a year ago. Net deferred tax assets were $1.5 million as of September 30, 2001. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of September 30, 2001.

    For the reasons outlined above, the Company experienced a net loss for the three months ended September 30, 2001 of approximately $0.9 million compared to a net loss of $1.1 million for the three months ended September 30, 2000. This translated into a net loss per share—basic and diluted of $0.07 per share in 2001 compared to a net loss per share—basic and diluted of $0.09 per share in 2000.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenues

    Net revenues for the nine months ended September 30, 2001 decreased $4.5 million or 12.2% to $33.0 million from $37.5 million for the nine months ended September 30, 2000. As discussed in further detail below, the majority of the decrease relates to lower sales of theatre products. The following table shows comparative net revenues of theatre, lighting and restaurant products for the respective periods:

	Nine Months Ended September 30,
	2001	2000
Theatre	$24,193,188	$29,039,392
Lighting	7,488,660	7,071,270
Restaurant	1,261,406	1,399,786

Total net revenues	$32,943,254	$37,510,448

Theatre Segment

    As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $4.8 million or 16.7% from $29.0 million in 2000 to $24.2 million in 2001. In particular, sales of projection equipment decreased $4.0 million from $21.9 million in 2000 to $17.9 million in 2001. This decrease resulted from a continued downturn in the construction of new theatres in North America. The North American theatre exhibition industry is currently experiencing poor operating results due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres, deteriorating credit ratings in the industry and lower theatre attendance. In particular, some theatre exhibition companies have either filed for or are considering protection under federal bankruptcy laws. During 2001, the Company wrote off approximately $500,000 of receivables from two theatre companies that had previously filed for bankruptcy causing the "allowance for doubtful accounts" balance to decrease to $0.7 million at September 31, 2001 compared to $1.0 million at December 31, 2000. The bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot build new theatres. The Company anticipates the depressed theatre sales to continue into the fourth quarter.

    Sales of theatre replacement parts were also impacted by the downturn in the theatre exhibition industry decreasing from $5.7 million in 2000 to $4.2 million in 2001. In particular, customers are closing older theatres, which creates two problems from the Company's perspective. First, the theatre companies are scrapping older projectors which normally require more repair than the newer ones in service and second, there are fewer projectors in service due to the theatre closings. The Company is also experiencing more competition as manufacturing companies tied to the theatre exhibition industry try to find alternative revenue sources. Sales of lenses were also impacted by the theatre industry downturn decreasing approximately $0.3 million from $1.4 million in 2000 to $1.1 million in 2001. As stated during the discussion of the results for the three months ended September 30, 2001, the Company began selling xenon bulbs in late 2000. During the nine months ended September 30, 2001 $1.0 million of these were sold.

    Foreign sales (mainly theatre sales) were also lower in 2001 decreasing $2.0 million from $11.6 million in 2000 to $9.6 million in 2001. This decrease related to lower shipments to Canada as the problems in the theatre exhibition industry discussed earlier were felt throughout North America. Sales to European companies were also lower in the second and third quarters of 2001, which contributed to year-to-date European sales being lower by approximately $0.5 million compared to 2000. Sales to Asia have also been lower than expected. Some of the lost sales can be attributed to less demand however; most are due to the strength of the dollar versus the particular foreign currency making it more expensive to buy U.S. goods in certain areas of Europe and Asia. This in turn creates more competition from local manufacturers in these countries.

Lighting Segment

    Sales and rentals in the lighting segment increased $0.4 million from $7.1 million in 2000 to $7.5 million in 2001. Sales and rentals of audiovisual products decreased $0.2 million from the same period a year ago as the slowing economy and the events of September 11, 2001 affected the convention and hotel industry in Ft. Lauderdale and Orlando, Florida. Hotel chains and convention centers are the primary customers who rent audiovisual equipment. Sales and rentals of entertainment, promotional and architectural lighting products increased $0.7 million compared to 2000 helped by a $1.2 million sale of architectural lights to be used at the Kennedy Space Center in Cape Canaveral, Florida. Without this large sale, revenues for this product line would have decreased $0.5 million compared to 2000 as sales and rentals from the Company's unit in North Hollywood, California continued to be disappointing. This particular product line is being adversely affected by the motion picture production downturn in the Hollywood and Los Angeles areas and with the after affects of the September 11, 2001 attacks. Sales of spotlights were flat compared to the prior year.

Restaurant Segment

    Restaurant sales decreased $0.1 million to $1.3 million in 2001 compared to $1.4 million in 2000 due to softer sales of replacement parts.

Gross Profit

    Overall, consolidated gross profit decreased $2.8 million to $3.6 million in 2001 from $6.4 million in 2000 and as a percentage of net revenues ("gross margin") decreased to 11.0% compared to 17.0% in 2000. The decrease relates to the theatre segment where gross profit decreased $2.4 million compared to 2000. Additionally, the gross margin in the theatre segment decreased from 16.3% to 9.6% during 2001 due in part to a change in product mix as theatre revenues for 2001 consisted of fewer replacement part sales that generally carry a higher margin than projector sales. Contributing to the lower gross profit were lower theatre revenues that resulted in lost gross profit of approximately $1.4 million. Contributing to both the lower gross profit and gross margin were negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to manufacturing inefficiencies. To correct these problems, the Company is in the process of reducing its cost structure, lowering inventory and bringing custom manufacturing work into its plants to increase labor utilization and absorb more manufacturing overhead.

    Gross profit in the lighting segment was lower by approximately $0.2 million compared to 2000 due to lower margins from rental activities related to a lack of sufficient rental revenues to cover certain fixed rental expenses, mainly salaries and depreciation.

    Restaurant margins also decreased in 2001 from $0.3 million in 2000 to $0.15 million in 2001 due to the same manufacturing inefficiencies discussed previously.

Operating Expenses

    Operating expenses for the nine months ended September 30, 2001 decreased approximately $2.7 million compared to the nine months ended September 30, 2000 and as a percentage of net revenues, decreased to 20.4% in 2001 from 25.0% in 2000. Included in the 2000 expenses were restructuring charges of approximately $0.5 million relating to the Company reducing its workforce during the first quarter of 2000 and $0.5 million relating to a reserve set up for the default of a term loan made by the Company to a former Chairman of the Board during the second quarter of 2000. The remaining decrease in operating expenses has come from cost reductions across the board, including personnel reductions and lower selling costs. The Company is continually aligning operating costs with projected future revenue and will continue this process until the appropriate levels have been achieved.

Other Financial Items

    Net interest expense was approximately $0.3 million in 2001 compared to $0.8 million in 2000 due to lower outstanding borrowings on the Company's credit facilities.

    The Company's effective tax rate for 2001 was 33.7% compared to 33.3% in 2000. The change in the tax rate resulted from the differing impact of permanent differences compared to a year ago. Net deferred tax assets were $1.5 million as of September 30, 2001. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of September 30, 2001.

    For the reasons outlined above, the Company experienced a net loss for the nine months ended September 30, 2001 of approximately $2.3 million compared to a net loss of $2.6 million for the three months ended September 30, 2000. This translated into a net loss per share—basic and diluted of $0.18 per share in 2001 compared to a net loss per share—basic and diluted of $0.20 per share in 2000.

Liquidity and Capital Resources

    On August 30, 2001, the Company entered into a revolving credit facility and term loan arrangement with General Electric Capital Corporation ("GE Capital"). The new credit facility replaces a previous lending arrangement with Wells Fargo Bank Nebraska, N.A. The revolving credit facility (the "Revolver") provides for borrowings up to the lesser of $8.0 million or amounts determined by an asset-based lending formula, as defined (approximately $1.5 million was available for borrowings under the Revolver as of September 30, 2001). The Company pays interest on the Revolver at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 3.375% (6.85% at September 30, 2001). The Company also pays a fee of .25% on the unused portion of the Revolver. The Revolver matures on August 30, 2003 with the Company having two one-year renewal options.

    The $1,875,000 term loan provides for equal monthly principal payments of $31,250, with a balloon payment due on August 30, 2003 and provides for interest at the Index Rate plus 3.625% (7.10% at September 30, 2001). The credit facilities contain restrictive covenants relating to restrictions on capital expenditures and also require that a "Fixed Charge Coverage Ratio" be above a certain percentage as defined. The Company is currently in compliance with these covenants. The majority of the Company's assets secure the credit facilities. As of September 30, 2001, the Company had outstanding borrowings on the Revolver and the term loan of $664,630 and $1,843,750, respectively.

    Historically, the Company has funded its working capital requirements through cash flow generated by its operations and use of its line of credit. The Company anticipates that internally generated funds and borrowings available under the Company's credit facility with GE Capital will be sufficient to meet its working capital needs and planned 2001 and 2002 capital expenditures. In the event that digital projection becomes a commercially viable product, the Company may need to raise additional funds other than those available under the Company's credit facility in order to fully develop such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. On June 6, 2001, the Company announced that it had suspended funding for a research and development project with Lumavision Display, Inc. ("Lumavision"). Lumavision was to develop a proprietary digital projector for exclusive use by the Company for the Digital Cinema market. The project was suspended due to unresolved differences between the parties concerning the original agreement. The Company felt it was not prudent to continue funding unless a new agreement could be negotiated. If a new agreement were entered into, the Company would consider continuing the financing. In accordance with the agreement, the funding since September 26, 2000 was in the form of notes receivable due from Lumavision. Through the date of suspension of the project, $400,000 of notes receivable is due from Lumavision. Due to the nature of Lumavision's business, the individual notes were reserved into expense for financial purposes, as there was uncertainty as to their ultimate collectibility. The expense was included as research and development expenses when the funds were transferred on each note. Since the inception of the project, a total of $0.9 million was expensed as research and development costs including the reserve for the notes discussed earlier. The Company continues to pursue other opportunities to have a commercially viable digital projection system available for the Digital Cinema market when it becomes acceptable to the motion picture industry.

    Net cash provided by operating activities was $6.2 million for the nine months ended September 30, 2001 compared to $0.3 million for the nine months ended September 30, 2000. The increase in operating cash flow was due to cutbacks in inventory purchases and turning previously high inventory levels into cash as shown by a $7.5 million reduction in inventory since December 31, 2000.

    Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2001 compared to $1.4 million a year ago. Investing activities in both periods mainly reflect capital expenditures, which have decreased due to fewer purchases of lighting equipment and a general reduction of capital expenditures as part of the Company's cost cutting program.

    Net cash used in financing activities was $6.4 million for the nine months ended September 30, 2001 compared to cash provided by financing activities of $0.9 million a year ago. The change from year to year represents the fact that in 2000 the Company was borrowing funds on the line of credit, but during 2001, the Company reduced inventory levels and is paying down debt.

    The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars.

Seasonality

    Generally, the Company's business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season. However, the current state of the theatre exhibition industry has further moderated the level of seasonality.

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

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets to be

Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

    During June 2001, the FASB issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

    On October 3, 2001, the FASB issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for the fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company markets its products throughout the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency exchange rates and weak economic conditions. In particular, the Company can be and was impacted by the recent downturn in the North American theatre exhibition industry in the form of lost revenues. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes is making the Company's products less competitive in foreign markets. As stated above, the majority of the Company's foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.

    The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's floating rate debt facilities. Assuming amounts remain outstanding on the Company's debt instruments, increases in interest rates would increase interest expense. At current amounts outstanding on these instruments, a one percent increase in the interest rate would increase yearly interest expense by approximately $25,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
EXHIBITS

3.3.1	First Amendment dated April 30, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services L.L.C. (formerly ChaseMellon Shareholder Services L.L.C.), as Rights Agent. (Incorporated by reference to the Form 8-K as filed on May 7, 2001).
3.3.2	Second Amendment dated July 25, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent. *
3.3.3	Third Amendment dated October 2, 2001 to Rights Agreement dated as of May 25, 2001 between the Company and Mellon Investor Services, L.L.C., as Rights Agent. *
4.1	Loan Agreement dated August 30, 2001 between the Company and General Electric Capital Corporation.*
10.5.1	Option to purchase Common Stock of Ballantyne of Omaha, Inc. between the Company and William F. Welsh II in consideration of Mr. Welsh serving as Chairman of the Board. *
10.8.2
Stock Option Agreement dated July 3, 2001 between the Company and Ronald H. Echtenkamp permitting Mr. Echtenkamp to receive stock options in lieu of all or part of the cash retainer otherwise paid for service on the Board. *
10.8.3
Stock Option Agreement dated July 3, 2001 between the Company and Marshall S. Geller permitting Mr. Geller to receive stock options in lieu of all or part of the cash retainer otherwise paid for service on the board. *
10.8.4
Stock Option Agreement dated July 3, 2001 between the Company and Lee J. Seidler permitting Mr. Seidler to receive stock options in lieu of all or part of the cash retainer otherwise paid for service on the board. *
11	Computation of net loss per share*
*	Filed herewith
(b)
Reports on Form 8-K filed for the three months ended September 30, 2001

  No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer, Chief Financial Officer and Chief Operating Officer
Date: November 14, 2001		Date: November 14, 2001

QuickLinks

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES Index
PART I. FINANCIAL INFORMATION
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Balance Sheets
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Operations Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements Nine Months Ended September 30, 2001 (Unaudited)
PART II. Other Information
SIGNATURES