Form 10-K
period 2001-12-31
BALLANTYNE OF OMAHA INC
filed 2002-04-01
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of February 28, 2002, 12,568,302 shares of Common Stock of Ballantyne of Omaha, Inc., were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on the OTC Bulletin Board) was approximately $5.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2002 (the "Proxy Statement") are incorporated by reference in Part III.

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

PART I

Item 1. Business

Segments

        Ballantyne of Omaha, Inc. and its subsidiaries ("Ballantyne" or the "Company") designs, develops, manufactures and distributes commercial motion picture equipment, lighting systems, audiovisual equipment and restaurant products. The Company primarily operates within four business segments; 1) theatre, 2) lighting, 3) audiovisual and 4) restaurant.

Theatre

        The Company's business was founded in 1932. Since that time, the Company has manufactured and supplied equipment and services to the theatre motion picture exhibition industry. In 1983, the Company acquired the assets of the Simplex Projector Division of the National Screen Services Corporation, thereby expanding its commercial motion picture projection equipment business. The Company further expanded its commercial motion picture projection equipment business with the 1993 acquisition of the business of the Cinema Products Division of the Optical Radiation Corporation. That division manufactured the Century® projector and distributed lenses to the theatre and audiovisual industries in North America. In December 1994, the Company increased its presence in the international marketplace with the acquisition of Westrex Company, Asia ("Westrex"), which provides the Company with a strategic Far Eastern location and access to the Pacific Rim. In April 1998, the Company vertically integrated its motion picture projection business with the acquisition of Design & Manufacturing, Ltd. ("Design"). Design is a supplier of film platter systems to the theatre exhibition industry.

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

        The Company believes that its position as a fully integrated equipment manufacturer enables it to be more responsive to its customers' specific design requirements, thereby giving it a competitive advantage over competitors who rely more on outsourcing components. In addition, the Company believes its expertise in engineering, manufacturing, prompt order fulfillment, delivery, after-sale technical support and emergency service have allowed the Company to build and maintain strong customer relationships.

Lighting

        The Company manufactures and distributes lighting equipment under the names Strong®, Xenotech® and Sky-Tracker®. Strong is a supplier of long-range follow spotlights which are used for both permanent installations and touring applications. Xenotech is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. Sky-Tracker sells and rents computer and manually operated high intensity searchlights. Sky-Tracker and Xenotech were merged together in 1998 and operate sales and rental offices out of facilities in North Hollywood, California; Atlanta, Georgia and Orlando, Florida.

Audiovisual

        This segment provides full service audiovisual services to the hotel and convention industries. Services include design consulting, rental services and equipment sales with offices in Ft. Lauderdale and Orlando, Florida.

Restaurant

        The Company manufactures commercial food service equipment, which is sold to convenience store and fast food restaurant operators and to equipment suppliers for resale on a private label basis. This business is supplemented by the sale of seasonings, marinades and barbeque sauces.

Theatre Exhibition Industry Overview

        The domestic theatre exhibition industry is highly concentrated with management estimating that the top ten exhibitors represent approximately 60% of the total industry. The North American theatre exhibition industry has experienced a severe downturn due to numerous factors including, but not limited to, overbuilding in certain areas coupled with difficulty in closing obsolete theatres, and deteriorating credit ratings. These factors have reduced the industry's access to capital and have forced some exhibitors to file for protection under bankruptcy laws. According to published reports during 2001 and 2000, seven of the top fifteen exhibitors filed for bankruptcy protection. Those exhibitors included Loews Cineplex Entertainment, Carmike, United Artists, Silver Cinemas, Edwards Theaters, General Cinema and Regal Cinemas. These factors significantly curtailed new theatre construction in 2000 and 2001, which has negatively affected the Company. In recent months, there have been indications that the industry is slowly recovering, as shown by higher theatre attendance and by some of the exhibitors mentioned above already emerging from bankruptcy.

        The problems in North America have not yet impacted the overseas marketplace, as foreign exhibitors have not overbuilt to the same extent. However, U.S. based theatre exhibitors curtailing building plans outside the United States could impact the growth in overseas theatre construction. The Company has exposure to the current state of the North American theatre exhibition industry in the form of past due receivables from certain exhibitors and the continued loss of revenue if the industry cannot or decides not to build new theatres due to the problems mentioned above. The bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. To offset this impact, management of the Company intends on expanding international distribution channels and reducing costs.

Business Strategy

        The Company's strategy combines the following key elements:

        Expand International Presence.    As construction of new multiple screen motion picture theatres has extended to the international market coupled with the problems currently being encountered by domestic exhibitors, sales of the Company's products to international end users are becoming increasingly important to the Company. International sales, primarily of theatre products, were $12.6 million or 30.5% of consolidated net revenues in 2001 compared to $14.1 million or 29.5% of consolidated net revenues in 2000 and $16.5 million or 19.2% of consolidated revenues in 1999. The decrease was mainly due to lower sales to Canada and Asia. The most significant growth is again expected to come from Latin and South America where favorable demographics and low screen penetration continue to support new development. During 2000, the Company opened a small office in Miami to support this emerging market which contributed in sales to that region increasing by approximately $0.7 million in 2001 compared to 2000. The Company has also expanded its sales efforts in China, India and the United Arab Emirates. The Company is seeking to strengthen and develop its international presence through its international dealer network. The Company believes that as a result of these efforts, it is positioned to expand its brand name recognition and international market share.

        Reduce Inventory and Operating Costs.    The Company has initiated a substantial cost reduction program designed to bring costs in line with revenues and streamline its manufacturing processes to gain efficiencies to offset revenue losses and profits due to the depressed theatre exhibition industry. To this extent, the Company has reduced the number of employees by 114 or 31% since March 2000. Additionally, the Company will continue to reduce inventory levels and turn overstocked inventory into cash. The Company's Board of Directors has also approved a plan to resize the Company's rental operation in North Hollywood, California. The Company anticipates annual savings to approximate $800,000. The Company will continue looking at other segments to bring all costs in line with revenues.

        Explore Digital Projection.    On June 6, 2001, the Company announced that it had suspended funding for a research and development project with Lumavision Display, Inc. ("Lumavision"). Lumavision was to develop a proprietary digital projector for exclusive use by the Company for the digital projection market. The project was suspended due to unresolved differences between the parties concerning the original agreement. The Company felt it was not prudent to continue funding unless a new agreement could be negotiated. In accordance with the agreement, the funding after September 26, 2000 was in the form of notes receivable due from Lumavision. As of December 31, 2001, Lumavision owed the Company $400,000 relating to these notes. The notes were expensed to research and development when the funds were transferred as there was substantial uncertainty as to their ultimate collectibility due to the nature of Lumavision's business. Since the inception of the project, a total of $0.9 million has been expensed as research and development costs including the write-off of the notes.

        Despite the expected shift to digital images ("digital projection"), the motion picture industry remains based on the use of film technology to deliver motion picture images to the public. The widespread adoption and use of digital projection foreseen by many has still not occurred. In addition to the companies who have installed a small number of digital systems, there are several other companies, using various types of digital technology, actively involved in attempting to bring a complete digital solution to the market. Factors that appear to be limiting digital adoption include the economic condition of the theatre exhibition industry; high digital system costs; relatively little product available for digital projection; security, control and implementation issues; and a lack of what are yet acceptable standards for system quality and interoperability. Although digital projection apparently offers significant potential savings via reduced delivery and handling costs, as well as greater consistency in the quality of presentations in the theatre, no models have yet been developed to finance the tremendous expenditures required. While the Lumavision project has been suspended, management is actively exploring alternatives for participating in digital projection through leveraging the Company's market position in the industry as well as its sales and manufacturing abilities. However, no assurance can be given that Ballantyne will in fact be a part of the digital projection marketplace. If Ballantyne is unable to take advantage of future digital projection opportunities or respond to the new competitive pressures, the result could have a material adverse effect on the Company's business, financial condition and operating results.

        Increase Domestic Market Share.    The Company seeks to develop and maintain strong customer relationships by offering a wide variety of standardized commercial theatre products working closely with current and potential customers to fully understand their needs and furnishing value-added services such as (i) expertise in engineering and manufacturing high-quality, reliable and innovative products (often designed to customer specifications), (ii) prompt order fulfillment and delivery and (iii) after-sale technical support and emergency service. The Company further supports its products through its replacement parts business, which represents an additional source of recurring income less dependent on new screen construction. The Company believes that one of its competitive advantages is its superior customer service, which has resulted in strong, long-lasting customer relationships.

        Leverage Manufacturing Expertise.    The Company's position as a fully integrated manufacturer enables it to develop, design and customize its products to meet customer specifications and to respond quickly to customers' requests for replacement parts and repair. The Company is currently searching for ways to diversify to become less dependent on the theatre exhibition industry and increase production through its manufacturing plants. The Company has had only limited success in bringing in custom manufacturing work and would like to secure a different product line which would fully utilize its integrated manufacturing process.

        Expand Restaurant Segment.    The Company intends on becoming more aggressive in marketing its restaurant equipment not only domestically, but internationally as well. To that end, the Company has already penetrated certain markets in Latin and South America through its sales office in Miami.

Products

Theatre Products

Motion Picture Projection Equipment

        The Company is a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. The Company's commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industry wide recognized trademarks of Strong®, Simplex®, Century®, Optimax®, and Ballantyne™. The Company manufactures the entire motion picture projection system in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by the Company.

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

Lenses

        Pursuant to a distribution agreement with ISCO-Optic GmbH of Germany, ("Isco-Optic") the Company has the exclusive right to distribute ISCO-Optic lenses in North America. Under the distribution agreement, the Company's exclusive right continues through April 30, 2006, subject to the attainment of minimum sales quotas (which the Company has historically exceeded), and thereafter is automatically renewed for successive two-year periods until terminated by either party upon 12 months' prior notice. ISCO-Optic lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen and have won two Academy Awards for technical achievement.

        During 2001, the Company determined that certain notes and credits for returned lenses due from Isco-Optic GmbH ("Isco-Optic") were impaired. Isco-Optic is the Company's sole supplier of lenses. The Company was subsequently notified in January 2002 that certain assets of ISCO-Optic had been transferred to Optische Systems Gottingen ISCO-Optic AG ("Optische Systems"). Optische Systems has agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002 as payment for its debt to Ballantyne. The notes receivable from Optische Systems on the accompanying consolidated balance sheet of approximately $342,000 was based on calculating the present value of the expected payments over the fifteen month term. The present value of payments that extended beyond twelve months were included as a non-current receivable and amounted to $201,000. The difference between the original amount due (approximately $1,007,000) and the present value of the expected payment was charged to operations in the amount of approximately $665,000 and included in general and administrative expenses. The Company and Optische Systems are also amending the distribution agreement to reflect the changes.

Xenon Lamps

        Beginning in late 2000, the Company began distributing xenon lamps for resale to the theatre and lighting industries through an exclusive distributorship agreement with Lighting Technologies International, a specialty discharge lighting company.

Replacement Parts

        The Company has a significant installed base of over 30,000 motion picture projectors. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company.

Special Venue Products

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

Lighting Products

Spotlight

        The Company has been a developer, manufacturer and distributor of long-range follow spotlights since 1950. Ballantyne's long-range follow spotlights are marketed under the Strong® trademark and recognized brand names such as Super Trouper®, Gladiator® and Roadie®. The Super Trouper® follow spotlight has been the industry standard since 1958. The Company's long-range follow spotlights are high-intensity general use illumination products designed for both permanent installations such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 3,000 watts. The 400-watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The 3,000 watt spotlight model, which has a range of 300 to 600 feet, is a high intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

        The Company sells its long-range follow spotlights through dealers and to end users to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. These spotlight products are used in over 100 major arenas.

Promotional and Other Lighting Products

        The Company, through its wholly-owned subsidiary, Xenotech Strong, Inc. ("Xenotech") is a supplier (through both rental and sale) of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company's computer-based lighting systems are marketed under the Britelights® and Xenotech® trademarks, while the high intensity searchlights are marketed under the Sky-Tracker® trademark.

        Xenotech's specialty illumination products have been used in numerous feature films and have also been used at live performances such as the 2002 Super Bowl half-time show, the opening and closing ceremonies of the 2002 Winter Olympics and are currently illuminating such venues as the Luxor Hotel Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. These products are marketed directly to customers worldwide.

        The Company's high intensity searchlights come in single or multiple head configurations, primarily for use in outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity searchlights are marketed through the Company's Sky-Tracker division under the Sky-Tracker® trademark. Sky-Tracker's products are used at Walt Disney World, Universal Studios, the Olympics and numerous grand openings. The Company's promotional lighting products are primarily marketed directly to customers throughout the world by a direct sales force.

Audiovisual Products

        The Company, through its division Strong Communications, is a full service audiovisual company established to meet the need for presentation equipment by hotels and convention centers. Strong Communications provides design consulting, rental services and equipment sales with offices in Orlando and Fort Lauderdale, Florida.

Restaurant Products

        The Company's restaurant product line consists of commercial food service equipment, principally pressure fryers and barbeque/slow roast ovens. The Company's pressure fryers account for the majority of its commercial food service equipment net sales. The Company recently introduced an open fryer to its food service line. The Company's restaurant product line is marketed under the Flavor-Crisp® and Flavor-Pit® trademarks. The Company's commercial food service equipment is supplemented by seasonings, marinades and barbeque sauces manufactured to the Company's specifications by various food product contractors.

        The Company sells its restaurant product line through dealers, who sell primarily to independent convenience store/fast food restaurant operators. The Company also sells its pressure fryers to equipment suppliers directly, on a private label basis, for resale to major chains such as Pathmark and Wal-Mart for use in their delicatessens and sit-down eateries. Sales to the Hobart Corporation represented approximately 22.2% of restaurant sales during the year ended December 31, 2001.

Sales, Marketing and Customer Service

        The Company markets and sells its products primarily through a network of over 200 domestic and international dealers to theatre exhibitors, sports arenas, amusement park operators and convenience/fast food stores. The Company also sells directly to end-users. The sales effort is supplemented by a small internal sales force. The Company services its customers in large part through the dealer network; however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. The Company's sales and marketing professionals in all four business segments have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

        For the year ended December 31, 1999 sales to National Cinema Supply and Regal Cinemas represented approximately 16% and 21%, of consolidated net revenues, respectively. During the years ended December 31, 2001 and 2000 no single customer represented 10% or more of the Company's revenues. However, the loss of one or several major customers could have a material adverse affect on the Company.

Backlog

        At December 31, 2001 and 2000, the Company had backlogs of $5.0 million and $6.5 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months, however these orders are subject to cancellation. These backlogs typically increase during the year to reflect increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Manufacturing

        The Company's manufacturing operations are primarily conducted at its Omaha, Nebraska manufacturing facility and its manufacturing facility in Fisher, Illinois. The Company's manufacturing operations at both locations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly, packaging and shipping. The Company believes the central locations of Omaha and Fisher has and will serve to reduce the Company's transportation costs and delivery times of products to the east and west coasts of the U.S. The Company's manufacturing strategy is to

(i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and (iv) use outside contractors as necessary to meet customer demand.

        The Company currently manufactures the majority of the components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products and its ability to customize products to customer specifications. The principal raw materials and components used in the Company's manufacturing processes include aluminum, electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality. The Company believes that its manufacturing capabilities, combined with its emphasis on customer service, have contributed to retaining strong customer relationships and developing new business opportunities.

Quality Control

        The Company believes that its design standards, quality control procedures, and the quality standards for the materials and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. The Company has implemented a quality control program for its theatre, lighting and restaurant product lines, which is designed to ensure compliance with the Company's manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company's products during various stages of production and assembly. However, the Company has experienced certain warranty issues with a "xenon switching power supply" as discussed in further detail in the warranty section of this document.

Warranty Policy

        The Company provides a warranty to end users of substantially all of its products, which generally covers a period of 12 months, but may be extended under certain circumstances and for certain products. Under the Company's warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements were approximately $465,000, $1,502,000 and $839,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The high level of expenses in 2000 and 1999 mainly relates to a particular model of "xenon switching power supply", which is a component of a complete motion picture projection system. Due to certain problems encountered in the field during 1999, the Company made a decision during 2000 to dispose of a number of these power supplies returned by customers instead of reworking and reselling them as used equipment. While there can be no assurance that future warranty issues will not arise relating to the problem discussed above or that other issues will not also arise, the Company believes it has taken the proper steps to limit future warranty exposure.

Research and Development

        The Company's ability to compete successfully depends, in part, upon its continued close work with its existing and new customers. The Company focuses its research and development efforts on the development of new products based on its customers' requirements. Research and development costs charged to operations amounted to approximately $497,000, $1,056,000 and $846,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The significant reduction in expense in 2001 relates primarily to the Company suspending funding for a research and development project with Lumavision Display, Inc. See the "Business Strategy" section of this document under the caption "Explore Digital Projection" for a further discussion.

Competition

        Although the Company is one of the leaders in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company's motion picture projection equipment include Christie Electric Corporation, Cinemeccanica SpA and Kinoton GmbH. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities. Certain of the Company's competitors for its motion picture projection equipment have significantly greater resources than the Company. In addition to existing motion picture equipment manufacturers, the Company may also encounter competition from new competitors, as well as from the development of new technology for alternative means of motion picture presentation. No assurance can be given that the equipment manufactured by the Company will not become obsolete as technology advances. For a further discussion of potential new competition, see the "Business Strategy" section of this document under the caption "Explore Digital Projection".

        The markets for the Company's long-range follow spotlights, other lighting, audiovisual and restaurant products are also highly competitive. The Company competes in the lighting and audiovisual industries primarily on the basis of quality, price and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and equipment design. Certain of the Company's competitors for its long-range follow spotlight, other lighting, audiovisual and restaurant products have significantly greater resources than the Company.

Patents and Trademarks

        The Company owns or otherwise has rights to numerous trademarks used in conjunction with the sale of its products. The Company does not currently own any patents. The Company believes its success will not be dependent upon patent or trademark protection, but rather upon its scientific and engineering "know-how" and research and production techniques.

Employees

        As of February 28, 2002 the Company had a total of 253 employees. Of these employees 186 were considered manufacturing or rental related, 3 were executive and 64 were considered sales and administrative. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

Environmental Matters

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and which burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

Stockholder Rights Plan

        On May 26, 2000 the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock at an exercise price of half the market price.

        During May 2001, BalCo Holdings L.L.C., an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad of Delaware, Inc. ("Canrad"), a subsidiary of ARC International Corporation. Ballantyne amended the Rights Plan to exclude this purchase. During October 2001, certain affiliates of the McCarthy Group Inc. purchased an additional 678,181 shares in Ballantyne bringing their collective holdings to 3,917,026 shares or a 31% stake in Ballantyne. The Rights Plan was further amended to exclude the October 3, 2001 purchase.

Executive Officers of the Company

        John P. Wilmers, age 57, has been CEO of the Company since March 1997 and a Director since 1995. Mr. Wilmers joined the Company in 1981 and has served in various positions in the Company including Executive Vice President of Sales from 1992 to 1997. Mr. Wilmers is a past President of the Theatre Equipment Association, a member of the Nebraska Variety Club and a sustaining member of the Society of Motion Picture and Television Engineers. Mr. Wilmers attended the University of Minnesota at Duluth.

        Brad J. French, age 49, joined the Company as the Controller in 1990 and was named Secretary and Treasurer in 1992. Mr. French was named Chief Financial Officer of the Company in January 1996. During 2000, Mr. French was also named the Company's Chief Operating Officer.    Prior to joining the Company, Mr. French held several accounting positions with UTBHL, Inc. (f/k/a Hanovia Lamp, Inc.), a subsidiary of Canrad, Inc. and Purolator Products, Inc. Mr. French earned a B.S. from Union College.

        Ray F. Boegner, age 52, has been Senior Vice President since 1997. Mr. Boegner joined the Company in 1985 and has acted in various sales roles. Prior to joining the Company, he served as Vice President of Marketing at Cinema Film Systems. Mr. Boegner earned a B.A. from Citrus College and a B.S. from the University of Southern California.

Item 2. Properties

        The Company's headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products, other than those for one of its wholly-owned subsidiaries, Design and Manufacturing, Inc. ("Design"). The Design subsidiary is located in Fisher, Illinois on 2.0 acres with a 31,600 square foot building. The Company leases sales and rental facilities for its audiovisual segment in Orlando and Ft. Lauderdale, Florida. The Company also leases a sales and service facility in Hong Kong. Through its wholly-owned subsidiary, Xenotech Strong, Inc., the Company leases a 24,500 square foot sales and rental facility in North Hollywood, California for the sale and rental of its specialty lighting products. Xenotech Strong, Inc. also leases a sales and rental facility in Orlando, Florida and one in Atlanta, Georgia.

Item 3. Legal Proceedings

        The Company is involved from time to time in litigation arising out of its operations in the normal course of business. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2001, no issues were submitted to a vote of stockholders.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is listed and traded on the OTC Bulletin Board under the symbol "BTNE". Prior to December 18, 2000, the Company had been trading on the NYSE under the symbol "BTN". The Company was delisted from the NYSE for failing to maintain the appropriate market capitalization and stockholders' equity requirements set by the NYSE. The following table sets forth the high and low per share sale price for the Common Stock as reported by the OTC Bulletin Board and the NYSE.

		High	Low
2001	First Quarter	$0.81	$0.36
	Second Quarter	0.90	0.30
	Third Quarter	0.90	0.42
	Fourth Quarter	0.65	0.42

2000	First Quarter	$6.50	3.63
	Second Quarter	3.75	2.0
	Third Quarter	2.69	0.94
	Fourth Quarter	1.13	0.13

1999	First Quarter	$11.0	7.0
	Second Quarter	8.81	5.88
	Third Quarter	7.88	4.75
	Fourth Quarter	6.75	4.88

        On February 28, 2002 the last reported per share sale price for the Common Stock was $0.63 and there were approximately 237 holders of record with an estimated 4,200 owners of the Company's Common Stock held in the name of nominees. As a result of trading on the OTC Bulletin Board, the trading market and prices for the Company's Common Stock may be adversely affected.

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

Item 6. Selected Financial Data(1)

	Years Ended December 31,
	2001	2000	1999	1998	1997
Statement of operations data
Net revenue	$41,323	47,672	86,143	75,057	70,205
Gross profit	4,812	7,676	25,197	23,554	20,725
Net income (loss)	$(4,053)	(3,926)	7,759	8,344	7,709
Net income (loss) per share
Basic	$(0.32)	(0.31)	0.62	0.59	0.56
Diluted	$(0.32)	(0.31)	0.59	0.57	0.52
Balance sheet data
Working capital	$21,150	21,637	34,401	31,002	27,403
Total assets	41,698	52,690	61,415	57,136	46,753
Total debt	1,750	8,870	10,438	12,276	242
Stockholders' equity	$31,972	36,009	39,863	34,615	35,623

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

        During the fourth quarter of 2001, the Company began breaking out audiovisual as a separate segment. As such, prior year amounts have been reclassified to conform with the 2001 presentation.

Critical Accounting Policies:

        The Company's accounting policies are disclosed in Note 2 to the consolidated financial statements in this Form 10-K. The more critical of these policies include the following:

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management estimates related to the Company's future manufacturing schedules, customer demand and the development of digital technology which could make the Company's theatre products obsolete, among other items.

Long-Lived Assets and Goodwill

        The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        During December 2001, the Board of Directors approved a plan to restructure Xenotech Strong, Inc. Pursuant to the plan, the Company intends on exiting certain rental activities in the North Hollywood and Los Angeles area and move operations to a smaller location. The Company recorded charges of approximately $600,000 and $115,000 in December relating to the impairment of certain fixed assets and goodwill, respectively.

Revenue Recognition

        The Company recognizes revenue from product sales upon shipment to the customer. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer. In accordance with accounting principles generally accepted in the United States of America, the recognition of these revenues is partly based on the Company's assessment of the probability of collection of the resulting accounts receivable balance. Additionally, costs of warranty service and product replacement are estimated and accrued at the time of sale or rental. As a result of these estimates, the timing or amount of revenue recognition may have been different if different assessments had been made at the time the transactions were recorded in revenue.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in the Company's consolidated statements of operations.

	Years Ended December 31,
	2001	2000	1999	1998	1997
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	88.4	83.9	70.8	68.6	70.5
Gross profit	11.6	16.1	29.2	31.4	29.5
Operating expenses	24.3	27.0	14.5	14.1	13.1
Income from operations	N/A	N/A	14.7	17.3	16.4
Net income	N/A	N/A	9.0	11.1	11.0

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

        Net revenues in 2001 decreased $6.4 million or 13.3% to $41.3 million from $47.7 million in 2000. As discussed in further detail below, the majority of the decrease relates to lower sales of theatre products. The following table shows comparative net revenues for theatre, lighting, audiovisual and restaurant products for the respective years:

	Year Ended December 31,
	2001	2000
Theatre	$30,292,642	$35,737,385
Lighting	5,416,660	6,061,837
Audiovisual	3,969,174	4,105,738
Restaurant	1,644,908	1,766,836

Total net revenues	$41,323,384	$47,671,796

Theatre Segment

        As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products which decreased $5.4 million or 15.2% from $35.7 million in 2000 to $30.3 million in 2001. In particular, sales of projection equipment decreased $5.1 million from $26.9 million in 2000 to $21.8 million in 2001. This decrease resulted from a continued downturn in the construction of new theatre screens in North America. Screen growth continues to be the main force behind the Company's theatre sales. The North American theatre exhibition industry has been experiencing a severe downturn due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres and deteriorating credit ratings in the industry. In particular, some theatre exhibition companies have filed for protection under federal bankruptcy laws. The bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In recent months, there have been indications that the industry is slowly recovering, as shown by higher theatre attendance and by certain theatre exhibitors already emerging from bankruptcy. While the Company feels the sharp decreases in theatre sales during 2001 and 2000 will subside, it is likely that 2002 sales will still be below those of 2001.

        Sales of theatre replacement parts were also impacted by the downturn in the theatre exhibition industry decreasing from $6.9 million in 2000 to $5.3 million in 2001. In particular, exhibitors are closing older theatres, which creates two problems from the Company's perspective. First, exhibitors are scrapping older projectors that normally require more repair than the newer ones in service and second; there are fewer projectors in service due to the theatre closings. The Company is also experiencing more competition for replacement part sales as other manufacturing firms, with ties to the theatre exhibition industry, attempt to find alternative revenue sources. Sales of lenses were also impacted by the theatre industry downturn decreasing approximately $0.4 million from $1.9 million in 2000 to $1.5 million in 2001. In its ongoing efforts to obtain more product lines, the Company began distributing xenon lamps in late 2000 through an exclusive distributorship agreement with Lighting Technologies International and generated sales of $1.7 million during 2001.

        Sales outside the United States (mainly theatre sales) were also lower in 2001 decreasing $1.5 million from $14.1 million in 2000 to $12.6 million in 2001. Sales to Canada decreased by $1.9 million as the problems in the theatre exhibition industry were felt throughout North America. Sales to Europe and Asia were also lower compared to the prior year due to less demand and to the strength of the dollar in certain countries making it more expensive to buy U.S. goods. This in turn created more competition from local manufacturers in those countries. The overall softness of foreign sales was somewhat offset by stronger sales to Mexico and Latin and South America as screen growth continues to improve in those regions.

Lighting Segment

        Sales and rentals in the lighting segment decreased $0.7 million from $6.1 million in 2000 to $5.4 million in 2001. Sales and rentals from the Company's entertainment lighting division in North Hollywood, California continued to be disappointing with revenues decreasing from $1.9 million in 2000 to $1.4 million in 2001. This division is being adversely affected by a weakened motion picture production economy in the Hollywood and Los Angeles area. In December 2001, the Company's Board of Directors approved a plan to reorganize certain activities relating to this division. In connection with the plan of reorganization, the Company incurred charges of approximately $0.7 million relating to the impairment and write-off of goodwill, rental equipment and other assets. The Company anticipates incurring other charges such as severance payments and relocation expenses relating to the reorganization in the first quarter of 2002.

        The Company's entertainment lighting division in Florida and Georgia generated $2.5 million in sales and rentals compared to $2.3 million a year ago. This division again sold certain high intensity searchlights used at the Kennedy Space Center in Cape Canaveral, Florida, generating approximately $1.2 million in 2001 compared to approximately $0.8 million in 2000. Subsequent to year-end, the Company was notified that an anticipated 2002 sale of these lights would not materialize due to governmental budget constraints. As such, 2002 lighting segment revenues are expected to fall well below 2001 levels.

        Sales of follow spotlights decreased approximately $0.4 million from $1.9 million in 2000 to $1.5 million in 2001 due to a combination of fewer arenas being constructed and increased competition.

Audiovisual

        Sales and rentals of audiovisual products decreased 3.3% to $4.0 million in 2001 from $4.1 in 2000, as a slowing economy coupled with the events of September 11, 2001 severely affected the convention and hotel industries in Ft. Lauderdale and Orlando, Florida. Hotel chains and convention centers are the primary customers for this segment. The Company feels it will take sometime for the industry to return to normal activity and most likely even longer for substantial growth to occur. Management continues to monitor this situation carefully and intends to consider options with respect to the segment.

Restaurant Segment

        Restaurant sales decreased approximately $0.2 million to $1.6 million in 2001 from $1.8 million in 2000 due to softer replacement part sales.

Gross Profit

        Overall, consolidated gross profit decreased $2.9 million to $4.8 million in 2001 from $7.7 million in 2000 and as a percentage of net revenues ("gross margin") decreased to 11.6% compared to 16.1% in 2000. The decrease mainly related to the theatre segment where gross profit decreased $1.9 million and where the gross margin decreased from 14.0% to 10.1% during 2001. The decreases were due in part to changes in product mix as theatre revenues consisted of fewer replacement part sales and more xenon lamp sales. Replacement part sales generally carry a higher margin than theatre projector sales while xenon lamp sales carry a significantly lower margin. Also contributing to the lower gross profit were negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to large manufacturing inefficiencies. To correct these problems, the Company has been and will continue reducing its cost structure and lowering inventory levels to increase labor utilization and absorb more manufacturing overhead.

        Gross profit in the lighting segment was lower by approximately $0.2 million compared to 2000 due to lower margins from rental activities related to a lack of sufficient rental revenues to cover certain fixed rental expenses at the Company's entertainment lighting unit in North Hollywood, California. As discussed earlier, the Company is reorganizing this unit.

        Gross profit in the audiovisual segment also decreased during the year from $1.7 million in 2000 to $1.0 million in 2001 due to a drop in rental revenues at a time when the segment was growing it's infrastructure. As such, the segment did not cover fixed costs in a profitable manner. The audiovisual segment is similar to the lighting segment in that a substantial amount of costs are fixed in the short-term. The Company is currently evaluating projected revenue levels to determine what level of cost reductions, if any, need to be made in 2002 to assure margins in sufficient amounts to make the segment profitable.

        Restaurant margins were flat at $0.2 million for both 2001 and 2000.

Operating Expenses

        Operating expenses decreased approximately $2.8 million compared to 2000 and as a percentage of net revenues, decreased to 24.3% in 2001 from 27.0% in 2000. Included in the 2001 expenses were special charges during the fourth quarter relating to goodwill impairment of approximately $0.1 million and an impairment of certain receivables from the Company's lens supplier of approximately $0.7 million. Included in the 2000 expenses were restructuring charges of approximately $0.7 million relating to personnel reductions, $0.5 million relating to a reserve set up for the default of a term loan to a former Chairman of the Board, and the impairment of approximately $1.2 million of receivables. After taking into consideration all the special charges for 2001 and 2000, normal and recurring operating expenses decreased approximately $1.2 million during 2001, due to a combination of the savings from personnel reductions and lower selling costs. The Company is continually aligning operating costs with projected future revenue and will continue this process until the appropriate levels have been achieved.

Other Financial Items

        As discussed earlier, the Company began the process of reorganizing its rental operation in North Hollywood, California during December 2001. To that end, the Company took a charge of approximately $0.6 million relating to the impairment of certain assets held for rental. This charge was included as part of loss on disposal of assets in the Company's consolidated statement of operations leaving a net loss on disposals of approximately $0.5 million.

        Net interest expense was approximately $0.3 million in 2001 compared to $1.0 million in 2000 due entirely to lower outstanding borrowings on the Company's credit facilities.

        The Company's effective tax rate for the income tax benefit for 2001 was 32.9% compared to 36.4% in 2000. The change in the tax rate resulted from the differing impact of permanent differences and to certain states that do not allow carrybacks of net operating losses. Net deferred tax assets were $1.3 million as of December 31, 2001. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of December 31, 2001.

        For the reasons outlined above, the Company experienced a net loss in 2001 of approximately $4.1 million compared to a net loss of $3.9 million in 2000. This translated into a net loss per share—basic and diluted of $0.32 per share in 2001 compared to a net loss per share—basic and diluted of $0.31 per share in 2000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

Revenues

        Net revenues for 2000 decreased $38.4 million or 44.7% to $47.7 million from $86.1 million for 1999. As discussed in further detail below, the majority of the decrease relates to substantially lower sales of theatre products. The following table shows comparative net revenues for theatre, lighting, audiovisual and restaurant products for the respective years:

	Year Ended December 31,
	2000	1999
Theatre	$35,737,385	$74,115,104
Lighting	6,061,837	7,136,854
Audiovisual	4,105,738	2,737,341
Restaurant	1,766,836	2,153,269

Total net revenues	$47,671,796	$86,142,568

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

Lighting Segment

        Sales and rentals in the lighting segment decreased $1.0 million from $7.1 million in 1999 to $6.1 million in 2000. Sales of spotlights decreased $0.3 million to $1.9 million in 2000 from $2.2 million in 1999. Sales and rentals of entertainment, promotional and architectural lighting products decreased $0.7 million to $4.2 million in 2000 from $4.9 million in 1999, as sales and rentals in the Los Angeles area continued to be lower than anticipated.

Audiovisual

        The increase in revenue of $1.4 million was due to increased market share in the audiovisual market in the central and southern Florida area known for its convention and hotel industry. Since the audiovisual division was started in 1998, the Company has been slowly increasing its infrastructure to grow it.

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

        Gross profit in the lighting segment decreased by $0.7 million during 2000. The decrease was due to lower margins from rental activities related to a lack of sufficient rental revenues to cover certain fixed rental expenses at the Company's entertainment lighting unit in North Hollywood, California. Margins on sales of spotlights, were also negatively impacted by the manufacturing inefficiencies and variances discussed earlier.

        Audiovisual gross profit rose to $1.7 million in 2000 compared to $1.2 million in 1999 due to higher rental revenues.

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

        The Company's effective tax rate for the income tax benefit year-to-date was 36.4% compared to 34.3% a year ago. The change in the tax rate resulted from the differing impact of permanent differences on the loss for the year compared to income a year ago.

        For the reasons outlined above, the Company experienced a net loss for the year of approximately $3.9 million compared to net income of $7.8 million in 1999. This translated into a net loss per share—basic and diluted of $0.31 per share in 2000 compared to net income per share—basic of $0.62 per share and net income per share—diluted of $0.59 per share in 1999.

Liquidity and Capital Resources

        On August 30, 2001, the Company entered into an $8.0 million revolving credit facility and a $1,875,000 term loan agreement with General Electric Capital Corporation ("GE Capital"). The new credit facilities replace a previous lending arrangement with Wells Fargo Bank Nebraska, N.A. The revolving credit facility (the "Revolver") provides for borrowings up to the lesser of $8.0 million or amounts determined by an asset-based lending formula, as defined (approximately $1.9 million was available for borrowings under the Revolver as of December 31, 2001). The Company pays interest on the Revolver at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 3.375% (5.395% at December 31, 2001). The Company also paid a fee of .25% on the unused portion of the Revolver. The Revolver matures on August 30, 2003 with the Company having two one-year renewal options. The $1,875,000 term loan provides for equal monthly principal payments of $31,250, with a balloon payment due on August 30, 2003 and provides for interest at the Index Rate plus 3.625% (5.645% at December 31, 2001).

        As of December 31, 2001, the Company had outstanding borrowings on the Revolver and the Term Loan of $0 and $1,750,000, respectively. The credit facilities contain restrictive covenants relating to restrictions on capital expenditures and also require that a "Fixed Charge Coverage Ratio" be above a certain percentage, as defined. All the Company's assets secure the credit facilities. In December 2001, the Company was notified by GE Capital that it was in technical default for failing to maintain the required Fixed Charge Coverage Ratio. The Company requested and obtained waivers for the default for the months of November and December 2001, respectively.

        On March 26, 2002, the Company amended it's credit facility with G.E. Capital. The terms contained in the credit facility are similar to those in the credit facility existing at December 31, 2001, except as follows: 1) the Revolver will provide for borrowings up to the lesser of $6.0 million (compared to $8.0 million previously) or amounts determined by an asset-based lending formula, as defined; 2) The asset-based lending formula was altered to reduce available borrowings through additional reserves of approximately $0.7 million; 3) the fixed charge ratio was altered and will be evaluated quarterly beginning with the first quarter of 2002; 4) the interest rate on the Revolver was changed to be the Index Rate plus 4.375% compared to 3.375% previously and 5) the fee on the unused portion of the Revolver will increase from .25% to .50%.

        Historically, the Company has funded its working capital requirements through cash flow generated by its operations and use of its revolving credit facilities. The Company anticipates that internally generated funds and borrowings available under the revolving credit facility will be sufficient to meet its working capital needs and planned 2002 capital expenditures of approximately $0.3 million. However, a future default of the Company's debt covenants could result in acceleration of the Company's obligations relating to the GE credit facility and subsequent foreclosure on the collateral securing these obligations. To counter this risk, the Company may need to secure alternative sources of financing which could result in a higher cost of capital and additional dilution to its stockholders. In the event that digital projection becomes a commercially viable product, the Company may also need to raise additional funds other than those available under a revolving credit facility in order to fully develop or market such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. See the "Business Strategy" section of this document under the caption "Explore Digital Projection" for a further discussion of digital projectors.

        Net cash provided by operating activities was $7.5 million in 2001 compared to $4.3 million in 2000. The increase in operating cash flow was due to cutbacks in inventory purchases and turning high inventory levels into cash as shown by a $7.7 million reduction in inventory during the year.

        Net cash used in investing activities was $0.5 million in 2001 compared to $1.4 million a year ago. Investing activities in both periods mainly reflect capital expenditures, which have decreased due to a general reduction of capital expenditures as part of the Company's cost cutting program.

        Net cash used in financing activities was $7.1 million in 2001 compared to $1.5 million a year ago. The decrease almost entirely relates to paying down debt.

Transactions with Related and Certain Other Parties

        The Company has disclosed the effects of transactions with related parties in Notes 8 and 9 to the consolidated financial statements. There were no other significant transactions with related and certain other parties.

Concentrations

        The Company's top ten customers accounted for approximately 40% of 2001 net revenues. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. Additionally, receivables from two theatre segment customers accounted for approximately 30% of consolidated accounts receivable at December 31, 2001. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Companys' business, financial condition and results of operations. Additionally sales of equipment outside the United States represented approximately 30.5% of consolidated revenues in 2001 and are expected to be higher in future years. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        The liquidity problems of the theatre exhibition industry also result in continued exposure to the Company. If conditions would substantially worsen, the Company may be unable to lower its cost structure quickly enough to counter the lost revenue. The Company has been able to pay down debt during the current downturn in large part by reducing inventory. While inventory levels are still higher than necessary, reductions similar to 2001 are not likely to be possible in future periods. To counter these risks, the Company has initiated a cost reduction program and is streamlining its manufacturing processes. The Company also has a strategy to find alternative product lines to become less dependent on the theatre exhibition industry. No assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

Hedging and Trading Activities

        The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars. In addition, the Company does not have any trading activities that include non-exchange traded contracts for at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

        The Company's off balance arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 11(d) to the consolidated financial statements and are summarized below along with the Company's other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-4 Years
Long-term debt	$1,750,000	$375,000	$1,375,000
Operating leases	902,636	438,024	464,612

Total contractual cash obligations	$2,652,636	$813,024	$1,839,612

        There are no other contractual obligations other than inventory and property and equipment purchases in the ordinary course of business.

Seasonality

        Generally, the Company's business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season. Because of the difficulties encountered in the theatre exhibition industry in 2001 and 2000, historical seasonality trends did not occur to the same degree as previous years.

Critical Suppliers

        The principal raw materials and components used in the Company's manufacturing processes include aluminum, electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

Environmental

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and which burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

Inflation and Changing Prices

        The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies, however, there can be no assurance that increases in raw material or component costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

        In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. The Company adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards did not impact the Company's consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of goodwill will be evaluated for impairment on a regular basis. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The annual reduction in expenses due to the discontinuance of goodwill amortization beginning in 2002 should approximate $216,000. The Company does not anticipate any further impacts, including any impairment charges, resulting from the adoption of this statement on the Company's financial position and results of operations.

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

        On October 3, 2001, the FASB issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived assets,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for the fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Securities and Exchange Releases

        During December 2001, the Securities and Exchange Commission ("SEC") issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

        During January 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." While the SEC intends to consider future rulemaking regarding the topics addressed in this statement and other topics covered by MD&A, the purpose of this statement was to suggest steps that issuers should consider in meeting their current disclosure obligations.

        The Company believes it has addressed all of the SEC's concerns through the disclosures in this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. In particular, the Company can be and was impacted by the recent downturn in the North American theatre exhibition industry in the form of lost revenues. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company's products less competitive in foreign markets. As stated above, the majority of the Company's foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.

        In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). Effective January 1, 2002, the Euro becomes the sole currency of the participating countries. The existing currencies are due to be completely removed from circulation on February 28, 2002. The Company's sole supplier of lenses is a German company and all purchases are denominated in Euro's. The Company has implemented necessary changes to accounting, operational and payment systems to accommodate the introduction of the Euro. The Company does not anticipate that the conversion will have a material impact on its business, financial condition and operating results.

        The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's debt. Assuming amounts remain outstanding on the Company's debt facilities, increases in interest rates would increase interest expense. At current amounts outstanding on these debt facilities, a one percent increase in the interest rate would increase interest expense by approximately $18,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

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

/s/ JOHN P. WILMERS John P. Wilmers President and Chief Executive Officer
/s/ BRAD FRENCH Brad French Secretary/Treasurer, Chief Financial Officer and Chief Operating Officer

Independent Auditors' Report

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.

        We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the Consolidated Financial Statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                      KPMG LLP

Omaha, Nebraska
February 16, 2002, except as
to Note 13, which is
March 26, 2002

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$2,168,136	$2,220,983
Accounts receivable (less allowance for doubtful accounts of $888,983 in 2001 and $1,034,989 in 2000)	8,024,963	8,447,856
Notes receivable	140,830	563,719
Inventories, net	14,998,505	22,720,499
Recoverable income taxes	1,652,215	1,554,853
Deferred income taxes	1,830,359	1,875,194
Other current assets	144,422	29,572

Total current assets	28,959,430	37,412,676
Notes receivable	201,000	—
Plant and equipment, net	9,828,349	12,324,366
Other assets, net	2,708,877	2,952,617

Total assets	$41,697,656	$52,689,659

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$375,000	$—
Notes payable to bank	—	8,870,000
Accounts payable	3,329,830	2,852,830
Accrued expenses	4,105,057	4,052,836

Total current liabilities	7,809,887	15,775,666
Deferred income taxes	541,091	905,007
Long-term debt, excluding current installments	1,375,000	—
Stockholders' equity:
Preferred stock, par value $.01 per share;
Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share;
Authorized 25,000,000 shares; issued 14,646,107 shares in 2001 and 14,610,477 Shares in 2000	146,461	146,105
Additional paid-in capital	31,749,751	31,734,787
Retained earnings	15,390,920	19,443,548

	47,287,132	51,324,440
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	31,971,678	36,008,986

Total liabilities and stockholders' equity	$41,697,656	$52,689,659

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Net revenues	$41,323,384	$47,671,796	$86,142,568
Cost of revenues	36,511,849	39,995,725	60,945,902

Gross profit	4,811,535	7,676,071	25,196,666
Operating expenses:
Selling	3,810,185	5,023,632	4,868,817
General and administrative	6,240,382	7,845,417	7,644,722

Total operating expenses	10,050,567	12,869,049	12,513,539

Income (loss) from operations	(5,239,032)	(5,192,978)	12,683,127
Interest income	23,913	25,173	27,209
Interest expense	(346,527)	(1,014,397)	(895,425)
Gain (loss) on disposal and impairment of assets, net	(476,531)	9,467	(792)

Income (loss) before income taxes	(6,038,177)	(6,172,735)	11,814,119
Income tax benefit (expense)	1,985,549	2,246,823	(4,055,170)

Net income (loss)	$(4,052,628)	$(3,925,912)	$7,758,949

Net income (loss) per share:
Basic	$(0.32)	$(0.31)	$0.62

Diluted	$(0.32)	$(0.31)	$0.59

Weighted average shares outstanding:
Basic	12,518,724	12,475,907	12,590,234

Diluted	12,518,724	12,475,907	13,149,869

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2001, 2000 and 1999

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 1998	$—	144,507	31,211,329	15,610,511	(12,351,106)	34,615,241
Net income	—	—	—	7,758,949	—	7,758,949
Issuance of 73,818 shares of common stock upon exercise of stock options	—	738	196,697	—	—	197,435
Issuance of 32,608 shares of common stock under the employees stock purchase plan	—	326	140,867	—	—	141,193
Income tax benefit related to stock option plans	—	—	114,150	—	—	114,150
Purchase of treasury stock	—	—	—	—	(2,964,348)	(2,964,348)

Balance at December 31, 1999	$—	145,571	31,663,043	23,369,460	(15,315,454)	39,862,620
Net loss	—	—	—	(3,925,912)	—	(3,925,912)
Issuance of 20,869 shares of common stock upon exercise of stock options	—	209	51,964	—	—	52,173
Issuance of 32,480 shares of common stock under the employees stock purchase plan	—	325	16,565	—	—	16,890
Income tax benefit related to stock option plans	—	—	3,215	—	—	3,215

Balance at December 31, 2000	$—	146,105	31,734,787	19,443,548	(15,315,454)	36,008,986
Net loss	—	—	—	(4,052,628)	—	(4,052,628)
Issuance of 35,630 shares of common stock under the employees stock purchase plan	—	356	14,964	—	—	15,320

Balance at December 31, 2001	$—	146,461	31,749,751	15,390,920	(15,315,454)	31,971,678

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(4,052,628)	$(3,925,912)	$7,758,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and notes	1,177,160	1,730,316	145,000
Depreciation of plant and equipment	2,509,212	2,392,501	2,071,428
Other amortization	327,828	430,887	437,643
Goodwill impairment	115,055	—	—
(Gain) loss on disposal and impairment of fixed assets	476,531	(9,467)	792
Deferred income taxes	(319,081)	(665,725)	88,787
Changes in assets and liabilities
Accounts and notes receivable	(532,378)	5,926,988	1,523,978
Inventories	7,721,994	3,489,932	(4,776,036)
Other current assets	(114,850)	(5,731)	(480,230)
Accounts payable	477,000	(3,868,862)	202,231
Accrued expenses	52,221	614,951	937,271
Current income taxes	(97,362)	(1,771,137)	(419,160)
Other assets	(199,143)	(88,339)	(46,593)

Net cash provided by operating activities	7,541,559	4,250,402	7,444,060

Cash flows from investing activities:
Capital expenditures	(705,555)	(1,785,581)	(2,698,437)
Proceeds from disposal of equipment	215,829	397,887	2,500

Net cash used in investing activities	(489,726)	(1,387,694)	(2,695,937)

Cash flows from financing activities:
Proceeds from long-term debt	1,875,000	—	—
Payments on long-term debt	(125,000)	(68,877)	—
Net payments on line of credit	(8,870,000)	(1,499,000)	(1,860,000)
Proceeds from employee stock purchase plan	15,320	16,890	141,193
Proceeds from exercise of stock options	—	52,173	197,435
Purchase of common stock for treasury	—	—	(2,964,348)

Net cash used in financing activities	(7,104,680)	(1,498,814)	(4,485,720)

Net increase (decrease) in cash and cash equivalents	(52,847)	1,363,894	262,403
Cash and cash equivalents at beginning of year	2,220,983	857,089	594,686

Cash and cash equivalents at end of year	$2,168,136	$2,220,983	$857,089

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2001, 2000 and 1999

1.    Company

        Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries, Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems, audiovisual equipment and restaurant products. The Company's products are distributed worldwide through a domestic and international dealer network and are sold or rented to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets, convenience stores, hotels and convention centers.

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

b.
Stock Dividend and Splits

        The Company's Board of Directors declared a 5% stock dividend of the Company's Common Stock on January 28, 1999. The stock dividend was payable March 1, 1999 to shareholders of record on February 15, 1999. The stock dividend resulted in the issuance of 601,455 shares of Common Stock. The dividend was accounted for as if it occurred on December 31, 1998. Unless otherwise noted, share and per share data reflect the stock dividend as of the earliest period presented.

c.
Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

d.
Goodwill

        The Company capitalizes and includes in other assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions ("goodwill"). Goodwill is stated at cost less accumulated amortization and is being amortized using the straight-line method over the periods to be benefited, 3 to 25 years. Accumulated amortization as of December 31, 2001 and 2000 amounted to $1,253,524 and $1,178,927, respectively. The balance of goodwill included in other assets, net of accumulated amortization, was $2,467,219 and $2,868,494 as of December 31, 2001 and 2000, respectively. The Company assesses and recognizes any deficiency of the recoverability of goodwill by determining whether the asset balance can be recovered through discounted cash flows of the acquired operations. An impairment is recognized when these cash flows are lower than the goodwill's remaining balance.

        In December 2001, the Board of Directors approved a plan to reorganize certain activities relating to Xenotech Strong, Inc. In connection with the reorganization, it was determined the goodwill associated with certain activities was impaired and the remaining balance of approximately $115,000 was written off. The write-off was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the value of the goodwill. For a further discussion of goodwill, refer to Note 2(r) to these consolidated financial statements.

e.
Plant and Equipment

        Significant expenditures for the replacement or expansion of plant and equipment are capitalized. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes estimated useful lives range from 3 to 20 years. The Company generally uses accelerated methods of depreciation for income tax purposes.

f.
Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

g.
Revenue Recognition

        The Company recognizes revenue from product sales upon shipment to the customer. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer.

h.
Research and Development

        Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $497,000, $1,056,000 and $846,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

i.
Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $836,000, $1,115,000 and $1,160,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

j.
Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instruments could be exchanged into a current transaction between willing parties. Cash and cash equivalents, accounts and notes receivable, debt, notes payable to bank and accounts payable reported in the consolidated balance sheets equal or approximate fair values.

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

m.
Earnings (loss) Per Common Share

        Net income (loss) per share—basic has been computed on the basis of the weighted average number of shares of Common Stock outstanding. Net income (loss) per share—diluted has been computed on the basis of the weighted average number of shares of Common Stock outstanding after giving effect to potential common shares from dilutive stock options. Net income per share—diluted includes an increase in weighted average shares outstanding for dilutive stock options of 559,635 for the year ended December 31, 1999. Because the Company reported net losses for the years ended December 31, 2001 and 2000, respectively, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income for these years, there would have been 72,413 and 35,501 additional shares respectively in the calculation of net loss per share—diluted.

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

o.
Long-Lived Assets

        The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        During December 2001, the Board of Directors approved a plan to restructure Xenotech Strong, Inc. Pursuant to the plan, the Company intends on exiting certain rental activities in the North Hollywood and Los Angeles area and move operations to a smaller location. The Company recorded a charge of approximately $600,000 in December relating to the impairment of certain fixed assets.

p.
Comprehensive Income

        The Company's comprehensive income consists solely of net income (loss). The Company had no other comprehensive income for the years ended December 31, 2001, 2000 and 1999.

q.
Reclassification

        Certain amounts of a minor nature in the accompanying financial statements and notes thereto have been reclassified to conform to the 2001 presentation.

r.
Recently Issued Accounting Pronouncements

        In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. The Company adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards did not impact the Company's consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of goodwill will be evaluated for impairment on a regular basis. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The annual reduction in expenses due to the discontinuance of goodwill amortization beginning in 2002 should approximate $216,000. The Company does not anticipate any further impacts, including any impairment charges, resulting from the adoption of this statement on the Company's financial position and results of operations.

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

        On October 3, 2001, the FASB issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived assets,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for the fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

3.    Inventories

        Inventories consist of the following:

	December 31,
	2001	2000
Raw materials and components	$12,684,754	$17,511,888
Work in process	1,014,896	1,895,789
Finished goods	1,298,855	3,312,822

	$14,998,505	$22,720,499

        The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $2,400,000 and $2,200,000 as of December 31, 2001 and 2000, respectively.

4.    Plant and Equipment

        Plant and equipment include the following:

	December 31,
	2001	2000
Land	$343,500	$343,500
Buildings and improvements	4,636,782	4,430,075
Machinery and equipment	12,705,342	14,620,247
Office furniture and fixtures	1,840,171	1,847,726
Construction in process	12,231	98,511

	19,538,026	21,340,059
Less accumulated depreciation	9,709,677	9,015,693

Net plant and equipment	$9,828,349	$12,324,366

5.    Notes Payable to Bank

        On August 30, 2001, the Company entered into an $8.0 million revolving credit facility and a $1,875,000 term loan agreement with General Electric Capital Corporation ("GE Capital"). The new credit facilities replace a previous lending arrangement with Wells Fargo Bank Nebraska, N.A. The revolving credit facility (the "Revolver") provides for borrowings up to the lesser of $8.0 million or amounts determined by an asset-based lending formula, as defined (approximately $1.9 million was available for borrowings under the Revolver as of December 31, 2001). The Company pays interest on the Revolver at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 3.375% (5.395% at December 31, 2001). The Company also pays a fee of .25% on the unused portion of the Revolver. The Revolver matures on August 30, 2003 with the Company having two one-year renewal options. The $1,875,000 term loan provides for equal monthly principal payments of $31,250, with a balloon payment due on August 30, 2003 and provides for interest at the Index Rate plus 3.625% (5.645% at December 31, 2001).

        As of December 31, 2001, the Company had outstanding borrowings on the Revolver and the term loan of $0 and $1,750,000, respectively. The credit facilities contain restrictive covenants relating to restrictions on capital expenditures and also require that a "Fixed Charge Coverage Ratio" be above a certain percentage, as defined. All the Company's assets secure the credit facilities. In December 2001, the Company was notified by GE Capital that it was in technical default for failing to maintain the required Fixed Charge Coverage Ratio. The Company requested and obtained waivers for the default for the months of November and December 2001. See Note 13 to these consolidated financial statements for a discussion regarding the Company amending the credit facilities in 2002.

6.    Income Taxes

        The provisions for income tax benefit (expense) consist of:

	Years Ended December 31,
	2001	2000	1999
Current:
Federal benefit (expense)	$1,548,719	$1,478,274	$(3,674,213)
State benefit (expense)	130,000	137,000	(271,000)
Foreign expense	(12,251)	(34,176)	(21,170)
Deferred	319,081	665,725	(88,787)

	$1,985,549	$2,246,823	$(4,055,170)

        Actual tax (expense) benefit differs from the "expected" tax (expense) benefit (computed by applying the U.S. Federal corporate tax rate of 34% to income (loss) before income taxes) as follows:

	Years Ended December 31,
	2001	2000	1999
Computed "expected" tax benefit (expense)	$2,052,980	$2,098,730	$(4,016,800)
State income taxes, net of federal effect	85,800	90,420	(178,860)
Non-deductible amortization	(16,356)	(16,356)	(16,356)
Foreign sales corporation benefit	—	—	59,840
Other	(136,875)	74,029	97,006

	$1,985,549	$2,246,823	$(4,055,170)

        Deferred tax assets and the deferred tax liability were comprised of the following:

	December 31,
	2001	2000
Deferred tax assets:
Inventory reserves	$860,299	$863,539
Uncollectible receivable reserves	313,532	521,896
State net operating loss carryforwards	130,000	—
Other	812,192	548,608

Total deferred tax assets	2,116,023	1,934,043
Deferred tax liabilities:
Depreciation	767,534	963,856
Other	59,221	—

Total deferred tax liabilities	826,755	963,856

Net deferred tax asset	$1,289,268	$970,187

        There was no valuation allowance for deferred tax assets as of December 31, 2001 or 2000. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of deferred tax assets as of December 31, 2001. As of December 31, 2001, the Company had state net operating loss carryforwards available to offset future state taxable income which are set to expire beginning in 2006 and thereafter.

        Deferred tax assets and liabilities are included in the accompanying consolidated balance sheets based on their classification as current or long-term as follows:

	December 31,
	2001	2000
Current deferred tax assets	$1,830,359	$1,875,194
Long-term deferred tax liability	541,091	905,007

Net deferred tax asset	$1,289,268	$970,187

7.    Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2001	2000	1999
Interest paid	$336,903	$1,014,397	$895,425

Income taxes paid	$41,980	$190,039	$4,385,543

8.    Related Party Transactions

        During 2000, the Company and Canrad of Delaware, Inc. ("Canrad") mutually terminated a management service agreement between the two companies. Management fees paid to Canrad were

$75,000 and $150,000 for the years ended December 31, 2000 and 1999, respectively. Canrad formerly owned approximately 3.2 million shares of the Company's Common Stock.

        On June 24, 2000 the former Chairman of the Board of the Company (the "Former Chairman") defaulted on a term loan from the Company. The Company is pursuing collection of the defaulted loan however, due to the uncertainty regarding the ultimate recovery of the note, the Company recorded a charge in the amount of $511,744, which included unpaid principal and interest at that time. This charge is included in general and administrative expenses for the year ended December 31, 2000.

        Also during 2000, the Company terminated a consulting agreement with the Former Chairman. Consulting fees paid by the Company were $33,333 and $100,000 for the years ended December 31, 2000 and 1999, respectively.

9.    Stockholder Rights Plan

        On May 26, 2000 the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of Common Stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne Common Stock or announces a tender offer for 15 percent or more of Ballantyne's Common Stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company's Common Stock at an exercise price of half the market price.

        During May 2001, BalCo Holdings L.L.C., an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad of Delaware, Inc. ("Canrad"), a subsidiary of ARC International Corporation. Ballantyne amended the Rights Plan to exclude this purchase. On October 3, 2001, Ballantyne announced that certain affiliates of the McCarthy Group Inc. purchased an additional 678,181 shares in Ballantyne bringing their collective holdings to 3,917,026 shares or a 31% stake in Ballantyne. The Rights Plan was further amended to exclude the October 3, 2001 purchase.

10.  Common Stock

a.
Option Plans

        The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan for employees, ("1995 Stock Option Plan"), a 1995 Non-Employee Directors Non-Incentive Stock Option Plan and a 2001 Non-Employee Directors Stock Option Plan (the "Plans"). A total of 1,573,696 shares of Ballantyne Common Stock have been reserved for issuance pursuant to these Plans at December 31, 2001. The 1995 Stock Option Plan provides for the granting of incentive and non-incentive stock options while the 1995 and 2001 Non-employee Directors Stock Option Plans provide for the granting of non-incentive stock options only. The purpose of the 2001 Non-Employee Directors Stock Option Plan was to enable the Company to grant options to purchase Company stock to its non-employee directors in lieu of all or part of the cash retainer otherwise paid to them for service on the Board. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne Common Stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424 (d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne Common Stock on the date of grant.

        Information as to shares subject to stock option plans is as follows:

	Number of Options	Exercise Price Per Option	Weighted Average Exercise Price
Options outstanding at December 31, 1998	1,090,267	$2.50 - 11.94	$6.38
Granted	28,875	8.16 - 9.24	8.43
Exercised	(73,818)	2.50 - 2.69	2.67
Forfeited	(8,024)	11.94	11.94

Options outstanding at December 31, 1999	1,037,300	$2.50 - 11.94	$6.65
Granted	230,250	$0.36 - 2.53	0.81
Exercised	(20,869)	2.50	2.50
Forfeited	(35,832)	2.50	2.50

Options outstanding at December 31, 2000	1,210,849	$0.36 - 11.94	$5.56
Granted	194,309	$0.68	0.68
Exercised	—	—	—
Forfeited	(376,093)	2.50 - 11.94	7.41

Options outstanding at December 31, 2001	1,029,065	$0.36 - 11.94	$4.03

Exercisable options at December 31, 2001	802,035	$0.36 - 11.94	$5.02

	Options outstanding at December 31, 2001			Exercisable at December 31, 2001
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.36 to 0.68	377,310	6.67	$0.52	150,280	6.32	$0.55
$2.50 to 2.53	339,380	3.64	$2.51	339,380	3.64	$2.51
$7.30 to 11.94	312,375	5.23	$9.91	312,375	5.23	$9.91

$0.36 to 11.94	1,029,065	5.23	$4.03	802,035	4.76	$5.02

        In addition to those options granted above, the Company has granted certain contractual stock options which were not granted pursuant to any plan. During 2000, the Company granted 50,000 contractual stock options to an outside director for consulting services provided to the Company. The options are 100% vested and can be exercised at a price of $1.04. In accordance with SFAS No. 123, the Company recorded approximately $34,000 of expense during the year ended December 31, 2000 relating to this grant. During 2001, the Company granted 100,000 stock options to the Company's new Chairman of the Board. These options are 100% vested and can be exercised at a price of $0.49. In accordance with APB No. 25, there was no compensation expense related to these options in 2001.

b.
Employee Stock Purchase Plan

        During 2000, the Company's 1995 Employee Stock Purchase Plan expired and the 2000 Employee Stock Purchase Plan (the "Plan") was subsequently adopted by the Board of Directors and the Company's stockholders. The Plan provides for the purchase of shares of Ballantyne Common Stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne Common Stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. During the years ended December 31, 2001, 2000 and 1999, the Company issued 35,630, 32,480 and 32,608 shares of Common Stock to employees under the Plan, respectively. At December 31, 2001 464,370 shares of Common Stock remained available for issuance under the Plan.

c.
Accounting for Stock-Based Compensation

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans and certain contractual stock options and the exercise price of all options issued have equaled the market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for any of the aforementioned stock compensation plans. Had compensation cost for the Company's stock compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Years ended December 31,
	2001	2000	1999
Net income (loss)
As reported	$(4,052,628)	$(3,925,912)	$7,758,949
Pro forma	$(4,157,186)	$(4,120,492)	$7,510,743
Basic net income (loss) per share
As reported	$(0.32)	$(0.31)	$0.62
Pro forma	$(0.33)	$(0.33)	$0.60
Diluted net income (loss) per share
As reported	$(0.32)	$(0.31)	$0.59
Pro forma	$(0.33)	$(0.33)	$0.57

        The average fair value of the options granted in 2001, 2000 and 1999 was $0.44, $0.58 and $5.59, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	Years ended December 31,
	2001	2000	1999
Risk-free interest rate	5.07%	5.11%	6.34-6.56%
Dividend yield	0%	0%	0%
Expected volatility	89.5%	76.1%	73.1%
Expected life in years	4-10	4-10	4-10

11.  Commitments, Contingencies and Concentrations

a.
Profit Sharing Plan

        The Company has in place a profit sharing plan for key management employees. Amounts due pursuant to the plan are based upon the attainment of specific operating levels that are established by the Board of Directors. Amounts charged to operations pursuant to the profit sharing plan amounted to $863,635 for the year ended December 31, 1999. No amounts were due for the years ended December 31, 2001 and 2000, respectively.

b.
Retirement Plans

        The Company sponsors a defined contribution 401-K plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 6% of their compensation. The Company will match 50% of the amount deferred. The employees may also defer an additional amount of up to 9% of their compensation for the year with no matching contribution. The contributions made to the Plan by the Company for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $200,000, $255,000 and $296,000, respectively.

c.
Concentrations

        For the year ended December 31, 1999, sales to National Cinema Supply and Regal Cinemas represented approximately 16% and 21% of consolidated net revenues, respectively. During the years ended December 31, 2001 and 2000 no single customer represented 10% or more of the Company's revenues. However, the loss of one or several of the Company's major customers could have a material adverse affect on the Company.

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

        Sales to foreign countries were approximately $12,600,000, $14,100,000 and $16,500,000 for 2001, 2000 and 1999, respectively. These sales were principally to customers in Mexico, Latin America, Canada, Europe and Asia. To minimize credit risk, the Company generally requires sales to foreign customers be guaranteed by letter of credit or are shipped C.O.D., unless there is a long-standing relationship with a particular foreign customer.

d.
Leases

        The Company and its subsidiaries lease certain office facilities, autos and equipment under operating leases expiring through 2006. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Aggregate minimum rental commitments for leases having non-cancelable lease terms of more than one year are as follows: 2002—$438,024; 2003—$209,610; 2004—$118,760; 2005—$99,034 and 2006—$37,208.

        The Company and the landlord for its North Hollywood rental facility reached an agreement to amend the real estate lease between the two parties. In accordance with the amendment, the lease term will terminate on the earlier of September 30, 2002 or forty-five days after the landlord has given notice of the premises being leased to a new tenant. Assuming the Company leases the facility through September 30, 2002, it will incur lease payments of $92,610. These payments are included in the schedule of lease payments shown above.

e.
Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2001 and 2000 are included in accrued expenses in the accompanying consolidated balance sheet.

f.
Litigation

        The Company is involved in certain pending litigation arising under the normal course of business. Management believes the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company.

g.
Environmental

        The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company which previously owned the property and that burned down in 1965.

        Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne is able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

12.  Notes Receivable

        During 2001, the Company determined that certain notes and credits for returned lenses due from Isco-Optic GmbH ("Isco-Optic") were impaired. Isco-Optic is the Company's sole supplier of lenses. The Company was subsequently notified in January 2002 that certain assets of ISCO-Optic had been transferred to Optische Systems Gottingen ISCO-Optic AG ("Optische Systems"). Optische Systems has agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002 as payment for its debt to Ballantyne. The notes receivable from Optische Systems on the accompanying consolidated balance sheet of approximately $342,000 was based on calculating the present value of the expected payments over the fifteen month term. The present value of payments that extended beyond twelve months were included as a non-current receivable and amounted to $201,000. The difference between the original amount due (approximately $1,007,000) and the present value of the expected payment was charged to operations in the amount of approximately $665,000 and included in general and administrative expenses.

13.  Subsequent Event

        On March 26, 2002, the Company amended its credit facility with G.E. Capital. The terms contained in the credit facility are similar to those in the credit facility existing at December 31, 2001, except as follows: 1) the Revolver will provide for borrowings up to the lesser of $6.0 million (compared to $8.0 million previously) or amounts determined by an asset-based lending formula, as defined; 2) The asset-based lending formula was altered to reduce available borrowings through additional reserves of approximately $0.7 million; 3) the fixed charge ratio was altered and will be evaluated quarterly beginning with the first quarter of 2002; 4) the interest rate on the Revolver was changed to be the Index Rate plus 4.375% compared to 3.375% previously and 5) the fee on the unused portion of the Revolver will increase from .25% to .50%.

14.  Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        The Company's operations are conducted principally through four business segments: Theatre, Lighting, Audiovisual and Restaurant. During the fourth quarter of 2001 the Company began breaking out audiovisual as a separate segment. As such, amounts for the years ended December 31, 2000 and 1999 have been reclassified to conform with the 2001 presentation. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The audiovisual segment includes the sale and rental of audiovisual presentation equipment to the hotel and convention industries. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	2001	2000	1999
Net revenue
Theatre	$30,292,642	$35,737,385	$74,115,104
Lighting
Sales	4,049,222	4,314,730	5,184,480
Rentals	1,367,438	1,747,107	1,952,374

Total lighting	5,416,660	6,061,837	7,136,854
Audiovisual
Sales	1,022,524	934,095	773,605
Rentals	2,946,650	3,171,643	1,963,736

Total audiovisual	3,969,174	4,105,738	2,737,341
Restaurant	1,644,908	1,766,836	2,153,269

Total revenue	$41,323,384	$47,671,796	$86,142,568

Gross profit
Theatre	$3,062,937	$5,003,027	$22,157,511
Lighting
Sales	1,077,710	1,039,204	1,720,135
Rental	(533,538)	(321,460)	(336,690)

Total lighting	544,172	717,744	1,383,445
Audiovisual
Sales	114,754	173,936	140,633
Rentals	873,938	1,550,561	1,020,574

Total audiovisual	988,692	1,724,497	1,161,207
Restaurant	215,734	230,803	494,503

Total gross profit	4,811,535	7,676,071	25,196,666
Operating expenses	10,050,567	12,869,049	12,513,539

Operating income (loss)	(5,239,032)	(5,192,978)	12,683,127
Interest expense, net	(322,614)	(989,224)	(868,216)
Gain (loss) on disposal of assets	(476,531)	9,467	(792)

Income (loss) before taxes	$(6,038,177)	$(6,172,735)	$11,814,119

Identifiable assets
Theatre	$35,058,198	$44,061,160	$52,759,528
Lighting	3,437,870	4,620,989	5,183,765
Audiovisual	2,096,820	2,809,081	2,075,022
Restaurant	1,104,768	1,198,429	1,396,528

Total	$41,697,656	$52,689,659	$61,414,843

Expenditures on capital equipment
Theatre	$241,305	$855,845	$1,454,487
Lighting	65,662	251,531	539,866
Audiovisual	398,588	678,205	704,084
Restaurant	—	—	—

Total	$705,555	$1,785,581	$2,698,437

Depreciation and amortization
Theatre	$1,546,178	$1,611,230	$1,440,970
Lighting	687,553	759,104	738,093
Audiovisual	603,309	453,054	330,008
Restaurant	—	—	—

Total	$2,837,040	$2,823,388	$2,509,071

Summary by Geographical Area

	2001	2000	1999
Net revenue
United States	$28,701,504	$33,619,341	$69,613,541
Canada	942,606	2,880,608	5,338,109
Asia	4,165,820	4,737,369	4,355,419
Mexico	1,921,741	754,586	1,224,104
Europe	3,232,737	4,152,852	4,159,848
Other	2,358,976	1,527,040	1,451,547

Total	$41,323,384	$47,671,796	$86,142,568

Identifiable assets
United States	$40,551,648	$51,557,861	$60,570,993
Asia	1,146,008	1,131,798	843,850

Total	$41,697,656	$52,689,659	$61,414,843

        Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

15.  Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2001, 2000 and 1999:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001:
Net revenue	$11,586,847	10,378,487	10,977,920	8,380,130
Gross profit	1,554,907	1,104,889	956,011	1,195,728
Net loss	(464,073)	(939,216)	(846,433)	(1,802,906)
Basic loss per share	(0.04)	(0.08)	(0.07)	(0.14)
Diluted loss per share	(0.04)	(0.08)	(0.07)	(0.14)
Stock Price
High	0.81	0.90	0.90	0.65
Low	0.36	0.30	0.42	0.42
2000:
Net revenue	$11,849,586	15,298,514	10,362,348	10,161,348
Gross profit	2,477,880	2,255,826	1,624,464	1,317,901
Net loss	(808,939)	(669,963)	(1,066,937)	(1,380,073)
Basic loss per share	(0.06)	(0.05)	(0.09)	(0.11)
Diluted loss per share	(0.06)	(0.05)	(0.09)	(0.11)
Stock Price
High	6.50	3.75	2.69	1.13
Low	3.63	2.0	0.94	0.13
1999:
Net revenue	$20,197,020	21,303,110	21,623,624	23,018,814
Gross profit	6,179,687	6,200,030	6,315,315	6,501,634
Net income	1,836,552	1,823,192	1,644,929	2,454,276
Basic earnings per share	0.14	0.14	0.13	0.20
Diluted earnings per share	0.14	0.14	0.13	0.19
Stock Price
High	11.0	8.81	7.88	6.75
Low	7.0	5.88	4.75	4.88

        During the fourth quarter of 2001, the Company incurred special charges relating to receivable, fixed asset and goodwill impairments of approximately $0.9 million, $0.6 million and $0.1 million, respectively.

        Earnings (loss) per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total for the year.

Schedule II

Ballantyne Of Omaha, Inc.
and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning— of year	Charged to costs and expenses	Amounts Written off(1)	Balance at end of year
Allowance for doubtful accounts and notes
Year ended December 31, 2001—
Allowance for doubtful accounts	$1,034,989	1,177,160	1,323,166	888,983

Year ended December 31, 2000—
Allowance for doubtful accounts	$526,221	1,230,316	721,548	1,034,989

Year ended December 31, 1999—
Allowance for doubtful accounts	$396,785	145,000	15,564	526,221

Inventory reserves
Year ended December 31, 2001—
Inventory reserves	$2,201,431	1,637,593	1,433,068	2,405,956

Year ended December 31, 2000—
Inventory reserves	$1,085,753	1,453,567	337,889	2,201,431

Year ended December 31, 1999—
Inventory reserves	$1,103,995	646,950	665,192	1,085,753

Warranty reserves
Year ended December 31, 2001—
Warranty reserves	$690,963	465,151	112,375	1,043,739

Year ended December 31, 2000—
Warranty reserves	$301,328	1,502,321	1,112,686	690,963

Year ended December 31, 1999—
Warranty reserves	$175,983	838,705	713,360	301,328

(1)
The deductions from reserves are net of recoveries

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION—Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, under the caption EXECUTIVE COMPENSATION and REPORT ON EXECUTIVE COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, under the captions GENERAL AND ELECTION OF DIRECTORS.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, under the captions CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	The following documents are filed as part of this report
	1.	Financial Statements:
An Index to the Financial Statements filed as a part of this Item 8.
	2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts is included on page 48.
Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.
b.	Reports on Form 8-K filed for the three months ended December 31, 2001:
	1.	None.
c.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K):
3.1	Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the "Form S-1").
3.1.1	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws of the Company as amended through August 24, 1995 (incorporated by reference to Exhibit 3.2 to the Form S-1).
3.2.1	First Amendment to Bylaws of the Company dated December 12, 2001.•
3.3
Stockholder Rights Agreement dated May 25, 2000 between the Company and Mellon Investor Services L.L.C. (formerly ChaseMellon Shareholder Services L.L.C.) (incorporated by reference to Exhibit 1 to the Form 8-A12B as filed on May 26, 2000).
3.3.1
First Amendment dated April 30, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services L.L.C. as Rights Agent. (incorporated by reference to the Form 8-K as filed on May 7, 2001).
3.3.2
Second Amendment dated July 25, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent. (incorporated by reference to Exhibit 3.3.2 to the Form 10-Q for the quarter ended September 30, 2001).
3.3.3
Third Amendment dated October 2, 2001 to Rights Agreement dated as of May 25, 2001 between the Company and Mellon Investor Services, L.L.C. as Rights Agent. (incorporated by reference to Exhibit 3.3.3 the Form 10-Q for the quarter ended September 30, 2001).
4.1	Loan Agreement dated August 30, 2001 between the Company and General Electric Capital Corporation, ("GE Capital") (incorporated by reference to the Form 10-Q for the quarter ended September 30, 2001).
4.1.1	First Waiver dated as of January 9, 2002 to Loan Agreement dated August 30, 2001 between the Company and GE Capital.•

4.1.2	Second Waiver, dated as of March 12, 2002 to the Loan Agreement dated August 30, 2001 between the Company and GE Capital.•
4.1.3.	First Amendment dated as of March 26, 2002 to the Loan Agreement dated August 30, 2001 between the Company and GE Capital.•
10.7	Form of 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Form S-1).*
10.7.1	First Amendment to the 1995 Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the quarter ended June 30, 1997).*
10.7.2	Second Amendment to the 1995 Stock Option Plan (incorporated By reference to Exhibit 10.17 to the Form 10-Q for the quarter ended June 30, 1998).*
10.7.3	Third Amendment to the Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1999).*
10.7.4	Fourth Amendment to the 1995 Stock Option Plan.•*
10.8	1995 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 1996).*
10.8.1	First Amendment to the 1995 Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1998).*
10.8.2	Second Amendment to 1995 Outside Directors' Stock Option Plan, (incorporated by reference to Exhibit 10.8.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.8.3	Third Amendment to the 1995 Outside Director's Stock Option Plan.•*
10.8.4	Form of 2001 Non-Employee Director's Stock Option Plan. (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.8.6	First Amendment to the 2001 Non-Employee Director's Stock Option Plan.•*
10.9.1	Form of 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.11	Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Form S-1).*
10.11.1	Amendment to the Profit Sharing Plan (incorporated by reference to Exhibit 10.11.1 to the 1996 Form 10-K).*
11	Computation of net earnings (loss) per share.•
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:
Name		Jurisdiction of Incorporation

a.	Strong Westrex, Inc.	Nebraska
b.	Xenotech Rental Corp.	Nebraska
c.	Design & Manufacturing, Inc.	Nebraska
d.	Xenotech Strong, Inc.	Nebraska
23	Consent of KPMG LLP•

*
Management contract or compensatory plan.
•
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS John Wilmers, President Chief Executive Officer, and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer Chief Financial Officer and Chief Operating Officer
Date: March 28, 2002		Date: March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II, Chairman of the Board
Date: March 28, 2002
By:	/s/ LEE SEIDLER Lee Seidler, Director
Date: March 28, 2002
By:	/s/ MARSHALL GELLER Marshall Geller, Director
Date: March 28, 2002
By:	/s/ RONALD H. ECHTENKAMP Ronald H. Echtenkamp, Director
Date: March 28, 2002

Directors and Officers	Shareholder Information
OFFICERS	SHARES TRADED

John Wilmers
    President and Chief Executive Officer
 Brad French
     Secretary/Treasurer,
    Chief Financial Officer and
    Chief Operating Officer
 Ray Boegner
     Senior Vice-President
 DIRECTORS
 William F. Welsh, II (1)(2)
     Chairman
    Chairman of Election Systems & Software
 Ronald H. Echtenkamp (1)(2)
     Former President and Chief Executive Officer
 Marshall S. Geller
     Chairman and Chief Executive Officer
    Geller & Friend Capital Partners, Inc.
 Lee Seidler (1)(2)
     Private Investor
 John Wilmers
(1) Member of the Audit Committee
 (2) Member of the Compensation Committee
 Corporate Directory
Ballantyne of Omaha, Inc.
 4350 McKinley Street
Omaha, NE. 68112
 (402) 453-4444
(402) 453-7238 (fax)
OTC bulletin Board
Symbol: BTNE
 TRANSFER AGENT
 Mellon Investor Services LLC
 85 Challenger Road
Ridgefield Park, NJ 07660
1-888-213-0965
www.melloninvestor.com
 COUNSEL
 Marks, Clare & Richards, LLC
 Omaha, Nebraska
 Cline, Williams, Wright,
 Johnson & Oldfather LLP
Omaha, Nebraska
 AUDITORS
 KPMG LLP
 Omaha, Nebraska
 ANNUAL MEETING
 The Annual Meeting of the
 Shareholders will
be held on May 22, 2002 at 4:00 p.m. cdt
at Doubletree Guest Suites
7270 Cedar Street
Omaha, Nebraska 68124
 For copies of annual and quarterly
 reports write to:
 The Secretary
 Ballantyne of Omaha, Inc.
4350 McKinley Street
Omaha, NE. 68112

QuickLinks

TABLE OF CONTENTS PART I.
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data(1)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2001 and 2000
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2001, 2000 and 1999
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity Years Ended December 31, 2001, 2000 and 1999
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000 and 1999
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Ballantyne Of Omaha, Inc. and Subsidiaries Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES