Form 10-Q
period 2002-03-31
BALLANTYNE OF OMAHA INC
filed 2002-05-15
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002	Commission File Number 1-13906

BALLANTYNE OF OMAHA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	47-0587703 (IRS Employer Identification Number)

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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2002
Common Stock, $.01 par value	12,568,302 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

Index

Part I. FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,163,389	$2,168,136
Accounts receivable (less allowance for doubtful accounts of $952,758 in 2002 and $888,983 in 2001)	8,900,062	8,024,963
Notes receivable	140,830	140,830
Inventories, net	13,596,686	14,998,505
Recoverable income taxes	1,772,392	1,652,215
Deferred income taxes	1,783,085	1,830,359
Other current assets	206,980	144,422

Total current assets	28,563,424	28,959,430
Notes receivable	201,000	201,000
Plant and equipment, net	9,293,860	9,828,349
Other assets, net	2,711,543	2,708,877

Total assets	$40,769,827	$41,697,656

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$375,000	$375,000
Accounts payable	2,967,647	3,329,830
Accrued expenses	3,882,979	4,105,057

Total current liabilities	7,225,626	7,809,887
Deferred income taxes	518,366	541,091
Long-term debt, excluding current installments	1,281,250	1,375,000
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common Stock, par value $.01 per share; Authorized 25,000,000 shares; issued 14,666,107 shares in 2002 and 14,646,107 shares in 2001	146,661	146,461
Additional paid-in capital	31,756,751	31,749,751
Retained earnings	15,156,627	15,390,920

	47,060,039	47,287,132
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	31,744,585	31,971,678

Total liabilities and stockholders' equity	$40,769,827	$41,697,656

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
Net revenues	$10,207,896	$11,736,298
Cost of revenues	8,222,373	10,182,053

Gross profit	1,985,523	1,554,245
Operating expenses:
Selling	1,003,993	893,453
General and administrative	1,302,502	1,225,526

Total operating expenses	2,306,495	2,118,979

Loss from operations	(320,972)	(564,734)
Interest income	1,183	12,884
Interest expense	(30,994)	(121,119)
Gain on disposal of assets, net	44,306	67,194
Other expenses, net	(18,254)	(78,801)

Loss before income taxes	(324,731)	(684,576)
Income tax benefit	90,438	220,503

Net loss	$(234,293)	$(464,073)

Net loss per share:
Basic	$(0.02)	$(0.04)

Diluted	$(0.02)	$(0.04)

Weighted average shares:
Basic	12,566,080	12,512,672

Diluted	12,566,080	12,512,672

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(234,293)	$(464,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	58,237	63,600
Depreciation and amortization	567,265	752,866
Gain on sale on disposal of assets	(44,306)	(67,194)
Changes in assets and liabilities:
Accounts receivable	(933,336)	(869,144)
Inventories	1,401,819	2,998,627
Other current assets	(62,558)	22,324
Accounts payable	(362,183)	(544,786)
Accrued expenses	(222,078)	(611,027)
Income taxes	(95,628)	(223,948)
Other assets	(2,666)	(15,790)

Net cash provided by operating activities	70,273	1,041,455

Cash flows from investing activities:
Proceeds from disposal of assets	67,340	124,745
Capital expenditures	(55,810)	(348,993)

Net cash provided by (used in) investing activities	11,530	(224,248)

Cash flows from financing activities:
Payments of long-term debt	(93,750)	—
Net payments on revolving credit facility	—	(2,856,912)
Proceeds from exercise of stock options	7,200	—

Net cash used in financing activities	(86,550)	(2,856,912)

Net decrease in cash and cash equivalents	(4,747)	(2,039,705)
Cash and cash equivalents at beginning of period	2,168,136	2,220,983

Cash and cash equivalents at end of period	$2,163,389	$181,278

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2002
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

2. Summary of Significant Accounting Policies

        The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.
Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

d.
Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, availability of loss carrybacks, projected future taxable income and tax planning strategies in making this assessment.

e.
Revenue Recognition

        The Company recognizes revenue from product sales upon shipment to the customer. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer.

f.
Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instruments could be exchanged into a current transaction between willing parties. Cash and cash equivalents, accounts and notes receivable, debt, notes payable to bank and accounts payable reported in the consolidated balance sheets equal or approximate fair values.

g.
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

h.
Cash and Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

i.
Loss Per Common Share

        Net loss per share—basic has been computed on the basis of the weighted average number of shares of Common Stock outstanding. Net loss per share—diluted has been computed on the basis of the weighted average number of shares of Common Stock outstanding after giving effect to potential common shares from dilutive stock options. Because the Company reported net losses for the periods ended March 31, 2002 and 2001, respectively, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income for these periods, there would have been 80,315 and 66,840 additional shares, respectively in the calculation of net loss per share—diluted.

j.
Stock Based Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

k.
Long-Lived Assets

        The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, excluding goodwill, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Effective January 1, 2002, the Company measures impairment losses for goodwill using the fair value methodology of SFAS No. 142, Goodwill and Other Intangible Assets.

        On January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, it retains many of the fundamental provisions of that statement. The adoption of SFAS 144 did not have an impact on the Company's financial position and results of operations.

l.
Comprehensive Income

        The Company's comprehensive income consists solely of its net operating loss. The Company had no other comprehensive income for the three months ended March 31, 2002 and 2001, respectively.

m.
Reclassification

        Certain amounts of a minor nature in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2002 presentation.

n.
Recently Issued Accounting Pronouncements

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

o.
Environmental

        The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company which previously owned the property and that burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne is able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Through March 31, 2002, the Company had not accrued any liability for this environmental loss contingency.

p.
Goodwill

        The Company capitalizes and includes in other assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions ("goodwill"). The balance of goodwill included in other assets was $2,467,219 at March 31, 2002 and December 31, 2001, respectively. The Company has adopted the provisions of SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The Company performed such impairment test at December 31, 2001 and updated such test at March 31, 2002, concluding that no impairment of goodwill was deemed necessary at either date. In accordance with the adoption of SFAS No. 142, the effect of this accounting change is reflected prospectively.

        Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended March 31,
	2002	2001
Net loss:
Reported net loss	$(234,293)	$(464,073)
Goodwill amortization	—	81,957
Tax benefit of goodwill amortization	—	(31,144)

Adjusted net loss	$(234,293)	$(413,260)

Basic and diluted loss per share:
Reported loss per share	$(0.02)	$(0.04)
Goodwill amortization	—	0.01

Adjusted basic and diluted loss per share	$(0.02)	$(0.03)

3. Inventories

        Inventories consist of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials and components	$11,079,488	$12,684,754
Work in process	1,054,934	1,014,896
Finished goods	1,462,264	1,298,855

	$13,596,686	$14,998,505

        The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $2,200,000 and $2,400,000 as of March 31, 2002 and December 31, 2001, respectively.

4. Plant and Equipment

        Plant and equipment include the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
Land	$343,500	$343,500
Buildings and improvements	4,636,782	4,636,782
Machinery and equipment	12,675,262	12,705,342
Office furniture and fixtures	1,846,356	1,840,171
Construction in process	50,738	12,231

	19,552,638	19,538,026
Less accumulated depreciation	10,258,778	9,709,677

Net plant and equipment	$9,293,860	$9,828,349

5. Notes Payable to Bank

        On March 26, 2002, the Company amended it's credit facilities with General Electric Capital ("GE Capital"). The revolving credit facility (the "Revolver") now provides for borrowings up to the lesser of $6.0 million or amounts determined by an asset-based lending formula, as defined (approximately $0.4 million was available for borrowing under the Revolver as of March 31, 2002). The asset-based lending formula was also altered to reduce available borrowings through additional reserves of approximately $0.7 million. The Company now pays interest on the Revolver at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 4.375% (6.125% at March 31, 2002). The Company also pays a fee of .50% on the unused portion of the Revolver. The Revolver matures on August 30, 2003 with the Company having two one-year renewal options.

        The Company's term loan portion of the credit facility with GE Capital was not substantially altered and provides for equal monthly principal payments of $31,250, with a balloon payment due on August 30, 2003 and provides for interest at the Index Rate plus 3.625% (5.375% at March 31, 2002).

        As of March 31, 2002, the Company had outstanding borrowings on the Revolver and the term loan of $0 and $1.7 million, respectively. The credit facilities contain restrictive covenants relating to restrictions on capital expenditures, intercompany loans and also requires that a fixed charge coverage ratio be above a certain percentage, as defined. The Company was in compliance with these covenants at March 31, 2002. All the Company's assets secure the credit facilities.

6. Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2002	2001
Interest paid	$25,418	$121,119

Income taxes paid	$5,188	$3,431

7. Stockholder Rights Plan

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

8. Notes Receivable

        During 2001, the Company determined that certain notes and credits for returned lenses due from Isco-Optic GmbH ("Isco-Optic") were impaired. Isco-Optic is the Company's sole supplier of lenses. The Company was subsequently notified in January 2002 that certain assets of ISCO-Optic had been transferred to Optische Systems Gottingen ISCO-Optic AG ("Optische Systems"). Optische Systems has agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002 as payment for its debt to Ballantyne. The notes receivable from Optische Systems on the accompanying consolidated balance sheet of approximately $342,000 was based on calculating the present value of the expected payments over the fifteen-month term. The present value of payments that extended beyond twelve months were included as a non-current receivable and amounted to $201,000. The difference between the original amount due (approximately $1,007,000) and the present value of the expected payment was charged to operations in the amount of approximately $665,000 during the year ended December 31, 2001.

9. Subsequent Event

        On May 9, 2002, the Company announced that its Board of Directors has engaged McCarthy & Co. ("McCarthy") to help the Company develop and explore ways to enhance shareholder value, including, but not limited to, a possible sale of the Company, a merger with another company or another transaction. McCarthy is an affiliate of McCarthy Group, Inc., who through affiliates, own 3,917,026 shares, or approximately 31% of Ballantyne Common Stock. See Note 7 for a further discussion of McCarthy Group, Inc.

10. Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        The Company's operations are conducted principally through four business segments: Theatre, Lighting, Audiovisual and Restaurant. During the fourth quarter of 2001 the Company began breaking out audiovisual as a separate segment. As such, amounts for the first quarter of 2001 have been reclassified to conform with the 2002 presentation. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The audiovisual segment includes the sale and rental of audiovisual presentation equipment to the hotel and convention industries. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers and smoke ovens and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended March 31,
	2002	2001
Net revenue
Theatre	$7,729,251	$8,391,259
Lighting
Sales	718,890	823,517
Rentals	399,424	547,403

Total lighting	1,118,314	1,370,920
Audiovisual
Sales	253,010	449,390
Rentals	796,227	1,185,806

Total audiovisual	1,049,237	1,635,196
Restaurant	311,094	338,923

Total revenue	$10,207,896	$11,736,298

Gross profit
Theatre	$1,409,299	$748,619
Lighting
Sales	268,782	185,809
Rental	(5,218)	(6,951)

Total lighting	263,564	178,858
Audiovisual
Sales	3,848	41,339
Rentals	260,058	557,313

Total audiovisual	263,906	598,652
Restaurant	48,754	28,116

Total gross profit	1,985,523	1,554,245
Operating expenses	2,306,495	2,118,979

Operating loss	(320,972)	(564,734)
Interest expense, net	(29,811)	(108,235)
Gain on disposals of assets, net	44,306	67,194
Other expenses, net	(18,254)	(78,801)

Loss before income taxes	$(324,731)	$(684,576)

Summary by Business Segments (Continued)

	Three Months Ended March 31,
	2002	2001
Expenditures on capital equipment
Theatre	$39,006	$53,785
Lighting	530	52,593
Audiovisual	16,274	242,615
Restaurant	—	—

Total	$55,810	$348,993

Depreciation and amortization
Theatre	$336,883	$399,133
Lighting	69,603	198,758
Audiovisual	160,779	154,975
Restaurant	—	—

Total	$567,265	$752,866

	March 31, 2002	December 31, 2001
Identifiable assets
Theatre	$33,912,909	$35,058,198
Lighting	3,568,725	3,437,870
Audiovisual	2,216,293	2,096,820
Restaurant	1,071,900	1,104,768

Total	$40,769,827	$41,697,656

Summary by Geographical Area

	Three Months Ended March 31,
	2002	2001
Net revenue
United States	$6,585,812	$8,550,995
Canada	206,327	155,983
Asia	1,026,863	897,874
Mexico and South America	1,076,818	1,211,739
Europe	755,561	889,087
Other	556,515	30,620

Total	$10,207,896	$11,736,298

	March 31, 2002	December 31, 2001
Identifiable assets
United States	$39,622,390	$40,551,648
Asia	1,147,437	1,146,008

Total	$40,769,827	$41,697,656

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

        During the fourth quarter of 2001, the Company began breaking out audiovisual as a separate segment. As such, amounts for the first quarter of 2001 have been reclassified to conform with the 2002 presentation.

Critical Accounting Policies:

        The U.S. Securities and Exchange Commission (the "SEC") has defined a Company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information, see Note 2, "Summary of Significant Accounting Policies" in Item 1 of Part I, "Financial Statements" of this Form 10-Q and Note 1, "Summary of Significant Accounting Policies" in Item 8 of Part II, "Financial Statements and Supplementary Data" in the Company's annual report on From 10-K for the year ended December 31, 2001.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management estimates related to the Company's future manufacturing schedules, customer demand and the development of digital technology that could make the Company's theatre products obsolete, among other items.

Long-Lived Assets and Goodwill

        The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, exclusive of goodwill, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Impairment losses of goodwill are measured using the fair value method of SFAS No. 142, Goodwill and Other Intangible Assets, following the Company's adoption of SFAS No. 142 on January 1, 2002. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenues

        Net revenues for the three months ended March 31, 2002 decreased $1.5 million or 13.0% to $10.2 million from $11.7 million for the three months ended March 31, 2001. As discussed in further detail below, the majority of the decrease relates to lower sales of theatre and audiovisual products. The following table shows comparative net revenues for theatre, lighting, audiovisual and restaurant products for the respective periods:

	Three Months Ended March 31,
	2002	2001
Theatre	$7,729,251	$8,391,259
Lighting	1,118,314	1,370,920
Audiovisual	1,049,237	1,635,196
Restaurant	311,094	338,923

Total net revenues	$10,207,896	$11,736,298

Theatre Segment

        As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $0.7 million or 7.9% from $8.4 million in 2001 to $7.7 million in 2002. In particular, sales of projection equipment decreased $0.8 million from $6.4 million in 2001 to $5.6 million in 2002. This decrease resulted from a continued downturn in the construction of new theatre screens in North America by the theatre exhibition industry. The Company's ability to increase sales depends upon new screen growth by the exhibitors.

        The North American theatre exhibition industry is slowly recovering from a severe downturn that resulted in several exhibition companies filing for bankruptcy. Higher theatre attendance and exhibitors having more access to cash are fueling the recovery. In fact, certain exhibitors are already emerging from bankruptcy. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors along with receivables from the Company's independent dealers who resell the Company's products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are beginning to recover, it has not benefited the dealer network as quickly since the exhibitors are still not recovered sufficiently to begin constructing as many new complexes. Until the construction of new theatre complexes return to normal, sales of theatre projectors to the exhibitors or to the dealer network for resale will continue to be soft. While the Company feels the sharp decreases in theatre projector sales during 2001 and 2000 will subside, it is likely that sales for the remaining nine months of 2002 will be below those of 2001.

        Sales of theatre replacement parts were $1.4 million for both 2002 and 2001, respectively. Replacement part sales were positively impacted by the increased theatre attendance, which generally means projectors are being used more and therefore need more maintenance. These sales were negatively impacted by more competition for replacement part sales as other manufacturing firms, with ties to the theatre exhibition industry, attempt to find alternative revenue sources. Sales of lenses have been impacted in much the same manner as replacement part sales and were flat at $0.3 million for both 2002 and 2001, respectively. Sales of xenon bulbs increased from $0.3 million in 2001 to $0.4 million in 2002 due to a combination of more market share for the product line and the increase in theatre attendance discussed earlier.

        Sales outside the United States (mainly theatre sales) were $3.6 million in 2002 compared to $3.2 million in 2001 as sales to South America were strong during the quarter increasing from $0.3 million in 2001 to $0.6 million in 2002. The Company also sold projection equipment to the United Arab Emirates during the quarter in the amount of $0.3 million. However, sales to Europe and Mexico offset a large part of the increases due to a combination of less demand and the strength of the dollar in certain European countries making it more expensive to buy U.S. goods. This in turn created more competition from local manufacturers in those countries.

Lighting Segment

        Sales and rentals in the lighting segment decreased $0.3 million from $1.4 million in 2001 to $1.1 million in 2002. Sales and rentals from the Company's entertainment lighting facility in North Hollywood, California were flat at approximately $0.4 million for 2002 and 2001, respectively. This location is being adversely affected by a weakened motion picture production economy in the Hollywood and Los Angeles area. In December 2001, the Company's Board of Directors approved a plan to reorganize certain activities relating to this division. In connection with the plan of reorganization, the Company incurred charges in fiscal 2001 of approximately $0.7 million relating to the impairment and write-off of goodwill, rental equipment and other assets. The Company is still in the process of reorganizing the location during the quarter and is also considering other alternatives such as selling the remaining assets.

        The Company's entertainment lighting division in Florida and Georgia generated revenues of $0.4 million in both 2002 and 2001, respectively. This division is being affected by a weakened tourist economy in Florida. The Company was also notified during 2002 that an anticipated sale of certain high intensity searchlights to be used at the Kennedy Space Center in Cape Canaveral, Florida would not materialize due to governmental budget constraints. The Company generated $1.1 million from a similar sale of these searchlights during the third quarter of 2001.

        Sales of follow spotlights decreased approximately $0.2 million from $0.6 million in 2001 to $0.4 million in 2002 due to a combination of fewer arenas being constructed and increased competition.

        Due to a combination of the expected continued weakness in the Florida tourist economy, the downsizing of the North Hollywood location and the loss of the Cape Canaveral searchlights, lighting segment revenues for the remaining nine months of 2002 are expected to fall well below 2001 levels.

Audiovisual Segment

        Sales and rentals of audiovisual products decreased 35.8% to $1.1 million in 2002 from $1.6 million in 2001, as a sluggish tourist economy affected the convention and hotel industries in Ft. Lauderdale and Orlando, Florida. Hotel chains and convention centers are the primary customers for this segment. The Company feels it will take sometime for the industry to return to normal activity and most likely even longer for substantial growth to occur. Management continues to monitor this situation carefully and intends to consider options with respect to the segment.

Restaurant Segment

        Restaurant sales were flat at $0.3 million in both 2002 and 2001, respectively as sales to South America and to the segment's largest customer have been softer than anticipated.

Gross Profit

        Despite lower revenues, consolidated gross profit increased to $2.0 million in 2002 compared to $1.6 million in 2001. As discussed below, the increase was due to the theatre and lighting segments.

        Theatre segment gross profit increased to $1.4 million in 2002 compared to $0.8 million in 2001, despite theatre revenues decreasing to $7.7 million in 2002 from $8.4 million in 2001. The improved profit was accomplished almost entirely by reducing the Company's cost structure at its manufacturing plant in Omaha, Nebraska. The Company reduced manufacturing overhead costs in Omaha by $0.5 million compared to the first quarter of 2001 accomplished mainly through personnel reductions which has not only saved money but has increased manufacturing efficiencies, which has improved manufacturing profitability. The other reason for the improved margin at the Omaha plant was substantially less inventory, which has benefited the Company in the form of lower holding costs, more production throughput and less inventory shrinkage.

        The gross margin in the lighting segment was also higher than 2001 increasing from $0.2 million in 2001 to approximately $0.3 million in 2002 despite revenues decreasing from $1.4 million in 2001 to 1.1 million in 2002. The Company reduced personnel and other costs at the sales and rental facility in North Hollywood, California to accomplish this.

        The gross profit in the audiovisual segment decreased from $0.6 million in 2001 to $0.3 million in 2002 due to a drop in rental revenues. As such, the segment did not cover fixed costs in a profitable manner. The audiovisual segment is similar to the lighting segment in that a substantial amount of costs are fixed in the short-term. The Company is currently evaluating projected revenue levels to determine what level of cost reductions, if any, need to be made in the remaining nine months of 2002 to assure margins in sufficient amounts to make the segment profitable.

        Restaurant margins were flat at less than $0.1 million for both periods. As discussed previously, the Company had disappointing sales results during the quarter for this segment.

Operating Expenses

        Operating expenses increased approximately $0.2 million compared to 2001 and as a percentage of net revenues, increased to 22.6% in 2002 from 18.1% in 2001. The increase was mainly due to higher professional fees coupled with severance charges of $0.05 million included in general and administrative expenses. Additionally, selling expenses were higher than 2001 by $0.1 million due to higher salary expense and increased costs relating to attending industry tradeshows.

Other Financial Items

        During 2002, the Company sold used lighting equipment generating a gain of $0.04 million compared to a gain of $0.07 million in 2001 as the Company continues to sell assets held for rental that are not being used efficiently.

        The Company also recorded approximately $0.02 million of miscellaneous expense (net of miscellaneous income) in 2002 compared to net miscellaneous expense of $0.08 million a year ago. The difference was due to the Company incurring more foreign currency translation expense a year ago.

        Net interest expense was approximately $0.03 million in 2002 compared to $0.1 million in 2001 due entirely to lower outstanding borrowings on the Company's credit facilities.

        The Company's effective tax rate for the income tax benefit for 2002 was 27.9% compared to 32.2% in 2001. The change in the tax rate resulted from the differing impact of permanent differences and to certain states that do not allow carrybacks of net operating losses. Net deferred tax assets were $1.3 million as of March 31, 2002. Based upon the scheduled reversal of deferred tax liabilities, availability of loss carrybacks, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of March 31, 2002.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets and ceased amortizing goodwill. Excluding the effects of goodwill amortization, the Company's net loss and net loss per share would have been $0.4 million and $0.03 per share, respectively for the three months ended March 31, 2001.

        For the reasons outlined above, the Company experienced a net loss in 2002 of approximately $0.2 million compared to a net loss of $0.5 million in 2001. This translated into a net loss per share—basic and diluted of $0.02 per share in 2002 compared to a net loss per share—basic and diluted of $0.04 per share in 2001.

Liquidity and Capital Resources

        On March 26, 2002, the Company amended it's credit facilities with General Electric Capital ("GE Capital"). The revolving credit facility (the "Revolver") now provides for borrowings up to the lesser of $6.0 million or amounts determined by an asset-based lending formula, as defined (approximately $0.4 million was available for borrowing under the revolver as of March 31, 2002). The asset-based lending formula was also altered to reduce available borrowings through additional reserves of approximately $0.7 million. The Company now pays interest on the Revolver at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 4.375% (6.125% at March 31, 2002). The Company also pays a fee of .50% on the unused portion of the Revolver. The Revolver matures on August 30, 2003 with the Company having two one-year renewal options.

        The Company's term loan portion of the credit facility with GE Capital was not substantially altered and provides for equal monthly principal payments of $31,250, with a balloon payment due on August 30, 2003 and provides for interest at the Index Rate plus 3.625% (5.375% at March 31, 2002).

        As of March 31, 2002, the Company had outstanding borrowings on the Revolver and the term loan of $0 and $1.7 million, respectively. The credit facilities contain restrictive covenants relating to restrictions on capital expenditures, intercompany loans and also requires that a fixed charge coverage ratio be above a certain percentage, as defined. The Company was in compliance with these covenants at March 31, 2002. All the Company's assets secure the credit facilities.

        Historically, the Company has funded its working capital requirements through cash flow generated by its operations and use of its revolving credit facilities. The Company anticipates that internally generated funds and borrowings available under the revolving credit facility will be sufficient to meet its working capital needs and planned 2002 capital expenditures of approximately $0.3 million. However, a future default of the Company's debt covenants could result in acceleration of the Company's obligations relating to the GE credit facility and subsequent foreclosure on the collateral securing these obligations. To counter this risk, the Company may need to secure alternative sources of financing which could result in a higher cost of capital and additional dilution to its stockholders. In the event that digital projection becomes a commercially viable product, the Company may also need to raise additional funds other than those available under a revolving credit facility in order to fully develop or market such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. See the "Business Strategy" section under the caption "Explore Digital Projection" in the Company's Annual Report on Form 10-K for the year ending December 31, 2001 for a further discussion of digital projectors.

        Net cash provided by operating activities was $0.07 million in 2002 compared to $1.0 million in 2001. The decrease in operating cash flow was mainly due to the Company reducing inventory levels by almost $3.0 million during 2001 compared to only $1.4 million in 2002. During 2001, the Company was turning very high levels of inventory into cash. While the Company has continued that process in 2002, inventory levels are much lower and the Company is purchasing more inventory components. However, the Company still has inventory levels higher than optimal and will continue to work the inventory down in 2002 just not at the same pace as was accomplished in 2001.

        Net cash provided by investing activities in 2002 was $0.01 million compared to net cash used in investing activities of $0.2 million in 2001. The difference was due to a substantial cutback in capital expenditures as part of the Company's cost cutting campaign. The Company also continued it's policy of selling used assets held for rental and to that end generated proceeds of $0.07 million compared to $0.1 million a year ago.

        Net cash used in financing activities was $0.1 million in 2002 compared to $2.9 million a year ago. The large decrease was entirely due to payments on the Company's revolving credit facility during 2001. During 2002, no such payments were made as the facility was completely paid down.

Transactions with Related and Certain Other Parties

        The Company has disclosed the effects of transactions with related parties in Notes 7 and 9 in Item 1 of Part I, "Financial Statements" of this Form 10-Q. There were no other significant transactions with related and certain other parties.

Concentrations

        The Company's top ten customers accounted for approximately 39% of net revenues for the three months ended March 31, 2002. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. Additionally, receivables from two theatre segment customers accounted for approximately 29% of consolidated accounts receivable at March 31, 2002. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally sales of equipment outside the United States represented approximately 35.5% of consolidated revenues for the three months ended

March 31, 2002 and are expected to be higher in future years. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Hedging and Trading Activities

        The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, all of the Company's international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars. In addition, the Company does not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

        The Company's off balance arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company's other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining In 2002	1-4 Years
Long-term debt	$1,656,250	$281,250	$1,375,000
Operating leases	815,210	325,204	490,006

Total contractual cash obligations	$2,471,460	$606,454	$1,865,006

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

Environmental

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and that burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Through March 31, 2002, the Company had not accrued any liability for this environmental loss contingency.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill and other intangible assets with indefinite lives will cease and instead, the carrying value of goodwill will be evaluated for impairment on a regular basis. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets to be Disposed Of. The Company has adopted SFAS 141 and 142. For additional information, see Note 2p, in Item 1 of Part I, "Financial Statements" of this Form 10-Q.

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

        On October 3, 2001, the FASB issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for the fiscal years beginning after December 15, 2001. The adoption of this standard in 2002 did not have an impact on the Company's financial position and results of operations.

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

        In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). Effective January 1, 2002, the Euro became the sole currency of the participating countries. The Company's sole supplier of lenses is a German company and all purchases are denominated in Euro's. The Company has implemented necessary changes to accounting, operational and payment systems to accommodate the introduction of the Euro.

        The Company has also evaluated its exposure to fluctuations in interest rates and the corresponding effect on the rate of interest on the Company's debt. Assuming amounts remain outstanding on the Company's debt facilities, increases in interest rates would increase interest expense. At current amounts outstanding on these debt facilities, a one percent increase in the interest rate would increase interest expense by approximately $16,000. The Company has not historically and is not currently using derivative instruments to manage the above risks.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
EXHIBITS

11
Computation of net loss per share*

*
Filed herewith

(b)
Reports on Form 8-K filed for the three months ended March 31, 2002

  No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer Chief Financial Officer and Chief Operating Officer
Date:	May 14, 2002	Date:	May 14, 2002

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES