Form 10-Q
period 2002-06-30
BALLANTYNE OF OMAHA INC
filed 2002-08-14
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002	Commission File Number 1-13906

BALLANTYNE OF OMAHA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	47-0587703 (IRS Employer Identification Number)

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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of August 9, 2002
Common Stock, $.01 par value	12,568,302 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

Index

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets—June 30, 2002 and December 31, 2001	2
Consolidated Statements of Operations—Three and Six Months Ended June 30, 2002 and 2001	3
Consolidated Statements of Cash Flows—Six Months Ended June 30, 2002 and 2001	4
Notes to Consolidated Financial Statements—Three and Six Months Ended June 30, 2002	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 6. Exhibits and Reports on Form 8-K	29
Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,439,755	$2,168,136
Accounts receivable (less allowance for doubtful accounts of $1,400,498 in 2002 and $888,983 in 2001)	7,616,413	8,024,963
Notes receivable	140,830	140,830
Inventories, net	13,847,867	14,998,505
Recoverable income taxes	72,339	1,652,215
Deferred income taxes	2,010,049	1,830,359
Other current assets	284,335	144,422

Total current assets	27,411,588	28,959,430
Notes receivable	201,000	201,000
Plant and equipment, net	8,807,672	9,828,349
Other assets, net	2,652,929	2,708,877

Total assets	$39,073,189	$41,697,656

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$—	$375,000
Note payable to lender	1,562,500	—
Accounts payable	2,161,746	3,329,830
Accrued expenses	3,974,142	4,105,057

Total current liabilities	7,698,388	7,809,887
Deferred income taxes	432,676	541,091
Long-term debt, excluding current installments	—	1,375,000
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000,000 shares; issued 14,666,107 shares in 2002 and 14,646,107 shares in 2001	146,661	146,461
Additional paid-in capital	31,756,751	31,749,751
Retained earnings	14,354,167	15,390,920

	46,257,579	47,287,132
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	30,942,125	31,971,678

Total liabilities and stockholders' equity	$39,073,189	$41,697,656

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net revenues	$8,124,108	$10,739,335	$18,332,004	$22,475,633
Cost of revenues	6,915,606	9,633,784	15,137,979	19,815,837

Gross profit	1,208,502	1,105,551	3,194,025	2,659,796
Operating expenses:
Selling	864,153	973,299	1,868,146	1,866,752
General and administrative	1,102,274	1,315,063	2,346,539	2,476,989
Provision for doubtful accounts (Note 10)	501,772	64,342	560,009	127,942

Total operating expenses	2,468,199	2,352,704	4,774,694	4,471,683

Loss from operations	(1,259,697)	(1,247,153)	(1,580,669)	(1,811,887)
Interest income	505	4,434	1,688	17,318
Interest expense	(34,046)	(141,188)	(65,040)	(262,307)
Gain on disposal of assets, net	37,515	28,818	81,821	96,012
Other income (expense)	23,811	(74,521)	5,557	(153,322)

Loss before income taxes	(1,231,912)	(1,429,610)	(1,556,643)	(2,114,186)
Income tax benefit	429,452	490,394	519,890	710,897

Net loss	$(802,460)	$(939,216)	$(1,036,753)	$(1,403,289)

Net loss per share:
Basic	$(0.06)	$(0.08)	$(0.08)	$(0.11)

Diluted	$(0.06)	$(0.08)	$(0.08)	$(0.11)

Weighted average shares:
Basic	12,568,302	12,512,672	12,567,197	12,512,672

Diluted	12,568,302	12,512,672	12,567,197	12,512,672

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(1,036,753)	$(1,403,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	560,009	127,942
Depreciation and amortization	1,118,618	1,505,690
Gain on disposal of assets, net	(81,821)	(96,012)
Changes in assets and liabilities:
Accounts receivable	(151,459)	(1,536,825)
Inventories	1,150,638	4,714,611
Other current assets	(139,913)	(53,944)
Accounts payable	(1,168,084)	351,119
Accrued expenses	(130,915)	126,804
Income taxes	1,291,771	(514,643)
Other assets	55,948	(26,719)

Net cash provided by operating activities	1,468,039	3,194,734

Cash flows from investing activities:
Proceeds from disposal of assets	132,740	184,342
Capital expenditures	(148,860)	(607,215)

Net cash used in investing activities	(16,120)	(422,873)

Cash flows from financing activities:
Payments of debt	(187,500)	—
Net payments on revolving credit facility	—	(4,247,984)
Proceeds from exercise of stock options	7,200	—

Net cash used in financing activities	(180,300)	(4,247,984)

Net increase (decrease) in cash and cash equivalents	1,271,619	(1,476,123)
Cash and cash equivalents at beginning of period	2,168,136	2,220,983

Cash and cash equivalents at end of period	$3,439,755	$744,860

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2002

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

2.
Summary of Significant Accounting Policies

        The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.
Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the three-and-six month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

d.
Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2002, the Company has adequate carryback potential to fully recover recorded deferred tax assets. Under current tax law, the

Company has a 5-year carryback for net operating losses in tax years 2001 and 2002. Following 2002, the carryback period will be limited to 2 years. Currently, management believes that recorded deferred tax assets are recoverable. However, as carrybacks become limited or if recovery depends on future taxable income, the Company may be required to provide additional valuation reserves for deferred tax assets.

e.
Revenue Recognition

        The Company recognizes revenue from product sales upon shipment to the customer when collectibility is reasonably assured. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer.

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

g.
Cash and Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. In accordance with the Company's credit facility with General Electric Capital Corporation, certain deposits are required to be transferred to them and then transferred back to the Company on a weekly basis. As of June 30, 2002, there were $278,842 of such deposits not yet transferred back to the Company's operating account included in cash and cash equivalents.

h.
Loss Per Common Share

        Net loss per share—basic has been computed on the basis of the weighted average number of shares of Common Stock outstanding. Net loss per share—diluted has been computed on the basis of the weighted average number of shares of Common Stock outstanding after giving effect to potential common shares from dilutive stock options. Because the Company reported net losses for the three and six month periods ended June 30, 2002 and 2001, respectively, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income for the three and six months ended June 30, 2002, there would have been 150,573 and 118,348 additional shares in the calculation of net income per share—diluted. If the Company had reported net income for the three and six months ended June 30, 2001, there would have been 80,658 and 74,075 additional shares in the calculation of net income per share—diluted.

i.
Stock Based Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company's common stock.

j.
Long-Lived Assets

        The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are plant and equipment, which have a net book value of $8.8 million at June 30, 2002. Because the recoverability of plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of plant and equipment over its fair value.

k.
Comprehensive Income

        The Company's comprehensive income consists solely of net income (loss). The Company had no other comprehensive income for the three and six months ended June 30, 2002 and 2001, respectively.

l.
Reclassification

        Certain amounts of a minor nature in the accompanying financial statements and notes thereto have been reclassified to conform to the 2002 presentation.

m.
Recently Issued Accounting Pronouncements

        During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to significantly impact its financial statements.

        On April 30, 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to significantly impact its financial statements.

        In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to significantly impact its financial statements.

n.
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

        Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne is able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Through June 30, 2002, the Company had not accrued any liability for this environmental loss contingency.

o.
Goodwill

        The Company capitalizes and includes in other assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions ("goodwill"). The balance of goodwill included in other assets was $2,467,219 at June 30, 2002 and December 31, 2001, respectively. The Company has adopted the provisions of SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Consequently, the Company stopped amortizing goodwill on January 1, 2002. The Company performed a transitional impairment test at December 31, 2001 concluding that no impairment of goodwill was deemed necessary.

        Supplemental comparative disclosure as if the change in amortization policy had been retroactively applied to the prior year period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(802,460)	(939,216)	$(1,036,753)	(1,403,289)
Goodwill amortization	—	81,957	—	163,914
Tax benefit of goodwill amortization	—	(31,144)	—	(62,288)

Adjusted net loss	$(802,460)	(888,403)	$(1,036,753)	(1,301,663)

Basic and diluted loss per share:
Reported loss per share	$(0.06)	(0.08)	$(0.08)	(0.11)
Goodwill amortization	—	0.01	—	0.01

Adjusted basic and diluted loss per share	$(0.06)	(0.07)	$(0.08)	(0.10)

3.
Inventories

        Inventories consist of the following:

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials and components	$10,886,762	$12,684,754
Work in process	1,395,480	1,014,896
Finished goods	1,565,625	1,298,855

	$13,847,867	$14,998,505

        The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $2,600,000 and $2,400,000 as of June 30, 2002 and December 31, 2001, respectively.

4.
Plant and Equipment

        Plant and equipment include the following:

	June 30, 2002	December 31, 2001
	(Unaudited)
Land	$343,500	$343,500
Buildings and improvements	4,636,782	4,636,782
Machinery and equipment	12,730,279	12,705,342
Office furniture and fixtures	1,855,317	1,840,171
Construction in process	4,690	12,231

	19,570,568	19,538,026
Less accumulated depreciation	10,762,896	9,709,677

Net plant and equipment	$8,807,672	$9,828,349

5.
Notes Payable to Lender

        The Company currently has a revolving credit facility (the "Revolver") and a term loan arrangement with General Electric Capital Corporation ("GE Capital"). The Revolver provides for borrowings up to the lesser of $6.0 million or amounts determined by an asset-based lending formula, as defined in the Revolver. Based on the lending formula no borrowings were available under the Revolver as of June 30, 2002. The Company pays interest on any outstanding borrowing at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 4.375% (6.125% at June 30, 2002). The Company also pays a fee of .50% on the unused portion of the Revolver. The term loan portion of the credit facility currently provides for equal monthly principal payments of $31,250 and provides for interest at the Index Rate plus 3.625% (5.375% at June 30, 2002). As of June 30, 2002, the Company had no outstanding borrowings on the Revolver and $1.6 million on the term loan. The credit facility matures on August 30, 2003. All the Company's assets secure the credit facility.

        During July 2002, the Company notified GE Capital that it was in technical default under the credit facility for failing to maintain the required fixed charge coverage ratio at June 30, 2002. Upon the occurrence of the default, and based on the terms of the agreements, the interest rates were increased by two percentage points. As of August 9, 2002, the Company had not obtained a waiver of the default, however, GE Capital had not exercised its rights under the credit facility agreement that included, but is not limited to, making a demand for repayment of all outstanding amounts. The Company and GE Capital are currently discussing alternatives as to how the default could be cured. The Company could be subject to a prepayment fee that could be as high as $142,000 if the outstanding amounts are repaid prior to the original expiration date of the credit facility. In accordance with the credit facility, the proceeds of $0.5 million received in July relating to the sale of certain assets of Xenotech Rental Corp. were used to pay down the term loan leaving a balance of approximately $1.1 million as of August 9, 2002.

        The Company believes that its current cash reserves will be sufficient to pay off the outstanding amounts under the credit facility and to meet its working capital needs and planned 2002 capital expenditures. The Company is working on obtaining alternative sources of financing once the GE Capital credit facility expires including, but not limited to, an asset-based credit facility with another financial institution, convertible debt or a sales leaseback arrangement. If alternative financing cannot be obtained or unforeseen events or conditions restrict the Company from meeting targeted cash flow results the Company has alternative plans including additional reductions in operating costs, additional asset sales and further reductions in working capital. There are no assurances, however, that such alternative plans will be sufficient to meet the Company's cash requirements in the absence of a financing facility.

        Due to the uncertainty regarding the maturity and repayment of the credit facility the amounts outstanding have been classified as a current liability in the accompanying balance sheets.

6.
Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2002	2001
Interest paid	$64,615	$262,307

Income taxes paid	$5,188	$4,886

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

8.
Notes Receivable

        During 2001, the Company determined that certain notes and credits for returned lenses due from Isco-Optic GmbH ("Isco-Optic") were impaired. Isco-Optic is the Company's sole supplier of lenses. The Company was subsequently notified in January 2002 that certain assets of Isco-Optic had been transferred to Optische Systems Gottingen Isco-Optic AG ("Optische Systems"). Optische Systems has agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002 as payment for its debt to Ballantyne. On July 31, 2002, the Company received its first scheduled payment under this agreement. The notes receivable from Optische Systems on the accompanying consolidated balance sheet of approximately $342,000 was based on calculating the present value of the expected payments over the fifteen month term. The present value of payments that extended beyond twelve months were included as a non-current receivable and amounted to $201,000. The difference between the original amount due (approximately $1,007,000) and the present value of the expected payment was charged to operations in the amount of approximately $665,000 during the year ended December 31, 2001.

9.
Related Party Transactions

        On May 9, 2002, the Company announced that its Board of Directors has engaged McCarthy & Co. ("McCarthy") to help the Company develop and explore ways to enhance shareholder value,

including, but not limited to, a possible sale of the Company, a merger with another company or another transaction. McCarthy is an affiliate of McCarthy Group, Inc., who through affiliates, own 3,917,026 shares, or approximately 31% of Ballantyne Common Stock. The agreement between the Company and McCarthy is for a twelve-month period commencing on May 8, 2002. In the event a sale or merger is consummated, the Company has agreed to pay McCarthy a fee of 3% of the aggregate consideration, as defined. No amounts have been paid to McCarthy during the six months ended June 30, 2002.

10.
Doubtful Accounts

        During June 2002, the Company set up a reserve of approximately $0.4 million relating to receivables from an independent dealer; Media Technology Source of Minnesota, LLC, who filed for Chapter 7 bankruptcy protection on June 25, 2002. The Company expects to write off the receivable upon official notification of the final amount owed during the third quarter.

11.
Stock Options

        During 2002, the Company granted 435,000 stock options to certain employees of the Company with exercise prices ranging from $0.55 to $0.63 per share. As of June 30, 2002, all but 20,000 of these stock options were fully vested. As the exercise price for the stock options was equal to the quoted value of the Company's common stock on the grant date, no compensation expense was recognized.

12.
Subsequent Events

        On July 31, 2002, the Company sold certain assets and operations of Xenotech Rental Corp. in North Hollywood, California to the division's former General Manager for cash of $0.5 million. The Company recorded a gain of approximately $80,000 on the sale. Additionally, in accordance with the credit facility with GE Capital, the $0.5 million in proceeds was used to pay down the term loan of the Company.

13.
Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        The Company's operations are conducted principally through four business segments: Theatre, Lighting, Audiovisual and Restaurant. During the fourth quarter of 2001 the Company began breaking out audiovisual as a separate segment. As such, amounts for the three and six months ended June 30, 2001 have been reclassified to conform with the 2002 presentation. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The audiovisual segment includes the sale and rental of audiovisual presentation equipment to the hotel and convention industries. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net revenue
Theatre	$5,902,024	$8,090,466	$13,631,275	$16,481,725
Lighting
Sales	798,849	1,130,782	1,517,739	1,954,299
Rental	216,184	323,929	615,608	871,332

Total lighting	1,015,033	1,454,711	2,133,347	2,825,631
Audiovisual
Sales	141,865	120,917	394,875	570,307
Rental	721,191	667,746	1,517,418	1,853,552

Total audiovisual	863,056	788,663	1,912,293	2,423,859
Restaurant	343,995	405,495	655,089	744,418

Total net revenue	$8,124,108	$10,739,335	$18,332,004	$22,475,633

Gross profit
Theatre	$745,416	$810,862	$2,154,715	$1,559,481
Lighting
Sales	281,706	237,235	550,488	423,044
Rental	(124,172)	(127,795)	(129,390)	(134,746)

Total lighting	157,534	109,440	421,098	288,298
Audiovisual
Sales	12,859	9,151	16,707	50,490
Rental	220,780	168,045	480,838	725,358

Total audiovisual	233,639	177,196	497,545	775,848
Restaurant	71,913	8,053	120,667	36,169

Total gross profit	1,208,502	1,105,551	3,194,025	2,659,796
Operating expenses	(2,468,199)	(2,352,704)	(4,774,694)	(4,471,683)

Loss from operations	(1,259,697)	(1,247,153)	(1,580,669)	(1,811,887)
Interest expense, net	(33,541)	(136,754)	(63,352)	(244,989)
Gain on disposals of assets, net	37,515	28,818	81,821	96,012
Other income (expenses)	23,811	(74,521)	5,557	(153,322)

Loss before income taxes	$(1,231,912)	$(1,429,610)	$(1,556,643)	$(2,114,186)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Expenditures on capital equipment
Theatre	$17,008	$95,436	$56,014	$149,221
Lighting	42,162	6,126	42,692	58,719
Audiovisual	33,880	156,660	50,154	399,275
Restaurant	—	—	—	—

Total	$93,050	$258,222	$148,860	$607,215

Depreciation and amortization
Theatre	308,520	399,095	645,403	798,228
Lighting	79,815	198,756	149,418	397,514
Audiovisual	163,018	154,973	323,797	309,948
Restaurant	—	—	—	—

Total	$551,353	$752,824	$1,118,618	$1,505,690

	June 30, 2002	December 31, 2001
Identifiable assets
Theatre	$32,700,362	$35,058,198
Lighting	3,572,255	3,437,870
Audiovisual	1,816,939	2,096,820
Restaurant	983,633	1,104,768

Total	$39,073,189	$41,697,656

Summary by Geographical Area

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net revenue
United States	$5,103,392	$7,173,497	$11,689,204	$15,724,492
Canada	169,817	147,688	376,144	303,671
Asia	1,101,621	1,370,045	2,128,484	2,267,919
Mexico and South America	1,321,580	1,257,684	2,661,718	2,469,423
Europe	420,197	785,850	1,175,758	1,674,937
Other	7,501	4,571	300,696	35,191

Total	$8,124,108	$10,739,335	$18,332,004	$22,475,633

	June 30, 2002	December 31, 2001
Identifiable assets
United States	$38,097,189	$40,551,648
Asia	976,000	1,146,008

Total	$39,073,189	$41,697,656

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

        During the fourth quarter of 2001, the Company began breaking out audiovisual as a separate segment. As such, amounts for the three and six months ended June 30, 2001 have been reclassified to conform with the 2002 presentation.

Critical Accounting Policies:

        The U.S. Securities and Exchange Commission (the "SEC") has defined a Company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies below. The Company has other significant accounting policies, which involve the use of estimates, judgments and assumptions. For additional information, see Note 2, "Summary of Significant Accounting Policies" in Item 1 of Part I, "Financial Statements" of this Form 10-Q and Note 1, "Summary of Significant Accounting Policies" in Item 8 of Part II, "Financial Statements and Supplementary Data" of the Company's annual report on Form 10-K for the year ended December 31, 2001.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory carrying values are sensitive to estimates of application rates for labor and overhead costs and for reserves to adjust carrying values to the lower of cost or market. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management estimates related to the Company's future manufacturing schedules, customer demand and the development of digital technology that could make the Company's theatre products obsolete, among other items.

Long-Lived Assets and Goodwill

        The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used, exclusive of goodwill, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Impairment losses for goodwill are measured at least annually using the fair value method of SFAS No. 142, Goodwill and Other Intangible Assets, following the Company's adoption of SFAS No. 142 on January 1, 2002. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are plant and equipment, which have a net book value of $8.8 million at June 30, 2002. Because the recoverability of plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of plant and equipment over its fair value.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2002, the Company has adequate carryback potential to fully recover recorded deferred tax assets. Under current tax law, the Company has a 5-year carryback for net operating losses in tax years 2001 and 2002. Following 2002, the carryback period will be limited to 2 years. Currently, management believes that recorded deferred tax assets are recoverable. However, as carrybacks become limited or if recovery depends on future taxable income, the Company may be required to provide additional valuation reserves for deferred tax assets.

Revenue Recognition

        The Company recognizes revenue from product sales upon shipment to the customer when collectibility of the revenue is reasonably assured. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer. In accordance with accounting principles generally accepted in the United States of America, the recognition of these revenues is partly based on the Company's assessment of the probability of collection of the resulting accounts receivable balance. The Company's related estimates of the allowance for doubtful accounts are also sensitive to a number of assumptions that may materially affect net earnings from time to time.    Additionally, costs of warranty service and product replacement are estimated and accrued at the time of sale or rental. As a result of these estimates, the timing or amount of revenue recognition may have been different if different assessments had been made at the time the transactions were recorded in revenue.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenues

        Net revenues for the three months ended June 30, 2002 decreased $2.6 million or 24.4% to $8.1 million from $10.7 million for the three months ended June 30, 2001. As discussed in further detail below, the majority of the decrease relates to lower revenues from three of the four operating segments. The following table shows comparative net revenues for theatre, lighting, audiovisual and restaurant products for the respective periods:

	Three Months Ended June 30,
	2002	2001
Theatre	$5,902,024	$8,090,466
Lighting	1,015,033	1,454,711
Audiovisual	863,056	788,663
Restaurant	343,995	405,495

Total net revenues	$8,124,108	$10,739,335

Theatre Segment

        The decrease in consolidated net revenues primarily related to lower sales of theatre products which decreased $2.2 million or 27.0% from $8.1 million in 2001 to $5.9 million in 2002. In particular, sales of projection equipment decreased $2.1 million from $6.1 million in 2001 to $4.0 million in 2002. This decrease resulted from a continued downturn in the construction of new theatre screens in North America by the theatre exhibition industry. The Company's ability to increase sales depends upon new screen growth by the exhibitors.

        The North American theatre exhibition industry is slowly recovering from a severe downturn that resulted in several exhibition companies filing for bankruptcy. Higher theatre attendance and exhibitors having more access to cash are fueling some recovery. In fact, certain exhibitors are already emerging from bankruptcy. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors along with receivables from the Company's independent dealers who resell the Company's products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are beginning to recover, it has not yet benefited the dealer network as quickly since the exhibitors are still not recovered sufficiently to begin constructing as many new complexes. During the second quarter, the Company reserved for receivables of approximately $0.4 million from one such dealer; Media Technology Source of Minnesota, LLC, which filed for Chapter 7 bankruptcy protection on June 25, 2002. Until the construction of new theatre complexes increases, sales of theatre projectors to the exhibitors or to the dealer network for resale will continue to be soft. While the Company feels the sharp decreases in theatre projector sales during 2001 and 2000 will subside, sales for the remaining six months of 2002 will be below those of 2001.

        Sales of theatre replacement parts increased slightly to $1.3 million in 2002 compared to $1.2 million in 2001. Replacement part sales were positively impacted by the increased theatre attendance, which generally means projectors are being used more, and therefore need more maintenance. However, sales were negatively impacted by increased competition for replacement part sales as other manufacturing firms, with ties to the theatre exhibition industry, attempt to find alternative revenue sources.

        Sale of lenses to the theatre exhibition industry decreased approximately $0.3 million or 57.4% from $0.5 million in 2001 to $0.2 million in 2002. The decrease is due to a combination of the lack of new screen growth coupled with delays in receiving lenses from the Company's sole supplier of the product. The Company believes the vendor has taken the necessary steps to correct the problem going forward.

        Sales of xenon lamps increased from $0.3 million in 2001 to $0.4 million in 2002. The Company began marketing and distributing xenon lamps in late 2001.

        Sales outside the United States (mainly theatre sales) were $3.0 million in 2002 compared to $3.6 million in 2001, as sales to Europe were lower due to a combination of less demand and increased competition. Sales to Asia were also lower than 2001 and softer than expected during the quarter. In general, sales to foreign customers have been weaker than expected due to various reasons including, but not limited to, lack of expected screen growth overseas coupled with increased competition from local manufacturers who can offer lower prices since they do not have to deal with duties and taxes.

Lighting Segment

        Sales and rentals in the lighting segment decreased approximately $0.5 million from $1.5 million in 2001 to $1.0 million in 2002. Sales and rentals (excluding sales of spotlights) from the Company's entertainment lighting facility in North Hollywood, California were flat at approximately $0.3 million for 2002 and 2001, respectively. This location is being adversely affected by a weakened motion picture production economy in the Hollywood and Los Angeles areas. As discussed last quarter, the Company reorganized the location in December 2001 and charged approximately $0.7 million to operations for the impairment and write-off of goodwill, rental equipment and other assets. Subsequent to June 30, 2002, the Company completed the sale of certain assets and rental activities of this location for cash of approximately $0.5 million to its former General Manager. The Company expects to record a small gain from the transaction during the third quarter. The remaining operations and assets will be transferred to Omaha. The Company will continue to manufacture, market and sell a full range of Xenotech products and will maintain a distribution relationship with the new owner.

        The Company's entertainment lighting division in Florida and Georgia generated $0.4 million in 2002 compared to $0.3 million in 2001 due to stronger product sales. Rental revenues continue to be affected by a weakened tourist economy in Florida and as such were lower in 2002. The Company was also notified during the first quarter of 2002 that an anticipated sale of certain high intensity searchlights used at the Kennedy Space Center in Cape Canaveral, Florida would not materialize due to governmental budget constraints. The Company generated $1.1 million from a similar sale of these searchlights during the third quarter of 2001.

        Sales of follow spotlights decreased approximately $0.4 million from $0.8 million in 2001 to $0.4 million in 2002 due to a combination of fewer arenas being constructed and increased competition. The Company is currently restructuring the segment to position itself to be more aggressive in serving the entire lighting industry, as it believes its product lines are superior to the competition. This restructuring will most likely be accomplished through changes in sales and marketing personnel and practices along with increased customer service. Due to a combination of the expected continued weakness in the Florida tourist economy, the sale of the North Hollywood location and the loss of the Cape Canaveral searchlights, lighting segment revenues for the remaining six months of 2002 are expected to fall well below 2001 levels.

Audiovisual Segment

        Sales and rentals of audiovisual products increased $0.1 to $0.9 million in 2002 from $0.8 million in 2001; however, the segment is still in the middle of a sluggish tourist economy that has affected the convention and hotel industries in Ft. Lauderdale and Orlando, Florida who are the primary customers for this segment. The Company feels it will take sometime for the industry to return to higher activity levels and most likely even longer for substantial growth to occur and is taking the necessary steps to resize the segment to counter the loss of revenue. During the second quarter the Company restructured the segment through cutbacks in personnel and salary reductions which will save over $0.3 million on an annual basis. In connection with the restructuring, the Company incurred an insignificant amount of severance expense. The Company continues to monitor this segment carefully and intends to explore further options to bring the division to profitability.

Restaurant Segment

        Restaurant sales were approximately $0.3 million in 2002 compared to $0.4 million in 2001 respectively as sales of pressure fryers and replacement parts continue to fall both below 2001 and anticipated levels. The Company was also notified during the second quarter that the segment's largest customer (the "Hobart Corporation") will discontinue reselling the Company's gas and electric pressure fryers by the end of 2002. The Hobart Corporation still intends to continue reselling the segment's ventless hoods, however, historically the majority of sales to them have been the pressure fryers. During the twelve months ending December 31, 2001, sales to this customer represented approximately 22% of restaurant segment sales.

Gross Profit

        Despite lower revenues, consolidated gross profit was consistent at $1.2 million for 2002 and $1.1 million for 2001, respectively.

        Theatre segment gross profit was steady at $0.7 million in 2002 and $0.8 million in 2001, despite theatre revenues decreasing to $5.9 million in 2002 from $8.1 million in 2001. This was accomplished almost entirely by reducing the Company's cost structure at its manufacturing plants in Omaha, Nebraska and Fisher, Illinois. The Company reduced manufacturing overhead costs in Omaha by $0.4 million compared to the second quarter of 2001 accomplished mainly through personnel reductions which has not only saved cash, but has increased manufacturing efficiencies thereby improving manufacturing profitability. The other reason for the steady margin at the Omaha plant was substantially less inventory, which has benefited the Company in the form of lower holding costs, more production throughput and less inventory shrinkage.

        The gross margin in the lighting segment was also higher than 2001 increasing from $0.1 million in 2001 to approximately $0.2 million in 2002 despite revenues decreasing from $1.5 million in 2001 to $1.0 million in 2002. The Company was able to accomplish this by reducing personnel and other costs at the sales and rental facility in North Hollywood, California and by the spotlight product line benefiting from the lower manufacturing cost structure at the Omaha plant.

        The gross profit in the audiovisual segment was flat at approximately $0.2 million for both 2002 and 2001 despite slightly higher revenues, as the segment is currently not covering fixed costs in a profitable manner. The audiovisual segment is similar to the lighting segment in that a substantial amount of costs are fixed in the short-term. As discussed previously, the Company has been cutting costs and is currently evaluating projected revenue levels to determine what further cuts, if any, need to be made to bring the segment into profitability.

        Restaurant margins were flat at approximately $71,000 for 2002 compared to approximately $8,000 for 2001. As discussed previously, the segment experienced disappointing sales results during the quarter.

Operating Expenses

        Operating expenses increased to $2.5 million in 2002 compared to $2.4 million in 2001 and as a percentage of revenue rose to 30.4% compared to 21.9% in 2001. The increase was mainly due to higher bad debt expense relating to the bankruptcy of one of the Company's independent dealers as discussed earlier and due to certain fixed costs that do not fluctuate proportionally with revenues.

Other Financial Items

        During 2002, the Company sold used lighting equipment generating a gain of approximately $37,000 compared to a gain of approximately $29,000 in 2001 as the Company continues to sell assets held for rental that are not being used efficiently.

        The Company also recorded approximately $24,000 of miscellaneous income (net of miscellaneous expenses) in 2002 compared to approximately $75,000 of net miscellaneous expense a year ago.

        Net interest expense was approximately $34,000 in 2002 compared to approximately $137,000 in 2001 due entirely to lower outstanding borrowings on the Company's credit facilities.

        The Company's effective tax rate for the income tax benefit for 2002 was 34.9% compared to 34.3% in 2001. The change in the tax rate resulted from the differing impact of permanent differences and to certain states that do not allow carrybacks of net operating losses. Net deferred tax assets were $1.6 million as of June 30, 2002. Based upon the availability of loss carrybacks, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of June 30, 2002.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets and ceased amortizing goodwill. Excluding the effects of goodwill amortization, the Company's net loss and net loss per share would have been $0.9 million and $0.07 per share, respectively for the three months ended June 30, 2001.

        For the reasons outlined above, the Company experienced a net loss in 2002 of approximately $0.8 million compared to a net loss of $0.9 million in 2001. This translated into a net loss per share—basic and diluted of $0.06 per share in 2002 compared to a net loss per share—basic and diluted of $0.08 per share in 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues

        Net revenues for the six months ended June 30, 2002 decreased $4.2 million or 18.4% to $18.3 million from $22.5 million for the six months ended June 30, 2001. As discussed in further detail below, the majority of the decrease relates to lower sales across all segments. The following table shows comparative net revenues for theatre, lighting, audiovisual and restaurant products for the respective periods:

	Six Months Ended June 30,
	2002	2001
Theatre	$13,631,275	$16,481,725
Lighting	2,133,347	2,825,631
Audiovisual	1,912,293	2,423,859
Restaurant	655,089	744,418

Total net revenues	$18,332,004	$22,475,633

Theatre Segment

        The decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $2.9 million or 17.3% from $16.5 million in 2001 to $13.6 million in 2002. The decrease was due entirely to sales of projection equipment which decreased from $12.4 million in 2001 to $9.5 million in 2002. This decrease resulted from a continued downturn in the construction of new theatre screens in North America by the theatre exhibition industry. The Company's ability to increase sales depends upon new screen growth by the exhibitors.

        The North American theatre exhibition industry is slowly recovering from a severe downturn that resulted in several exhibition companies filing for bankruptcy. Higher theatre attendance and exhibitors having more access to cash are fueling some recovery. In fact, certain exhibitors are already emerging from bankruptcy. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors along with receivables from the Company's independent dealers who resell the Company's products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are beginning to recover, it has not yet benefited the dealer network as quickly since the exhibitors are still not recovered sufficiently to begin constructing as many new complexes. During the second quarter, the Company reserved for receivables of approximately $0.4 million from one such dealer; Media Technology Source of Minnesota, LLC, which filed for Chapter 7 bankruptcy protection on June 25, 2002. Until the construction of new theatre complexes increases, sales of theatre projectors to the exhibitors or to the dealer network for resale will continue to be soft. While the Company feels the sharp decreases in theatre projector sales during 2001 and 2000 will subside, it is likely that sales for the remaining six months of 2002 will be below those of 2001.

        Sales of lenses to the theatre industry have also been impacted by the lack of new screen growth decreasing from $0.8 million in 2001 to $0.5 million in 2002. Sales of xenon lamps increased from $0.6 million in 2001 to $0.9 million in 2002 due to a combination of more market share and the increase in theatre attendance discussed earlier. The Company began distributing these lamps in late 2001.

        Sales of theatre replacement parts were $2.7 million in 2002 compared to $2.6 million in 2001, respectively. Replacement part sales were positively impacted by the increased theatre attendance, which generally means projectors are being used more, and therefore need more maintenance, but were negatively impacted by competition for replacement part sales as other manufacturing firms, with ties to the theatre exhibition industry, attempt to find alternative revenue sources.

        Sales outside the United States (mainly theatre sales) were $6.6 million in 2002 compared to $6.8 million in 2001, as sales to Europe were much lower due to a combination of less demand and increased competition. Sales in Asia were also lower than the prior year and softer than expected so far this year. In general, sales to foreign customers have been weaker than expected due to various reasons including, but not limited to, lack of expected screen growth overseas coupled with increased competition from local manufacturers who can offer lower prices since they do not have to deal with duties and taxes.

Lighting Segment

        Sales and rentals in the lighting segment decreased $0.7 million from $2.8 million in 2001 to $2.1 million in 2002. Sales and rentals (excluding spotlight sales) from the Company's entertainment lighting facility in North Hollywood, California decreased to $0.7 million from $0.8 million a year ago. This location is being adversely affected by a weakened motion picture production economy in the

Hollywood and Los Angeles areas. As noted in the MD&A section discussing the three months ended June 30, 2002, the Company has completed the sale of certain assets and rental activities of this location subsequent to June 30, 2002.

        The Company's entertainment lighting division in Florida and Georgia generated revenues of $0.8 million in 2002 compared to revenues of $0.7 million in 2001. Rental revenues, however, continued to be affected by a weakened tourist economy in Florida and as such, these revenues were lower than those in 2001. The Company was also notified during 2002 that an anticipated sale of certain high intensity searchlights used at the Kennedy Space Center in Cape Canaveral, Florida would not materialize due to governmental budget constraints. The Company generated $1.1 million from a similar sale of these searchlights during the third quarter of 2001.

        Sales of follow spotlights decreased approximately $0.7 million from $1.4 million in 2001 to $0.7 million in 2002 due to a combination of fewer arenas being constructed and increased competition. The Company is currently restructuring the segment to be more aggressive in serving the entire lighting industry, as it believes its product lines are superior to the competition. This restructuring will most likely be accomplished through changes in sales and marketing personnel and practices and increased customer service.

        Due to a combination of the expected continued weakness in the Florida tourist economy, the sale of the North Hollywood location and the loss of the Cape Canaveral searchlights, lighting segment revenues for the remaining six months of 2002 are expected to fall well below 2001 levels.

Audiovisual Segment

        Sales and rentals of audiovisual products decreased 21.1% to $1.9 million in 2002 from $2.4 million in 2001, as a sluggish tourist economy continues to affect the convention and hotel industries in Ft. Lauderdale and Orlando, Florida which are the primary customers for this segment. As the Company has previously stated, the Company feels it will take some time for the industry to return to higher activity levels and most likely even longer for substantial growth to occur and is taking the necessary steps to resize the segment to counter the loss of revenue. During the second quarter the Company restructured the division through cutbacks in personnel and salary reductions which will save over $0.3 million on an annual basis. In connection with the restructuring, the Company incurred an insignificant amount of severance expense. The Company continues to monitor this segment carefully and intends to further explore options to bring the segment to profitability.

Restaurant Segment

        Restaurant sales were approximately $0.7 million in both 2002 and 2001 as sales to South America and to the segment's largest customer (the "Hobart Corporation") have been softer than anticipated. As discussed in the second quarter MD&A, the Company has been notified by the Hobart Corporation that it intends to discontinue reselling the Company's pressure fryers by the end of 2002 but will continue to resell the Company's ventless hood. The Hobart Corporation represented approximately 22% of restaurant sales for the fiscal year ending December 31, 2001.

Gross Profit

        Despite lower revenues, consolidated gross profit increased to $3.2 million in 2002 compared to $2.7 million in 2001. As discussed below, the increase was due to the theatre and lighting segments.

        Theatre segment gross profit increased to $2.2 million in 2002 compared to $1.6 million in 2001, despite theatre revenues decreasing to $13.6 million in 2002 from $16.5 million in 2001. The improved profit was accomplished almost entirely by reducing the Company's cost structure at its manufacturing plant in Omaha, Nebraska. The Company reduced manufacturing overhead costs in Omaha by

$0.9 million compared to the first six months of 2001 accomplished mainly through personnel reductions which has not only saved cash, but has increased manufacturing efficiencies thereby improving manufacturing profitability. The other reason for the improved margin at the Omaha plant was substantially less inventory, which has benefited the Company in the form of lower holding costs, more production throughput and less inventory shrinkage.

        The gross margin in the lighting segment was approximately $0.4 million for 2002 compared to $0.3 million in 2001. This increase was accomplished despite lower revenues by reducing personnel and other costs at the sales and rental facility in North Hollywood, California and by the spotlight product line benefiting from the lower manufacturing cost structure at the Omaha plant.

        The gross profit in the audiovisual segment decreased from $0.8 million in 2001 to $0.5 million in 2002 due to a drop in rental revenues. As such, the segment did not cover fixed costs in a profitable manner. The audiovisual segment is similar to the lighting segment in that a substantial amount of costs are fixed in the short-term. As discussed previously, the Company is currently cutting costs to assure margins in sufficient amounts to make the segment profitable.

        Restaurant margins were approximately $121,000 in 2002 compared to approximately $36,000 in 2001 as the segment also benefited from the improved manufacturing variances at the Omaha plant. As discussed previously, the segment is experiencing disappointing sales results so far this year.

Operating Expenses

        Operating expenses increased approximately $0.3 million compared to 2001 but as a percentage of net revenues, increased to 26.1% in 2002 from 19.9% in 2001 as the Company was unable to lower fixed costs rapidly enough to counter the loss in revenue for the year, coupled with the write-off of a bad debt discussed earlier.

Other Financial Items

        During 2002, the Company sold used lighting equipment generating gains of approximately $82,000 in 2002 compared to approximately $96,000 in 2001 as the Company continues to sell assets held for rental that are not being used efficiently.

        The Company also recorded approximately $6,000 of miscellaneous income (net of miscellaneous expense) in 2002 compared to approximately $153,000 of net miscellaneous expense in 2001.

        Net interest expense was approximately $63,000 in 2001 compared to approximately $245,000 in 2002 due entirely to lower outstanding borrowings on the Company's credit facilities.

        The Company's effective tax rate for the income tax benefit for 2002 was 33.4% compared to 33.6% in 2001. The change in the tax rate resulted from the differing impact of permanent differences and to certain states that do not allow carrybacks of net operating losses. Net deferred tax assets were $1.6 million as of June 30, 2002. Based upon the scheduled reversal of deferred tax liabilities, availability of loss carrybacks, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of June 30, 2002.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets and ceased amortizing goodwill. Excluding the effects of goodwill amortization, the Company's net loss and net loss per share would have been $1.3 million and $0.10 per share, respectively for the six months ended June 30, 2002.

        For the reasons outlined above, the Company experienced a net loss in 2002 of approximately $1.0 million compared to a net loss of $1.4 million in 2001. This translated into a net loss per share—

basic and diluted of $0.08 per share in 2002 compared to a net loss per share—basic and diluted of $0.11 per share in 2001.

Liquidity and Capital Resources

        The Company currently has a revolving credit facility (the "Revolver") and a term loan arrangement with General Electric Capital Corporation ("GE Capital"). The Revolver provides for borrowings up to the lesser of $6.0 million or amounts determined by an asset-based lending formula, as defined in the Revolver. Based on the lending formula no borrowings were available under the Revolver as of June 30, 2002. The Company pays interest on any outstanding borrowing at a rate equal to the latest rate for 30-day dealer placed commercial paper determined on the last business day of each month (the "Index Rate") plus 4.375% (6.125% at June 30, 2002). The Company also pays a fee of .50% on the unused portion of the Revolver. The term loan portion of the credit facility currently provides for equal monthly principal payments of $31,250 and provides for interest at the Index Rate plus 3.625% (5.375% at June 30, 2002). As of June 30, 2002, the Company had no outstanding borrowings on the Revolver and $1.6 million on the term loan. The credit facility matures on August 30, 2003. All the Company's assets secure the credit facility.

        During July 2002, the Company notified GE Capital that it was in technical default under the credit facility for failing to maintain the required fixed charge coverage ratio at June 30, 2002. Upon the occurrence of the default and based on the terms of the agreement, the interest rates were increased by two percentage points. As of August 9, 2002, the Company had not obtained a waiver of the default, however, GE Capital had not exercised its rights under the credit facility agreement that include, but is not limited to, making a demand for repayment of all outstanding amounts. The Company and GE Capital are currently discussing alternatives as to how the default could be cured. The Company could be subject to a prepayment fee that could be as high as $142,000 if the outstanding amounts are repaid prior to the original expiration date of the credit facility. In accordance with the credit facility, the proceeds of $0.5 million received in July relating to the sale of certain assets of Xenotech Rental Corp. were used to pay down the term loan leaving a balance of approximately $1.1 million as of August 9, 2002.

        The Company believes that its current cash reserves will be sufficient to pay off the outstanding amounts under the credit facility and to meet its working capital needs and planned 2002 capital expenditures. The Company is working on obtaining alternative sources of financing once the GE Capital credit facility expires including, but not limited to, an asset-based credit facility with another financial institution, convertible debt or a sales leaseback arrangement. If alternative financing cannot be obtained or unforeseen events or conditions restrict the Company from meeting targeted cash flow results the Company has alternative plans including additional reductions in operating costs, additional asset sales and further reductions in working capital. There are no assurances, however, that such alternative plans will be sufficient to meet the Company's cash requirements in the absence of a financing facility.

        Due to the uncertainty regarding the maturity and repayment of the credit facility the amounts outstanding have been classified as a current liability in the accompanying balance sheets.

        In the event that digital projection becomes a commercially viable product, the Company may also need to raise additional funds in order to fully develop or market such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's business, financial condition and operating results. See the "Business Strategy" section under the caption "Explore Digital Projection" in the Company's Annual Report on Form 10-K for the year ending December 31, 2001 for a further discussion of digital projectors.

        Net cash provided by operating activities was $1.5 million in 2002 compared to $3.2 million in 2001. The decrease in operating cash flow was mainly due to the Company reducing inventory levels by almost $4.7 million during 2001 compared to only $1.2 million in 2002. During 2001, the Company was turning very high levels of inventory into cash and while the Company has continued that process in 2002, inventory levels are much lower and the Company is purchasing more inventory components. However, the Company still has inventory levels higher than optimal and will continue to work the inventory down in 2002 just not at the same pace as was accomplished in 2001.

        Net cash used in investing activities was approximately $16,000 compared to approximately $423,000 in 2001. The difference was due to a substantial cutback in capital expenditures as part of the Company's cost saving campaign.

        Net cash used in financing activities in 2002 was $0.2 million compared to $4.3 million in 2001. The large decrease was entirely due to payments on the Company's revolving credit facility during 2001. During 2002, the facility was completely paid down. The 2002 debt payments were entirely related to the Company's term loan.

Transactions with Related and Certain Other Parties

        The Company has disclosed the effects of transactions with related parties in Notes 7 and 9 in Item 1 of Part I, "Financial Statements" of this Form 10-Q. There were no other significant transactions with related and certain other parties.

Concentrations

        The Company's top ten customers accounted for approximately 36% of net revenues for the six months ended June 30, 2002. Additionally, receivables from these customers represented approximately 55% of consolidated gross accounts receivables at June 30, 2002. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. Additionally, receivables from two theatre segment customers accounted for approximately 25% of gross consolidated accounts receivable at June 30, 2002. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in purchasing procedures by certain exhibitors may also make it necessary for the Company to sell directly to them instead of through the dealer network as is currently done to a significant degree. Some of the dealers may be significant customers of the Company. While the Company does not anticipate these changes impacting revenues, outstanding receivables from the bypassed dealers could become an issue. Additionally sales outside the United States represented approximately 36% of consolidated revenues for the six months ended June 30, 2002 and are expected to be higher in future years. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        The liquidity problems of the theatre exhibition industry also result in continued exposure to the Company. If conditions would substantially worsen, the Company may be unable to lower its cost structure quickly enough to counter the lost revenue. As discussed previously, the Company reserved for receivables of approximately $0.4 million from Media Technology Source of Minnesota, LLC ("MTS"). MTS was an independent dealer of the Company. The Company has been able to pay down debt during the current downturn in large part by reducing inventory. While inventory levels are still higher than necessary, reductions similar to 2001 are not likely in future periods. To counter these risks, the Company has initiated a cost reduction program and is streamlining its manufacturing processes. The Company also has a strategy to find alternative product lines to become less dependent on the theatre exhibition industry. However, no assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

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

Off Balance Sheet Arrangements and Contractual Obligations

        The Company's off balance arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company's other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining In 2002	1-4 Years
Notes payable to bank	$1,562,500	$1,562,500	$—
Operating leases	695,008	205,002	490,006

Total contractual cash obligations	$2,257,508	$1,767,502	$490,006

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

Critical Suppliers

        The principal raw materials and components used in the Company's manufacturing processes include aluminum, electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. As discussed earlier, the Company's sole supplier of lenses had temporary problems in filling all the Company's orders but has taken the necessary steps to cure the problem going forward. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

Environmental

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and that burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Through June 30, 2002, the Company had not accrued any liability for this environmental loss contingency.

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

Recent Accounting Pronouncements

        During June 2001, the FASB issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to materially affect its financial statements.

        On April 30, 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to significantly impact its financial statements.

        In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to significantly impact its financial statements.

Securities and Exchange Releases

        During December 2001, the Securities and Exchange Commission ("SEC") issued FRR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FRR-60 was an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's regular annual meeting of stockholders was held on May 22, 2002 for the purpose of approving an amendment to the Company's 1995 stock option plan increasing the total number of shares for which options can be granted under the plan by 1,000,000 shares. There were 12,568,302 shares outstanding and eligible to vote of which 7,741,803 were present at the meeting or by proxy. The amendment did not receive the necessary percentage of votes for approval and therefore was not adopted (with 5,649,285 voting for, 2,072,800 voting against and 19,718 abstaining).

Item 6. Exhibits and Reports on Form 8-K

(a)
EXHIBITS

2.1	Agreement between Xenotech Rental Corp. and ARC Light EFX, Inc. to sell certain of the assets pertaining to its rental of lighting equipment business.•*
2.2	Letter Agreement between Ballantyne of Omaha, Inc. and McCarthy and CO. to act as exclusive financial advisor in connection with a review of strategic alternatives.•
11	Computation of net loss per share•
99.1	Certification of Chief Executive Officer and Chief Financial Officer.•

•
Filed herewith

*
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits relating to price and customer lists with respect to the registrant's agreement with ARC Light EFX, are not filed with this Form 10-Q. Ballantyne will furnish a copy of such exhibits to the Securities and Exchange Commission upon request.

(b)
Reports on Form 8-K filed for the three months ended June 30, 2002.

        No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer Chief Financial Officer and Chief Operating Officer
Date:	August 14, 2002	Date:	August 14, 2002

QuickLinks

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES Index
PART I. FINANCIAL INFORMATION
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Balance Sheets
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Operations Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Cash Flows Six Months Ended June 30, 2002 and 2001 (Unaudited)
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three and Six Months Ended June 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. Other Information
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES