Form 10-Q
period 2002-09-30
BALLANTYNE OF OMAHA INC
filed 2002-11-14
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2002	Commission File Number 1-13906
BALLANTYNE OF OMAHA, INC. (Exact name of Registrant as specified in its charter)
Delaware (State of other jurisdiction of Incorporation or organization)	47-0587703 (IRS Employer Identification Number)
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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of November 2, 2002
Common Stock, $.01 par value	12,568,302 shares

Ballantyne of Omaha, Inc. and Subsidiaries

Index

Part I.    FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,894,996	$2,168,136
Accounts receivable (less allowance for doubtful accounts of $1,010,681 in 2002 and $888,983 in 2001)	7,069,234	8,024,963
Notes receivable	266,830	140,830
Inventories, net	12,337,997	14,998,505
Recoverable income taxes	5,201	1,652,215
Deferred income taxes, net	1,474,036	1,830,359
Other current assets	359,422	144,422

Total current assets	26,407,716	28,959,430
Notes receivable	—	201,000
Plant and equipment, net	7,146,785	9,828,349
Other assets, net	2,584,622	2,708,877

Total assets	$36,139,123	$41,697,656

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$—	$375,000
Accounts payable	2,729,965	3,329,830
Accrued expenses	3,766,806	4,105,057

Total current liabilities	6,496,771	7,809,887
Deferred income taxes	436,735	541,091
Long-term debt, excluding current installments	—	1,375,000
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000,000 shares; issued 14,666,107 shares in 2002 and 14,646,107 shares in 2001	146,661	146,461
Additional paid-in capital	31,756,751	31,749,751
Retained earnings	12,617,659	15,390,920

	44,521,071	47,287,132
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	29,205,617	31,971,678

Total liabilities and stockholders' equity	$36,139,123	$41,697,656

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$10,160,286	$11,288,476	$28,492,290	$33,764,109
Cost of revenues	8,462,074	10,289,698	23,600,053	30,105,535

Gross profit	1,698,212	998,778	4,892,237	3,658,574
Operating expenses:
Selling	886,290	904,958	2,754,436	2,771,710
General and administrative	964,922	1,280,851	3,871,470	3,885,782

Total operating expenses	1,851,212	2,185,809	6,625,906	6,657,492

Loss from operations	(153,000)	(1,187,031)	(1,733,669)	(2,998,918)
Interest income	1,376	227	3,064	17,545
Interest expense	(23,812)	(45,941)	(88,852)	(308,248)
Loss on extinguishment of credit facility	(157,604)	—	(157,604)	—
Loss on impairment of assets	(957,378)	—	(957,378)	—
Gain on disposal of assets, net	161,341	—	243,162	96,012
Other expenses, net	(11,372)	(44,070)	(5,815)	(197,392)

Loss before income taxes	(1,140,449)	(1,276,815)	(2,697,092)	(3,391,001)
Income tax benefit (expense)	(596,059)	430,382	(76,169)	1,141,279

Net loss	$(1,736,508)	$(846,433)	$(2,773,261)	$(2,249,722)

Net loss per share:
Basic	$(0.14)	$(0.07)	$(0.22)	$(0.18)

Diluted	$(0.14)	$(0.07)	$(0.22)	$(0.18)

Weighted average shares:
Basic	12,568,302	12,512,672	12,567,569	12,512,672

Diluted	12,568,302	12,512,672	12,567,569	12,512,672

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(2,773,261)	$(2,249,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	611,109	191,790
Depreciation and amortization	1,638,951	2,268,979
Deferred income taxes	251,967	(485,860)
(Gain) loss on disposal and impairment of assets	714,216	(96,012)
Changes in assets and liabilities:
Accounts receivable	419,620	(1,682,139)
Inventories	2,660,508	7,459,439
Other current assets	(215,000)	(111,347)
Accounts payable	(599,865)	230,028
Accrued expenses	(338,251)	(91,940)
Recoverable income taxes	1,647,014	953,436
Other assets	124,255	(171,483)

Net cash provided by operating activities	4,141,263	6,215,169

Cash flows from investing activities:
Proceeds from disposal of assets	89,406	184,342
Proceeds from disposal of assets of Xenotech Rental Corp.	500,000	—
Capital expenditures	(261,009)	(739,302)

Net cash provided by (used in) investing activities	328,397	(554,960)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,875,000
Payments of long-term debt	(1,750,000)	(31,250)
Net payments on revolving credit facility	—	(8,205,370)
Proceeds from exercise of stock options	7,200	—

Net cash used in financing activities	(1,742,800)	(6,361,620)

Net increase (decrease) in cash and cash equivalents	2,726,860	(701,411)
Cash and cash equivalents at beginning of period	2,168,136	2,220,983

Cash and cash equivalents at end of period	$4,894,996	$1,519,572

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2002

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

2.
Summary of Significant Accounting Policies

        The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.
Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the third quarter of 2002, management assessed the adequacy of the Company's deferred tax valuation allowance and determined that an increase in the valuation reserve for certain deferred tax assets would be required. Circumstances considered relevant in this determination included continuing operating losses realized by the Company, increases to deferred tax assets in the current quarter, management's plans and progress on tax strategies related to capturing operating loss carrybacks through September 30, 2002, and management's plans for executing similar tax strategies during the fourth quarter. The Company recorded additional valuation allowances of $995,798 pertaining to the uncertainty of the recoverability of its net deferred tax assets. This uncertainty relates to the expiration of NOL carrybacks following fiscal 2002 and to the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following December 31, 2002. After December 31, 2002, the Company's ability to carryback and recover income taxes paid in previous years will be exhausted. Consequently, to the extent that the Company is unable to execute on certain fourth quarter tax planning strategies, additional increases to the valuation reserve may be required.

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

h.
Loss Per Common Share

        Net loss per share—basic has been computed on the basis of the weighted average number of shares of Common Stock outstanding. Net loss per share—diluted has been computed on the basis of the weighted average number of shares of Common Stock outstanding after giving effect to potential common shares from dilutive stock options. Because the Company reported net losses for the three and nine months ended September 30, 2002 and 2001, the calculation of net loss per share—diluted excludes potential common shares from stock options, as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income for the three and nine months ended September 30, 2002, there would have been 102,785 and 126,789 additional shares, respectively, in the calculation of net income per share—diluted. If the Company had reported net income for the three and nine months ended September 30, 2001, there would have been 75,711 and 73,990 additional shares, respectively, in the calculation of net income per share—diluted.

i.
Stock Based Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company's common stock at the date of grant.

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

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are plant and equipment, which have a net book value of $7.1 million at September 30, 2002. Because the recoverability of plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of plant and equipment over its fair value.

        The Company is considering divesting the audiovisual segment located in Florida in light of continuing losses of the business. In connection with the potential divesture and a review of the estimated future cash flows of the segment, the Company evaluated the recoverability of the long-lived assets associated with this business and determined that an impairment loss was required. Based on this analysis, the Company believes that impairment exists and has recorded a charge of approximately $957,000 shown in the accompanying statement of operations for the three and nine months ended September 30, 2002 for the estimated difference between the fair value of the segment's assets and their carrying value.

k.
Comprehensive Income

        The Company's comprehensive income consists solely of net loss. The Company had no other sources of comprehensive income for the three and nine months ended September 30, 2002 and 2001.

l.
Reclassifications

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

n.
Environmental

        The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that previously owned the property and that burned down in 1965.

        Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne is able to conclude on the final amount of the loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At September 30, 2002, the Company has adequately provided for any expected loss contingency.

o.
Goodwill

        The Company capitalizes and includes in other assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions ("goodwill"). The balance of goodwill included in other assets was $2,467,219 at September 30, 2002 and December 31, 2001. The Company has adopted the provisions of SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Consequently, the Company stopped amortizing goodwill on January 1, 2002. The Company performed a transitional impairment test at January 1, 2002, concluding that no impairment of goodwill was deemed necessary.

        Supplemental comparative disclosure as if the change in amortization policy had been retroactively applied to the prior year period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(1,736,508)	(846,433)	$(2,773,261)	(2,249,722)
Goodwill amortization	—	81,957	—	245,871
Tax benefit of goodwill amortization	—	(31,143)	—	(93,431)

Adjusted net loss	$(1,736,508)	(795,619)	$(2,773,261)	(2,097,282)

Basic and diluted loss per share:
Reported loss per share	$(0.14)	(0.07)	$(0.22)	(0.18)
Goodwill amortization	—	0.01	—	0.01

Adjusted basic and diluted loss per share	$(0.14)	(0.06)	$(0.22)	(0.17)

3.
Inventories

        Inventories consist of the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials and components	$9,832,439	$12,684,754
Work in process	1,287,225	1,014,896
Finished goods	1,218,333	1,298,855

	$12,337,997	$14,998,505

        The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $2,500,000 and $2,400,000 as of September 30, 2002 and December 31, 2001, respectively.

4.
Plant and Equipment

        Plant and equipment include the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
Land	$343,500	$343,500
Buildings and improvements	4,636,782	4,636,782
Machinery and equipment	11,862,883	12,705,342
Office furniture and fixtures	1,854,229	1,840,171
Construction in process	15,434	12,231

	18,712,828	19,538,026
Less accumulated depreciation	11,566,043	9,709,677

Net plant and equipment	$7,146,785	$9,828,349

5.
Notes Payable to Lender

        During July 2002, the Company notified General Electric Capital Corporation ("GE Capital") that it was in technical default under the credit facility with them for failing to maintain the required fixed charge coverage ratio at June 30, 2002. On August 23, 2002, the Company paid off all outstanding amounts under the credit facility and the facility was terminated. The Company paid a prepayment fee of $100,000 to GE Capital in accordance with certain terms of the credit facility and also expensed approximately $57,000 of deferred loan fees. These expenses are included as loss on extinguishment of credit facility for the three and nine months ended September 30, 2002 in the accompanying Statements of Operations. As of September 30, 2002, the Company has no outstanding debt and all assets are free of liens.

        The Company believes that its current cash reserves will be sufficient to meet its working capital needs and planned 2002 and 2003 capital expenditures. The Company is working on obtaining alternative sources of financing including, but not limited to, a credit facility with another financial institution, convertible debt or a sales leaseback arrangement. If alternative financing cannot be obtained or unforeseen events or conditions restrict the Company from meeting targeted cash flow results, the Company has alternative plans including additional reductions in operating costs, additional asset sales and further reductions in working capital. There are no assurances, however, that such alternative plans will be sufficient to meet the Company's cash requirement in the absence of a financing facility.

6.
Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine Months Ended September 30,
	2002	2001
Interest paid	$98,476	$308,248

Income taxes paid	$5,188	$4,755

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

8.
Notes Receivable

        During 2001, the Company determined that certain notes and credits for returned lenses due from Isco-Optic GmbH ("Isco-Optic") were impaired and approximately $665,000 was charged to operations in fiscal 2001. Isco-Optic is the Company's sole supplier of lenses. The Company was subsequently notified in January 2002 that certain assets of Isco-Optic had been transferred to Optische Systems Gottingen Isco-Optic AG ("Optische Systems"). Optische Systems has agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002 as payment for its debt to Ballantyne. The Company has received $75,000 through September 30, 2002 relating to the agreement, leaving a balance due of approximately $267,000, which approximates the present value of the remaining payments.

9.
Related Party Transactions

        On May 9, 2002, the Company announced that its Board of Directors has engaged McCarthy & Co. ("McCarthy") to help the Company develop and explore ways to enhance shareholder value, including, but not limited to, a possible sale of the Company, a merger with another company or another transaction. McCarthy is an affiliate of the McCarthy Group, Inc., who through affiliates, own 3,917,026 shares, or approximately 31% of Ballantyne Common Stock. The agreement between the Company and McCarthy is for a twelve-month period commencing on May 8, 2002. In the event a sale or merger is consummated, the Company has agreed to pay McCarthy a fee of 3% of the aggregate consideration, as defined. No amounts have been paid to McCarthy during the nine months ended September 30, 2002.

10.
Employee Stock Options

        During 2002, the Company granted 455,000 stock options to certain employees of the Company with exercise prices ranging from $0.55 to $0.80 per share. As of September 30, 2002, all but 30,000 of these stock options were fully vested and 20,000 have been forfeited. As the exercise price for the stock options was equal to the quoted value of the Company's common stock on the grant date, no compensation expense was recognized.

11.
Sale of Assets

        On July 31, 2002, the Company sold certain rental assets and operations of Xenotech Rental Corp. in North Hollywood, California to the subsidiary's former General Manager for cash of $0.5 million. The Company recorded a gain of approximately $175,000 on the sale. In accordance with the credit facility with GE Capital, the $0.5 million in proceeds was used to pay down the term loan of the Company.

        The Company is also considering divesting its lighting rental operations located in Orlando, Florida and Atlanta, Georgia by the end of the fiscal year, although the organization has not yet committed to an exit plan for this business at September 30, 2002. The Company believes the proceeds from any such divestiture will exceed the carrying amount of the net assets of the locations. The Company would move the remaining operations to Omaha, Nebraska and would continue to manufacture and market the lighting equipment.

        The Company is also considering divesting the audiovisual segment located in Florida in light of continuing business losses. The Company believes the proceeds from any such divestiture will approximate the carrying value of the net assets, net of the impairment charge discussed in Footnote 2j.

12.
Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        The Company's operations are conducted principally through four business segments: Theatre, Lighting, Audiovisual and Restaurant. During the fourth quarter of 2001, the Company began breaking out audiovisual as a separate segment. As such, amounts for the three and nine months ended September 30, 2001 have been reclassified to conform with the 2002 presentation. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The audiovisual segment includes the sale and rental of audiovisual presentation equipment to the hotel and convention industries. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost, net of accumulated depreciation or amortization.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue
Theatre	$8,428,873	$8,532,318	$22,060,148	$25,014,043
Lighting
Sales	773,100	1,546,672	2,290,839	3,500,971
Rental	148,899	208,488	764,507	1,079,820

Total lighting	921,999	1,755,160	3,055,346	4,580,791
Audiovisual
Sales	168,315	230,012	563,190	800,319
Rental	313,834	253,998	1,831,252	2,107,550

Total audiovisual	482,149	484,010	2,394,442	2,907,869
Restaurant	327,265	516,988	982,354	1,261,406

Total net revenue	$10,160,286	$11,288,476	$28,492,290	$33,764,109

Gross profit (loss)
Theatre	$1,443,978	$801,888	$3,598,693	$2,361,369
Lighting
Sales	118,785	439,784	669,273	862,828
Rental	22,543	(274,176)	(106,847)	(408,922)

Total lighting	141,328	165,608	562,426	453,906
Audiovisual
Sales	119,146	103,973	135,853	154,463
Rental	(77,079)	(183,251)	403,759	542,107

Total audiovisual	42,067	(79,278)	539,612	696,570
Restaurant	70,839	110,560	191,506	146,729

Total gross profit	1,698,212	998,778	4,892,237	3,658,574
Operating expenses	(1,851,212)	(2,185,809)	(6,625,906)	(6,657,492)

Loss from operations	(153,000)	(1,187,031)	(1,733,669)	(2,998,918)
Interest expense, net	(22,436)	(45,714)	(85,788)	(290,703)
Loss on extinguishment of credit facility	(157,604)	—	(157,604)	—
Gain (loss) on disposals and impairment of assets	(796,037)	—	(714,216)	96,012
Other expenses, net	(11,372)	(44,070)	(5,815)	(197,392)

Loss before income taxes	$(1,140,449)	$(1,276,815)	$(2,697,092)	$(3,391,001)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Expenditures on capital equipment
Theatre	$21,778	$93,402	$77,792	$242,623
Lighting	—	10,881	42,692	69,600
Audiovisual	90,371	27,804	140,525	427,079
Restaurant	—	—	—	—

Total	$112,149	$132,087	$261,009	$739,302

Depreciation and amortization
Theatre	310,216	409,383	955,619	1,207,611
Lighting	49,338	198,930	198,756	596,444
Audiovisual	160,779	154,976	484,576	464,924
Restaurant	—	—	—	—

Total	$520,333	$763,289	$1,638,951	$2,268,979

	September 30, 2002	December 31, 2001
Identifiable assets
Theatre	$31,809,941	$35,058,198
Lighting	2,834,982	3,437,870
Audiovisual	568,778	2,096,820
Restaurant	925,422	1,104,768

Total	$36,139,123	$41,697,656

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue
United States	$6,859,293	$8,245,735	$18,548,497	$23,970,227
Canada	112,055	247,498	488,199	551,169
Asia	1,140,500	805,617	3,268,984	3,073,536
Mexico and South America	1,141,186	456,574	3,802,904	2,925,997
Europe	759,616	752,094	1,935,374	2,427,031
Other	147,636	780,958	448,332	816,149

Total	$10,160,286	$11,288,476	$28,492,290	$33,764,109

	September 30, 2002	December 31, 2001
Identifiable assets
United States	$35,141,942	$40,551,648
Asia	997,181	1,146,008

Total	$36,139,123	$41,697,656

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

        During the fourth quarter of 2001, the Company began breaking out audiovisual as a separate segment. As such, amounts for the three and nine months ended September 30, 2001 have been reclassified to conform with the 2002 presentation.

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

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are plant and equipment, which have a net book value of $7.1 million at September 30, 2002. Because the recoverability of plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of plant and equipment over its fair value.

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

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the third quarter of 2002, management assessed the adequacy of the Company's deferred tax valuation allowance and determined that an increase in the valuation reserve for certain deferred tax assets would be required. Circumstances considered relevant in this determination included continuing operating losses realized by the Company, increases to deferred tax assets in the current quarter, management's plans and progress on tax strategies related to capturing operating loss carrybacks through September 30, 2002, and management's plans for executing similar tax strategies during the fourth quarter. The Company recorded additional valuation allowances of $995,798 pertaining to the uncertainty of the recoverability of its net deferred tax assets. This uncertainty relates to the expiration of NOL carrybacks following fiscal 2002 and to the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the tax assets following December 31, 2002. After December 31, 2002, the Company's ability to carryback and recover income taxes paid in previous years will be exhausted. Consequently, to the extent that the Company is unable to execute on certain fourth quarter tax planning strategies, additional increases to the valuation reserve may be required.

Revenue Recognition

        The Company recognizes revenue from product sales upon shipment to the customer when collectibility of the revenue is reasonably assured and other conditions for revenue recognition are met. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer. In accordance with accounting principles generally accepted in the United States of America, the recognition of these revenues is partly based on the Company's assessment of the probability of collection of the resulting accounts receivable balance. The Company's related estimates of the allowance for doubtful accounts are also sensitive to a number of assumptions that may materially affect net earnings from time to time.    Additionally, costs of warranty service and product replacement are estimated and accrued at the time of sale or rental. As a result of these estimates, the timing or amount of revenue recognition may have been different if different assessments had been made at the time the transactions were recorded in revenue.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues

        Net revenues for the three months ended September 30, 2002 decreased $1.1 million or 10.0% to $10.2 million from $11.3 million for the three months ended September 30, 2001. As discussed in further detail below, the majority of the decrease relates to lower revenues from the lighting segment. The following table shows comparative net revenues for theatre, lighting, audiovisual and restaurant products for the respective periods:

	Three Months Ended September 30,
	2002	2001
Theatre	$8,428,873	$8,532,318
Lighting	921,999	1,755,160
Audiovisual	482,149	484,010
Restaurant	327,265	516,988

Total net revenues	$10,160,286	$11,288,476

Theatre Segment

        Sales of theatre products decreased $0.1 million or 1.2% from $8.5 million in 2001 to $8.4 million in 2002. In particular, sales of projection equipment decreased $0.5 million from $6.6 million in 2001 to $6.1 million in 2002. The North American theatre exhibition industry is slowly recovering from a severe downturn that resulted in several exhibition companies filing for bankruptcy. Higher theatre attendance and exhibitors having more access to cash are fueling some recovery. In fact, most exhibitors have emerged from bankruptcy. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors along with receivables from the Company's independent dealers who resell the Company's products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are beginning to recover, it has not yet benefited the dealer network as quickly since the exhibitors are still not recovered sufficiently to begin constructing as many new complexes. During the second quarter of 2002, the Company reserved for receivables of approximately $0.4 million from one such dealer, Media Technology Source of Minnesota, LLC ("MTS"), which filed for Chapter 7 bankruptcy protection on June 25, 2002. Until the construction of new theatre complexes increases, sales of theatre projectors to the exhibitors or to the dealer network for resale will continue to be weak.

        Sales of theatre replacement parts were $1.4 million in 2002 compared to $1.2 million in 2001. Replacement part sales were positively impacted by the increased theatre attendance, which generally means projectors are being used more, and therefore need more maintenance. However, sales were negatively impacted by increased competition for replacement part sales as other manufacturing firms, with ties to the theatre exhibition industry, attempt to find alternative revenue sources.

        Sales of lenses to the theatre exhibition industry were flat at approximately $0.3 million in both 2002 and 2001, respectively. Sales of xenon lamps increased from $0.4 million in 2001 to $0.6 million in 2002. The Company began marketing and distributing xenon lamps in late 2001.

        Sales outside the United States (mainly theatre sales) increased to $3.3 million in 2002 compared to $3.0 million in 2001 as sales to Asia and South America were strong. However, this was offset by 2001 revenues including a $0.5 million sale into the United Arab Emirates that did not occur in 2002.

Lighting Segment

        Sales and rentals in the lighting segment decreased approximately $0.8 million from $1.8 million in 2001 to $1.0 million in 2002. During the quarter, the Company divested its entertainment lighting facility in North Hollywood, California that rented lighting equipment to the motion picture production industry. As such, sales and rentals (excluding sales of spotlights) fell to less than $0.1 million compared to $0.3 million in the 2001 period. The Company recorded a gain of approximately $175,000 from the divestiture. The Company will continue to manufacture, market and sell a full range of Xenotech products and will maintain a distribution relationship with the new owner. As such, the remaining operations and assets were transferred to Ballantyne's main manufacturing facility in Omaha, Nebraska.

        Revenues from the Company's entertainment lighting division in Florida and Georgia decreased to $0.2 million in 2002 from $1.5 million in 2001. Results for 2001 included a $1.1 million sale of high intensity searchlights used at the Kennedy Space Center in Cape Canaveral, Florida. The sale did not reoccur in 2002 due to governmental budget constraints. The division is also experiencing weak rental revenues that continue to be affected by a weakened tourist economy in Florida. Subsequent to September 30, 2002, the Company began exploring options to divest the assets and operations related to these rental activities and plans to move the sales operations to Omaha.

        Sales of follow spotlights increased approximately $0.6 million in 2002 due to the Company positioning itself to be more aggressive in serving the lighting industry, as it believes its product lines are superior to the competition.

        Due to the restructuring within the lighting segment, revenues for the fourth quarter are expected to fall well below 2001 levels for the same period, however the Company anticipates higher profits due to a substantially reduced cost structure.

Audiovisual Segment

        Sales and rentals of audiovisual products were flat at $0.5 million in both 2002 and 2001. The segment is still in the middle of a sluggish tourist economy that has affected the convention and hotel industries in Ft. Lauderdale and Orlando, Florida, the primary customers for this segment. During the third quarter of 2002, the Company recorded an asset impairment charge of approximately $1.0 million related to certain fixed assets. Subsequent to September 30, 2002, the Company began considering divesting this segment in light of continuing losses of the business.

Restaurant Segment

        Restaurant sales were approximately $0.3 million in 2002 compared to $0.5 million in 2001, as sales of pressure fryers and replacement parts continue to fall below both 2001 and anticipated 2002 levels. The Company was also notified in the second quarter of 2002 that the segment's largest customer (the "Hobart Corporation") will discontinue reselling the Company's gas and electric pressure fryers by the end of 2002. The Hobart Corporation intends to continue reselling the segment's ventless hoods, however, historically the majority of sales to them have been the pressure fryers. During the twelve months ending December 31, 2001, sales to this customer represented approximately 22% of restaurant segment sales, however, sales to the Hobart Corporation only represented approximately 6% of restaurant sales in the nine months ended September 30, 2002.

Gross Profit

        Despite lower revenues, consolidated gross profit rose to $1.7 million in 2002 from $1.0 million in 2001, respectively due to the reasons described below.

        Theatre segment gross profit increased to $1.4 million in 2002 compared to $0.8 million in 2001, despite revenues decreasing $0.1 million during the same period. This was accomplished almost entirely by reducing the Company's cost structure at its manufacturing plants in Omaha, Nebraska and Fisher, Illinois. The Company reduced manufacturing overhead costs in Omaha by $0.2 million compared to the third quarter of 2001, accomplished mainly through personnel reductions that not only saved cash, but also increased manufacturing efficiencies, resulting in an additional $0.4 million of gross profit. The other reason for the higher margin at the Omaha plant was a substantial reduction in inventory, which has benefited the Company in the form of lower holding costs, improved production throughput and reduced inventory shrinkage.

        The gross margin in the lighting segment was steady at $0.1 million in 2002 and $0.2 million in 2001, despite revenues being lower by more than $0.8 million in 2002 compared to 2001. The Company was able to accomplish this by selling the sales and rental facility in North Hollywood, California and due to the benefit realized by the spotlight product line as a result of the lower manufacturing cost structure at the Omaha plant.

        The gross profit in the audiovisual segment was approximately $42,000, an improvement over the gross loss of approximately $79,000 in 2001, which was accomplished by reducing fixed rental costs that were not being profitably covered in the past. As discussed previously, the Company is considering divesting this segment.

        Restaurant margins were approximately $71,000 for 2002 compared to approximately $111,000 in 2001 due to disappointing sales results during the third quarter.

Operating Expenses

        Operating expenses decreased to $1.9 million in 2002 compared to $2.2 million in 2001 and operating expenses as a percentage of revenue increased to 18.2% in 2002, compared to 19.4% in 2001, due to the lower revenues. The operating expense decrease was mainly due to costs saved by divesting the entertainment lighting division in North Hollywood coupled with the Company making a concerted effort to lower costs across the board.

Other Financial Items

        During the third quarter of 2002, the Company recorded gains from the sale of non-performing assets of $161,000. The majority of the gains relate to the divestiture of the assets of the Company's entertainment lighting division in North Hollywood as discussed earlier. Also during the third quarter, the Company recorded an asset impairment charge of approximately $1.0 million related to certain fixed assets in the audiovisual segment, reflecting the lack of expected operating cash flow to recover the carrying value of these assets.

        Net interest expense was approximately $22,000 in 2002, compared to approximately $46,000 in 2001, due entirely to lower outstanding borrowings on the Company's credit facilities.

        The Company's recorded an income tax benefit in 2001 of $0.4 million compared to income tax expense in 2002 of $0.6 million. The change in the tax amounts resulted from the differing impact of permanent differences and due to valuation allowances of $995,798 recorded in the third quarter of 2002 pertaining to the uncertainty of the recoverability of certain net deferred tax assets.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. Excluding the effects of goodwill amortization, the Company's net loss and net loss per share would have been $0.8 million and $0.06 per share, respectively, for the three months ended September 30, 2001.

        For the reasons outlined above, the Company experienced a net loss in 2002 of approximately $1.7 million compared to a net loss of $0.8 million in 2001. This translated into a net loss per share—basic and diluted of $0.14 per share in 2002 compared to a net loss per share—basic and diluted of $0.07 per share in 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues

        Net revenues for the nine months ended September 30, 2002 decreased $5.3 million or 15.6% to $28.5 million from $33.8 million for the nine months ended September 30, 2001. As discussed in further detail below, the decrease relates to lower sales across all segments. The following table shows comparative net revenues for theatre, lighting, audiovisual and restaurant products for the respective periods:

	Nine Months Ended September 30,
	2002	2001
Theatre	$22,060,148	$25,014,043
Lighting	3,055,346	4,580,791
Audiovisual	2,394,442	2,907,869
Restaurant	982,354	1,261,406

Total net revenues	$28,492,290	$33,764,109

Theatre Segment

        The decrease in consolidated net revenues primarily related to lower sales of theatre products, which decreased $2.9 million or 11.8% from $25.0 million in 2001 to $22.1 million in 2002. The decrease was due entirely to sales of projection equipment, which decreased from $18.7 million in 2001 to $15.7 million in 2002. This decrease resulted from a continued downturn in the construction of new theatre screens in North America by the theatre exhibition industry. The Company's ability to increase sales depends upon new screen growth by the exhibitors.

        The North American theatre exhibition industry is slowly recovering from a severe downturn that resulted in several exhibition companies filing for bankruptcy. Higher theatre attendance and exhibitors having more access to cash are fueling some recovery. In fact, most exhibitors have emerged from bankruptcy. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors along with receivables from the Company's independent dealers who resell the Company's products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are beginning to recover, it has not yet benefited the dealer network as quickly since the exhibitors are still not recovered sufficiently to begin constructing as many new complexes. During the second quarter of 2002, the Company reserved for receivables of approximately $0.4 million from one such dealer, MTS, which filed for Chapter 7 bankruptcy protection on June 25, 2002. Until the construction of new theatre complexes increases, sales of theatre projectors to the exhibitors or to the dealer network for resale will continue to be weak.

        Sales of lenses to the theatre industry have also been impacted by the lack of new screen growth, decreasing from $1.1 million in 2001 to $0.8 million in 2002. Sales of xenon lamps increased from $1.0 million in 2001 to $1.6 million in 2002 due to a combination of more market share and an increase in theatre attendance. The Company began distributing these lamps in late 2001.

        Sales of theatre replacement parts were $4.0 million in 2002 compared to $4.2 million in 2001. Replacement part sales were positively impacted by the increased theatre attendance, which generally means projectors are being used more, and therefore need more maintenance, but were negatively impacted by competition for replacement part sales as other manufacturing firms, with ties to the theatre exhibition industry, attempt to find alternative revenue sources.

        Sales outside the United States (mainly theatre sales) increased to $9.9 million in 2002 compared to $9.8 million in 2001, as the Company experienced a $0.9 million increase in sales to Latin and South America in 2002. Sales to Asia were also higher, coming in at $3.3 million in 2002, compared to $3.1 million in 2001. Sales to Europe and Canada offset the increases. Canada has been experiencing some of the same problems as the domestic marketplace while sales to Europe have been lower due to various reasons including, but not limited to, increased competition from local manufacturers who can offer lower prices since they do not have to deal with duties and taxes. The Company is currently exploring options to become more successful in penetrating this marketplace.

Lighting Segment

        Sales and rentals in the lighting segment decreased $1.6 million from $4.6 million in 2001 to $3.0 million in 2002. This decrease was due to a combination of divesting the Company's entertainment lighting division in North Hollywood and the lack of a recurrence of a $1.1 million sale in 2001 of certain high intensity searchlights to be used by NASA. These items are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for the three months ended September 30, 2002. Sales and rentals generated from the North Hollywood location prior to the closing date were $0.7 million compared to $1.1 million in 2001.

        The Company's entertainment lighting division in Florida and Georgia generated revenues of $1.0 million in 2002 compared to revenues of $2.1 million in 2001 as revenues in 2001 related to the NASA searchlight order discussed above and rental revenues continue to be affected by a weak tourist economy in Florida. The Company is currently exploring options to divest the assets and operations related to these rental activities and move the sales operations to Omaha.

        Sales of follow spotlights were $1.3 million in 2002 compared to $1.4 million in 2001. The Company is currently restructuring the segment to be more aggressive in serving the industry, as it believes its product lines are superior to the competition. This restructuring will most likely be accomplished through changes in sales and marketing personnel and practices and increased customer service.

Audiovisual Segment

        Sales and rentals of audiovisual products decreased 17.7% to $2.4 million in 2002 from $2.9 million in 2001, as a sluggish tourist economy continues to affect the convention and hotel industries in Ft. Lauderdale and Orlando, Florida, the primary customers for this segment. During the third quarter of 2002, the Company recorded an asset impairment charge of approximately $1.0 million related to certain fixed assets. Subsequent to September 30, 2002, the Company began considering divesting this segment in light of continuing losses of the business.

Restaurant Segment

        Restaurant sales decreased approximately $0.3 million to $1.0 million in 2002 from $1.3 million for 2001 as sales to South America and to the segment's largest customer (the "Hobart Corporation") have been softer than anticipated. As discussed earlier, the Hobart Corporation has notified the Company that it intends to discontinue reselling the Company's pressure fryers by the end of 2002 but will continue to resell the Company's ventless hood. The Hobart Corporation represented approximately 22% of restaurant segment sales for the fiscal year ending December 31, 2001, however, sales to the Hobart Corporation only represented approximately 6% of restaurant sales in the nine months ended September 30, 2002.

Gross Profit

        Despite lower revenues, consolidated gross profit increased to $4.9 million in 2002 compared to $3.7 million in 2001. As discussed below, the increase was mainly due to the theatre segment.

        Theatre segment gross profit increased to $3.6 million in 2002 compared to $2.4 million in 2001, despite theatre revenues decreasing to $22.1 million in 2002 from $25.0 million in 2001. The improved profit was accomplished almost entirely by reducing the Company's cost structure at its manufacturing plant in Omaha, Nebraska. The Company reduced manufacturing overhead costs in Omaha by $1.1 million compared to the first nine months of 2001, accomplished mainly through personnel reductions which not only saved cash, but also increased manufacturing efficiencies, thereby improving the gross margin by $1.8 million. The other reason for the improved margin at the Omaha plant was a substantial reduction in inventory, which has benefited the Company in the form of lower holding costs, improved production throughput and reduced inventory shrinkage.

        The gross margin in the lighting segment was approximately $0.6 million in 2002 compared to $0.5 million in 2001. This increase was accomplished by selling off the rental operations in North Hollywood, California, saving significant fixed overhead costs, and due to the benefit realized by the spotlight product line as a result of the lower manufacturing cost structure at the Company's main manufacturing facility in Omaha, Nebraska.

        The gross profit in the audiovisual segment decreased from $0.7 million in 2001 to $0.5 million in 2002 due to a substantial drop in rental revenues. As such, the segment did not cover fixed costs in a profitable manner. The audiovisual segment is similar to the lighting segment in that a substantial amount of costs are fixed in the short-term.

        Restaurant margins were approximately $192,000 million in 2002 compared to approximately $147,000 in 2001 as the segment also benefited from the improved manufacturing variances at the Omaha plant. As discussed previously, the segment is experiencing disappointing sales results so far this year.

Operating Expenses

        Operating expenses were flat at $6.6 million for both 2002 and 2001, respectively, but operating expenses as a percentage of net revenues increased to 23.3% in 2002 from 19.7% in 2001 as the Company was unable to lower fixed costs rapidly enough to counter the loss in revenue for the year, coupled with the write-off of the receivables from MTS, as discussed earlier.

Other Financial Items

        The Company recorded gains on sales of equipment of approximately $243,000 during 2002 compared to approximately $96,000 during 2001. The increase in 2002 mainly relates to the divestiture of the rental assets in North Hollywood that generated a gain of approximately $175,000. The rest of the gains generated in 2002 and 2001 related to selling off used equipment not being used effectively in the Company's rental operations. Also during the third quarter of 2002 the Company recorded an impairment charge of approximately $1.0 million relating to certain fixed assets in the audiovisual segment reflecting the lack of expected operating cash flow to recover the carrying value of the assets.

        The Company also recorded approximately $6,000 of miscellaneous expense (net of miscellaneous income) in 2002 compared to approximately $197,000 of net miscellaneous expense in 2001. The change was due to foreign currency translation expenses relating to purchasing lenses from Germany. The Company is not purchasing as many lenses this year.

        Net interest expense was approximately $86,000 in 2001, compared to approximately $291,000 in 2002 due entirely to lower outstanding borrowings on the Company's credit facilities.

        The Company's recorded an income tax benefit in 2001 of approximately $1,141,000 compared to income tax expense in 2002 of approximately $76,000. The change in the tax amounts resulted from the differing impact of permanent differences and due to valuation allowances of $995,798 pertaining to the uncertainty of the recoverability of certain net deferred tax assets.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. Excluding the effects of goodwill amortization, the Company's net loss and net loss per share would have been $2.1 million and $0.17 per share, respectively, for the nine months ended September 30, 2002.

        For the reasons outlined above, the Company experienced a net loss in 2002 of approximately $2.8 million compared to a net loss of $2.2 million in 2001. This translated into a net loss per share—basic and diluted of $0.22 per share in 2002 compared to a net loss per share—basic and diluted of $0.18 per share in 2001.

Liquidity and Capital Resources

        During July 2002, the Company notified GE Capital that it was in technical default under the credit facility for failing to maintain the required fixed charge coverage ratio at June 30, 2002. Upon the occurrence of the default, and based on the terms of the agreement, the interest rates were increased by two percentage points. On August 23, 2002, the Company paid off all outstanding amounts under the credit facility and the facility was terminated. The Company paid a prepayment fee of $100,000 to GE Capital in accordance with certain terms of the credit facility and also expensed approximately $57,000 of deferred loan fees. These expenses are included as loss on extinguishment of credit facility for the three and nine months ended September 30, 2002 in the accompanying Statements of Operations. As of September 30, 2002, the Company has no outstanding debt and all assets are free of liens.

        The Company believes that its current cash reserves will be sufficient to meet its working capital needs and planned 2002 and 2003 capital expenditures. The Company is working on obtaining alternative sources of financing including, but not limited to, a credit facility with another financial institution, convertible debt or a sales leaseback arrangement. If alternative financing cannot be obtained or unforeseen events or conditions restrict the Company from meeting targeted cash flow results, the Company has alternative plans including additional reductions in operating costs, additional asset sales and further reductions in working capital. There are no assurances, however, that such alternative plans will be sufficient to meet the Company's cash requirement in the absence of a financing facility.

        In the event that digital projection becomes a commercially viable product, the Company may also need to raise additional funds in order to fully develop or market such a product. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future digital projection opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results. See the "Business Strategy" section under the caption "Explore Digital Projection" in the Company's Annual Report on Form 10-K for the year ending December 31, 2001 for a further discussion of digital projectors.

        Net cash provided by operating activities was $4.1 million in 2002 compared to $6.2 million in 2001. The decrease in operating cash flow resulted from unusually high levels of inventory liquidations that occurred during 2001 as compared to 2002. Although the Company expects to further reduce inventories in the future, additional reductions are not expected to be as significant as 2001. Operating cash flow also included a $1.8 million refund from the IRS relating to NOL carrybacks. Despite the fact that the Company is reducing inventory levels in 2002, the volume of the reduction is declining, as inventory in stock is lower and the Company is purchasing more inventory components. However, the Company still has higher than optimal inventory levels and will continue to reduce the inventory in the fourth quarter.

        Net cash provided by investing activities of $0.3 million was generated through the sale of the rental assets in North Hollywood for which the Company received proceeds of approximately $0.5 million. During 2001, the Company sold used equipment generating proceeds of approximately $0.2 million. The Company's 2002 capital expenditures of $0.3 million were also substantially lower than the $0.7 million spent in 2001, as the Company is only purchasing critical items.

        Net cash used in financing activities in 2002 was $1.7 million, compared to $6.4 million in 2001. The large decrease was mainly due to payments on the Company's revolving credit facility during 2001. The facility was paid down at December 31, 2001. The 2002 debt payments were related to paying off and terminating the Company's term loan.

Transactions with Related and Certain Other Parties

        The Company has disclosed the effects of transactions with related parties in Notes 7 and 9 in Item 1 of Part I, "Financial Statements" of this Form 10-Q. There were no other significant transactions with related and certain other parties.

Concentrations

        The Company's top ten customers accounted for approximately 35% of net revenues for the nine months ended September 30, 2002. Additionally, receivables from these customers represented approximately 38% of consolidated gross accounts receivable at September 30, 2002. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. Additionally, receivables from two theatre segment customers accounted for approximately 17% of gross consolidated accounts receivable at September 30, 2002. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in purchasing procedures by certain exhibitors may also make it necessary for the Company to sell directly to them instead of through the dealer network as is currently done to a significant degree. While the Company does not anticipate these changes impacting revenues, outstanding receivables from the bypassed dealers, some of which could currently be significant customers, could become an issue. Additionally, sales outside the United States represented approximately 35% of consolidated revenues for the nine months ended September 30, 2002, and are expected to be higher in future years. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        The liquidity problems of the theatre exhibition industry also result in continued exposure to the Company. If conditions substantially worsen, the Company may be unable to lower its cost structure quickly enough to counter the lost revenue. As discussed previously, in the second quarter of 2002, the Company charged off receivables of approximately $0.4 million from MTS, an independent dealer of the Company. The Company has been able to pay down debt during the current downturn in large part by reducing inventory. While inventory levels are still higher than necessary, reductions similar to 2001 are not likely in future periods. To counter these risks, the Company has initiated a cost reduction program and is streamlining its manufacturing processes. The Company also has a strategy to find alternative product lines to reduce dependence on the theatre exhibition industry. However, no assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

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

Off Balance Sheet Arrangements and Contractual Obligations

        The Company's off balance arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company's other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining In 2002	1-4 Years
Operating leases	$576,348	86,342	490,006

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

Environmental

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and that burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required, however, the investigation is not yet at a stage where Ballantyne has been able to conclude on the final amount of the loss. Estimates of Ballantyne's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At September 30, 2002, the Company has adequately provided for any expected loss contingency.

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

        In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). Effective January 1, 2002, the Euro became the sole currency of the participating countries. The Company's sole supplier of lenses is a German company and all purchases are denominated in

Euros. The Company has implemented necessary changes to accounting, operational and payment systems to accommodate the introduction of the Euro.

Item 4.    Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)
EXHIBITS

10.61	Distributorship Agreement dated July 31, 2002 between the Company and OPTISCHE SYSTEME GOTTINGEN ISCO-OPTIC AG. •
11	Computation of net loss per share •
99.1	Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. •

•
Filed herewith

(b)
Reports on Form 8-K filed for the three months ended September 30, 2002.

        No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer Chief Financial Officer and Chief Operating Officer
Date:	November 14, 2002	Date:	November 14, 2002

CERTIFICATIONS

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number107-204), the Chief Executive Officer of the Company certifies that:

        1)    I have reviewed this report;

        2)    Based upon my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3)    Based upon my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the period presented in this report;

        4)    The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)    evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report (the "Evaluation Date");

          c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5)    The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        6)    The Company's other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN WILMERS John Wilmers Chief Executive Officer
Date: November 14, 2002

CERTIFICATIONS

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number107-204), the Chief Financial Officer of the Company certifies that:

        1)    I have reviewed the report;

        2)    Based upon my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3)    Based upon my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the period presented in this report;

        4)    The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)    evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report (the "Evaluation Date");

          c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5)    The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        6)    The Company's other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRAD FRENCH Brad French Chief Financial Officer
Date: November 14, 2002

QuickLinks

Index
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three and Nine Months Ended September 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES