Form 10-K
period 2002-12-31
BALLANTYNE OF OMAHA INC
filed 2003-03-31
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

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

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2) Yes ☐ No ☒

        As of March 14, 2003, 12,608,096 shares of common stock of Ballantyne of Omaha, Inc., were outstanding.

        The aggregate market value of the Company's common stock held by non-affiliates, based upon the closing price of the stock on the OTC Bulletin Board on June 28, 2002 was approximately $6.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2003 (the "Proxy Statement") are incorporated by reference in Part III.

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

PART I

Item 1. Business

Segments

        Ballantyne of Omaha, Inc. and its subsidiaries (Ballantyne or the "Company") designs, develops, manufactures and distributes commercial motion picture equipment, lighting systems, and restaurant equipment. As of December 31, 2002, the Company primarily operates within three business segments; 1) theatre, 2) lighting and 3) restaurant equipment.

        The Company completed the discontinuance of its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations. The Company has restated the consolidated financial statements for all comparative years presented.

Theatre

        The Company's business was founded in 1932. Since that time, the Company has manufactured and supplied equipment and services to the theatre motion picture exhibition industry. In 1983, the Company acquired the assets of the Simplex Projector Division of the National Screen Services Corporation, thereby expanding its commercial motion picture projection equipment business. The Company further expanded its commercial motion picture projection equipment business with the 1993 acquisition of the business of the Cinema Products Division of the Optical Radiation Corporation. That division manufactured the Century® projector and distributed lenses to the theatre and audiovisual industries in North America. In December 1994, the Company increased its presence in the international marketplace with the acquisition of Westrex Company, Asia ("Westrex"), which provides the Company with a strategic Far Eastern location and access to the Pacific Rim. In April 1998, the Company vertically integrated its motion picture projection business with the acquisition of Design & Manufacturing, Ltd. ("Design"). Design manufactures the film transport system for the Company and other theatre exhibition suppliers.

        The Company also manufactures customized motion picture projection equipment for use in special venues, such as large screen format presentations and other forms of motion picture-based entertainment requiring visual and multimedia special effects. The Company helped pioneer the special venue market more than 20 years ago by working with its customers to design and build customized projection systems. During December 2002, the Company announced it had entered into an agreement with Pacific Title and Art Studio, Inc. ("Pacific Title") to license the large format trademarks and projection system technology of MegaSystems, Inc, a wholly-owned subsidiary of Pacific Title. Pursuant to an exclusive two-year licensing agreement, Ballantyne will manufacture all of the MegaSystem's product line at its Omaha, Nebraska facility and market the projection systems worldwide. Prior to this agreement, Ballantyne had been manufacturing these projectors before shipping them to MegaSystem's St. Augustine, Florida facility for final engineering and delivery. MegaSystems will fulfill all orders under contract and in process as of December 4, 2002. Pacific Title will also honor all service and warranty obligations in force as of this date for the life of those obligations.

        The Company's product lines are distributed on a worldwide basis through a network of over 100 domestic and international dealers and also by a small direct sales force. The Company's broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc., Regal Cinemas, Inc. and Loews Cineplex.

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

Lighting

        The Company, under the trademark Strong®, is a supplier of long-range follow spotlights which are used for both permanent and touring applications. The Company, under the trademark Xenotech®, is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company also sells high intensity searchlights under the trademark Sky-Tracker®.

        On July 31, 2002, the Company sold certain rental assets and operations of Xenotech Rental Corp. in North Hollywood, California to the subsidiary's former general manager for cash of $0.5 million. The Company retained all cash, accounts receivable, inventory and payable amounts recorded at the time of sale.

        In January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia. In connection with the transaction, certain assets were segregated and sold in two separate transactions to the general manager of each location for an aggregate of $0.3 million. The Company retained all cash, accounts receivable, inventory and payable balances recorded at the time of sale.

Restaurant

        The Company manufactures commercial food service equipment, which is sold to convenience store and fast food restaurant operators and to equipment suppliers for resale on a private label basis. This business is supplemented by the sale of seasonings, marinades and barbeque sauces.

Theatre Exhibition Industry Overview

        The domestic theatre exhibition industry (including Canada) is highly concentrated with management estimating that the top ten exhibitors represent approximately 55% of the total industry. The theatre industry is currently recovering from a severe downturn that resulted in several exhibition companies filing for bankruptcy. However, there were signs during 2002 that the health of the industry has improved. Higher theatre attendance and exhibitors having more access to capital are fueling the recovery. In fact, most exhibitors have emerged from bankruptcy. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from the Company's independent dealers who resell the Company's products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are recovering, it has not yet benefited the dealer network as quickly since the exhibitors are still not recovered sufficiently to begin constructing as many new complexes. During 2002, the Company wrote off approximately $0.4 million from one such dealer, Media Technology Source of Minnesota, LLC ("MTS"), which filed for Chapter 7 bankruptcy protection on June 25, 2002. Until the construction of new theatre complexes increases or the Company increases market share, sales of theatre projectors to the exhibitors or to the dealer network for resale will continue to be weak.

        The problems in North America have not yet impacted the overseas marketplace, as foreign exhibitors have not overbuilt to the extent of their North American neighbors, and indications are that international demand for theatre products will continue to grow for the next several years as international consumer demand for movies increases. In particular, the Company believes there is potential for long-term growth in Eastern Europe and Asia.

Business Strategy

        The Company's strategy combines the following key elements:

        Increase Domestic Market Share.    The problems experienced by the theatre exhibition industry coupled with increased competition for the sale of theatre products has put pressure on the Company's share of the market. The Company is currently implementing certain initiatives to garner more market share in a declining domestic market place. These initiatives include but are not limited to: 1) selling more products directly to the exhibitor instead of using independent dealers; 2) aggressively responding to increased competition for replacement parts; 3) redeveloping the Company's equipment, making it more user friendly and competitive; 4) distributing a wider range of products to the theatre exhibition industry; and 5) leveraging the Company's brand name recognition to develop business with exhibitors currently not using Ballantyne equipment.

        Expand International Presence.    Sales outside the United States (mainly theatre sales) increased to $14.8 million or 43.8% of consolidated revenues from continuing operations compared to $12.6 million or 32.9% in 2001 and are expected to be higher in future years due to: 1) declining theatre screen growth domestically; 2) greater demand for projection equipment overseas; and 3) more aggressive marketing of lighting and restaurant products internationally by the Company. The Company believes there is potential for long-term growth in Eastern Europe and Asia.

        The Company is seeking to strengthen and develop this increased international presence through its international dealer network and the Company's sales force will continue to travel worldwide to market the Company's products. Additionally, the Company will utilize its office in Hong Kong to further penetrate China and surrounding markets. The Company believes that as a result of these efforts, it is positioned to further expand its brand name recognition and international market share. As a result, however, the Company has been and could be adversely affected by such factors as changes in foreign currency rates and changing economic and political conditions in each of the countries in which the Company sells its products.

        Reduce Inventory and Operating Costs.    The Company will continue to reduce costs through a cost reduction program designed to bring costs in line with revenues and streamline its manufacturing processes to gain further efficiencies. To this extent, the Company has reduced the number of employees by 165 or 45% since March 2000. Additionally, the Company will continue to reduce inventory levels and turn overstocked inventory into cash. The Company has reduced inventory levels by $17 million or 59% since March 2000. The Company has also divested certain lighting rental operations in North Hollywood, California, Orlando, Florida and Atlanta, Georgia, which is expected to save $0.5 million of cash expenses on an annual basis.

        Expand Digital opportunities.    The motion picture industry remains based on the use of film technology to deliver motion picture images to the public, despite the eventual shift to digital images ("digital cinema"). The widespread adoption and use of digital cinema foreseen by many has still not occurred, with a worldwide market penetration of only about 120 digital systems currently installed. In addition to the companies who have installed these systems, there are several additional companies, using various types of digital technology, actively involved in attempting to bring a complete digital solution to the market. Contributing factors of this slow technology change include, but are not limited to: high digital system costs; relatively little product available for digital cinema; security, control and implementation issues; and a lack of what are yet acceptable standards for system quality and interoperability. The major holdback appears to be any viable economic reasons to make this technology change. Though digital cinema offers significant potential savings via reduced delivery and handling costs, as well as greater consistency in the quality of presentations in the theatre, no financial models yet exist to justify the expenditures required.

        Despite the apparent head start and substantially greater resources of companies now involved in digital cinema, the Company believes it is in a good position to be a major participant in this marketplace. The Company currently manufactures the light source and power supply for digital equipment. The Company also remains in close contact with the theatre exhibitors and is maintaining relationships with current and potential digital providers. To that end, the Company reached an agreement during March 2003 with Digital Projection International ("DPI") for the sales, distribution and servicing rights of certain digital cinema equipment in the U.S., Canada, Mexico and Central and South America. Ballantyne believes this is the first step in enabling the Company to provide digital equipment to the exhibition industry once digital cinema becomes a reality. The Company has also hired a person to head up a recently created digital division to coordinate the potential new opportunities. However, no assurance can be given that Ballantyne will in fact be a part of the digital cinema marketplace. If Ballantyne is unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on the Company's business, financial condition and operating results.

        Expand Restaurant Segment.    This segment has experienced declining revenues over the past few years; however, the Company is becoming more aggressive in marketing its restaurant equipment worldwide. The Company intends on expanding distribution channels, reducing direct manufacturing costs, accelerating new product development and distributing a wider range of products to meet this goal. To that end, the Company hired a sales manager for the segment who will share responsibility for implementing the business plan for this segment.

        Expand Lighting Segment.    Despite the lighting divestitures that have taken place, the Company's goal is to increase revenues using the remaining product lines within the segment. The Company also believes that despite the loss in revenues from the divestitures, profits will improve as the divested operations carried high fixed overhead costs. The Company's goals are to: 1) consolidate the remaining product lines; 2) develop new competitive products in areas of the industry where the Company is not as entrenched; 3) focus on increasing support for dealers who are proven producers; and 4) redirect the Company's marketing focus. During 2002, the Company hired a lighting sales manager to assist the Company in meeting these goals.

Products

Theatre Products

Motion Picture Projection Equipment

        The Company is a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. The Company's commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industry wide recognized trademarks of Strong®, Simplex®, Century® and Ballantyne®. The Company manufactures the entire motion picture projection system in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by the Company.

        The Company's film handling equipment consists of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. The majority of the Company's film transport systems are sold under the Strong® name, although the Company sells systems on an OEM basis to a competitor.

Lenses

        Pursuant to a distribution agreement with Optische Systeme Gottingen ISCO Optic AG ("Optische Systeme") the Company has the exclusive right to distribute ISCO-Optic lenses in North America. Under the distribution agreement, the Company's exclusive right continues through April 30, 2006, subject to the attainment of minimum sales quotas (which the Company has historically exceeded), and thereafter is automatically renewed for successive two-year periods until terminated by either party upon 12 months' prior notice. ISCO-Optic lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen and have won two Academy Awards for technical achievement.

Xenon Lamps

        Beginning in late 2000, the Company began distributing Xenon lamps for resale to the theatre and lighting industries through an exclusive distributorship agreement with Lighting Technologies, Inc.

Replacement Parts

        The Company has a significant installed base of over 30,000 motion picture projectors. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company.

Special Venue Products

        The Company manufactures 4, 5 and 8 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special effects. The Company's status as a fully integrated manufacturer enables it to work closely with its customers from initial concept and design through manufacturing to the customers' specifications. As discussed earlier, the Company has entered into an agreement to license the large format trademarks and projection system technology of MegaSystems, Inc. Pursuant to an exclusive two-year licensing agreement, Ballantyne will manufacture all of MegaSystem's product line at its Omaha, Nebraska facility and market the projection systems worldwide. Prior to this agreement, Ballantyne had been manufacturing the projectors before shipping them to MegaSystem's St. Augustine, Florida facility for final engineering and delivery.

Lighting Products

Spotlight

        The Company has been a developer, manufacturer and distributor of long-range follow spotlights since 1950. Ballantyne's long-range follow spotlights are marketed under the Strong® trademark and recognized brand names such as Super Trouper® and Gladiator®. The Super Trouper® follow spotlight has been the industry standard since 1958. The Company's long-range follow spotlights are high-intensity general use illumination products designed for both permanent installations such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 4,000 watts. The 400-watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The 4,000-watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

        The Company sells its long-range follow spotlights through dealers and to end users such as arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. These spotlight products are used in over 100 major arenas throughout the world.

Promotional and Other Lighting Products

        The Company, through its wholly-owned subsidiary, Xenotech Strong, Inc. ("Xenotech") is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company's computer-based lighting systems are marketed under the Britelights® and Xenotech® trademarks, while the high intensity searchlights are marketed under the Sky-Tracker® trademark.

        Xenotech's specialty illumination products have been used in numerous feature films and have also been used at live performances such as the 2002 Super Bowl half-time show, the opening and closing ceremonies of the 2002 Winter Olympics and are currently illuminating such venues as the Luxor Hotel Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. These products are marketed directly to customers throughout the world.

        The Company's high intensity searchlights come in single or multiple head configurations, primarily for use in outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity searchlights are marketed through the Company's Sky-Tracker division under the Sky-Tracker® trademark. Sky-Tracker's products have been used at Walt Disney World, Universal Studios, various Olympic games and grand openings. The Company's promotional lighting products are primarily marketed directly to customers throughout the world by a direct sales force and a commissioned representative.

        During 2002, the Company disposed of all rental operations in North Hollywood, California and during January 2003, disposed of its remaining rental operations in Orlando, Florida and Atlanta, Georgia. The Company will continue to manufacture and market a complete line of lighting products including those previously manufactured and used in the rental operations.

Restaurant Products

        The Company's restaurant product line consists of commercial food service equipment, principally pressure and open fryers, exhaust hoods and smoker/slow roast ovens. The Company's pressure fryers account for the majority of its commercial food service equipment sales. The Company's restaurant product line is marketed under the Flavor-Crisp®, Flavor-Pit® and Chicken on the Run™ trademarks.

The Company's commercial food service equipment is supplemented by seasonings, marinades and barbeque sauces manufactured to the Company's specifications by various food product contractors. The Company sells its restaurant product line through dealers, who sell primarily to independent convenience store/fast food restaurant operators.

        During 2002, the Hobart Corporation ("Hobart") notified the Company it intends to discontinue reselling the Company's pressure fryers by the end of 2002 but will continue to resell the Company's ventless hood. Hobart represented approximately 10% and 22% of restaurant segment sales for the fiscal years endings December 31, 2002 and 2001, respectively. The Company believes that it will be able to offset the loss in business by expanding its distributor base.

Sales, Marketing and Customer Service

        The Company markets and sells its product primarily through a network of over 100 domestic and international dealers to major theatre exhibitors, sports arenas, amusement park operators and convenience/fast food stores. The Company also sells directly to end-users. The sales effort is supplemented by a small internal sales force. The Company services its customers in large part through the dealer network; however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. The Company's sales and marketing professionals in all three business segments have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

        Due to substantial consolidations within the theatre exhibition industry, many of the exhibitors now have internal technicians to service their theatre equipment and the need for the dealer network in the supply chain is lessening. A few of the larger exhibitors have already insisted on bypassing the dealer network. The Company believes this trend will continue in the future and will change how the Company markets its product to the industry. Ballantyne believes this shift in the supply chain benefits the Company in reducing credit exposure, as the exhibitors are generally larger entities with more access to capital.

Backlog

        At December 31, 2002 and 2001, the Company had backlogs of $3.7 million and $5.0 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation.

Manufacturing

        The Company's manufacturing operations are primarily conducted at its Omaha, Nebraska manufacturing facility and its manufacturing facility in Fisher, Illinois. The Company's manufacturing operations at both locations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly, packaging and shipping. The Company believes the central locations of Omaha and Fisher have and will serve to reduce the Company's transportation costs and delivery times of products to the east and west coasts of the U.S. The Company's manufacturing strategy is to (i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and (iv) use outside contractors as necessary to meet customer demand.

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

        Due to certain manufacturing cost, marketing and tax duties issues, the Company is presently negotiating contracts to have certain components for theatre and lighting products manufactured in Asia and Europe. This decision was based on making certain products more marketable and price competitive in certain European and Asian markets. Currently, only a limited amount of manufacturing is anticipated to be outsourced and it would only be for products sold overseas.

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

Warranty Policy

        The Company provides a warranty to end users for substantially all of its products, which generally covers a period of 12 months, but may be extended under certain circumstances and for certain products. Under the Company's warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements were approximately $633,000, $465,000 and $1,502,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The expense in 2002 mainly relates to an older model of a "xenon switching power supply", which is a component of a complete motion picture projection system. The Company made a decision during the fourth quarter of 2002 to dispose of a number of these power supplies returned by customers instead of reworking and reselling them as used equipment. While there can be no assurance that future warranty issues will not arise relating to the problem discussed above or that other issues will not also arise, the Company believes it has taken the proper steps to limit future warranty exposure in relation to these particular power supplies.

Research and Development

        The Company's ability to compete successfully depends, in part, upon its continued close work with existing and new customers. The Company focuses research and development efforts on the development of new products based on customer requirements. Research and development costs charged to operations amounted to approximately $517,000, $497,000 and $1,056,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

        Although the Company has a leading position in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company's motion picture projection equipment include Christie Electric Corporation, Cinemeccanica SpA and Kinoton GmbH. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities. Certain of the Company's competitors for its motion picture projection equipment have significantly greater resources. In addition to existing motion picture equipment manufacturers, the Company may also encounter competition from new competitors, as well as from the development of new technology for alternative means of motion picture presentation. No assurance can be given that the equipment manufactured by the Company will not become obsolete as technology advances. For a further discussion of potential new competition, see the "Business Strategy" section of this document under the caption "Expand Digital Opportunities".

        The markets for the Company's long-range follow spotlights, other lighting and restaurant products are also highly competitive. The Company competes in the lighting industry primarily on the basis of quality, price and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and equipment design. Certain of the Company's competitors for its long-range follow spotlight, other lighting and restaurant products have significantly greater resources than the Company.

Patents and Trademarks

        The Company owns or otherwise has rights to numerous trademarks and trade names used in conjunction with the sale of its products. The Company currently owns one patent. The Company believes its success will not be dependent upon patent or trademark protection, but rather upon its scientific and engineering "know-how" and research and production techniques.

Employees

        As of March 14, 2003, the Company had a total of 204 employees. Of these employees 153 were considered manufacturing, 3 were executive and 48 were considered sales and administrative. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

Environmental Matters

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and which burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party (PRP) due to ownership of the property. Estimates of Ballantyne's liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At December 31, 2002, the Company has provided for management's estimate of the Company's exposure relating to this matter.

Stockholder Rights Plan

        On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock at an exercise price of half the market price.

        During May 2001, BalCo Holdings L.L.C., ("BalCo Holdings") an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad of Delaware, Inc. ("Canrad"), a subsidiary of ARC International Corporation. Ballantyne amended the Rights Plan to exclude this purchase. On October 3, 2001, Ballantyne announced that certain affiliates of the McCarthy Group, Inc. purchased an additional 678,181 shares in Ballantyne bringing their total holding to 3,917,026 shares, or a 31% stake in Ballantyne. The Rights Plan was further amended to exclude the October 3, 2001 purchase.

Executive Officers of the Company

        John P. Wilmers, age 58, has been CEO of the Company since March 1997 and a Director since 1995. Mr. Wilmers joined the Company in 1981 and has served in various positions in the Company including Executive Vice President of Sales from 1992 to 1997. Mr. Wilmers is a past President of the Theatre Equipment Association, a member of the Nebraska Variety Club and a sustaining member of the Society of Motion Picture and Television Engineers. Mr. Wilmers attended the University of Minnesota at Duluth.

        Brad J. French, age 50, joined the Company as the Controller in 1990 and was named Secretary and Treasurer in 1992. Mr. French was named Chief Financial Officer of the Company in January 1996. During 2000, Mr. French was also named the Company's Chief Operating Officer. Prior to joining the Company, Mr. French held several accounting positions with UTBHL, Inc. (f/k/a Hanovia Lamp, Inc.), a subsidiary of Canrad, Inc. and Purolator Products, Inc. Mr. French earned a B.S. from Union College.

        Ray F. Boegner, age 53, has been Senior Vice President since 1997. Mr. Boegner joined the Company in 1985 and has acted in various sales roles. Prior to joining the Company, he served as Vice President of Marketing at Cinema Film Systems. Mr. Boegner earned a B.A. from Citrus College and a B.S. from the University of Southern California.

Item 2. Properties

        The Company's headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products, other than those for one of its wholly owned subsidiaries, Design and Manufacturing, Inc. ("Design"). The Design subsidiary is located in Fisher, Illinois on 2.0 acres with a 31,600 square foot building. The Company also leases a sales and service facility in Hong Kong. The Company subleases facilities in Ft. Lauderdale, Florida to Strong Audiovisual Incorporated, the purchaser of the discontinued audiovisual segment.

Item 3. Legal Proceedings

        The Company is involved from time to time in litigation arising out of its operations in the normal course of business. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2002, no issues were submitted to a vote of stockholders.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The common stock is listed and traded on the OTC Bulletin Board under the symbol "BTNE". Prior to December 18, 2000, the Company had been trading on the NYSE under the symbol "BTN". The Company was delisted from the NYSE for failing to maintain the appropriate market capitalization and stockholders' equity requirements set by the NYSE. The following table sets forth the high and low per share sale price for the common stock as reported by the OTC Bulletin Board, and the NYSE.

		High	Low
2002	First Quarter	$0.84	$0.53
	Second Quarter	1.00	0.61
	Third Quarter	0.90	0.44
	Fourth Quarter	0.76	0.44
2001	First Quarter	$0.81	$0.36
	Second Quarter	0.90	0.30
	Third Quarter	0.90	0.42
	Fourth Quarter	0.65	0.42
2000	First Quarter	$6.50	$3.63
	Second Quarter	3.75	2.00
	Third Quarter	2.69	0.94
	Fourth Quarter	1.13	0.13

        On March 14, 2003, the last reported per share sale price for the common stock was $0.75. On March 14, 2003, there were approximately 248 holders of record of the Company's common stock and an estimated 3,100 owners of the Company's common stock held in the name of nominees. On March 14, 2003, the Company had 12,608,096 shares of common stock outstanding. As a result of trading on the OTC Bulletin Board, the trading market and prices for the Company's common stock may be adversely affected.

        The Company did not make any unregistered sales of common stock during the fourth quarter of 2002.

Equity Compensation Plan Information

        The following table sets forth information regarding the Company's Stock Option Plans and Contractual Stock Option Agreements as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,137,380	$3.16	856,663	(1)
Equity compensation plans not approved by security holders	457,704	$1.88	1,112,783	(2)

Total	1,595,084	$2.79	1,969,446

(1)
Includes 424,576 securities for the Stock Purchase Plan and 432,087 securities for the 1995 Employee Stock Option Plan.
(2)
All securities relate to the 1995 Non-Employee Director's, Non-Incentive Stock Option Plan and the 2001 Non-Employee Director's Stock Option Plan.

Dividend Policy

        The Company intends to retain its earnings to assist in financing its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board and the Company's credit facility contains certain prohibitions on the payment of cash dividends. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions and the Company's financial condition and capital requirements, as well as any other factors deemed relevant by the Board.

Item 6. Selected Financial Data(1)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statement of operations data(2)
Net revenue	$33,785	38,379	43,566	83,405	74,613
Gross profit	5,620	3,895	5,952	24,035	23,493
Earnings (loss) from continuing operations	$(2,582)	(3,376)	(3,759)	7,821	8,504
Net income (loss) per share from continuing operations
Basic	$(0.21)	(0.27)	(0.30)	0.62	0.60
Diluted	$(0.21)	(0.27)	(0.30)	0.59	0.57
Balance sheet data(3)
Working capital	$19,195	21,150	21,637	34,401	31,002
Total assets	35,009	41,698	52,690	61,415	57,136
Total debt	111	1,750	8,870	10,438	12,276
Stockholders' equity	$28,391	31,972	36,009	39,863	34,615

(1)
All amounts in thousands (000's) except per share data
(2)
Excludes discontinued operations
(3)
Includes discontinued operations

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

        The Company's 2002 discontinuance of its audiovisual segment was completed December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000. The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002. The Company has restated the consolidated financial statements for the discontinued operations for all comparative years presented.

Critical Accounting Policies:

        The Company's accounting policies are disclosed in Note 2 to the consolidated financial statements in this Form 10-K. The more critical of these policies include the following:

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management estimates related to the Company's future manufacturing schedules, customer demand and the development of digital technology, which could make the Company's theatre products obsolete, among other items.

Goodwill

        The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions ("goodwill"). The balance of goodwill included in intangible assets was approximately $2.5 million at December 31, 2002 and 2001. The Company has adopted the provisions of SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment, which the Company performs in the fourth quarter. Consequently, the Company stopped amortizing goodwill on January 1, 2002. The Company has completed its assessment of any potential impairment and determined that no impairment exists for the Company's remaining goodwill balances.

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

        On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company's most significant long-lived assets subject to these periodic assessments of recoverability are plant and equipment, which have a net book value of $6.7 million at December 31, 2002. Because the recoverability of plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of plant and equipment over its fair value. The adoption of SFAS No. 144 did not impact the Company's financial position and results of operations for the year ended December 31, 2002.

Deferred Income Taxes

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2002, management assessed the adequacy of the Company's deferred tax valuation allowance and determined an increase in the valuation reserve for deferred tax assets would be required. Accordingly, the Company recorded a valuation allowance of $1.4 million, which is included in income tax expense for the year ended December 31, 2002. Circumstances considered relevant in this determination included continuing operating losses realized by the Company, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following December 31, 2002.

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

Results of Operations:(1)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.4	89.9	86.3	71.2	68.5
Gross profit	16.6	10.1	13.7	28.8	31.5
Operating expenses	22.5	21.2	24.9	13.6	13.8
Income from operations	N/A	N/A	N/A	15.3	17.7
Net income from continuing operations	N/A	N/A	N/A	9.4	11.4

(1)
Excludes discontinued audiovisual operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues

        Net revenues from continuing operations in 2002 decreased $4.6 million or 12.0% to $33.8 million from $38.4 million in 2001. As discussed in further detail below, the decrease relates to lower revenues from all segments. The following table shows comparative net revenues for theatre, lighting and restaurant products for the respective years:

	Year Ended December 31,
	2002	2001
Theatre	$28,133,404	$31,317,365
Lighting	4,289,431	5,416,660
Restaurant	1,362,540	1,644,908

Total net revenues	$33,785,375	$38,378,933

Theatre Segment

        Sales of theatre products decreased $3.2 million or 10.2% from $31.3 million in 2001 to $28.1 million in 2002. In particular, sales of projection equipment decreased $3.3 million from $22.8 million in 2001 to $19.5 million in 2002. This decrease resulted from a continued downturn in the construction of new theatre screens in North America coupled with increased competition. The North American theatre industry is currently recovering from a severe downturn that resulted in several exhibition companies filing for bankruptcy. Screen growth continued to be weak during 2002 despite signs that the health of the industry improved during the year. Higher theatre attendance and exhibitors having more access to capital are fueling the recovery. In fact, most exhibitors who previously filed have emerged from bankruptcy. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from independent dealers who resell the Company's products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are recovering, it has not benefited the dealer network as quickly since the exhibitors have still not recovered sufficiently to begin constructing as many new complexes. During 2002, the Company wrote off approximately $0.4 million from one such dealer, Media Technology Source of Minnesota, LLC ("MTS"), which filed for Chapter 7 bankruptcy protection on June 25, 2002. Until the construction of new theatre complexes increases or the Company increases market share, sales of theatre projectors to the exhibitors or to the dealer network for resale will continue to be weak.

        Sales of theatre replacement parts increased to $5.4 million in 2002 from $5.3 million in 2001 as sales were positively impacted by increased theatre attendance, which generally means projectors are being used more and need more maintenance. Exhibitors closing fewer theatres during the year also impacted parts sales, as there were less used parts for sale in the secondary market. The Company is aware, however, that the market for replacement parts is becoming increasingly competitive as other firms with ties to the theatre exhibition industry attempt to find alternative revenue sources. The Company is currently implementing sales and manufacturing initiatives to counter this competition and fuel growth in this area.

        Sales of xenon lamps grew to $2.1 million compared to $1.7 million in 2001 as the Company continues to grow this product line. The Company began distributing these lamps through an exclusive distributorship with Lighting Technologies International in late 2000. Sales of lenses decreased approximately $0.4 million from $1.5 million in 2001 to $1.1 million in 2002. Lens sales are more dependent on screen growth than replacement part and lamp sales. As with the sale of projectors, sales of this product line will continue to be soft until the exhibitors build more theatres or the Company increases market share.

Lighting Segment

        Sales and rentals in the lighting segment decreased $1.1 million from $5.4 million in 2001 to $4.3 million in 2002. This decrease was due to a combination of divesting the Company's rental operations in North Hollywood and the lack of a recurrence of a $1.2 million sale in 2001 of certain high intensity searchlights to be used by NASA from the Company's lighting division in Orlando, Florida. The sale did not reoccur in 2002 due to governmental budget constraints. Sales and rentals generated from the North Hollywood location (excluding spotlight sales) prior to the closing date were $0.7 million in 2002 compared to $1.4 million in 2001.

        The Company's entertainment lighting division located in Florida and Georgia generated revenues of $1.4 million in 2002 compared to revenues of $2.5 million in 2001 due to the loss of the NASA searchlight order discussed above and lower rental revenues which continued to be affected by a weak tourist and convention economy in Florida. In January 2003, the Company divested certain assets and rental operations pertaining to this division. The Company retained certain assets including accounts receivable and inventory and will continue to manufacture, market and distribute a full range of entertainment lighting products.

        Sales of follow spotlights were $2.2 million in 2002 compared to $1.5 million in 2001 due to more aggressive marketing, the timing of arenas being constructed and selling more spotlights internationally.

        The Company is currently restructuring the segment to grow market share, as it believes many of the segment's product lines are superior to the competition. This restructuring is being accomplished through changes in sales personnel and marketing practices along with increased customer service.

Restaurant Segment

        Restaurant sales decreased approximately $0.2 million to $1.4 million in 2002 from $1.6 million in 2001 as sales to South America and to the segment's largest customer, the Hobart Corporation ("Hobart") have been softer than anticipated. Hobart notified the Company during 2002 that it intends to discontinue reselling the Company's pressure fryers by the end of 2002 but will continue to resell the Company's ventless hood. Hobart represented approximately 10% of restaurant segment sales for the fiscal year ending December 31, 2002. Overall, sales in the segment have been steadily declining in recent years but the Company has more aggressive growth plans going into 2003. The Company has hired a restaurant sales manager to assist in developing several initiatives to market the segment in a more effective manner and the Company plans on offering a wider range of products.

Export Revenues

        Sales outside the United States (mainly theatre sales) increased to $14.8 million compared to $12.6 million in 2001. The growth was fueled by stronger sales in Asia and Central and South America as the Company previously targeted these areas for growth. Sales to Europe were softer for a second consecutive year due to increased competition and a softening European economy. The Company is currently forming alliances in Europe to assist in developing opportunities to increase market share, as it believes the region has the potential for long-term growth. Sales to Canada were also lower as the problems in the domestic theatre exhibition industry were mirrored in Canada.

Gross Profit

        Despite lower revenues, consolidated gross profit from continuing operations increased to $5.6 million in 2002 compared to $3.9 million in 2001. Gross margin as a percentage of revenues also increased from 10.1% in 2001 to 16.6% in 2002. As discussed below, the margin increased due to lower manufacturing costs and higher sales of replacement parts.

        Theatre segment gross profit increased to $4.4 million in 2002 from $3.1 million in 2001, despite theatre revenues decreasing to $28.1 million in 2002 from $31.3 million in 2001. The improved profit was accomplished by reducing the cost structure at the Company's manufacturing facility in Omaha, Nebraska. The Company reduced manufacturing overhead costs by $0.9 million compared to 2001, accomplished through personnel reductions and other manufacturing cost reductions, which not only saved cash, but also increased manufacturing efficiencies. The improved margin at the Omaha facility was also due to reductions of inventory, which has benefited the Company in the form of lower holding costs, improved production throughput and reduced inventory shrinkage. Finally, margins rose due to a higher percentage of revenues being generated by replacement part sales, which generally carry higher profit margins.

        Despite lower revenues, the gross margin in the lighting segment increased to approximately $0.9 million in 2002 compared to $0.5 million in 2001 due to lower fixed rental costs accomplished through divesting the North Hollywood rental operations and other personnel reductions during 2002. The product lines also realized the benefit of the lower manufacturing cost structure at the Omaha manufacturing facility.

        Restaurant margins were flat at $0.2 million for both 2002 and 2001. The segment also benefited from the improved manufacturing cost structure discussed above but unfavorable product mixes, pricing pressures and higher direct costs impacted margins.

Operating Expenses

        Operating expenses from continuing operations decreased approximately $0.5 million compared to 2001 but as a percentage of net revenues, increased to 22.5% in 2002 from 21.2% in 2001 as the Company was unable to lower certain fixed costs quickly enough to counter lost revenues. Included in the 2001 expenses were specific charges relating to goodwill impairment of approximately $0.1 million and an impairment of certain receivables from the Company's lens supplier of approximately $0.7 million. Included in the 2002 expenses were $0.4 million relating to a customer bankruptcy and $0.2 million of banking fees relating to the termination of the GE credit facility. The Company is continually aligning operating costs with projected future revenues and will continue to do so until the appropriate levels have been achieved.

Other Financial Items

        The Company recorded gains on sales of assets (excluding discontinued audiovisual operations) of approximately $0.2 million during 2002 compared to losses of $0.5 million in 2001. The 2002 gains mainly relate to the divestiture of certain rental assets in North Hollywood, which generated a gain of approximately $0.2 million. The 2001 losses were due to asset impairments and write-offs of equipment related to the rental operations in North Hollywood. The Company also generated gains of $0.1 million from selling used equipment not being used effectively during 2001, leaving a net loss for the year of $0.5 million.

        The Company recorded approximately $38,000 of net miscellaneous income in 2002 compared to approximately $16,000 of net miscellaneous expense in 2001.

        Net interest expense related to continuing operations was approximately $51,000 in 2002, compared to approximately $304,000 in 2001. Net interest expense allocated to discontinued operations was $13,000 in 2002 compared to $17,000 in 2001. The decrease in net interest expense was entirely due to the termination of the Company's credit facility with GE Capital.

        The Company recorded income tax expense from continuing operations in 2002 of approximately $0.8 million compared to an income tax benefit in 2001 of approximately $1.6 million. The change from 2001 was due to less taxable loss in 2002 coupled with a $1.4 million valuation reserve pertaining to the uncertainty of the recoverability of deferred tax assets. The Company recorded an income tax benefit related to losses from discontinued operations of $0.5 million in 2002 compared to $0.3 million in 2001.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. Excluding the effects of goodwill amortization, the Company's net loss and net loss per share in 2001 and 2000 would have been $3.8 million and $3.7 million, respectively while the net loss per share in 2001 and 2000 would have been $0.31 per share and $0.30 per share, respectively.

        For the reasons outlined above, the Company experienced a net loss from continuing operations in 2002 of approximately $2.6 million compared to a net loss from continuing operations of $3.4 million in 2001. This translated into a net loss per share—basic and diluted from continuing operations of $0.21 per share in 2002 compared to a net loss per share—basic and diluted from continuing operations of $0.27 per share in 2001.

Discontinued Audiovisual Operations

        The Company discontinued its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000. The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.

        Sales and rentals of audiovisual products decreased to $3.3 million in 2002 from $4.0 million in 2001 as the tourist and convention economy in Florida continued to be sluggish. As such, the segment's gross profit decreased to $0.9 million in 2002 compared to $1.0 million in 2001.

        During 2002, the Company recorded an after-tax charge of $1.0 million from the audiovisual segment, relating to after-tax operational losses of $0.4 million and an after-tax loss of $0.6 million from the sale or impairment of the assets compared to after-tax operational losses of $0.7 million in 2001. The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative years presented.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

        Net revenues from continuing operations in 2001 decreased $5.2 million or 11.9% to $38.4 million from $43.6 million in 2000. As discussed in further detail below, the majority of the decrease relates to lower sales of theatre products. The following table shows comparative net revenues for theatre, lighting and restaurant products for the respective years:

	Year Ended December 31,
	2001	2000
Theatre	$31,317,365	$35,737,385
Lighting	5,416,660	6,061,837
Restaurant	1,644,908	1,766,836

Total net revenues	$38,378,933	$43,566,058

Theatre Segment

        As stated above, the decrease in consolidated net revenues primarily related to lower sales of theatre products which decreased $4.4 million or 12.3% from $35.7 million in 2000 to $31.3 million in 2001. In particular, sales of projection equipment decreased $4.1 million from $26.9 million in 2000 to $22.8 million in 2001. This decrease resulted from a continued downturn in the construction of new theatre screens in North America. Screen growth continues to be the main force behind the Company's theatre sales. The North American theatre exhibition industry has been experiencing a severe downturn due to numerous factors including, but not limited to, over construction in certain areas of the country coupled with the difficulty in closing obsolete theatres and deteriorating credit ratings in the industry. In particular, some theatre exhibition companies have filed for protection under federal bankruptcy laws. The bankruptcy of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The liquidity problems of the theatre exhibition industry result in continued exposure to the Company. This exposure is in the form of receivables from those exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres. In recent months, there have been indications that the industry is slowly recovering, as shown by higher theatre attendance and by certain theatre exhibitors already emerging from bankruptcy.

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

Gross Profit

        Overall, consolidated gross profit from continuing operations decreased $2.1 million to $3.9 million in 2001 from $6.0 million in 2000 and as a percentage of net revenues ("gross margin") decreased to 10.1% compared to 13.7% in 2000. The decrease mainly related to the theatre segment where gross profit decreased $1.9 million and where the gross margin decreased from 14.0% to 10.0% during 2001. The decreases were due in part to changes in product mix as theatre revenues consisted of fewer replacement part sales and more xenon lamp sales. Replacement part sales generally carry a higher margin than theatre projector sales while xenon lamp sales carry a significantly lower margin. Also contributing to the lower gross profit were negative manufacturing variances created by less volume through the Company's manufacturing facilities. This has resulted in the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Additionally, the amount of sales coupled with current inventory levels has caused plant labor utilization to drop considerably leading to large manufacturing inefficiencies. To correct these problems, the Company has been and will continue reducing its cost structure and lowering inventory levels to increase labor utilization and absorb more manufacturing overhead.

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

Operating Expenses

        Operating expenses from continuing operations decreased approximately $2.7 million compared to 2000 and as a percentage of net revenues, decreased to 21.2% in 2001 from 24.9% in 2000. Included in the 2001 expenses were special charges during the fourth quarter relating to goodwill impairment of approximately $0.1 million and an impairment of certain receivables from the Company's lens supplier of approximately $0.7 million. Included in the 2000 expenses were restructuring charges of approximately $0.7 million relating to personnel reductions, $0.5 million relating to a reserve set up for the default of a term loan to a former Chairman of the Board, and the impairment of approximately $1.2 million of receivables. After taking into consideration all the special charges for 2001 and 2000, normal and recurring operating expenses decreased approximately $1.2 million during 2001, due to a combination of the savings from personnel reductions and lower selling costs. The Company is continually aligning operating costs with projected future revenue and will continue this process until the appropriate levels have been achieved.

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

        Net interest expense was approximately $0.3 million in 2001 compared to $0.9 million in 2000 due entirely to lower outstanding borrowings on the Company's credit facilities.

        The Company's effective tax rate for the income tax benefit from continuing operations for 2001 was 32.8% compared to 36.6% in 2000. The change in the tax rate resulted from the differing impact of permanent differences and to certain states that do not allow carrybacks of net operating losses. Net deferred tax assets were $1.3 million as of December 31, 2001. Based upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets as of December 31, 2001.

        For the reasons outlined above, the Company experienced a net loss from continuing operations in 2001 of approximately $3.4 million compared to a net loss from continuing operations of $3.8 million in 2000. This translated into a net loss per share—basic and diluted from continuing operations of $0.27 per share in 2001 compared to a net loss per share—basic and diluted from continuing operations of $0.30 per share in 2000.

Discontinued Audiovisual Operations

        Sales and rentals of audiovisual products decreased 3.3% to $4.0 million in 2001 from $4.1 million in 2000, as a slowing economy coupled with the events of September 11, 2001 severely affected the convention and hotel industries in Ft. Lauderdale and Orlando, Florida. Hotel chains and convention centers are the primary customers for this segment.

        Gross profit in the audiovisual segment also decreased during the year from $1.7 million in 2000 to $1.0 million in 2001 due to a drop in rental revenues at a time when the segment was growing its infrastructure. As such, the segment did not cover fixed costs in a profitable manner. The audiovisual segment is similar to the lighting segment in that a substantial amount of costs are fixed in the short-term.

        For the reasons discussed above, the Company recorded audiovisual operating losses for the year ended December 31, 2001 and 2000 of $0.7 million and $0.2 million, respectively. The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative years presented.

Liquidity and Capital Resources

        During July 2002, Ballantyne notified General Electric Capital Corporation ("GE Capital") that it was in technical default under the Company's credit facility for failing to maintain the required fixed charge coverage ratio. On August 23, 2002 the Company paid off all outstanding amounts under the credit facility and the facility was terminated. The Company paid a prepayment fee of $100,000 to GE Capital in accordance with certain terms of the credit facility and also expensed approximately $57,000 of deferred loan fees. As of December 31, 2002, the Company had no outstanding bank debt and all assets were free of liens. The only debt recorded at December 31, 2002 relates to installment payments for the acquisition of certain intangible assets and a related non-competition agreement.

        On March 10, 2003, the Company entered into a revolving credit facility (the "credit facility") with First National Bank of Omaha ("First National Bank"). The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25%. The Company will also pay a fee of 0.375% on the unused portion of the credit facility. The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends and matures on August 31, 2003, or such later date as approved by First National bank. No borrowings are currently available under the credit facility due to lack of the Company generating sufficient operating income as defined. All the Company's assets secure this credit facility.

        Net cash provided by operating activities of continuing operations was $5.7 million in 2002 compared to $7.7 million in 2001. The decrease resulted from the high levels of inventory liquidations that occurred during 2001 as compared to 2002. Although the Company expects to further reduce inventory levels in the future, additional reductions will not be as significant as 2001 as inventories are lower and the Company is purchasing more inventory components. Accounts and notes receivable reductions of approximately $1.9 million and a Federal income tax refund of $1.8 million relating to NOL carrybacks increased operating cash flows.

        Net cash provided by investing activities of continuing operations was $0.4 million in 2002 as compared to net cash used in investing activities of continuing operations of $0.1 million in 2001. During 2002, the Company sold certain assets of its rental operation in North Hollywood, California for $0.5 million and sold used equipment for approximately $0.1 million. During 2001, the Company sold used equipment for $0.2 million. Capital expenditures were $0.2 million in 2002 compared to $0.3 million in 2001 as the Company is making a concerted effort to only purchase critical items under its current business plan.

        Net cash used in financing activities of continuing operations was $1.7 million in 2002 compared to $7.1 million a year ago. 2002 activities included the final payments on the GE Capital credit facility of $1.8 million and proceeds from the Company's stock plans for employees. Financing activities in 2001 reflect debt payments of $7.1 million (net of $1.9 million of proceeds) and a small amount of proceeds from the Company's stock plans for employees.

Transactions with Related and Certain Other Parties

        The Company has disclosed the effects of transactions with related parties in Notes 11 and 12 to the consolidated financial statements. There were no other significant transactions with related and certain other parties.

Concentrations

        The Company's top ten customers accounted for approximately 36% of 2002 consolidated net revenues from continuing operations. These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 43% of net consolidated receivables at December 31, 2002. Additionally, receivables from one customer represented approximately 14% of net consolidated receivables at December 31, 2002. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition or uses Letters of Credit.

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

        The liquidity problems of the theatre exhibition industry and increased competition also result in continued exposure to the Company. If conditions would substantially worsen or the Company loses market share, the Company may be unable to lower its cost structure quickly enough to counter the lost revenue. The Company has been able to pay down debt during the current downturn in large part by reducing inventory. While inventory levels are still higher than necessary, reductions similar to the last two years are not likely to be possible in future periods. To counter these risks, the Company has initiated a cost reduction program and continues to streamline its manufacturing processes. The Company also has a strategy to find alternative product lines to become less dependent on the theatre exhibition industry. No assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

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

Off Balance Sheet Arrangements and Contractual Obligations

        The Company's off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 15(d)

to the consolidated financial statements and are summarized below along with the Company's other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	Thereafter
Long-term debt	$111,299	$17,841	$93,458
Operating leases	553,454	242,791	310,663
Less sublease receipts	(301,886)	(90,904)	(210,982)

Net contractual cash obligations	$362,867	$169,728	$193,139

        There are no other contractual obligations other than inventory and property and equipment purchases in the ordinary course of business.

Seasonality

        Generally, the Company's business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season. Because of the difficulties encountered in the theatre exhibition industry in 2002 and 2001 and a shift to more international sales, historical seasonality trends did not occur to the same degree as previous years.

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

Environmental

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and that burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party (PRP) due to ownership of the property. Estimates of Ballantyne's liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At December 31, 2002, the Company has provided for management's estimate of the Company's exposure relating to this matter.

Inflation

        The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Recent Accounting Pronouncements

        During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard to significantly impact its consolidated financial statements.

        On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS No. 145 to significantly impact its consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plan closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to significantly impact its consolidated financial statements.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. It also requires disclosure of other obligations, such as warranties. At December 31, 2002, the Company does not have any guarantees. The Company is providing additional disclosures relating to its warranty reserves.

        During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees. The Company has complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. In particular, the Company can be and was impacted by the recent downturn in the North American theatre exhibition industry in the form of lost revenues and bad debts. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company's products less competitive in foreign markets. As stated above, the majority of the Company's foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.

        The Company has also evaluated its exposure to fluctuations in interest rates. As of December 31, 2002, the Company had no outstanding debt with fluctuating interest rates. Subsequent to year-end, however, the Company entered into a revolving credit facility with a variable interest rate. If the Company would be able to borrow up to the maximum amount available under the credit facility, a one percent increase in the interest rate would increase interest expense by $40,000 per annum. The Company has not historically and is not currently using derivative instruments to manage the above risks.

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

/s/ JOHN P. WILMERS John P. Wilmers President and Chief Executive Officer
/s/ BRAD FRENCH Brad French Secretary/Treasurer, Chief Financial Officer and Chief Operating Officer

Independent Auditors' Report

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.

        We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for goodwill and intangible assets, impairment of long-lived assets and discontinued operations.

                      KPMG LLP

Omaha, Nebraska
March 7, 2003

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$6,276,011	$2,099,320
Accounts receivable (less allowance for doubtful accounts of $553,297 in 2002 and $828,278 in 2001)	5,523,122	7,594,390
Notes receivable	191,830	140,830
Inventories, net	12,031,724	14,925,911
Recoverable income taxes	753,535	1,652,215
Deferred income taxes	—	1,830,359
Other current assets	340,922	144,422
Discontinued operations, net	602,702	571,983

Total current assets	25,719,846	28,959,430
Notes receivable	—	201,000
Property, plant and equipment, net	6,705,358	8,326,921
Intangible assets, net	2,572,035	2,467,219
Other assets, net	12,258	218,249
Discontinued operations, net	—	1,524,837

Total assets	$35,009,497	$41,697,656

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$17,841	$375,000
Accounts payable	2,681,814	3,299,878
Warranty reserves	1,332,173	1,043,740
Accrued group health insurance claims	509,909	665,953
Other accrued expenses	1,853,902	2,072,379
Discontinued operations, net	129,471	352,937

Total current liabilities	6,525,110	7,809,887
Deferred income taxes	—	541,091
Long-term debt, excluding current installments	93,458	1,375,000
Stockholders' equity:
Preferred stock, par value $.01 per share;
Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share;
Authorized 25,000,000 shares; issued 14,705,901 shares in 2002 and 14,646,107 shares in 2001	147,059	146,461
Additional paid-in capital	31,773,067	31,749,751
Retained earnings	11,786,257	15,390,920

	43,706,383	47,287,132
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	28,390,929	31,971,678

Total liabilities and stockholders' equity	$35,009,497	$41,697,656

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Net operating revenues	$33,785,375	$38,378,933	$43,566,058
Cost of revenues	28,165,750	34,484,145	37,614,484

Gross profit	5,619,625	3,894,788	5,951,574
Operating expenses:
Selling	3,098,742	2,756,768	4,080,128
General and administrative	4,505,127	5,362,318	6,751,532

Total operating expenses	7,603,869	8,119,086	10,831,660

Loss from operations	(1,984,244)	(4,224,298)	(4,880,086)
Interest income	14,821	18,239	25,173
Interest expense	(66,195)	(321,970)	(959,751)
Gain (loss) on disposal of assets, net	243,238	(476,531)	28,738
Other income (expense)	38,186	(16,263)	(142,517)

Loss from continuing operations before income taxes	(1,754,194)	(5,020,823)	(5,928,443)
Income tax (expense) benefit	(827,997)	1,644,440	2,169,535

Loss from continuing operations	(2,582,191)	(3,376,383)	(3,758,908)
Discontinued operations:
Loss from operations of discontinued audiovisual segment (net of Federal tax benefit of $146,573, $341,109 and $77,288 for 2002, 2001 and 2000, respectively)	(407,687)	(676,245)	(167,004)
Loss on disposal of audiovisual segment (net of Federal tax benefit of $316,708)	(614,785)	—	—

Loss from discontinued operations	(1,022,472)	(676,245)	(167,004)

Net loss	$(3,604,663)	$(4,052,628)	$(3,925,912)

Net loss per share—basic and fully diluted:
Net loss per share from continuing operations	$(0.21)	$(0.27)	$(0.30)
Net loss per share from discontinued operations	(0.08)	(0.05)	(0.01)

Net loss per share	$(0.29)	$(0.32)	$(0.31)

Weighted average shares outstanding:
Basic	12,572,442	12,518,724	12,475,907

Diluted	12,572,442	12,518,724	12,475,907

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2002, 2001 and 2000

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 1999	$—	145,571	31,663,043	23,369,460	(15,315,454)	39,862,620
Net loss	—	—	—	(3,925,912)	—	(3,925,912)
Issuance of 20,869 shares of common stock upon exercise of stock options	—	209	51,964	—	—	52,173
Issuance of 32,480 shares of common stock under the employees stock purchase plan	—	325	16,565	—	—	16,890
Income tax benefit related to stock option plans	—	—	3,215	—	—	3,215

Balance at December 31, 2000	$—	146,105	31,734,787	19,443,548	(15,315,454)	36,008,986
Net loss	—	—	—	(4,052,628)	—	(4,052,628)
Issuance of 35,630 shares of common stock under the employees stock purchase plan	—	356	14,964	—	—	15,320

Balance at December 31, 2001	$—	146,461	31,749,751	15,390,920	(15,315,454)	31,971,678
Net loss	—	—	—	(3,604,663)	—	(3,604,663)
Issuance of 20,000 shares of common stock upon exercise of stock options	—	200	7,000	—	—	7,200
Issuance of 39,794 shares of common stock under the employees stock purchase plan	—	398	16,316	—	—	16,714

Balance at December 31, 2002	$—	147,059	31,773,067	11,786,257	(15,315,454)	28,390,929

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(3,604,663)	$(4,052,628)	$(3,925,912)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	1,022,472	676,245	167,004
Provision for doubtful accounts and notes	273,766	1,126,760	1,646,635
Depreciation of plant and equipment	1,457,611	1,905,903	1,939,447
Other amortization	16,979	327,828	430,887
Goodwill impairment	43,653	115,055	—
(Gain) loss on disposal of fixed assets	(243,238)	476,424	(28,738)
Deferred income taxes	1,322,515	(244,040)	(685,762)
Changes in assets and liabilities:
Accounts and notes receivable	1,947,502	(632,008)	6,134,554
Inventories	2,894,187	7,782,207	3,455,709
Other current assets	(196,500)	(127,044)	4,928
Accounts payable	(618,064)	506,226	(3,893,474)
Warranty reserves	288,433	352,777	389,635
Accrued group health insurance claims	(156,044)	169,605	174,683
Other accrued expenses	(218,477)	(626,416)	(12,895)
Current income taxes	1,328,713	168,706	(1,673,812)
Intangible assets	(43,653)	(41,608)	(160,457)
Other assets	205,991	(154,690)	66,685

Net cash provided by operating activities of continuing operations	5,721,183	7,729,302	4,029,117

Cash flows from investing activities:
Capital expenditures	(182,217)	(306,967)	(1,107,376)
Proceeds from sale of assets	589,407	210,266	360,655

Net cash provided by (used in) investing activities of continuing operations	407,190	(96,701)	(746,721)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,875,000	—
Payments on long-term debt	(1,760,496)	(125,000)	(68,877)
Net payments on line of credit	—	(8,870,000)	(1,499,000)
Proceeds from employee stock purchase plan	16,714	15,320	16,890
Proceeds from exercise of stock options	7,200	—	52,173

Net cash used in financing activities of continuing operations	(1,736,582)	(7,104,680)	(1,498,814)
Net cash contributed from continuing operations to discontinued operations	(215,100)	(178,064)	(890,211)

Net increase in cash and cash equivalents	4,176,691	349,857	893,371
Cash and cash equivalents at beginning of year	2,099,320	1,749,463	856,092

Cash and cash equivalents at end of year	$6,276,011	$2,099,320	$1,749,463

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

1.    Company

        Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant products. The Company's products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience stores.

2.    Summary of Significant Accounting Policies

        The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.
Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

b.
Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.
Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

d.
Goodwill and Intangible Assets

        The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions ("goodwill"). The Company has adopted the provisions of SFAS No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill pursuant to Accounting Principles Board Opinion No. 17, "Intangible Assets," and used estimates of future cash flows in periodically evaluating goodwill for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's estimated fair value. Goodwill was amortized using the straight-line method over the estimated periods to be benefited (3 to 25 years).

        Other intangible assets are stated at cost and amortized on a straight-line basis over the expected periods to be benefited (25 to 36 months).

e.
Property, Plant and Equipment

        Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, 3 to 10 years for machinery and equipment, 7 years for furniture and fixtures and 3 years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes.

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

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2002, management assessed the adequacy of the Company's deferred tax valuation allowance and determined an increase in the valuation reserve for certain deferred tax assets would be required. Accordingly, the Company recorded a valuation allowance of $1,428,074 which is included in income tax expense for the year ended December 31, 2002. Circumstances considered relevant in this determination included continuing operating losses realized by the Company, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following December 31, 2002.

g.
Revenue Recognition

        The Company recognizes revenue from product sales upon shipment to the customer when collectibility is reasonably assured. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer.

h.
Research and Development

        Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $517,000, $497,000 and $1,056,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

i.
Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $962,000, $836,000 and $1,115,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

j.
Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instruments could be exchanged into a current transaction between willing parties. Cash and cash equivalents, accounts and notes receivable, debt, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values.

k.
Cash and Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

l.
Loss Per Common Share

        The Company computes and presents loss per share in accordance with SFAS 128, Earnings Per Share. Net loss per share—basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net loss per share—diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. Because the Company reported net losses for the years ended December 31, 2002, 2001 and 2000, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income for these years, there would have been 108,429, 72,413 and 35,501 additional shares, respectively, in the calculation of net loss per share—diluted.

m.
Stock Based Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company's common stock at the date of grant. Had compensation cost for the Company's stock compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Years ended December 31,
	2002	2001	2000
Net loss:
As reported	$(3,604,663)	$(4,052,628)	$(3,925,912)
Stock-based compensation expense, determined under fair value based method, net of tax	(110,585)	(104,558)	(194,580)

Proforma net loss	$(3,715,248)	$(4,157,186)	$(4,120,492)

Loss per share—basic and fully diluted
As reported	$(0.29)	$(0.32)	$(0.31)

Proforma net loss per share	$(0.30)	$(0.33)	$(0.33)

        The average fair value of each option granted in 2002, 2001 and 2000 was $0.49, $0.44 and $0.58, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	Years ended December 31,
	2002	2001	2000
Risk-free interest rate	5.11%	5.07%	5.11%
Dividend yield	0%	0%	0%
Expected volatility	73.6%	89.5%	76.1%
Expected life in years	4-10	4-10	4-10

n.
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

        On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company's most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $6.7 million at December 31, 2002. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value. The adoption of SFAS No. 144 did not impact the Company's financial position and results of operations.

o.
Warranty Reserves

        The Company grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period may be extended under certain circumstances and for certain products. The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary. At December 31, 2002 and 2001, respectively, warranty reserves were $1,332,173 and $1,043,740 respectively. For the years ended December 31, 2002, 2001 and 2000, warranty expense was approximately $633,000, $465,000 and $1,502,000, respectively.

p.
Comprehensive Income

        The Company's comprehensive income consists solely of net loss. All other items were not material to the consolidated financial statements.

q.
Reclassifications

        Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2002 presentation.

r.
Recently Issued Accounting Pronouncements

        During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard to significantly impact its consolidated financial statements.

        On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS No. 145 to significantly impact its consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plan closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to significantly impact its consolidated financial statements.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. It also requires disclosure of other obligations, such as warranties. At December 31, 2002, the Company does not have any guarantees. The Company is providing additional disclosures relating to its warranty reserves.

        During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 14, 2002. The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees. The Company has complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148.

3.    Discontinued Operations

        Effective December 31, 2002, the Company completed the sale of its audiovisual operating segment to the former general manager of the segment for proceeds of $200,000. The Company retained cash and cash equivalents, accounts receivables and certain payables recorded at December 31, 2002. The Company recorded an after-tax charge of $1,022,472 in 2002 relating to after-tax operating losses of $407,687 and an after-tax loss of $614,785 from the sale or impairment of the assets. The disposal of the segment was treated as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal

of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transaction ("APB 30") and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the years ended December 31, 2001 and 2000, the Company recorded after-tax operating losses from the segment of $676,245 and $167,004, respectively. The consolidated financial statements reflect the impact on assets, liabilities and operations as discontinued operations for all comparative years presented.

        Selected information from discontinued operations for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Revenue	$3,348,296	$3,969,174	$4,105,738

Net loss from discontinued operations	$(407,687)	$(676,245)	$(167,004)
Net loss on disposal of discontinued operations	$(614,785)	$—	$—

Net loss	$(1,022,472)	$(676,245)	$(167,004)

        Interest expense from bank debt allocated to discontinued operations was based on the ratio of total assets of the segment in relation to consolidated assets. The net assets of the discontinued operations as of December 31, 2002 and 2001 were as follows:

	2002	2001
Assets:
Cash and cash equivalents	$386,104	$68,816
Trade accounts receivable, net	216,598	430,573
Inventories	—	72,594
Property and equipment, net	—	1,501,428
Other assets	—	23,409

Total assets	$602,702	$2,096,820

Liabilities and deficit:
Accounts payable	$35,971	$29,952
Accrued expenses	2,839	209,022
Accrued group health insurance claims	90,661	113,963
Due to parent	473,231	2,809,426

Total liabilities	602,702	3,162,363
Deficit	—	(1,065,543)

Total liabilities and deficit	$602,702	$2,096,820

4.    Sale of Rental Assets and Operations

        On July 31, 2002, the Company sold certain rental assets and operations of Xenotech Rental Corp. in North Hollywood, California to the subsidiary's former general manager for proceeds of $500,000. The Company recorded a gain of approximately $175,000 on the sale. The Company retained all cash, accounts receivable, inventory and payable amounts recorded at the time of sale. In January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia. In connection with the transaction, certain assets were segregated and sold in two separate transactions to the general manager of each location for an aggregate of $290,000. The Company retained all cash, accounts receivable, inventory and payable balances recorded at the time of sale. The Company recorded an aggregate gain of approximately $136,000 from these sales transactions during 2003. The above sales did not meet the thresholds required for treatment as discontinued operations in accordance with APB No. 30 and SFAS No. 144.

5.    Intangible Assets

        Intangible assets consist of the following:

	At December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer lists	113,913	(15,823)	98,090
Trademarks	1,000	(200)	800
Non-competition agreement	6,882	(956)	5,926

	$3,842,538	(1,270,503)	2,572,035

	At December 31, 2001
	Cost	Accumulated Amortization	Net Book Value
Goodwill	$3,720,743	(1,253,524)	2,467,219

        The Company has adopted the provisions of SFAS No. 142, effective January 1, 2002, which requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Consequently, the Company stopped amortizing goodwill on January 1, 2002. All but $48,108 of the goodwill amortization for the years ended December 31, 2001 and 2000 was deductible for tax purposes.

        Assuming the provisions of SFAS No. 142 had been implemented as of January 1, 2000, adjusted net loss would have been as follows:

	December 31,
	2002	2001	2000
Net loss:
As reported	$(3,604,663)	$(4,052,628)	$(3,925,912)
Goodwill amortization	—	327,828	282,828
Tax benefit of goodwill amortization	—	(95,105)	(79,805)

Adjusted net loss	$(3,604,663)	$(3,819,905)	$(3,722,889)

Basic and diluted loss per share:
As reported	$(0.29)	$(0.32)	$(0.31)
Goodwill amortization	—	0.01	0.01

Adjusted basic and diluted loss per share	$(0.29)	$(0.31)	$(0.30)

        During the year ended December 31, 2001, the Company determined the goodwill associated with certain activities relating to Xenotech Strong, Inc. was impaired and the remaining balance of approximately $115,000 was written off. The write-off was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the value of the goodwill. During the year ended December 31, 2002, additional goodwill of approximately $43,000 resulting from these activities was written off.

        During 2002, the Company purchased certain intangible assets pertaining to an asset purchase agreement between the Company and Forest Industrial Tool, Inc. The assets were recorded based on the present value of future cash payments under the agreement. The Company is amortizing these intangibles on a straight-line basis over the expected periods to be benefited (25 to 36 months).

        The Company recorded amortization expense relating to goodwill of $0, $327,828, and $282,828 for 2002, 2001, and 2000, respectively. The Company recorded amortization expense relating to other indentifiable intangible assets of $16,979, $0 and $148,059 for 2002, 2001 and 2000, respectively. Future amounts of amortization expense of other identifiable intangible assets are as follows: 2003 - $40,745; 2004 - $40,585 and 2005 - $23,486.

6.    Inventories

        Inventories consist of the following:

	December 31,
	2002	2001
Raw materials and components	$9,110,273	$12,684,754
Work in process	1,231,863	1,014,896
Finished goods	1,689,588	1,226,261

	$12,031,724	$14,925,911

        At December 31, 2001, inventories of $72,594 were classified with net current assets of discontinued operations. The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,554,000 and $2,346,000 as of December 31, 2002 and 2001, respectively.

7.    Property, Plant and Equipment

        Property, plant and equipment include the following:

	December 31,
	2002	2001
Land	$343,500	$343,500
Buildings and improvements	4,523,563	4,513,700
Machinery and equipment	9,105,152	10,060,634
Office furniture and fixtures	1,707,165	1,684,318
Construction in process	31,019	12,231

	15,710,399	16,614,383
Less accumulated depreciation	9,005,041	8,287,462

Net property, plant and equipment	$6,705,358	$8,326,921

        At December 31, 2001, net property, plant and equipment of $1,501,428 was classified with net assets of discontinued operations.

8.    Debt

        On August 30, 2001, the Company entered into an $8.0 million revolving credit facility and a $1,875,000 term loan agreement with General Electric Capital Corporation ("GE Capital"). The revolving credit facility (the "Revolver") provided for borrowings up to the lesser of $8.0 million or amounts determined by an asset-based lending formula, as defined. As of December 31, 2001, the Company had outstanding borrowings on the Revolver and term loan of $0 and $1,750,000, respectively.

        During July 2002, the Company notified GE Capital that it was in technical default under their credit facility for failing to maintain the required fixed charge coverage ratio at June 30, 2002. On August 23, 2002, the Company paid off all outstanding amounts under the credit facility and the facility was terminated. The Company paid a prepayment fee of $100,000 to GE Capital in accordance with certain terms of the credit facility and also expensed approximately $57,000 of deferred loan fees. As of December 31, 2002, the Company has no outstanding debt and all assets were free of liens.

        On March 10, 2003, the Company entered into a revolving credit facility the ("credit facility") with First National Bank of Omaha ("First National Bank"). The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25%. The Company will also pay a fee of 0.375% on the unused portion. The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends and matures on August 31, 2003, or such later date as is approved in writing by First National Bank. No borrowings are currently available under the credit facility due to the lack of the Company generating sufficient operating income, as defined. All the Company's assets secure this credit facility.

        Long-term debt at December 31, 2002 consisted entirely of installment payments relating to the purchase of certain intangible assets of Forest Industrial Tools, Inc. See Footnote 13 for further discussion.

        Future maturities of long-term debt as of December 31, 2002 are as follows: 2003 - $17,841; 2004 - $23,752; 2005 - $25,306; 2006 - $27,443 and 2007 - $16,957.

9.    Income Taxes

        Total income tax (expense) benefit was allocated as follows:

	Years Ended December 31,
	2002	2001	2000
Loss from continuing operations	$(827,997)	$1,644,440	$2,169,535
Discontinued operations	463,281	341,109	77,288

	$(364,716)	$1,985,549	$2,246,823

        Income tax (expense) benefit attributable to loss from continuing operations consists of:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal benefit	$438,161	$1,282,651	$1,380,949
State benefit	70,000	130,000	137,000
Foreign expense	(13,643)	(12,251)	(34,176)
Deferred	(1,322,515)	244,040	685,762

	$(827,997)	$1,644,440	$2,169,535

        Income tax (expense) benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. Federal Income Tax rate of 34 percent to pretax loss from continuing operations as follows:

	Years Ended December 31,
	2002	2001	2000
Computed "expected" tax benefit	$596,426	$1,707,080	$2,015,671
State income taxes, net of federal effect	46,200	85,800	90,420
Non-deductible amortization	—	(16,356)	(16,356)
Valuation allowance	(1,428,074)	—	—
Other	(42,549)	(132,084)	79,800

	$(827,997)	$1,644,440	$2,169,535

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2002	2001
Deferred tax assets:
Inventory reserves	$588,412	$860,299
Warranty reserves	452,938	343,399
Uncollectible receivable reserves	207,539	313,532
Accrued group health insurance claims	204,194	265,171
State NOL	200,000	130,000
Non-deductible accruals	122,634	79,336
Other	86,119	124,286

Total deferred tax assets	1,861,836	2,116,023
Valuation allowance	(1,428,074)	—

Net deferred tax assets	433,762	2,116,023
Deferred tax liabilities:
Depreciation	433,762	767,534
Other	—	59,221

Total deferred tax liabilities	433,762	826,755

Net deferred tax assets	$—	$1,289,268

        During the third quarter of 2002, management assessed the adequacy of the Company's deferred tax valuation allowance and determined an increase in the valuation reserve for certain deferred tax assets would be required. The Company recorded an additional valuation allowance during the fourth quarter of 2002, bringing the total allowance to $1,428,074. The circumstances considered relevant in this determination included continuing operating losses realized by the Company, the expiration of NOL carrybacks following fiscal 2002, and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following December 31, 2002. As of December 31, 2002, the Company had state NOL carryforwards available to offset future state taxable income which are set to expire beginning in 2006 and thereafter.

10.  Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years ended December 31,
	2002	2001	2000
Interest paid	$88,578	$336,903	$1,014,397

Income taxes paid	$5,188	$41,980	$190,039

Present value of intangible assets and liabilities acquired	$121,795	$—	$—

11.  Related Party Transactions

        On May 9, 2002, the Company announced that its Board of Directors has engaged McCarthy & Co. ("McCarthy") to help the Company develop and explore ways to enhance shareholder value, including, but not limited to, a possible sale of the Company, a merger with another entity or another transaction. McCarthy is an affiliate of the McCarthy Group, Inc., who through affiliates, owns 3,917,026 shares, or approximately 31% of Ballantyne common stock. On December 5, 2002, the engagement concluded. However, if a sale or merger with certain specified entities is consummated on or before December 5, 2003, the Company has agreed to pay McCarthy a fee of 3% of the aggregate consideration, as defined. No amounts have been paid to McCarthy during the year ended December 31, 2002.

        During November 2002, Dana Bradford was named to the Company's board of directors. Mr. Bradford is presently a partner with the McCarthy Group, Inc.

12.  Stockholder Rights Plan

        On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons, as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock at an exercise price of half the market price.

        During May 2001, BalCo Holdings L.L.C., an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad of Delaware, Inc. ("Canrad"), a subsidiary of ARC International Corporation. Ballantyne amended the Rights Plan to exclude this purchase. On October 3, 2001, Ballantyne announced that certain affiliates of the McCarthy Group Inc. purchased an additional 678,181 shares in Ballantyne bringing their total holdings to 3,917,026 shares or a 31% stake in Ballantyne. The Rights Plan was further amended to exclude the October 3, 2001 purchase from triggering operation of the Rights Plan.

13.  Asset Purchase

        During July of 2002, the Company purchased certain assets of Forest Industrial Tool, Inc. for $135,000, payable in installments. No goodwill was recorded in connection with the purchase. The purchase price was allocated to various identifiable intangible assets based on the present value of the installment payments to be paid. In addition, the Company entered into a three-year non-competition agreement with the owner of Forest Industrial Tool, Inc. The present value of the non-competition payments has been recorded as intangible assets at December 31, 2002.

14.  Common Stock

a.
Option Plans

        The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan for employees, ("1995 Stock Option Plan"), a 1995 Non-Employee Directors Non-Incentive Stock Option Plan and a 2001 Non-Employee Directors Stock Option Plan (the "Plans"). A total of 1,544,870 shares of Ballantyne common stock have been reserved for issuance pursuant to these Plans at December 31, 2002. The 1995 Stock Option Plan provides for the granting of incentive and non-incentive stock options while the 1995 and 2001 Non-Employee Directors Stock Option Plans provide for the granting of non-incentive stock options only. The purpose of the 2001 Non-Employee Directors Stock Option Plan was to enable the Company to grant options to purchase Company stock to its non-employee directors in lieu of all or part of the cash retainer otherwise paid to them for service on the Board. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne common stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424(d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne common stock on the date of grant.

        The following table summarizes stock option activity for the three years ended December 31, 2002.

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 1999	1,037,300	$6.65
Granted	230,250	0.81
Exercised	(20,869)	2.50
Forfeited	(35,832)	2.50

Options outstanding at December 31, 2000	1,210,849	$5.56
Granted	194,309	0.68
Exercised	—	—
Forfeited	(376,093)	7.41

Options outstanding at December 31, 2001	1,029,065	$4.03
Granted	502,250	0.61
Exercised	(20,000)	0.36
Forfeited	(66,231)	4.99

Options outstanding at December 31, 2002	1,445,084	$2.99

Options exercisable at December 31, 2002	1,365,709	$3.14

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options outstanding at December 31, 2002			Exercisable at December 31, 2002
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.36 to 0.80	801,204	7.47	$0.58	721,829	7.62	$0.58
2.50 to 2.53	339,380	2.64	2.51	339,380	2.64	2.51
7.30 to 11.94	304,500	4.20	9.90	304,500	4.20	9.90

$0.36 to 11.94	1,445,084	5.65	$2.99	1,365,709	5.62	$3.14

        In addition to those options granted above, the Company has granted certain contractual stock options that were not granted pursuant to any plan. During 2000, the Company granted 50,000 contractual stock options to an outside director for consulting services provided to the Company. The options are 100% vested and can be exercised at a price of $1.04. In accordance with SFAS No. 123, the Company recorded approximately $34,000 of expense during the year ended December 31, 2000 relating to this grant. During 2001, the Company granted 100,000 stock options to the Company's Chairman of the Board. These options are 100% vested and can be exercised at a price of $0.49.

b.
Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan (the "Plan") provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2002, 424,576 shares of common stock remained available for issuance under the Plan.

15.  Commitments, Contingencies and Concentrations

a.
Profit Sharing Plan

        The Company has in place a profit sharing plan for key management employees. Amounts paid pursuant to the plan are based upon the attainment of specific operating levels that are established by the Board of Directors. No amounts were paid for the years ended December 31, 2002, 2001 and 2000.

b.
Retirement Plans

        The Company sponsors a defined contribution 401-K plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 6% of their compensation. The Company will match 50% of the amount deferred. Employees may also defer an additional amount of up to 9% of the employee's compensation for the year with no matching contribution. The contributions made to the Plan by the Company for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $208,000, $200,000 and $255,000, respectively.

c.
Concentrations

        The Company's top ten customers accounted for approximately 36% of 2002 consolidated net revenues from continuing operations. The top ten customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 43% of net consolidated receivables from continuing operations at December 31, 2002. Additionally, receivables from one customer represented 14% of net consolidated receivables from continuing operations at December 31, 2002. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

        Sales to foreign customers were approximately $14,800,000, $12,600,000 and $14,100,000 for 2002, 2001 and 2000, respectively. The growth was fueled by stronger sales in Asia and Central and South America as the Company previously targeted these areas for growth. Sales to Europe were softer for a second consecutive year due to increased competition and a softening European economy. The Company is currently forming alliances in Europe to assist in developing opportunities to increase market share, as it believes the region has the potential for long-term growth. Sales to Canada were also lower as the problems in the domestic theatre exhibition industry were mirrored in Canada.

d.
Leases

        The Company and its subsidiaries lease office facilities, furniture, autos and equipment under operating leases expiring through 2007. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements was approximately $476,000, $465,000 and $366,000 for 2002, 2001, and 2000, respectively.

        The Company leases a facility in Florida used by the audiovisual segment sold on December 31, 2002. In connection with the sale, the Company entered into a sublease agreement with the purchaser (Strong Audiovisual Incorporated). The term of this sublease is for a period of 42 months ending on June 30, 2006. There are no options to extend the term of the sublease. Also, in connection with the sale, the Company assigned a lease in Orlando, Florida to Strong Audiovisual Incorporated.

        The following is a schedule of future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002:

	2003	2004	2005	2006	2007
Operating leases	$242,791	$149,686	$113,637	$42,855	$4,485
Sublease rentals	(90,904)	(87,304)	(87,304)	(36,374)	—

Net	$151,887	$62,382	$26,333	$6,481	$4,485

e.
Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2002 and 2001 are included in accrued group health insurance claims in the accompanying consolidated balance sheets.

f.
Litigation

        The Company is involved in certain pending litigation arising under the normal course of business. Management believes the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company.

g.
Environmental

        The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party (PRP) due to ownership of the property. Estimates of Ballantyne's liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At December 31, 2002, the Company has provided for management's estimate of the Company's exposure relating to this matter.

16.  Notes Receivable

        During 2001, the Company determined certain notes and credits for returned lenses due from Optische Systeme Gottingen Isco-Optic AG. ("Optische Systeme") were impaired. Optische Systeme is the Company's sole supplier of lenses and agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002. As of December 31, 2002, approximately $192,000 remains outstanding with the final payment due in September 2003.

17.  Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        As of December 31, 2002, the Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. The Company's audiovisual segment was disposed of effective December 31, 2002 and has been reflected as discontinued operations (see Note 3). Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. Subsequent to December 31, 2002, the Company disposed of its remaining lighting rental operations. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	2002	2001	2000
Net revenue
Theatre	$28,133,404	$31,317,365	$35,737,385
Lighting
Sales	3,395,264	4,049,222	4,314,730
Rentals	894,167	1,367,438	1,747,107

Total lighting	4,289,431	5,416,660	6,061,837
Restaurant	1,362,540	1,644,908	1,766,836

Total revenue	$33,785,375	$38,378,933	$43,566,058

Gross profit
Theatre	$4,437,702	$3,134,882	$5,003,027
Lighting
Sales	1,081,053	1,077,710	1,039,204
Rentals	(139,260)	(533,538)	(321,460)

Total lighting	941,793	544,172	717,744
Restaurant	240,130	215,734	230,803

Total gross profit	5,619,625	3,894,788	5,951,574
Operating expenses	(7,603,869)	(8,119,086)	(10,831,660)

Operating loss	(1,984,244)	(4,224,298)	(4,880,086)
Other income (expense)	38,186	(16,263)	(142,517)
Interest expense, net	(51,374)	(303,731)	(934,578)
Gain (loss) on disposal of assets	243,238	(476,531)	28,738

Loss from continuing operations before income taxes	$(1,754,194)	$(5,020,823)	$(5,928,443)

Identifiable assets
Theatre	$29,347,178	$35,058,198	$44,061,160
Lighting	3,556,570	3,437,870	4,620,989
Restaurant	1,503,047	1,104,768	1,198,429
Discontinued	602,702	2,096,820	2,809,081

Total	$35,009,497	$41,697,656	$52,689,659

Expenditures on capital equipment
Theatre	$133,544	$241,305	$855,845
Lighting	45,847	65,662	251,531
Restaurant	2,826	—	—
Discontinued	147,973	398,588	678,205

Total	$330,190	$705,555	$1,785,581

Depreciation and amortization
Theatre	$1,183,570	$1,546,178	$1,611,230
Lighting	247,466	687,553	759,104
Restaurant	43,554	—	—
Discontinued	517,909	603,309	453,054

Total	$1,992,499	$2,837,040	$2,823,388

Gain (loss) on disposal of long-lived assets and goodwill
Theatre	$(13,709)	$—	$—
Lighting	213,294	(591,479)	28,738
Restaurant	—	—	—
Discontinued	(930,243)	(107)	(19,271)

Total	$(730,658)	$(591,586)	$9,467

Summary by Geographical Area

	2002	2001	2000
Net revenue
United States	$19,000,276	$25,757,053	$29,513,603
Canada	708,115	942,606	2,880,608
Asia	6,509,535	4,165,820	4,737,369
Mexico and South America	4,577,170	3,545,370	1,658,463
Europe	2,531,992	3,232,737	4,152,852
Other	458,287	735,347	623,163

Total	$33,785,375	$38,378,933	$43,566,058

Identifiable assets
United States	$33,653,366	$40,551,648	$51,557,861
Asia	1,356,131	1,146,008	1,131,798

Total	$35,009,497	$41,697,656	$52,689,659

        Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

18.  Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2002, 2001 and 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002:
Net revenue	$9,158,659	7,261,052	9,678,138	7,687,526
Loss from continuing operations	(101,026)	(707,523)	(883,228)	(890,414)
Earnings (loss) from discontinued operations	(133,267)	(94,937)	(221,411)	41,928
Gain (loss) from disposal of discontinued operations	—		(631,869)	17,084
Basic and diluted loss per share:
Basic and diluted loss from continuing operations	$(0.01)	(0.05)	(0.07)	(0.07)
Basic and diluted loss from discontinued operations	(0.01)	(0.01)	(0.07)	0.00
Stock price:
High	0.84	1.00	0.90	0.76
Low	0.53	0.61	0.44	0.44
2001:
Net revenue	$10,101,102	9,950,672	10,804,467	7,522,692
Loss from continuing operations	(561,099)	(718,037)	(485,669)	(1,611,578)
Earnings (loss) from discontinued operations	97,026	(221,179)	(360,764)	(191,328)
Basic and diluted loss per share:
Basic and diluted loss from continuing operations	$(0.04)	(0.06)	(0.04)	(0.13)
Basic and diluted loss from discontinued operations	0.00	(0.02)	(0.03)	(0.01)
Stock price:
High	0.81	0.90	0.90	0.65
Low	0.36	0.30	0.42	0.42
2000:
Net revenue	$10,782,019	14,135,878	9,527,166	9,120,995
Loss from continuing operations	(869,105)	(671,606)	(927,179)	(1,291,018)
Earnings (loss) from discontinued operations	60,166	1,643	(139,758)	(89,055)
Basic and diluted loss per share:
Basic and diluted loss from continuing operations	$(0.06)	(0.05)	(0.08)	(0.10)
Basic and diluted loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Stock price:
High	6.50	3.75	2.69	1.13
Low	3.63	2.00	0.94	0.13

        Earnings (loss) per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total for the year.

Schedule II

Ballantyne Of Omaha, Inc.
and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning— of year	Charged to costs and expenses	Amounts written off(1)	Balance at end of year
Allowance for doubtful accounts and notes(2)
Year ended December 31, 2002—
Allowance for doubtful accounts	$828,278	273,766	548,747	553,297

Year ended December 31, 2001—
Allowance for doubtful accounts	$950,790	1,126,760	1,249,272	828,278

Year ended December 31, 2000—
Allowance for doubtful accounts	$512,221	1,646,635	1,208,066	950,790

Inventory reserves
Year ended December 31, 2002—
Inventory reserves	$2,345,956	1,255,305	2,047,741	1,553,520

Year ended December 31, 2001—
Inventory reserves(3)	$2,201,431	1,577,593	1,433,068	2,345,956

Year ended December 31, 2000—
Inventory reserves	$1,085,753	1,453,567	337,889	2,201,431

Warranty reserves
Year ended December 31, 2002—
Warranty reserves	$1,043,740	632,862	344,429	1,332,173

Year ended December 31, 2001—
Warranty reserves	$690,963	465,151	112,374	1,043,740

Year ended December 31, 2000—
Warranty reserves	$301,328	1,502,321	1,112,686	690,963

(1)
The deductions from reserves are net of recoveries

(2)
Excludes allowance for doubtful accounts from discontinued operations of $23,940, $60,705 and $84,199 for the years ended December 31, 2002, 2001 and 2000, respectively.

(3)
Balance at the end of December 31, 2001 excludes $60,000 of inventory reserves from discontinued operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the annual Meeting of Stockholders to be held May 28, 2003, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION—Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2003, under the caption REPORT ON EXECUTIVE COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2003, under the captions GENERAL AND ELECTION OF DIRECTORS.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2003, under the captions CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	The following documents are filed as part of this report
	1.	Financial Statements:
An Index to the Financial Statements filed as a part of this Item 8.
	2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts is included on page 54.
Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.
b.	Reports on Form 8-K filed for the three months ended December 31, 2002:
	1.	None
c.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K):
3.1	Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the "Form S-1").
3.1.1	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws of the Company as amended through August 24, 1995 (incorporated by reference to Exhibit 3.2 to the Form S-1).
3.2.1	First Amendment to Bylaws of the Company dated December 12, 2001 (incorporated by reference to Exhibit 3.2.1 to the Form 10-K for the year ended December 31, 2001).
3.3
Stockholder Rights Agreement dated May 25, 2000 between the Company and Mellon Investor Services L.L.C. (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 1 to the Form 8-A12B as filed on May 26, 2000).
3.3.1
First Amendment dated April 30, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C. as Rights Agent (incorporated by reference to the Form 8-K as filed on May 7, 2001).
3.3.2
Second Amendment dated July 25, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 3.3.2 to the Form 10-Q for the quarter ended September 30, 2001).
3.3.3
Third Amendment dated October 2, 2001 to Rights Agreement dated as of May 25, 2001 between the Company and Mellon Investor Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 3.3.3 to the Form 10-Q for the quarter ended September 30, 2001).
4.1	Pay-off Agreement, dated August 23, 2002 between the Company and General Electric Capital Corporation.•

4.2	Revolving Credit Agreement dated March 10, 2003 between the Company and First National Bank of Omaha.•
10.1	Form of 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Form S-1).*
10.1.1	First Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the quarter ended June 30, 1997).*
10.1.2	Second Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Form 10-Q for the quarter ended June 30, 1998).*
10.1.3	Third Amendment to the Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1999).*
10.1.4	Fourth Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7.4 to the Form 10-K for the year ended December 31, 2001).*
10.2	1995 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 1996).*
10.2.1	First Amendment to the 1995 Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1998).*
10.2.2	Second Amendment to 1995 Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.2.3	Third Amendment to the 1995 Outside Director's Stock Option Plan (incorporated by reference to Exhibit 10.8.3 to the Form 10-K for the year ended December 31, 2001).*
10.3	Form of 2001 Non-Employee Director's Stock Option Plan (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.3.1	First Amendment to the 2001 Non-Employee Director's Stock Option Plan (incorporated by reference to Exhibit 10.8.6 to the Form 10-K for the year ended December 31, 2001).*
10.4	Fifth Amendment to the 1995 Stock Option Plan.•*
10.5	Form of 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.6	Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Form S-1).*
10.6.1	Amendment to the Profit Sharing Plan (incorporated by reference to Exhibit 10.11.1 to the 1996 Form 10-K).*
10.7	Employment Agreement dated January 23, 2003 between the Company and John Wilmers*•
10.7.1	Employment Agreement dated January 23, 2003 between the Company and Ray F. Boegner.*•
10.7.2	Employment Agreement dated January 23, 2003 between the Company and Brad French.*•
10.8	Asset Sale Agreement dated December 31, 2002 between the Company and Strong Audiovisual Incorporated.•
11	Computation of net loss per share.•

21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:
Name		Jurisdiction of Incorporation

a.	Strong Westrex, Inc.	Nebraska
b.	Xenotech Rental Corp.	Nebraska
c.	Design & Manufacturing, Inc.	Nebraska
d.	Xenotech Strong, Inc.	Nebraska
23	Consent of KPMG LLP.•
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.•

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. The Company will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

*
Management contract or compensatory plan.

•
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer, and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer, Chief Financial Officer and Chief Operating Officer
Date: March 28, 2003		Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II Chairman
Date: March 28, 2003
By:	/s/ ALVIN ABRAMSON Alvin Abramson, Director
Date: March 28, 2003
By:	/s/ DANA BRADFORD Dana Bradford, Director
Date: March 28, 2003
By:	/s/ RONALD H. ECHTENKAMP Ronald H. Echtenkamp, Director
Date: March 28, 2003

CERTIFICATION

I, John P. Wilmers, certify that:

1.
I have reviewed this annual report on Form 10-K of Ballantyne of Omaha, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN P. WILMERS John P. Wilmers President, Chief Executive Officer

CERTIFICATION

I, Brad French, certify that:

1.
I have reviewed this annual report on Form 10-K of Ballantyne of Omaha, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRAD FRENCH Brad French Chief Financial Officer

Directors and Officers	Shareholder Information
OFFICERS	SHARES TRADED

John Wilmers
    President and Chief Executive Officer

Brad French
    Secretary/Treasurer,
    Chief Financial Officer and
    Chief Operating Officer

Ray Boegner
    Senior Vice-President

DIRECTORS

Ronald H. Echtenkamp (1)(2)
    Former President and Chief Executive Officer
    Chairman of the Compensation Committee

Alvin Abramson (1)
    Chairman of the Audit Committee

William F. Welsh, II (1)(2)
    Chairman of the Board

Dana Bradford (1)(2)
    McCarthy Group, Inc.

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

BANKERS

First National Bank of Omaha
Omaha, Nebraska

ANNUAL MEETING

The Annual Meeting of the
Shareholders will
be held on May 28, 2003 at:
The Doubletree Guest Suites
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
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2002 and 2001
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2002, 2001 and 2000
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity Years Ended December 31, 2002, 2001 and 2000
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Ballantyne Of Omaha, Inc. and Subsidiaries Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION