Form 10-Q
period 2003-03-31
BALLANTYNE OF OMAHA INC
filed 2003-05-15
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13906

BALLANTYNE OF OMAHA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-0587703
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

4350 McKinley Street, Omaha, Nebraska 68112
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:
(402) 453-4444

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 9, 2003
Common Stock, $.01 par value	12,608,096 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,503,872	$6,276,011
Accounts receivable (less allowance for doubtful accounts of $620,304 in 2003 and $553,297 in 2002)	4,922,728	5,523,122
Notes receivable	116,830	191,830
Inventories, net	12,371,959	12,031,724
Recoverable income taxes	754,106	753,535
Other current assets	376,253	340,922
Discontinued operations, net	12,089	602,702
Total current assets	26,057,837	25,719,846

Property, plant and equipment, net	6,309,483	6,705,358
Goodwill	2,467,219	2,467,219
Other intangible assets, net	94,632	104,816
Other assets, net	92,942	12,258
Total assets	$35,022,113	$35,009,497

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$20,048	$17,841
Accounts payable	2,739,938	2,681,814
Warranty reserves	1,209,620	1,332,173
Accrued group health insurance claims	718,339	509,909
Other accrued expenses	2,239,656	1,853,902
Discontinued operations, net	—	129,471
Total current liabilities	6,927,601	6,525,110

Long-term debt, excluding current installments	87,678	93,458

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; 14,705,901 shares issued	147,059	147,059
Additional paid-in capital	31,773,067	31,773,067
Retained earnings	11,402,162	11,786,257
	43,322,288	43,706,383
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	28,006,834	28,390,929
Total liabilities and stockholders’ equity	$35,022,113	$35,009,497

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002

Net operating revenues	$7,529,510	$9,158,659
Cost of revenues	6,154,183	7,437,042
Gross profit	1,375,327	1,721,617

Operating expenses:
Selling	774,134	745,458
General and administrative	1,131,918	1,101,164
Total operating expenses	1,906,052	1,846,622

Loss from operations	(530,725)	(125,005)

Interest income	12,654	948
Interest expense	(2,883)	(29,102)
Gain on disposal of assets, net	136,056	44,306
Other income (expense)	3,083	(13,959)
Loss from continuing operations before income taxes	(381,815)	(122,812)
Income tax (expense) benefit	(2,280)	21,786
Loss from continuing operations	(384,095)	(101,026)

Discontinued operations:
Loss from operations of discontinued audiovisual segment (net of Federal tax benefit of $68,652 in 2002)	—	(133,267)

Net loss	$(384,095)	$(234,293)

Net loss per share - basic and fully diluted:
Net loss per share from continuing operations	$(0.03)	$(0.01)
Net loss per share from discontinued operations	—	(0.01)
Net loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic	12,608,096	12,566,080
Diluted	12,608,096	12,566,080

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(384,095)	$(234,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	133,267
Provision for doubtful accounts and notes	36,000	45,637
Depreciation of property, plant and equipment	305,954	406,487
Other amortization	10,184	—
Gain on disposal of fixed assets	(136,056)	(44,306)
Deferred income taxes	—	24,549
Changes in assets and liabilities:
Accounts and notes receivable	639,394	(916,540)
Inventories	(340,235)	1,411,819
Recoverable income taxes	(571)	(120,177)
Other current assets	(35,331)	(62,558)
Other assets	(80,684)	(2,666)
Accounts payable	58,124	(380,787)
Warranty reserves	(122,553)	(144,604)
Accrued group health insurance claims	208,430	(85,835)
Other accrued expenses	385,754	(52,781)
Net cash provided by (used in) operating activities of continuing operations	544,315	(22,788)
Cash flows from investing activities:
Capital expenditures	(64,023)	(39,536)
Proceeds from sale of assets	290,000	67,340
Net cash provided by investing activities of continuing operations	225,977	27,804
Cash flows from financing activities:
Payments on long-term debt	(3,573)	(93,750)
Proceeds from exercise of stock options	—	7,200
Net cash used in financing activities of continuing operations	(3,573)	(86,550)
Net cash contributed to (from) continuing operations from (to) discontinued operations	461,142	(172,994)
Net increase (decrease) in cash and cash equivalents	1,227,861	(254,528)
Cash and cash equivalents at beginning of period	6,276,011	2,099,320
Cash and cash equivalents at end of period	$7,503,872	$1,844,792

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2003 and 2002

(Unaudited)

1.      Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc., Xenotech Rental Corp. and Xenotech Strong, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant products.  The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience stores.

2.      Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.       Basis of Presentation and Principles of Consolidation

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K filing.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal 2002.

In the opinion of management, the unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.  The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

d.      Goodwill and Intangible Assets

The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions (“goodwill”) in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment.  Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill pursuant to Accounting

Principles Board Opinion No. 17, “Intangible Assets,” and used estimates of future cash flows in periodically evaluating goodwill for impairment.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value.  Goodwill was being amortized using the straight-line method over the estimated periods to be benefited (3 to 25 years).  All recorded goodwill is attributable to the Company’s theatre segment.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During 2002, management assessed the adequacy of the Company’s deferred tax valuation allowance and determined an increase in the valuation reserve for certain deferred tax assets would be required.  Accordingly, during 2002 the Company recorded a valuation allowance of $1,428,074 which was included in income tax expense for the fiscal year ended December 31, 2002. During 2003, the valuation allowance was increased to $1,667,943. Circumstances considered relevant in this determination included continuing operating losses realized by the Company, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following March 31, 2003.

g.      Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer when collectibility is reasonably assured.  Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer.

h.      Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Cash and cash equivalents, accounts and notes receivable, debt, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values.

i.        Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

j.        Loss Per Common Share

The Company computes and presents loss per share in accordance with SFAS No. 128, Earnings Per Share.  Net loss per share – basic has been computed on the basis of the weighted average number of shares of common stock outstanding.  Net loss per share – diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options.  Because the Company reported net losses for the periods ended March 31, 2003 and 2002,  the calculation of net loss per share – diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share.  If the Company had reported net income for these periods, there would have been 190,893 and 80,315 additional shares, respectively, in the calculation of net loss per share – diluted.

At March 31, 2003, options to purchase 767,506 shares of common stock at a weighted average price of $5.19 per share were outstanding, but were not included in the computation of net loss per share – diluted as the options’ exercise price was greater than the average market price of the common shares.  These options expire between May 2003 and March 2013.  At March 31, 2002, options to purchase 896,065 shares of common stock at a weighted average price of $4.61 per share were outstanding, but were not included in the computation of net loss per share – diluted as the options’ exercise price was greater than the average market price of the common shares.  These options expire between May 2003 and December 2008.

k.       Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to account for its stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have increased to the proforma amounts indicated as follows:

	Three Months Ended March 31,
	2003	2002
Net loss:
As reported	$(384,095)	$(234,293)
Stock-based compensation expense, determined under fair value based method, net of tax	(43,180)	(10,725)
Proforma net loss	$(427,275)	$(245,018)

Loss per share – basic and fully diluted
As reported	$(0.03)	$(0.02)
Proforma net loss per share	$(0.03)	$(0.02)

The average fair value of each option granted in 2003 and 2002 was $0.68 and $0.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	5.11%	5.11%
Dividend yield	0%	0%
Expected volatility	71.1%	78.9%
Expected life in years	8	7

l.        Long-Lived Assets

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

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $6.3 million at March 31, 2003.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.  The adoption of SFAS No. 144 has not impacted the Company’s financial position and results of operations.

m.      Warranty Reserves

The Company grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair.  The warranty period may be extended under certain circumstances and for certain products.  The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary.  At March 31, 2003 and December 31, 2002, warranty reserves were $1,209,620 and $1,332,173, respectively.  For the periods ended March 31, 2003 and 2002, warranty expense was approximately $111,000 and $87,500, respectively.

n.      Comprehensive Income

The Company’s comprehensive income consists solely of net loss.  All other items were not material to the consolidated financial statements.

o.      Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

p.      Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party due to ownership of the property.  Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At March 31, 2003, the Company has provided for management’s estimate of the Company’s exposure relating to this matter.

q.                 Recently Issued Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this standard did not impact the Company’s consolidated financial statements.

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of this standard did not impact the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plan closing, or other exit or disposal activity.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not impact the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  It also requires disclosure of other obligations, such as warranties.  At March 31, 2003, the Company does not have any guarantees.  The Company has provided additional disclosures relating to its warranty reserves.

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

3.      Discontinued Operations

Effective December 31, 2002, the Company completed the sale of its audiovisual operating segment to its former general manager for proceeds of $200,000.  The Company retained cash and cash equivalents, accounts receivables and certain payables recorded at December 31, 2002.  The disposal of the segment was treated as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For the period ended March 31, 2002, the Company recorded after-tax operating losses from the segment of $133,267.  The consolidated financial statements reflect the impact on assets, liabilities and operations as discontinued operations for all comparative periods presented.

Selected information from discontinued operations for the periods ended March 31, 2003 and 2002 were as follows:

	2003	2002

Revenue	$—	$1,049,237

Net loss from discontinued operations	$—	$(133,267)

Interest expense from bank debt allocated to discontinued operations in 2002 was based on the ratio of total assets of the segment in relation to consolidated assets.

The net assets of the discontinued operations were as follows:

	March 31, 2003	December 31, 2002
	(Unaudited)

Assets:
Cash and cash equivalents	$4,896	$386,104
Trade accounts receivable, net	7,193	216,598
Total assets	$12,089	$602,702

Liabilities:
Accounts payable	$—	$35,971
Accrued expenses	—	2,839
Accrued group health insurance claims	—	90,661
Due to parent	12,089	473,231
Total liabilities	$12,089	$602,702

4.      Sale of Rental Assets and Operations

During January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia.  In connection with the transaction, certain assets were segregated and sold in two separate transactions to the general manager of each location for an aggregate of $290,000.  The Company retained all cash, accounts receivable, inventory and payable balances recorded at the time of the sales.  The Company recorded an aggregate gain of approximately $136,000 from the transaction.  The sales did not meet the thresholds required for treatment as discontinued operations in accordance with APB No. 30 and SFAS No. 144.

5.      Intangible Assets

Intangible assets consist of the following:

	At March 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:
Customer lists	113,913	(25,313)	88,600
Trademarks	1,000	(320)	680
Non-competition agreement	6,882	(1,530)	5,352
	$3,842,538	$(1,280,687)	$2,561,851

	At December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:	113,913	(15,823)	98,090
Customer lists	1,000	(200)	800
Trademarks	6,882	(956)	5,926
Non-competition agreement	$3,842,538	$(1,270,503)	$2,572,035

SFAS No. 142, effective January 1, 2002, requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment.  In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test in the fourth quarter of 2002 and determined that goodwill was not impaired.

The Company recorded amortization expense relating to other identifiable intangible assets of $10,184 and $0 for the three months ended March 31, 2003 and 2002, respectively.  Future amounts of amortization expense of other identifiable intangible assets are scheduled to be $30,561 for the remainder of fiscal 2003, $40,585 in fiscal 2004 and $23,486 in fiscal 2005.

6.      Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)

Raw materials and components	$8,613,925	$9,110,273
Work in process	1,794,050	1,231,863
Finished goods	1,963,984	1,689,588
	$12,371,959	$12,031,724

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,766,000 and $1,554,000 as of March 31, 2003 and December 31, 2002, respectively.

7.      Property, Plant and Equipment

Property, plant and equipment include the following:

	March 31, 2003	December 31, 2002
	(Unaudited)

Land	$343,500	$343,500
Buildings and improvements	4,526,249	4,523,563
Machinery and equipment	8,526,036	9,105,152
Office furniture and fixtures	1,703,108	1,707,165
Construction in process	39,847	31,019
	15,138,740	15,710,399
Less accumulated depreciation	8,829,257	9,005,041
Net property, plant and equipment	$6,309,483	$6,705,358

8.      Debt

On March 10, 2003, the Company entered into a revolving credit facility the (“credit facility”) with First National Bank of Omaha (“First National Bank”).  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined.  The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.50% at March 31, 2003).  The Company will also pay a fee of 0.375% on the unused portion.  The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends and matures on August 31, 2003, or such later date as is approved in writing by First National Bank.  No borrowings are currently available under the credit facility due to the lack of the Company generating sufficient operating income, as defined.  All of the Company’s assets secure this credit facility.

Long-term debt at March 31, 2003 and December 31, 2002 consisted entirely of installment payments relating to the purchase of certain intangible assets during fiscal 2002.

Future maturities of long-term debt for the remainder of fiscal 2003 and for each of the subsequent four years are as follows: 2003 - $14,268; 2004 - $23,752; 2005 - $25,306; 2006 - $27,443 and 2007 - $16,957.

9.      Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three months ended March 31,
	2003	2002

Interest paid	$2,508	$25,418
Income taxes paid	—	5,188

10.    Related Party Transactions

During fiscal 2002, the Company’s Board of Directors engaged McCarthy & Co. (“McCarthy”) to help the Company develop and explore ways to enhance shareholder value, including, but not limited to, a possible sale of the Company, a merger with another entity or another transaction.  McCarthy is an affiliate of the McCarthy Group, Inc., who through affiliates, owns 3,917,026 shares, or approximately 31%, of Ballantyne common stock.  On December 5, 2002, the engagement concluded.  However, if a sale or merger with certain specified entities is consummated on or before December 5, 2003, the Company has agreed to pay McCarthy a fee of 3% of the aggregate consideration, as defined.

During November 2002, Dana Bradford was named to the Company’s board of directors.  Mr. Bradford is presently a partner with the McCarthy Group, Inc.

11.    Stockholder Rights Plan

On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”).  Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock.  The rights become exercisable only if a person or group (other than certain exempt persons, as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne’s common stock.  Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company’s common stock at an exercise price of half the market price.

During May 2001, BalCo Holdings L.L.C., an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne’s former parent company, Canrad of Delaware, Inc. (“Canrad”), a subsidiary of ARC International Corporation.  Ballantyne amended the Rights Plan to exclude this purchase.  On October 3, 2001, Ballantyne announced that certain affiliates of the McCarthy Group Inc. purchased an additional 678,181 shares in Ballantyne bringing their total holdings to 3,917,026 shares or a 31% stake in Ballantyne.  The Rights Plan was further amended to exclude the October 3, 2001 purchase from triggering operation of the Rights Plan.

12.  Notes Receivable

During fiscal 2001, the Company determined certain notes and credits for returned lenses due from Optische Systeme Gottingen Isco-Optic AG. (“Optische Systeme”) were impaired.  Optische Systeme is the Company’s sole supplier of lenses and agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002.  As of March 31, 2003, approximately $117,000 remains outstanding with the final payment due in September 2003.

13.    Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2003, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. The Company’s audiovisual segment was disposed of effective December 31, 2002 and has been reflected as discontinued operations (see Note 3).  During January 2003, the Company disposed of its remaining lighting rental operations (see Note 4).  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry.  All recorded goodwill is attributable to the Company’s theatre segment.  The lighting segment operations include the sale and rental of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.  The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended March 31,
	2003	2002
Net operating revenues
Theatre	$6,356,626	$7,729,251
Lighting
Sales	781,169	718,890
Rentals	—	399,424
Total lighting	781,169	1,118,314
Restaurant	391,715	311,094
Total revenue	$7,529,510	$9,158,659

Gross profit
Theatre	$1,171,236	$1,409,299
Lighting
Sales	162,619	268,782
Rentals	—	(5,218)
Total lighting	162,619	263,564
Restaurant	41,472	48,754
Total gross profit	1,375,327	1,721,617
Operating expenses	(1,906,052)	(1,846,622)
Operating loss	(530,725)	(125,005)
Other income (expense)	3,083	(13,959)
Interest income (expense), net	9,771	(28,154)
Gain on disposal of assets	136,056	44,306
Loss from continuing operations before income taxes	$(381,815)	$(122,812)

Expenditures on capital equipment
Theatre	$28,691	$39,006
Lighting	33,162	530
Restaurant	2,170	—
Discontinued	—	16,274
Total	$64,023	$55,810

Depreciation and amortization
Theatre	$276,494	$336,883
Lighting	25,729	69,604
Restaurant	13,915	—
Discontinued	—	160,778
Total	$316,138	$567,265

	Three Months Ended March 31,
	2003	2002

Gain on disposal of long-lived assets
Theatre	$—	$—
Lighting	136,056	44,306
Restaurant	—	—
Discontinued	—	—
Total	$136,056	$44,306

	March 31, 2003	December 31, 2002
Identifiable assets
Theatre	$30,182,423	$29,347,178
Lighting	3,228,773	3,556,570
Restaurant	1,598,828	1,503,047
Discontinued	12,089	602,702
Total	$35,022,113	$35,009,497

Summary by Geographical Area

	Three Months Ended March 31,
	2003	2002
Net revenue
United States	$4,785,808	$5,536,575
Canada	88,131	206,327
Asia	1,104,307	1,026,863
Mexico and South America	1,274,013	1,076,818
Europe	137,071	755,561
Other	140,180	556,515
Total	$7,529,510	$9,158,659

	March 31, 2003	December 31, 2002
Identifiable assets
United States	$33,580,197	$33,653,366
Asia	1,441,916	1,356,131
Total	$35,022,113	$35,009,497

Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. Management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company’s products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company’s future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in the Company’s other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

The Company’s discontinuance of its audiovisual segment was completed December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000.  The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.  The Company has restated the consolidated financial statements for the discontinued operations for all comparative periods presented.

Critical Accounting Policies:

The U.S. Securities and Exchange Commission (the “SEC”) has defined a Company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company has identified the critical accounting policies below.  The Company has other significant accounting policies, which involve the use of estimates, judgments and assumptions.  For additional information, see Note 2, “Summary of Significant Accounting Policies” in Item 1 of Part I, “Financial Statements” of this Form 10-Q and Note 1, “Summary of Significant Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items.

Goodwill

The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions (“goodwill”) in accordance with the provisions of SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment, which the Company performs in the fourth quarter. The balance of goodwill included in intangible assets was approximately $2.5 million at March 31, 2003 and December 31, 2002.

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

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $6.3 million at March 31, 2003.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value. SFAS No. 144 has not impacted the Company’s financial position and results of operations.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During fiscal 2002, management assessed the adequacy of the Company’s deferred tax valuation allowance and determined an increase in the valuation reserve for deferred tax assets would be required.  Accordingly, the Company recorded a valuation allowance of $1.4 million, which was included in income tax expense for the year ended December 31, 2002.  During 2003, the Company increased the valuation allowance to $1.7 million.  Circumstances considered relevant in this determination included continuing operating losses realized by the Company, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following March 31, 2003.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer when collectibility is reasonably assured. Revenues related to equipment rental and services are recognized as earned over the terms of the contracts or delivery of the service to the customer. In accordance with accounting principles generally accepted in the United States of America, the recognition of these revenues is partly based on the Company’s assessment of the probability of collection of the resulting accounts receivable balance. Additionally, costs of warranty service and product replacement are estimated and accrued at the time of sale or rental. As a result of these estimates, the timing or amount of revenue recognition may have been different if different assessments had been made at the time the transactions were recorded in revenue.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues

Net revenues from continuing operations for the three months ended March 31, 2003 decreased 17.8% to $7.5 million from $9.2 million for the three months ended March 31, 2002.  As discussed in further detail below, the decrease relates to lower revenues in the theatre and lighting segments.  The following table shows comparative net revenues for theatre, lighting and restaurant products for the respective periods:

	Three Months Ended March 31,
	2003	2002

Theatre	$6,356,626	$7,729,251
Lighting	781,169	1,118,314
Restaurant	391,715	311,094
Total net revenues	$7,529,510	$9,158,659

Theatre Segment

Sales of theatre products decreased 17.8% from $7.7 million in 2002 to $6.4 million in 2003.  In particular, sales of projection equipment decreased $1.4 million from $5.6 million in 2002 to $4.2 million in 2003.  This decrease resulted from a combination of fewer theatre complexes being constructed, increased competition and certain customers experiencing construction delays whereby the shipment and related revenue was delayed.  Given the current industry climate, the Company is unsure whether this will result in the second quarter being stronger than originally anticipated.  The Company is also experiencing a situation where certain exhibitors who use competitors’ products are planning to more aggressively construct new complexes while the Company’s current customers have slowed their construction plans to a degree.  The Company is currently working to attract these exhibitors to regain market share.  The theatre exhibition industry is slowly recovering from a lengthy downturn and the health of the industry has been improving.  However, current worldwide events have impacted theatre attendance as of late, which could impact future theatre construction.  There are also lingering liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from independent dealers who resell the Company’s products to certain exhibitors and continued depressed revenue levels if the industry cannot or decides not to build new theatres.  In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor.  These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are recovering, it has not benefited the dealer network as quickly since the exhibitors have still not recovered sufficiently to begin constructing as many new complexes.

Sales of theatre replacement parts increased to $1.5 million in 2003 from $1.4 million in 2002 as sales were positively impacted by exhibitors closing fewer theatres during the past several months resulting in there being fewer used parts for sale in the secondary market.  The increase is also due to projectors in service aging and thus requiring more maintenance.  The Company is aware, however, that the market for replacement parts is becoming increasingly competitive as other firms with ties to the theatre exhibition industry attempt to find alternative revenue sources.  The Company is currently implementing sales and manufacturing initiatives to counter this competition and fuel growth for the revenue stream.

Sales of xenon lamps decreased to $0.3 million in 2003 compared to $0.4 million in 2002.  Sales of lenses to theatre customers rose to $0.4 million in 2003 compared to $0.3 million in 2002 as the Company is aggressively marketing this product to reduce inventory levels.

Lighting Segment

Revenues in the lighting segment decreased $0.3 million from $1.1 million in 2002 to $0.8 million in 2003, mainly due to divesting all rental operations during fiscal 2002 and early 2003.  These divested business units contributed approximately $0.4 million in revenues for the three months ended March 31, 2002.

Sales of follow spotlight products increased to $0.6 million in 2003 from $0.4 million in 2002, as sales of replacement parts were stronger during the quarter.

Sales of Skytracker products decreased to $0.1 million in 2003 from $0.2 million in 2002 due to cutbacks on capital spending by certain rental houses due to current economic and political conditions worldwide.

Sales of xenon lamps to lighting customers were approximately $0.1 million in 2003 compared to approximately $44,000 in 2002 due to a large order during 2003 as a customer replaced an entire location with new lamps.

Restaurant Segment

Restaurant sales were approximately $0.4 million in 2003 compared to $0.3 million in 2002 as the Company is positioning itself to grow the segment in 2003 and for the long-term.  The Company hired a restaurant sales manager in 2002 to assist in developing several initiatives to market the segment in a more effective manner and the Company plans on offering a wider range of products.

Export Revenues

Sales outside the United States (mainly theatre sales) fell to $2.7 million in 2003 compared to $3.6 million in 2002 as sales to Canada and Europe continued to trend downward.  Sales to Canada have been impacted by exhibitors saturating the Canadian market with too many theatre complexes in the late 1990s, while sales to Europe have been impacted by increased competition and a softening European economy. The Company is currently forming alliances in Europe to assist in developing opportunities to increase market share, as it believes the region has the potential for long-term growth.

Gross Profit

Consolidated gross profit from continuing operations decreased to $1.4 million in 2003 from $1.7 million in 2002 and as a percent of revenue decreased to 18.3% in 2003 from 18.8% in 2002 due to the reasons discussed below.

Gross profit in the theatre segment decreased to $1.2 million in 2003 from $1.4 million in 2002 due to lower revenues but as a percent of revenue the gross profit rose to 18.4% in 2003 compared to 18.2% in 2002.  The increase in the gross margin percentage was due to a favorable product mix consisting of more high margin replacement part sales.

Due to lower revenues, the gross margin in the lighting segment decreased to approximately $0.2 million in 2003 compared to $0.3 million a year ago and as a percentage of revenues decreased to 20.8% in 2003 compared to 23.6% in 2002.  The gross margin as a percent of revenue was impacted by a product mix consisting of more lower margin xenon lamps sales.

The gross margin in the restaurant segment was slightly lower than 2002 despite higher revenues due to higher direct manufacturing costs coupled with an unfavorable product mix.

Operating Expenses

Operating expenses from continuing operations increased to $1.9 million in 2003 from $1.8 million in 2002 and as a percent of revenues increased to 25.3% in 2003 compared to 20.2% in 2002.  The increases from 2002 were due to the Company being unable to lower certain fixed costs quickly enough to counter lower revenues coupled with the Company incurring additional costs in 2003 associated with post-employment medical benefits for certain current and former executives.  These increased costs were offset to a degree by selling, general and administrative savings from divested business units.  The Company is continually aligning operating costs with projected future revenues and will continue to do so until the appropriate levels have been achieved.

Other Financial Items

The Company recorded a gain of approximately $136,000 in 2003 on the sale of certain assets relating to its entertainment lighting rental operations in Orlando, Florida and Atlanta, Georgia.  During 2002, the

Company sold used lighting equipment generating gains of approximately $44,000 as the Company was continuing its policy of selling assets held for rental that were not being used efficiently.

The Company recorded net interest income relating to continuing operations of approximately $9,800 in 2003 compared to net interest expense of approximately $28,000 in 2002.  The change from 2002 was entirely due to the termination of the Company’s credit facility with General Electric Capital Corporation.  Net interest expense allocated to discontinued operations was $0 in 2003 and approximately $1,900 in 2002.

The Company recorded income tax expense from continuing operations in 2003 of approximately $2,300 compared to an income tax benefit in 2002 of approximately $22,000.  The change from 2002 represents valuation reserves due to the uncertainty of the recoverability of the Company’s deferred tax assets.  The Company recorded an income tax benefit relating to losses from discontinued operations of $0 in 2003 compared to approximately $69,000 in 2002.

For the reasons outlined above, the Company experienced a net loss from continuing operations in 2003 of approximately $384,000 compared to a net loss from continuing operations of $101,000 in 2002.  This translated into a net loss per share – basic and diluted from continuing operations of $0.03 per share in 2003 and $0.01 per share in 2002.

Discontinued Audiovisual Operations

The Company discontinued its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000.  The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.

Sales and rentals of audiovisual products were approximately $1.1 million for the three months ended March 31, 2002.  During this period, the Company recorded after-tax operational losses of approximately $133,000.  The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative periods presented.

Liquidity and Capital Resources

On March 10, 2003, the Company entered into a revolving credit facility (the “credit facility”) with First National Bank of Omaha (“First National Bank”).  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined.  The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.50% at March 31, 2003).  The Company pays a fee of 0.375% on the unused portion of the credit facility.  The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends and matures on August 31, 2003, or such later date as approved by First National bank.  No borrowings are currently available under the credit facility due to lack of the Company generating sufficient operating income, as defined.  All of the Company’s assets secure this credit facility.

Net cash provided by operating activities of continuing operations was approximately $544,000 in 2003 compared to net cash used in operating activities of approximately $23,000 in 2002.  The change from the year-ago period mainly relates to collecting accounts receivable balances in a more timely manner.

Net cash provided by investing activities of continuing operations was $0.2 million in 2003 as compared to approximately $28,000 in 2002.  During 2003, the Company received proceeds of $290,000 relating to the sale of certain rental assets relating to its lighting rental operations in Florida and Georgia.  During 2002, the Company generated proceeds of approximately $67,000 relating to selling used equipment held for rental that was not being used effectively.  Capital expenditures were approximately $64,000 in 2003 compared to approximately $40,000 in 2002 as the Company continues to purchase only critical items under its current business plan.

Net cash used in financing activities of continuing operations was approximately $4,000 in 2003 compared to approximately $87,000 a year ago.  2002 activities included payments on the General Electric Capital Corporation credit facility of approximately $94,000 and proceeds from the Company’s stock plans for employees of approximately $7,000.  Financing activities in 2003 reflect debt payments concerning the purchase of certain intangible assets during 2002.

Transactions with Related and Certain Other Parties

The Company has disclosed the effects of transactions with related parties in Notes 10 and 11 to the consolidated financial statements.  There were no other significant transactions with related and certain other parties.

Concentrations

The Company’s top ten customers accounted for approximately 39% of consolidated net revenues from continuing operations for the three months ended March 31, 2003.  These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 44% of net consolidated receivables at March 31, 2003.  Additionally, receivables from one customer represented approximately 10% of net consolidated receivables at March 31, 2003.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable.  The Company sells product to a large number of customers in many different geographic regions.  To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition or uses Letters of Credit.

The principal raw materials and components used in the Company’s manufacturing processes include aluminum, electronic sub-assemblies and sheet metal.  The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers.  Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future.  The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured.  The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components.  The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

The problems of the theatre exhibition industry and increased competition also result in continued exposure to the Company.  If conditions would substantially worsen or the Company loses market share, the Company may be unable to lower its cost structure quickly enough to counter the lost revenue.  The Company has been able to pay down debt during the current downturn in large part by reducing inventory.  While inventory levels are still higher than necessary, reductions similar to the last two years are not likely to be possible in future periods.  To counter these risks, the Company has initiated a cost reduction program and continues to streamline its manufacturing processes.  The Company also has a strategy to find alternative product lines to become less dependent on the theatre exhibition industry.  No assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

Hedging and Trading Activities

The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales.  To date, all of the Company’s international sales have been denominated in U.S. Dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars.  In addition, the Company does not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases.  The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
	Total	Remaining In 2003	Thereafter

Contractual Obligations

Long-term debt	$107,726	$14,268	$93,458
Operating leases	502,905	168,519	334,386
Less sublease receipts	(276,460)	(65,478)	(210,982)
Net contractual cash obligations	$334,171	$117,309	$216,862

There are no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, the Company’s business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. The Company believes that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.  Because of the recent difficulties encountered in the theatre exhibition industry and a shift to more international sales, historical seasonality trends did not occur to the same degree as previous years.

Environmental

Health, safety and environmental considerations are a priority in the Company’s planning for all new and existing products.  The Company’s policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public.  The Company’s operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal.  A risk of environmental liabilities is inherent in manufacturing activities.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and that burned down in 1965.  Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party due to ownership of the property.  Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.  At March 31, 2003, the Company has provided for management’s estimate of the Company’s exposure relating to this matter.

Inflation

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability.  Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Recent Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this standard did not impact the Company’s consolidated financial statements.

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of this standard did not impact the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plan closing, or other exit or disposal activity.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not impact the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  It also requires disclosure of other obligations, such as warranties.  At March 31, 2003, the Company does not have any guarantees.  The Company has provided additional disclosures relating to its warranty reserves.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company markets its products throughout the United States and the world.  As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions.  In particular, the Company can be and was impacted by the recent downturn in the North American theatre exhibition industry in the form of lost revenues and bad debts.  Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company’s products less competitive in foreign markets.  As stated above, the majority of the Company’s foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.

The Company has also evaluated its exposure to fluctuations in interest rates. If the Company would be able to borrow up to the maximum amount available under its variable interest rate credit facility, a one percent increase in the interest rate would increase interest expense by $40,000 per annum.  The Company has not historically and is not currently using derivative instruments to manage the above risks.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits:

	11	Computation of net loss per share.•

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.•

• -	Filed herewith.

b.	Reports on Form 8-K

The Company furnished its press release with financial information on the Company's quarter ended March 31, 2003 on Form 8-K dated May 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ John Wilmers	By:	/s/ Brad French
	John Wilmers, President,		Brad French, Secretary/Treasurer,
	Chief Executive Officer, and Director		Chief Financial Officer and
Chief Operating Officer

Date: May 15, 2003		Date: May 15, 2003

CERTIFICATION

I, John P. Wilmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ballantyne of Omaha, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

By:	/s/ John P. Wilmers
John P. Wilmers
President, Chief Executive Officer

CERTIFICATION

I, Brad French, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ballantyne of Omaha, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

By:	/s/ Brad French
Brad French
Chief Financial Officer