Form 10-Q
period 2003-06-30
BALLANTYNE OF OMAHA INC
filed 2003-08-13
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(402) 453-4444

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐               No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 1, 2003
Common Stock, $.01, par value	12,636,971 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,445,315	$6,276,011
Accounts receivable (less allowance for doubtful accounts of $605,565 in 2003 and $553,297 in 2002)	5,174,561	5,523,122
Notes receivable	58,415	191,830
Inventories, net	11,986,616	12,031,724
Recoverable income taxes	669,507	753,535
Other current assets	669,114	340,922
Discontinued operations, net	—	602,702
Total current assets	26,003,528	25,719,846

Property, plant and equipment, net	6,280,153	6,705,358
Goodwill	2,467,219	2,467,219
Other intangible assets, net	84,446	104,816
Other assets, net	12,500	12,258
Total assets	$34,847,846	$35,009,497

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$23,455	$17,841
Accounts payable	2,398,482	2,681,814
Warranty reserves	878,188	1,332,173
Accrued group health insurance claims	415,961	509,909
Other accrued expenses	2,473,922	1,853,902
Discontinued operations, net	—	129,471
Total current liabilities	6,190,008	6,525,110

Long-term debt, excluding current installments	80,630	93,458

Stockholders’ equity:
Preferred stock, par value $.01 per share;
Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share;
Authorized 25,000,000 shares; issued 14,734,776 shares in 2003 and 14,705,901 shares in 2002	147,347	147,059
Additional paid-in capital	31,785,693	31,773,067
Retained earnings	11,959,622	11,786,257
	43,892,662	43,706,383
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	28,577,208	28,390,929
Total liabilities and stockholders’ equity	$34,847,846	$35,009,497

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net operating revenues	$9,440,461	$7,261,052	$16,969,971	$16,419,711
Cost of revenues	7,052,420	6,286,189	13,206,603	13,723,231
Gross profit	2,388,041	974,863	3,763,368	2,696,480

Operating expenses:
Selling	789,930	635,293	1,564,064	1,380,751
General and administrative	979,138	1,463,814	2,111,056	2,564,978
Total operating expenses	1,769,068	2,099,107	3,675,120	3,945,729

Income (loss) from operations	618,973	(1,124,244)	88,248	(1,249,249)

Interest income	30,826	366	43,480	1,314
Interest expense	(15,548)	(32,914)	(18,431)	(62,016)
Gain on disposal of assets, net	—	37,515	136,056	81,821
Other income (expense)	(13,219)	30,637	(10,136)	16,678
Income (loss) from continuing operations before income taxes	621,032	(1,088,640)	239,217	(1,211,452)
Income tax (expense) benefit	(63,572)	380,739	(65,852)	402,525
Income (loss) from continuing operations	557,460	(707,901)	173,365	(808,927)

Discontinued operations:
Loss from operations of discontinued audiovisual segment (net of Federal tax benefit of $48,713 and $117,365 for the three and six months ended June 30, 2002)	—	(94,559)	—	(227,826)

Net income (loss)	$557,460	$(802,460)	$173,365	$(1,036,753)

Net income (loss) per share - basic and fully diluted:
Net income (loss) per share from continuing operations	$0.04	$(0.06)	$0.01	$(0.06)
Net loss per share from discontinued operations	—	—	—	(0.02)
Net income (loss) per share	$0.04	$(0.06)	$0.01	$(0.08)

Weighted average shares outstanding:
Basic	12,626,500	12,568,302	12,617,349	12,567,197
Diluted	13,049,122	12,568,302	12,950,531	12,567,197

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$173,365	$(1,036,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	—	227,826
Provision for doubtful accounts and notes	19,037	534,809
Depreciation of property, plant and equipment	603,983	794,821
Other amortization	20,370	—
Gain on disposal of fixed assets	(136,056)	(81,821)
Deferred income taxes	—	(288,105)
Changes in assets and liabilities:
Accounts and notes receivable	462,939	(222,192)
Inventories	45,108	1,160,638
Recoverable income taxes	84,028	1,579,876
Other current assets	(328,192)	(139,913)
Other assets	(242)	55,948
Accounts payable	(283,332)	(1,149,835)
Warranty reserves	(453,985)	264,282
Accrued group health insurance claims	(93,948)	(131,122)
Other accrued expenses	620,020	(372,276)
Net cash provided by operating activities of continuing operations	733,095	1,196,183
Cash flows from investing activities:
Capital expenditures	(332,722)	(98,706)
Proceeds from sale of assets	290,000	132,740
Net cash (used in) provided by investing activities of continuing operations	(42,722)	34,034
Cash flows from financing activities:
Payments on long-term debt	(7,214)	(187,500)
Proceeds from exercise of stock options	12,914	7,200
Net cash provided by (used in) financing activities of continuing operations	5,700	(180,300)
Net cash contributed to continuing operations from discontinued operations	473,231	142,009
Net increase in cash and cash equivalents	1,169,304	1,191,926
Cash and cash equivalents at beginning of period	6,276,011	2,099,320
Cash and cash equivalents at end of period	$7,445,315	$3,291,246

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2003 and 2002

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During 2002, management assessed the adequacy of the Company’s deferred tax valuation allowance and determined an increase in the valuation reserve for certain deferred tax assets would be required.  Accordingly, during 2002 the Company recorded a valuation allowance of $1,428,074 that was included in income tax expense for the fiscal year ended December 31, 2002.  Circumstances considered relevant in this determination included continuing operating losses realized by the Company, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following June 30, 2003.  At June 30, 2003, the valuation reserve was approximately $1.4 million.

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

j.      Loss Per Common Share

The Company computes and presents net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share.  Net income (loss) per share – basic has been computed on the basis of the weighted average number of shares of common stock outstanding.  Net income (loss) per share – diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options.  Because the Company reported net losses for the three and six months ended June 30, 2002,  the calculation of net loss per share – diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share.  If the Company had reported net income for these periods, there would have been 150,573 and 118,348 additional shares, respectively, in the calculation of net loss per share – diluted.

At June 30, 2003, options to purchase 745,256 and 795,256 shares of common stock at weighted average prices of $4.96 and $4.72 per share, respectively, were outstanding, but were not included in the computation of net income per share – diluted for the three and six months ended June 30, 2003 as the options’ exercise price was greater than the average market price of the common shares.  These options expire between January 2004 and July 2013.  At June 30, 2002, options to purchase 693,881 shares of common stock at a weighted average price of $5.64 per share were outstanding, but were not included in the computation of net loss per share – diluted for the three and six months ended June 30, 2002 as the options’ exercise price was greater than the average market price of the common shares.  These options expire between January 2003 and January 2009.

k.     Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to account for its stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed to the proforma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$557,460	(802,460)	$173,365	(1,036,753)
Stock-based compensation expense, determined under fair value based method, net of tax	(54,200)	(32,932)	(97,380)	(43,657)
Proforma net income (loss)	$503,260	(835,392)	$75,985	(1,080,410)

Net income (loss) per share – basic and fully diluted
As reported	$0.04	(0.06)	$0.01	(0.08)
Proforma net income (loss) per share	$0.04	(0.07)	$0.01	(0.09)

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

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $6.3 million at June 30, 2003.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

m.    Warranty Reserves

The Company grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair.  The warranty period may be extended under certain circumstances and for certain products.  The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary.  At June 30, 2003 and December 31, 2002, warranty reserves were $878,188 and $1,332,173, respectively.  For the three and six months ended June 30, 2003, warranty expense was $34,465 and $145,164 respectively.  For the three and six months ended June 30, 2002, warranty expense was $114,291 and $201,795, respectively.

n.     Comprehensive Income

The Company’s comprehensive income consists solely of net income (loss).  All other items were not material to the consolidated financial statements.

o.      Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party due to ownership of the property.  Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At June 30, 2003, the Company has provided for management’s estimate of the Company’s probable liability relating to this matter.

p.      Legal Proceedings

The Company is a party to various legal actions that have arisen in the normal course of business.  These actions concern issues such as contract disputes, products liability and asbestos-related matters.  Several of these proceedings are at very early stages and the ultimate results are unknown at this time.  An adverse resolution of certain of these matters could have a material effect on the financial position of the Company.

3.     Discontinued Operations

Effective December 31, 2002, the Company completed the sale of its audiovisual operating segment to its former general manager for proceeds of $200,000.  The Company retained cash and cash equivalents, accounts receivables and certain payables recorded at December 31, 2002.  The disposal of the segment was treated as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For the three and six months ended June 30, 2002, the Company recorded after-tax operating losses from the segment of $94,559 and $227,826 respectively.  The consolidated financial statements reflect the impact on assets, liabilities and operations as discontinued operations for all comparative periods presented.

Selected information from discontinued operations for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$—	863,056	$—	1,912,293

Net loss from discontinued operations	$—	(94,559)	$—	(227,826)

Interest expense from bank debt allocated to discontinued operations in 2002 was based on the ratio of total assets of the segment in relation to consolidated assets.

The net assets of the discontinued operations were as follows:

	June 30, 2003	December 31, 2002

Assets:
Cash and cash equivalents	$—	$386,104
Trade accounts receivable, net	—	216,598
Total assets	$—	$602,702

Liabilities:
Accounts payable	$—	$35,971
Accrued expenses	—	2,839
Accrued group health insurance claims	—	90,661
Due to parent	—	473,231
Total liabilities	$—	$602,702

4.     Sale of Rental Assets and Operations

During January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia.  In connection with the transaction, certain assets were segregated and sold in two separate transactions to the general manager of each location for an aggregate of $290,000.  The Company retained all cash, accounts receivable, inventory and payable balances recorded at the time of the sales.  The Company recorded an aggregate gain of approximately $136,000 from the transaction.  The sales did not meet the thresholds required for treatment as discontinued operations.

5.     Intangible Assets

Intangible assets consist of the following:

	At June 30, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(34,804)	79,109
Trademarks	1,000	(441)	559
Non-competition agreement	6,882	(2,104)	4,778
	$3,842,538	(1,290,873)	2,551,665

	At December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(15,823)	98,090
Trademarks	1,000	(200)	800
Non-competition agreement	6,882	(956)	5,926
	$3,842,538	(1,270,503)	2,572,035

SFAS No. 142, effective January 1, 2002, requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment.  In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test in the fourth quarter of 2002 and determined that goodwill was not impaired.

The Company recorded amortization expense relating to other identifiable intangible assets of $10,186 and $20,370 for the three and six months ended June 30, 2003.  No amounts were recorded in 2002 for amortization expense related to other identifiable intangible assets.  Future amounts of amortization expense of other identifiable intangible assets are scheduled to be $20,375 for the remainder of fiscal 2003, $40,585 in fiscal 2004 and $23,486 in fiscal 2005.

6.     Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)

Raw materials and components	$7,977,205	$9,110,273
Work in process	2,004,340	1,231,863
Finished goods	2,005,071	1,689,588
	$11,986,616	$12,031,724

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,789,000 and $1,554,000 as of June 30, 2003 and December 31, 2002, respectively.

7.     Property, Plant and Equipment

Property, plant and equipment include the following:

	June 30, 2003	December 31, 2002
	(Unaudited)

Land	$343,500	$343,500
Buildings and improvements	4,536,580	4,523,563
Machinery and equipment	8,591,805	9,105,152
Office furniture and fixtures	1,745,145	1,707,165
Construction in process	190,409	31,019
	15,407,439	15,710,399
Less accumulated depreciation	(9,127,286)	(9,005,041)
Net property, plant and equipment	$6,280,153	$6,705,358

8.     Debt

On March 10, 2003, the Company entered into a revolving credit facility the (“credit facility”) with First National Bank of Omaha (“First National Bank”).  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined.  The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at June 30, 2003).  The Company will also pay a fee of 0.375% on the unused portion.  The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends and matures on August 31, 2003, or such later date as is approved in writing by First National Bank.  No borrowings are currently available under the credit facility due to the lack of the Company generating sufficient operating income, as defined.  All of the Company’s assets secure this credit facility.

Long-term debt at June 30, 2003 and December 31, 2002 consisted entirely of installment payments relating to the purchase of certain intangible assets during fiscal 2002.

Future maturities of long-term debt for the remainder of fiscal 2003 and for each of the subsequent four years are as follows: 2003 - $11,530; 2004 - $24,253; 2005 - $25,934; 2006 - $27,761 and 2007 - $14,607.

9.     Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six months ended June 30,
	2003	2002

Interest paid	$13,764	$64,615
Income taxes paid	$3,200	$5,188

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

12.  Notes Receivable

During fiscal 2001, the Company determined certain notes and credits for returned lenses due from Optische Systeme Gottingen Isco-Optic AG. (“Optische Systeme”) were impaired.  Optische Systeme is the Company’s sole supplier of lenses and agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002.  As of June 30, 2003, approximately $58,000 remains outstanding with the final payment due in September 2003.

13.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of June 30, 2003, the Company’s operations were conducted principally through three business segments: Theatre, Lighting and Restaurant. The Company’s audiovisual segment was disposed of effective December 31, 2002 and has been reflected as discontinued operations (see Note 3).  During January 2003, the Company disposed of its remaining lighting rental operations (see Note 4).  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry.  All recorded goodwill is attributable to the Company’s theatre segment.  The lighting segment operations include the sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.  The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net operating revenues
Theatre	$8,344,847	5,902,024	$14,701,473	13,631,275
Lighting
Sales	654,888	798,849	1,436,057	1,517,739
Rentals	—	216,184	—	615,608
Total lighting	654,888	1,015,033	1,436,057	2,133,347
Restaurant	440,726	343,995	832,441	655,089
Total revenue	$9,440,461	7,261,052	$16,969,971	16,419,711

Gross profit
Theatre	$2,119,595	745,416	$3,290,831	2,154,715
Lighting
Sales	174,260	281,706	336,879	550,488
Rentals	—	(124,172)	—	(129,390)
Total lighting	174,260	157,534	336,879	421,098
Restaurant	94,186	71,913	135,658	120,667
Total gross profit	2,388,041	974,863	3,763,368	2,696,480
Operating expenses	(1,769,068)	(2,099,107)	(3,675,120)	(3,945,729)
Operating income (loss)	618,973	(1,124,244)	88,248	(1,249,249)
Other income (expense)	(13,219)	30,637	(10,136)	16,678
Interest income (expense), net	15,278	(32,548)	25,049	(60,702)
Gain on disposal of assets	—	37,515	136,056	81,821
Income (loss) from continuing operations before income taxes	$621,032	(1,088,640)	$239,217	(1,211,452)

Expenditures on capital equipment
Theatre	$254,660	17,008	$283,351	56,014
Lighting	8,636	42,162	41,798	42,692
Restaurant	5,403	—	7,573	—
Discontinued	—	33,880	—	50,154
Total	$268,699	93,050	$332,722	148,860

Depreciation and amortization
Theatre	$282,673	308,520	$559,167	645,403
Lighting	15,044	79,814	40,773	149,418
Restaurant	10,498	—	24,413	—
Discontinued	—	163,019	—	323,797
Total	$308,215	551,353	$624,353	1,118,618

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gain on disposal of long-lived assets
Theatre	$—	—	$—	—
Lighting	—	37,515	136,056	81,821
Restaurant	—	—	—	—
Discontinued	—	—	—	—
Total	$—	37,515	$136,056	81,821

	June 30, 2003	December 31, 2002
Identifiable assets
Theatre	$30,000,649	$29,347,178
Lighting	3,133,680	3,556,570
Restaurant	1,713,517	1,503,047
Discontinued	—	602,702
Total	$34,847,846	$35,009,497

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue
United States	$6,362,475	4,240,336	$11,148,283	9,776,911
Canada	455,403	169,817	543,534	376,144
Asia	1,269,993	1,101,621	2,374,300	2,128,484
Mexico and Latin America	853,125	1,321,580	2,127,138	2,661,718
Europe	498,012	420,197	635,083	1,175,758
Other	1,453	7,501	141,633	300,696
Total	$9,440,461	7,261,052	$16,969,971	16,419,711

	June 30, 2003	December 31, 2002
Identifiable assets
United States	$33,390,738	$33,653,366
Asia	1,457,108	1,356,131
Total	$34,847,846	$35,009,497

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

Goodwill

The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions (“goodwill”) in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment, which the Company performs in the fourth quarter. The balance of goodwill included in intangible assets was approximately $2.5 million at June 30, 2003 and December 31, 2002.

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

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $6.3 million at June 30, 2003.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During fiscal 2002, management assessed the adequacy of the Company’s deferred tax valuation allowance and determined an increase in the valuation reserve for deferred tax assets would be required.  Accordingly, the Company recorded a valuation allowance of $1.4 million, which was included in income tax expense for the year ended December 31, 2002.  Circumstances considered relevant in this determination included cumulative operating losses realized by the Company in the last three years, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following June 30, 2003.  At June 30, 2003, the valuation reserve was approximately $1.4 million.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues

Net revenues from continuing operations for the three months ended June 30, 2003 increased 30.0%  to $9.4 million from $7.3 million for the three months ended June 30, 2002.  As discussed in further detail below, the increase relates to higher revenues in the theatre and restaurant segments.  The following table shows comparative net revenues for theatre, lighting and restaurant products for the respective periods:

	Three Months Ended June 30,
	2003	2002

Theatre	$8,344,847	$5,902,024
Lighting	654,888	1,015,033
Restaurant	440,726	343,995
Total net revenues	$9,440,461	$7,261,052

Theatre Segment

Sales of theatre products increased 41.4% from $5.9 million in 2002 to $8.3 million in 2003.  In particular, sales of projection equipment increased $1.9 million from $4.0 million in 2002 to $5.9 million in 2003.  The increase resulted from more theatre construction as exhibitors had more access to capital and experienced more favorable operating results.  The theatre exhibition industry is slowly recovering from a lengthy downturn and the health of the industry is improving.  However, current worldwide events have impacted theatre attendance as of late, which could potentially impact future theatre construction.  There are also lingering liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from independent dealers who resell the Company’s products to certain exhibitors and depressed revenue levels if the industry cannot or decides not to build new theatres.  In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor.  These dealers had been impacted in the same manner as the exhibitors and while the exhibitors are recovering, it has not benefited the dealer network as quickly.

Sales of theatre replacement parts increased to approximately $1.5 million in 2003 from approximately $1.3 million in 2002 as sales were positively impacted by; 1) fewer used parts for sale in the secondary market due to fewer theatre closings; 2) projectors in service aging and requiring more maintenance; and 3) more projector usage due to greater movie demand compared to a year ago.  The Company is aware, however, that the market for replacement parts is becoming increasingly competitive as other firms with ties to the theatre exhibition industry attempt to find alternative revenue sources.  The Company has implemented sales and manufacturing initiatives to counter this competition and fuel growth for the revenue stream.

Sales of xenon lamps were approximately $0.5 million in both 2003 and 2002.  Sales of these bulbs were disappointing in the first quarter of the year; however, sales began to gain momentum during the second quarter.  Sales of lenses to theatre customers rose to $0.5 million in 2003 compared to $0.2 million in 2002 as the Company sold a special order for approximately $0.3 million.  Additionally, the Company is aggressively marketing this product to reduce inventory levels.

Lighting Segment

Revenues in the lighting segment decreased $0.3 million from $1.0 million in 2002 to $0.7 million in 2003, due substantially to divesting all rental operations during fiscal 2002 and early 2003 and softer sales of skytrackers.  Divested business units contributed approximately $0.3 million in revenues for the three months ended June 30, 2002.

Sales of follow spotlights were $0.3 million for both 2003 and 2002.

Sales of Skytracker products decreased to $0.1 million in 2003 from $0.2 million in 2002 due to a combination of cutbacks on capital spending by rental houses as a result of current economic and political conditions worldwide and increased competition.

Sales from all other product lines including, but not limited to, replacement parts and xenon bulbs rose to $0.3 million compared to $0.2 million a year ago.

Restaurant Segment

Restaurant sales were approximately $0.4 million in 2003 compared to $0.3 million in 2002, as sales for most product lines were higher than a year ago.  The Company is currently positioning itself to grow the segment in 2003 and for the long-term.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $3.1 million in 2003 from $3.0 million in 2002 as sales to Asia, Europe and Canada were higher than a year ago.  Sales to Mexico and South America were lower than a year ago due to the timing of theatre construction in those countries.

Gross Profit

Consolidated gross profit from continuing operations increased to $2.4 million in 2003 from $1.0 million in 2002 and as a percent of revenue increased to 25.3% in 2003 from 13.4% in 2002 due to the reasons discussed below:

Gross profit in the theatre segment increased to $2.1 million in 2003 from $0.8 million in 2002 and as a percent of revenue rose to 25.4% in 2003 compared to 12.6% in 2002.  The increases were due to favorable product and customer mixes coupled with lower manufacturing costs compared to a year ago.  The favorable product mix was due to higher sales of replacement parts where the Company raised selling prices and experienced more demand due to more favorable industry conditions.  The favorable customer mix was due to selling more to end users, thus bypassing the distributor’s percent of the gross margin.  Additionally, the Company made progress on improving margins on certain historically lower margin customers.

Despite lower revenues, the gross margin in the lighting segment increased to approximately $174,000 in 2003 compared to $158,000 a year ago and as a percentage of revenues increased to 26.6% in 2003 compared to 15.5% in 2002.  The increased margin was due primarily to savings from unprofitable business units where the Company divested certain fixed costs relating to lighting rental operations.  The higher margin was also due to manufacturing cost savings at the Company’s plant in Omaha, Nebraska.

The gross margin in the restaurant segment increased slightly compared to 2002 due to higher margins on replacement parts and lower manufacturing costs at the Omaha plant.

Operating Expenses

Operating expenses from continuing operations decreased to $1.8 million in 2003 from $2.1 million in 2002 and as a percent of revenues decreased to 18.7% in 2003 compared to 28.9% in 2002. The decreases were due to lower bad debt expenses and savings from divested business units.  During 2002, an independent dealer of the Company filed for bankruptcy necessitating a $450,000 write-off.  The Company also saved approximately $0.2 million in 2003 from divesting certain business units in the lighting segment.  Operating expenses in the remaining business units have increased from a year ago due to higher health insurance costs and other expenses relating to initiatives to grow the Company’s core business segments.

Other Financial Items

The Company recorded net interest income relating to continuing operations of approximately $15,000 in 2003 compared to net interest expense of approximately $33,000 in 2002.  The change from 2002 was due to the termination of the Company’s credit facility with General Electric Capital Corporation last year and generating interest on excess cash in 2003.  Net interest expense allocated to discontinued operations was $0 in 2003 and approximately $1,100 in 2002.

The Company recorded income tax expense from continuing operations in 2003 of approximately $64,000 compared to an income tax benefit in 2002 of approximately $381,000.  The effective tax rate for the six months ended June 30, 2003 was 27.5%.  To the extent the Company has continuing book income, the Company expects to record taxes at an effective rate of approximately 35%.  The Company recorded an income tax benefit relating to losses from discontinued operations of $0 in 2003 compared to approximately $49,000 in 2002.

For the reasons outlined above, the Company experienced net income from continuing operations in 2003 of approximately $557,000 compared to a net loss from continuing operations of $708,000 in 2002.  This translated into net income per share – basic and diluted from continuing operations in 2003 of $0.04 per share compared to a net loss per share – basic and diluted from continuing operations of $0.06 per share in 2002.

Discontinued Audiovisual Operations

The Company discontinued its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000.  The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.

Sales and rentals of audiovisual products were approximately $0.9 million for the three months ended June 30, 2002.  During this period, the Company recorded after-tax operational losses of approximately $95,000.  The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative periods presented.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues

Net revenues from continuing operations for the six months ended June 30, 2003 increased 3.4% to $17.0 million from $16.4 million for the six months ended June 30, 2002.  As discussed in further detail below, the increase relates to higher revenues for theatre and restaurant products for the respective periods.

	Six Months Ended June 30,
	2003	2002

Theatre	$14,701,473	$13,631,275
Lighting	1,436,057	2,133,347
Restaurant	832,441	655,089
Total net revenues	$16,969,971	$16,419,711

Theatre Segment

Sales of theatre products increased 7.9% from $13.6 million in 2002 to $14.7 million in 2003.  In particular, sales of projection equipment increased $0.5 million from $9.6 million in 2002 to $10.1 million in 2003.  Sales began to increase in the second quarter resulting from more theatre construction as exhibitors experienced more access to capital and better operating results.  The theatre exhibition industry is slowly recovering from a lengthy downturn and the health of the industry has been improving.  However, current worldwide events have impacted theatre attendance as of late, which could potentially impact future theatre construction.  There are also lingering liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from independent dealers who resell the Company’s products to certain exhibitors and depressed revenue levels if the industry cannot or decides not to build new theatres.  In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor.  These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are recovering, it has not benefited the dealer network as quickly since the exhibitors have still not recovered sufficiently to begin constructing as many new complexes.

Sales of theatre replacement parts increased to $3.0 million in 2003 from $2.7 million in 2002 as sales were positively impacted by; 1) fewer used parts for sale in the secondary market due to fewer theatre closings; 2) projectors in service aging and requiring more maintenance; 3) more projector usage due to greater movie demand compared to a year ago; and 4) raising prices.  The Company is aware, however, that the market for replacement parts is becoming increasingly competitive as other firms with ties to the theatre exhibition industry attempt to find alternative revenue sources.  The Company implemented certain sales and manufacturing initiatives to counter this competition and fuel growth for the revenue stream.

Sales of xenon lamps decreased to $0.8 million in 2003 compared to $0.9 million in 2002, as sales from certain exhibitors were lower than anticipated.  Sales rose in the second quarter, but not enough to offset the first quarter.  Sales of lenses to theatre customers rose to $0.9 million in 2003 compared to $0.5 million in 2002 as the Company sold a special order for approximately $0.3 million.  Additionally, the Company is more aggressively marketing this product to reduce inventory levels.

Lighting Segment

Revenues in the lighting segment decreased $0.7 million from $2.1 million in 2002 to $1.4 million in 2003, due substantially to divesting all rental operations during fiscal 2002 and early 2003.  These divested business units contributed approximately $0.8 million in revenues for the six months ended June 30, 2002.

Sales of follow spotlights increased to $0.7 million in 2003 from $0.6 million in 2002 due to more arena construction and higher part sales.

Sales of skytrackers decreased to $0.2 million in 2003 from $0.4 million in 2002 due to a combination of cutbacks on capital spending by rental houses as a result of current economic and political conditions worldwide along with increased competition.

Sales for all other product lines, including replacement parts and xenon lamps, increased to $0.5 million in 2003 from $0.3 million in 2002.  Sales were higher due to a combination of raising prices on certain replacement parts and stronger demand for xenon bulbs.

Restaurant Segment

Restaurant sales rose to approximately $0.8 million in 2003 compared to $0.7 million in 2002 as the Company is positioning itself to grow the segment.

Export Revenues

Sales outside the United States (mainly theatre sales) fell to $5.8 million in 2003 compared to $6.6 million in 2002, as sales to Mexico, South America and Europe were all lower than a year ago.  The softness was due to a combination of current economic and political events and to the timing of theatre construction.  Sales to Canada rose, mirroring the results domestically.

Gross Profit

Consolidated gross profit from continuing operations increased to $3.8 million in 2003 from $2.7 million in 2002 and as a percent of revenue increased to 22.2% in 2003 from 16.4% in 2002 due to the reasons discussed below:

Gross profit in the theatre segment increased to $3.3 million in 2003 from $2.2 million in 2002 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago.  The favorable product mix was due to higher sales of replacement parts where the Company raised selling prices and experienced more demand due to improving industry conditions.  The favorable customer mix was due to selling more to end-users, thus bypassing the distributor’s percent of the gross margin.  Additionally, the Company made progress on improving margins on certain historically lower margin customers.

Due to lower revenues, the gross margin in the lighting segment decreased to approximately $0.3 million in 2003 compared to $0.4 million a year ago, however, as a percentage of revenues the gross margin increased to 23.5% in 2003 compared to 19.7% in 2002 due to lower manufacturing costs, and savings from unprofitable, divested business units.

The gross margin in the restaurant segment increased slightly from 2002 levels due to higher revenues and lower manufacturing costs.

Operating Expenses

Operating expenses from continuing operations decreased to $3.7 million in 2003 from $3.9 million in 2002 and as a percent of revenues decreased to 21.7% in 2003 compared to 24.0% in 2002. The changes resulted from lower bad debt expenses and savings from divested business units.  During 2002, an independent dealer of the Company filed for bankruptcy necessitating a $450,000 write-off.  The Company also saved approximately $0.4 million from divesting certain business units in the lighting segment.  Operating expenses in the remaining business units have increased from a year ago due to certain post-retirement benefit costs, higher health insurance costs and other expenses relating to initiatives to grow the Company’s core business segments.

Other Financial Items

The Company recorded a gain of approximately $136,000 on the January sale of certain assets relating to its entertainment lighting rental operations in Orlando, Florida and Atlanta, Georgia.  During 2002, the Company sold used lighting equipment generating gains of approximately $82,000 as the Company sold assets held for rental that were not being used efficiently.

The Company recorded net interest income from continuing operations of approximately $25,000 in 2003 compared to net interest expense of approximately $61,000 in 2002.  The change from 2002 was mainly due to the termination of the Company’s credit facility with General Electric Capital Corporation and the Company earning interest income from excess cash in 2003.  Net interest expense allocated to discontinued operations was $0 in 2003 and approximately $3,000 in 2002.

The Company recorded income tax expense from continuing operations in 2003 of approximately $66,000 compared to an income tax benefit in 2002 of approximately $0.4 million.  The effective tax rate for the six months ended June 30, 2003 was 27.5%.  To the extent the Company has continuing book income, the Company expects to record taxes at an effective rate of approximately 35%.  The Company recorded an income tax benefit relating to losses from discontinued operations of $0 in 2003 compared to approximately $117,000 in 2002.

For the reasons outlined above, the Company experienced net income from continuing operations in 2003 of approximately $0.2 million compared to a net loss from continuing operations of $0.8 million in 2002.  This translated into net income per share – basic and diluted from continuing operations of $0.01 per share in 2003 compared to a net loss per share – basic and diluted from continuing operations of $0.06 per share in 2002.

Discontinued Audiovisual Operations

The Company discontinued its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000.  The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.

Sales and rentals of audiovisual products were approximately $1.9 million for the six months ended June 30, 2002.  During this period, the Company recorded after-tax operational losses of approximately $228,000.  The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative periods presented.

Liquidity and Capital Resources

On March 10, 2003, the Company entered into a revolving credit facility (the “credit facility”) with First National Bank of Omaha (“First National Bank”).  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined.  The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at June 30, 2003).  The Company pays a fee of 0.375% on the unused portion of the credit facility.  The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends and matures on August 31, 2003, or such later date as approved by First National Bank.  No borrowings are currently available under the credit facility due to lack of the Company generating sufficient operating income, as defined.  All of the Company’s assets secure this credit facility.

Net cash provided by operating activities of continuing operations decreased to $0.7 million compared $1.2 million in 2002 due to turning less excess inventory levels into cash coupled with the receipt of a $1.6 million tax refund a year ago.

Net cash used in investing activities of continuing operations was $43,000 in 2003 compared to net cash provided by investing activities of approximately $34,000 in 2002.  During 2003, the Company received proceeds of $290,000 relating to the sale of certain rental assets relating to its lighting rental operations in Florida and Georgia, but the Company purchased $333,000 of capital expenditures accounting for the net usage from investing activities.  During 2002, the Company received proceeds of approximately $133,000 relating to selling used equipment held for rental that was not being used effectively, while capital expenditures were $99,000 thus accounting for the net cash provided in 2002.

Net cash provided by financing activities of continuing operations was $6,000 in 2003 compared to net cash used in financing activities of $180,000 a year ago.  2002 activities included payments on the General Electric Capital Corporation credit facility of $187,500, offset by proceeds from the Company’s stock plans for employees of $7,200.  Financing activities in 2003 reflect debt payments of $7,200 concerning the purchase of certain intangible assets in 2002 and proceeds from the Company’s stock plans of approximately $12,900.

Transactions with Related and Certain Other Parties

The Company has disclosed the effects of transactions with related parties in Notes 10 and 11 to the consolidated financial statements.  There were no other significant transactions with related and certain other parties.

Concentrations

The Company’s top ten customers accounted for approximately 38% of consolidated net revenues from continuing operations for the six months ended June 30, 2003.  These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 47% of net consolidated receivables at June 30, 2003.  Additionally, receivables from one customer represented approximately 12% of net consolidated receivables at June 30, 2003.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases.  The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations	Total	Payments Due by Period Remaining In 2003	Thereafter
Long-term debt	$104,085	$11,530	$92,555
Operating leases	437,274	101,991	335,283
Less sublease receipts	(254,634)	(43,652)	(210,982)
Net contractual cash obligations	$286,725	$69,869	$216,856

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

Environmental and Legal

Health, safety and environmental considerations are a priority in the Company’s planning for all new and existing products.  The Company’s policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public.  The Company’s operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal.  A risk of environmental liabilities is inherent in manufacturing activities.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and that burned down in 1965.  Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party due to ownership of the property.  Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.  At June 30, 2003, the Company has provided for management’s estimate of the Company’s probable liability relating to this matter.

The Company is a party to various legal actions that have arisen in the normal course of business.  These actions concern issues such as contract disputes, products liability, and asbestos-related matters.  Several of these proceedings are at very early stages and the ultimate results are unknown at this time.  An adverse resolution of certain of these matters could have a material effect on the financial position of the Company.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  It also requires disclosure of other obligations, such as warranties.  At June 30, 2003, the Company does not have any guarantees.  The Company has provided additional disclosures relating to its warranty reserves.

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

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required how the arrangement consideration should be allocated among the separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its financial position, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  For unmodified financial instruments existing at May 31, 2003, Statement 150 is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

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

Item 4.  Controls and Procedures

As of the end of the quarter, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter.  There were no significant changes in the Company’s internal controls during the fiscal quarter covered by this quarterly report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The following matter was approved at the Company’s annual meeting of stockholders held on May 28, 2003.

Election of the following persons to the Board of Directors:

Director	Votes
	For	Withheld
William F. Welsh II (reelected)	11,844,139	357,950
Mark D. Hasebroock	11,842,539	359,550

There were 12,608,096 shares outstanding and eligible to vote of which 12,202,089 were present at the meeting or by proxy.

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits:

	3.1	Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the “Form S-1”).

	3.1.1	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form 10-Q for the quarter ended June 30, 1997).

	3.2	Bylaws of the Company as amended through August 24, 1995 (incorporated by reference to Exhibit 3.2 to the Form S-1).

	3.2.1	First Amendment to Bylaws of the Company dated December 12, 2001 (incorporated by reference to Exhibit 3.2.1 to the Form 10-K for the year ended December 31, 2001).

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

10.1	Employment Agreement, dated June 1, 2003, between the Company and Dan Faltin.•

11	Computation of net income (loss) per share.•

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.•

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.•

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. •

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. •

•  Filed herewith.

b.	Reports on Form 8-K

The Company furnished its press release with financial information on the Company’s quarter ended March 31, 2003 on Form 8-K dated May 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ John Wilmers	By:	/s/ Brad French
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer

Date:	August 12, 2003	Date:	August 12, 2003