Form 10-Q
period 2003-09-30
BALLANTYNE OF OMAHA INC
filed 2003-11-14
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 7, 2003
Common Stock, $.01, par value	12,646,971 shares

BALLANTYNE OF OMAHA, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,219,893	$6,276,011
Accounts receivable (less allowance for doubtful accounts of $544,334 in 2003 and $553,297 in 2002)	6,219,801	5,523,122
Notes receivable	—	191,830
Inventories, net	11,942,537	12,031,724
Recoverable income taxes	—	753,535
Deferred tax assets	168,000	—
Other current assets	667,767	340,922
Discontinued operations, net	—	602,702
Total current assets	27,217,998	25,719,846

Property, plant and equipment, net	6,022,412	6,705,358
Goodwill	2,467,219	2,467,219
Other intangible assets, net	74,260	104,816
Other assets, net	24,757	12,258
Total assets	$35,806,646	$35,009,497

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$23,851	$17,841
Accounts payable	2,795,300	2,681,814
Warranty reserves	789,694	1,332,173
Accrued group health insurance claims	414,525	509,909
Other accrued expenses	2,220,127	1,853,902
Income taxes payable	720,178	—
Discontinued operations, net	—	129,471
Total current liabilities	6,963,675	6,525,110

Long-term debt, excluding current installments	74,522	93,458

Stockholders’ equity:
Preferred stock, par value $.01 per share;
Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share;
Authorized 25,000,000 shares; issued 14,744,776 shares in 2003 and 14,705,901 shares in 2002	147,448	147,059
Additional paid-in capital	31,793,592	31,773,067
Retained earnings	12,142,863	11,786,257
	44,083,903	43,706,383
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	28,768,449	28,390,929
Total liabilities and stockholders’ equity	$35,806,646	$35,009,497

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net operating revenues	$9,411,274	$9,678,137	$26,381,245	$26,097,848
Cost of revenues	7,227,858	8,021,992	20,434,461	21,745,223
Gross profit	2,183,416	1,656,145	5,946,784	4,352,625

Operating expenses:
Selling	971,329	667,411	2,535,393	2,048,162
General and administrative	898,497	808,721	3,009,553	3,373,699
Total operating expenses	1,869,826	1,476,132	5,544,946	5,421,861

Income (loss) from operations	313,590	180,013	401,838	(1,069,236)

Interest income	32,454	951	75,934	2,265
Interest expense	(10,475)	(23,084)	(28,906)	(85,100)
Gain on disposal of assets, net	—	161,341	136,056	243,162
Other income (expense)	30,654	(167,524)	20,518	(150,846)
Income (loss) from continuing operations before income taxes	366,223	151,697	605,440	(1,059,755)
Income tax expense	(182,982)	(1,035,388)	(248,834)	(632,863)
Income (loss) from continuing operations	183,241	(883,691)	356,606	(1,692,618)

Discontinued operations:
Loss from operations of discontinued audio visual segment (net of Federal tax benefit of $439,329 and $556,694 for the three and nine months ended September 30, 2002)	—	(852,817)	—	(1,080,643)

Net income (loss)	$183,241	$(1,736,508)	$356,606	$(2,773,261)

Net income (loss) per share - basic and fully diluted:
Net income (loss) per share from continuing operations	$0.01	$(0.07)	$0.03	$(0.13)
Net loss per share from discontinued operations	—	(0.07)	—	(0.09)
Net income (loss) per share	$0.01	$(0.14)	$0.03	$(0.22)

Weighted average shares outstanding:
Basic	12,643,601	12,568,302	12,626,196	12,567,569
Diluted	13,216,296	12,568,302	13,070,305	12,567,569

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$356,606	$(2,773,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	—	1,080,643
Provision for (recovery of) doubtful accounts and notes	(58,543)	573,309
Depreciation of property, plant and equipment	885,230	1,154,376
Other amortization	30,556	—
Gain on disposal of fixed assets	(136,056)	(243,162)
Deferred income taxes	(168,000)	(36,138)
Changes in assets and liabilities:
Accounts and notes receivable	(446,306)	197,442
Inventories	89,187	2,587,914
Income taxes	1,473,713	1,935,119
Other current assets	(326,845)	(215,000)
Other assets	(12,499)	100,846
Accounts payable	113,486	(642,343)
Warranty reserves	(542,479)	663,304
Accrued group health insurance claims	(95,384)	(311,797)
Other accrued expenses	366,225	(616,686)
Net cash provided by operating activities of continuing operations	1,528,891	3,454,566
Cash flows from investing activities:
Capital expenditures	(356,228)	(120,484)
Proceeds from sale of assets	290,000	589,406
Net cash (used in) provided by investing activities of continuing operations	(66,228)	468,922
Cash flows from financing activities:
Payments on long-term debt	(12,926)	(1,750,000)
Proceeds from exercise of stock options	20,914	7,200
Net cash provided by (used in) financing activities of continuing operations	7,988	(1,742,800)
Net cash contributed to continuing operations from discontinued operations	473,231	440,214
Net increase in cash and cash equivalents	1,943,882	2,620,902
Cash and cash equivalents at beginning of period	6,276,011	2,099,320
Cash and cash equivalents at end of period	$8,219,893	$4,720,222

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2003 and 2002

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During 2002, management assessed the adequacy of the Company’s deferred tax valuation allowance and determined an increase in the valuation reserve for certain deferred tax assets would be required.  Accordingly, during 2002 the Company recorded a valuation allowance of $1.4 million that was included in income tax expense for the fiscal year ended December 31, 2002.  Circumstances considered relevant in this determination included continuing operating losses realized by the Company, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following September 30, 2003.

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

j.      Income (Loss) Per Common Share

The Company computes and presents net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share.  Net income (loss) per share – basic has been computed on the basis of the weighted average number of shares of common stock outstanding.  Net income (loss) per share – diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options.  Because the Company reported net losses for the three and nine months ended September 30, 2002,  the calculation of net loss per share – diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share.  If the Company had reported net income for these periods, there would have been 102,785 and 126,789 additional shares, respectively, in the calculation of net loss per share – diluted.

At September 30, 2003, options to purchase 596,631 shares of common stock at a weighted average price of $5.90 per share were outstanding, but were not included in the computation of net income per share – diluted for the three and nine months ended September 30, 2003 as the options’ exercise price was greater than the average market price of the common shares.  These options expire between January 2004 and December 2008.  At September 30, 2002, options to purchase 879,835 shares of common stock at a weighted average price of $4.60 per share were outstanding, but were not included in the computation of net loss per share – diluted for the three and nine months ended September 30, 2002 as the options’ exercise price was greater than the average market price of the common shares.  These options expire between January 2004 and July 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$183,241	(1,736,508)	$356,606	(2,773,261)
Stock-based compensation expense, determined under fair value based method, net of tax	(45,202)	(27,404)	(142,582)	(71,061)
Proforma net income (loss)	$138,039	(1,763,912)	$214,024	(2,844,322)

Net income (loss) per share – basic and fully diluted
As reported	$0.01	(0.14)	$0.03	(0.22)
Proforma net income (loss) per share	$0.01	(0.14)	$0.02	(0.23)

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

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $6.0 million at September 30, 2003.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

m.    Warranty Reserves

The Company grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair.  The warranty period is extended under certain circumstances and for certain products.  The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary.  At September 30, 2003 and December 31, 2002, warranty reserves were $789,694 and $1,332,173, respectively.  For the three and nine months ended September 30, 2003, warranty expense was $40,515 and $185,679 respectively.  For the three and nine months ended September 30, 2002, warranty expense was $88,539 and $290,334, respectively.

n.     Comprehensive Income

The Company’s comprehensive income consists solely of net income (loss).  All other items were not material to the consolidated financial statements.

o.     Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party due to ownership of the property.  Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At September 30, 2003, the Company has provided for management’s estimate of the Company’s probable liability relating to this matter.

p.     Legal Proceedings

The Company is a party to various legal actions that have arisen in the normal course of business.  These actions involve normal business issues such as products liability.

The Company is currently a defendant in two cases pending in the Supreme Court of the State of New York.  One entitled Prager v. A.W. Chesterton Company, et. al. including Ballantyne and one entitled Bercu v. BICC Cables Corporation, et. al., including Ballantyne.  In the Prager case there were originally 34 defendants.  The Company is the remaining defendant.  Originally the Plaintiff sought general damages of ten million dollars and punitive damages of ten million dollars.  It is unclear, at this time, what damages are alleged against the Company.  In the Bercu matter, there are 20 defendants including Ballantyne.  The plaintiff has not specified any amount of damages in this action.  Both actions relate to alleged asbestos-caused diseases contracted by the Plaintiffs.  At this time, neither case has progressed to a stage where the likely outcome can be determined nor the amount of damages, if any.  An adverse resolution of these matters could have a material effect on the financial position of the Company.

q.     Contingencies

In October 2003, management identified that an administrative-level employee misappropriated funds from the Company.  The actions took place from 1998 through October 2003, when the employee was terminated.  As a result of the investigation by the Company’s management and audit committee, the total loss is approximately $750,000 over the five-year period.  The additional expenses incurred due to the misappropriation of funds were primarily recorded and expensed by the Company as selling expenses in the years when the fraudulent expense claims were submitted by the former employee, resulting in decreased reported net income for fiscal years 1998 and 1999, increased reported net losses in fiscal years 2000, 2001, and 2002, and decreased net income for the nine months ending September 30, 2003.

The Company has notified the appropriate legal authorities and is pursuing its recovery and restitution possibilities, including insurance.  Until the extent of the recoveries is known and all contingencies related to such recoveries are resolved, no amounts of potential recovery will be recorded in the Company’s consolidated financial statements.

3.     Discontinued Operations

Effective December 31, 2002, the Company completed the sale of its audiovisual operating segment to its former general manager for proceeds of $200,000.  The Company retained cash and cash equivalents, accounts receivables and certain payables recorded at December 31, 2002.  The disposal of the segment was treated as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For the three and nine months ended September 30, 2002, the Company recorded after-tax losses from the segment of $851,541 and $1,079,367 respectively.  The consolidated financial statements reflect the impact on assets, liabilities and operations as discontinued operations for all comparative periods presented.

Selected information from discontinued operations for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$—	482,149	$—	2,394,442

Net loss from discontinued operations	$—	(852,817)	$—	(1,080,643)

Interest expense from bank debt allocated to discontinued operations in 2002 was based on the ratio of total assets of the segment in relation to consolidated assets.

The net assets of the discontinued operations were as follows:

	September 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$—	$386,104
Trade accounts receivable, net	—	216,598
Total assets	$—	$602,702
Liabilities:
Accounts payable	$—	$35,971
Accrued expenses	—	2,839
Accrued group health insurance claims	—	90,661
Due to parent	—	473,231
Total liabilities	$—	$602,702

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

5.     Intangible Assets

Intangible assets consist of the following:

	At September 30, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(44,299)	69,614
Trademarks	1,000	(560)	440
Non-competition agreement	6,882	(2,676)	4,206
	$3,842,538	(1,301,059)	2,541,479

	At December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(15,823)	98,090
Trademarks	1,000	(200)	800
Non-competition agreement	6,882	(956)	5,926
	$3,842,538	(1,270,503)	2,572,035

SFAS No. 142, effective January 1, 2002, requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment.  In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test in the fourth quarter of 2002 and determined that goodwill was not impaired.

The Company recorded amortization expense relating to other identifiable intangible assets of $10,186 and $30,556 for the three and nine months ended September 30, 2003.  No amounts were recorded in 2002 for amortization expense related to other identifiable intangible assets.  Future amounts of amortization expense of other identifiable intangible assets are scheduled to be $10,189 for the remainder of fiscal 2003, $40,585 in fiscal 2004 and $23,486 in fiscal 2005.

6.     Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)

Raw materials and components	$7,784,352	$9,110,273
Work in process	2,086,897	1,231,863
Finished goods	2,071,288	1,689,588
	$11,942,537	$12,031,724

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,690,477 and $1,554,000 as of September 30, 2003 and December 31, 2002, respectively.

7.     Property, Plant and Equipment

Property, plant and equipment include the following:

	September 30, 2003	December 31, 2002
	(Unaudited)

Land	$343,500	$343,500
Buildings and improvements	4,550,046	4,523,563
Machinery and equipment	8,771,490	9,105,152
Office furniture and fixtures	1,759,922	1,707,165
Construction in process	846	31,019
	15,425,804	15,710,399
Less accumulated depreciation	(9,403,392)	(9,005,041)
Net property, plant and equipment	$6,022,412	$6,705,358

8.     Debt

On March 10, 2003, the Company entered into a revolving credit facility (the “credit facility”) with First National Bank of Omaha (“First National Bank”).  On August 31, 2003, the credit facility was extended to August 30, 2004.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined.  The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at September 30, 2003).  The Company will also pay a fee of 0.375% on the unused portion.  The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends, and also requires the Company to generate sufficient operating income, as defined.  Borrowings available under the credit facility amount to $4.0 million at September 30, 2003.  No amounts are currently outstanding.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at September 30, 2003 and December 31, 2002 consisted entirely of installment payments relating to the purchase of certain intangible assets during fiscal 2002.

Future maturities of long-term debt for the remainder of fiscal 2003 and for each of the subsequent four years are as follows: 2003 - $5,818; 2004 - $24,253; 2005 - $25,934; 2006 - $27,761 and 2007 - $14,607.

9.     Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine months ended September 30,
	2003	2002

Interest paid	$25,072	$98,476
Income taxes paid	$3,200	$5,188

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

12.  Notes Receivable

During fiscal 2001, the Company determined certain notes and credits for returned lenses due from Optische Systeme Gottingen Isco-Optic AG. (“Optische Systeme”) were impaired.  Optische Systeme is the Company’s sole supplier of lenses and agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002.  As of September 30, 2003, no amounts remain outstanding.

13.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2003, the Company’s operations were conducted principally through three business segments: Theatre, Lighting and Restaurant. The Company’s audiovisual segment was disposed of effective December 31, 2002 and has been reflected as discontinued operations (see Note 3).  During January 2003, the Company disposed of its remaining lighting rental operations (see Note 4).  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamp-

houses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry.  All recorded goodwill is attributable to the Company’s theatre segment.  The lighting segment operations include the sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.  The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating revenues
Theatre	$8,033,552	8,428,873	$22,735,025	22,060,148
Lighting
Sales	944,891	773,100	2,380,948	2,290,839
Rentals	—	148,899	—	764,507
Total lighting	944,891	921,999	2,380,948	3,055,346
Restaurant	432,831	327,265	1,265,272	982,354
Total revenue	$9,411,274	9,678,137	$26,381,245	26,097,848

Gross profit
Theatre	$1,875,554	1,443,978	$5,166,385	3,598,693
Lighting
Sales	198,335	118,785	535,214	669,273
Rentals	—	22,543	—	(106,847)
Total lighting	198,335	141,328	535,214	562,426
Restaurant	109,527	70,839	245,185	191,506
Total gross profit	2,183,416	1,656,145	5,946,784	4,352,625
Operating expenses	(1,869,826)	(1,476,132)	(5,544,946)	(5,421,861)
Operating income (loss)	313,590	180,013	401,838	(1,069,236)
Other income (expense), net	30,654	(167,524)	20,518	(150,846)
Interest income (expense), net	21,979	(22,133)	47,028	(82,835)
Gain on disposal of assets	—	161,341	136,056	243,162
Income (loss) from continuing operations before income taxes	$366,223	151,697	$605,440	(1,059,755)

Expenditures on capital equipment
Theatre	$18,126	21,778	$301,477	77,792
Lighting	3,365	—	45,163	42,692
Restaurant	2,015	—	9,588	—
Discontinued	—	90,371	—	140,525
Total	$23,506	112,149	$356,228	261,009

Depreciation and amortization
Theatre	$262,884	310,216	$822,051	955,619
Lighting	17,857	49,338	58,630	198,756
Restaurant	10,692	—	35,105	—
Discontinued	—	160,779	—	484,576
Total	$291,433	520,333	$915,786	1,638,951

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gain (loss) on disposal of long-lived assets
Theatre	$—	(13,709)	$—	(13,709)
Lighting	—	175,050	136,056	256,871
Restaurant	—	—	—	—
Discontinued	—	—	—	—
Total	$—	161,341	$136,056	243,162

	September 30, 2003	December 31, 2002
Identifiable assets
Theatre	$30,837,815	$29,347,178
Lighting	3,217,214	3,556,570
Restaurant	1,751,617	1,503,047
Discontinued	—	602,702
Total	$35,806,646	$35,009,497

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue
United States	$4,882,363	6,377,144	$16,030,646	16,154,055
Canada	147,925	112,055	691,459	488,199
Asia	1,742,480	1,140,500	4,116,780	3,268,984
Mexico and Latin America	1,887,025	1,141,186	4,014,163	3,802,904
Europe	751,406	759,616	1,386,489	1,935,374
Other	75	147,636	141,708	448,332
Total	$9,411,274	9,678,137	$26,381,245	26,097,848

	September 30, 2003	December 31, 2002
Identifiable assets
United States	$34,393,664	$33,653,366
Asia	1,412,982	1,356,131
Total	$35,806,646	$35,009,497

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

Goodwill

The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions (“goodwill”) in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment, which the Company performs in the fourth quarter. The balance of goodwill included in intangible assets was approximately $2.5 million at September 30, 2003 and December 31, 2002.

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

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $6.0 million at September 30, 2003.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During fiscal 2002, management assessed the adequacy of the Company’s deferred tax valuation allowance and determined an increase in the valuation reserve for deferred tax assets would be required.  Accordingly, the Company recorded a valuation allowance of $1.4 million, which was included in income tax expense for the year ended December 31, 2002.  Circumstances considered relevant in this determination included cumulative operating losses realized by the Company in the last three years, the expiration of NOL carrybacks following fiscal 2002 and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following September 30, 2003.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues

Net revenues from continuing operations for the three months ended September 30, 2003 decreased 2.8%  to $9.4 million from $9.7 million for the three months ended September 30, 2002.  The following table shows comparative net revenues for theatre, lighting and restaurant products for the respective periods:

	Three Months Ended September 30,
	2003	2002

Theatre	$8,033,552	$8,428,873
Lighting	944,891	921,999
Restaurant	432,831	327,265
Total net revenues	$9,411,274	$9,678,137

Theatre Segment

Sales of theatre products decreased 4.7% from $8.4 million in 2002 to $8.0 million in 2003 due to lower sales of replacement parts, xenon lamps and lenses.  Sales of replacement parts fell to $1.3 million in 2003 from $1.4 million a year ago.  Xenon lamp sales decreased to $0.2 million in 2003 compared to $0.6 million in 2002 as a large customer began purchasing lamps from another supplier.  Sales of lenses were also soft, falling to $0.2 million from $0.3 million a year ago.  Sales of projection equipment rose from $6.2 million in 2002 to $6.4 million due to higher demand as theatre construction continued to increase.  The theatre exhibition industry is recovering from a lengthy downturn and the health of the industry is improving, however, there are still risks in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from independent dealers who resell the Company’s products to certain exhibitors and also a concentration of sales and credit risk. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor.  These dealers were negatively impacted by the recent downturn in the industry and while the exhibitors are recovering, it has not benefited the dealer network as quickly. The concentration of sales and credit risk stems from the fact that for the nine months ended September 30, 2003, sales to the Company’s top 10 customers represented approximately 41% of consolidated net sales. Additionally accounts receivable from these same customers represented approximately 60% of consolidated net accounts receivable. The Company may also encounter competition from new competitors within the segment due to the development of new technology for alternative means of motion picture presentation such as digital technology. While the Company believes that it has a business plan to attack this relatively new marketplace, no assurance can be given that the Company will in fact be a part of the digital marketplace.

Lighting Segment

Revenues in the lighting segment were approximately $0.9 million for both the 2003 and 2002 periods, however, many of the segment’s product lines experienced significant changes. During 2002, the Company divested its lighting rental operations in California and in January 2003, divested its remaining rental operations in Florida and Georgia. These divested businesses contributed approximately $0.2 million during the third quarter of 2002.

Sales of follow spotlights increased to $0.6 million compared to $0.5 million a year ago due to higher demand related to new arena construction and the rollout of a new model of the Gladiator® spotlight.  Sales of Skytracker products increased to $0.1 million in 2003 from approximately $55,000 in 2002. Sales from all other product lines including, but not limited to, replacement parts and xenon lamps rose to approximately $203,000 compared to $166,000 a year ago.

Restaurant Segment

Restaurant sales were approximately $0.4 million in 2003 compared to $0.3 million in 2002, due to increased demand for finished restaurant equipment.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $4.5 million in 2003 from $3.3 million in 2002 as sales demand in Asia, Mexico and Latin America improved compared to a year ago.

Gross Profit

Consolidated gross profit from continuing operations increased to $2.2 million in 2003 from $1.7 million in 2002 and as a percent of revenue rose to 23.2% in 2003 from 17.1% in 2002 due to the reasons discussed below:

Gross profit in the theatre segment increased to $1.9 million in 2003 from $1.4 million in 2002 and as a percent of revenue rose to 23.3% in 2003 compared to 17.1% in 2002.  The results were primarily attributable to a more favorable customer mix coupled with lower manufacturing costs.  The favorable customer mix resulted from selling increasingly to end users, thus bypassing the distributor’s percent of the gross margin.  Additionally, the Company made progress on improving margins on certain historically lower margin customers.  Lower manufacturing costs resulted from improved labor productivity and increased volume throughout the manufacturing plant resulting in lower fixed costs per unit produced.

Despite flat revenues, the gross margin in the lighting segment increased to approximately $198,000 in 2003 compared to $141,000 a year ago and as a percentage of revenues increased to 21.0% in 2003 compared to 15.3% in 2002.  The increased margin was due primarily to savings from unprofitable business units where the Company divested certain fixed costs relating to lighting rental operations and also manufacturing cost savings at the Company’s plant in Omaha, Nebraska.

The gross margin in the restaurant segment increased slightly compared to 2002 due primarily to lower manufacturing costs at the Omaha plant.

Operating Expenses

Operating expenses from continuing operations increased to $1.9 million in 2003 from $1.5 million in 2002 and as a percent of revenues increased to 19.9% in 2003 compared to 15.3% in 2002. The Company saved approximately $139,000 from divesting certain business units in the lighting segment.  Operating expenses in the remaining business units have increased from a year ago due to a combination of more selling expenses to grow and diversify the Company’s product lines and higher administrative costs to assist in strategic planning and analysis.

Other Financial Items

The Company recorded net interest income relating to continuing operations of approximately $22,000 in 2003 compared to net interest expense of approximately $22,000 in 2002.  The change from 2002 was primarily due to the termination of the Company’s credit facility with General Electric Capital Corporation during 2002 and generating interest on excess cash in 2003.  Net interest expense allocated to discontinued operations was $0 in 2003 and approximately $728 in 2002.

The Company recorded income tax expense from continuing operations in 2003 of approximately $0.2 million compared to an income tax expense in 2002 of approximately $1.0 million.  The effective tax rate for the three months ended September 30, 2003 was 50.0%.  For fiscal year 2003, the Company anticipates an effective income tax rate of approximately 37%, and has used this estimated rate in its determination of income tax expense for the year to date period, plus the impact of foreign income taxes.  As a result of the valuation allowance, this estimated effective tax rate is very sensitive to changes in the Company’s deferred tax assets. The Company recorded an income tax benefit relating to losses from discontinued operations of $0 in 2003 compared to approximately $439,000 in 2002.

For the reasons outlined above, the Company experienced net income from continuing operations in 2003 of approximately $183,000 compared to a net loss from continuing operations of $884,000 in 2002.  This translated into net income per share – basic and diluted from continuing operations in 2003 of $0.01 per share compared to a net loss per share – basic and diluted from continuing operations of $0.07 per share in 2002.

Discontinued Audiovisual Operations

The Company discontinued its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000.  The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.

Sales and rentals of audiovisual products were approximately $0.5 million for the three months ended September 30, 2002.  During this period, the Company recorded after-tax operational losses of approximately $0.9 million.  The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative periods presented.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenues

Net revenues from continuing operations for the nine months ended September 30, 2003 increased 1.1% to $26.4 million from $26.1 million for the nine months ended September 30, 2002.  As discussed in further detail below, the increase relates to higher revenues for theatre and restaurant products for the respective periods.

	Nine Months Ended September 30,
	2003	2002

Theatre	$22,735,025	$22,060,148
Lighting	2,380,948	3,055,346
Restaurant	1,265,272	982,354
Total net revenues	$26,381,245	$26,097,848

Theatre Segment

Sales of theatre products increased 3.1% from $22.1 million in 2002 to $22.7 million in 2003.  In particular, sales of projection equipment increased $0.8 million from $15.7 million in 2002 to $16.5 million in 2003.  Sales began improving in the second quarter and the improvement continued during the third quarter resulting from increased theatre construction as exhibitors experienced more access to capital and improved operating results.  The theatre exhibition industry is recovering from a lengthy downturn and the health of the industry is improving, however, there are still risks in the industry which result in continued exposure to the Company.  This exposure is in the form of receivables from independent dealers who resell the Company’s products to certain exhibitors and also a concentration of sales and credit risk. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor.  These dealers were negatively impacted by the recent downturn in the industry and while the exhibitors are recovering, it has not benefited the dealer network as quickly. The concentration of sales and credit risk stems from the fact that for the nine months ended September 30, 2003, sales to the Company’s top 10 customers represented approximately 41% of consolidated net sales. Additionally accounts receivable from these same customers represented approximately 60% of consolidated net accounts receivable. The Company may also encounter competition from new competitors within the segment due to the development of new technology for alternative means of motion picture presentation such as digital technology. While the Company believes that it has a business plan to attack this relatively new marketplace, no assurance can be given that the Company will in fact be a part of the digital marketplace.

Sales of theatre replacement parts increased to $4.2 million in 2003 from $4.0 million in 2002 as sales were positively impacted by; 1) fewer used parts for sale in the secondary market due to fewer theatre closings; 2) projectors in service aging and requiring more maintenance; 3) more projector usage due to greater movie demand compared to a year ago; and 4) raising sales prices.  The Company is aware, however, that the market for replacement parts is becoming increasingly competitive as other firms with ties to the theatre exhibition industry attempt to find alternative revenue sources.  The Company has implemented certain sales and manufacturing initiatives to counter this competition and fuel growth for the revenue stream.  The Company did experience lower replacement part sales in the third quarter compared to the prior year, but feels that the decrease was more a result of a temporary increase in sales a year ago rather than a trend going forward.

Sales of xenon lamps decreased to $0.9 million in 2003 compared to $1.5 million in 2002, as a large theatre customer began purchasing lamps from another supplier.  Sales of lenses to theatre customers rose to $1.1 million in 2003 compared to $0.8 million in 2002 as the Company sold a special order for approximately $0.3 million.  Additionally, the Company is more aggressively marketing lenses to reduce inventory levels.

Lighting Segment

Revenues in the lighting segment decreased $0.7 million from $3.1 million in 2002 to $2.4 million in 2003 due to divesting all rental operations during fiscal 2002 and early 2003.  These divested operations units contributed approximately $1.0 million in revenues for the nine months ended September 30, 2002.

Sales of follow spotlights increased to $1.4 million in 2003 from $1.1 million in 2002 due to more demand related to new arena construction and the rollout of a new model of the Gladiator® spotlight. Sales of skytrackers decreased to $0.3 million in 2003 from $0.5 million in 2002 due to lower demand most likely due to cutbacks on capital spending by rental houses coupled with increased competition. Sales for all other product lines, including, but not limited to, replacement parts and xenon lamps, increased to $0.7 million in 2003 from $0.5 million in 2002.  Sales were higher due to a combination of raising prices on certain replacement parts and stronger demand for xenon bulbs.

Restaurant Segment

Restaurant sales rose to approximately $1.3 million in 2003 compared to $1.0 million in 2002, due to increased marketing of the product lines.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $10.4 million in 2003 compared to $9.9 million in 2002, driven primarily by increased demand in Asia. Sales into Mexico and Latin America also improved as shown by third quarter sales of $1.9 million resulting in year to date sales to the region of $4.0 million compared to $3.8 million a year ago.  Sales in Europe continued to trend lower.

Gross Profit

Consolidated gross profit from continuing operations increased to $5.9 million in 2003 from $4.4 million in 2002 and as a percent of revenue increased to 22.5% in 2003 from 16.7% in 2002 due to the reasons discussed below:

Gross profit in the theatre segment increased to $5.2 million in 2003 from $3.6 million in 2002 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago.  The favorable product mix was due to higher sales of replacement parts where the Company raised selling prices and experienced more demand due to improving industry conditions.  The favorable customer mix was due to selling increasingly to end-users, thus bypassing the distributor’s percent of the gross margin.  Additionally, the Company made progress on improving margins on certain historically lower margin customers.  Finally, lower manufacturing costs related to improved labor productivity and increased volume throughout the manufacturing plant resulting in lower fixed costs per unit produced.

Due to lower revenues, the gross margin in the lighting segment decreased to approximately $0.5 million in 2003 compared to $0.6 million a year ago, however, as a percentage of revenues the gross margin increased to 22.5% in 2003 compared to 18.4% in 2002 due to lower manufacturing costs and savings from unprofitable, divested business units.

The gross margin in the restaurant segment increased slightly from 2002 levels due to higher revenues and lower manufacturing costs.

Operating Expenses

Operating expenses from continuing operations were $5.5 million in 2003 compared to $5.4 million in 2002.  The Company experienced lower bad debt expenses and savings of $0.6 million from divested business units.  Operating expenses in the remaining business units have increased from a year ago due to post-retirement benefit costs, higher health insurance costs and certain selling and administrative costs relating to initiatives to grow the Company’s core business segments.

Other Financial Items

The Company recorded a gain of approximately $136,000 on the January sale of certain assets relating to its entertainment lighting rental operations in Orlando, Florida and Atlanta, Georgia.  During 2002, the Company generated gains of $243,000 from the sale of property, plant and equipment primarily due to divesting its lighting rental operations.

The Company recorded net interest income from continuing operations of approximately $47,000 in 2003 compared to net interest expense of approximately $83,000 in 2002.  The change from 2002 was mainly due to the termination of the Company’s credit facility with General Electric Capital Corporation and the Company earning interest income from excess cash in 2003.  Net interest expense allocated to discontinued operations was $0 in 2003 and approximately $3,800 in 2002.

The Company recorded income tax expense from continuing operations in 2003 of approximately $249,000 compared to an income tax expense in 2002 of approximately $0.6 million.  The effective tax rate for the nine months ended September 30, 2003 was 41.1%.  For fiscal year 2003, the Company anticipates an effective income tax rate of approximately 37%, and has used this estimated rate in its determination of income tax expense for the year to date period, plus the impact of foreign income taxes.  As a result of the valuation allowance, this estimated effective tax rate is very sensitive to changes in the Company’s deferred tax assets. The Company recorded an income tax benefit relating to losses from discontinued operations of $0 in 2003 compared to approximately $557,000 in 2002.

For the reasons outlined above, the Company experienced net income from continuing operations in 2003 of approximately $0.4 million compared to a net loss from continuing operations of $1.7 million in 2002.  This translated into net income per share – basic and diluted from continuing operations of $0.03 per share in 2003 compared to a net loss per share – basic and diluted from continuing operations of $0.13 per share in 2002.

Discontinued Audiovisual Operations

The Company discontinued its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000.  The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.

Sales and rentals of audiovisual products were approximately $2.4 million for the nine months ended September 30, 2002.  During this period, the Company recorded after-tax operational losses of approximately $1.1 million.  The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative periods presented.

Liquidity and Capital Resources

On March 10, 2003, the Company entered into a revolving credit facility (the “credit facility”) with First National Bank of Omaha (“First National Bank”).  On August 31, 2003, the credit facility was extended to August 30, 2004.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined.  The Company will pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at September 30, 2003).  The Company pays a fee of 0.375% on the unused portion of the credit facility.  The credit facility contains certain restrictive covenants mainly relating to restrictions on capital expenditures and dividends, and also requires the Company to generate sufficient operating income, as defined.  Borrowings available under the credit facility amount to $4.0 million at September 30, 2003.  No amounts are currently outstanding.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities of continuing operations decreased to $1.5 million compared to $3.5 million in 2002 due to a combination of turning less excess inventory levels into cash, a lower income tax refund due to a lower NOL carryback and the timing of receipts on accounts receivable.

Net cash used in investing activities of continuing operations was $66,000 in 2003 compared to net cash provided by investing activities of approximately $469,000 in 2002.  During 2003, the Company received proceeds of $290,000 relating to the sale of certain rental assets relating to its lighting rental operations in Florida and Georgia, but the Company purchased $356,000 of capital expenditures accounting for the net usage from investing activities.  During 2002, the Company received proceeds of approximately $589,000 relating to selling used equipment held for rental and divesting certain rental operations that were not being used effectively, while capital expenditures were $120,000 thus accounting for the net cash provided in 2002.

Net cash provided by financing activities of continuing operations was approximately $8,000 in 2003 compared to net cash used in financing activities of $1.7 million a year ago.  2002 activities included payments on the General Electric Capital Corporation credit facility of $1.75 million, offset by proceeds from the Company’s stock plans for employees of $7,200.  Financing activities in 2003 reflect debt payments of approximately $12,900 concerning the purchase of certain intangible assets in 2002 and proceeds from the Company’s stock plans of approximately $20,900.

Transactions with Related and Certain Other Parties

The Company has disclosed the effects of transactions with related parties in Notes 10 and 11 to the consolidated financial statements.  There were no other significant transactions with related and certain other parties.

Concentrations

The Company’s top ten customers accounted for approximately 41% of consolidated net revenues from continuing operations for the nine months ended September 30, 2003.  These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 60% of net consolidated receivables at September 30, 2003.  Additionally, receivables from one customer represented approximately 26% of net consolidated receivables at September 30, 2003.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable.  The Company sells product to a large number of customers in many different geographic regions.  To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition or uses Letters of Credit.

Increased competition also results in continued exposure to the Company.  If the Company loses more market share or the Company encounters more competition relating to the development of new technology for alternate means of motion picture presentation such as digital technology, the Company may be unable to lower its cost structure quickly enough to counter the lost revenue.  The Company has been able to pay down debt during the current downturn in large part by reducing inventory.  While inventory levels are still higher than necessary, reductions similar to the last two years are not possible in future periods.  To counter these risks, the Company has initiated a cost reduction program, continues to streamline its manufacturing processes and is formulating a strategy to respond to the digital marketplace. The Company also has a strategy to find alternative product lines to become less dependent on the theatre exhibition industry, however, no assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

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

	Payments Due by Period Remaining
Contractual Obligations	Total	In 2003	Thereafter
Long-term debt	$98,373	5,818	92,555
Operating leases	389,083	54,697	334,386
Less sublease receipts	(236,509)	(25,527)	(210,982)
Net contractual cash obligations	$250,947	34,988	215,959

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

Environmental and Legal

Health, safety and environmental considerations are a priority in the Company’s planning for all new and existing products.  The Company’s policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public.  The Company’s operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal.  A risk of environmental liabilities is inherent in manufacturing activities.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and that burned down in 1965.  Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party due to ownership of the property.  Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.  At September 30, 2003, the Company has provided for management’s estimate of the Company’s probable liability relating to this matter.

The Company is a party to various legal actions that have arisen in the normal course of business.  These actions involve normal business issues such as products liability.

The Company is currently a defendant in two cases pending in the Supreme Court of the State of New York.  One entitled Prager v. A.W. Chesterton Company, et. al. including Ballantyne and one entitled Bercu v. BICC Cables Corporation, et. al., including Ballantyne.  In the Prager case there were originally 34 defendants.  The Company is the remaining defendant.  Originally the Plaintiff sought general damages of ten million dollars and punitive damages of ten million dollars.  It is unclear, at this time, what damages are alleged against the Company.  In the Bercu matter, there are 20 defendants including Ballantyne.  The plaintiff has not specified any amount of damages in this action.  Both actions relate to alleged asbestos-caused diseases contracted by the Plaintiffs.  At this time, neither case has progressed to a stage where the likely outcome can be determined nor the amount of damages, if any.   An adverse resolution of these matters could have a material effect on the financial position of the Company.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  It also requires disclosure of other obligations, such as warranties.  At September 30, 2003, the Company does not have any guarantees.  The Company has provided additional disclosures relating to its warranty reserves.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company's financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.  This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities at the end of the first interim or annual period ending after December 15, 2003.  Certain new disclosure requirements apply to all financial statements issued after January 31, 2003.  The Company does not have variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  For unmodified financial instruments existing at May 31, 2003, Statement 150 was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

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

4.2.1                        First Amendment to the Revolving Credit Agreement dated August 31, 2003 between the Company and First National Bank of Omaha.•

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

b.             Reports on Form 8-K

The Company furnished its press release with financial information on the Company’s quarter ended June 30, 2003 on Form 8-K dated July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ John Wilmers	By:	/s/ Brad French
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer

Date:	November 14, 2003	Date: November 14, 2003