Form 10-K
period 2003-12-31
BALLANTYNE OF OMAHA INC
filed 2004-03-30
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

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

        As of March 12, 2004, 12,723,799 shares of common stock of Ballantyne of Omaha, Inc., were outstanding.

        The aggregate market value of the Company's common stock held by non-affiliates, based upon the closing price of the stock on the OTC Bulletin Board on June 30, 2003 was approximately $9.3 million assuming all executive officers and 5% holders are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004 (the "Proxy Statement") are incorporated by reference in Part III.

TABLE OF CONTENTS

PART I.

FORWARD-LOOKING STATEMENTS

        Certain statements made in this report are "forward-looking" in nature, as defined in the Private Litigation Reform Act of 1995, which involve uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company's future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

PART I

Item 1. Business

Segments

        Ballantyne of Omaha, Inc. (a Delaware Corporation) and its subsidiaries (Ballantyne or the "Company") designs, develops, manufactures and distributes commercial motion picture equipment, lighting systems, and restaurant equipment. As of December 31, 2003, the Company primarily operates within three business segments; 1) theatre, 2) lighting and 3) restaurant equipment. Approximately 83% of fiscal year 2003 sales were from theatre products while 12% were lighting products and 5% were restaurant products.

        During the fourth quarter of 2003, the Company made the decision to phase out its restaurant equipment product line comprised of smokers, ventilation hoods and pressure fryers, which accounted for approximately $0.8 million of sales or 47% of total restaurant sales in 2003. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its "Flavor Crisp" marinade and breading products, as well as support its "Chicken-On-The-Run" and "BBQ-On-The-Run" programs.

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

        The Company also manufactures customized motion picture projection equipment for use in special venues, such as large screen format presentations and other forms of motion picture-based entertainment requiring visual and multimedia special effects. The Company helped pioneer the special venue market more than 20 years ago by working with its customers to design and build customized projection systems. The Company currently licenses the large format trademarks and projection system technology of MegaSystems, Inc, a wholly-owned subsidiary of Pacific Title and Art Studio, Inc. Pursuant to an exclusive two-year licensing agreement expiring December 2004, Ballantyne manufactures most of MegaSystem's product line at its Omaha, Nebraska facility and markets the projection systems worldwide. Prior to this agreement, Ballantyne had been manufacturing the projection system portion before shipping them to MegaSystem's St. Augustine, Florida facility for final engineering and delivery.

        The Company's products are distributed on a worldwide basis through a network of over 100 domestic and international dealers and also by a small direct sales force. The Company's broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc., Regal Cinemas, Inc. and Loews Cineplex.

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

        On July 31, 2002, the Company sold certain rental assets and operations of Xenotech Rental Corp. in North Hollywood, California to the subsidiary's former general manager for cash of $0.5 million. In January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia, thereby fully divesting its remaining rental operations.

Restaurant

        The Company manufactures commercial food service equipment, which is sold to convenience store and fast food restaurant operators and to equipment suppliers for resale on a private label basis. This business is supplemented by the sale of seasonings, marinades and barbeque sauces. As discussed earlier, the Company is phasing out its food service equipment business but is keeping the remaining product lines.

Theatre Exhibition Industry Overview

        The domestic theatre exhibition industry (including Canada) is highly concentrated with management estimating that the top ten exhibitors represent approximately 55% of the total industry. The theatre exhibition industry is recovering from a lengthy downturn and the health of the industry is improving, as exhibitors are experiencing improved operating results and more access to capital. However, there are still liquidity problems in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from the Company's independent dealers who resell the Company's products to certain exhibitors and also a concentration of sales and credit risk. In many instances, the Company sells theatre products to the industry through independent dealers who resell to the exhibitor. These dealers have in many cases been impacted in the same manner as the exhibitors and while the exhibitors are recovering, it has not yet benefited the dealer network as quickly. The concentration of sales and credit risk stems from the fact that for fiscal 2003, sales to the Company's top 10 theatre customers represented approximately 44% of theatre sales. Additionally, accounts receivable from these same customers represented 62% of consolidated accounts receivable from all theatre customers. The Company also sells approximately 43% of its theatre products to foreign countries and these sales are subject to worldwide economic and political conditions. The Company may also encounter competition from new competitors within the segment due to the development of new technology for alternate means of motion picture presentation such as digital technology. While the Company believes that it has a business plan to attack this relatively new digital marketplace, no assurance can be given that the Company will in fact be a part of the digital marketplace.

Business Strategy

        The Company's strategy combines the following key elements:

        Increase Domestic Market Share.    The recent problems experienced by the theatre exhibition industry coupled with increased competition for the sale of theatre products has put pressure on the Company's share of the market. The Company is currently implementing certain initiatives to garner more market share in the market place. These initiatives include but are not limited to: 1) redeveloping the Company's equipment, making it more user friendly and competitive; 2) selling more products directly to the exhibitor instead of using independent dealers and 3) leveraging the Company's brand name recognition to develop business with exhibitors currently not using Ballantyne equipment.

        Expand International Presence.    Sales outside the United States (mainly theatre sales) decreased to $14.4 million or 39% of consolidated revenues from continuing operations compared to $14.8 million or 44% in 2002. Sales were lower mainly due to lower sales to Europe and Asia. However, sales to Mexico and Latin America and to Canada rose compared to a year ago.

        The Company is seeking to strengthen and develop this increased international presence through its international dealer network and the Company's sales force will continue to travel worldwide to market the Company's products. Additionally, the Company will utilize its office in Hong Kong to further penetrate China and surrounding markets. The Company believes that as a result of these efforts, it is positioned to further expand its brand name recognition and international market share. As a result, however, the Company has been and could be adversely affected by such factors as changes in foreign currency rates and changing economic and political conditions in each of the countries in which the Company sells its products. International sales will be positively impacted in 2004 due to the Company obtaining a $2.2 million special venue project in China to be installed during fiscal 2004.

        Focus on Growth Strategy and Diversification.    The Company's strategy is to pursue complementary strategic acquisitions both within the theatre and lighting segments and also in other markets that would fit in the Company's business plans.

        Reduce Inventory and Operating Costs.    The Company will continue to reduce costs through a cost reduction program designed to bring costs in line with revenues and streamline its manufacturing processes to gain further efficiencies. To this extent, the Company has reduced the number of employees by 225 or 55% since the downturn of the theatre industry in early 2002. Additionally, the Company will continue to reduce inventory levels and turn overstocked inventory into cash. The Company has reduced inventory levels by $16.5 million or 56% during the same period. In 2002 and early 2003, the Company divested certain lighting rental operations in North Hollywood, California, Orlando, Florida and Atlanta, Georgia, which is expected to save $0.5 million of cash expenses on an annual basis.

        Expand Digital opportunities.    The motion picture industry remains based on the use of film technology to deliver motion picture images to the public, despite the anticipated shift to digital images (digital cinema). The widespread adoption and use of digital cinema foreseen by many has still not occurred, with a worldwide market penetration of only about 120 digital systems currently installed. In addition to the companies who have installed these systems, there are several additional companies, using various types of digital technology, actively involved in attempting to bring a complete digital solution to the market. Contributing factors of this slow technology change include, but are not limited to: high digital system costs; relatively little product available for digital cinema; security, control and implementation issues; and a lack of what are yet acceptable standards for system quality and interoperability. The major holdback appears to be the lack of viable economic reasons to make this technology change. Though digital cinema offers significant potential savings via reduced film delivery and handling costs, as well as greater consistency in the quality of presentations in the theatre, no viable financial models yet exist to justify the expenditures required.

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

        Expand Lighting Segment.    Despite the lighting divestitures that have taken place, the Company's goal is to increase revenues using the remaining product lines within the segment. Despite the loss in revenues from the divestitures, profits have improved as the divested operations carried high fixed overhead costs. The Company's goals are to: 1) develop new competitive products in areas of the industry where the Company is not as entrenched; and 2) focus on increasing support for dealers who are proven producers.

Products

Theatre Products

Motion Picture Projection Equipment

        The Company is a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. The Company's commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company's commercial motion picture projection equipment is marketed under the industry wide recognized trademarks of Strong®, Simplex®, Century® and Ballantyne®. During 2004, the Company intends to introduce the next generation film projector called the Apogee™. The Company believes that this redesigned projector will be more marketable due to it being user-friendlier and creating a steadier picture. The Company manufactures the entire motion picture projection system in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by the Company.

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

Lenses

        The Company distributes ISCO-Optic lenses throughout North America and the world. Pursuant to a distribution agreement with Optische Systeme Gottingen Isco Opti AG ("Optische Systeme") the Company has the exclusive right to distribute these lenses in North America. Under the distribution agreement, the Company's exclusive right continues through April 30, 2006, subject to the attainment of minimum sales quotas (which the Company has historically exceeded), and thereafter is automatically renewed for successive two-year periods until terminated by either party upon 12 months' prior notice. ISCO-Optic lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen and have won two Academy Awards for technical achievement. During 2003, Optische Systeme filed for bankruptcy under German law. The Company does not believe the bankruptcy will have a significant impact on lens sales as Optische Systeme will continue to manufacture the lenses under a Reorganization Plan.

Xenon Lamps

        The Company distributes Xenon lamps for resale to the theatre and lighting industries through an exclusive distributorship agreement with Lighting Technologies, Inc.

Replacement Parts

        The Company has a significant installed base of over 30,000 motion picture projectors. Although these projectors have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company.

Special Venue Products

        The Company manufactures 4, 5 and 8 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special effects. The Company's status as a fully integrated manufacturer enables it to work closely with its customers from initial concept and design through manufacturing to the customers' specifications. As discussed earlier, the Company licenses the large format trademarks and projection system technology of MegaSystems, Inc. Pursuant to an exclusive two-year licensing agreement, Ballantyne manufactures all of MegaSystem's product line at its Omaha, Nebraska facility and markets the projection systems worldwide. Prior to this agreement, Ballantyne had been manufacturing the projectors before shipping them to MegaSystem's St. Augustine, Florida facility for final engineering and delivery.

Lighting Products

Spotlight

        The Company has been a developer, manufacturer and distributor of long-range follow spotlights since 1950. Ballantyne's long-range follow spotlights are marketed under the Strong® trademark and recognized brand names such as Super Trouper® and Gladiator®. The Super Trouper® follow spotlight has been the industry standard since 1958. The Company's long-range follow spotlights are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums, and touring applications. The Company's long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 4,000 watts. The 400-watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The 4,000-watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company's long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

        During 2003, the Company began distributing a spotlight manufactured by an Italian company called the Canto spotlight. The Canto spotlight product line consists of five basic models ranging in output from 575 watts to 2,000 watts.

        The Company sells its follow spotlights through dealers and to end users such as arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. These spotlight products are used in over 100 major arenas throughout the world.

Promotional and Other Lighting Products

        The Company is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company's computer-based lighting systems are marketed under the Strong Britelights™ and Xenotech®trademarks, while the high intensity searchlights are marketed under the Sky-Tracker® trademark.

        Xenotech's specialty illumination products have been used in numerous feature films and have also been used at live performances such as Super Bowl half-time shows, the opening and closing ceremonies of the 2002 Winter Olympics and are currently illuminating such venues as the Luxor Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. These products are marketed directly to customers throughout the world.

        The Company's high intensity searchlights come in single or multiple head configurations, primarily for use in outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity searchlights are marketed through the Company's Sky-Tracker division under the Sky-Tracker® trademark. Sky-Tracker products have been used at Walt Disney World, Universal Studios, various Olympic games and grand openings. The Company's promotional lighting products are primarily marketed directly to customers throughout the world by a direct sales force and a commissioned representative.

        During 2002, the Company disposed of its rental operations in North Hollywood, California and during January 2003, disposed of its remaining rental operations in Orlando, Florida and Atlanta, Georgia. The Company will continue to manufacture and market a complete line of lighting products including those previously manufactured and used in the rental operations.

Restaurant Products

        As discussed earlier, the Company is phasing out its food service equipment business principally consisting of pressure and open fryers, exhaust hoods and smoker/slow cook ovens. The Company's pressure fryers accounted for the majority of equipment sales. During 2003, total food service equipment sales were $0.8 million or 47% of total restaurant segment sales. The Company will continue to distribute and sell seasonings, marinades and barbeque sauces manufactured to the Company's specifications by various food product contractors and will continue to supply parts and provide service to its installed equipment customer base.

Sales, Marketing and Customer Service

        The Company markets and sells its product primarily through a network of over 100 domestic and international dealers to major theatre exhibitors, sports arenas, amusement park operators and convenience/fast food stores. The Company is increasingly selling directly to end-users. The sales effort is supplemented by a small internal sales force. The Company services its customers in large part through the dealer network; however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. The Company's sales and marketing professionals in all three business segments have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

        Due to substantial consolidations within the theatre exhibition industry, many of the exhibitors now have internal technicians to service their theatre equipment and the need for the dealer network in the supply chain is lessening. A number of the larger exhibitors have already insisted on bypassing the dealer network. The Company believes this trend will continue in the future and will change how the Company markets its product to the industry. Ballantyne believes this shift in the supply chain benefits the Company in reducing credit exposure, as the exhibitors are generally larger entities with more access to capital.

Backlog

        At December 31, 2003 and 2002, the Company had backlogs of $6.6 million and $3.7 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. The Company's products are manufactured and shipped within a few weeks following receipt of orders. The dollar amount of the Company's order backlog is therefore not considered by management to be a leading indicator of the Company's expected sales in any particular fiscal period.

Manufacturing

        The Company's manufacturing operations are conducted at its Omaha, Nebraska manufacturing facility and its manufacturing facility in Fisher, Illinois. The Company's manufacturing operations at both locations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly, packaging and shipping. The Company believes the central locations of Omaha and Fisher have and will serve to reduce the Company's transportation costs and delivery times of products to the east and west coasts of the U.S. The Company's manufacturing strategy is to (i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and (iv) use outside contractors as necessary to meet customer demand.

        The Company currently manufactures the majority of the components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products and its ability to customize products to customer specifications. The principal raw materials and components used in the Company's manufacturing processes include aluminum, solid-state electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

Quality Control

        The Company believes that its design standards, quality control procedures and the quality standards for the materials and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. The Company has implemented a quality control program for its theatre, lighting and restaurant product lines, which is designed to ensure compliance with the Company's manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company's products during various stages of production and assembly. However, the Company has experienced certain warranty issues in the past relating to a "xenon switching power supply" as discussed in further detail in the following warranty section.

Warranty Policy

        The Company generally provides a warranty to end users for substantially all of its products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. Under the Company's warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements were approximately $288,000, $633,000 and $465,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The expense in 2002 mainly related to an older model of a "xenon switching power supply", which is a component of a complete motion picture projection system. The Company made a decision during 2002 to dispose of a number of these power supplies returned by customers instead of reworking and reselling them as used equipment to lower future warranty exposure. While there can be no assurance that future warranty issues will not arise relating to the problem discussed above or that other issues will not also arise, the Company believes it has taken the proper steps to limit future warranty exposure in relation to these particular power supplies.

Research and Development

        The Company's ability to compete successfully depends, in part, upon its continued close work with existing and new customers. The Company focuses research and development efforts on the development of new products based on customer and industry requirements. Research and development costs charged to operations amounted to approximately $590,000, $517,000 and $497,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Competition

        Although the Company has a leading position in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company's motion picture projection equipment include Christie Electric Corporation, Cinemeccanica SpA and Kinoton GmbH. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities. Certain of the Company's competitors for its motion picture projection equipment have significantly greater resources. In addition to existing motion picture equipment manufacturers, the

Company is encountering competition from new competitors, as well as from the development of new technology for alternative means of motion picture presentation. No assurance can be given that the equipment manufactured by the Company will not become obsolete as technology advances. For a further discussion of potential new competition, see the "Business Strategy" section of this document under the caption "Expand Digital Opportunities".

        The markets for the Company's long-range follow spotlights, other lighting and restaurant products are also highly competitive. The Company competes in the lighting industry primarily on the basis of quality, price and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and equipment design. As discussed earlier in this document, the Company is phasing out a portion of the restaurant segment. Certain of the Company's competitors for its long-range follow spotlight, other lighting and restaurant products have significantly greater resources than the Company.

Patents and Trademarks

        The Company owns or otherwise has rights to numerous trademarks and trade names used in conjunction with the sale of its products. The Company currently owns one patent with another patent pending. The Company believes its success will not be dependent upon patent or trademark protection, but rather upon its scientific and engineering "know-how" and research and production techniques.

Employees

        As of March 12, 2004, the Company had a total of 193 employees. Of these employees, 144 were considered manufacturing, 4 were executive and 45 were considered sales and administrative. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

Environmental Matters

        Health, safety and environmental considerations are a priority in the Company's planning for all new and existing products. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liabilities is inherent in manufacturing activities. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a pesticide company that formerly owned the property and which burned down in 1965. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party (PRP) due to ownership of the property. Estimates of Ballantyne's liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At December 31, 2003, the Company has provided for management's estimate of the Company's exposure relating to this matter.

Stockholder Rights Plan

        On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (Rights Plan). Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne's common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock at an exercise price of half the market price.

        During May 2001, BalCo Holdings L.L.C., (BalCo Holdings) an affiliate of the McCarthy Group, Inc., an Omaha-based merchant banking firm, purchased 3,238,845 shares, or a 26% stake in Ballantyne from GMAC Financial Services, which obtained the block of shares from Ballantyne's former parent company, Canrad of Delaware, Inc. ("Canrad"), a subsidiary of ARC International Corporation. Ballantyne amended the Rights Plan to exclude this purchase. On October 3, 2001, Ballantyne announced that certain affiliates of the McCarthy Group, Inc. purchased an additional 678,181 shares in Ballantyne bringing their total holding to 3,917,026 shares, or a 31% stake in Ballantyne. The Rights Plan was further amended to exclude the October 3, 2001 purchase.

Executive Officers of the Company

        John P. Wilmers, age 59, has been CEO of the Company since March 1997 and a Director since 1995. Mr. Wilmers joined the Company in 1981 and has served in various positions in the Company including Executive Vice President of Sales from 1992 to 1997. Mr. Wilmers is a past President of the Theatre Equipment Association, a member of the Nebraska Variety Club and a sustaining member of the Society of Motion Picture and Television Engineers. Mr. Wilmers attended the University of Minnesota at Duluth.

        Dan Faltin, age 47, has been the Chief Operating Officer since June 1, 2003. Prior to joining the Company, Mr. Faltin was President of Chief Automotive Systems, Inc. ("Chief"), a Nebraska-based manufacturer and marketer of collision repair equipment. Before assuming responsibilities as President, he served for five years as Vice President of Sales and Marketing of Chief. Mr. Faltin earned a B.A. from the University of Nebraska at Lincoln and an M.B.A. from the University of Nebraska at Kearney.

        Brad J. French, age 51, joined the Company as the Controller in 1990 and was named Secretary and Treasurer in 1992. Mr. French was named Chief Financial Officer of the Company in January 1996. During 2000 and through May 31, 2003, Mr. French was also the Company's Chief Operating Officer. Prior to joining the Company, Mr. French held several accounting positions with UTBHL, Inc. (f/k/a Hanovia Lamp, Inc.), a subsidiary of Canrad, Inc. and Purolator Products, Inc. Mr. French earned a B.S. from Union College.

        Ray F. Boegner, age 54, has been Senior Vice President since 1997. Mr. Boegner joined the Company in 1985 and has acted in various sales roles. Prior to joining the Company, he served as Vice President of Marketing at Cinema Film Systems. Mr. Boegner earned a B.A. from Citrus College and a B.S. from the University of Southern California.

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

        The Company was a defendant in an asbestos-related lawsuit at December 31, 2003 in a case in the Supreme Court of the State of New York entitled Prager v. A.W. Chesterton Company, et. al., including Ballantyne. During February 2004, the Company settled the lawsuit. The Company accrued for this settlement in other accrued expenses in the accompanying consolidated financial statements.

        The Company is also a defendant in two other asbestos cases. One entitled Bercu v. BICC Cables Corporation, et.al., including Ballantyne in the Supreme Court of the State of New York and one entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. Ballantyne of Omaha, Inc. in Madison County, Illinois. In both cases, there are numerous defendants including Ballantyne. At this time, neither case has progressed to a stage where the likely outcome can be determined nor the amount of damages, if any. An adverse resolution of these matters could have a material effect on the financial position of the Company.

        The Company currently has a claim for approximately $0.4 million pending against it arising out of the 2002 bankruptcy of a customer. The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The claim was brought against the Company in the fourth quarter of 2003. Ballantyne has recorded an accrual with respect to this contingency in an amount less than the full amount of the claim that represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim. Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2003, no issues were submitted to a vote of stockholders.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The common stock is listed and traded on the OTC Bulletin Board under the symbol "BTNE". The following table sets forth the high and low per share sale price for the common stock as reported by the OTC Bulletin Board.

		High	Low
2003	First Quarter	$0.87	$0.61
	Second Quarter	1.35	0.80
	Third Quarter	1.83	1.25
	Fourth Quarter	2.95	1.70
2002	First Quarter	$0.84	$0.53
	Second Quarter	1.00	0.61
	Third Quarter	0.90	0.44
	Fourth Quarter	0.76	0.44
2001	First Quarter	$0.81	$0.36
	Second Quarter	0.90	0.30
	Third Quarter	0.90	0.42
	Fourth Quarter	0.65	0.42

        On March 12, 2004, the last reported per share sale price for the common stock was $2.75. On March 12, 2004, there were approximately 147 holders of record of the Company's common stock and an estimated 3,100 owners of the Company's common stock held in the name of nominees. On March 12, 2004, the Company had 12,723,799 shares of common stock outstanding. As a result of trading on the OTC Bulletin Board, the trading market and prices for the Company's common stock may be adversely affected.

        The Company did not make any unregistered sales of common stock during the fourth quarter of 2003.

Equity Compensation Plan Information

        The following table sets forth information regarding the Company's Stock Option Plans and Contractual Stock Option Agreements as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,177,400	$2.99	731,566	(1)
Equity compensation plans not approved by security holders	435,204	$1.21	1,111,657	(2)

Total	1,612,604	$2.51	1,843,223

(1)
Includes 393,729 securities for the 2000 Stock Purchase Plan and 337,837 securities for the 1995 Employee Stock Option Plan.

(2)
All securities relate to the 1995 Non-Employee Directors, Non-Incentive Stock Option Plan and the 2001 Non-Employee Director's Stock Option Plan.

Dividend Policy

        The Company intends to retain its earnings to assist in financing its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board, and the Company's credit facility contains certain prohibitions on the payment of cash dividends. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions and the Company's financial condition and capital requirements, as well as any other factors deemed relevant by the Board.

Item 6. Selected Financial Data(1)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of operations data(2)
Net revenue	$37,433	33,785	38,379	43,566	83,405
Gross profit	8,616	5,620	3,895	5,952	24,035
Income (loss) from continuing operations	$579	(2,582)	(3,376)	(3,759)	7,821
Net income (loss) per share from continuing operations
Basic	$0.05	(0.21)	(0.27)	(0.30)	0.62
Diluted	$0.04	(0.21)	(0.27)	(0.30)	0.59
Balance sheet data(3)
Working capital	$20,806	19,195	21,150	21,637	34,401
Total assets	37,235	35,009	41,698	52,690	61,415
Total debt	93	111	1,750	8,870	10,438
Stockholders' equity	$29,089	28,391	31,972	36,009	39,863

(1)
All amounts in thousands (000's) except per share data

(2)
Excludes discontinued operations

(3)
Includes discontinued operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. Management's discussion and analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company's products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company's future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

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

Overview

        The Company has three reportable core operating segments: theatre, lighting and restaurant.

        From fiscal years 2000 to 2002, the theatre industry experienced an unprecedented three-year decline due to numerous factors, including, but not limited to, over construction of theatres and the lack of operating capital. Several exhibition companies filed for federal bankruptcy protection. However, during 2003, industry conditions began to improve and sales to exhibition companies increased.

        This improvement led to consolidated revenues from continuing operations increasing $3.6 million or 10.8% in 2003 and the Company generating $0.6 million of income from continuing operations compared to a loss of $2.6 million in 2002. The Company also increased its cash position by $2.5 million primarily from generating more operating profits.

Critical Accounting Policies and Estimates

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

        The Company's accounting policies are discussed in note 2 to the consolidated financial statements in this Form 10-K. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

        The Company normally recognizes revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, the Company adopted the provisions of EITF 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in process at December 31, 2003. See note 2 to the consolidated financial statements for a full description of the Company's revenue recognition policy.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience and a specific account analysis that project the ultimate collectibility of the accounts. As such, these factors may change over time causing the reserve level to adjust accordingly. When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the consolidated statements of operations and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

        At December 31, 2003, there were approximately $7.2 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. If economic conditions deteriorate significantly or if one of the Company's large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. The allowance for doubtful accounts was approximately $0.6 million at December 31, 2002.

Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to the Company's future manufacturing schedules, customer demand and the development of digital technology, which could make the Company's theatre products obsolete, among other items. At December 31, 2003 the Company had recorded gross inventory of approximately $13.7 million and $1.2 million of inventory reserves. This compared to $13.6 million and $1.6 million, respectively at December 31, 2002. The decrease in the reserve was due to the disposal of inventory previously reserved for.

Warranty

        The Company's products must meet certain product quality and performance criteria. The Company relies on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, the Company considers experience with; 1) costs for replacement parts; 2) costs of scrapping defective products; 3) the number of product units subject to warranty claims; and 4) other direct costs associated with warranty claims.

        In addition to known claims or warranty issues, the Company estimates future claims on recent sales. If the cost to repair a product or the number of products subject to warranty claims is greater than originally estimated, the Company's accrued cost for warranty claims would increase.

Long-lived Assets

        The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addressed accounting and reporting for the impairment or disposal of long-lived assets. The Company's most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.8 million at December 31, 2003. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

        In accordance with the SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $2.5 million is included in the consolidated balance sheets at December 31, 2003 and 2002. Management's assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

Deferred Income Taxes

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

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2003, management assessed the adequacy of the Company's deferred tax valuation allowance and determined an increase in the valuation reserve for certain deferred tax assets would be required. Accordingly, the Company recorded an increase in the valuation allowance of $65,793 that is included in income tax expense bringing the total valuation reserve for deferred tax assets to $1,493,867 at December 31, 2003. Circumstances considered relevant in this determination included the lack of NOL carrybacks and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following December 31, 2003.

Self-insurance Reserves

        The Company is partially self-insured for worker's compensation and certain employee health benefits. The related liabilities are included in the accompanying consolidated financial statements. The Company's policy is to accrue the liabilities based on historical information along with certain assumptions about future events.

Stock-based Compensation

        The Company accounts for its stock option plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, Accounting for Stock-Based Compensation issued subsequent to APB Opinion No. 25 and amended by SFAS No. 148 Accounting for Stock Based Compensation—Transition and Disclosure defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB Opinion No. 25.

        The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative. In accordance with SFAS No. 148 the Company has been disclosing in the notes to the consolidated financial statements the impact on net income (loss) and net income (loss) per share had the fair value based method been adopted. If the fair value method had been adopted, net income for 2003 would have been $79,009 lower than reported, while net losses for 2002 and 2001 would have been $110,585 and $104,558 higher than reported.

Recent Accounting Pronouncements

        See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

        The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in the Company's consolidated statements of operations.

Results of Operations:(1)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.0	83.4	89.9	86.3	71.2
Gross profit	23.0	16.6	10.1	13.7	28.8
Selling and administrative expenses	20.4	22.5	21.2	24.9	13.6
Income from operations	2.6	N/A	N/A	N/A	15.3
Net income from continuing operations	1.5	N/A	N/A	N/A	9.4

(1)
Excludes discontinued audiovisual operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues

        Net revenues from continuing operations in 2003 increased 10.8% to $37.4 million from $33.8 million in 2002. As discussed in further detail below, the increase relates primarily to higher revenues from theatre products for the respective periods.

	Year Ended December 31,
	2003	2002
Theatre	$32,562,367	$28,133,404
Lighting	3,162,171	4,289,431
Restaurant	1,708,748	1,362,540

Total net revenues	$37,433,286	$33,785,375

Theatre Segment

        Sales of theatre products increased 15.7% from $28.1 million in 2002 to $32.6 million in 2003. In particular, sales of projection equipment increased to $23.7 million in 2003 from $19.5 million in 2002. Sales began improving in the second quarter of 2003 and continued during the third and fourth quarters resulting from increased theatre construction as exhibitors are experiencing more access to capital and improved operating results, among other items. While the health of the theatre exhibition industry is improving, there are still risks in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from independent dealers who resell the Company's products to certain exhibitors and also a concentration of sales and credit risk. In many instances, the Company sells theatre products through independent dealers who resell to the exhibitor. These dealers were negatively impacted by the recent downturn in the industry and while the exhibitors are recovering, it has not benefited the dealer network as quickly. The concentration of sales and credit risk stems from the fact that for 2003, sales to the Company's top 10 customers represented approximately 44% of theatre segment sales. Additionally accounts receivable from these same customers represented approximately 62% of consolidated net accounts receivable from the theatre segment. The Company may also encounter competition from new competitors due to the development of new technology for alternative means of motion picture presentation such as digital technology. While the Company believes that it has a business plan to attack this relatively new marketplace, no assurance can be given that the Company will in fact be a part of the digital marketplace.

        Sales of theatre replacement parts increased to $5.7 million in 2003 from $5.4 million in 2002 as sales were positively impacted by; 1) fewer used parts for sale in the secondary market due to fewer theatre closings; 2) projectors in service aging and requiring more maintenance; 3) more projectors in service; and 4) raising sales prices. The Company is aware, however, that the market for replacement parts is increasingly competitive as other firms with ties to the theatre exhibition industry attempt to find alternative revenue sources. The Company has implemented certain sales and manufacturing initiatives to counter this competition and fuel growth for the revenue stream.

        Sales of xenon lamps to the theatre exhibition industry decreased to $1.6 million in 2003 compared to $2.1 million in 2002, as a large theatre customer began purchasing lamps from another supplier. The Company expects lamp sales to improve in fiscal 2004 due to gaining the business of another large theatre customer and the expected continuation of an improved theatre industry. Sales of lenses to theatre customers rose to $1.6 million in 2003 compared to $1.1 million in 2002 due to the Company selling a special order for approximately $0.3 million, coupled with the improvement in industry conditions.

Lighting Segment

        Revenues in the lighting segment decreased $1.1 million from $4.3 million in 2002 to $3.2 million in 2003 due to divesting all rental operations during fiscal 2002 and early 2003. These divested operation units contributed approximately $1.1 million of revenue in 2002.

        Sales of follow spotlights rose to $1.9 million in 2003 from $1.6 million in 2002 due to new arena construction and the rollout of a new model of the Gladiator® spotlight. Sales of the Skytracker® product line were steady at approximately $0.5 million for both 2003 and 2002. Sales for all other continuing product lines, including, but not limited to, replacement parts, xenon lamps and nocturns, decreased to $0.8 million in 2003 from $1.1 million in 2002. This decrease resulted from closing sales offices in Florida and California which led to decreased exposure and therefore sales. While the Company lost sales, profits increased, as the cost of keeping the locations open was greater than the benefit of higher sales.

Restaurant Segment

        Restaurant sales rose to approximately $1.7 million in 2003 compared to $1.4 million in 2002 due to increased marketing of the product lines. During the fourth quarter of 2003, the Company made the decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers, which accounted for approximately $0.8 million in sales in 2003 or 47% of total segment sales. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its "Flavor Crisp®"

marinade and breading products as well as support its "Chicken On-The-Run" and "BBQ-On-The-Run" programs.

Export Revenues

        Sales outside the United States (mainly theatre sales) decreased to $14.4 million in 2003 compared to $14.8 million in 2002, driven primarily by lower sales to Europe and Asia. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne's products, while better, are priced higher than local manufacturers. Additionally, foreign exchange rates and excise taxes sometimes make marketing the Company's products at reasonable selling prices difficult.

Gross Profit

        Consolidated gross profit from continuing operations increased to $8.6 million in 2003 from $5.6 million in 2002 and as a percent of revenue increased to 23.0% in 2003 from 16.6% in 2002 due to the reasons discussed below:

        Gross profit in the theatre segment increased to $7.5 million in 2003 from $4.4 million in 2002 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago. The favorable product mix was due in part to higher sales of replacement parts where the Company raised selling prices and experienced more demand due to improving industry conditions. The Company also sold fewer xenon lamps as a percent of theatre sales that carry much lower margins. Additionally, the Company made progress on improving margins on certain historically lower margin customers. Finally, lower manufacturing costs resulted from improved labor productivity and increased volume throughout the manufacturing plant resulting in a lower fixed cost per unit produced.

        The gross profit in the lighting segment decreased to $0.8 million from $1.0 million a year ago, however as a percentage of revenues the gross margin increased to 24.8% from 22.0% in 2002. The improvement was due to a combination of items including the divestiture of the unprofitable rental operations and lower manufacturing costs and increased volume through the Company's main manufacturing facility in Omaha, Nebraska.

        The gross margin in the restaurant segment increased to $0.3 million in 2003 from $0.2 million in 2002 and as a percent of revenue rose to 18.4% from 17.6% in 2002. The improvement primarily resulted from lower manufacturing costs and a more favorable product mix consisting of more replacement parts.

Selling and Administrative Expenses

        Selling and administrative expenses from continuing operations were $7.6 million in both 2003 and 2002. Costs were comparable despite savings of $0.5 million from divested business units and the Company recording $0.3 million of recoveries relating to fraudulent expense claims recorded and expensed in 2003 and prior years. Refer to note 13 of the consolidated financial statements for a further discussion of the fraudulent claims. Selling and administrative expenses from remaining business units have risen from a year ago due to; 1) postretirement benefit costs; 2) higher administrative costs and 3) certain selling costs relating to initiatives to grow the Company's core business segments.

        The postretirement benefit costs relate to an accrual to recognize the accrued benefit liability for the Company's postretirement health care plan for certain of the Company's current and former executives and their spouses.

        Higher administrative costs relate to the settlement of one of the Company's asbestos cases and also due to a claim for approximately $0.4 million in 2003 for preferential payments relating to a customer who filed bankruptcy in 2002. Ballantyne has recorded an accrual with respect to this contingency. Administrative costs were also impacted by the hiring of an additional executive and related consulting costs.

        Selling expenses from remaining business units were higher due to items such as costs relating to the Company's digital cinema and special venue product lines. The Company also incurred higher costs pertaining to the increased theatre business. Selling expenses are expected to rise in the future due to the increased business along with expanding the digital cinema and special venue product lines.

Other Financial Items

        The Company recorded a gain of approximately $136,000 on the January 2003 sale of certain assets relating to its entertainment lighting rental operations in Orlando, Florida and Atlanta, Georgia. This compared to generated gains of $243,000 from the sale of property, plant and equipment in 2002 primarily due to the Company divesting its lighting rental operations in North Hollywood, California.

        The Company recorded net interest income from continuing operations of approximately $48,000 in 2003 compared to net interest expense of approximately $51,000 in 2002. The change from 2002 was primarily due to the termination of the Company's credit facility with General Electric Capital Corporation and the Company earning interest income from more excess cash in 2003. The Company currently earns interest from certain cash equivalents, pays interest on the Company's credit facility relating to a fee of 0.375% on the unused portion of the facility, and pays interest on debt relating to a 2002 acquisition. During 2002, the Company paid interest on this 2002 acquisition, the unused credit facility fee for part of the year, and interest on the General Electric Capital Corporation debt. Due to much smaller cash levels, the Company only earned a minimal amount of interest income during 2002.

        The Company recorded income tax expense from continuing operations in 2003 of approximately $0.5 million compared to an income tax expense in 2002 of approximately $0.8 million. The effective tax rate for 2003 was 46.1% compared to an effective tax rate of 47.2% in 2002. The high effective rates result from valuation allowances pertaining to deferred tax assets. As a result of the valuation allowances, the effective tax rate is very sensitive to changes in these deferred tax assets. The Company recorded an income tax benefit relating to losses from discontinued operations of $0 in 2003 compared to $0.5 million in 2002.

        For the reasons outlined above, the Company experienced net income from continuing operations in 2003 of approximately $0.6 million compared to a net loss from continuing operations of $2.6 million in 2002. This translated into net income per share—basic and diluted from continuing operations of $0.05 and $0.04 per share in 2003, respectively, compared to a net loss per share—basic and diluted from continuing operations of $0.21 per share in 2002.

Discontinued Audiovisual Operations

        The Company discontinued its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000. The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002.

        Sales and rentals of audiovisual products were approximately $3.3 million for the year ended December 31, 2002. During this period, the Company recorded after-tax operational losses of approximately $1.0 million. The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative periods presented.

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

        The Company's entertainment lighting division located in Florida and Georgia generated revenues of $1.4 million in 2002 compared to revenues of $2.5 million in 2001 due to the absence of the NASA searchlight order discussed above and lower rental revenues which continued to be affected by a weak tourist and convention economy in Florida. In January 2003, the Company divested certain assets and rental operations pertaining to this division. The Company retained certain assets including accounts receivable and inventory and will continue to manufacture, market and distribute a full range of entertainment lighting products.

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

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. Excluding the effects of goodwill amortization, the Company's net loss and net loss per share in 2001 and 2000 would have been $3.8 million and $3.7 million, respectively, while the net loss per share in 2001 and 2000 would have been $0.31 per share and $0.30 per share, respectively.

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

Liquidity and Capital Resources

        On March 10, 2003, the Company entered into a revolving credit facility (the "credit facility") with First National Bank of Omaha ("First National Bank"). On August 31, 2003, the credit facility was extended to August 30, 2004 and was amended in February 2004 to change certain restrictive covenants. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at December 31, 2003. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at December 31, 2003) and pays a fee of 0.375% on the unused portion. The credit facility contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends. The Company was in compliance with these covenants at December 31, 2003. All of the Company's personal property and stock in its subsidiaries secure this credit facility.

        During 2002, the Company paid off all outstanding amounts under a credit facility with General Electric Capital Corporation ("GE Capital") and the facility was terminated. The Company paid a prepayment fee of $100,000 to GE Capital in accordance with certain terms of the credit facility and also expensed approximately $57,000 of deferred loan fees.

        Long-term debt at December 31, 2003 consisted entirely of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt as of December 31, 2003 are as follows: 2004—$24,253; 2005—$25,935; 2006—$27,762; and 2007—$14,609.

        Net cash provided by operating activities of continuing operations decreased to $2.0 million compared to $5.7 million in 2002 due to a combination of turning less excess inventory into cash, a lower income tax refund due to a lower NOL carryback and the timing of receipts on accounts receivable. In prior years, the Company generated healthy cash flows from liquidating overstocked inventory levels manufactured during the theatre exhibition downturn. Now that inventory levels have decreased, liquidating remaining inventory is more difficult. Although the Company expects to further reduce inventory levels in the future, additional reductions will not be as significant as 2002 as inventories are lower and the Company is purchasing more component parts. Cash flow relating to accounts receivable was lower due to the timing of receipts, which were very high in early 2002 due to many customers with past due accounts at December 31, 2001. During 2002, conditions in the industry improved and receipts improved in the first quarter of 2002. Other items affecting liquidity and cash flow were accounts payable and accrued expenses. Accounts payable increased by $1.1 million due to purchasing more inventory during December to meet first quarter 2004 demand. Accrued expenses also rose by $1.1 million due to accruals for preferential payments relating to a past bankruptcy by a customer, accruing for certain post-retirement benefits of $0.2 million and receiving $0.6 million of customer deposits for future orders from the Company's office in Hong Kong.

        Net cash used in investing activities of continuing operations was $117,000 in 2003 compared to net cash provided by investing activities of approximately $407,000 in 2002. During 2003, the Company received proceeds of $290,000 relating to the sale of certain rental assets relating to its lighting rental operations in Florida and Georgia, however, the Company purchased $407,000 of capital expenditures accounting for the net usage from investing activities. During 2002, the Company divested its rental operations in North Hollywood for cash proceeds of approximately $500,000. The Company also sold certain used equipment for approximately $89,000 as part of its plan to divest equipment not being used effectively. Capital expenditures were $0.2 million in 2002 accounting for the $407,000 of cash provided by operating activities for that year. The rise in capital expenditures reflects the turnaround in the Company's operations. During fiscal years 2001 and 2002, the Company made a concerted effort to only purchase critical items under its business plan at that time to improve cash flow. While the Company still is operating under a similar business plan, it is becoming necessary to purchase certain equipment to meet sales volume.

        Net cash provided by financing activities of continuing operations was approximately $84,000 in 2003 compared to net cash used in financing activities of $1.7 million a year ago. Activities in 2002 included payments of approximately $1.8 million on the General Electric Capital Corporation credit facility offset by proceeds from the Company's stock plans of $24,000. Financing activities in 2003 reflect debt payments of approximately $19,000 and proceeds from the Company's stock plans of approximately $103,000. The positive results are a reflection of the Company having less debt outstanding during 2003.

Transactions with Related and Certain Other Parties

        The Company has disclosed the effects of transactions with related parties in note 11 to the consolidated financial statements. There were no other significant transactions with related and certain other parties.

Concentrations

        The Company's top ten customers accounted for approximately 39% of consolidated net revenues from continuing operations for the year ended December 31, 2003. These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 51% of net consolidated receivables at December 31, 2003. Additionally, receivables from two customers each represented over 10% of net consolidated receivables at December 31, 2003. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition or uses letters of credit.

        Increased competition also results in continued exposure to the Company. If the Company loses market share or encounters more competition relating to the development of new technology for alternate means of motion picture presentation such as digital technology, the Company may be unable to lower its cost structure quickly enough to offset the lost revenue. To counter these risks, the Company has initiated a cost reduction program, continues to streamline its manufacturing processes and is formulating a strategy to respond to the digital marketplace. The Company also is focusing on a growth and diversification strategy to find alternative product lines to become less dependent on the theatre exhibition industry. However, no assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

        The principal raw materials and components used in the Company's manufacturing processes include aluminum, electronic subassemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

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

Off Balance Sheet Arrangements and Contractual Obligations

        The Company's off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company's contractual obligations:

	Payments Due by Period
Contractual Obligations
	Total	2004	Thereafter
Long-term debt	$92,559	24,253	68,306
Operating leases	398,535	180,164	218,371
Less sublease receipts	(210,985)	(87,304)	(123,681)

Net contractual cash obligations	$280,109	117,113	162,996

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

Environmental and Legal

        See note 13 to the consolidated financial statements for a full description of all environmental and legal matters.

Inflation

        The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

2004 Outlook

        The theatre exhibition industry is expected to continue to improve in 2004 and as such, the Company expects sales and profits to improve compared to 2003. The Company's expectations for 2004 include an increase in projector unit shipments over 2003 levels, continued sales of Ballantyne's MegaSystems special venue products, and continued operating leverage gained through manufacturing efficiencies. The Company's strategic focus will be on further diversifying its revenue base through the development of new product lines or through strategic acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. In particular, the Company was impacted by the recent downturn in the North American theatre exhibition industry in the form of lost revenues and bad debts. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company's products less competitive in foreign markets. As stated above, the majority of the Company's foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong. The Company purchases the majority of its lenses from a German manufacturer. The strengthening of the Euro compared to the U.S. dollar has made these purchases more expensive during 2003. Based on forecasted purchases during 2004, an average 10% devaluation of the dollar compared to the Euro would cost the Company approximately $100,000.

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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements ("the Statements") of Ballantyne of Omaha, Inc. and Subsidiaries and the other information contained in the Form 10-K Annual Report were prepared by and are the responsibility of management. The Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts based on management's best estimates and judgments.

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

        The Audit Committee, composed of three non-employee directors, is responsible for recommending to the Board of Directors the independent accounting firm to be retained each year. The Audit Committee meets regularly, and when appropriate separately, with the independent auditors and management to review the Company's performance. The independent auditors and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.

/s/ JOHN P. WILMERS John P. Wilmers President and Chief Executive Officer
/s/ BRAD FRENCH Brad French Secretary/Treasurer and Chief Financial Officer

Independent Auditors' Report

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.

        We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in notes 2(e) and 2(o) to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002.

                      /s/ KPMG LLP

Omaha, Nebraska
March 5, 2004

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$8,761,568	$6,276,011
Accounts receivable (less allowance for doubtful accounts of $512,962 in 2003 and $553,297 in 2002)	6,698,725	5,523,122
Notes receivable	—	191,830
Inventories, net	12,459,852	12,031,724
Recoverable income taxes	—	753,535
Other current assets	963,613	340,922
Discontinued operations, net	—	602,702

Total current assets	28,883,758	25,719,846
Property, plant and equipment, net	5,794,935	6,705,358
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	64,073	104,816
Other assets	24,782	12,258

Total assets	$37,234,767	$35,009,497

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$24,253	$17,841
Accounts payable	3,766,773	2,681,814
Warranty reserves	732,033	1,332,173
Accrued group health insurance claims	386,911	509,909
Other accrued expenses	2,911,567	1,853,902
Income tax payable	255,835	—
Discontinued operations, net	—	129,471

Total current liabilities	8,077,372	6,525,110
Long-term debt, excluding current installments	68,306	93,458
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 14,814,604 shares in 2003 and 14,705,901 shares in 2002	148,146	147,059
Additional paid-in capital	31,891,630	31,773,067
Retained earnings	12,364,767	11,786,257

	44,404,543	43,706,383
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	29,089,089	28,390,929

Total liabilities and stockholders' equity	$37,234,767	$35,009,497

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net operating revenues	$37,433,286	$33,785,375	$38,378,933
Cost of revenues	28,817,635	28,165,750	34,484,145

Gross profit	8,615,651	5,619,625	3,894,788
Selling and administrative expenses:
Selling	3,209,321	3,098,742	2,756,768
Administrative	4,430,137	4,505,127	5,362,318

Total selling and administrative expenses	7,639,458	7,603,869	8,119,086

Income (loss) from operations	976,193	(1,984,244)	(4,224,298)
Interest income	87,168	14,821	18,239
Interest expense	(39,296)	(66,195)	(321,970)
Gain (loss) on disposal of assets, net	136,056	243,238	(476,531)
Other income (expense)	(86,140)	38,186	(16,263)

Income (loss) from continuing operations before income taxes	1,073,981	(1,754,194)	(5,020,823)
Income tax (expense) benefit	(495,471)	(827,997)	1,644,440

Income (loss) from continuing operations	578,510	(2,582,191)	(3,376,383)
Discontinued operations:
Loss from operations of discontinued audiovisual segment (net of Federal tax benefit of $146,573 and $341,109 for 2002 and 2001, respectively)	—	(407,687)	(676,245)
Loss on disposal of audiovisual segment (net of Federal tax benefit of $316,708 in 2002)	—	(614,785)	—

Loss from discontinued operations	—	(1,022,472)	(676,245)

Net income (loss)	$578,510	$(3,604,663)	$(4,052,628)

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.05	$(0.21)	$(0.27)
Net income (loss) per share from discontinued operations	—	(0.08)	(0.05)

Basic net income (loss) per share	$0.05	$(0.29)	$(0.32)

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.04	$(0.21)	$(0.27)
Net income (loss) per share from discontinued operations	—	(0.08)	(0.05)

Diluted net income (loss) per share	$0.04	$(0.29)	$(0.32)

Weighted average shares outstanding:
Basic	12,637,880	12,572,442	12,518,724

Diluted	13,186,968	12,572,442	12,518,724

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2003, 2002 and 2001

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2000	$—	146,105	31,734,787	19,443,548	(15,315,454)	36,008,986
Net loss	—	—	—	(4,052,628)	—	(4,052,628)
Issuance of 35,630 shares of common stock under the employees stock purchase plan	—	356	14,964	—	—	15,320

Balance at December 31, 2001	$—	146,461	31,749,751	15,390,920	(15,315,454)	31,971,678
Net loss	—	—	—	(3,604,663)	—	(3,604,663)
Issuance of 20,000 shares of common stock upon exercise of stock options	—	200	7,000	—	—	7,200
Issuance of 39,794 shares of common stock under the employees stock purchase plan	—	398	16,316	—	—	16,714

Balance at December 31, 2002	$—	147,059	31,773,067	11,786,257	(15,315,454)	28,390,929
Net income	—	—	—	578,510	—	578,510
Issuance of 77,856 shares of common stock upon exercise of stock options	—	779	88,924	—	—	89,703
Issuance of 30,847 shares of common stock under the employees stock purchase plan	—	308	12,954	—	—	13,262
Income tax benefit related to stock option plans	—	—	16,685	—	—	16,685

Balance at December 31, 2003	$—	148,146	31,891,630	12,364,767	(15,315,454)	29,089,089

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$578,510	$(3,604,663)	$(4,052,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	—	1,022,472	676,245
Provision for doubtful accounts and notes	345,634	273,766	1,126,760
Depreciation of plant and equipment	1,163,196	1,457,611	1,905,903
Other amortization	40,743	16,979	327,828
Goodwill impairment	—	43,653	115,055
(Gain) loss on disposal of fixed assets	(136,056)	(243,238)	476,424
Deferred income taxes	—	1,322,515	(244,040)
Changes in assets and liabilities:
Accounts and notes receivable	(1,329,407)	1,947,502	(632,008)
Inventories	(428,128)	2,894,187	7,782,207
Other current assets	(622,691)	(196,500)	(127,044)
Accounts payable	1,084,959	(618,064)	506,226
Warranty reserves	(600,140)	288,433	352,777
Accrued group health insurance claims	(122,998)	(156,044)	169,605
Other accrued expenses	1,057,665	(218,477)	(626,416)
Current income taxes	1,026,055	1,328,713	168,706
Goodwill	—	(43,653)	(41,608)
Other assets	(12,524)	205,991	(154,690)

Net cash provided by operating activities of continuing operations	2,044,818	5,721,183	7,729,302

Cash flows from investing activities:
Capital expenditures	(406,717)	(182,217)	(306,967)
Proceeds from sale of assets	290,000	589,407	210,266

Net cash provided by (used in) investing activities of continuing operations	(116,717)	407,190	(96,701)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	1,875,000
Payments on long-term debt	(18,740)	(1,760,496)	(125,000)
Net payments on line of credit	—	—	(8,870,000)
Proceeds from employee stock purchase plan	13,262	16,714	15,320
Proceeds from exercise of stock options	89,703	7,200	—

Net cash provided by (used in) financing activities of continuing operations	84,225	(1,736,582)	(7,104,680)
Net cash contributed to (from) continuing operations from (to) discontinued operations	473,231	(215,100)	(178,064)

Net increase in cash and cash equivalents	2,485,557	4,176,691	349,857
Cash and cash equivalents at beginning of year	6,276,011	2,099,320	1,749,463

Cash and cash equivalents at end of year	$8,761,568	$6,276,011	$2,099,320

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

1.     Company

        Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries Strong Westrex, Inc. and Design & Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant products. The Company's products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience stores. Refer to the Business Segment Section (note 15) for further information.

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

c.
Allowance for Doubtful Accounts

        Accounts receivable are presented net of an allowance for doubtful accounts of $512,962 and $553,297 for 2003 and 2002, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

d.
Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

e.
Goodwill and Intangible Assets

        The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions ("goodwill") in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's estimated fair value. All recorded goodwill is attributed to the Company's theatre segment.

        Other intangible assets are stated at cost and amortized on a straight-line basis over the expected periods to be benefited (25 to 36 months).

f.
Property, Plant and Equipment

        Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes, assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, 3 to 10 years for machinery and equipment, 7 years for furniture and fixtures and 3 years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes.

g.
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

h.
Revenue Recognition

        The Company recognizes revenue from product sales upon shipment or delivery of the service to the customer when collectibility is reasonably assured, unless the criteria of EITF 00-21, Revenue Arrangements with Multiple Deliverables, require deferral of revenue and recognition until receipt of goods by the customer or installation and customer acceptance based on the terms of the sales agreement.

        The Company enters into transactions that represent multiple element arrangements, which may include a combination of services and asset sales. Multiple element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

  •
  The delivered item(s) has value on a standalone basis

  •
  There is objective and reliable evidence of the fair value of the undelivered item(s)

  •
  If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

        If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item.

i.
Research and Development

        Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $590,000, $517,000 and $497,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

j.
Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $989,000, $962,000 and $836,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

k.
Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instruments could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts and notes receivable, debt, accounts and notes payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values.

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

        The following table provides a reconciliation between basic and diluted income (loss) per share:

	Years Ended December 31,
	2003	2002	2001
Basic income (loss):
Income (loss) applicable to common stock	$578,510	$(3,604,663)	$(4,052,628)
Weighted average common shares outstanding	12,637,880	12,572,442	12,518,724

Basic income (loss) per share	$0.05	$(0.29)	$(0.32)

Diluted income (loss):
Income (loss) applicable to common stock	$578,510	$(3,604,663)	$(4,052,628)
Weighted average common shares outstanding	12,637,880	12,572,442	12,518,724
Assuming conversion of options outstanding	549,088	—	—

Weighted average common shares outstanding, as adjusted	13,186,968	12,572,442	12,518,724

Diluted income (loss) per share	$0.04	$(0.29)	$(0.32)

        Because the Company reported net losses for the years ended December 31, 2002 and 2001, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income for these years, there would have been 108,429 and 72,413 additional shares, respectively, in the calculation.

        At December 31, 2003, options to purchase 557,650 shares of common stock at a weighted average price of $5.94 per share were outstanding, but were not included in the computation of net income per share—diluted for the year ended December 31, 2003 as the options' exercise price was greater than the average market price of the common shares. These options expire between January 2004 and December 2008. At December 31, 2002, options to purchase 879,835 shares of common stock at a weighted average price of $4.60 per share were outstanding, but were not included in the computation of net loss per share—diluted for the year ended December 31, 2002 as the options' exercise price was greater than the average market price of the common shares.

n.
Stock Based Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company's common stock at the date of grant. Had compensation cost for the Company's stock compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, the Company's net income (loss), basic income (loss) per share and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$578,510	$(3,604,663)	$(4,052,628)
Stock-based compensation expense, determined under fair value based method, net of tax	(79,009)	(110,585)	(104,558)

Proforma net income (loss)	$499,501	$(3,715,248)	$(4,157,186)

Income (loss) per share—basic
As reported	$0.05	$(0.29)	$(0.32)

Proforma net income (loss) per share	$0.04	$(0.30)	$(0.33)

Income (loss) per share—diluted
As reported	$0.04	$(0.29)	$(0.32)

Proforma net income (loss) per share	$0.04	$(0.30)	$(0.33)

        The average fair value of each option granted in 2003, 2002 and 2001 was $0.75, $0.49 and $0.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	4.01%	5.11%	5.07%
Dividend yield	0%	0%	0%
Expected volatility	56.8%	73.6%	89.5%
Expected life in years	3-10	4-10	4-10
o.
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

        On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addressed accounting and reporting for the impairment or disposal of long-lived assets. The Company's most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.8 million at December 31, 2003. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

p.
Warranty Reserves

        The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary.

        The following table summarizes warranty activity for the three years ended December 31, 2003.

Warranty accrual at December 31, 2000	$690,963
Charged to expense	465,151
Amounts written off, net	(112,374)

Warranty accrual at December 31, 2001	$1,043,740
Charged to expense	632,862
Amounts written off, net	(344,429)

Warranty accrual at December 31, 2002	$1,332,173
Charged to expense	288,433
Amounts written off, net	(888,573)

Warranty accrual at December 31, 2003	$732,033

q.
Comprehensive Income

        The Company's comprehensive income consists solely of net income (loss). All other items were not material to the consolidated financial statements.

r.
Reclassifications

        Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

s.
Recently Issued Accounting Pronouncements

        During June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 was effective for the 2003 fiscal year. The adoption of this standard did not impact the Company's consolidated financial statements.

        On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 was effective for the 2003 fiscal year. The adoption of this standard did not impact the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plan closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not impact the Company's consolidated financial statements.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. It also requires disclosure of other obligations, such as warranties. At December 31, 2003, the Company does not have any guarantees. The Company has provided additional disclosures relating to its warranty reserves.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in progress at December 31, 2003.

        During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal 2003. The Company has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees. The Company has complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity(SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, Statement 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the Company's consolidated financial statements.

        In December 2003, the FASB revised FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities. For public entities that are not small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. As of December 31, 2003, management believes that FIN No. 46(R) will not have a significant effect on the Company's consolidated financial statements.

        In January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP106-1"). The Company has elected to defer accounting for the economic effects of the act, as permitted by FSP106-1 therefore, in accordance with FSP106-1, the accumulated postretirement benefit obligation or net periodic postretirement benefit cost included in the consolidated financial statements and disclosed above do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The final issued guidance could require a change to previously reported information.

3.     Discontinued Operations

        Effective December 31, 2002, the Company completed the sale of its audiovisual operating segment to the former general manager of the segment for proceeds of $200,000. The Company retained cash and cash equivalents, accounts receivables and certain payables recorded at December 31, 2002. The Company recorded an after-tax charge of $1,022,472 in 2002 relating to after-tax operating losses of $407,687 and an after-tax loss of $614,785 from the sale or impairment of the assets. During 2001, the Company recorded an after-tax operating loss from the segment of $676,245. The disposal of the segment was treated as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.    The consolidated financial statements reflect the impact on assets, liabilities and operations as discontinued operations for all comparative years presented.

        Selected information from discontinued operations for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001
Revenue	$3,348,296	$3,969,174

Net loss from discontinued operations	$(407,687)	$(676,245)
Net loss on disposal of discontinued operations	(614,785)	—

Net loss	$(1,022,472)	$(676,245)

        Interest expense from bank debt allocated to discontinued operations was based on the ratio of total assets of the segment in relation to consolidated assets.

        The net assets of the discontinued operations as of December 31, 2002 were as follows:

Assets:
Cash and cash equivalents	$386,104
Trade accounts receivable, net	216,598

Total assets	$602,702

Liabilities:
Accounts payable	$35,971
Accrued expenses	2,839
Accrued group health insurance claims	90,661
Due to parent	473,231

Total liabilities	$602,702

4.     Sale of Rental Assets and Operations

        On July 31, 2002, the Company sold certain rental assets and operations of Xenotech Rental Corp. in North Hollywood, California to the subsidiary's former general manager for proceeds of $500,000. The Company recorded a gain of approximately $175,000 on the sale. The Company retained all cash, accounts receivable, inventory and payable amounts recorded at the time of sale. In January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia. In connection with the transaction, certain assets were segregated and sold in two separate transactions to the general manager of each location for an aggregate of $290,000. The Company retained all cash, accounts receivable, inventory and payable balances recorded at the time of sale. The Company recorded an aggregate gain of approximately $136,000 from these sales transactions during 2003. The assets and operating results of the operations sold were not material to the consolidated financial statements.

5.     Intangible Assets

        Intangible assets consist of the following:

	At December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(53,792)	60,121
Trademarks	1,000	(680)	320
Non-competition agreement	6,882	(3,250)	3,632

	$3,842,538	(1,311,246)	2,531,292

	At December 31, 2002
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(15,823)	98,090
Trademarks	1,000	(200)	800
Non-competition agreement	6,882	(956)	5,926

	$3,842,538	(1,270,503)	2,572,035

        SFAS No. 142, effective January 1, 2002, requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Consequently, the Company stopped amortizing goodwill on January 1, 2002. In applying SFAS No. 142, the Company performed the annual reassessment and impairment test in the fourth quarter of 2003 and determined that goodwill was not impaired.

        Assuming the provisions of SFAS No. 142 had been implemented as of January 1, 2001, adjusted net income (loss) would have been as follows:

	Years Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$578,510	$(3,604,663)	$(4,052,628)
Goodwill amortization	—	—	327,828
Tax benefit of goodwill amortization	—	—	(95,105)

Adjusted net income (loss)	$578,510	$(3,604,663)	$(3,819,905)

Basic income (loss) per share:
As reported	$0.05	$(0.29)	$(0.32)
Goodwill amortization	—	—	0.01

Adjusted basic income (loss) per share	$0.05	$(0.29)	$(0.31)

Diluted income (loss) per share:
As reported	$0.04	$(0.29)	$(0.32)
Goodwill amortization	—	—	0.01

Adjusted diluted income (loss) per share	$0.04	$(0.29)	$(0.31)

        During the year ended December 31, 2001, the Company determined the goodwill associated with certain activities relating to Xenotech Strong, Inc. was impaired and the remaining balance of approximately $115,000 was written off. The write-off was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the value of the goodwill. During the year ended December 31, 2002, additional goodwill of approximately $44,000 resulting from these activities was written off.

        During 2002, the Company purchased certain intangible assets pertaining to an asset purchase agreement between the Company and Forest Industrial Tool, Inc. The assets were recorded based on the present value of future cash payments under the agreement. The Company is amortizing these intangibles on a straight-line basis over the expected periods to be benefited (25 to 36 months).

        The Company recorded amortization expense relating to goodwill of $327,828 for 2001. The Company recorded amortization expense relating to other identifiable intangible assets of $40,743, $16,979 and $0 for 2003, 2002 and 2001, respectively. Future amounts of amortization expense of other identifiable intangible assets are as follows: 2004 - $40,585 and 2005 - $23,488.

6.     Inventories

        Inventories consist of the following:

	December 31,
	2003	2002
Raw materials and components	$8,851,894	$9,110,273
Work in process	1,751,093	1,231,863
Finished goods	1,856,865	1,689,588

	$12,459,852	$12,031,724

        The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,157,000 and $1,554,000 as of December 31, 2003 and 2002, respectively.

7.     Property, Plant and Equipment

        Property, plant and equipment include the following:

	December 31,
	2003	2002
Land	$343,500	$343,500
Buildings and improvements	4,558,692	4,523,563
Machinery and equipment	8,788,622	9,105,152
Office furniture and fixtures	1,770,839	1,707,165
Construction in process	14,639	31,019

	15,476,292	15,710,399
Less accumulated depreciation	9,681,357	9,005,041

Net property, plant and equipment	$5,794,935	$6,705,358

8.     Debt

        On March 10, 2003, the Company entered into a revolving credit facility the ("credit facility") with First National Bank of Omaha ("First National Bank"). On August 31, 2003, the credit facility was extended to August 30, 2004. The credit facility was amended again in February 2004 to change certain restrictive covenants. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at December 31, 2003. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at December 31, 2003) and pays a fee of 0.375% on the unused portion. The credit facility contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends and matures on August 31, 2004, or such later date as is approved in writing by First National Bank. All of the Company's personal property and stock in its subsidiaries secure this credit facility.

        During 2002, the Company paid off all outstanding amounts under a credit facility with General Electric Capital Corporation ("GE Capital") and the facility was terminated. The Company paid a prepayment fee of $100,000 to GE Capital in accordance with certain terms of the credit facility and also expensed approximately $57,000 of deferred loan fees.

        Long-term debt at December 31, 2003 consisted entirely of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt as of December 31, 2003 are as follows: 2004 - $24,253; 2005 - $25,935; 2006 - $27,762; and 2007 - $14,609.

9.     Income Taxes

        Total income tax (expense) benefit was allocated as follows:

	Years Ended December 31,
	2003	2002	2001
Continuing operations	$(495,471)	$(827,997)	$1,644,440
Discontinued operations	—	463,281	341,109

	$(495,471)	$(364,716)	$1,985,549

        Income (loss) from continuing operations before income taxes consists of:

	Years Ended December 31,
	2003	2002	2001
United States	$874,269	$(1,829,598)	$(5,097,390)
Foreign	199,712	75,404	76,567

	$1,073,981	$(1,754,194)	$(5,020,823)

        Income tax (expense) benefit attributable to income (loss) from continuing operations consists of:

	Years Ended December 31,
	2003	2002	2001
Current:
Federal benefit (expense)	$(438,493)	$438,161	$1,282,651
State benefit (expense)	(24,700)	70,000	130,000
Foreign expense	(32,278)	(13,643)	(12,251)
Deferred	—	(1,322,515)	244,040

	$(495,471)	$(827,997)	$1,644,440

        Income tax (expense) benefit attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income (loss) from continuing operations as follows:

	Years Ended December 31,
	2003	2002	2001
Expected tax benefit (expense)	$(365,154)	$596,426	$1,707,080
State income taxes, net of federal effect	(16,302)	46,200	85,800
Non-deductible amortization	—	—	(16,356)
Valuation allowance	(65,793)	(1,428,074)	—
Other	(48,222)	(42,549)	(132,084)

	$(495,471)	$(827,997)	$1,644,440

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2003	2002
Deferred tax assets:
Non-deductible accruals	$459,331	$122,634
Inventory reserves	455,261	588,412
Warranty reserves	248,891	452,938
State NOL	175,597	200,000
Uncollectible receivable reserves	174,407	207,539
Non-deductible misappropriation	159,072	—
Accrued group health insurance claims	131,550	204,194
Other	46,063	86,119

Total deferred tax assets	1,850,172	1,861,836
Valuation allowance	(1,493,867)	(1,428,074)

Net deferred tax assets	356,305	433,762
Deferred tax liability—depreciation and amortization	(356,305)	(433,762)

Net deferred tax assets	$—	$—

        During 2003, management assessed the adequacy of the Company's deferred tax valuation allowance and determined an increase in the valuation reserve for certain deferred tax assets would be required. Accordingly, the Company recorded an additional valuation allowance of $65,793 that is included in income tax expense, bringing the total allowance to $1,493,867 at December 31, 2003. The circumstances considered relevant in this determination included the expiration of NOL carrybacks, and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets following December 31, 2003. As of December 31, 2003, the Company had state NOL carryforwards available to offset future state taxable income which are set to expire beginning in 2006 and thereafter.

10.   Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2003	2002	2001
Interest paid	$39,296	$88,578	$336,903

Income taxes paid	$523,033	$5,188	$41,980

Present value of intangible assets and liabilities acquired	$—	$121,795	$—

Income tax benefit related to stock option plans	$16,685	$—	$—

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

12.   Common Stock

a.
Option Plans

        The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan for employees, ("1995 Stock Option Plan"), a 1995 Non-Employee Directors Non-Incentive Stock Option Plan and a 2001 Non-Employee Directors Stock Option Plan (the "Plans"). A total of 1,449,494 shares of Ballantyne common stock have been reserved for issuance pursuant to these Plans at December 31, 2003. The 1995 Stock Option Plan provides for the granting of incentive and non-incentive stock options while the 1995 and 2001 Non-Employee Directors Stock Option Plans provide for the granting of non-incentive stock options only. The purpose of the 2001 Non-Employee Directors Stock Option Plan was to enable the Company to grant options to purchase Company stock to its non-employee directors in lieu of all or part of the cash retainer otherwise paid to them for service on the Board. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne common stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424 (d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne common stock on the date of grant.

        The following table summarizes stock option activity for the three years ended December 31, 2003.

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2000	1,210,849	$5.56
Granted	194,309	0.68
Exercised	—	—
Forfeited	(376,093)	7.41

Options outstanding at December 31, 2001	1,029,065	$4.03
Granted	502,250	0.61
Exercised	(20,000)	0.36
Forfeited	(66,231)	4.99

Options outstanding at December 31, 2002	1,445,084	$2.99
Granted	211,250	1.09
Exercised	(77,856)	1.15
Forfeited	(115,874)	4.33

Options outstanding at December 31, 2003	1,462,604	$2.69

Options exercisable at December 31, 2003	1,309,895	$2.89

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options outstanding at December 31, 2003			Exercisable at December 31, 2003
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.36 to 1.19	904,954	6.96	$0.70	752,245	6.76	$0.63
2.50 to 2.53	292,525	1.65	2.51	292,525	1.65	2.51
7.30 to 11.94	265,125	3.48	9.72	265,125	3.48	9.72

$0.36 to 11.94	1,462,604	5.27	$2.69	1,309,895	4.96	$2.89

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

b.
Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan (the "Plan") provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2003, 393,729 shares of common stock remained available for issuance under the Plan.

13.   Commitments, Contingencies and Concentrations

a.
Profit Sharing Plan

        The Company has in place a profit sharing plan for key management employees. Amounts paid pursuant to the plan are based upon the attainment of specific operating levels that are established by the Board of Directors. No amounts were paid for the years ended December 31, 2003, 2002 and 2001.

b.
Retirement Plan

        The Company sponsors a defined contribution 401-k plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 6% of their compensation. The Company will match 50% of the amount deferred. Employees may also defer an additional amount of up to 9% of the employee's compensation for the year with no matching contribution. The contributions made to the Plan by the Company for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $177,000, $208,000 and $200,000, respectively.

c.
Postretirement Health Care

        The Company sponsors a postretirement health care plan (the "Plan") for certain current and former executives and their spouses. The Company's policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits are accrued over the employees' service lives.

        In accordance with SFAS No., 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the funded status of the Plan, reconciled to the accrued postretirement benefit cost recognized in the Company's consolidated balance sheet at December 31, 2003.

Reconciliation of benefit obligation
Benefit obligation at beginning of year	$—
Service cost	8,584
Interest cost	19,632
Benefits paid, net of contributions	(16,189)
Actuarial (gain) or loss	23,241
Current year prior service cost	296,485

Benefit obligation at end of year	$331,753

Reconciliation of funded status
Funded status	$(331,753)
Unrecognized actuarial (gain) or loss	23,241
Unrecognized prior service cost	76,130

Net amount recognized at year-end	$(232,382)

Amounts recognized in the consolidated balance sheet consists of:
Accrued benefit liability	$(232,382)

Net amount recognized at year-end, included in other liabilities	$(232,382)

        The following table provides the components of net periodic benefit cost for the plan for 2003.

Service cost	$8,584
Interest cost	19,632
Prior year service cost	193,485
Amortization of prior-service cost	26,870

Net periodic benefit cost	$248,571

        The prior year service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the benefit obligation are amortized over the average remaining service period of active participants.

        The Plan is unfunded and thus has no assets. The discount rate at December 31, 2003 was 6.25%. For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually each year to a rate of 6% for 2011 and remain at that level thereafter. The Company expects to pay $18,000 under the Plan in 2004.

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$3,959	$(3,474)

Effect on the health care component of the accumulated postretirement benefit obligation	$45,157	$(39,491)

        In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act established a prescription drug benefit under Medicare, known as "Medicare Part D" and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

        In January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP 106-1"). The Company has elected to defer accounting for the economic effects of the act, as permitted by FSP 106-1. Therefore, in accordance with FSP106-1, the accumulated postretirement benefit obligation or net periodic postretirement benefit cost included in the consolidated financial statements and disclosed above does not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The final issued guidance could require a change to previously reported information.

d.
Concentrations

        The Company's top ten customers accounted for approximately 39% of 2003 consolidated net revenues from continuing operations. The top ten customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 51% of net consolidated receivables from continuing operations at December 31, 2003. Additionally, receivables from two customers each represented over 10% of net consolidated receivables from continuing operations at

December 31, 2003. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

        Sales to foreign customers were approximately $14,400,000, $14,800,000 and $12,600,000 for 2003, 2002 and 2001, respectively. Sales to Europe fell to approximately $2.0 million compared to $2.5 million a year ago. Sales to Asia decreased to $6.3 million compared to $6.5 million in 2002. However, sales to Canada, Mexico and Latin America rose in 2003 compared to the prior year. The volatility in the foreign marketplaces is attributed to economic and political conditions in certain areas of the world, volatile exchange rates and demand for theatre construction.

e.
Leases

        The Company and its subsidiaries lease office facilities, furniture, autos and equipment under operating leases expiring through 2008. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements was approximately $108,000, $476,000 and $465,000 for 2003, 2002, and 2001, respectively.

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

        The following is a schedule of future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003:

	2004	2005	2006	2007	2008
Operating leases	$180,164	$141,976	$70,613	$4,885	$897
Sublease rentals	(87,304)	(87,304)	(36,377)	—	—

Net	$92,860	$54,672	$34,236	$4,885	$897

f.
Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2003 and 2002 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company's policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.
Litigation

        The Company is a party to various legal actions that have arisen in the normal course of business. These actions involve normal business issues such as products liability.

        The Company was a defendant in an asbestos-related lawsuit at December 31, 2003 in a case in the Supreme Court of the State of New York entitled Prager v. A.W. Chesterton Company, et. al., including Ballantyne. During February 2004, the Company settled the lawsuit. The Company accrued the settlement amount in other accrued expenses in the accompanying consolidated financial statements.

        The Company is also a defendant in two other asbestos cases. One entitled Bercu v. BICC Cables Corporation, et.al., including Ballantyne in the Supreme Court of the State of New York and one entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. Ballantyne of Omaha, Inc. in Madison County, Illinois. In both cases, there are numerous defendants including Ballantyne. At this time, neither case has progressed to a stage where the likely outcome can be determined nor the amount of damages, if any. An adverse resolution of these matters could have a material effect on the financial position of the Company.

        The Company currently has a claim for approximately $0.4 million pending against it arising out of the bankruptcy of a customer filed in 2002. The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The claim was brought against the Company in the fourth quarter of 2003. Ballantyne has recorded an accrual with respect to this contingency in an amount less than the full amount of the claim that represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim. Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount.

h.
Environmental

        The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party (PRP) due to ownership of the property. Estimates of Ballantyne's liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At December 31, 2003, the Company has provided for management's estimate of the Company's exposure relating to this matter.

i.
Contingencies

        In October 2003, management identified that an administrative-level employee misappropriated funds from the Company. The actions took place from 1998 through October 2003, when the employee was terminated. As a result of the investigation by the Company's management and audit committee, the total loss was determined to be approximately $768,000 over the five-year-period. The additional expenses incurred due to the misappropriation of funds were primarily recorded and expensed by the Company as selling expenses in the years when the fraudulent expense claims were submitted by the former employee. In December 2003, the Company recorded a receivable for $300,000 of recoveries known at the time from insurance and other sources. The Company continues to pursue other recovery and restitution possibilities.

14.   Notes Receivable

        During 2001, the Company determined certain notes and credits for returned lenses due from Optische Systeme Gottingen Isco-Optic AG. ("Optische Systeme") were impaired. Optische Systeme is the Company's sole supplier of lenses and agreed to pay the Company a total of $375,000 due in fifteen equal installments of $25,000 beginning in July 2002. As of December 31, 2003, all amounts have been received under the notes.

15.   Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        As of December 31, 2003, the Company's operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. The Company's audiovisual segment was disposed of effective December 31, 2002 and has been reflected as discontinued operations (see note 3). Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. During January 2003, the Company disposed of its remaining lighting rental operations. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. During the fourth quarter of 2003, the Company made the decision to phase out its restaurant equipment product line, which accounted for $0.8 million in sales or 47% of total segment sales in 2003. Going forward, the Company will continue to supply parts and service to its installed equipment customer base. Ballantyne will also continue to distribute its "Flavor-Crisp" marinade and breading products as well as support its "Chicken-On-The-Run" and "BBQ-On-The-Run" programs. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	2003	2002	2001
Net revenue
Theatre	$32,562,367	$28,133,404	$31,317,365
Lighting
Sales	3,162,171	3,395,264	4,049,222
Rentals	—	894,167	1,367,438

Total lighting	3,162,171	4,289,431	5,416,660
Restaurant	1,708,748	1,362,540	1,644,908

Total revenue	$37,433,286	$33,785,375	$38,378,933

Gross profit
Theatre	$7,515,711	$4,437,702	$3,134,882
Lighting
Sales	785,551	1,081,053	1,077,710
Rentals	—	(139,260)	(533,538)

Total lighting	785,551	941,793	544,172
Restaurant	314,389	240,130	215,734

Total gross profit	8,615,651	5,619,625	3,894,788
Selling and administrative expenses	(7,639,458)	(7,603,869)	(8,119,086)

Operating income (loss)	976,193	(1,984,244)	(4,224,298)
Other income (expense)	(86,140)	38,186	(16,263)
Net interest income (expense)	47,872	(51,374)	(303,731)
Gain (loss) on disposal of assets	136,056	243,238	(476,531)

Income (loss) from continuing operations before income taxes	$1,073,981	$(1,754,194)	$(5,020,823)

Identifiable assets
Theatre	$32,924,370	$29,347,178	$35,058,198
Lighting	2,943,804	3,556,570	3,437,870
Restaurant	1,366,593	1,503,047	1,104,768
Discontinued	—	602,702	2,096,820

Total	$37,234,767	$35,009,497	$41,697,656

Expenditures on capital equipment
Theatre	$349,305	$133,544	$241,305
Lighting	49,038	45,847	65,662
Restaurant	8,374	2,826	—
Discontinued	—	147,973	398,588

Total	$406,717	$330,190	$705,555

Depreciation and amortization
Theatre	$1,097,008	$1,183,570	$1,546,178
Lighting	75,248	247,466	687,553
Restaurant	31,683	43,554	—
Discontinued	—	517,909	603,309

Total	$1,203,939	$1,992,499	$2,837,040

Gain (loss) on disposal of long-lived assets and goodwill
Theatre	$—	$(13,709)	$—
Lighting	136,056	213,294	(591,479)
Restaurant	—	—	—
Discontinued	—	(930,243)	(107)

Total	$136,056	$(730,658)	$(591,586)

Summary by Geographical Area

	2003	2002	2001
Net revenue
United States	$22,988,646	$19,000,276	$25,757,053
Canada	860,712	708,115	942,606
Asia	6,332,108	6,509,535	4,165,820
Mexico and South America	4,971,733	4,577,170	3,545,370
Europe	1,988,913	2,531,992	3,232,737
Other	291,174	458,287	735,347

Total	$37,433,286	$33,785,375	$38,378,933

Identifiable assets
United States	$35,690,521	$33,653,366	$40,551,648
Asia	1,544,246	1,356,131	1,146,008

Total	$37,234,767	$35,009,497	$41,697,656

        Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

16.   Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2003, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003:
Net revenue	$7,529,510	9,440,461	9,411,274	11,052,041
Income (loss) from continuing operations	(384,095)	557,460	183,241	221,904
Basic and diluted income (loss) per share:
Basic income (loss) from continuing operations	(0.03)	0.04	0.01	0.02
Diluted income (loss) from continuing operations	(0.03)	0.04	0.01	0.02
Stock price:
High	0.87	1.35	1.83	2.95
Low	0.61	0.80	1.25	1.70
2002:
Net revenue	$9,158,659	7,261,052	9,678,138	7,687,526
Loss from continuing operations	(101,026)	(707,523)	(883,228)	(890,414)
Earnings (loss) from discontinued operations	(133,267)	(94,937)	(221,411)	41,928
Gain (loss) from disposal of discontinued operations	—	—	(631,869)	17,084
Basic and diluted loss per share:
Basic and diluted loss from continuing operations	(0.01)	(0.05)	(0.07)	(0.07)
Basic and diluted loss from discontinued operations	(0.01)	(0.01)	(0.07)	0.00
Stock price:
High	0.84	1.00	0.90	0.76
Low	0.53	0.61	0.44	0.44
2001:
Net revenue	$10,101,102	9,950,672	10,804,467	7,522,692
Loss from continuing operations	(561,099)	(718,037)	(485,669)	(1,611,578)
Earnings (loss) from discontinued operations	97,026	(221,179)	(360,764)	(191,328)
Basic and diluted loss per share:
Basic and diluted loss from continuing operations	(0.04)	(0.06)	(0.04)	(0.13)
Basic and diluted earnings (loss) from discontinued operations	0.00	(0.02)	(0.03)	(0.01)
Stock price:
High	0.81	0.90	0.90	0.65
Low	0.36	0.30	0.42	0.42

        Income (loss) per share is computed independently for each of the quarters. Therefore, the sum of the quarterly income (loss) per share may not equal the total for the year.

Schedule II

Ballantyne Of Omaha, Inc.
and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning— of year	Charged to costs and expenses (income)	Amounts written off(1)	Balance at end of year
Allowance for doubtful accounts and notes(2)
Year ended December 31, 2003— Allowance for doubtful accounts(3)	$553,297	(47,543)	(7,208)	512,962

Year ended December 31, 2002— Allowance for doubtful accounts	$828,278	273,766	548,747	553,297

Year ended December 31, 2001— Allowance for doubtful accounts	$950,790	1,126,760	1,249,272	828,278

Inventory reserves
Year ended December 31, 2003— Inventory reserves	$1,553,520	638,317	1,034,737	1,157,100

Year ended December 31, 2002— Inventory reserves	$2,345,956	1,255,305	2,047,741	1,553,520

Year ended December 31, 2001— Inventory reserves	$2,201,431	1,577,593	1,433,068	2,345,956

Warranty reserves
Year ended December 31, 2003— Warranty reserves	$1,332,173	288,433	888,573	732,033

Year ended December 31, 2002— Warranty reserves	$1,043,740	632,862	344,429	1,332,173

Year ended December 31, 2001— Warranty reserves	$690,963	465,151	112,374	1,043,740

(1)
The deductions from reserves are net of recoveries.

(2)
Excludes allowance for doubtful accounts from discontinued operations of $0, $23,940 and $60,705 for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)
Excludes charge of $393,177 relating to potential preferential payment relating to a past customer bankruptcy which is included as bad debt expense and in accrued liabilities in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls over financial reporting during the fourth fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2004, under the captions ELECTION OF DIRECTORS, LIST OF CURRENT EXECUTIVE OFFICERS OF THE COMPANY, and ADDITIONAL INFORMATION—Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee Financial Expert

        The Board of Directors of the Company has determined that Alvin Abramson, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Alvin Abramson (Chair), Dana C. Bradford and Mark D. Hasebroock.

Code of Ethics

        The Company has adopted a Code of Business Conduct and ethics for directors and officers. Shareholders may request a free copy from:

    Ballantyne of Omaha, Inc.
    Attention: The Secretary
    4350 McKinley Street
    Omaha, Nebraska 68112

Item 11. Executive Compensation

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2004, under the caption REPORT ON EXECUTIVE COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2004, under the captions GENERAL AND ELECTION OF DIRECTORS.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2004, under the captions CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 14. Principal Accountant Fees and Services

        Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement For the Annual Meeting of Stockholders to be held May 26, 2004, under the caption FEES INCURRED For KPMG LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	The following documents are filed as part of this report
	1.	Consolidated Financial Statements:
An Index to the Consolidated Financial Statements filed as a part of this Item 8.
	2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts is included on page 59.
Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.
b.	Reports on Form 8-K filed for the three months ended December 31, 2003:
	1.	The Company furnished its press release with financial information on the Company's quarter ended September 30, 2003 on Form 8-K dated November 14, 2003.
c.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K):
3.1	Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the "Form S-1").
3.1.1	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws of the Company as amended through August 24, 1995 (incorporated by reference to Exhibit 3.2 to the Form S-1).
3.2.1	First Amendment to Bylaws of the Company dated December 12, 2001 (incorporated by reference to Exhibit 3.2.1 to the Form 10-K for the year ended December 31, 2001).
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
4.2	Revolving Credit Agreement dated March 10, 2003 between the Company and First National Bank of Omaha (incorporated by reference to Exhibit 4.2 to the Form 10-K for the year ended December 31, 2002).

4.2.1
First Amendment to Revolving Credit Agreement dated August 31, 2003 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.1 to the Form 10-Q for the quarter ended September 30, 2003).
4.2.2	Second Amendment to Revolving Credit Agreement dated February 27, 2004 between the Company and First National Bank of Omaha, Inc.•
10.1	Form of 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Form S-1).*
10.1.1	First Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the quarter ended June 30, 1997).*
10.1.2	Second Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Form 10-Q for the quarter ended June 30, 1998).*
10.1.3	Third Amendment to the Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1999).*
10.1.4	Fourth Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7.4 to the Form 10-K for the year ended December 31, 2001).*
10.2	1995 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 1996).*
10.2.1	First Amendment to the 1995 Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1998).*
10.2.2	Second Amendment to 1995 Outside Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.2.3	Third Amendment to the 1995 Outside Director's Stock Option Plan (incorporated by reference to Exhibit 10.8.3 to the Form 10-K for the year ended December 31, 2001).*
10.3	Form of 2001 Non-Employee Director's Stock Option Plan (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.3.1	First Amendment to the 2001 Non-Employee Director's Stock Option Plan (incorporated by reference to Exhibit 10.8.6 to the Form 10-K for the year ended December 31, 2001).*
10.4	Fifth Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 2002).*
10.5	Form of 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.6	Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Form S-1).*
10.6.1	Amendment to the Profit Sharing Plan (incorporated by reference to Exhibit 10.11.1 to the 1996 Form 10-K).*

21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:
Name		Jurisdiction of Incorporation

a.	Strong Westrex, Inc.	Nebraska
b.	Xenotech Rental Corp.	Nebraska
c.	Design & Manufacturing, Inc.	Nebraska
d.	Xenotech Strong, Inc.	Nebraska
23	Consent of KPMG LLP.•
31.1	Section 302 Certification of Chief Executive Officer.•
31.2	Section 302 Certification of Chief Financial Officer.•
32.1	Section 906 Certifications.•

*
Management contract or compensatory plan.

•
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS John Wilmers, President, Chief Executive Officer, and Director	By:	/s/ BRAD FRENCH Brad French, Secretary/Treasurer and Chief Financial Officer
Date: March 30, 2004		Date: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II, Chairman
Date: March 30, 2004
By:	/s/ ALVIN ABRAMSON Alvin Abramson, Director
Date: March 30, 2004
By:	/s/ DANA BRADFORD Dana Bradford, Director
Date: March 30, 2004
By:	/s/ MARK D. HASEBROOCK Mark D. Hasebroock, Director
Date: March 30, 2004

Directors and Officers

OFFICERS

John Wilmers
President and Chief Executive Officer

Dan Faltin
Chief Operating Officer

Brad French
Secretary/Treasurer and
Chief Financial Officer

Ray F. Boegner
Senior Vice President

DIRECTORS

Alvin Abramson(1)(3)
Chairman of the Audit Committee

Dana Bradford (1)(2)
McCarthy Group, Inc.

Mark D. Hasebroock(1)(2)(3)
Niche Commerce, Inc.

William F. Welsh, II(2)(3)
Chairman of the Board

John Wilmers

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

Corporate Directory

Ballantyne of Omaha, Inc.
4350 McKinley Street
Omaha, NE 68112

(402) 453-4444
(402) 453-7238 (fax)

Shareholder Information

SHARES TRADED

OTC Bulletin Board
Symbol: BTNE

TRANSFER AGENT

Mellon Investor Services LLC
85 Challenger Road
Ridgefield Park, NJ 07660
(888) 213-0965
www.melloninvestor.com

COUNSEL

Marks, Clare & Richards, LLC
Omaha, Nebraska

Cline, Williams, Wright,
Johnson & Oldfather LLP
Omaha, Nebraska

AUDITORS

KPMG LLP
Omaha, Nebraska

BANKERS

First National Bank of Omaha
Omaha, Nebraska

ANNUAL MEETING

The Annual Meeting of Shareholders
will be held on May 26, 2004 at:
The Doubletree Guest Suites
7270 Cedar Street
Omaha, Nebraska 68124

For copies of annual and quarterly
reports, write to:

The Secretary
Ballantyne of Omaha, Inc.
4350 McKinley Street
Omaha, NE 68112

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
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2003 and 2002
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2003, 2002 and 2001
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity Years Ended December 31, 2003, 2002 and 2001
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Ballantyne Of Omaha, Inc. and Subsidiaries Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES