Form 10-Q
period 2004-03-31
BALLANTYNE OF OMAHA INC
filed 2004-05-12
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐                No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2004
Common Stock, $.01, par value	12,833,211 shares

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,536,271	$8,761,568
Accounts receivable (less allowance for doubtful accounts of $463,678 in 2004 and $512,962 in 2003)	6,304,626	6,698,725
Inventories, net	12,417,567	12,459,852
Other current assets	1,019,435	963,613
Total current assets	31,277,899	28,883,758
Property, plant and equipment, net	5,906,462	5,794,935
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	53,887	64,073
Other assets	24,757	24,782
Total assets	$39,730,224	$37,234,767

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$24,663	$24,253
Accounts payable	3,181,519	3,766,773
Warranty reserves	730,700	732,033
Accrued group health insurance claims	332,739	386,911
Customer deposits	2,512,838	566,434
Other accrued expenses	2,360,425	2,345,133
Income tax payable	578,752	255,835
Total current liabilities	9,721,636	8,077,372
Long-term debt, excluding current installments	61,984	68,306
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 14,821,604 shares in 2004 and 14,814,604 shares in 2003	148,216	148,146
Additional paid-in capital	31,894,080	31,891,630
Retained earnings	13,219,762	12,364,767
	45,262,058	44,404,543
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	29,946,604	29,089,089
Total liabilities and stockholders’ equity	$39,730,224	$37,234,767

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Net revenues	$11,297,412	$7,529,510
Cost of revenues	8,139,678	6,154,183
Gross profit	3,157,734	1,375,327

Selling and administrative expenses:
Selling	744,047	774,134
Administrative	1,031,198	1,131,918
Total selling and administrative expenses	1,775,245	1,906,052
Income (loss) from operations	1,382,489	(530,725)

Interest income	12,436	12,654
Interest expense	(11,077)	(2,883)
Gain on disposal of assets, net	800	136,056
Other income (expense)	(40,751)	3,083

Income (loss) before income taxes	1,343,897	(381,815)
Income tax expense	(488,902)	(2,280)
Net income (loss)	$854,995	$(384,095)

Basic net income (loss) per share	$0.07	$(0.03)
Diluted net income (loss) per share	$0.06	$(0.03)

Weighted average shares outstanding:
Basic	12,722,261	12,608,096
Diluted	13,526,233	12,608,096

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$854,995	$(384,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	36,000	36,000
Depreciation of plant and equipment	280,342	305,954
Other amortization	10,186	10,184
Gain on disposal of fixed assets	(800)	(136,056)
Changes in assets and liabilities:
Accounts and notes receivable	358,099	639,394
Inventories	42,285	(340,235)
Income taxes	322,917	(571)
Other current assets	(55,822)	(35,331)
Other assets	25	(80,684)
Accounts payable	(585,254)	58,124
Warranty reserves	(1,333)	(122,553)
Accrued group health insurance claims	(54,172)	208,430
Customer deposits	1,946,404	198,622
Other accrued expenses	15,292	187,132
Net cash provided by operating activities	3,169,164	544,315

Cash flows from investing activities:
Capital expenditures	(391,869)	(64,023)
Proceeds from sale of assets	800	290,000
Net cash provided by (used in) investing activities	(391,069)	225,977

Cash flows from financing activities:
Payments on long-term debt	(5,912)	(3,573)
Proceeds from exercise of stock options	2,520	—
Net cash used in financing activities	(3,392)	(3,573)

Net cash contributed to continuing operations from discontinued operations	—	461,142
Net increase in cash and cash equivalents	2,774,703	1,227,861
Cash and cash equivalents at beginning of period	8,761,568	6,276,011
Cash and cash equivalents at end of period	$11,536,271	$7,503,872

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2004 and 2003

(Unaudited)

1.                                      Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc. and Design & Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant products. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience stores. Refer to the Business Segment Section (note 11) for further information.

2.                                      Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.                                       Basis of Presentation and Principles of Consolidation

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K filing.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal 2003.

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

c.                                       Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts of $463,678 and $512,962 at March 31, 2004 and December 31, 2003, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

d.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

e.                                       Goodwill and Intangible Assets

The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions (“goodwill”) in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. All recorded goodwill is attributed to the Company’s theatre segment.

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

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item.

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

j.                                          Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

k.                                       Income (Loss) Per Common Share

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

The following table provides a reconciliation between basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2004	2003

Basic income (loss):
Income (loss) applicable to common stock	$854,995	$(384,095)
Weighted average common shares outstanding	12,722,261	12,608,096
Basic income (loss) per share	$0.07	$(0.03)

Diluted income (loss):
Income (loss) applicable to common stock	$854,995	$(384,095)
Weighted average common shares outstanding	12,722,261	12,608,096
Assuming conversion of options outstanding	803,972	—
Weighted average common shares outstanding, as adjusted	13,526,233	12,608,096

Diluted income (loss) per share	$0.06	$(0.03)

Because the Company reported a net loss for the three months ended March 31, 2003, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive and would result in a reduction in loss per share. If the Company had reported net income for that period, there would have been 190,893 additional shares in the calculation.

At March 31, 2004, options to purchase 281,500 shares of common stock at a weighted average price of $8.90 per share were outstanding, but were not included in the computation of net income per share—diluted for the three months ended March 31, 2004 as the options’ exercise prices were greater than the average market price of the common shares. These options expire between June 2005 and January 2014. At March 31, 2003, options to purchase 767,506 shares of common stock at a weighted average price of $5.19 per share were outstanding, but were not included in the computation of net loss per share—diluted for the three months ended March 31, 2003 as the options’ exercise prices were greater than the average market price of the common shares.

l.                                          Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, the Company’s net income (loss), basic income (loss) per share and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003

Net income (loss):
As reported	$854,995	$(384,095)
Stock-based compensation expense, determined under fair value based method, net of tax	(26,148)	(43,180)
Proforma net income (loss)	$828,847	$(427,275)
Income (loss) per share-basic
As reported	$0.07	$(0.03)
Proforma net income (loss) per share	$0.07	$(0.03)
Income (loss) per share-diluted
As reported	$0.06	$(0.03)
Proforma net income (loss) per share	$0.06	$(0.03)

The average fair value of each option granted in 2004 and 2003 was $2.23 and $0.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003

Risk-free interest rate	4.01%	5.11%
Dividend yield	0%	0%
Expected volatility	61.6%	71.1%
Expected life in years	3-10	3-10

m.                                    Long-Lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.9 million at March 31, 2004. The recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows which may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

n.                                      Warranty Reserves

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended March 31,
	2004	2003

Balance at beginning of period	$732,033	$1,332,173
Charged to expense	87,601	110,699
Amounts written off, net	(88,934)	(233,252)
Balance at end of period	$730,700	$1,209,620

o.                                      Comprehensive Income

The Company’s comprehensive income consists solely of net income (loss). All other items were not material to the consolidated financial statements.

p.                                      Litigation

The Company is a party to various legal actions that have arisen in the normal course of business. These actions involve normal business issues such as products liability.

During February 2004, the Company settled an asbestos-related lawsuit in a case in the Supreme Court of the State of New York entitled Prager v. A.W. Chesterton Company, et. al., including Ballantyne.  The Company has recorded the settlement amount in other accrued expenses in the accompanying consolidated balance sheet as of March 31, 2004.

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

q.                                      Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party (PRP) due to ownership of the property. Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At March 31, 2004, the Company has provided for management’s estimate of the Company’s exposure relating to this matter.

r.                                         Contingencies

In October 2003, management identified that an administrative-level employee misappropriated funds from the Company. The actions took place from 1998 through October 2003, when the employee was terminated. As a result of the investigation by the Company’s management and audit committee, the total loss was determined to be approximately $768,000 over the five-year-period. The additional expenses incurred due to the misappropriation of funds were primarily recorded and expensed by the Company as selling expenses in the years when the fraudulent expense claims were submitted by the former employee. In December 2003, the Company recorded a receivable for $300,000 of recoveries known at the time from insurance and other sources.  These amounts were received during the first quarter of 2004.  The Company continues to pursue other recovery and restitution possibilities.

s.                                       Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation.

t.                                         Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. It also requires disclosure of other obligations, such as warranties. At March 31, 2004 and December 31, 2003, the Company does not have any guarantees. The Company has provided additional disclosures relating to its warranty reserves.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in progress at March 31, 2004 and December 31, 2003.

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

In January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP 106-1”). The Company has elected to defer accounting for the economic effects of the act, as permitted by FSP 106-1 therefore, in accordance with FSP 106-1, the accumulated postretirement benefit obligation or net periodic postretirement benefit cost included in the consolidated financial statements do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The final issued guidance could require a change to previously reported information.

3.                                      Intangible Assets

Intangible assets consist of the following:

	At March 31, 2004 (Unaudited)
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(63,285)	50,628
Trademarks	1,000	(800)	200
Non-competition agreement	6,882	(3,823)	3,059
	$3,842,538	(1,321,432)	2,521,106

	At December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(53,792)	60,121
Trademarks	1,000	(680)	320
Non-competition agreement	6,882	(3,250)	3,632
	$3,842,538	(1,311,246)	2,531,292

4.                                      Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(unaudited)

Raw materials and components	$7,588,331	$8,851,894
Work in process	2,923,691	1,751,093
Finished goods	1,905,545	1,856,865
	$12,417,567	$12,459,852

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,429,000 and $1,157,000 as of March 31, 2004 and December 31, 2003, respectively.

5.                                      Property, Plant and Equipment

Property, plant and equipment include the following:

	March 31, 2004	December 31, 2003
	(unaudited)

Land	$343,500	$343,500
Buildings and improvements	4,557,086	4,558,692
Machinery and equipment	8,798,411	8,788,622
Office furniture and fixtures	1,803,170	1,770,839
Construction in process	363,401	14,639
	15,865,568	15,476,292
Less accumulated depreciation	9,959,106	9,681,357
Net property, plant and equipment	$5,906,462	$5,794,935

6.                                      Debt

The Company has a revolving credit facility (“credit facility”) with First National Bank of Omaha (“First National Bank”) expiring on August 30, 2004.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at March 31, 2004. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at March 31, 2004) and pays a fee of 0.375% on the unused portion. The credit facility also contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends of which the Company was compliant with at March 31, 2004.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at March 31, 2004 consists of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2004 and for each of the subsequent four years are as follows:  2004 - $18,341; 2005 - $25,935; 2006 - $27,762; and 2007 - $14,609.

7.                                      Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2004	2003

Interest paid	$7,285	$2,508
Income taxes paid	$129,035	$—

8.                                      Stockholder Rights Plan

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

9.                                      Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of March 31, 2004 and December 31, 2003 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

10.                               Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses.  The Company’s policy is to fund the cost of the Plan as expenses are incurred.  The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003

Service cost	$2,485	$2,146
Interest cost	5,559	4,908
Prior year service cost	—	193,485
Amortization of prior-service cost	6,718	6,718
Net periodic benefit cost	$14,762	$207,257

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to pay $18,000 under the plan in 2004.  As of March 31, 2004, benefits of $14,278 have been paid.  The Company presently anticipates paying $32,000 under the plan in 2004.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act established a prescription drug benefit under Medicare, known as “Medicare Part D” and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP 106-1”).  Ballantyne has elected to defer accounting for the economic effects of the act, as permitted by FSP 106-1.  Therefore, in accordance with FSP 106-1, the accumulated postretirement benefit obligation or net periodic postretirement benefit cost included in the consolidated financial statements does not reflect the effects of the Act.  Specific authoritative guidance on accounting for the federal subsidy is pending.  The final issued guidance could require a change to previously reported information.

11.                               Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2004, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. During January 2003, the Company disposed of its remaining lighting rental operations. The restaurant segment includes the design, manufacture, assembly and sale of pressure and open fryers, smoke ovens and rotisseries and the sale of seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. During the fourth quarter of 2003, the Company made the decision to phase out its restaurant equipment product line, which accounted for $0.8 million in sales or 47% of total restaurant segment sales in 2003. Going forward, the Company will continue to supply parts and service to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor-Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended March 31,
	2004	2003

Net revenue
Theatre	$10,384,132	$6,356,626
Lighting	605,202	781,169
Restaurant	308,078	391,715
Total revenue	$11,297,412	$7,529,510

Gross profit
Theatre	$2,960,907	$1,171,236
Lighting	115,644	162,619
Restaurant	81,183	41,472
Total gross profit	3,157,734	1,375,327
Operating expenses	(1,775,245)	(1,906,052)
Operating income (loss)	1,382,489	(530,725)
Other income (expense)	(40,751)	3,083
Net interest income	1,359	9,771
Gain on disposal of assets	800	136,056
Income (loss) from continuing operations before income taxes	$1,343,897	$(381,815)

Expenditures on capital equipment
Theatre	$387,270	$28,691
Lighting	4,599	33,162
Restaurant	—	2,170
Total	$391,869	$64,023

Depreciation and amortization
Theatre	$272,194	$276,494
Lighting	18,334	25,729
Restaurant	—	13,915
Total	$290,528	$316,138

Gain on disposal of long-lived assets and goodwill
Theatre	$800	$—
Lighting	—	136,056
Restaurant	—	—
Total	$800	$136,056

	March 31, 2004	December 31, 2003
	(Unaudited)
Identifiable assets
Theatre	$35,685,184	$32,924,370
Lighting	2,841,191	2,943,804
Restaurant	1,203,849	1,366,593
Total	$39,730,224	$37,234,767

Summary by Geographical Area

	Three Months Ended March 31,
	2004	2003

Net revenue
United States	$7,942,346	$4,785,808
Canada	174,673	88,131
Asia	1,635,130	1,104,307
Mexico and South America	845,436	1,274,013
Europe	699,686	137,071
Other	141	140,180
Total	$11,297,412	$7,529,510

	March 31, 2004	December 31, 2003
	(Unaudited)
Identifiable assets
United States	$38,198,946	$35,690,521
Asia	1,531,278	1,544,246
Total	$39,730,224	$37,234,767

Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. Management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results, customer demand for the Company’s products, the development of new technology for alternate means of motion picture presentation, domestic and international economic conditions, the achievement of lower costs and expenses, the continued availability of financing in the amounts and on the terms required to support the Company’s future business, credit concerns in the theatre exhibition industry and other risks detailed from time to time in the Company’s other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations.

Overview

The Company has three reportable core operating segments: theatre, lighting and restaurant.

From fiscal years 2000 to 2002, the theatre industry experienced an unprecedented three-year decline due to numerous factors, including, but not limited to, over construction of theatres and the lack of operating capital. Several exhibition companies filed for federal bankruptcy protection.  However, during 2003 and continuing in 2004, industry conditions have improved and sales to exhibition companies have increased.

This improvement has led to consolidated revenues increasing $3.8 million or 50% in the first three months of 2004 and the Company generating $0.9 million of net income compared to a loss of $0.4 million during the first three months of 2003.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s accounting policies are discussed in note 2 to the consolidated financial statements in this Form 10-Q. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

The Company normally recognizes revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, the Company adopted the provisions of EITF 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in process at March 31, 2004 and December 31, 2003.  See note 2 to the consolidated financial statements for a full description of the Company’s revenue recognition policy.

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

At March 31, 2004, there were approximately $6.8 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. The allowance for doubtful accounts was approximately $0.5 million at December 31, 2003.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items. At March 31, 2004 the Company had recorded gross inventory of approximately $13.8 million and $1.4 million of inventory reserves. This compared to $13.7 million and $1.2 million, respectively, at December 31, 2003. The increase in the reserve relates primarily to specific reserves for recently discontinued product lines.

Warranty

The Company’s products must meet certain product quality and performance criteria. The Company relies on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, the Company considers experience with; 1) costs for replacement parts; 2) costs of scrapping defective products; 3) the number of product units subject to warranty claims; and 4) other direct costs associated with warranty claims.

In addition to known claims or warranty issues, the Company estimates future claims on recent sales. If the cost to repair a product or the number of products subject to warranty claims is greater than originally estimated, the Company’s accrued cost for warranty claims would increase.

Long-lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.9 million at March 31, 2004. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $2.5 million is included in the consolidated balance sheets at March 31, 2004 and December 31, 2003.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has recorded valuation reserves for deferred tax assets of $1,493,534 at March 31, 2004.  Circumstances considered relevant in this determination included the lack of NOL carrybacks and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets.

Self-insurance Reserves

The Company is partially self-insured for worker’s compensation and certain employee health benefits. The related liabilities are included in the accompanying consolidated financial statements. The Company’s policy is to accrue the liabilities based on historical information along with certain assumptions about future events.

Stock-based Compensation

The Company accounts for its stock option plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, Accounting for Stock-Based Compensation issued subsequent to APB Opinion No. 25 and amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB Opinion No. 25.

The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative. In accordance with SFAS No. 148 the Company has been disclosing in the notes to the consolidated financial statements the impact on net income (loss) and net income (loss) per share had the fair value based method been adopted. If the fair value method had been adopted, net income for the first three months of 2004 would have been $26,000 lower than reported, while net loss for the same period in 2003 would have been $43,000 higher than reported.

Recent Accounting Pronouncements

See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations:

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues

Net revenues in 2004 increased 50% to $11.3 million from $7.5 million in 2003. As discussed in further detail below, the increase relates primarily to higher revenues from theatre products.

	Three Months Ended March 31,
	2004	2003
Theatre	$10,384,132	$6,356,626
Lighting	605,202	781,169
Restaurant	308,078	391,715
Total net revenues	$11,297,412	$7,529,510

Theatre Segment

Sales of theatre products increased 63.4% from $6.4 million in 2003 to $10.4 million in 2004. In particular, sales of projection equipment increased to $7.2 million in 2004 from $4.2 million in 2003. Sales began improving in the middle of 2003 and have continued to improve during the first quarter of 2004 resulting from increased theatre construction as exhibitors are experiencing more access to capital and improved operating results, among other items.

Sales of theatre replacement parts increased to $1.8 million in 2004 from $1.5 million in 2003 as sales were positively impacted by more projection equipment in service, higher sales prices and projection equipment in service aging and requiring more maintenance.

Sales of xenon lamps to the theatre exhibition industry increased to $0.8 million in 2004 compared to $0.3 million in 2003 primarily as a result of the Company gaining the business of a large theatre customer and the continuing improvement of the theatre exhibition industry.

Sales of lenses to theatre customers rose to $0.5 million compared to $0.4 million in 2003 due primarily to increased marketing and favorable industry conditions.

Lighting Segment

Revenues in the lighting segment decreased to $0.6 million in 2004 from $0.8 million in 2003.

Sales of follow spotlights fell to $0.1 million in 2004 from $0.5 million in 2003 due to a general decline in demand, the lack of new arena and stadium construction and increased competition.  The Company is unsure whether conditions will turn around before the end of the fiscal year.  Sales of the Skytracker® product line rose to $0.3 million compared to $0.1 million a year ago due to increased demand in general, and specific sales, such as the four Skytrackers sold to the Staples Center in Los Angeles.  Skytracker sales were sluggish during all of fiscal 2003 due to a combination of a soft U.S. economy and closing sales offices in Florida and California leading to decreased exposure.  The Company has altered its marketing plan to broaden the exposure of the product line.  Sales for all other lighting product lines, including, but not limited to, replacement parts, xenon lamps and nocturns, were steady at $0.2 million for both 2004 and 2003.

Restaurant Segment

Restaurant sales decreased to approximately $0.3 million in 2004 compared to $0.4 million in 2003.  The Company is currently lowering selling prices on its restaurant equipment to move them more quickly as the Company has made the decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers. These products accounted for approximately $0.8 million in sales in 2003, or 47% of total segment sales. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $3.4 million in 2004 compared to $2.7 million in 2003, driven primarily by increased demand in Europe and Asia.  Sales into these regions had been sluggish during all of fiscal 2003.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products, while better, are priced higher than local manufacturers. Additionally, foreign exchange rates and excise taxes sometimes make marketing the Company’s products at reasonable selling prices difficult.

Gross Profit

Consolidated gross profit increased to $3.2 million in 2004 from $1.4 million in 2003 and as a percent of revenue increased to 28.0% in 2004 from 18.3% in 2003 due to the reasons discussed below:

Gross profit in the theatre segment increased to $3.0 million in 2004 from $1.2 million in 2003 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago. The favorable product mix was due primarily to higher sales of replacement parts where the Company raised selling prices and experienced more demand due to improving industry conditions.  The favorable customer mix resulted from improving margins on certain historically lower margin customers and selling direct to end-users more often and therefore bypassing the distributor’s share of the profit.  Finally, lower manufacturing costs resulted from improved labor productivity and increased volume throughout the manufacturing plant resulting in a lower fixed cost per unit produced.

Gross profit in the lighting segment decreased to $0.1 million from $0.2 million a year ago, and as a percentage of revenues decreased to 19.1% from 20.8% in 2003.  The decreases resulted from pricing pressures during the downturn in demand in the entertainment lighting industry.

The gross margin in the restaurant segment increased to $81,000 in 2004 from $42,000 in 2003 and as a percent of revenue rose to 26.4% from 10.6% in 2003. The improvement primarily resulted from lower manufacturing costs and a more favorable product mix consisting of more replacement parts.

Selling and Administrative Expenses

Selling and administrative expenses were $1.8 million in 2004 compared to $1.9 million in 2003 and as a percent of revenue declined to 15.7% from 25.3%.  The favorable results stem from covering fixed costs with more revenue during 2004 and certain post-retirement benefit costs incurred during 2003.

Other Financial Items

The Company recorded $41,000 of net other expense during 2004 compared to net other income of $139,000 in 2003.  The change primarily resulted from the Company generating a $136,000 gain in January 2003 from the sale of its remaining lighting rental operations.  The net expense in 2004 was primarily due to the weakening dollar compared to the Euro affecting the cost of purchasing lenses from the Company’s sole supplier in Germany.

The Company recorded net interest expense from continuing operations of approximately $1,400 in 2004 compared to approximately $10,000 in 2003 as the Company is earning interest from higher cash levels.  The Company currently earns interest from certain cash equivalents, pays interest on the Company’s credit facility relating to a fee of 0.375% on the unused portion of the facility, and pays interest on debt relating to a 2002 acquisition.

The Company recorded income tax expense in 2004 of approximately $0.5 million compared to $2,300 in 2003.  The effective tax rate for 2004 was 36.4%.  The effective tax rate is not comparable to 2003 due to an increase in the valuation allowance pertaining to deferred tax assets during the first quarter of 2003.

For the reasons outlined above, the Company experienced net income in 2004 of approximately $0.9 million compared to a net loss of $0.4 million in 2003. This translated into net income per share—basic and diluted of $0.07 and $0.06 per share in 2004, respectively, compared to a net loss per share—basic and diluted of $0.03 per share in 2003.

Liquidity and Capital Resources

The Company has a revolving credit facility (“credit facility”) with First National Bank of Omaha (“First National Bank”) expiring on August 30, 2004.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at March 31, 2004. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at March 31, 2004) and pays a fee of 0.375% on the unused portion. The credit facility also contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends of which the Company was compliant with at March 31, 2004.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at March 31, 2004 consists of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2004 and for each of the subsequent three years are as follows: 2004 - $18,341; 2005 - $25,935; 2006 - $27,762; and 2007 - $14,609.

Net cash provided by operating activities increased to $3.2 million compared to $0.5 million in 2003 primarily as a result of customer deposits and improved operating income.  The impact of the customer deposits resulted from the receipt of 90% or $1.9 million relating to a job to be completed and billed later this year in China.  This receipt has been recorded as a liability in the accompanying balance sheet.  Accounts receivable collections increased operating cash flow by $0.4 million; however, the impact was lower than a year ago due primarily to the improvement in the theatre exhibition industry.  As conditions improve, exhibition companies and distributors are less likely to delay payment at fiscal year-end to improve their balance sheets.  Payments of accounts payable had a negative impact on operating cash of approximately $0.6 million resulting from the payment of items relating to the large job in China referred to above.  While the job is not scheduled for completion until mid 2004, it was necessary to purchase a significant portion of the inventory in advance.  Much of these items were received and accrued at December 31, 2003 and were paid in early 2004.

Net cash used in investing activities was $0.4 million in 2004 compared to net cash provided by investing activities of approximately $0.2 million in 2003.  During 2003, the Company received proceeds of $290,000 relating to the sale of certain rental assets of its lighting rental operations in Florida and Georgia, however, the Company purchased $64,000 of capital expenditures accounting for the net usage from investing activities.  During 2004 the Company purchased $0.4 million of capital expenditures.  During the past few years, the Company made a concerted effort to only purchase critical items under its business plan to improve cash flow. While the Company still is operating under a similar business plan, it is becoming necessary to purchase certain equipment to meet sales volume and produce the Company’s next generation projector.

Net cash used in financing activities was approximately $3,400 in 2004 compared to $3,600 a year ago.  During 2004, the Company paid $5,900 in debt payments and received $2,500 of proceeds from stock option exercises.  During 2003, the Company paid $3,600 in debt payments.  The debt payments for both years are the result of a 2002 acquisition and are payments to the seller.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties.

Concentrations

The Company’s top ten customers accounted for approximately 54% of consolidated net revenues for the three months ended March 31, 2004. These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 53% of net consolidated receivables at March 31, 2004. Additionally, receivables from one customer represented over 10% of net consolidated receivables at March 31, 2004. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The principal raw materials and components used in the Company’s manufacturing processes include aluminum, electronic subassemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps for its commercial motion picture projection equipment and aluminum kettles for its pressure fryers. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2004	Thereafter
Long-term debt	$86,647	18,341	68,306
Operating leases	354,529	136,158	218,371
Less sublease receipts	(189,159)	(65,478)	(123,681)
Net contractual cash obligations	$252,017	89,021	162,996

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

Environmental and Legal

See note 2 to the consolidated financial statements for a full description of all environmental and legal matters.

Inflation

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Outlook

The theatre exhibition industry is expected to continue to improve in the remainder of 2004 and as such, the Company expects sales and profits to continue to improve. The Company’s expectations for 2004 include an increase in projector unit shipments over 2003 levels, continued sales of Ballantyne’s MegaSystem’s special venue products and continued operating leverage gained through manufacturing efficiencies. The Company’s strategic focus will continue to be on further diversifying its revenue base through the development of new product lines or through strategic acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company markets its products throughout the United States and the world.  As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions.  In particular, the Company was impacted by the recent downturn in the North American theatre exhibition industry in the form of lost revenues and bad debts.  Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company’s products less competitive in foreign markets.  As stated above, the majority of the Company’s foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.  The Company purchases the majority of its lenses from a German manufacturer.  The strengthening of the Euro compared to the U.S. dollar has made these purchases more expensive.  Based on forecasted purchases during the rest of 2004, an average 10% devaluation of the dollar compared to the Euro would cost the Company approximately $75,000.

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

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II Other Information

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in note 2 to the consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

a.                                       Exhibits (Numbered in accordance with Item 601 of Regulation S-K):

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

31.1                           Section 302 Certification of Chief Executive Officer. *

31.2                           Section 302 Certification of Chief Financial Officer. *

32.1                           Section 906 Certification of Chief Executive Officer. *

32.2                           Section 906 Certification of Chief Financial Officer. *

* - Filed herewith

b.                                      Reports on Form 8-K filed for the three months ended March 31, 2004:

1.                                       The Company furnished its press release with financial information on the Company’s fiscal year ended December 31, 2003 on Form 8-K dated March 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
John Wilmers, President, Chief Executive Officer, and Director			Brad French, Secretary/Treasurer and Chief Financial Officer
Date: May 10, 2004		Date: May 10, 2004