Form 10-Q
period 2004-06-30
BALLANTYNE OF OMAHA INC
filed 2004-08-13
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 6, 2004
Common Stock, $.01, par value	12,833,211 shares

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,932,894	$8,761,568
Accounts receivable (less allowance for doubtful accounts of $414,110 in 2004 and $512,962 in 2003)	5,494,334	6,698,725
Inventories, net	13,322,161	12,459,852
Recoverable income taxes	26,897	—
Other current assets	567,765	963,613
Total current assets	32,344,051	28,883,758
Property, plant and equipment, net	5,770,484	5,794,935
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	43,700	64,073
Other assets	24,757	24,782
Total assets	$40,650,211	$37,234,767

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$25,079	$24,253
Accounts payable	3,128,493	3,766,773
Warranty reserves	697,338	732,033
Accrued group health insurance claims	325,340	386,911
Customer deposits	2,807,983	566,434
Other accrued expenses	2,752,293	2,345,133
Income tax payable	—	255,835
Total current liabilities	9,736,526	8,077,372
Long-term debt, excluding current installments	55,556	68,306
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 14,931,016 shares in 2004 and 14,814,604 shares in 2003	149,310	148,146
Additional paid-in capital	31,959,196	31,891,630
Retained earnings	14,065,077	12,364,767
	46,173,583	44,404,543
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	30,858,129	29,089,089
Total liabilities and stockholders’ equity	$40,650,211	$37,234,767

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$11,657,967	$9,440,461	$22,955,379	$16,969,971
Cost of revenues	8,420,804	7,052,420	16,560,482	13,206,603
Gross profit	3,237,163	2,388,041	6,394,897	3,763,368
Selling and administrative expenses:
Selling	627,385	789,930	1,371,432	1,564,064
Administrative	1,313,536	979,138	2,344,734	2,111,056
Total selling and administrative expenses	1,940,921	1,769,068	3,716,166	3,675,120
Income from operations	1,296,242	618,973	2,678,731	88,248

Interest income	25,528	30,826	37,964	43,480
Interest expense	(8,280)	(15,548)	(19,357)	(18,431)
Gain on disposal of assets, net	—	—	800	136,056
Other income (expense)	20,469	(13,219)	(20,282)	(10,136)

Income before income taxes	1,333,959	621,032	2,677,856	239,217
Income tax expense	(488,644)	(63,572)	(977,546)	(65,852)
Net income	$845,315	$557,460	$1,700,310	$173,365

Basic net income per share	$0.07	$0.04	$0.13	$0.01
Diluted net income per share	$0.06	$0.04	$0.13	$0.01

Weighted average shares outstanding:
Basic	12,812,270	12,626,500	12,767,265	12,617,349
Diluted	13,560,628	13,049,122	13,543,569	12,950,531

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,700,310	$173,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,000	19,037
Depreciation of plant and equipment	543,539	603,983
Other amortization	20,373	20,370
Gain on disposal of fixed assets	(800)	(136,056)
Changes in assets and liabilities:
Accounts and notes receivable	1,202,391	462,939
Inventories	(862,309)	45,108
Income taxes	(282,732)	84,028
Other current assets	395,848	(328,192)
Other assets	25	(242)
Accounts payable	(638,280)	(283,332)
Warranty reserves	(34,695)	(453,985)
Accrued group health insurance claims	(61,571)	(93,948)
Customer deposits	2,241,549	286,660
Other accrued expenses	407,160	333,360

Net cash provided by operating activities	4,632,808	733,095

Cash flows from investing activities:
Capital expenditures	(519,088)	(332,722)
Proceeds from sale of assets	800	290,000

Net cash used in investing activities	(518,288)	(42,722)

Cash flows from financing activities:
Payments on long-term debt	(11,924)	(7,214)
Proceeds from exercise of stock options	68,730	12,914

Net cash provided by financing activities	56,806	5,700

Net cash contributed to continuing operations from discontinued operations	—	473,231

Net increase in cash and cash equivalents	4,171,326	1,169,304
Cash and cash equivalents at beginning of period	8,761,568	6,276,011
Cash and cash equivalents at end of period	$12,932,894	$7,445,315

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

1.                                      Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc. and Design & Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment, lighting systems and restaurant products. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues, restaurants, supermarkets and convenience stores. Refer to the Business Segment Section (note 11) for further information.

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

b.                                      Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.                                       Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts of $414,110 and $512,962 at June 30, 2004 and December 31, 2003, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

h.                                      Revenue Recognition

The Company recognizes revenue from product sales upon shipment or delivery of the service to the customer when collectibility is reasonably assured, unless the criteria of EITF 00-21, Revenue Arrangements with Multiple Deliverables, require deferral of revenue until receipt of goods by the customer or installation and customer acceptance based on the terms of the sales agreement.

The Company enters into transactions that represent multiple element arrangements, which may include a combination of services and asset sales. Multiple element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

•                  The delivered item(s) has value on a stand-alone basis

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

k.                                       Income Per Common Share

The Company computes and presents net income per share in accordance with SFAS No. 128, Earnings Per Share. Net income per share—basic has been computed on the basis of the weighted average number of shares of common stock outstanding. Net income per share—diluted has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options.

The following table provides a reconciliation between basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic income per share:
Income applicable to common stock	$845,315	$557,460	$1,700,310	$173,365
Weighted average common shares outstanding	12,812,270	12,626,500	12,767,265	12,617,349
Basic income per share	$0.07	$0.04	$0.13	$0.01

Diluted income per share:
Income applicable to common stock	$845,315	$557,460	$1,700,310	$173,365
Weighted average common shares outstanding	12,812,270	12,626,500	12,767,265	12,617,349
Assuming conversion of options outstanding	748,358	422,622	776,304	333,182
Weighted average common shares outstanding, as adjusted	13,560,628	13,049,122	13,543,569	12,950,531
Diluted income per share	$0.06	$0.04	$0.13	$0.01

At June 30, 2004, options to purchase 269,425 shares of common stock at a weighted average price of $8.86 per share were outstanding, but were not included in the computation of net income per share—diluted for the three and six months ended June 30, 2004 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and January 2014.  At June 30, 2003, options to purchase 745,256 and 795,256 shares of common stock at weighted average prices of $4.96 and $4.72 per share, respectively, were outstanding, but were not included in the computation of net income per share—diluted for the three and six months ended June 30, 2003 as the options’ exercise price was greater than the average market price of the common shares.

l.                                          Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and basic and diluted income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$845,315	$557,460	$1,700,310	$173,365
Stock-based compensation expense, determined under fair value based method, net of tax	(12,545)	(54,200)	(38,693)	(97,380)
Proforma net income	$832,770	$503,260	$1,661,617	$75,985

Income per share—basic
As reported	$0.07	$0.04	$0.13	$0.01

Proforma net income per share	$0.06	$0.04	$0.13	$0.01

Income per share—diluted
As reported	$0.06	$0.04	$0.13	$0.01

Proforma net income per share	$0.06	$0.04	$0.12	$0.01

The average fair value of each option granted in 2004 and 2003 was $2.04 and $0.84, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	4.01%	5.11%
Dividend yield	0%	0%
Expected volatility	52.4%	72.8%
Expected life in years	3-10	3-10

m.                                    Long-Lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.8 million at June 30, 2004 and December 31, 2003. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$730,700	$1,209,620	$732,033	$1,332,173
Charged to expense	58,569	34,465	146,170	145,164
Amounts written off, net	(91,931)	(365,897)	(180,865)	(599,149)
Balance at end of period	$697,338	$878,188	$697,338	$878,188

o.                                      Comprehensive Income

The Company’s comprehensive income consists solely of net income. All other items were not material to the consolidated financial statements.

p.                                      Litigation

Ballantyne is a party to various legal actions that have arisen in the normal course of business.  These actions involve normal business issues such as products liability.

During February 2004, Ballantyne settled an asbestos-related lawsuit in a case in the Supreme Court of the State of New York entitled Prager v. A.W. Chesterton Company, et.al..

Ballantyne is also a defendant in two other asbestos cases.  One entitled Bercu v. BICC Cables Corporation, et. al., in the Supreme Court of the State of New York and one entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. Ballantyne of Omaha, Inc. in Madison County, Illinois.  In both cases, there are numerous defendants including Ballantyne.  At this time, neither case has progressed to a stage where the likely outcome can be determined nor the amount of damages, if any.  However, an adverse resolution of these matters could have a material effect on the financial position of Ballantyne.

Ballantyne currently has a claim for approximately $0.4 million pending against it arising out of the bankruptcy of a customer filed in 2002.  The claim alleges that Ballantyne received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection.  The claim was brought against Ballantyne in the fourth quarter of 2003.  Ballantyne has recorded an accrual with respect to this contingency in an amount less than the full amount of the claim that represents the best estimate within the range of likely exposure and intends to vigorously defend against the claim.  Given the nature of this claim, it is possible that the ultimate outcome could differ from the recorded amount.

q.                                      Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. Based on discussions with the above agencies, it is likely that some degree of environmental remediation will be required since the Company is a potentially responsible party (PRP) due to ownership of the property. Estimates of Ballantyne’s liability are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, the extent of collective actions and the financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. At June 30, 2004, the Company has provided for management’s estimate of the Company’s exposure relating to this matter.

r.                                         Contingencies

In October 2003, management identified that an administrative-level employee misappropriated funds from the Company. The actions took place from 1998 through October 2003, when the employee was terminated. As a result of the investigation by the Company’s management and the audit committee of the Board of Directors, the total loss was determined to be approximately $768,000 over the five-year-period. The additional expenses incurred due to the misappropriation of funds were primarily recorded and expensed by the Company as selling expenses in the years when the fraudulent expense claims were submitted by the former employee.  The Company has subsequently recovered $460,000 of the misappropriated funds from insurance and other sources of which $160,000 was received and recorded in 2004.  No other recovery or restitution possibilities exist.

s.                                       Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation.

t.                                         Recently Issued or Adopted Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 was effective for the 2003 fiscal year.  The adoption of this standard did not impact Ballantyne’s consolidated financial statements.

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30 in determining the classification of gains and losses resulting from the extinguishments of debt.  SFAS No. 145 was effective for the 2003 fiscal year.  The adoption of this standard did not impact Ballantyne’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plan closing, or other exit or disposal activity.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not impact Ballantyne’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability of the fair value of the obligations undertaken in issuing the guarantee.  It also requires disclosure of the other obligations, such as warranties.  At December 31, 2003, Ballantyne does not have any guarantees.  Ballantyne has provided additional disclosures relating to its warranty reserves.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements.  EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003.  The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in progress at June 30, 2004 and December 31, 2003.

During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 was effective for fiscal 2003.  Ballantyne has chosen to continue with its current practice of applying the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees.  Ballantyne has complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  For unmodified financial instruments existing at May 31, 2003, Statement 150 was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not impact Ballantyne’s consolidated financial statements.

In December 2003, the FASB revised FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities.  FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities.  For public entities that are not small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004.  If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003.  The adoption of FIN No. 46(R) did not impact Ballantyne’s consolidated financial statements.

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”).  FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare.  In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act.  FSP No. 106-2 is effective for Ballantyne during the interim period ending September 30, 2004.  The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare.  The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

3.                                      Intangible Assets

Intangible assets consist of the following:

	At June 30, 2004
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(72,779)	41,134
Trademarks	1,000	(920)	80
Non-competition agreement	6,882	(4,396)	2,486
	$3,842,538	(1,331,619)	2,510,919

	At December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(53,792)	60,121
Trademarks	1,000	(680)	320
Non-competition agreement	6,882	(3,250)	3,632
	$3,842,538	(1,311,246)	2,531,292

Amortization expense relating to amortizable intangible assets for the three and six months ended June 30, 2004 amounted to $10,187 and $20,373, respectively.  Amortization expense for the three and six months ended June 30, 2003 amounted to $10,186 and $20,370, respectively.  Amortization expense is expected to be $20,212 for the remainder of fiscal 2004 and $23,488 in fiscal 2005.

4.                                      Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials and components	$7,588,580	$8,851,894
Work in process	3,648,838	1,751,093
Finished goods	2,084,743	1,856,865
	$13,322,161	$12,459,852

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,441,000 and $1,157,000 as of June 30, 2004 and December 31, 2003, respectively.

5.                                      Property, Plant and Equipment

Property, plant and equipment include the following:

	June 30, 2004	December 31, 2003

Land	$343,500	$343,500
Buildings and improvements	4,568,174	4,558,692
Machinery and equipment	9,221,307	8,788,622
Office furniture and fixtures	1,843,113	1,770,839
Construction in process	16,695	14,639
	15,992,789	15,476,292
Less accumulated depreciation	10,222,305	9,681,357
Net property, plant and equipment	$5,770,484	$5,794,935

6.                                      Debt

The Company has a revolving credit facility with First National Bank of Omaha expiring on August 30, 2004.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at June 30, 2004. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at June 30, 2004) and pays a fee of 0.125% on the unused portion. The credit facility also contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends with which the Company was compliant at June 30, 2004.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at June 30, 2004 consists of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2004 and for each of the subsequent three years are as follows:   2004 - $12,329; 2005 - $25,935; 2006 - $27,762; and 2007 - $14,609.

7.                                      Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2004	2003

Interest paid	$18,093	$13,764

Income taxes paid	$1,260,279	$3,200

8.                                      Stockholder Rights Plan

On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”). Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons, as defined) acquires 15 percent or more of Ballantyne’s common stock or announces a tender offer for 15 percent or more of Ballantyne’s common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company’s common stock at an exercise price of half the market price.

9.                                      Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of June 30, 2004 and December 31, 2003 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

10.                               Postretirement Health Care

Ballantyne sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses.  Ballantyne’s policy is to fund the cost of the Plan as expenses are incurred.  The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Service cost	$2,485	$2,146	$4,970	$4,292
Interest cost	5,559	4,908	11,118	9,816
Prior year service cost	—	—	—	193,485
Amortization of prior-service cost	6,718	6,718	13,436	13,436
Net periodic benefit cost	$14,762	$13,772	$29,524	$221,029

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to pay $18,000 under the plan in 2004. As of June 30, 2004, benefits of $16,030 have been paid.  The Company presently anticipates paying $25,000 under the plan in 2004.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act established a prescription drug benefit under Medicare, known as “Medicare Part D” and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”).  FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare.  In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act.  FSP No. 106-2 is effective for Ballantyne during the interim period ending September 30, 2004.  The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare.  The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

11.                               Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of June 30, 2004, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. During January 2003, the Company disposed of its remaining lighting rental operations. The restaurant segment includes the sale of pressure and open fryers, smoke ovens and rotisseries, seasonings, marinades and barbeque sauces, mesquite and hickory woods and point of purchase displays. During the fourth quarter of 2003, the Company made the decision to phase out its restaurant equipment product line, which accounted for $0.8 million in sales or 47% of total segment sales in 2003. Going forward, the Company will continue to supply parts and service to its installed equipment customer base and will also distribute its “Flavor-Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue
Theatre	$10,705,323	$8,344,847	$21,089,455	$14,701,473
Lighting	580,387	654,888	1,185,589	1,436,057
Restaurant	372,257	440,726	680,335	832,441
Total revenue	$11,657,967	$9,440,461	$22,955,379	$16,969,971

Gross profit
Theatre	$2,971,689	$2,119,595	$5,932,596	$3,290,831
Lighting	191,969	174,260	307,613	336,879
Restaurant	73,505	94,186	154,688	135,658
Total gross profit	3,237,163	2,388,041	6,394,897	3,763,368
Selling and administrative expenses	(1,940,921)	(1,769,068)	(3,716,166)	(3,675,120)
Operating income	1,296,242	618,973	2,678,731	88,248
Other income (expense)	20,469	(13,219)	(20,282)	(10,136)
Net interest income	17,248	15,278	18,607	25,049
Gain on disposal of assets	—	—	800	136,056
Income before income taxes	$1,333,959	$621,032	$2,677,856	$239,217

Expenditures on capital equipment
Theatre	$83,399	$254,660	$470,669	$283,351
Lighting	43,820	8,636	48,419	41,798
Restaurant	—	5,403	—	7,573
Total	$127,219	$268,699	$519,088	$332,722

Depreciation and amortization
Theatre	$251,878	$282,673	$524,072	$559,167
Lighting	21,506	15,044	39,840	40,773
Restaurant	—	10,498	—	24,413
Total	$273,384	$308,215	$563,912	$624,353

Gain on disposal of long-lived assets and goodwill
Theatre	$—	$—	$800	$—
Lighting	—	—	—	136,056
Restaurant	—	—	—	—
Total	$—	$—	$800	$136,056

	At June 30, 2004	At December 31, 2003
Identifiable assets
Theatre	$36,327,595	$32,924,370
Lighting	3,257,986	2,943,804
Restaurant	1,064,630	1,366,593
Total	$40,650,211	$37,234,767

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue
United States	$8,281,346	$6,362,475	$16,223,692	$11,148,283
Canada	193,970	455,403	368,643	543,534
Asia	1,411,004	1,269,993	3,046,134	2,374,300
Mexico and South America	974,248	853,125	1,819,684	2,127,138
Europe	658,686	498,012	1,358,372	635,083
Other	138,713	1,453	138,854	141,633
Total	$11,657,967	$9,440,461	$22,955,379	$16,969,971

	At June 30, 2004	At December 31, 2003

Identifiable assets
United States	$38,944,518	$35,690,521
Asia	1,705,693	1,544,246
Total	$40,650,211	$37,234,767

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

From fiscal years 2000 to 2002, the theatre industry experienced an unprecedented three-year decline due to numerous factors, including, but not limited to, over construction of theatres and the lack of operating capital. Several exhibition companies filed for federal bankruptcy protection.  However, during 2003 and continuing in 2004, industry conditions have improved and sales to exhibition companies have increased.  This improvement has led to consolidated revenues increasing $6.0 million or 35.3% in the first six months of 2004 and the Company generating $1.7 million of net income compared to $0.2 million during the first six months of 2003.

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

Revenue Recognition

The Company normally recognizes revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, the Company adopted the provisions of EITF 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in process at June 30, 2004 and December 31, 2003.  See note 2 to the consolidated financial statements for a full description of the Company’s revenue recognition policy.

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

At June 30, 2004, there were approximately $5.9 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. The allowance for doubtful accounts was approximately $0.5 million at December 31, 2003.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items. At June 30, 2004, the Company had recorded gross inventory of approximately $14.7 million and $1.4 million of inventory reserves. This compared to $13.7 million and $1.2 million, respectively, at December 31, 2003. The increase in the reserve relates primarily to specific reserves for recently discontinued product lines.

Warranty

The Company’s products must meet certain product quality and performance criteria. The Company relies on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, the Company considers experience with: 1) costs for replacement parts; 2) costs of scrapping defective products; 3) the number of product units subject to warranty claims and 4) other direct costs associated with warranty claims.  In addition to known claims or warranty issues, the Company estimates future claims on recent sales. If the cost to repair a product or the number of products subject to warranty claims is greater than originally estimated, the Company’s accrued cost for warranty claims would increase.

Long-lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.8 million at June 30, 2004 and December 31, 2003. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with the SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $2.5 million is included in the consolidated balance sheets at June 30, 2004 and December 31, 2003.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has recorded valuation reserves for deferred tax assets of $1.3 million at June 30, 2004.  Circumstances considered relevant in this determination included the lack of NOL carrybacks and the uncertainty of whether the Company will generate sufficient future taxable income to recover the remaining value of the deferred tax assets.  The Company will continue to evaluate the need for valuation allowances taking into account all available evidence, including recent and future operating results.

Self-insurance Reserves

The Company is partially self-insured for worker’s compensation and certain employee health benefits. The related liabilities are included in the accompanying consolidated financial statements. The Company’s policy is to accrue the liabilities based on historical information along with certain assumptions about future events.

Stock-based Compensation

The Company accounts for its stock option plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, Accounting for Stock-Based Compensation issued subsequent to APB Opinion No. 25 and amended by SFAS No. 148 Accounting for Stock Based Compensation—Transition and Disclosure defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB Opinion No. 25.

The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative. In accordance with SFAS No. 148, the Company has been disclosing in the notes to the consolidated financial statements the impact on net income and net income per share had the fair value based method been adopted. If the fair value method had been adopted, net income for the three and six months of 2004 would have been $13,000 and $39,000 lower than reported, respectively, while income for the same periods in 2003 would have been $54,000 and $97,000 lower than reported, respectively.

Recent Accounting Pronouncements

See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations:

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues

Net revenues in 2004 increased 23.5% to $11.7 million from $9.4 million in 2003 resulting from higher theatre segment revenues as discussed below:

	Three Months Ended June 30,
	2004	2003
Theatre	$10,705,323	$8,344,847
Lighting	580,387	654,888
Restaurant	372,257	440,726
Total net revenues	$11,657,967	$9,440,461

Theatre Segment

Sales of theatre products increased 28.3% from $8.3 million in 2003 to $10.7 million in 2004. In particular, sales of projection equipment increased to $7.2 million in 2004 from $5.9 million in 2003 resulting primarily from increased theatre construction as exhibitors are experiencing improved operating results and more access to capital, among other items.

Sales of theatre replacement parts increased to $2.0 million in 2004 from $1.5 million in 2003 as sales were positively impacted by more projection equipment in service, higher sales prices and equipment in service aging and requiring more maintenance.

Sales of xenon lamps to the theatre exhibition industry increased to $1.0 million in 2004 compared to $0.5 million in 2003 primarily as a result of the Company gaining the business of a large theatre chain coupled with the continuing improvement of the theatre exhibition industry.

Sales of lenses to theatre customers were flat at $0.5 million in both 2004 and 2003.

Lighting Segment

Lighting revenues decreased to $0.6 million in 2004 from $0.7 million in 2003 due to disappointing follow spotlight sales.

Sales of follow spotlights amounted to $0.3 million in both the 2004 and 2003 periods resulting from a general decline in demand, the lack of new arena construction, and increased competition.  The Company is currently developing new products and modifying the way it sells spotlights to address the decline.   Sales of the Skytracker product line were flat at $0.1 million for both 2004 and 2003.  The Company has also altered its marketing plan for this product line to broaden exposure.  Sales for all other lighting product lines, including, but not limited to, replacement parts, xenon lamps and nocturns were $0.2 million in 2004 compared to $0.3 million in 2003.

Restaurant Segment

Restaurant sales amounted to approximately $0.4 million in both the 2004 and 2003 periods.  The Company has lowered selling prices on its restaurant equipment to move them more quickly as the Company made the decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers. These products accounted for revenues of approximately $0.8 million in fiscal 2003 or 47% of total segment sales. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Export sales (mainly theatre sales) rose to $3.4 million in 2004 compared to $3.1 million in 2003, driven primarily by increased demand in Europe and Asia.  Sales into these regions had been sluggish during all of fiscal 2003, but have rebounded as of late.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $3.2 million in 2004 from $2.4 million in 2003 and as a percent of revenue increased to 27.8% in 2004 from 25.3% in 2003 due to the reasons discussed below:

Gross profit in the theatre segment increased to $3.0 million in 2004 from $2.1 million in 2003 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago. The favorable product mix was due primarily to higher sales of replacement parts where the Company raised selling prices and experienced more demand due to improving industry conditions.  The favorable customer mix resulted from improving margins on certain historically lower margin customers and selling directly to end-users more often, therefore bypassing the distributor’s share of the profit.  Finally, lower manufacturing costs resulted from increased volume through the manufacturing plant and improved labor productivity resulting in a lower fixed cost per unit produced.

Gross profit in the lighting segment was flat at $0.2 million compared to a year ago, but as a percentage of revenues increased to 33.1% from 26.6% in 2003 due primarily to lower manufacturing costs.

The gross margin in the restaurant segment decreased to $74,000 in 2004 from $94,000 in 2003 and as a percent of revenue fell to 19.7% from 21.4% in 2003.  The gross margin was expected to be volatile in connection with the liquidation of the equipment product line.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $1.9 million in 2004 compared to $1.8 million in 2003 but as a percent of revenue declined to 16.6% during 2004 from 18.7% in 2003.  The favorable results stem from covering certain fixed costs with higher revenues during 2004 and certain postretirement benefit costs incurred during 2003, despite incurring additional costs in 2004 pertaining to the Sarbanes/Oxley Act of 2002 and costs related to the Company’s new bonus plan.  The Company also recorded $160,000 of recoveries relating to certain fraudulent expense claims recorded and expensed in prior years.  Refer to Note 2 of the Consolidated Financial Statements for a further discussion of the fraudulent claims.

Other Financial Items

The Company recorded net interest income of approximately $17,000 in 2004 compared to approximately $15,000 in 2003 as the Company earned interest from higher cash levels and from investing in higher yield commercial paper.  The Company also incurred interest expense on a 2002 acquisition and a fee of 0.125% on the unused portion of the Company’s revolving credit facility.

The Company recorded income tax expense in 2004 of approximately $0.5 million compared to $64,000 in 2003.  The effective tax rate for 2004 amounted to 36.6%.  The effective tax rate is not comparable to 2003 due to an increase in the valuation allowance pertaining to deferred tax assets during 2003.

For the reasons outlined above, the Company experienced net income in 2004 of approximately $0.9 million compared to net income of approximately $0.6 million in 2003. This translated into net income per share—basic and diluted of $0.07 and $0.06 per share in 2004, respectively, compared to $0.04 per share in 2003.

Results of Operations:

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues

Net revenues in 2004 increased 35.3% to $23.0 million from $17.0 million in 2003 resulting from higher theatre segment sales as discussed below:

	Six Months Ended June 30,
	2004	2003
Theatre	$21,089,455	$14,701,473
Lighting	1,185,589	1,436,057
Restaurant	680,335	832,441
Total net revenues	$22,955,379	$16,969,971

Theatre Segment

Sales of theatre products increased 43.5% from $14.7 million in 2003 to $21.1 million in 2004. In particular, sales of projection equipment increased to $14.4 million in 2004 from $10.1 million in 2003 resulting from increased theatre construction as exhibitors are experiencing improved operating results and more access to capital, among other items.  The Company also benefited from stronger demand in Europe and Asia due to increased theatre construction in these regions.

Sales of theatre replacement parts increased to $3.8 million in 2004 from $3.0 million in 2003 as sales were positively impacted by more projection equipment in service, higher sales prices and equipment in service aging and requiring more maintenance.

Sales of xenon lamps to the theatre exhibition industry increased to $1.8 million in 2004 compared to $0.8 million in 2003 primarily a result of gaining the business of a large theatre chain and the continuing improvement of the theatre exhibition industry.

Sales of lenses to theatre customers rose to $1.1 million compared to $0.9 million in 2003 primarily due to increased sales in the first quarter of 2004.

Lighting Segment

Revenues in the lighting segment decreased to $1.2 million in 2004 from $1.4 million in 2003 as sales of follow spotlights continue to be disappointing.

Sales of follow spotlights fell to $0.4 million in 2004 from $0.7 million in 2003 resulting from a general decline in demand, the lack of new arena construction and increased competition.  The Company is currently developing new spotlight products and modifying the way the products are sold to address the decline.  Sales of the Skytracker product line rose to $0.4 million compared to $0.2 million a year ago, despite a flat second quarter, due to increased demand in general, and specific sales, such as four Skytrackers sold to the Staples Center in Los Angeles.  Skytracker sales were sluggish during all of fiscal 2003 due to a combination of a soft economy and closing sales offices in Florida and California leading to decreased exposure.  The Company has since altered its marketing plan to broaden the exposure of the product line.  Sales for all other lighting product lines, including, but not limited to, replacement parts, xenon lamps and nocturns, were $0.4 million in 2004 compared to $0.5 million a year ago.

Restaurant Segment

Restaurant sales decreased to $0.7 million in 2004 compared to $0.8 million in 2003 as the Company lowered selling prices on its restaurant equipment to move them more quickly as part of the plan to phase out this unprofitable portion of the segment. Restaurant equipment sales accounted for approximately $0.8 million in fiscal 2003 or 47% of total segment sales. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor Crisp” marinade and breading products as well as support its “Chicken On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Export sales (mainly theatre sales) increased to $6.7 million in 2004 compared to $5.8 million in 2003, driven primarily by increased demand in Europe and Asia.  Sales into these regions had been sluggish during all of fiscal 2003, but demand has improved during the year resulting from more theatre construction in the regions.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into certain regions of the world. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $6.4 million in 2004 from $3.8 million in 2003 and as a percent of revenue increased to 27.9% from 22.2% due to the following reasons:

Gross profit in the theatre segment increased to $5.9 million in 2004 from $3.3 million in 2003 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago. The favorable product mix was due primarily to higher sales of replacement parts where the Company raised selling prices and experienced more demand due to improving industry conditions.  The favorable customer mix resulted from improving margins on certain historically lower margin customers and selling directly to end-users more often, therefore bypassing the distributor’s share of the profit.  Finally, lower manufacturing costs resulted from increased volume throughout the manufacturing plant and improved labor productivity resulting in a lower fixed cost per unit produced.

Gross profit in the lighting segment was flat year-to-date at $0.3 million, but as a percentage of revenues rose to 25.9% from 23.5% in 2003 due primarily to lower manufacturing costs.

The gross margin in the restaurant segment increased to $155,000 in 2004 from $136,000 in 2003.  The gross margin is expected to be volatile in connection with the phase-out of the equipment product line as the Company liquidates its remaining restaurant equipment.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $3.7 million in both 2004 and 2003, but as a percent of revenue declined to 16.2% from 21.7% stemming from covering fixed costs with higher revenues during 2004 and incurring higher post-retirement benefit costs during 2003 despite incurring additional costs in 2004 pertaining to the Sarbanes/Oxley Act of 2002 and costs related to the Company’s new bonus plan.  The Company also recorded $160,000 of recoveries relating to certain fraudulent expense claims recorded and expensed in prior years.  Refer to Note 2 of the Consolidated Financial Statements for a further discussion of the fraudulent claims.

Other Financial Items

The Company recorded net interest income of approximately $19,000 in 2004 compared to approximately $25,000 in 2003 despite earning interest from higher cash levels this year due to interest income earned from a note receivable during 2003.  The Company also incurred interest expense on debt from a 2002 acquisition and a fee of 0.125% on the unused portion of the Company’s revolving credit facility.

During 2003, the Company generated a gain on the disposal of assets from the January 2003 sale of its remaining lighting rental operations.

The Company recorded income tax expense in 2004 of approximately $1.0 million compared to $66,000 in 2003.  The effective tax rate for 2004 was 36.5%.  The effective tax rate is not comparable to 2003 due to an increase in the valuation allowance pertaining to deferred tax assets during 2003.

For the reasons outlined above, the Company generated net income in 2004 of approximately $1.7 million compared to $0.2 million in 2003. This translated into net income per share—basic and diluted of $0.13 per share in 2004, compared to $0.01 per share in 2003.

Liquidity and Capital Resources

The Company has a revolving credit facility with First National Bank of Omaha expiring on August 30, 2004 at which time the Company expects to negotiate an extension.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at June 30, 2004. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.25% at June 30, 2004) and pays a fee of 0.125% on the unused portion. The credit facility also contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends with which the Company was compliant at June 30, 2004.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at June 30, 2004 consists of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2004 and for each of the subsequent three years are as follows: 2004 - $12,329; 2005 - $25,935; 2006 - $27,762; and 2007 - $14,609.

Net cash provided by operating activities increased to $4.6 million compared to $0.7 million in 2003 primarily as a result of customer deposits, more operating income and improved accounts receivable collections.  The impact of the customer deposits resulted primarily from the receipt of 90%, or $1.9 million, relating to a job to be completed in China later this year.  This receipt has been recorded as a liability in the accompanying balance sheets.  Accounts receivable collections increased operating cash flow by $1.2 million.  Payments of accounts payable negatively impacted operating cash by approximately $0.6 million resulting from the payment of items relating to the job in China referred to above.  While the job is not scheduled for completion until later this year, it was necessary to purchase a significant portion of the inventory in advance.  Many of these items were received and accrued at December 31, 2003 and were paid in early 2004.

Net cash used in investing activities was $0.5 million in 2004 compared to approximately $43,000 in 2003.  During 2003, the Company received proceeds of $290,000 relating to the sale of rental operations in Florida and Georgia, however, the Company purchased $333,000 of capital expenditures accounting for the net usage from investing activities.   During 2004, the Company purchased $0.5 million of capital expenditures.  During the past few years, the Company made a concerted effort to only purchase critical items under its business plan to improve cash flow. While the Company is still operating under a similar business plan, it is becoming necessary to purchase certain equipment to meet sales volume and produce the Company’s next generation film projector.

Net cash provided by financing activities was approximately $57,000 in 2004 compared to $5,700 a year ago.  During 2004, the Company paid $11,900 in debt payments and received $69,000 of proceeds from stock option exercises.  During 2003, the Company paid $7,200 in debt payments and received $13,000 in proceeds from stock option exercises.  The debt payments for both years are the result of a 2002 acquisition.

The Company believes its current cash balances and credit facility coupled with cash generated from operations will meet its expected working and other capital requirements.  In the event, however, that additional needs for cash arise such as acquisition or R&D opportunities, it may be necessary to raise funds from other sources including possible debt and equity issuances.

Transactions with Related and Certain Other Parties

The Company had no significant transactions with related and certain other parties during the six months ended June 30, 2004.

Concentrations

The Company’s top ten customers accounted for approximately 46% of consolidated net revenues for the six months ended June 30, 2004. These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 46% of net consolidated receivables at June 30, 2004. Additionally, sales to AMC Entertainment, Inc. (“AMC”) represented 10.5% of consolidated sales for the six months ended June 30, 2004.  While the Company believes its relationships with AMC and other significant customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The principal raw materials and components used in the Company’s manufacturing processes include aluminum, electronic subassemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components,  lenses and xenon lamps for its commercial motion picture projection equipment.  Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2004	Thereafter
Long-term debt	$80,635	12,329	68,306
Operating leases	313,093	90,878	222,215
Less sublease receipts	(167,333)	(43,652)	(123,681)
Net contractual cash obligations	$226,395	59,555	166,840

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

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II Other Information

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in note 2 to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

The only matter voted on at the Company’s Annual Meeting of Stockholders held on May 26, 2004 was the reelection of John P. Wilmers to the Board of Directors. The Inspector of Election certified the following vote tabulations with respect to this single vote.

For	Withheld
12,164,016	72,424

There were 12,723,799 shares outstanding and eligible to vote of which 12,236,440 were present at the meeting or by proxy.

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

3.3.1

First Amendment dated April 30, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent (incorporated by reference to the Form 8-K as filed on May 7, 2001).

3.3.2

Second Amendment dated July 25, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 3.3.2 to the Form 10-Q for the quarter ended September 30, 2001).

3.3.3

Third Amendment dated October 2, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 3.3.3 to the Form 10-Q for the quarter ended September 30, 2001).

10.6	Ballantyne of Omaha, Inc. Executive Officers Performance Bonus Compensation Plan•
31.1	Section 302 Certification of Chief Executive Officer.•
31.2	Section 302 Certification of Chief Financial Officer.•
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith

b.                                      Reports on Form 8-K filed for the three months ended June 30, 2004:

1.                                       The Company furnished its press release with financial information on the Company’s quarter ended March 31, 2004 on Form 8-K dated April 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date: August 13, 2004		Date: August 13, 2004