Form 10-Q
period 2004-09-30
BALLANTYNE OF OMAHA INC
filed 2004-11-12
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2004
Common Stock, $.01, par value	12,947,329 shares

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,791,160	$8,761,568
Accounts receivable (less allowance for doubtful accounts of $419,099 in 2004 and $512,962 in 2003)	7,619,460	6,698,725
Inventories, net	14,793,289	12,459,852
Deferred income taxes	1,524,215	—
Other current assets	528,911	963,613
Total current assets	36,257,035	28,883,758
Property, plant and equipment, net	5,682,008	5,794,935
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	33,554	64,073
Other assets	23,757	24,782
Total assets	$44,463,573	$37,234,767

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$25,502	$24,253
Accounts payable	4,123,557	3,766,773
Warranty reserves	756,404	732,033
Accrued group health insurance claims	260,996	386,911
Customer deposits	2,673,077	566,434
Other accrued expenses	2,907,834	2,345,133
Income tax payable	360,670	255,835
Total current liabilities	11,108,040	8,077,372
Deferred income taxes	280,539	—
Long-term debt, excluding current installments	49,019	68,306
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 14,931,016 shares in 2004 and 14,814,604 shares in 2003	149,310	148,146
Additional paid-in capital	31,982,903	31,891,630
Retained earnings	16,209,216	12,364,767
	48,341,429	44,404,543
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	33,025,975	29,089,089
Total liabilities and stockholders’ equity	$44,463,573	$37,234,767

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$11,675,514	$9,411,274	$34,630,893	$26,381,245
Cost of revenues	8,371,203	7,227,858	24,931,685	20,434,461
Gross profit	3,304,311	2,183,416	9,699,208	5,946,784

Selling and administrative expenses:
Selling	759,395	971,329	2,130,827	2,535,393
Administrative	1,204,823	898,497	3,549,557	3,009,553
Total selling and administrative expenses	1,964,218	1,869,826	5,680,384	5,544,946
Income from operations	1,340,093	313,590	4,018,824	401,838

Interest income	38,284	32,454	76,248	75,934
Interest expense	(8,174)	(10,475)	(27,531)	(28,906)
Gain on disposal of assets, net	109,230	—	110,030	136,056
Other income (expense)	(28,888)	30,654	(49,170)	20,518

Income before income taxes	1,450,545	366,223	4,128,401	605,440
Income tax benefit (expense)	693,594	(182,982)	(283,952)	(248,834)
Net income	$2,144,139	$183,241	$3,844,449	$356,606

Basic net income per share	$0.17	$0.01	$0.30	$0.03
Diluted net income per share	$0.16	$0.01	$0.28	$0.03

Weighted average shares outstanding:
Basic	12,833,211	12,643,601	12,789,408	12,626,196
Diluted	13,626,594	13,216,296	13,572,924	13,070,305

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$3,844,449	$356,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	19,095	(58,543)
Depreciation of plant and equipment	795,230	885,230
Other amortization	30,519	30,556
Gain on disposal of fixed assets	(110,030)	(136,056)
Deferred income taxes	(1,243,676)	(168,000)
Changes in assets and liabilities:
Accounts and notes receivable	(939,830)	(446,306)
Inventories	(2,333,437)	89,187
Income taxes	128,542	1,473,713
Other current assets	434,702	(326,845)
Other assets	1,025	(12,499)
Accounts payable	356,784	113,486
Warranty reserves	24,371	(542,479)
Accrued group health insurance claims	(125,915)	(95,384)
Customer deposits	2,106,643	—
Other accrued expenses	562,701	366,225

Net cash provided by operating activities	3,551,173	1,528,891

Cash flows from investing activities:
Capital expenditures	(841,352)	(356,228)
Proceeds from sale of assets	269,079	290,000

Net cash used in investing activities	(572,273)	(66,228)

Cash flows from financing activities:
Payments on long-term debt	(18,038)	(12,926)
Proceeds from exercise of stock options	68,730	20,914

Net cash provided by financing activities	50,692	7,988

Net cash contributed to continuing operations from discontinued operations	—	473,231

Net increase in cash and cash equivalents	3,029,592	1,943,882
Cash and cash equivalents at beginning of period	8,761,568	6,276,011
Cash and cash equivalents at end of period	$11,791,160	$8,219,893

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2004 and 2003

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

c.                                       Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts of $419,099 and $512,962 at September 30, 2004 and December 31, 2003, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

For the nine months ended September 30, 2004, the Company recognized income tax expense of $284,000, as compared to income tax expense of $249,000 for the nine months ended September 30, 2003.  During the third quarter of 2004, the Company reversed all valuation allowances against its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income, projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences.  The reversal was recorded as an offset against income tax expense in the amount of $1.2 million.

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

The following table provides reconciliation between basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Basic income per share:
Income applicable to common stock	$2,144,139	$183,241	$3,844,449	$356,606
Weighted average common shares outstanding	12,833,211	12,643,601	12,789,408	12,626,196
Basic income per share	$0.17	$0.01	$0.30	$0.03

Diluted income per share:
Income applicable to common stock	$2,144,139	$183,241	$3,844,449	$356,606
Weighted average common shares outstanding	12,833,211	12,643,601	12,789,408	12,626,196
Assuming conversion of options outstanding	793,383	572,695	783,516	444,109
Weighted average common shares outstanding, as adjusted	13,626,594	13,216,296	13,572,924	13,070,305

Diluted income per share	$0.16	$0.01	$0.28	$0.03

At September 30, 2004, options to purchase 237,925 shares of common stock at a weighted average price of $8.61 per share were outstanding, but were not included in the computation of net income per share—diluted for the three and nine months ended September 30, 2004 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and January 2014.  At September 30, 2003, options to purchase 596,631 shares of common stock at a weighted average price of $5.90 per share were outstanding, but were not included in the computation of net income per share—diluted for the three and nine months ended September 30, 2003 as the options’ exercise price was greater than the average market price of the common shares.

l.                                          Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and basic and diluted income per share would have been reduced to the pro forma amounts indicated below:

`	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$2,144,139	$183,241	$3,844,449	$356,606
Stock-based compensation (expense) benefit, determined under fair value based method, net of tax	3,741	(45,202)	(34,952)	(142,582)
Proforma net income	$2,147,880	$138,039	$3,809,497	$214,024

Income per share—basic
As reported	$0.17	$0.01	$0.30	$0.03

Proforma net income per share	$0.17	$0.01	$0.30	$0.02

Income per share—diluted
As reported	$0.16	$0.01	$0.28	$0.03

Proforma net income per share	$0.16	$0.01	$0.28	$0.02

The average fair value of each option granted in 2004 and 2003 was $1.69 and $0.83, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	4.01%	5.11%
Dividend yield	0%	0%
Expected volatility	37.5%	72.8%
Expected life in years	3-10	3-10

m.                                    Long-Lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.7 million at September 30, 2004 and $5.8 million at December 31, 2003. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$697,338	$878,188	$732,033	$1,332,173
Charged to expense	268,654	40,515	414,824	185,679
Amounts written off, net	(209,588)	(129,009)	(390,453)	(728,158)

Balance at end of period	$756,404	$789,694	$756,404	$789,694

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

During February 2004, Ballantyne settled an asbestos-related lawsuit in a case in the Supreme Court of the State of New York entitled Prager v. A.W. Chesterton Company, et al, including Ballantyne.

Ballantyne is also a defendant in two other asbestos cases.  One entitled Bercu v. BICC Cables Corporation, et. al., in the Supreme Court of the State of New York and one entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. Ballantyne of Omaha, Inc. in Madison County, Illinois.  In both cases, there are numerous defendants including Ballantyne.  At this time, neither case has progressed to a stage where either the likely outcome or the amount of damages, if any for which Ballantyne may be liable can be determined.  An adverse resolution of these matters could have a material effect on the financial position of Ballantyne.

During October 2004, the Company’s insurance carrier settled a lawsuit entitled Scott Henry, et al., v. Ballantyne of Omaha, Inc. d/b/a Skytracker of Florida, et al.  Since the lawsuit was covered by insurance, Ballantyne will only pay an immaterial deductible pertaining to the settlement.

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

q.                                      Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency (“EPA”) and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter.  The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup.  In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long-term maintenance.  At September 30, 2004, the Company has provided for management’s estimate of the Company’s exposure relating to this matter which is not material to the financial statements.

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

s.                       Recently Issued or Adopted Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements.  EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003.  The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in progress at September 30, 2004 and December 31, 2003.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106.  The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans requiring additional disclosures relating to assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  The revision did not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  The revised Statement is effective for financial statements with fiscal years ended after December 15, 2003.  The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.  The Company does not expect the adoption of SFAS No. 132 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2003, the FASB revised FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 addresses consolidation by business enterprises of certain variable interest entities.  For public entities that are not small business issuers, the provisions of FIN No. 46 are effective no later than the end of the first reporting period that ends after March 15, 2004.  If the variable interest entity is considered to be a special-purpose entity, FIN No. 46 shall be applied no later than the first reporting period that ends after December 15, 2003.  The adoption of FIN No. 46 did not impact Ballantyne’s consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46.  FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R is effective at the end of the first interim period ending after December 15, 2003.  The Company provided certain disclosures related to its lease obligations in this Quarterly Report on Form 10-Q.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101 (“SAB101”), Revenue Recognition in Financial Statements.  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21.  SAB 104 also incorporated certain sections of the SEC’s Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers document.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On March 31, 2004, the FASB issued its Exposure Draft No. 1102-100 Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123.  However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock option, to be recognized in the income statement based on their fair values.  The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.  The Company is presently studying the Exposure Draft in anticipation of its adoption next year, the impact of which is not known or possible to estimate at this time.

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”).  FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare.  In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act.  FSP No. 106-2 is effective for Ballantyne during the interim period ending September 30, 2004.  The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy for an initial period of time after the Act is implemented until actuarial equivalency changes due to existing limits on the Company’s cost of providing the benefit.  The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.  EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means.  EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee.  The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004.  The Company does not expect the adoption of EITF 02-14 to have a material impact on its consolidated financial position, results of operations or cash flows.

3.             Intangible Assets

Intangible assets consist of the following:

	At September 30, 2004
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(82,270)	31,643
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(4,971)	1,911
	$3,842,538	(1,341,765)	2,500,773

	At December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(53,792)	60,121
Trademarks	1,000	(680)	320
Non-competition agreement	6,882	(3,250)	3,632
	$3,842,538	(1,311,246)	2,531,292

Amortization expense relating to amortizable intangible assets for the three and nine months ended September 30, 2004 amounted to $10,146 and $30,519, respectively.  Amortization expense for the three and nine months ended September 30, 2003 amounted to $10,189 and $30,556, respectively.  Amortization expense is expected to be $10,066 for the remainder of fiscal 2004 and $23,488 in fiscal 2005.

4.             Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials and components	$8,980,339	$8,851,894
Work in process	3,729,897	1,751,093
Finished goods	2,083,053	1,856,865
	$14,793,289	$12,459,852

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,436,000 and $1,157,000 as of September 30, 2004 and December 31, 2003, respectively.

5.             Property, Plant and Equipment

Property, plant and equipment include the following:

	September 30, 2004	December 31, 2003

Land	$343,500	$343,500
Buildings and improvements	4,317,812	4,558,692
Machinery and equipment	9,242,559	8,788,622
Office furniture and fixtures	1,894,626	1,770,839
Construction in process	240,115	14,639
	16,038,612	15,476,292
Less accumulated depreciation	10,356,604	9,681,357
Net property, plant and equipment	$5,682,008	$5,794,935

6.             Debt

The Company is a party to a revolving credit facility (“credit facility”) with First National Bank of Omaha (“First National Bank”) expiring on August 29, 2005.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at September 30, 2004. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (4.26% at September 30, 2004) and pays a fee of 0.125% on the unused portion. The credit facility also contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends with which the Company was compliant at September 30, 2004.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at September 30, 2004 consists of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2004 and for each of the remaining years are as follows:   2004 - $6,215; 2005 - $25,935; 2006 - $27,762; and 2007 - $14,609.

7.             Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine Months Ended September 30,
	2004	2003

Interest paid	$26,253	$25,072

Income taxes paid	$1,400,101	$3,200

Income taxes benefit related to stock option plans	$23,707	$—

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

9.                                      Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of September 30, 2004 and December 31, 2003 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

10.          Postretirement Health Care

Ballantyne sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses.  Ballantyne’s policy is to fund the cost of the Plan as expenses are incurred.  The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Service cost	$2,485	$2,146	$7,455	$6,438
Interest cost	5,559	4,908	16,677	14,724
Prior year service cost	—	—	—	193,485
Amortization of prior-service cost	6,718	6,718	20,154	20,154
Net periodic benefit cost	$14,762	$13,772	$44,286	$234,801

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to pay $18,000 under the plan in 2004. As of September 30, 2004, benefits of $19,094 have been paid.  The Company presently anticipates paying $25,000 under the plan in 2004.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act established a prescription drug benefit under Medicare, known as “Medicare Part D” and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”).  FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare.  In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act.  FSP No. 106-2 is effective for Ballantyne during the interim period ending September 30, 2004.  The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy for an initial period of time after the Act is implemented until actuarial equivalency changes due to existing limits on the Company’s cost of providing the benefit.  The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

11.          Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2004, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems and the sale of film handling equipment, xenon lamps and lenses for the theatre exhibition industry. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. During January 2003, the Company disposed of its remaining lighting rental operations. The restaurant segment primarily includes the manufacture of replacement parts and the sale of seasonings and marinades.  During the fourth quarter of 2003, the Company made the decision to phase out its restaurant equipment product line, which accounted for $0.8 million in sales or 47% of total segment sales in 2003. Going forward, the Company will continue to supply parts and service to its installed equipment customer base and will also distribute its “Flavor-Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue
Theatre	$10,414,218	$8,033,552	$31,503,673	$22,735,025
Lighting	988,845	944,891	2,174,434	2,380,948
Restaurant	272,451	432,831	952,786	1,265,272
Total revenue	$11,675,514	$9,411,274	$34,630,893	$26,381,245

Gross profit
Theatre	$2,942,410	$1,875,554	$8,875,006	$5,166,385
Lighting	275,731	198,335	583,344	535,214
Restaurant	86,170	109,527	240,858	245,185
Total gross profit	3,304,311	2,183,416	9,699,208	5,946,784
Selling and administrative expenses	(1,964,218)	(1,869,826)	(5,680,384)	(5,544,946)
Operating income	1,340,093	313,590	4,018,824	401,838
Other income (expense)	(28,888)	30,654	(49,170)	20,518
Net interest income	30,110	21,979	48,717	47,028
Gain on disposal of assets	109,230	—	110,030	136,056
Income before income taxes	$1,450,545	$366,223	$4,128,401	$605,440

Expenditures on capital equipment
Theatre	$311,158	$18,126	$781,827	$301,477
Lighting	11,106	3,365	59,525	45,163
Restaurant	—	2,015	—	9,588
Total	$322,264	$23,506	$841,352	$356,228

Depreciation and amortization
Theatre	$249,680	$262,884	$773,752	$822,051
Lighting	12,157	17,857	51,997	58,630
Restaurant	—	10,692	—	35,105
Total	$261,837	$291,433	$825,749	$915,786

Gain on disposal of long-lived assets and goodwill
Theatre	$102,628	$—	$103,428	$—
Lighting	6,602	—	6,602	136,056
Restaurant	—	—	—	—
Total	$109,230	$—	$110,030	$136,056

	At September 30, 2004	At December 31, 2003
Identifiable assets
Theatre	$40,787,884	$32,924,370
Lighting	3,311,391	2,943,804
Restaurant	364,298	1,366,593
Total	$44,463,573	$37,234,767

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue
United States	$8,817,229	$4,882,363	$25,040,921	$16,030,646
Canada	160,711	147,925	529,354	691,459
Asia	947,377	1,742,480	3,993,511	4,116,780
Mexico and South America	1,414,445	1,887,025	3,234,129	4,014,163
Europe	329,207	751,406	1,687,579	1,386,489
Other	6,545	75	145,399	141,708
Total	$11,675,514	$9,411,274	$34,630,893	$26,381,245

	At September 30, 2004	At December 31, 2003
Identifiable assets
United States	$42,763,097	$35,690,521
Asia	1,700,476	1,544,246
Total	$44,463,573	$37,234,767

Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Item 2 . Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From fiscal years 2000 to 2002, the theatre industry experienced an unprecedented three-year decline due to numerous factors, including, but not limited to, over construction of theatres and the lack of operating capital. Several exhibition companies filed for federal bankruptcy protection.  However, during 2003 and continuing in 2004, industry conditions have improved and sales to exhibition companies have increased.  This improvement has led to consolidated revenues increasing $8.2 million or 31.3% in the first nine months of 2004 compared to the same period a year ago.

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

Revenue Recognition

The Company normally recognizes revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, the Company adopted the provisions of EITF 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in process at September 30, 2004 and December 31, 2003.  See note 2 to the consolidated financial statements for a full description of the Company’s revenue recognition policy.

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

At September 30, 2004, there were approximately $8.0 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. Gross outstanding accounts receivable at December 31, 2003 was $7.2 million and the allowance for doubtful accounts was approximately $0.5 million.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items. At September 30, 2004, the Company had recorded gross inventory of approximately $16.2 million and $1.4 million of inventory reserves. This compared to $13.7 million and $1.2 million, respectively, at December 31, 2003. The increase in the reserve relates primarily to specific reserves for discontinued product lines.

Warranty

The Company’s products must meet certain product quality and performance criteria. The Company relies on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, the Company considers experience with: 1) costs for replacement parts; 2) costs of scrapping defective products; 3) the number of product units subject to warranty claims and 4) other direct costs associated with warranty claims.  In addition to known claims or warranty issues, the Company estimates future claims on recent sales. If the cost to repair a product or the number of products subject to warranty claims is greater than originally estimated, the Company’s accrued cost for warranty claims would increase.  During the third quarter, the Company considered it necessary to increase its warranty reserve to account for a warranty issue with a specific customer in Canada.

Long-lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which had a net book value of $5.7 million at September 30, 2004 and $5.8 million at December 31, 2003. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $2.5 million is included in the consolidated balance sheets at September 30, 2004 and December 31, 2003.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

For the nine months ended September 30, 2004, the Company recognized income tax expense of $284,000, as compared to income tax expense of $249,000 for the nine months ended September 30, 2003.  During the third quarter of 2004, the Company reversed all valuation allowances against its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income, projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences.  The reversal was recorded as an offset against income tax expense in the amount of $1.2 million.

Self-insurance Reserves

The Company is partially self-insured for certain employee health benefits. The related liabilities are included in the accompanying consolidated financial statements. The Company’s policy is to accrue the liabilities based on historical information along with certain assumptions about future events without regard to the time value of money.

Stock-based Compensation

The Company accounts for its stock option plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, Accounting for Stock-Based Compensation, issued subsequent to APB Opinion No. 25 and amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, defines a fair value based method of accounting for employee stock options, but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB Opinion No. 25.

The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative. In accordance with SFAS No. 148, the Company has been disclosing in the notes to the consolidated financial statements the impact on net income and net income per share had the fair value based method been adopted. If the fair value method had been adopted, net income for the three months ended September 30, 2004 would have been $3,700 higher than reported while net income for the nine months ended September 30, 2004 would have been $35,000 lower than reported.  Net income for the same periods in 2003 would have been $45,000 and $143,000 lower than reported, respectively.

Recent Accounting Pronouncements

See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations:

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues

Net revenues in 2004 increased 24.1% to $11.7 million from $9.4 million in 2003 resulting from higher theatre segment revenues as discussed below:

	Three Months Ended September 30,
	2004	2003
Theatre	$10,414,218	$8,033,552
Lighting	988,845	944,891
Restaurant	272,451	432,831
Total net revenues	$11,675,514	$9,411,274

Theatre Segment

Sales of theatre products increased 29.6% from $8.0 million in 2003 to $10.4 million in 2004. In particular, sales of projection equipment increased to $7.1 million in 2004 from $6.4 million in 2003 resulting primarily from increased demand domestically as exhibitors are experiencing improved operating results and more access to capital, among other items.  The Company’s top ten theatre customers accounted for approximately 52% of total theatre revenues in 2004 compared to 53% in 2003.

Sales of theatre replacement parts increased to $1.9 million in 2004 from $1.3 million in 2003 as sales were positively impacted by more projection equipment in service, higher sales prices and equipment in service aging and requiring more maintenance.

Sales of xenon lamps to the theatre exhibition industry increased to $0.9 million in 2004 compared to $0.2 million in 2003 primarily as a result of the Company gaining the business of a large theatre chain coupled with the continuing improvement of the theatre exhibition industry and increased marketing emphasis.

Sales of lenses to theatre customers rose to $0.5 million in 2004 from $0.2 million in 2003 resulting from a combination of the improved industry conditions and increased marketing emphasis which has increased the Company’s customer base.

Lighting Segment

Lighting revenues increased to $1.0 million in 2004 from $0.9 million in 2003 due to selling a group of special lights for $0.2 million.

Sales of follow spotlights amounted to $0.4 million in 2004 compared to $0.6 million in 2003 resulting from a general decline in demand, the lack of new arena construction, and increased competition.  The Company is currently marketing new spotlight products and modifying the way it markets and sells its core spotlight product line to address the decline.  Sales of the Skytracker product line were flat at $0.1 million for both 2004 and 2003.  Sales for all other lighting product lines, including, but not limited to, replacement parts, xenon lamps, britelights and nocturns were $0.5 million in 2004 compared to $0.2 million in 2003.  The higher sales primarily resulted from selling twelve MK5 britelights.

Restaurant Segment

Restaurant sales amounted to approximately $0.3 million in 2004 compared to $0.4 million in 2003.  The Company has lowered selling prices on its restaurant equipment to move them more quickly as the Company is phasing out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers. These products accounted for revenues of approximately $0.8 million in fiscal 2003 or 47% of total segment sales. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Export sales (mainly theatre sales) fell to $2.9 million in 2004 from $4.5 million in 2003, driven primarily by decreased demand in Mexico, Latin America and Asia.  Sales into Mexico are expected to rebound in the fourth quarter.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $3.3 million in 2004 from $2.2 million in 2003 and as a percent of revenue increased to 28.3% in 2004 from 23.2% in 2003 due to the reasons discussed below:

Gross profit in the theatre segment increased to $2.9 million in 2004 from $1.9 million in 2003 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago. The favorable product mix pertains primarily to sales of higher margin replacement parts.  The favorable customer mix resulted from improving margins on certain historically lower margin customers and selling directly to end-users more often, therefore bypassing the distributor’s share of the profit.  Lower manufacturing costs primarily relate to higher sales volume resulting in increased labor productivity and other manufacturing efficiencies.  The Company has also been successful in improving labor productivity through 5-S and Kaizen projects making our personnel more efficient.

Gross profit in the lighting segment increased to $0.3 million compared to $0.2 million a year ago, and as a percentage of revenues increased to 27.9% from 21.0% in 2003 primarily due to lower manufacturing costs and higher margin replacement parts being a more significant percent of revenues.

The gross margin in the restaurant segment decreased to $86,000 in 2004 from $0.1 million in 2003 but as a percent of revenue rose to 31.6% from 25.3% in 2003.  The gross margin was expected to be volatile in connection with the liquidation of the equipment product line.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $2.0 million in 2004 compared to $1.9 million in 2003 but as a percent of revenue declined to 16.8% during 2004 from 19.9% in 2003.  The favorable percent stems from covering certain fixed costs with higher revenues during 2004, despite incurring additional costs in 2004 pertaining to compliance with the Sarbanes/Oxley Act of 2002 and costs related to the Company’s new bonus plan.

Other Financial Items

The Company recorded net interest income of approximately $30,000 in 2004 compared to approximately $22,000 in 2003 as the Company earned interest from higher cash levels and from investing in higher yield commercial paper.  Interest expense was also lower due to negotiating a lower fee on the unused portion of the Company’s revolving credit facility.

The Company recorded an income tax benefit in 2004 of approximately $0.7 million compared to income tax expense of $0.2 million in 2003. The results reflect the reversals of certain valuation reserves pertaining to net deferred tax assets in the amount of $1.2 million during 2004.  The effective tax rate for 2004, excluding the valuation allowance reversals, amounted to 37.9% compared to 50.0% in 2003. The decrease primarily results from certain permanent differences between income tax and financial reporting being lower as a percentage of taxable income in 2004.

For the reasons outlined herein, the Company earned net income in 2004 of approximately $2.1 million compared to net income of approximately $0.2 million in 2003. Results reflect the income tax benefit of $1.2 million relating to the reversal of the deferred tax valuation allowances discussed earlier.  This translated into net income per share—basic and diluted of $0.17 and $0.16, respectively, per share in 2004 compared to $0.01 per share in 2003.

Results of Operations:

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues

Net revenues in 2004 increased 31.3% to $34.6 million from $26.4 million in 2003 resulting from higher theatre segment sales as discussed below:

	Nine Months Ended September 30,
	2004	2003
Theatre	$31,503,673	$22,735,025
Lighting	2,174,434	2,380,948
Restaurant	952,786	1,265,272
Total net revenues	$34,630,893	$26,381,245

Theatre Segment

Sales of theatre products increased 38.6% from $22.7 million in 2003 to $31.5 million in 2004. In particular, sales of projection equipment increased to $21.6 million in 2004 from $16.5 million in 2003 resulting primarily from increased demand domestically as exhibitors are experiencing improved operating results and more access to capital, among other items.  The Company’s top ten theatre customers accounted for approximately 50% of total theatre revenues in 2004 compared to 47% in 2003.

Sales of theatre replacement parts increased to $5.6 million in 2004 from $4.2 million in 2003 as sales were positively impacted by more projection equipment in service and equipment in service aging and requiring more maintenance.

Sales of xenon lamps to the theatre exhibition industry amounted to $2.8 million in 2004 compared to $0.9 million in 2003 primarily a result of gaining the business of a large theatre chain, the continuing improvement of the theatre exhibition industry and increased marketing of the product line.

Sales of lenses to theatre customers rose to $1.5 million in 2004 compared to $1.1 million in 2003 due to increased marketing emphasis and the improvement in the industry in general.

Lighting Segment

Revenues in the lighting segment decreased to $2.2 million in 2004 from $2.4 million in 2003 as sales of follow spotlights continue to be disappointing.

Sales of follow spotlights fell to $0.8 million in 2004 from $1.4 million in 2003 due to a general decline in demand, the lack of new arena construction and increased competition.  The Company is currently marketing new spotlight products and modifying how core spotlight products are marketed and sold to address the decline.  Sales of the Skytracker product line rose to $0.5 million compared to $0.3 million a year ago, due to increased demand in general, and specific sales, such as four Skytrackers sold to the Staples Center in Los Angeles during the first quarter.  Sales of all other lighting product lines, including, but not limited to, replacement parts, xenon lamps, britelights and nocturns, were $0.9 million in 2004 compared to $0.7 million a year ago.  As discussed previously, the increase relates to selling twelve MK5 britelights for approximately $0.2 million during the third quarter of 2004.

Restaurant Segment

Restaurant sales decreased to $1.0 million in 2004 compared to $1.3 million in 2003 as the Company lowered selling prices on its restaurant equipment to move them more quickly as part of the plan to phase out this unprofitable portion of the segment. Restaurant equipment sales accounted for approximately $0.8 million in fiscal 2003 or 47% of total segment sales. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Export sales (mainly theatre sales) amounted to $9.6 million in 2004 compared to $10.4 million in 2003, driven primarily by lower demand in Mexico and Asia.  However, sales into Mexico are expected to improve during the fourth quarter.  Sales into Europe have been higher year-to-date compared to last year; however, sales were soft during the third quarter.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into certain regions of the world. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $9.7 million in 2004 from $5.9 million in 2003 and as a percent of revenue increased to 28.0% from 22.5% due to the following reasons:

Gross profit in the theatre segment increased to $8.9 million in 2004 from $5.2 million in 2003 as the Company experienced favorable customer and product mixes coupled with lower manufacturing costs compared to a year ago. The favorable product mix was due primarily to increased sales of higher margin replacement parts.  The favorable customer mix resulted from improving margins on certain historically lower margin customers and selling directly to end-users more often, therefore bypassing the distributor’s share of the profit.  Lower manufacturing costs primarily relate to higher sales volume resulting in increased labor productivity and other manufacturing efficiencies.  The Company has also been successful in improving labor productivity through 5-S and Kaizen projects making our personnel more efficient.

Gross profit in the lighting segment increased to $0.6 million from $0.5 million in 2003 and as a percentage of revenues rose to 26.8% from 22.5% in 2003 primarily due to lower manufacturing costs and replacement parts, which carry a higher margin, being a higher percent of revenues.

The gross margin in the restaurant segment was flat at $0.2 million for both 2004 and 2003.

Selling and Administrative Expenses

Selling and administrative expenses rose to $5.7 million in 2004 from $5.5 million in 2003, but as a percent of revenue declined to 16.4% from 21.0% stemming from covering certain fixed costs with higher revenues during 2004, despite incurring additional costs in 2004 pertaining to the Sarbanes/Oxley Act of 2002 and costs related to the Company’s new bonus plan.

Other Financial Items

The Company recorded net interest income of approximately $49,000 in 2004 compared to approximately $47,000 in 2003 as the Company earned interest from higher cash levels and from investing in higher yield commercial paper.  Interest expense was also lower due to negotiating a lower fee on the unused portion of the Company’s revolving credit facility.

During the third quarter, the Company received and recorded insurance proceeds of $0.3 million pertaining to damage to the Omaha plant’s roof, resulting in a net gain on disposal of the old roof of $110,000. The gain of $136,000 recorded during 2003 resulted from the Company divesting its remaining rental operations of the lighting segment during the first quarter of that year.

The Company recorded income tax expense in 2004 of approximately $0.3 million compared to $0.2 million in 2003. The 2004 amount reflects reversals of certain deferred tax asset valuation reserves resulting in a credit to income tax expense in the amount of $1.2 million.  The effective tax rate for 2004, excluding the valuation reserve reversals, amounted to 37.0% compared to 41.0% in 2003.  The decrease in the effective tax rate results from certain permanent differences between income tax and financial reporting being lower as a percentage of taxable income during 2004.

For the reasons outlined herein, the Company earned net income in 2004 of $3.8 million compared to $0.4 million in 2003.  Results reflect the income tax benefit of $1.2 million relating to the reversal of deferred tax valuation allowances discussed above.  This translated into net income per share—basic and diluted of $0.30 and $0.28, respectively, per share in 2004 compared to $0.03 per share in 2003.

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring on August 29, 2005.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at September 30, 2004. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (6.26% at September 30, 2004) and pays a fee of 0.125% on the unused portion. The credit facility also contains certain restrictive covenants mainly relating to restrictions on acquisitions and dividends with which the Company was compliant at September 30, 2004.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at September 30, 2004 consists of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2004 and for each of the remaining years are as follows: 2004 - $6,215; 2005 - $25,935; 2006 - $27,762; and 2007 - $14,609.

Net cash provided by operating activities increased to $3.6 million compared to $1.5 million in 2003, despite a $1.1 million usage of operating cash in the third quarter of 2004, primarily as a result of customer deposits and more operating income.  The impact of the customer deposits resulted primarily from the receipt of 90%, or $1.9 million, relating to a job to be completed in China later this year.  This receipt has been recorded as a liability in the accompanying balance sheets. The results for the third quarter primarily reflect the build-up of inventory during the quarter pertaining to ramping up inventory purchases and production for strong October and November sales and certain problems regarding the implementation of a new inventory bin system.  Inventory levels are expected to drop in the fourth quarter when the job in China bills, October and November orders are shipped and the initial problems with the new inventory bin system are worked out.

Net cash used in investing activities was $0.6 million in 2004 compared to approximately $66,000 in 2003.  During the third quarter, the Company received and recorded insurance proceeds of $0.3 million pertaining to damage to the Omaha plant’s roof. Capital expenditures amounted to approximately $0.8 million in 2004 due to purchasing a new machining center and replacing the Omaha plant’s roof. During 2003, the Company received proceeds of $0.3 million relating to the sale of rental operations in Florida and Georgia, however, the Company purchased $0.4 million of capital expenditures accounting for the net usage from investing activities in 2003.  The increase in capital expenditures from 2003 related to purchasing certain equipment to meet sales volume and replacing the roof at the Omaha plant.

Net cash provided by financing activities was approximately $51,000 in 2004 compared to $8,000 a year ago.  During 2004, the Company paid $18,000 in debt payments and received $69,000 of proceeds from stock option exercises.  During 2003, the Company paid $13,000 in debt payments and received $21,000 in proceeds from stock option exercises.  The debt payments for both years are the result of a 2002 acquisition.

The Company believes its current cash balances and credit facility, coupled with cash generated from operations, will meet its expected working and other capital requirements.  However, in the event that the need for additional cash arises such as for acquisitions or R&D opportunities, it may be necessary to raise funds from other sources including possible debt and equity issuances.

Transactions with Related and Certain Other Parties

The Company had no significant transactions with related and certain other parties during the three and nine months ended September 30, 2004.

Concentrations

The Company’s top ten customers accounted for approximately 46% of consolidated net revenues for the nine months ended September 30, 2004. These customers were all from the theatre segment. Trade accounts receivable from these customers represented approximately 52% of net consolidated receivables at September 30, 2004. Additionally, sales to AMC Entertainment, Inc. (“AMC”) and National Cinema Supply (“NCS”) represented 10.5% and 10.7%, respectively of consolidated sales for the nine months ended September 30, 2004.  Accounts receivable from AMC amounted to $155,000 or 2% of consolidated accounts receivable while receivables from NCS amounted to $1.2 million or 16% of consolidated accounts receivable.  While the Company believes its relationships with these and other significant customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2004	Thereafter
Long-term debt	$74,521	6,215	68,306
Operating leases	267,261	45,046	222,215
Less sublease receipts	(145,507)	(21,826)	(123,681)
Net contractual cash obligations	$196,275	29,435	166,840

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

4.2.2	Third Amendment to Revolving Credit Agreement dated August 30, 2004 between the Company and First National Bank of Omaha, Inc. *
10.6	Ballantyne of Omaha, Inc. Executive Officers Performance Bonus Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2004).
31.1	Section 302 Certification of Chief Executive Officer. *
31.2	Section 302 Certification of Chief Financial Officer. *
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. *
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. *

* - Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date: November 11, 2004		Date: November 11, 2004