Form 10-K
period 2004-12-31
BALLANTYNE OF OMAHA INC
filed 2005-03-30
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 1-13906

Ballantyne of Omaha, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4350 McKinley Street, Omaha, Nebraska	68112
(Address of Principal Executive Offices)	(Zip code)

r

Registrant’s Telephone Number, Including Area Code: (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which Registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2) Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates, based upon the closing price of the stock on the OTC Bulletin Board on June 30, 2004 was approximately $39.1 million.

As of March 24, 2005, 13,096,108 shares of common stock of Ballantyne of Omaha, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2005 (the “Proxy Statement”) are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

PART I.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report on Form 10-K are “forward-looking” in nature, as defined in the Private Litigation Reform Act of 1995, which involve uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for the Company’s products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company’s future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in the Company’s other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations.

PART I

Item 1. Business

Segments

Ballantyne of Omaha, Inc., a Delaware Corporation, and its subsidiaries (Ballantyne or the “Company”) designs, develops, manufactures and distributes commercial motion picture equipment, lighting systems, and restaurant equipment. The Company was founded in 1932 and primarily operates within three business segments; 1) theatre; 2) lighting and 3) restaurant. Approximately 92% of fiscal year 2004 sales were from theatre products, while 6% were lighting products and 2% were restaurant products.

The Company is currently phasing out its restaurant equipment product line comprised of smokers, ventilation hoods and pressure fryers, which accounted for approximately $0.8 million or 47% of restaurant sales in 2003. During 2004, the Company sold $0.3 million of this equipment to divest itself of previously manufactured inventory and expects to fully divest all remaining restaurant equipment by the end of fiscal 2005. The Company will continue to supply parts to its installed equipment customer base and distribute its “Flavor Crisp” marinade and breading products, as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

During January 2003, the Company disposed of its remaining lighting rental operations so as to focus on its core lighting product lines.

The Company completed the discontinuance of its audiovisual segment on December 31, 2002 through the sale of certain assets and the entire operations. The Company has restated the consolidated financial statements for all comparative years presented.

Theatre

The Company’s theatre business was founded in 1932. The Company’s products are distributed on a worldwide basis through a network of over 100 domestic and international dealers and also by a small direct sales force. The Company’s broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc., Regal Cinemas, Inc. and Loews Cineplex.

The Company believes that its position as a fully integrated equipment manufacturer enables it to be more responsive to its customers’ specific design requirements, thereby giving it a competitive advantage over competitors who rely more on outsourcing components. In addition, the Company believes its expertise in engineering, manufacturing, prompt order fulfillment, delivery, after-sale technical support and emergency service have allowed the Company to build and maintain strong customer relationships.

The Company also manufactures customized motion picture projection equipment for use in special venues, such as large screen format presentations and other forms of motion picture-based entertainment requiring visual and multimedia special effects. The Company helped pioneer the special venue market more than 20 years ago by working with its customers to design and build customized projection systems. The Company currently licenses the large format trademarks and projection system technology of MegaSystems, Inc., a wholly-owned subsidiary of Pacific Title and Art Studio, Inc. Pursuant to an exclusive two-year licensing agreement expiring December 2006, Ballantyne manufactures most of MegaSystem’s product line at its Omaha, Nebraska facility and markets the projection systems worldwide. The licensing agreement automatically renews upon expiration for consecutive two-year periods unless amended by either party.

Lighting

The Company, under the trademark Strong®, is a supplier of long-range follow spotlights which are used for both permanent and touring applications. The Company, under the trademark Xenotech®, is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company also sells high intensity searchlights under the trademark Sky-Tracker®. The Company is in the process of restructuring the segment to grow market share through changes in marketing practices and the introduction of new products such as the Radiance™ and the Canto spotlights which are geared toward a growing segment of the entertainment lighting industry demanding smaller, lower priced and more user-friendly lights.

On July 31, 2002, the Company sold certain rental assets and operations of Xenotech Rental Corp. in North Hollywood, California to the subsidiary’s former general manager for cash of $0.5 million. In January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia, thereby fully divesting its remaining rental operations.

Restaurant

As discussed earlier, the Company is in the process of phasing out its equipment product line comprised of smokers, ventilation hoods and pressure fryers. The Company continues to supply parts to its installed equipment customer base, distribute its “Flavor Crisp” marinade and breading products and support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Theatre Exhibition Industry Overview

The domestic theatre exhibition industry (including Canada) is highly concentrated with management estimating that the top ten exhibitors represent over 50% of the total industry. The number of U.S. movie screens rose to a high of approximately 37,000 screens in 1999 down to approximately 36,000 in 2003 based on information obtained from the National Association of Theatre Owners. Management believes the decrease results from theatre exhibitors closing older, less profitable theatres. Management also believes the closings represented the industry’s excess screen capacity, a result of an oversupply of screens and the decreased liquidity of certain exhibitors. The industry is still recovering from a lengthy downturn, however, beginning in 2003 and continuing in 2004, the health of the industry improved as exhibitors experienced improved operating results and more access to capital.

The Company’s ability to grow theatre revenues is dependent on the growth of construction of new theatres and the renovation of existing theatres. Although industry analysts foresee growth in the number of motion pictures screens as a result of the industry turnaround, there can be no assurance that this expectation will prove accurate. In addition, growth in the number of new motion picture screens may be adversely affected by the economy as a whole or recent trends towards industry consolidation. Both of these factors could have an adverse effect on Ballantyne’s customer base. A lack of screen growth would have a material effect on Ballantyne’s business, financial condition and results of operations. Ballantyne also deals with a concentration of sales and credit risk stemming from sales to the Company’s top 10 theatre customers representing approximately 48% of fiscal 2004 theatre sales. In addition, accounts receivable from these same customers represented 44% of consolidated accounts receivable from all customers. The Company also sold approximately 31% of its theatre products to foreign countries during 2004 and these sales are subject to volatile worldwide economic and political conditions. Certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into certain regions of the world. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices. The Company may also encounter competition from new competitors within the segment due to the development of new technology for alternate means of motion picture presentation such as digital technology. While the Company believes that it has a business plan to attack the relatively new digital marketplace, no assurance can be given that the Company will in fact be a part of such a market.

Business Strategy

The Company’s strategy combines the following key elements:

Increase Domestic Theatre Exhibition Market Share.   The past problems experienced by the theatre exhibition industry coupled with increased competition for the sale of theatre products has placed additional pressure on the Company’s share of the market. The Company is currently implementing certain initiatives to garner more market share. These initiatives include introducing new and innovative products to the market, an example of which is the Company’s next generation projector called the Apogee which was engineered to be more user-friendly. Ballantyne has also restructured its dealer pricing so as to garner more ancillary or accessory items and is also leveraging the Company’s brand name recognition to develop business with exhibitors currently not using its equipment.

Focus on Growth Strategy and Diversification.   The Company’s strategy is to pursue complementary strategic acquisitions both within its current operating segments and also in other markets that would fit in the Company’s business plans.

Expand International Presence.   Sales outside the United States (mainly theatre sales) were $15.0 million or 31% of consolidated revenues compared to $14.4 million or 39% in 2003. While sales internationally were higher, they dropped as a percent of total sales primarily due to the turnaround in the domestic marketplace and sales being stagnant or softer in most other areas of the world. Sales for 2004 also included a special venue project in China for approximately $2.1 million. The Company believes that international sales will continue to account for a significant portion of its theatre sales.

The Company is seeking to strengthen and develop its international presence through an international dealer network and the Company’s sales force will continue to travel worldwide to market the Company’s products. Additionally, the Company will utilize its office in Hong Kong to further penetrate China and surrounding markets. The Company believes that as a result of these efforts, it is positioned to further expand its brand name recognition and international market share. As a result, however, the Company could be adversely affected by such factors as changes in foreign currency rates and changing economic and political conditions in each of the countries in which the Company sells its products.

Improve Business Processes and Productivity.   The Company has begun implementing lean manufacturing at its Omaha facility and over the last 18 months the Company has conducted numerous lean manufacturing projects. Production of critical product lines is being converted from batch manufacturing processing to production lines improving flow through the plant, and therefore, productivity. The Company will also continue to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

Expand Digital Opportunities.   The theatre exhibition industry primarily remains based on the use of film technology to deliver motion picture images to the public, despite the anticipated shift to digital images (digital cinema). The widespread adoption and use of digital cinema foreseen by many has still not occurred, with a worldwide market penetration of only a limited number of screens converted to digital cinema. In addition to the companies who have installed these systems, there are several additional companies, using various types of digital technology, actively involved in attempting to bring a complete digital solution to the market. Contributing factors of this slow technology change include, but are not limited to: high digital system costs; relatively little product available for digital cinema; security, control and implementation issues and a lack of what are yet acceptable standards for system quality and interoperability. The major holdback appears to be the lack of viable economic reasons to make this technology change. Though digital cinema offers significant potential savings via reduced film delivery and handling costs, as well as greater consistency in the quality of presentations in the theatre, no viable financial models yet exist to justify the expenditures required. Since the shift to digital cinema is still in the development stage, there is substantial uncertainty when and if digital cinema will take place. In addition, it is not currently known how the rollout will occur as to the number of theatre exhibitors who will convert, how quickly they will convert and if the conversion will use equipment distributed or manufactured by Ballantyne.

Despite the apparent head start and substantially greater resources of companies now involved in digital cinema, the Company believes it is in a solid position to be a major participant in this marketplace. The Company currently manufactures the light source and power supply for digital equipment. The Company also remains in close contact with the theatre exhibitors and is maintaining relationships with current and potential digital providers. The Company had been a party to an agreement with Digital Projection International (“DPI”) for the sales, distribution and servicing rights of certain digital equipment in the U.S., Canada, Mexico and Central and South America. However, the agreement was allowed to expire and the Company is currently evaluating other alternatives. No assurance can be given that Ballantyne will in fact be a part of the digital cinema marketplace. If Ballantyne is unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on the Company’s business, financial condition and operating results.

Expand Lighting Segment.   Despite the lighting divestitures that have taken place in recent years,  the Company’s goal is to increase revenues using the remaining product lines within the segment and by increased emphasis on expanding its product offerings by developing and introducing new products and through marketing relationships with European manufacturers to market their products in the U.S. Late in 2004 the Company designed and introduced an HMI-based lighting product called the Radiance® spotlight. During 2003, the Company began marketing an Italian-manufactured spotlight called the Canto spotlight. Both spotlights were introduced in response to a marketplace demanding less expensive, smaller and more user-friendly products.

Products

Theatre Products

Motion Picture Projection Equipment

The Company is a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. The Company’s commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, combination 35/70mm projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company’s commercial motion picture projection equipment is marketed under the industry wide recognized trademarks of Strong®, Simplex®, Century® and Ballantyne®. During 2004, the Company introduced the next generation film projector called the Apogee™. The Company believes that this redesigned projector will be more marketable due to it being more user-friendly and creating a steadier picture. The Company manufactures the majority of the motion picture projection system in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by the Company.

The Company also manufactures film handling equipment consisting of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. The majority of the Company’s film transport systems are sold under the Strong® name, although the Company sells systems on an OEM basis to a competitor.

Lenses

The Company previously distributed ISCO-Optic lenses pursuant to a distribution agreement with Optische Systeme Gottingen Isco Optic AG (“Optische Systeme”). In 2003, Optische Systeme filed for bankruptcy under German law. On August 1, 2004, ISCO Precision Optics GmbH (“ISCO”) purchased the assets and goodwill of Optische Systeme out of bankruptcy. Pursuant to a new distribution agreement with ISCO, the Company has the exclusive right to distribute these lenses in North America through October 31, 2007, subject to the attainment of minimum purchase quotas (which the Company has historically exceeded), and thereafter is automatically renewed for successive one-year periods until terminated by either party upon 9 months’ prior notice. Ballantyne also has the non-exclusive right to distribute these lenses throughout the rest of the world. ISCO lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen and have won two Academy Awards for technical achievement.

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

Special Venue Products

The Company manufactures 4, 5 and 8 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special effects. The Company’s status as a fully integrated manufacturer enables it to work closely with its customers from initial concept and design through manufacturing to the customers’ specifications. As discussed earlier, the Company licenses the large format trademarks and projection system technology of MegaSystems, Inc. Pursuant to an exclusive licensing agreement, Ballantyne manufactures all of MegaSystem’s product line at its Omaha, Nebraska facility and markets the projection systems worldwide. During 2004, the Company recorded a $2.1 million sale of these products into China.

Lighting Products

Spotlights

The Company has been a developer, manufacturer and distributor of long-range follow spotlights since 1950. Ballantyne’s long-range follow spotlights are primarily marketed under the Strong® trademark and recognized brand names such as Super Trouper® and Gladiator®. The Super Trouper® follow spotlight has been the industry standard since 1958. The Company’s long-range follow spotlights are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums, and touring applications. The Company’s long-range follow spotlights consist of eight basic models ranging in output from 400 watts to 4,000 watts. The 400-watt spotlight model, which has a range of 20 to 150 feet, is compact, portable and appropriate for small venues and truss mounting. The 4,000-watt spotlight model, which has a range of 300 to 600 feet, is a high-intensity xenon light spotlight appropriate for large theatres, arenas and stadiums. All of the Company’s long-range follow spotlights employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

In response to a section of the marketplace demanding less expensive, smaller and more user-friendly products, the Company has introduced certain new spotlights over the last two years. During 2003, the Company began distributing an Italian manufactured spotlight called the Canto. The Canto spotlight product line consists of five basic models ranging in output from 575 watts to 2,000 watts. During 2004, the Company designed a new follow spotlight called the Radiance™. The Radiance™ product line consists of two basic models ranging in output from 1,200 watts to 2,500 watts.

The Company sells its follow spotlights through dealers and to end users such as arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. These spotlight products are used in over 100 major arenas throughout the world.

Promotional and Other Lighting Products

The Company is a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. The Company’s computer-based lighting systems are marketed under the Strong Britelights™ and Xenotech® trademarks, while the high intensity searchlights are marketed under the Sky-Tracker® trademark.

Xenotech’s specialty illumination products have been used in numerous feature films and have also been used at live performances such as Super Bowl half-time shows, the opening and closing ceremonies of the 2002 Winter Olympics and are currently illuminating such venues as the Luxor Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. These products are marketed directly to customers throughout the world.

The Company’s high intensity searchlights come in single or multiple head configurations, primarily for use in outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity searchlights are marketed through the Company’s Sky-Tracker division under the Sky-Tracker® trademark. Sky-Tracker products have been used at Walt Disney World, Universal Studios, various Olympic games and grand openings. The Company’s promotional lighting products are primarily marketed directly to customers throughout the world by a direct sales force and a commissioned representative.

During 2002, the Company disposed of its rental operations in North Hollywood, California and during January 2003, disposed of its remaining rental operations in Orlando, Florida and Atlanta, Georgia.

Restaurant Products

As discussed earlier, the Company is in the process of phasing out its food service equipment business principally consisting of fryers, exhaust hoods and smoker/slow cook ovens. The Company’s pressure fryers accounted for the majority of equipment sales. During 2003, total food service equipment sales accounted for $0.8 million or 47% of total restaurant segment sales. Equipment sales during 2004 amounted to $0.3 million primarily from divesting its remaining inventory on-hand. The Company expects to divest the remaining inventory by the end of fiscal 2005. The Company will continue to distribute and sell seasonings, marinades and barbeque sauces manufactured to the Company’s specifications by various food product contractors and will continue to supply parts to its installed equipment customer base.

Sales, Marketing and Customer Service

The Company markets and sells its product primarily through a network of over 100 domestic and international dealers to major theatre exhibitors, sports arenas, amusement park operators and convenience/fast food stores. The Company also sells directly to end-users. The sales effort is supplemented by a small internal sales force. The Company services its customers in large part through the dealer network; however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. The Company’s sales and marketing professionals in all three business segments have extensive experience with the Company’s product lines and have long-term relationships with many current and potential customers.

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

Backlog

At December 31, 2004 and 2003, the Company had backlogs of $6.4 million and $6.6 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. The Company’s products are manufactured and shipped within a few weeks following receipt of orders. The dollar amount of the Company’s order backlog is therefore not considered by management to be a leading indicator of the Company’s expected sales in any particular fiscal period.

Manufacturing

The Company’s manufacturing operations are conducted at its Omaha, Nebraska manufacturing facility and its manufacturing facility in Fisher, Illinois. The Company’s manufacturing operations at both locations consist primarily of engineering, quality control, testing, material planning, machining, fabricating, assembly, packaging and shipping. The Company believes the central locations of Omaha and Fisher have and will serve to reduce the Company’s transportation costs and delivery times of products to the east and west coasts of the U.S. The Company’s manufacturing strategy is to (i) minimize costs through manufacturing efficiencies, (ii) employ flexible assembly processes that allow the Company to customize certain of its products and adjust the relative mix of products to meet demand, (iii) reduce labor costs through the increased use of computerized numerical control machines for the machining of products and (iv) use outside contractors as necessary to meet customer demand.

The Company currently manufactures the majority of the components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products and its ability to customize products to customer specifications. The principal raw materials and components used in the Company’s manufacturing processes include aluminum, solid-state electronic sub-assemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

Quality Control

The Company believes that its design standards, quality control procedures and the quality standards for the materials and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. The Company has implemented a quality control program for its theatre and lighting product lines, which is designed to ensure compliance with the Company’s manufacturing and assembly specifications and the requirements of its customers. Essential elements of this program are the inspection of materials and components received from suppliers and the monitoring and testing of all of the Company’s products during various stages of production and assembly.

Warranty Policy

The Company generally provides a warranty to end users for substantially all of its products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. Under the Company’s warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements were approximately $561,000, $288,000 and $633,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development

The Company’s ability to compete successfully depends, in part, upon its continued close work with existing and new customers. The Company focuses research and development efforts on the development of new products based on customer and industry requirements. Research and development costs charged to operations amounted to approximately $328,000, $590,000 and $517,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Competition

Although the Company has a leading position in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company’s motion picture projection equipment include Christie Electric Corporation, Cinemeccanica SpA and Kinoton GmbH. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities. Certain of the Company’s competitors for its motion picture projection equipment have significantly greater resources. In addition to existing motion picture equipment manufacturers, the Company is encountering competition from new competitors, as well as from the development of new technology for alternative means of motion picture presentation. No assurance can be given that the equipment manufactured by the Company will not become obsolete as technology advances. For a further discussion of potential new competition, see the “Business Strategy” section of this report under the caption “Expand Digital Opportunities”.

The markets for the Company’s lighting and restaurant products are also highly competitive. The Company competes in the lighting industry primarily on the basis of quality, price, branding and product line variety. The Company competes in the restaurant products industry primarily on the basis of price and branding. As discussed earlier in this document, the Company is phasing out a portion of the restaurant segment. Certain of the Company’s competitors for its lighting and restaurant products have significantly greater resources than the Company.

Patents and Trademarks

The Company owns or otherwise has rights to numerous trademarks and trade names used in conjunction with the sale of its products.  The Company currently owns one patent with another patent pending. The Company believes its success will not be dependent upon patent or trademark protection, but rather upon its scientific and engineering “know-how” and research and production techniques.

Employees

As of February 25, 2005, the Company had a total of 207 employees. Of these employees, 162 were considered manufacturing, 4 were executive and 41 were considered sales and administrative. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, the Company has paid its share of the costs. At December 31, 2004, the Company has provided for management’s estimate of any future exposure relating to this matter which is not material to the consolidated financial statements.

Stockholder Rights Plan

On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan. Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne’s common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company’s common stock at an exercise price of half the market price.

Executive Officers of the Company

John P. Wilmers, age 60, has been CEO of the Company since March 1997 and a Director since 1995. Mr. Wilmers joined the Company in 1981 and has served in various positions in the Company including Executive Vice President of Sales from 1992 to 1997. Mr. Wilmers is a past President of the Theatre Equipment Association, a member of the Nebraska Variety Club and a sustaining member of the Society of Motion Picture and Television Engineers. Mr. Wilmers attended the University of Minnesota at Duluth.

Dan Faltin, age 48, has been the Executive Vice-President since June 1, 2003. Prior to joining the Company, Mr. Faltin was President of Chief Automotive Systems, Inc., a Nebraska-based manufacturer and marketer of collision repair equipment. Before assuming responsibilities as President, he served for five years as Vice President of Sales and Marketing of Chief. Mr. Faltin earned a B.A. from the University of Nebraska at Lincoln and an M.B.A. from the University of Nebraska at Kearney.

Brad J. French, age 52, joined the Company as the Controller in 1990 and was named Secretary and Treasurer in 1992. Mr. French was named Chief Financial Officer of the Company in January 1996. During 2000 and through May 31, 2003, Mr. French was also the Company’s Chief Operating Officer. Prior to joining the Company, Mr. French held several accounting positions with UTBHL, Inc. (f/k/a Hanovia Lamp, Inc.), a subsidiary of Canrad, Inc. and Purolator Products, Inc. Mr. French earned a B.S. from Union College.

Ray F. Boegner, age 55, has been Senior Vice President since 1997. Mr. Boegner joined the Company in 1985 and has acted in various sales roles. Prior to joining the Company, he served as Vice President of Marketing at Cinema Film Systems. Mr. Boegner earned a B.A. from Citrus College and a B.S. from the University of Southern California.

Item 2. Properties

The Company’s headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where it owns a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of its products, other than those for one of its wholly owned subsidiaries, Design and Manufacturing, Inc. The Design subsidiary is located in Fisher, Illinois on 2.0 acres with a 31,600 square foot building. The Company also leases a sales and service facility in Hong Kong. The Company also leases a small sales office in Miami, Florida. The Company subleases facilities in Ft. Lauderdale, Florida to Strong Audiovisual Incorporated, the purchaser of the discontinued audiovisual segment.

Item 3. Legal Proceedings

Ballantyne is a party to various legal actions that have arisen in the normal course of business. These actions involve normal business issues such as products liability.

Ballantyne is a defendant in two asbestos-related cases, Bercu v. BICC Cables Corporation, et al., in the Supreme Court of the State of New York, and Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. Ballantyne of Omaha, Inc. in Madison County, Illinois. In both cases, there are numerous defendants including Ballantyne. At this time, neither case has progressed to a stage where either the likely outcome or the amount of damages, if any, for which Ballantyne may be liable can be determined. An adverse resolution of these matters could have a material effect on the financial position of Ballantyne.

At December 31, 2004, the Company was a party to a claim for approximately $400,000 arising out of the bankruptcy of a former customer filed in 2002. The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The claim was brought against Ballantyne in the fourth quarter of 2003. Ballantyne has vigorously defended against the claim, however, to avoid the time and expense of a trial, has agreed to settle the case. While the settlement requires approval by the former customer’s bankruptcy court, management believes the settlement will ultimately be approved. As such, the Company has reduced its estimated liability at December 31, 2004 to the settlement amount. This liability is recorded in other accrued expenses in the accompanying consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2004, no issues were submitted to a vote of stockholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is listed and traded on the American Stock Exchange under the symbol “BTN”. Prior to September 24, 2004, the Company was listed on the OTC Bulletin Board under the symbol “BTNE”. The following table sets forth the high and low per share sale price for the common stock as reported by the American Stock Exchange and OTC Bulletin Board.

		High	Low
2004	First Quarter	$3.12	$2.46
	Second Quarter	3.40	2.48
	Third Quarter	3.78	2.98
	Fourth Quarter	4.83	2.90
2003	First Quarter	$0.87	$0.61
	Second Quarter	1.35	0.80
	Third Quarter	1.83	1.25
	Fourth Quarter	2.95	1.70
2002	First Quarter	$0.84	$0.53
	Second Quarter	1.00	0.61
	Third Quarter	0.90	0.44
	Fourth Quarter	0.76	0.44

The last reported per share sale price for the common stock on March 24, 2005 was $4.65. The Company had 13,096,108 shares of common stock outstanding on March 24, 2005, there were approximately 213 holders of record and an estimated 3,605 owners held in the name of nominees.

The Company did not make any unregistered sales of common stock during the fourth quarter of 2004.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s Stock Option Plans and Contractual Stock Option Agreements as of December 31, 2004.

			Number of securities
			remaining available
			for future issuance
	Number of securities to		under equity
	be issued upon exercise	Weighted average exercise	compensation plans
	of outstanding options,	price of outstanding options,	excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,075,825	$2.91	741,933 (1)
Equity compensation plans not approved by security holders	226,528	$0.83	1,135,282 (2)
Total	1,302,353	$2.55	1,877,215

(1)          Includes 380,521 securities for the 2000 Stock Purchase Plan and 361,412 securities for the 1995 Employee Stock Option Plan.

(2)          Includes 282,342 securities for the 1995 Non-Employee Directors, Non-Incentive Stock Option Plan and 852,940 securities for the 2001 Non-Employee Director’s Stock Option Plan.

Dividend Policy

The Company intends to retain its earnings to assist in financing its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board, and the Company’s credit facility contains certain prohibitions on the payment of cash dividends. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions and the Company’s financial condition and capital requirements, as well as any other factors deemed relevant by the Board. The Company has not paid cash dividends during the last two years.

Item 6. Selected Financial Data(1)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of operations data(2)
Net revenue	$49,145	37,433	33,785	38,379	43,566
Gross profit	13,515	8,616	5,620	3,895	5,952
Income (loss) from continuing operations	$5,073	579	(2,582)	(3,376)	(3,759)
Net income (loss) per share from continuing operations
Basic	$0.40	0.05	(0.21)	(0.27)	(0.30)
Diluted	$0.37	0.04	(0.21)	(0.27)	(0.30)
Balance sheet data(3)
Working capital	$26,631	20,806	19,195	21,150	21,637
Total assets	42,171	37,235	35,009	41,698	52,690
Total debt	68	93	111	1,750	8,870
Stockholders’ equity	$34,523	29,089	28,391	31,972	36,009

(1)          All amounts in thousands (000’s) except per share data

(2)          Excludes discontinued operations

(3)          Includes discontinued operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for the Company’s products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company’s future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in the Company’s other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it is against its policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecast or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Overview

The Company designs, develops, manufactures and distributes commercial motion picture equipment and lighting systems and also distributes restaurant products. The Company business was founded in 1932.

The Company has three reportable core operating segments:  theatre, lighting and restaurant. Approximately 92% of fiscal year 2004 sales were from theatre products, 6% were lighting products and 2% were restaurant products.

From fiscal years 2000 to 2002, the theatre industry experienced an unprecedented three-year decline due to numerous factors, including, but not limited to, excess screen capacity, declining profitability and the lack of operating capital. Several exhibition companies filed for federal bankruptcy protection. However, during 2003 and continuing in 2004, industry conditions improved and sales to exhibition companies increased. This improvement had led to consolidated revenues increasing $11.7 million or 31.3% in 2004 and the Company generating $5.1 million of net income compared to $0.6 million in 2003.

The Company’s 2002 discontinuance of its audiovisual segment was completed December 31, 2002 through the sale of certain assets and the entire operations for proceeds of $200,000. The Company retained cash, accounts receivable and certain payables recorded at December 31, 2002. The Company has restated the consolidated financial statements for the discontinued operations for all comparative years presented.

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

The Company’s accounting policies are discussed in note 2 to the consolidated financial statements in this report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

The Company normally recognizes revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, the Company adopted the provisions of EITF 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in process at December 31, 2003 until 2004, at which time approximately $2.1 million was recognized with the remaining revenue to be recognized during 2005. The Company permits product returns from customers under certain circumstances and also allows returns under the Company’s warranty policy. Allowances for product returns are estimated and recorded at the time revenue is recognized. The return allowance is recorded as a reduction to revenues for the estimated sales value of the projected returns and as a reduction in cost of products for the corresponding cost amount. See note 2 to the consolidated financial statements for a full description of the Company’s revenue recognition policy.

Allowance for Doubtful Accounts

The Company makes judgments about the credit worthiness of both current and prospective customers based on ongoing credit evaluations performed by the Company’s credit department. These evaluations include, but are not limited to, reviewing customers’ prior payment history, analyzing credit applications, monitoring the aging of receivables from current customers and reviewing financial statements, if applicable. The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience and a specific account analysis that project the ultimate collectibility of the accounts. As such, these factors may change over time causing the reserve level to adjust accordingly. When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the consolidated statements of operations and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

At December 31, 2004, there were approximately $6.6 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2003, there were approximately $7.2 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At December 31, 2004 the Company had recorded gross inventory of approximately $13.3 million and $1.1 million of inventory reserves. This compared to $13.7 million and $1.2 million, respectively, at December 31, 2003. The decrease in the reserve was due to the disposal of inventory previously reserved for.

Warranty

The Company’s products must meet certain product quality and performance criteria. In addition to known claims or warranty issues, the Company estimates future claims on recent sales. The Company relies on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, the Company considers experience with: 1) costs for replacement parts; 2) costs of scrapping defective products; 3) the number of product units subject to warranty claims and 4) other direct costs associated with warranty claims. If the cost to repair a product or the number of products subject to warranty claims is greater than originally estimated, the Company’s accrued cost for warranty claims would increase.

At December 31, 2004, the warranty accrual amounted to $0.7 million and amounts charged to expense were $0.6 million. At December 31, 2003, the warranty accrual amounted to $0.7 million and amounts charged to expense were $0.3 million.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.7 million at December 31, 2004. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $2.5 million is included in the consolidated balance sheets at December 31, 2004 and 2003. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate at each interim period based on the facts and circumstances known at the time, while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

During the third quarter of 2004, the Company reversed all valuation allowances against its deferred tax assets as management believed that it was more likely than not that all deferred tax assets would be realized taking into consideration all available evidence including historical pre-tax and taxable income, projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences. The reversal was recorded as an offset against income tax expense in the amount of $1.5 million of which $1.1 million relates to projected future pre-tax income.

Self-insurance Reserves

The Company is partially self-insured for worker’s compensation and certain employee health benefits. The related liabilities are included in the accompanying consolidated financial statements. The Company’s policy is to accrue the liabilities based on historical information along with certain assumptions about future events.

Stock-based Compensation

The Company accounts for its stock option plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, Accounting for Stock-Based Compensation, issued subsequent to APB Opinion No. 25 and amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB Opinion No. 25.

In accordance with SFAS No. 148, the Company has been disclosing in the notes to the consolidated financial statements the impact on net income (loss) and net income (loss) per share had the fair value based method been adopted. If the fair value method had been adopted, net income for 2004 and 2003 would have been $180,322 and $79,009 lower than reported, respectively, while the net loss in 2002 would have been $110,585 higher than reported.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for interim periods beginning after June 15, 2005. The Company is currently determining the impact of the Statement on its financial position, results of operations, and cash flows.

Recent Accounting Pronouncements

See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in the Company’s consolidated statements of operations.

Results of Operations:(1)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.5	77.0	83.4	89.9	86.3
Gross profit	27.5	23.0	16.6	10.1	13.7
Selling and administrative expenses	15.7	20.4	22.5	21.2	24.9
Income (loss) from operations	11.8	2.6	(5.9)	(11.0)	(11.2)
Net income (loss) from continuing operations	10.3	1.5	(7.6)	(8.8)	(8.6)

(1)          Excludes discontinued audiovisual operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues

Net revenues from continuing operations in 2004 increased 31.3% to $49.1 million from $37.4 million in 2003. As discussed in further detail below, the increase resulted from higher revenues from theatre products.

	Year Ended December 31,
	2004	2003
Theatre	$45,144,254	$32,562,367
Lighting	2,847,014	3,162,171
Restaurant	1,153,242	1,708,748
Total net revenues	$49,144,510	$37,433,286

Theatre Segment

Sales of theatre products increased 38.6% from $32.6 million in 2003 to $45.1 million in 2004. In particular, sales of projection equipment increased to $31.9 million in 2004 from $23.7 million in 2003. The improvement primarily resulted from increased demand for projection equipment domestically as exhibitors were building more theatres due to experiencing improved operating results and more access to capital. The Company’s top ten theatre customers accounted for approximately 48% of total theatre revenues compared to 44% in 2003, resulting primarily from a $2.1 million sale of special venue products into China.

Sales of theatre replacement parts also reflected improved industry conditions rising 26.8% to $7.2 million in 2004 from $5.7 million a year ago. The increase was also attributable to more projection equipment in service, higher sales prices and projection equipment in service aging.

Sales of xenon lamps to the theatre industry rose 137.8% to $3.7 million from $1.6 million a year ago primarily a result of gaining the business of a large theatre chain, the continuing improvement of the theatre industry in general and increased marketing of the product line. The Company has also increased exposure by selling these lamps via an internet website.

Sales of lenses to theatre customers increased to $2.3 million in 2004 compared to $1.6 million in 2003, a 43.7% increase due to more demand in general and increased marketing of the product line.

Lighting Segment

Sale of lighting products declined 10.0% to $2.8 from $3.2 million a year ago as sales of follow spotlights decreased to $1.3 million in 2004 from $1.9 million in 2003, a 35.7% decline due to lower industry-wide demand for high-end spotlights, the lack of new arena construction and increased competition. The Company is currently developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry. The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed to address the decline as it believes these industry leading products still have a long market life ahead.

Sales of Skytracker® products rose 25.4% to $0.6 million from $0.5 million in 2003 due to increased demand in general and sales such as four Skytrackers sold to the Staples Center in Los Angeles.

Sales of Britelight® products increased to $235,000 compared to $20,000 primarily from the sale of twelve MK5 Britelights during the third quarter.

Sales of all other lighting products, including but not limited to, replacement parts, xenon lamps and nocturns fell to $0.7 million from $0.8 million in 2003, as increased replacement part sales were offset by lower nocturn sales.

Restaurant Segment

Restaurant sales fell to $1.2 million in 2004 from $1.7 million in 2003, a result of the Company’s decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers in the fourth quarter of 2003. The Company continues to supply parts to its installed customer base and also continues to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. Sales of the discontinued equipment line amounted to $0.3 million in 2004 compared to $0.9 million in 2003. Sales of replacement parts amounted to $0.2 million in both 2004 and 2003 while coater and marinade sales rose to $0.7 million from $0.6 million a year ago.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $15.0 million in 2004 from $14.4 million in 2003, primarily from a $2.1 million sale of special venue products for a theme park in Changchung, China. Sales in most other regions of the world were either comparable as was the case in Europe or lower than the prior year as was the case in Mexico, South America and Canada. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $13.5 million in 2004 from $8.6 million in 2003 and as a percent of revenue increased to 27.5% in 2004 from 23.0% in 2003 due to improvements in the theatre segment as discussed below:

Gross profit in the theatre segment increased to $12.5 million in 2004 from $7.5 million in 2003 and as a percent of sales increased to 27.6% from 23.1% a year ago. The results reflect lower manufacturing costs and favorable customer and product mixes. The favorable product mix resulted from increased sales of higher margin replacement parts, however, a portion of the benefit was offset by higher sales of lower margin xenon lamps. The favorable customer mix resulted from a combination of raising prices on certain historically low margin customers and selling directly to end-users more often, thereby bypassing the distributor’s share of the profit. Lower manufacturing costs primarily relate to higher sales volume resulting in increased labor productivity and other manufacturing efficiencies. The Company has also been successful in improving labor productivity through certain lean manufacturing projects making the Company’s production personnel more efficient.

Gross profit in the lighting segment was flat at $0.8 million for both years despite declining sales due to lower manufacturing costs and also higher margin replacement parts accounting for a larger percent of revenues.

Restaurant margins were flat at $0.3 million in 2004, however as a percent of sales rose to 24.7% in 2004 from the 18.4% generated in 2003 primarily due to less low margin equipment being sold.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $7.7 million in 2004 compared to $7.6 million in 2003 but as a percent of revenue declined to 15.7% from 20.4% in 2003. The favorable results stem from covering certain fixed costs with higher revenues during 2004, despite incurring additional costs pertaining to compliance with the Sarbanes/Oxley Act of 2002 and for implementation of the Company’s new bonus plan. The results also reflect certain items included in 2003 expenses which did not reoccur in 2004, including but not limited to, bad debt expenses, settlement of an asbestos lawsuit in 2003 and certain postretirement benefits. The bad debt expense pertains to a claim for approximately $0.4 million in 2003 for preferential payments relating to a former customer who filed bankruptcy in 2002. The Company had recorded an accrual with respect to this contingency during 2003 but was able to reverse much of it during 2004 when the case was settled for much less than the initial accrual. Lower postretirement benefit costs relate to an accrual to recognize the initial accrued benefit liability in 2003 for the Company’s postretirement health care plan for certain of the Company’s current and former executives and their spouses.

Other Financial Items

Other expenses (net of other income) amounted to approximately $91,000 in 2004 compared to $86,000 in 2003.

The Company recorded a gain on disposal of assets of approximately $105,000 in 2004 compared to approximately $136,000 in 2003. The 2004 gain principally relates to the Company receiving insurance proceeds of $0.3 million pertaining to repairing the Omaha plant’s roof, resulting in a net gain of $110,000. The gain of $136,000 recorded during 2003 resulted from the Company divesting its remaining rental operations of the lighting segment during the first quarter of that year.

The Company recorded income tax expense in 2004 of $0.8 million compared to $0.5 million in 2003. The 2004 amount reflects reversals of certain deferred tax asset valuation reserves resulting in a credit to income tax expense in the amount of $1.2 million. The effective tax rate decrease was due to certain permanent differences between income tax and financial reporting being lower as a percentage of taxable income and the benefit of reversing certain accruals pertaining to expiring statutes.

During 2004, the Company recorded interest income of $130,000 compared to $87,000 in 2003 as the Company earned interest from higher cash levels and invested in higher yield commercial paper. Interest expense declined to $35,000 in 2004 from $39,000 in 2003 resulting from the fee on the Company’s unused portion of its credit facility being renegotiated to 0.125% from 0.375%.

For the reasons outlined herein, the Company earned net income in 2004 of $5.1 million compared to $0.6 million in 2003. This translated into net income per share basic and diluted of $0.40 and $0.37 per share, respectively, in 2004 compared to $0.05 and $0.04 per share, respectively, in 2003.

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

Theatre Segment

Sales of theatre products increased 15.7% from $28.1 million in 2002 to $32.6 million in 2003. In particular, sales of projection equipment increased to $23.7 million in 2003 from $19.5 million in 2002. Sales began improving in the second quarter of 2003 and continued during the third and fourth quarters resulting from increased theatre construction as exhibitors are experiencing more access to capital and improved operating results, among other items. While the health of the theatre exhibition industry is improving, there are still risks in the industry which result in continued exposure to the Company. This exposure is in the form of receivables from independent dealers who resell the Company’s products to certain exhibitors and also a concentration of sales and credit risk. In many instances, the Company sells theatre products through independent dealers who resell to the exhibitor. These dealers were negatively impacted by the recent downturn in the industry and while the exhibitors are recovering, it has not benefited the dealer network as quickly. The concentration of sales and credit risk stems from the fact that for 2003, sales to the Company’s top 10 customers represented approximately 44% of theatre segment sales. Additionally accounts receivable from these same customers represented approximately 62% of consolidated net accounts receivable from the theatre segment. The Company may also encounter competition from new competitors due to the development of new technology for alternative means of motion picture presentation such as digital technology. While the Company believes that it has a business plan to attack this relatively new marketplace, no assurance can be given that the Company will in fact be a part of the digital marketplace.

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

Restaurant Segment

Restaurant sales rose to approximately $1.7 million in 2003 compared to $1.4 million in 2002 due to increased marketing of the product lines. During the fourth quarter of 2003, the Company made the decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers, which accounted for approximately $0.8 million in sales in 2003 or 47% of total segment sales. Going forward, the Company will continue to supply parts and provide service to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken On-The-Run” and “BBQ-On-The-Run” programs.

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

The gross profit in the lighting segment decreased to $0.8 million from $1.0 million a year ago, however as a percentage of revenues the gross margin increased to 24.8% from 22.0% in 2002. The improvement was due to a combination of items including the divestiture of the unprofitable rental operations and lower manufacturing costs and increased volume through the Company’s main manufacturing facility in Omaha, Nebraska.

The gross margin in the restaurant segment increased to $0.3 million in 2003 from $0.2 million in 2002 and as a percent of revenue rose to 18.4% from 17.6% in 2002. The improvement primarily resulted from lower manufacturing costs and a more favorable product mix consisting of more replacement parts.

Selling and Administrative Expenses

Selling and administrative expenses from continuing operations were $7.6 million in both 2003 and 2002. Costs were comparable despite savings of $0.5 million from divested business units and the Company recording $0.3 million of recoveries relating to fraudulent expense claims recorded and expensed in 2003 and prior years. Refer to note 13 of the consolidated financial statements for a further discussion of the fraudulent claims. Selling and administrative expenses from remaining business units have risen from a year ago due to; 1) postretirement benefit costs; 2) higher administrative costs and 3) certain selling costs relating to initiatives to grow the Company’s core business segments.

The postretirement benefit costs relate to an accrual to recognize the accrued benefit liability for the Company’s postretirement health care plan for certain of the Company’s current and former executives and their spouses.

Higher administrative costs relate to the settlement of one of the Company’s asbestos cases and also due to a claim for approximately $0.4 million in 2003 for preferential payments relating to a customer who filed bankruptcy in 2002. Ballantyne has recorded an accrual with respect to this contingency. Administrative costs were also impacted by the hiring of an additional executive and related consulting costs.

Selling expenses from remaining business units were higher due to items such as costs relating to the Company’s digital cinema and special venue product lines. The Company also incurred higher costs pertaining to the increased theatre business. Selling expenses are expected to rise in the future due to the increased business along with expanding the digital cinema and special venue product lines.

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

Sales and rentals of audiovisual products were approximately $3.3 million for the year ended December 31, 2002. During this period, the Company recorded after-tax losses of approximately $1.0 million. The Company has restated the consolidated financial statements to segregate the discontinued operations for all comparative periods presented.

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 29, 2005. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2004. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.5% at December 31, 2004) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities rose to $5.9 million in 2004 from $2.0 million in 2003 primarily a result of higher operating income. Also contributing to operating cash flow were changes in working capital items including a $0.5 million reduction in accounts receivable, a $0.3 million reduction in inventory, a $0.9 million increase in accrued bonuses and a $0.7 million reduction in other current assets. The decrease in accounts receivable was primarily a result of shortened average collection times which are reflected in the reduction in the Company’s average days outstanding (DSO). At December 31, 2004, the DSO amounted to 47 days compared to 58 days at December 31, 2003. Much of the improvement is attributable to more effectively pursuing past due receivables and fewer sales to a customer with extended terms. The reduction in inventory primarily resulted from the recognition of a $2.1 million sale from a special venue job in process at December 31, 2003 which helped inventory turnover rise to 2.9 times compared to 2.4 times a year ago. The change in other current assets is attributable to $0.5 million of insurance proceeds receivable accrued at December 31, 2003 but not received until 2004. The remaining change in other current assets pertains to less assets held at tradeshows at the end of 2004. Other working capital items reduced operating cash during 2004. The timing of payments for previously accrued items reduced accounts payable and other accrued expenses during 2004 by $0.8 million and $0.6 million, respectively. In addition, the timing of payments or obligations under the Company’s group health insurance plan and its warranty policy reduced operating cash flow by $152,000 and $64,000, respectively.

Net cash used in investing activities amounted to $819,000 in 2004 compared to $117,000 in 2003. Capital expenditures amounted to $1.1 million in 2004 compared to $0.4 million a year ago resulting from the need to purchase equipment to meet current and expected sales demand and to replace the roof at the Omaha plant. During 2004, the Company received proceeds from the disposal of assets of $0.3 million primarily a result of receiving insurance proceeds pertaining to damage to the Omaha plant’s roof. During 2003, the Company received proceeds of $0.3 million from the sale of rental operations in Florida and Georgia during the first quarter of that year.

Net cash provided by financing activities amounted to $184,000 compared to $84,000 in 2003. The Company received proceeds of $208,000 from its stock plans in 2004 and made $24,000 of debt payments. During 2003, the Company received proceeds of $103,000 from its stock plans and made debt payments of $19,000.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2004.

Internal Controls Over Financial Reporting

If the Company becomes an accelerated filer, as defined, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s annual report on Form 10-K for fiscal 2005 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent auditor has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting. While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement. If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent auditor may not be able to conclude that the Company’s internal controls over financial reporting are effective.

Concentrations

The Company’s top ten customers accounted for approximately 44% of consolidated net revenues for the year ended December 31, 2004. These customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 44% of net consolidated receivables at December 31, 2004. Additionally, receivables from two customers (Universal Cinema Services, Inc. and Vari Internacional) each represented over 10% of net consolidated receivables at December 31, 2004. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The principal raw materials and components used in the Company’s manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company utilizes a single contract manufacturer for each of its intermittent movement components, reflectors, certain aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements were secured. The Company is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2005	Thereafter
Long-term debt	$74,500	29,800	44,700
Operating leases	228,902	149,264	79,638
Less sublease receipts	(123,681)	(87,304)	(36,377)
Net contractual cash obligations	$179,721	91,760	87,961

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

Environmental and Legal

See note 13 to the consolidated financial statements, and Item 3 of this report, for a full description of all environmental and legal matters.

Inflation

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. The Company did experience higher than normal prices on certain metals and aluminum products during the year coupled with higher freight costs as freight companies passed on a portion of higher gas and oil costs. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

2005 Outlook

The theatre exhibition industry is expected to continue to improve in 2005 and as such, the Company expects sales and profits to improve compared to 2004. The Company’s expectations for 2005 include an increase in projector unit shipments over 2004 levels and continued operating leverage gained through manufacturing efficiencies. The Company’s strategic focus will be on further diversifying its revenue base through the development of new product lines or through strategic acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. In particular, the Company was impacted by the downturn in the North American theatre exhibition industry in fiscal years 2000 to 2002 in the form of lost revenues and bad debts. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company’s products less competitive in foreign markets. As stated above, the majority of the Company’s foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong. The Company purchases the majority of its lenses from a German manufacturer. The strengthening of the Euro compared to the U.S. dollar made these purchases more expensive during 2004. Based on forecasted purchases during 2005, an average 10% devaluation of the dollar compared to the Euro would cost the Company approximately $131,000.

The Company has also evaluated its exposure to fluctuations in interest rates. If the Company would borrow up to the maximum amount available under its variable interest rate credit facility, a one percent increase in the interest rate would increase interest expense by $40,000 per annum. No amounts are currently outstanding under the credit facility. Interest rate risks from the Company’s other interest-related accounts such as its postretirement obligations are deemed to not be significant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements (“the Statements”) of Ballantyne of Omaha, Inc. and Subsidiaries and the other information contained in the Form 10-K Annual Report were prepared by and are the responsibility of management. The Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts based on management’s best estimates and judgments.

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

The Audit Committee, composed of three non-employee directors, is responsible for recommending to the Board of Directors the independent accounting firm to be retained each year. The Audit Committee meets regularly, and when appropriate separately, with the independent auditors and management to review the Company’s performance. The independent auditors and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.

/s/ JOHN P. WILMERS
John P. Wilmers
President and Chief Executive Officer
/s/ BRAD FRENCH
Brad French
Secretary/Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.

We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in 2002.

/s/ KPMG LLP
Omaha, Nebraska
March 11, 2005

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$14,031,984	$8,761,568
Accounts receivable (less allowance for doubtful accounts of $485,829 in 2004 and $512,962 in 2003)	6,159,764	6,698,725
Inventories, net	12,173,966	12,459,852
Deferred income taxes	1,320,591	—
Other current assets	293,676	963,613
Total current assets	33,979,981	28,883,758
Property, plant and equipment, net	5,676,595	5,794,935
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	23,488	64,073
Other assets	23,757	24,782
Total assets	$42,171,040	$37,234,767
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$25,935	$24,253
Accounts payable	2,949,423	3,766,773
Warranty reserves	668,268	732,033
Accrued group health insurance claims	234,598	386,911
Accrued bonuses	911,520	—
Other accrued expenses	1,480,237	2,345,133
Customer deposits	564,321	566,434
Income tax payable	245,986	255,835
Total current liabilities	7,080,288	8,077,372
Long-term debt, net of current portion	42,370	68,306
Deferred income taxes	256,008	—
Other accrued expenses, net of current portion	268,936	—
Total liabilities	7,647,602	8,145,678
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,090,863 shares in 2004 and 14,814,604 shares in 2003	150,908	148,146
Additional paid-in capital	32,249,888	31,891,630
Retained earnings	17,438,096	12,364,767
	49,838,892	44,404,543
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	34,523,438	29,089,089
Total liabilities and stockholders’ equity	$42,171,040	$37,234,767

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net operating revenues	$49,144,510	$37,433,286	$33,785,375
Cost of revenues	35,629,838	28,817,635	28,165,750
Gross profit	13,514,672	8,615,651	5,619,625
Selling and administrative expenses:
Selling	3,126,174	3,209,321	3,098,742
Administrative	4,605,220	4,430,137	4,505,127
Total selling and administrative expenses	7,731,394	7,639,458	7,603,869
Gain on disposal of assets, net	104,892	136,056	243,238
Income (loss) from operations	5,888,170	1,112,249	(1,741,006)
Interest income	129,813	87,168	14,821
Interest expense	(35,141)	(39,296)	(66,195)
Other income (expense)	(91,329)	(86,140)	38,186
Income (loss) from continuing operations before income taxes	5,891,513	1,073,981	(1,754,194)
Income tax expense	(818,184)	(495,471)	(827,997)
Income (loss) from continuing operations	5,073,329	578,510	(2,582,191)
Discontinued operations:
Loss from operations of discontinued audiovisual segment (net of Federal tax benefit of $146,573)	—	—	(407,687)
Loss on disposal of audiovisual segment (net of Federal tax benefit of $316,708)	—	—	(614,785)
Loss from discontinued operations	—	—	(1,022,472)
Net income (loss)	$5,073,329	$578,510	$(3,604,663)
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.40	$0.05	$(0.21)
Net loss per share from discontinued operations	—	—	(0.08)
Basic net income (loss) per share	$0.40	$0.05	$(0.29)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.37	$0.04	(0.21)
Net loss per share from discontinued operations	—	—	(0.08)
Diluted net income (loss) per share	$0.37	$0.04	$(0.29)
Weighted average shares outstanding:
Basic	12,828,096	12,637,880	12,572,442
Diluted	13,608,876	13,186,968	12,572,442

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2001	$—	146,461	31,749,751	15,390,920	(15,315,454)	31,971,678
Net loss	—	—	—	(3,604,663)	—	(3,604,663)
Issuance of 20,000 shares of common stock upon exercise of stock options	—	200	7,000	—	—	7,200
Issuance of 39,794 shares of common stock under the employees stock purchase plan	—	398	16,316	—	—	16,714
Balance at December 31, 2002	$—	147,059	31,773,067	11,786,257	(15,315,454)	28,390,929
Net income	—	—	—	578,510	—	578,510
Issuance of 77,856 shares of common stock upon exercise of stock options	—	779	88,924	—	—	89,703
Issuance of 30,847 shares of common stock under the employees stock purchase plan	—	308	12,954	—	—	13,262
Income tax benefit related to stock option plans	—	—	16,685	—	—	16,685
Balance at December 31, 2003	$—	148,146	31,891,630	12,364,767	(15,315,454)	29,089,089
Net income	—	—	—	5,073,329	—	5,073,329
Issuance of 263,051 shares of common stock upon exercise of stock options	—	2,630	183,814	—	—	186,444
Issuance of 13,208 shares of common stock under the employees stock purchase plan	—	132	21,197	—	—	21,329
Income tax benefit related to stock option plans	—	—	153,247	—	—	153,247
Balance at December 31, 2004	$—	150,908	32,249,888	17,438,096	(15,315,454)	34,523,438

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,073,329	$578,510	$(3,604,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	—	—	1,022,472
Provision for doubtful accounts and notes	74,956	345,634	273,766
Depreciation of property, plant and equipment	1,041,775	1,163,196	1,457,611
Other amortization	40,585	40,743	16,979
Goodwill impairment	—	—	43,653
Gain on disposal of fixed assets	(104,892)	(136,056)	(243,238)
Deferred income taxes	(1,064,583)	—	1,322,515
Changes in assets and liabilities:
Accounts receivable	464,005	(1,329,407)	1,947,502
Inventories	285,886	(428,128)	2,894,187
Other current assets	669,937	(622,691)	(196,500)
Accounts payable	(817,350)	1,084,959	(618,064)
Warranty reserves	(63,765)	(600,140)	288,433
Accrued group health insurance claims	(152,313)	(122,998)	(156,044)
Accrued bonuses	911,520	—	—
Other accrued expenses	(595,960)	728,258	(220,257)
Customer deposits	(2,113)	329,407	1,780
Current income taxes	143,398	1,026,055	1,328,713
Goodwill	—	—	(43,653)
Other assets	1,025	(12,524)	205,991
Net cash provided by operating activities of continuing operations	5,905,440	2,044,818	5,721,183
Cash flows from investing activities:
Capital expenditures	(1,131,792)	(406,717)	(182,217)
Proceeds from sale of assets	313,249	290,000	589,407
Net cash provided by (used in) investing activities of continuing operations	(818,543)	(116,717)	407,190
Cash flows from financing activities:
Payments on long-term debt	(24,254)	(18,740)	(1,760,496)
Proceeds from employee stock purchase plan	21,329	13,262	16,714
Proceeds from exercise of stock options	186,444	89,703	7,200
Net cash provided by (used in) financing activities of continuing operations	183,519	84,225	(1,736,582)
Net cash contributed to (from) continuing operations from (to) discontinued operations	—	473,231	(215,100)
Net increase in cash and cash equivalents	5,270,416	2,485,557	4,176,691
Cash and cash equivalents at beginning of year	8,761,568	6,276,011	2,099,320
Cash and cash equivalents at end of year	$14,031,984	$8,761,568	$6,276,011

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

1.                 Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., and Design & Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment and lighting systems and distributes restaurant products. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, restaurants, supermarkets and convenience stores. Refer to the Business Segment Section (note 14) for further information.

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

c.                  Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts of $485,829 and $512,962 at December 31, 2004 and 2003, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

d.                 Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.

e.                  Goodwill and Intangible Assets

The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions (“goodwill”) in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. All recorded goodwill is attributed to the Company’s theatre segment.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other intangible assets are stated at cost and amortized on a straight-line basis over the expected periods to be benefited (25 to 36 months). These assets are set to become fully amortized during 2005.

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

g.                  Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

h.                 Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer when collectibility is reasonably assured. Revenues related to services are recognized as earned over the terms of the contracts or delivery of the service to the customer.

The Company enters into transactions that represent multiple element arrangements, which may include a combination of services and asset sales. Under EITF 00-21, Revenue Arrangements with Multiple Deliverables, multiple element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

•        The delivered items(s) has value on a standalone basis;

•        There is objective and reliable evidence of the fair value of the undelivered item(s);

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Under the residual method, the amount of consideration allocated to the delivered items(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item.

i.                    Research and Development

Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $328,000, $590,000 and $517,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

j.                     Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $725,000, $989,000 and $962,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

k.                 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instruments could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, debt, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values.

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

	Years Ended December 31,
	2004	2003	2002
Basic income (loss):
Income (loss) applicable to common stock	$5,073,329	$578,510	$(3,604,663)
Weighted average common shares outstanding	12,828,096	12,637,880	12,572,442
Basic income (loss) per share	$0.40	$0.05	$(0.29)
Diluted income (loss):
Income (loss) applicable to common stock	$5,073,329	$578,510	$(3,604,663)
Weighted average common shares outstanding	12,828,096	12,637,880	12,572,442
Assuming conversion of options outstanding	780,780	549,088	—
Weighted average common shares outstanding, as adjusted	13,608,876	13,186,968	12,572,442
Diluted income (loss) per share	$0.37	$0.04	$(0.29)

Because the Company reported a net loss for the year ended December 31, 2002, the calculation of net loss per share—diluted excludes potential common shares from stock options as they are anti-dilutive

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

and would result in a reduction in loss per share. If the Company had reported net income in that year, there would have been 108,429 additional shares in the calculation.

At December 31, 2004, options to purchase 237,925 shares of common stock at a weighted average price of $8.61 per share were outstanding, but were not included in the computation of net income per share—diluted for the year ended December 31, 2004 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and January 2014. At December 31, 2003, options to purchase 557,650 shares of common stock at a weighted average price of $5.94 per share were outstanding, but were not included in the computation of net income per share—diluted for the year ended December 31, 2003 as the options’ exercise price was greater than the average market price of the common shares.

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

	Years Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$5,073,329	$578,510	$(3,604,663)
Stock-based compensation expense, determined under fair value based method, net of tax	(180,322)	(79,009)	$(110,585)
Proforma net income (loss)	$4,893,007	$499,501	$(3,715,248)
Income (loss) per share—basic
As reported	$0.40	$0.05	$(0.29)
Proforma net income (loss) per share	$0.38	$0.04	$(0.30)
Income (loss) per share—diluted
As reported	$0.37	$0.04	$(0.29)
Proforma net income (loss) per share	$0.36	$0.04	$(0.30)

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The average fair value of each option granted in 2004, 2003 and 2002 amounted to $2.18, $0.75 and $0.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.15%	4.01%	5.11%
Dividend yield	0%	0%	0%
Expected volatility	58.8%	56.8%	73.6%
Expected life in years	10.0	8.7	9.5

o.                 Impairment of Long-Lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.7 million at December 31, 2004. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes warranty activity for the three years ended December 31, 2004.

Warranty accrual at December 31, 2001	$1,043,740
Charged to expense	632,862
Amounts written off, net of recoveries	(344,429)
Warranty accrual at December 31, 2002	$1,332,173
Charged to expense	288,433
Amounts written off, net of recoveries	(888,573)
Warranty accrual at December 31, 2003	$732,033
Charged to expense	561,335
Amounts written off, net of recoveries	(625,100)
Warranty accrual at December 31, 2004	$668,268

q.                 Comprehensive Income

The Company’s comprehensive income consists solely of net income (loss). All other items were not material to the consolidated financial statements.

r.                   Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation.

s.                   Recently Issued Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”). FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare. In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act. FSP No. 106-2 was effective for Ballantyne during the interim period ending September 30, 2004. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy for an initial period of time after the Act is implemented until actuarial equivalency changes due to existing limits on the Company’s cost of providing the benefit.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for interim periods beginning after June 15, 2005. The Company is currently determining the impact of the Statement on its financial position, results of operations and cash flows.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (“EPS”) entitled Earnings per Share—an Amendment to FAS 128. The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatory convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

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

Selected information from discontinued operations for the year ended December 31, 2002 is as follows:

Revenue	$3,348,296
Net loss from discontinued operations	$(407,687)
Net loss on disposal of discontinued operations	(614,785)
Net loss	$(1,022,472)

Interest expense from bank debt allocated to discontinued operations was based on the ratio of total assets of the segment in relation to consolidated assets.

4.                 Sale of Rental Assets and Operations

On July 31, 2002, the Company sold certain rental assets and operations of Xenotech Rental Corp. in North Hollywood, California to the subsidiary’s former general manager for proceeds of $500,000. The Company recorded a gain of approximately $175,000 on the sale. The Company retained all cash, accounts receivable, inventory and payable amounts recorded at the time of sale. In January 2003, the Company sold its entertainment lighting rental operations located in Orlando, Florida and Atlanta, Georgia. In connection with the transaction, certain assets were segregated and sold in two separate transactions to the general manager of each location for an aggregate of $290,000. The Company retained all cash, accounts receivable, inventory and payable balances recorded at the time of sale. The Company recorded an aggregate gain of approximately $136,000 from these sales transactions during 2003. The assets and operating results of the operations sold were not material to the consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

5.                 Intangible Assets

Intangible assets consist of the following:

	At December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(91,763)	22,150
Trademarks	1,000	(1,000)	0
Non-competition agreement	6,882	(5,544)	1,338
	$3,842,538	(1,351,831)	2,490,707

	At December 31, 2003
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(53,792)	60,121
Trademarks	1,000	(680)	320
Non-competition agreement	6,882	(3,250)	3,632
	$3,842,538	(1,311,246)	2,531,292

SFAS No. 142, effective January 1, 2002, requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Consequently, the Company stopped amortizing goodwill on January 1, 2002. In applying SFAS No. 142, the Company performed the annual reassessment and impairment test in the fourth quarter of 2004 and determined that goodwill was not impaired.

During 2002, the Company purchased certain intangible assets pertaining to an asset purchase agreement between the Company and Forest Industrial Tool, Inc. The assets were recorded based on the present value of future cash payments under the agreement. The Company is amortizing these intangibles on a straight-line basis over the expected periods to be benefited (25 to 36 months).

The Company recorded amortization expense relating to other identifiable intangible assets of $40,585, $40,743 and $16,979 for the years ending December 31, 2004, 2003 and 2002, respectively. Future amounts of amortization expense of other identifiable intangible assets will amount to $23,488 in 2005.

6.                 Inventories

Inventories consist of the following:

	December 31,
	2004	2003
Raw materials and components	$8,995,922	$8,851,894
Work in process	1,276,297	1,751,093
Finished goods	1,901,747	1,856,865
	$12,173,966	$12,459,852

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,086,000 and $1,157,000 as of December 31, 2004 and 2003, respectively.

7.                 Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31,
	2004	2003
Land	$343,500	$343,500
Buildings and improvements	4,687,859	4,558,692
Machinery and equipment	9,125,868	8,788,622
Office furniture and fixtures	1,932,367	1,770,839
Construction in process	28,922	14,639
	16,118,516	15,476,292
Less accumulated depreciation	10,441,921	9,681,357
Net property, plant and equipment	$5,676,595	$5,794,935

Depreciation expense amounted to approximately $1,042,000, $1,163,000 and $1,458,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

8.                 Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 29, 2005. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at December 31, 2004. No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.5% at December 31, 2004) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at December 31, 2004 consisted entirely of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt as of December 31, 2004 are as follows: 2005 - $25,935; 2006 - $27,762 and 2007 - $14,608.

During 2002, the Company paid off all outstanding amounts under a credit facility with General Electric Capital Corporation (“GE Capital”) and the facility was terminated. The Company paid a prepayment fee of $100,000 to GE Capital in accordance with certain terms of the credit facility and also expensed approximately $57,000 of deferred loan fees.

9.                 Income Taxes

Income tax (expense) benefit was allocated as follows:

	Years Ended December 31,
	2004	2003	2002
Continuing operations	$(818,184)	$(495,471)	$(827,997)
Discontinued operations	—	—	463,281
	$(818,184)	$(495,471)	$(364,716)

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Income (loss) from continuing operations before income taxes consists of:

	Years Ended December 31,
	2004	2003	2002
United States	$5,685,666	$874,269	$(1,829,598)
Foreign	205,847	199,712	75,404
	$5,891,513	$1,073,981	$(1,754,194)

Income tax (expense) benefit attributable to income (loss) from continuing operations consists of:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal benefit (expense)	$(1,727,908)	$(438,493)	$438,161
State benefit (expense)	(119,000)	(24,700)	70,000
Foreign expense	(35,859)	(32,278)	(13,643)
Deferred benefit (expense)	1,064,583	—	(1,322,515)
	$(818,184)	$(495,471)	$(827,997)

Income tax (expense) benefit attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income (loss) from continuing operations as follows:

	Years Ended December 31,
	2004	2003	2002
Expected tax benefit (expense)	$(2,003,113)	$(365,154)	$596,426
State income taxes, net of federal effect	(78,540)	(16,302)	46,200
Valuation allowances	1,493,867	(65,793)	(1,428,074)
Other	(230,398)	(48,222)	(42,549)
	$(818,184)	$(495,471)	$(827,997)

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2004	2003
Deferred tax assets:
Non-deductible accruals	$352,664	$459,331
Inventory reserves	514,352	455,261
Warranty reserves	247,259	248,891
State NOL	56,000	175,597
Uncollectible receivable reserves	179,757	174,407
Non-deductible misappropriation	—	159,072
Accrued group health insurance claims	86,801	131,550
Other	115,455	46,063
Total deferred tax assets	1,552,288	1,850,172
Valuation allowance	—	(1,493,867)
Net deferred tax assets	1,552,288	356,305
Deferred tax liability—depreciation and amortization	(487,705)	(356,305)
Net deferred tax assets	$1,064,583	$—

During the third quarter of 2004, the Company reversed all valuation allowances against its deferred tax assets as management believed that it was more likely than not that all deferred tax assets would be realized taking into consideration all available evidence including historical pre-tax and taxable income, projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences. The reversal was recorded as an offset against income tax expense in the amount of $1.5 million of which $1.1 million relates to projected future pre-tax income. As of December 31, 2004, the Company had state NOL carryforwards available to offset future state taxable income which are set to expire beginning in 2006 and thereafter.

10.          Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2004	2003	2002
Interest paid	$12,087	$39,296	$88,578
Income taxes paid	$1,739,369	$523,033	$5,188
Present value of intangible assets and liabilities acquired	$—	$—	$121,795
Income tax benefit related to stock option plans	$153,247	$16,685	$—

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial statements—(Continued)

12.          Common Stock

a.                  Option Plans

The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan for employees, (“1995 Employee Stock Option Plan”), a 1995 Non-Employee Directors Non-Incentive Stock Option Plan (“1995 Directors Plan”) and a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”). A total of 1,496,694 shares of Ballantyne common stock have been reserved for issuance pursuant to these plans at December 31, 2004. The 1995 Employee Stock Option Plan and the 1995 Directors Stock Option Plan expire in September 2005. The 1995 Employee Stock Option Plan provides for the granting of incentive and non-incentive stock options while the 1995 and 2001 Non-Employee Directors Stock Option Plans provide for the granting of non-incentive stock options only. The purpose of the 2001 Directors Plan was to enable the Company to grant options to purchase Company stock to its non-employee directors in lieu of all or part of the cash retainer otherwise paid to them for service on the Board. The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne common stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424 (d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne common stock on the date of grant.

The following table summarizes stock option activity for the three years ended December 31, 2004.

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2001	1,029,065	$4.03
Granted	502,250	0.61
Exercised	(20,000)	0.36
Forfeited	(66,231)	4.99
Options outstanding at December 31, 2002	1,445,084	$2.99
Granted	211,250	1.09
Exercised	(77,856)	1.15
Forfeited	(115,874)	4.33
Options outstanding at December 31, 2003	1,462,604	$2.69
Granted	40,000	3.04
Exercised	(213,051)	0.63
Forfeited	(87,200)	7.54
Options outstanding at December 31, 2004	1,202,353	$2.72
Options exercisable at December 31, 2004	1,122,811	$2.80

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options outstanding at December 31, 2004			Exercisable at December 31, 2004
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.36 to 1.19	671,903	6.72	$0.73	612,361	6.62	$0.69
2.50 to 3.04	332,525	1.36	2.57	312,525	1.03	2.54
7.30 to 11.43	197,925	2.76	9.74	197,925	2.76	9.74
$0.36 to 11.43	1,202,353	4.58	$2.72	1,122,811	4.38	$2.80

In addition to those options granted above, the Company has granted certain contractual stock options that were not granted pursuant to any plan. During 2000, the Company granted 50,000 contractual stock options to an outside director for consulting services provided to the Company. These options were exercised during 2004. During 2001, the Company granted 100,000 stock options to the Company’s Chairman of the Board. These options are 100% vested and can be exercised at a price of $0.49.

b.                 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Plan”) provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2004, 380,521 shares of common stock remained available for issuance under the Plan. The Plan expires in September 2005.

13.          Commitments, Contingencies and Concentrations

a.                  Bonus Plans

During 2004, the Board of Directors approved two cash incentive plans, the Executive Officers Performance Bonus Compensation Plan and the Employee Performance Bonus Compensation Plan to replace the Company’s previous Profit Sharing Plan. The plans are annual cash incentive programs that provide certain officers and key employees cash bonuses if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined. Charges to expense for the plans amounted to approximately $995,000 for the year ending December 31, 2004. No amounts were expensed or paid under the previous Profit Sharing Plan during the years ending December 31, 2003 and 2002.

b.                 Retirement Plan

The Company sponsors a defined contribution 401-K plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial statements—(Continued)

made to the Plan by the Company for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $194,000, $177,000 and $208,000, respectively.

c.                  Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses. The Company’s policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No., 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the funded status of the Plan, reconciled to the accrued postretirement benefit cost recognized in the Company’s consolidated balance sheets at December 31, 2004 and 2003.

	2004	2003
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$331,753	$—
Service cost	10,572	8,584
Interest cost	21,776	19,632
Benefits paid, net of contributions	(20,437)	(16,189)
Actuarial loss	41,303	23,241
Prior year service cost	—	296,485
Benefit obligation at end of year	$384,967	$331,753
Reconciliation of funded status
Funded status	$(384,967)	$(331,753)
Unrecognized actuarial loss	49,260	23,241
Unrecognized prior service cost	60,809	76,130
Net amount recognized at year-end	$(274,898)	$(232,382)
Amounts recognized in the consolidated balance sheet consists of:
Accrued benefit liability, included in other accrued expenses and other accrued expenses, net of current portion	$(274,898)	$(232,382)

The following table provides the components of net periodic benefit cost for the Plan for the years ended December 31, 2004 and 2003:

	2004	2003
Service cost	$10,572	$8,584
Interest cost	21,776	19,632
Prior year service cost	—	193,485
Amortization of prior-service cost	26,870	26,870
Amortization of loss	3,735	—
Net periodic benefit cost	$62,953	$248,571

The prior year service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the benefit obligation are amortized over the average remaining service period of active participants.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial statements—(Continued)

The Plan is unfunded and thus has no assets. The discount rate assumptions at December 31, 2004 and 2003 were 6.0% and 6.25%, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.0% and 9.5% for the years ending December 31, 2004 and 2003, respectively. The rate of increase for both 2004 and 2003 was assumed to decrease gradually each year to a rate of 6% for 2011 and remain at that level thereafter. The Company expects to pay $5,962 under the Plan in 2005.

The following table summarizes future expected benefit payments related to the Plan at December 31, 2004:

2005	$5,962
2006	6,532
2007	27,975
2008	30,038
2009	32,048
2010 – 2014	144,245

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$4,640	$(4,057)
Effect on the health care component of the accumulated postretirement benefit obligation	$52,912	$(46,363)

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act established a prescription drug benefit under Medicare, known as “Medicare Part D” and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act are not reflected in the tables above due to the significant uncertainties surrounding the accounting for effects of the Act and proposed federal regulations issued by the Department of Health and Human Services identifying sponsors of retiree prescription drug health plans potentially eligible for a tax-free subsidy.

d.                 Concentrations

The Company’s top ten customers accounted for approximately 44% of 2004 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 44% of net consolidated receivables at December 31, 2004. Additionally, receivables from two customers (Universal Cinema Services, Inc. and Vari Internacional) each represented over 10% of net consolidated receivables at December 31, 2004. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial statements—(Continued)

changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

The principal raw materials and components used in the Company’s manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

Sales to foreign customers amounted to approximately $15,000,000, $14,400,000 and $14,800,000 for the years ending December 31, 2004, 2003 and 2002, respectively. The increase in 2004 results primarily from a $2.1 million sale of special venue products for a theme park in Changchung, China. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers. Additionally, foreign exchange rates and excise taxes sometimes make marketing the Company’s products at reasonable selling prices difficult.

e.                  Leases

The Company and its subsidiaries lease office facilities, furniture, autos and equipment under operating leases expiring through 2008. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $98,000, $108,000 and $476,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

The Company leases a facility in Florida used by the audiovisual segment that was sold on December 31, 2002. In connection with the sale, the Company entered into a sublease agreement with the purchaser (Strong Audiovisual Incorporated). The term of this sublease is for a period of 42 months ending on June 30, 2006. There are no options to extend the term of the sublease. Also, in connection with the sale, the Company assigned a lease in Orlando, Florida to Strong Audiovisual Incorporated.

The following is a schedule of future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

	2005	2006	2007	2008
Operating leases	$149,264	$71,279	$7,168	$1,191
Sublease rentals	(87,304)	(36,377)	—	—
Net	$61,960	$34,902	$7,168	$1,191

f.                    Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2004 and 2003 are included in accrued group health

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial statements—(Continued)

insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.                  Litigation

Ballantyne is a party to various legal actions that have arisen in the normal course of business. These actions involve normal business issues such as products liability.

During February 2004, Ballantyne settled an asbestos-related lawsuit in a case in the Supreme Court of the State of New York entitled Prager v. A. W. Chesterton Company, et al, including Ballantyne.

Ballantyne is also a defendant in two other asbestos cases. One entitled Bercu v. BICC Cables Corporation, et al., in the Supreme Court of the State of New York and one entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. Ballantyne of Omaha, Inc. in Madison County, Illinois. In both cases, there are numerous defendants including Ballantyne. At this time, neither case has progressed to a stage where either the likely outcome or the amount of damages, if any, for which Ballantyne may be liable can be determined. An adverse resolution of these matters could have a material effect on the financial position of Ballantyne.

During October 2004, the Company’s insurance carrier settled a lawsuit entitled Scott Henry, et al., v. Ballantyne of Omaha, Inc. d/b/a Skytracker of Florida, et al. Since the lawsuit was covered by insurance, Ballantyne paid an immaterial deductible pertaining to the settlement.

At December 31, 2004, the Company was a party to a claim for approximately $0.4 million pending against it arising out of the bankruptcy of a former customer filed in 2002. The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection. The claim was brought against the Company in the fourth quarter of 2003. Ballantyne has vigorously defended the claim, however, to avoid the time and expense of a trial, has agreed to settle the case in January 2005. While the settlement requires approval by the former customer’s bankruptcy court, management believes the settlement will ultimately be approved. As such, the Company has reduced its estimated liability at December 31, 2004 to the settlement amount. This liability is recorded in other accrued expenses in the accompanying consolidated financial statements.

h.                 Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, the Company has paid its share of the costs. At December 31, 2004, the Company has provided for management’s estimate of any future exposure relating to this matter which is not material to the consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

i.                    Contingencies

In October 2003, management identified that an administrative-level employee misappropriated funds from the Company. The actions took place from 1998 through October 2003, when the employee was terminated. As a result of the investigation by the Company’s management and audit committee, the total loss was determined to be approximately $768,000 over the five-year-period. The additional expenses incurred due to the misappropriation of funds were primarily recorded and expensed by the Company as selling expenses in the years when the fraudulent expense claims were submitted by the former employee. The Company has subsequently recovered $460,000 of the misappropriated funds from insurance and other sources of which $160,000 was received and recorded in 2004 as a reduction of selling expenses. No other recovery or restitution possibilities exist.

14.          Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of December 31, 2004, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. The Company’s audiovisual segment was disposed of effective December 31, 2002 and has been reflected as discontinued operations (see note 3). Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale of xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. During January 2003, the Company disposed of its remaining lighting rental operations. The restaurant segment includes the manufacture and sale of replacement parts and the sale of seasonings, marinades and barbeque sauces. During the fourth quarter of 2003, the Company made the decision to phase out its restaurant equipment product line, which accounted for $0.8 million in sales or 47% of total segment sales in 2003. Going forward, the Company will sell its remaining equipment inventory and also continue to supply parts to its installed equipment customer base. Ballantyne will also continue to distribute its “Flavor-Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Summary by Business Segments

	2004	2003	2002
Net revenue
Theatre	$45,144,254	$32,562,367	$28,133,404
Lighting	2,847,014	3,162,171	4,289,431
Restaurant	1,153,242	1,708,748	1,362,540
Total revenue	$49,144,510	$37,433,286	$33,785,375
Gross profit
Theatre	$12,464,254	$7,515,711	$4,437,702
Lighting	765,290	785,551	941,793
Restaurant	285,128	314,389	240,130
Total gross profit	13,514,672	8,615,651	5,619,625
Selling and administrative expenses	(7,731,394)	(7,639,458)	(7,603,869)
Gain on disposal of assets	104,892	136,056	243,238
Operating income (loss)	5,888,170	1,112,249	(1,741,006)
Net interest income (expense)	94,672	47,872	(51,374)
Other income (expense)	(91,329)	(86,140)	38,186
Income (loss) from continuing operations before income taxes	$5,891,513	$1,073,981	$(1,754,194)
Identifiable assets
Theatre	$39,129,877	$32,924,370	$29,347,178
Lighting	2,764,847	2,943,804	3,556,570
Restaurant	276,316	1,366,593	1,503,047
Discontinued	—	—	602,702
Total	$42,171,040	$37,234,767	$35,009,497
Expenditures on capital equipment
Theatre	$1,049,740	$349,305	$133,544
Lighting	82,052	49,038	45,847
Restaurant	—	8,374	2,826
Discontinued	—	—	147,973
Total	$1,131,792	$406,717	$330,190
Depreciation and amortization
Theatre	$1,021,142	$1,097,008	$1,183,570
Lighting	61,218	75,248	247,466
Restaurant	—	31,683	43,554
Discontinued	—	—	517,909
Total	$1,082,360	$1,203,939	$1,992,499
Gain (loss) on disposal of long-lived assets and goodwill
Theatre	$96,154	$—	$(13,709)
Lighting	8,738	136,056	213,294
Restaurant	—	—	—
Discontinued	—	—	(930,243)
Total	$104,892	$136,056	$(730,658)

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Summary by Geographical Area

	2004	2003	2002
Net revenue
United States	$34,122,116	$22,988,646	$19,000,276
Canada	759,067	860,712	708,115
Asia	7,781,716	6,332,108	6,509,535
Mexico and South America	4,254,069	4,971,733	4,577,170
Europe	2,079,968	1,988,913	2,531,992
Other	147,574	291,174	458,287
Total	$49,144,510	$37,433,286	$33,785,375
Identifiable assets
United States	$40,513,053	$35,690,521	$33,653,366
Asia	1,657,987	1,544,246	1,356,131
Total	$42,171,040	$37,234,767	$35,009,497

Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

15.          Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2004, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Net revenue	$11,297,412	11,657,967	11,675,514	14,513,617
Gross profit	3,157,734	3,237,163	3,304,311	3,815,464
Income from operations	854,995	845,315	2,144,139	1,228,880
Basic and diluted income per share:
Basic income from continuing operations	0.07	0.07	0.17	0.09
Diluted income from continuing operations	0.06	0.06	0.16	0.09
Stock price:
High	3.12	3.40	3.78	4.83
Low	2.46	2.48	2.98	2.90
2003:
Net revenue	$7,529,510	9,440,461	9,411,274	11,052,041
Gross profit	1,375,327	2,388,041	2,183,416	2,668,867
Income (loss) from continuing operations	(384,095)	557,460	183,241	221,904
Basic and diluted income (loss) per share:
Basic income (loss) from continuing operations	(0.03)	0.04	0.01	0.02
Diluted income (loss) from continuing operations	(0.03)	0.04	0.01	0.02
Stock price:
High	0.87	1.35	1.83	2.95
Low	0.61	0.80	1.25	1.70
2002:
Net revenue	$9,158,659	7,261,052	9,678,138	7,687,526
Gross profit	1,985,523	1,208,502	1,698,212	727,388
Loss from continuing operations	(101,026)	(707,523)	(883,228)	(890,414)
Earnings (loss) from discontinued operations	(133,267)	(94,937)	(221,411)	41,928
Gain (loss) from disposal of discontinued operations	—	—	(631,869)	17,084
Basic and diluted loss per share:
Basic and diluted loss from continuing operations	(0.01)	(0.05)	(0.07)	(0.07)
Basic and diluted loss from discontinued operations	(0.01)	(0.01)	(0.07)	0.00
Stock price:
High	0.84	1.00	0.90	0.76
Low	0.53	0.61	0.44	0.44

Income (loss) per share is computed independently for each of the quarters. Therefore, the sum of the quarterly income (loss) per share may not equal the total for the year.

Schedule II

Ballantyne Of Omaha, Inc.
and Subsidiaries

Valuation and Qualifying Accounts

		Charged to
	Balance at	costs and	Amounts	Balance
	beginning—	expenses	written	at end
	of year	(income)	off(1)	of year
Allowance for doubtful accounts and notes(2)
Year ended December 31, 2004—
Allowance for doubtful accounts(4)	$512,962	74,956	102,089	485,829
Year ended December 31, 2003—
Allowance for doubtful accounts(3)	$553,297	(47,543)	(7,208)	512,962
Year ended December 31, 2002—
Allowance for doubtful accounts(2)	$828,278	273,766	548,747	553,297
Inventory reserves
Year ended December 31, 2004—
Inventory reserves	$1,157,100	601,157	672,717	1,085,540
Year ended December 31, 2003—
Inventory reserves	$1,553,520	638,317	1,034,737	1,157,100
Year ended December 31, 2002—
Inventory reserves	$2,345,956	1,255,305	2,047,741	1,553,520

(1)          The deductions from reserves are net of recoveries.

(2)          Excludes allowance for doubtful accounts from discontinued operations of $23,940.

(3)          Excludes charge of $393,177 relating to potential preferential payment relating to a past customer bankruptcy which is included as bad debt expense and in accrued liabilities in the consolidated financial statements.

(4)          Excludes recovery of $291,927 relating to preferential payment claim relating to the past customer bankruptcy discussed in (3).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2005, under the captions “Election of Directors,” “List of Current Executive Officers of the Company’’ and “Additional Information—Compliance with Section 16(a) of the Securities Exchange Act of 1934.’’

Item 11. Executive Compensation

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2005, under the caption, “Executive Compensation.’’

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2005, under the caption, “Voting Shares and Principal Holders’’ and “Security Ownership of Certain Beneficial Owners and Management.’’

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2005 under the caption, “Certain Relationships and Related Transactions.’’

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the Ballantyne of Omaha, Inc. Proxy Statement For the Annual Meeting of Stockholders to be held May 25, 2005 under the caption, “Independent Registered Public Accounting Firm.’’

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.                  The following documents are filed as part of this report:

1.                Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.                Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts is included on page 55.

Financial Statements of the Registrant’s subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.

3.                Exhibits—See Exhibit Index on page 59.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
	John Wilmers, President,		Brad French, Secretary/Treasurer and
	Chief Executive Officer, and Director		Chief Financial Officer
Date: March 29, 2005		Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II
William F. Welsh, II, Chairman
Date: March 29, 2005
By:	/s/ ALVIN ABRAMSON
Alvin Abramson, Director
Date: March 29, 2005
By:	/s/ DANA BRADFORD
Dana Bradford, Director
Date: March 29, 2005
By:	/s/ MARK D. HASEBROOCK
Mark D. Hasebroock, Director
Date: March 29, 2005

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the “1995 Form S-1”).
3.1.1	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws of the Company as amended through August 24, 1995 (incorporated by reference to Exhibit 3.2 to the 1995 Form S-1).
3.2.1	First Amendment to Bylaws of the Company dated December 12, 2001 (incorporated by reference to Exhibit 3.2.1 to the Form 10-K for the year ended December 31, 2001).
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

4.2.2

Second Amendment to Revolving Credit Agreement dated February 27, 2004 between the Company and First National Bank of Omaha, Inc (incorporated by reference to Exhibit 4.2.2 to the Form 10-K for the year ended December 31, 2003).

4.2.3

Third Amendment to Revolving Credit Agreement dated August 30, 2004 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.2 to the Form 10-Q for the quarter ended September 30, 2004).

10.1	Form of 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the 1995 Form S-1).*
10.1.1	First Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Form 10-Q for the quarter ended June 30, 1997).*

10.1.2	Second Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Form 10-Q for the quarter ended June 30, 1998).*
10.1.3	Third Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1999).*
10.1.4	Fourth Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.7.4 to the Form 10-K for the year ended December 31, 2001).*
10.2	1995 Outside Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 1996).*
10.2.1	First Amendment to the 1995 Outside Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Form 10-Q for the quarter ended June 30, 1998).*
10.2.2	Second Amendment to the 1995 Outside Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.2.3	Third Amendment to the 1995 Outside Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.3 to the Form 10-K for the year ended December 31, 2001).*
10.3	Form of 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.3.1	First Amendment to the 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.6 to the Form 10-K for the year ended December 31, 2001). *
10.4	Fifth Amendment to the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 2002). *
10.5	Form of 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q for the quarter ended June 30, 2001).*
10.6	Ballantyne of Omaha, Inc. Executive Officers Performance Bonus Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2004).*
10.7	Distributorship Agreement, dated November 1, 2004 between the Company and ISCO Precision Optics GmbH.•

21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

Name	Jurisdiction of Incorporation
a. Strong Westrex, Inc.	Nebraska
b. Xenotech Rental Corp.	Nebraska
c. Design & Manufacturing, Inc.	Nebraska
d. Xenotech Strong, Inc.	Nebraska

23	Consent of KPMG LLP. •
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

*                  Management contract or compensatory plan.

•                      Filed herewith.