Form 10-Q
period 2005-03-31
BALLANTYNE OF OMAHA INC
filed 2005-05-10
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(402) 453-4444

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 29, 2005
Common Stock, $.01, par value	13,163,046 shares

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,119,421	$14,031,984
Accounts receivable (less allowance for doubtful accounts of $414,608 in 2005 and $485,829 in 2004)	5,735,473	6,159,764
Inventories, net	12,431,366	12,173,966
Deferred income taxes	1,301,227	1,320,591
Other current assets	168,380	293,676
Total current assets	35,755,867	33,979,981
Property, plant and equipment, net	5,478,210	5,676,595
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	13,422	23,488
Other assets	22,257	23,757
Total assets	$43,736,975	$42,171,040

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$26,378	$25,935
Accounts payable	3,495,757	2,949,423
Warranty reserves	676,480	668,268
Accrued group health insurance claims	206,510	234,598
Customer deposits	442,114	564,321
Accrued bonus	282,642	911,520
Other accrued expenses	1,617,343	1,480,237
Income tax payable	722,055	245,986
Total current liabilities	7,469,279	7,080,288
Long-term debt, excluding current installments	35,606	42,370
Deferred income taxes	251,004	256,008
Other accrued expenses, net of current portion	291,109	268,936
Total liabilities	8,046,998	7,647,602
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,193,913 shares in 2005 and 15,090,863 shares in 2004	151,939	150,908
Additional paid-in capital	32,473,482	32,249,888
Retained earnings	18,380,010	17,438,096
	51,005,431	49,838,892
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	35,689,977	34,523,438
Total liabilities and stockholders’ equity	$43,736,975	$42,171,040

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Net revenues	$12,511,869	$11,297,412
Cost of revenues	9,117,278	8,139,678
Gross profit	3,394,591	3,157,734

Selling and administrative expenses:
Selling	739,412	744,047
Administrative	1,194,412	1,030,398
Total selling and administrative expenses	1,933,824	1,774,445
Income from operations	1,460,767	1,383,289

Interest income	72,152	12,436
Interest expense	(8,656)	(11,077)
Other expense, net	(29,519)	(40,751)
Income before income taxes	1,494,744	1,343,897
Income tax expense	(552,830)	(488,902)
Net income	$941,914	$854,995

Basic net income per share	$0.07	$0.07
Diluted net income per share	$0.07	$0.06
Weighted average shares outstanding:
Basic	13,050,733	12,722,261
Diluted	13,840,719	13,526,233

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$941,914	$854,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(69,301)	36,000
Depreciation of plant and equipment	281,405	280,342
Other amortization	10,066	10,186
Gain on disposal of property and equipment	—	(800)
Deferred income taxes	14,360	—
Changes in assets and liabilities:
Accounts receivable	493,592	358,099
Inventories	(257,400)	42,285
Income taxes	476,069	322,917
Other current assets	125,296	(55,822)
Other assets	1,500	25
Accounts payable	546,334	(585,254)
Warranty reserves	8,212	(1,333)
Accrued group health insurance claims	(28,088)	(54,172)
Customer deposits	(122,207)	1,946,404
Accrued bonus	(628,878)	—
Other accrued expenses	159,279	15,292
Net cash provided by operating activities	1,952,153	3,169,164

Cash flows from investing activities:
Capital expenditures	(83,020)	(391,869)
Proceeds from disposal of property and equipment	—	800
Net cash used in investing activities	(83,020)	(391,069)

Cash flows from financing activities:
Payments on long-term debt	(6,321)	(5,912)
Proceeds from exercise of stock options	224,625	2,520
Net cash provided by (used in) financing activities	218,304	(3,392)

Net increase in cash and cash equivalents	2,087,437	2,774,703
Cash and cash equivalents at beginning of period	14,031,984	8,761,568
Cash and cash equivalents at end of period	$16,119,421	$11,536,271

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

1.             Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc. and Design & Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment and lighting systems and distribute restaurant products. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.  Refer to the Business Segment Section (Note 11) for further information.

2.             Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.             Basis of Presentation and Principles of Consolidation

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K filing.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal 2004.

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

c.             Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts of $414,608 and $485,829 at March 31, 2005 and December 31, 2004, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

•              The delivered item(s) has value on a standalone basis;

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

The following table provides a reconciliation between basic and diluted income per share:

	Three Months Ended March 31,
	2005	2004
Basic income per share:
Income applicable to common stock	$941,914	$854,995
Weighted average common shares outstanding	13,050,733	12,722,261
Basic income per share	$0.07	$0.07

Diluted income per share:
Income applicable to common stock	$941,914	$854,995
Weighted average common shares outstanding	13,050,733	12,722,261
Assuming conversion of options outstanding	789,986	803,972
Weighted average common shares outstanding, as adjusted	13,840,719	13,526,233
Diluted income per share	$0.07	$0.06

At March 31, 2005, options to purchase 197,925 shares of common stock at a weighted average price of $9.74 per share were outstanding, but were not included in the computation of net income per share—diluted for the three months ended March 31, 2005 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and December 2008.  At March 31, 2004, options to purchase 281,500 shares of common stock at a weighted average price of $8.90 per share were outstanding, but were not included in the computation of net income per share—diluted for the three months ended March 31, 2004 as the options’ exercise price was greater than the average market price of the common shares.

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

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$941,914	$854,995
Stock-based compensation expense, determined under fair value based method, net of tax	(37,595)	(26,148)
Pro forma net income	$904,319	$828,847

Income per share—basic
As reported	$0.07	$0.07
Pro forma net income per share	$0.07	$0.07
Income per share—diluted
As reported	$0.07	$0.06
Pro forma net income per share	$0.07	$0.06

The average fair value of each option granted in 2004 was $2.23.  There were no options granted during 2005.  The fair value of each option grant in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:  risk-free interest rate – 4.01%; dividend yield – 0%; expected volatility – 61.6% and expected life in years – 10.

m.            Impairment of Long-Lived Assets

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.5 million at March 31, 2005.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$668,268	$732,033
Charged to expense	69,245	87,601
Amounts written off, net of recoveries	(61,033)	(88,934)
Balance at end of period	$676,480	$730,700

o.             Comprehensive Income

The Company’s comprehensive income consists solely of net income. All other items were not material to the consolidated financial statements.

p.             Litigation

Ballantyne is a party to various legal actions that have arisen in the normal course of business.  These actions involve normal business issues such as products liability.

Ballantyne is also a defendant in two asbestos cases, one entitled Bercu v. BICC Cables Corporation, et al., in the Supreme Court of the State of New York and one entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. Ballantyne of Omaha, Inc. in Madison County, Illinois.  In both cases, there are numerous defendants including Ballantyne.  At this time, neither case has progressed to a stage where either the likely outcome or the amount of damages, if any, for which Ballantyne may be liable can be determined.  An adverse resolution of these matters could have a material effect on the financial position of Ballantyne.

At March 31, 2005, the Company was a party to a claim for approximately $0.4 million pending against it arising out of the bankruptcy of a former customer filed in 2002.  The claim alleges that the Company received preferential payments from the customer during the ninety days before the customer filed for bankruptcy protection.  The claim was brought against the Company in the fourth quarter of 2003.  Ballantyne has vigorously defended the claim, however, to avoid the time and expense of a trial, agreed to a settlement and remitted payment during the first quarter of 2005.  As such, the Company reduced its estimated liability at December 31, 2004 to the settlement amount.  This liability is recorded in other accrued expenses in the accompanying consolidated financial statements as of December 31, 2004.

q.             Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter.  The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup.  In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance.  In connection with the AOC, the Company has paid its share of the costs.  At March 31, 2005, the Company has provided for management’s estimate of any future exposure relating to this matter which is not material to the consolidated financial statements.

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

s.             Concentrations

The Company’s top ten customers accounted for approximately 48% of consolidated net revenues for the three months ended March 31, 2005.  These customers were primarily from the theatre segment.  Trade accounts receivable from these customers represented approximately 47% of net consolidated receivables at March 31, 2005.  Additionally, sales and receivables from Regal Cinemas each represented over 10% of net consolidated sales and receivables at March 31, 2005.

t.              Recently Issued Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  The Statement was effective for interim periods beginning after June 15, 2005.  On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance dates for this statement.  The Statement will now be effective for the Company’s first quarter beginning January 1, 2006.  The Company is currently determining the impact of the Statement on its financial position, results of operations and cash flows.

3.             Intangible Assets

Intangible assets consist of the following:

	At March 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(101,255)	12,658
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(6,118)	764
	$3,842,538	$(1,361,897)	$2,480,641

	At December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(91,763)	22,150
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(5,544)	1,338
	$3,842,538	$(1,351,831)	$2,490,707

Amortization expense relating to amortizable intangible assets for the three months ended March 31, 2005 and 2004 amounted to $10,066 and $10,186, respectively.  Amortization expense is expected to be $13,422 for the remainder of fiscal 2005, at which time the assets will be fully amortized.

4.             Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004

Raw materials and components	$8,817,731	$8,995,922
Work in process	1,485,467	1,276,297
Finished goods	2,128,168	1,901,747
	$12,431,366	$12,173,966

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,155,000 and $1,086,000 as of March 31, 2005 and December 31, 2004, respectively.

5.             Property, Plant and Equipment

Property, plant and equipment include the following:

	March 31, 2005	December 31, 2004

Land	$343,500	$343,500
Buildings and improvements	4,693,137	4,687,859
Machinery and equipment	9,119,292	9,125,868
Office furniture and fixtures	2,015,237	1,932,367
Construction in process	7,138	28,922
	16,178,304	16,118,516
Less accumulated depreciation	10,700,094	10,441,921
Net property, plant and equipment	$5,478,210	$5,676,595

Depreciation expense amounted to $281,405 and $280,342 for the three months ended March 31, 2005 and 2004, respectively.

6.             Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring on August 29, 2005.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at March 31, 2005. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (6.0% at March 31, 2005) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at March 31, 2005 consists of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2005 and for each of the remaining years are as follows:   2005 - $19,613; 2006 - $27,762; and 2007 - $14,609.

7.             Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2005	2004

Interest paid	$2,488	$7,285
Income taxes paid	$62,401	$129,035

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

9.             Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of March 31, 2005 and December 31, 2004 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

10.          Postretirement Health Care

Ballantyne sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses.  Ballantyne’s policy is to fund the cost of the Plan as expenses are incurred.  The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three months ended March 31, 2005 and 2004:

	2005	2004

Service cost	$3,051	$2,485
Interest cost	6,196	5,559
Amortization of prior-service cost	6,718	6,718
Amortization of loss	934	—
Net periodic benefit cost	$16,899	$14,762

The Company expects to pay $5,962 under the plan in 2005. As of March 31, 2005, benefits of $674 have been paid.

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

As of March 31, 2005, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale of xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The restaurant segment primarily includes the manufacture of replacement parts and the sale of seasonings and marinades.  The Company is phasing out its restaurant equipment product line.  Going forward, the Company continues to supply parts and service to its installed equipment customer base and also distributes its “Flavor-Crisp” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended March 31,
	2005	2004
Net revenue
Theatre	$11,471,203	$10,384,132
Lighting	829,364	605,202
Restaurant	211,302	308,078
Total revenue	$12,511,869	$11,297,412

Gross profit
Theatre	$3,060,270	$2,960,907
Lighting	254,994	115,644
Restaurant	79,327	81,183
Total gross profit	3,394,591	3,157,734
Operating expenses	(1,933,824)	(1,774,445)
Income from operations	1,460,767	1,383,289
Other expense, net	(29,519)	(40,751)
Net interest income	63,496	1,359
Income before income taxes	$1,494,744	$1,343,897

Expenditures on capital equipment
Theatre	$78,297	$387,270
Lighting	4,723	4,599
Total	$83,020	$391,869

Depreciation and amortization
Theatre	$275,759	$272,194
Lighting	15,712	18,334
Total	$291,471	$290,528

Gain on disposal of property and equipment
Theatre	$—	$800
Total	$—	$800

	March 31, 2005	December 31, 2004
Identifiable assets
Theatre	$40,637,161	$39,129,877
Lighting	2,875,768	2,764,847
Restaurant	224,046	276,316
Total	$43,736,975	$42,171,040

Summary by Geographical Area

	Three Months Ended March 31,
	2005	2004

Net revenue
United States	$8,600,561	$7,942,346
Canada	264,346	174,673
Asia	1,965,814	1,635,130
Mexico and South America	1,427,934	845,436
Europe	223,150	699,686
Other	30,064	141
Total	$12,511,869	$11,297,412

	March 31, 2005	December 31, 2004

Identifiable assets
United States	$42,104,019	$40,513,053
Asia	1,632,956	1,657,987
Total	$43,736,975	$42,171,040

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

Overview

The Company designs, develops, manufactures and distributes commercial motion picture equipment and lighting systems and also distributes restaurant products.  The Company business was founded in 1932.  The Company has three reportable core operating segments:  theatre, lighting and restaurant.  Approximately 92% of fiscal year 2004 sales were from theatre products, 6% were lighting products and 2% were restaurant products.  This compared to 91%, 7% and 2%, respectively, during the three months ended March 31, 2005.

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

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer when collectibility is reasonably assured.  Revenue related to services are recognized as earned over the terms of the contracts or delivery of the service to the customer.  The Company enters into transactions that represent multiple element arrangements, which may include a combination of services and asset sales.  Under EITF 00-21, Revenue Arrangements with Multiple Deliverables, multiple element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

•              The delivered item(s) has value on a standalone basis;

•              There is objective and reliable evidence of the fair value of the undelivered item(s);

•              If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value.  There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s).  In those cases, the residual method is used to allocate the arrangement consideration.  Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item.  During 2003 and through the third quarter of 2004, the Company deferred all revenue on a $2.2 million project.  During the fourth quarter of 2004, approximately $2.1 million was recognized on this project, with the remaining revenue to be recognized during 2005.

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

At March 31, 2005, there were approximately $6.2 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  At December 31, 2004, there were approximately $6.6 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts.  If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead.  The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value.  Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items.  Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks.  At March 31, 2005, the Company had recorded gross inventory of approximately $13.6 million and $1.2 million of inventory reserves.  This compared to $13.3 million and $1.1 million, respectively, at December 31, 2004.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.5 million at March 31, 2005.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized.  Goodwill of approximately $2.5 million is included in the consolidated balance sheets at March 31, 2005 and December 31, 2004.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

Stock-based Compensation

The Company accounts for its stock option plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value.  SFAS No. 123, Accounting for Stock-Based Compensation, issued subsequent to APB Opinion No. 25 and amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB Opinion No. 25.

In accordance with SFAS No. 148, the Company has been disclosing in the notes to the consolidated financial statements the impact on net income and net income per share had the fair value based method been adopted.  If the fair value method had been adopted, net income for the three months ended March 31, 2005 and 2004 would have been $37,595 and $26,148 lower than reported, respectively.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  SFAS No. 123(R) was effective for interim periods beginning after June 15, 2005.  On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date.  SFAS No. 123(R) will now be effective for the Company’s first quarter beginning January 1, 2006.  The Company is currently determining the impact of SFAS 123(R) on its financial position, results of operations and cash flows.

Recent Accounting Pronouncements

See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues

Net revenues in 2005 increased 10.7% to $12.5 million from $11.3 million in 2004.  As discussed in further detail below, the increase resulted primarily from higher revenues from theatre products.

	Three Months Ended March 31,
	2005	2004

Theatre	$11,471,203	$10,384,132
Lighting	829,364	605,202
Restaurant	211,302	308,078
Total net revenue	$12,511,869	$11,297,412

Theatre Segment

Sales of theatre products increased 10.5% from $10.4 million in 2004 to $11.5 million in 2005.  In particular, sales of projection equipment increased to $8.1 million in 2005 from $7.2 million in 2004, due to a combination of improved demand domestically coupled with higher sales in Asia and Mexico and South America.  The Company’s top ten theatre customers accounted for approximately 52% of total theatre revenues compared to 59% in 2004.

Sales of theatre replacement parts declined 2.7% from approximately $1.8 million in 2004 to approximately $1.7 million in 2005 but are expected to increase as the year progresses.

Sales of xenon lamps to the theatre industry rose 28.3% to $1.1 million from $0.8 million a year ago primarily as a result of the continuing improvement of the theatre industry in general, increased marketing of the product line and increased sales to the larger theatre exhibitors.  The Company has also increased exposure by selling these lamps via an internet website.

Sales of lenses to theatre customers were flat at $0.5 million for both 2005 and 2004 periods.

Lighting Segment

Sales of lighting products increased 37.0% to $0.8 million from $0.6 million a year ago primarily due to sales of follow spotlights which rose to $0.4 million from $0.1 million a year ago. The Company is developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry.  The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed as it believes these industry leading products still have a long market life ahead.

Sales of Skytracker® products declined to $0.1 million in 2005 from $0.3 million in 2004 primarily as a result of a special sale of lights for the Staples Center in Los Angeles during 2004 which did not reoccur in 2005.

Sales of all other lighting products, including but not limited to, replacement parts, xenon lamps, Nocturns® and Britelights®, increased to $0.3 million in 2005 from $0.2 million in 2004.

Restaurant Segment

Restaurant sales fell to $0.2 million in 2005 from $0.3 million in 2004, a result of the Company’s decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers.  The only sales pertaining to the equipment product line consist of divesting the remaining inventory on hand.  The Company continues to supply parts to its installed customer base and also continues to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $3.9 million in 2005 from $3.4 million in 2004, as the Company experienced stronger demand in Asia, Mexico and South America.  However, sales into Europe were lower than expected.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where the Company’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $3.4 million in 2005 from $3.2 million in 2004 but as a percent of revenue decreased to 27.1% in 2005 from 28.0% in 2004.

Gross profit in the theatre segment increased to $3.1 million in 2005 from $3.0 million in 2004 but as a percent of sales decreased to 26.7% from 28.5% a year ago.  The results reflect projection equipment and lamp sales representing a higher percentage of sales in 2004 and which generally carry a lower margin than the other products within the segment, namely replacement parts and lenses.  In addition, the Company is experiencing the effects of rising raw material and component parts prices for certain of its products.

Gross profit in the lighting segment rose to $0.3 million in 2005 from $0.1 million in 2004 due to lower manufacturing costs and also higher margin replacement parts accounting for a larger percent of revenues.

Restaurant margins were flat at approximately $0.1 million for both the 2005 and 2004 periods.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $1.9 million in 2005 compared to $1.8 million in 2004 but as a percent of revenue declined to 15.5% from 15.7% in 2004.  The favorable change as a percentage of revenue pertains to; 1) covering certain fixed costs with higher revenues during 2005, despite incurring additional costs pertaining to compliance with the Sarbanes/Oxley Act of 2002 and those pertaining to the Company’s bonus plan, 2) lower bad debt expenses and 3) managing selling expenses in an effective manner.

Other Financial Items

During 2005, the Company recorded interest income of approximately $72,200 compared to $12,400 in 2004 as the Company earned interest from higher cash levels and invested in higher yield commercial paper.  Interest expense declined to approximately $8,700 in 2005 from approximately $11,100 in 2004 resulting from the fee on the Company’s unused portion of its credit facility being renegotiated to 0.125% from 0.375% during 2004.

The Company recorded income tax expense in 2005 of $0.6 million compared to $0.5 million in 2004 reflecting higher taxable income.  The Company’s effective tax rate remained comparable to 2004.

For the reasons outlined herein, the Company earned net income in 2005 of $942,000 compared to $855,000 in 2004.  This translated into net income per share basic and diluted of $0.07 in 2005 compared to $0.07 and $0.06, respectively, in 2004.

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

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $3.4 million in 2004 compared to $2.7 million in 2003, driven primarily by increased demand in Europe and Asia.  Sales into these regions had been sluggish during all of fiscal 2003.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where the Company’s products, while better, are priced higher than local manufacturers. Additionally, foreign exchange rates and excise taxes sometimes make marketing the Company’s products at reasonable selling prices difficult.

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

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 29, 2005.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2005.  No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (6.0% at March 31, 2005) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities declined to $2.0 million in 2005 from $3.2 million in 2004.  The decrease primarily relates to the Company receiving a deposit of $1.9 million during the first quarter of 2004 relating a job which was not completed and recognized as revenue until the fourth quarter of 2004.  Other items reducing cash flow were the timing of paying $0.9 million of bonuses in the first quarter of 2005 accrued for at December 31, 2004.  Items contributing to operating cash flow primarily consisted of reductions of accounts receivable of $0.5 million and increases in income tax and accounts payable.  Accounts receivable decreased as a result of shortened average collection times which are reflected in the reduction in the Company’s average days outstanding (DSO).  At March 31, 2005, the DSO amounted to 41 days compared to 57 days a year ago.  Much of the improvement is attributable to more effectively pursuing past due receivables and fewer sales to a customer with extended terms.  The increases pertaining to income tax and accounts payable are essentially related to the timing of payments and are expected to even out as the year progresses.

Net cash used in investing activities amounted to $83,000 in 2005 compared to $392,000 in 2004 primarily a result of capital expenditures pertaining to purchasing a large machine during 2004 to meet current and expected sales demand.

Net cash provided by financing activities amounted to $218,300 compared to cash used in financing activities of $3,400 in 2004.  The Company received proceeds of $225,000 from its stock plans in 2005 and made $6,300 of debt payments.  During 2004, the Company received proceeds of $2,500 from its stock plans and made debt payments of $5,900.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2005.

Internal Controls Over Financial Reporting

If the Company becomes an accelerated filer in 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s annual report on Form 10-K for fiscal 2005 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting and a report on the effectiveness of the Company’s internal controls over financial reporting.  While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement.  If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that the Company’s internal controls over financial reporting are effective.

Concentrations

The Company’s top ten customers accounted for approximately 48% of consolidated net revenues for the three months ended March 31, 2005.  These customers were primarily from the theatre segment.  Trade accounts receivable from these customers represented approximately 47% of net consolidated receivables at March 31, 2005.  Additionally, sales and receivables from Regal Cinemas each represented over 10% of net consolidated sales and receivables at March 31, 2005.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases.  The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period Remaining in
Contractual Obligations	Total	2005	Thereafter

Long-term debt	$67,050	$22,350	$44,700
Operating leases	209,347	110,539	98,808
Less sublease receipts	(101,855)	(65,478)	(36,377)
Net contractual cash obligations	$174,542	$67,411	$107,131

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

Environmental and Legal

See note 2 to the consolidated financial statements of this report for a full description of all environmental and legal matters.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company markets its products throughout the United States and the world.  As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions.  In particular, the Company was impacted by the downturn in the North American theatre exhibition industry in fiscal years 2000 to 2002 in the form of lost revenues and bad debts.  Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company’s products less competitive in foreign markets.  As stated above, the majority of the Company’s foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.  The Company purchases the majority of its lenses from a German manufacturer.  The strengthening of the Euro compared to the U.S. dollar made these purchases more expensive during 2004.  Based on forecasted purchases during the rest of 2005, an average 10% devaluation of the dollar compared to the Euro would cost the Company approximately $98,000.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in note 2 to the consolidated financial statements.

Item 6. Exhibits

See the Exhibit Index on page 27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date:	May 9, 2005	Date:	May 9, 2005

Exhibit Index

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith