Form 10-Q
period 2005-06-30
BALLANTYNE OF OMAHA INC
filed 2005-08-12
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13906

BALLANTYNE OF OMAHA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4350 McKinley Street, Omaha, Nebraska	68112
(Address of Principal Executive Offices)	Zip Code

(402) 453-4444

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 12, 2005
Common Stock, $.01, par value	13,345,733 shares

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,603,484	$14,031,984
Accounts receivable (less allowance for doubtful accounts of $409,777 in 2005 and $485,829 in 2004)	6,025,878	6,159,764
Inventories, net	12,197,722	12,173,966
Deferred income taxes	1,368,730	1,320,591
Other current assets	260,471	293,676
Total current assets	36,456,285	33,979,981
Property, plant and equipment, net	5,651,241	5,676,595
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	3,354	23,488
Other assets	19,258	23,757
Total assets	$44,597,357	$42,171,040

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$26,831	$25,935
Accounts payable	3,194,903	2,949,423
Warranty reserves	596,043	668,268
Accrued group health insurance claims	219,116	234,598
Customer deposits	368,315	564,321
Accrued bonus	605,075	911,520
Other accrued expenses	1,426,801	1,480,237
Income tax payable	274,739	245,986
Total current liabilities	6,711,823	7,080,288
Long-term debt, excluding current installments	28,725	42,370
Deferred income taxes	294,349	256,008
Other accrued expenses, net of current portion	298,912	268,936
Total liabilities	7,333,809	7,647,602
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,419,913 shares in 2005 and 15,090,863 shares in 2004	154,199	150,908
Additional paid-in capital	32,983,532	32,249,888
Retained earnings	19,441,271	17,438,096
	52,579,002	49,838,892
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	37,263,548	34,523,438
Total liabilities and stockholders’ equity	$44,597,357	$42,171,040

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$13,041,594	$11,657,967	$25,553,463	$22,955,379
Cost of revenues	9,354,602	8,420,804	18,471,880	16,560,482
Gross profit	3,686,992	3,237,163	7,081,583	6,394,897
Selling and administrative expenses:
Selling	616,497	627,385	1,355,909	1,371,432
Administrative	1,423,124	1,313,536	2,617,536	2,343,934
Total selling and administrative expenses	2,039,621	1,940,921	3,973,445	3,715,366
Income from operations	1,647,371	1,296,242	3,108,138	2,679,531
Interest income	95,382	25,528	167,534	37,964
Interest expense	(8,824)	(8,280)	(17,480)	(19,357)
Other income (expense)	(9,387)	20,469	(38,906)	(20,282)
Income before income taxes	1,724,542	1,333,959	3,219,286	2,677,856
Income tax expense	(663,281)	(488,644)	(1,216,111)	(977,546)
Net income	$1,061,261	$845,315	$2,003,175	$1,700,310

Basic net income per share	$0.08	$0.07	$0.15	$0.13
Diluted net income per share	$0.08	$0.06	$0.14	$0.13
Weighted average shares outstanding:
Basic	13,218,957	12,812,270	13,135,310	12,767,265
Diluted	13,886,873	13,560,628	13,865,167	13,543,569

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$2,003,175	$1,700,310
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(39,301)	2,000
Depreciation of plant and equipment	563,471	543,539
Other amortization	20,134	20,373
Gain on disposal of fixed assets	(10,000)	(800)
Changes in assets and liabilities:
Accounts receivable	173,187	1,202,391
Inventories	(23,756)	(862,309)
Income taxes	18,955	(282,732)
Other current assets	33,205	395,848
Other assets	4,499	25
Accounts payable	245,480	(638,280)
Warranty reserves	(72,225)	(34,695)
Accrued group health insurance claims	(15,482)	(61,571)
Customer deposits	(196,006)	2,241,549
Other accrued expenses	(329,905)	407,160

Net cash provided by operating activities	2,375,431	4,632,808

Cash flows from investing activities:
Capital expenditures	(538,117)	(519,088)
Proceeds from sale of assets	10,000	800

Net cash used in investing activities	(528,117)	(518,288)

Cash flows from financing activities:
Payments on long-term debt	(12,749)	(11,924)
Proceeds from exercise of stock options	736,935	68,730

Net cash provided by financing activities	724,186	56,806

Net increase in cash and cash equivalents	2,571,500	4,171,326
Cash and cash equivalents at beginning of period	14,031,984	8,761,568
Cash and cash equivalents at end of period	$16,603,484	$12,932,894

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 and 2004

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

c.                                       Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts of $409,777 and $485,829 at June 30, 2005 and December 31, 2004, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

The following table provides a reconciliation between basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic income per share:
Income applicable to common stock	$1,061,261	$845,315	$2,003,175	$1,700,310
Weighted average common shares outstanding	13,218,957	12,812,270	13,135,310	12,767,265
Basic income per share	$0.08	$0.07	$0.15	$0.13

Diluted income per share:
Income applicable to common stock	$1,061,261	$845,315	$2,003,175	$1,700,310
Weighted average common shares outstanding	13,218,957	12,812,270	13,135,310	12,767,265
Assuming conversion of options outstanding	667,916	748,358	729,857	776,304
Weighted average common shares outstanding, as adjusted	13,886,873	13,560,628	13,865,167	13,543,569
Diluted income per share	$0.08	$0.06	$0.14	$0.13

At June 30, 2005, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share were outstanding, but were not included in the computation of net income per share—diluted for the three and six months ended June 30, 2005 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and May 2010.  At June 30, 2004, options to purchase 269,425 shares of common stock at a weighted average price of $8.86 per share were outstanding, but were not included in the computation of net income per share—diluted for the three and six months ended June 30, 2004 as the options’ exercise price was greater than the average market price of the common shares.

l.                                          Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and basic and diluted income per share would have changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$1,061,261	$845,315	$2,003,175	$1,700,310
Stock-based compensation income (expense), determined under fair value based method, net of tax	594	(12,545)	(37,001)	(38,693)
Proforma net income	$1,061,855	$832,770	$1,966,174	$1,661,617
Income per share—basic
As reported	$0.08	$0.07	$0.15	$0.13
Proforma net income per share	$0.08	$0.06	$0.15	$0.13
Income per share—diluted
As reported	$0.08	$0.06	$0.14	$0.13
Proforma net income per share	$0.08	$0.06	$0.14	$0.12

The average fair value of each option granted in 2005 and 2004 was $1.86 and $2.04, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing model made with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.82%	4.01%
Dividend yield	0%	0%
Expected volatility	37.6%	52.4%
Expected life in years	5	10

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.7 million at June 30, 2005.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$676,480	$730,700	$668,268	$732,033
Charged to expense	16,482	58,569	85,727	146,170
Amounts written off, net of recoveries	(96,919)	(91,931)	(157,952)	(180,865)

Balance at end of period	$596,043	$697,338	$596,043	$697,338

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

Ballantyne is also a defendant in an asbestos liability case seeking monetary damages, entitled Bercu v. BICC Cables Corporation, et al., filed June 27, 2003 in the Supreme Court of the State of New York.  There are numerous defendants including Ballantyne.  At this time, the case has not progressed to a stage where either the likely outcome or the amount of damages, if any, for which Ballantyne may be liable can be determined.  An adverse resolution of this matter could have a material effect on the financial position of Ballantyne.  On May 18, 2005, the plaintiffs in another asbestos liability case, entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith, deceased v. A.W. Chesterston, Inc., et al in Madison County, Illinois dismissed the suit without prejudice.  There was no settlement reached and it is possible that the plaintiffs may re-file the suit but their intentions are unknown at this time.

q.                                      Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter.  The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup.  In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance.  In connection with the AOC, the Company has paid its share of the costs.  At June 30, 2005, the Company has provided for management’s estimate of any future exposure relating to this matter which is not material to the consolidated financial statements.

r.                                         Concentrations

The Company’s top ten customers accounted for approximately 47% of consolidated net revenues for the six months ended June 30, 2005.  These customers were primarily from the theatre segment.  Trade accounts receivable from these customers represented approximately 57% of net consolidated accounts receivables at June 30, 2005.  In addition, a receivable from Vari SA DE CV represented over 10% of net consolidated accounts receivables at June 30, 2005.

s.                                       Recently Issued Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”).  FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare.  In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act.  FSP No. 106-2 was effective for Ballantyne during the interim period ending September 30, 2004.  The effects of the Act are not reflected in the Company’s financial position, results of operations and cash flows due to the significant uncertainties surrounding the accounting for effects of the Act and proposed regulations issued by the Department of Health and Human Services identifying sponsors of retiree prescription drug health plans potentially eligible for a tax-free subsidy.

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

3.                                      Intangible Assets

Intangible assets consist of the following:

	At June 30, 2005
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(110,748)	3,165
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(6,693)	189
	$3,842,538	$(1,371,965)	$2,470,573

	At December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(91,763)	22,150
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(5,544)	1,338
	$3,842,538	$(1,351,831)	$2,490,707

Amortization expense relating to amortizable intangible assets for the three and six months ended June 30, 2005 amounted to $10,068 and $20,134, respectively, as compared to $10,187 and $20,373 for the three and six months ended June 30, 2004, respectively.  Amortization expense is expected to be $3,354 for the remainder of fiscal 2005, at which time the assets will be fully amortized.

4.                                      Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004

Raw materials and components	$8,751,736	$8,995,922
Work in process	1,503,224	1,276,297
Finished goods	1,942,762	1,901,747
	$12,197,722	$12,173,966

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,301,000 and $1,086,000 as of June 30, 2005 and December 31, 2004, respectively.

5.                                      Property, Plant and Equipment

Property, plant and equipment include the following:

	June 30, 2005	December 31, 2004

Land	$343,500	$343,500
Buildings and improvements	4,693,137	4,687,859
Machinery and equipment	9,414,743	9,125,868
Office furniture and fixtures	2,063,610	1,932,367
Construction in process	15,419	28,922
	16,530,409	16,118,516
Less accumulated depreciation	10,879,168	10,441,921
Net property, plant and equipment	$5,651,241	$5,676,595

Depreciation expense amounted to $282,066 and $563,471 for the three and six months ended June 30, 2005, respectively, as compared to $263,197 and $543,539 for the three and six months ended June 30, 2004, respectively.

6.                                      Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring on August 29, 2005.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at June 30, 2005. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (6.5% at June 30, 2005) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at June 30, 2005 consist of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2005 and for each of the remaining years are as follows:   2005 - $13,185; 2006 - $27,762; and 2007 - $14,609.

7.                                      Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2005	2004
Interest paid	$5,101	$18,093
Income taxes paid	$1,197,156	$1,260,279

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

9.                                      Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of June 30, 2005 and December 31, 2004 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

10.                               Postretirement Health Care

Ballantyne sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses.  Ballantyne’s policy is to fund the cost of the Plan as expenses are incurred.  The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost	$3,051	$2,485	$6,102	$4,970
Interest cost	6,196	5,559	12,392	11,118
Amortization of prior-service cost	6,718	6,718	13,436	—
Amortization of loss	934	—	1,868	13,436
Net periodic benefit cost	$16,899	$14,762	$33,798	$29,524

The Company expects to pay $5,962 under the plan in 2005. As of June 30, 2005, benefits of $1,199 have been paid.

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

As of June 30, 2005, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale of xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The restaurant segment primarily includes the manufacture and sale of replacement parts and the sale of seasonings and marinades. The Company has phased out its restaurant equipment product line.  The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue
Theatre	$12,106,621	$10,705,323	$23,577,824	$21,089,455
Lighting	707,681	580,387	1,537,045	1,185,589
Restaurant	227,292	372,257	438,594	680,335
Total net revenue	$13,041,594	$11,657,967	$25,553,463	$22,955,379

Gross profit
Theatre	$3,327,103	$2,971,689	$6,387,373	$5,932,596
Lighting	235,376	191,969	490,370	307,613
Restaurant	124,513	73,505	203,840	154,688
Total gross profit	3,686,992	3,237,163	7,081,583	6,394,897
Selling and administrative expenses	(2,039,621)	(1,940,921)	(3,973,445)	(3,715,366)
Operating income	1,647,371	1,296,242	3,108,138	2,679,531
Other income (expense)	(9,387)	20,469	(38,906)	(20,282)
Net interest income	86,558	17,248	150,054	18,607
Income before income taxes	$1,724,542	$1,333,959	$3,219,286	$2,677,856

Expenditures on capital equipment
Theatre	$432,833	$83,399	$511,130	$470,669
Lighting	22,264	43,820	26,987	48,419
Restaurant	—	—	—	—
Total	$455,097	$127,219	$538,117	$519,088

Depreciation and amortization
Theatre	$275,903	$251,878	$551,662	$524,072
Lighting	16,231	21,506	31,943	39,840
Restaurant	—	—	—	—
Total	$292,134	$273,384	$583,605	$563,912

Gain on disposal of long-lived assets
Theatre	$10,000	$—	$10,000	$800
Lighting	—	—	—	—
Restaurant	—	—	—	—
Total	$10,000	$—	$10,000	$800

	At June 30, 2005	At December 31, 2004
Identifiable assets
Theatre	$40,847,072	$39,129,877
Lighting	3,129,708	2,764,847
Restaurant	620,577	276,316
Total	$44,597,357	$42,171,040

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue
United States	$9,629,762	$8,281,346	$18,230,323	$16,223,692
Canada	95,983	193,970	360,329	368,643
Asia	1,302,670	1,411,004	3,268,484	3,046,134
Mexico and South America	1,319,530	974,248	2,747,464	1,819,684
Europe	674,737	658,686	897,887	1,358,372
Other	18,912	138,713	48,976	138,854
Total	$13,041,594	$11,657,967	$25,553,463	$22,955,379

	At June 30, 2005	At December 31, 2004
Identifiable assets
United States	$43,231,538	$40,513,053
Asia	1,365,819	1,657,987
Total	$44,597,357	$42,171,040

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

Overview

The Company designs, develops, manufactures and distributes commercial motion picture equipment and lighting systems and also distributes restaurant products.  The Company business was founded in 1932.  The Company has three reportable core operating segments:  theatre, lighting and restaurant.  Approximately 92% of fiscal year 2005 sales have resulted so far from theatre products, 6% from lighting products and 2% from restaurant products.

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

At June 30, 2005, there were approximately $6.4 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  At December 31, 2004, there were approximately $6.6 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts.  If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead.  The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value.  Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items.  Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks.  At June 30, 2005, the Company had recorded gross inventory of approximately $13.5 million and $1.3 million of inventory reserves.  This compared to $13.3 million and $1.1 million, respectively, at December 31, 2004.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.7 million at June 30, 2005.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized.  Goodwill of approximately $2.5 million is included in the consolidated balance sheets at June 30, 2005 and December 31, 2004.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

Stock-Based Compensation

The Company accounts for its stock option plans using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value.  SFAS No. 123, Accounting for Stock-Based Compensation, issued subsequent to APB Opinion No. 25 and amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB Opinion No. 25.

In accordance with SFAS No. 148, the Company has been disclosing in the notes to the consolidated financial statements the impact on net income and net income per share had the fair value based method been adopted.  If the fair value method had been adopted, net income for the six months ended June 30, 2005 and 2004 would have been $37,001 and $38,693 lower than reported, respectively.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  SFAS No. 123(R) was effective for interim periods beginning after June 15, 2005.  On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date.  SFAS No. 123(R) will now be effective for the Company’s first quarter beginning January 1, 2006.  The Company is currently determining the impact of SFAS No. 123(R) on its financial position, results of operations and cash flows.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenues

Net revenues in 2005 increased 11.9% to $13.0 million from $11.7 million in 2004.  As discussed in further detail below, the increase resulted primarily from higher revenues from theatre products.

	Three Months Ended June 30,
	2005	2004

Theatre	$12,106,621	$10,705,323
Lighting	707,681	580,387
Restaurant	227,292	372,257
Total net revenue	$13,041,594	$11,657,967

Theatre Segment

Sales of theatre products increased 13.1% from $10.7 million in 2004 to $12.1 million in 2005.  In particular, sales of projection equipment increased to $8.1 million in 2005 from $7.2 million in 2004 due primarily to higher demand from domestic exhibitors.  This trend is expected to continue in the third and fourth quarters.  Sales to foreign exhibitors were essentially flat during the quarter compared to 2004 as the increases during the first quarter were not sustainable.

Sales of theatre replacement parts declined 10.4% from approximately $2.0 million in 2004 to approximately $1.8 million in 2005. While sales are expected to increase as the year progresses, management is unsure whether these sales will rise above year-ago levels during these upcoming quarters.

Sales of xenon lamps to the theatre industry rose 27.0% to $1.3 million from $1.0 million a year ago primarily as a result of the continuing improvement of the theatre industry in general, increased marketing of the product line and picking up more business from the larger theatre exhibitors.  The Company has also increased exposure by selling these lamps via an internet website.

Sales of lenses to theatre customers rose 77.4% to $0.9 million in 2005 from $0.5 million in 2004, as the Company is marketing the product more effectively and receiving more timely shipments from its sole supplier of this product.  Prior to 2005, the supplier was involved in a bankruptcy reorganization and was unable to deliver certain types of lenses when needed.  Certain of the Company’s customers subsequently found alternative vendors and sales were affected. The supplier is now out of bankruptcy and the Company is working towards regaining market share.

Lighting Segment

Sales of lighting products increased 21.9 % to $0.7 million in 2005 from $0.6 million a year ago primarily due to sales of replacement parts which rose to $0.2 million from $0.1 million a year ago.  Spotlight sales were flat at $0.3 million for both 2005 and 2004 periods as the increased demand experienced in the first quarter was not sustainable in the second quarter.  The Company is developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry.  The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed as it believes these industry leading products still have a long market life ahead.

Sales of Skytrackers were flat for both periods at approximately $0.1 million, respectively.

Sales of all other lighting products, including but not limited to, xenon lamps, Nocturns® and Britelights®, were also flat at approximately $0.1 million for 2005 and 2004, respectively.

Restaurant Segment

Restaurant sales fell to $0.2 million in 2005 from $0.4 million in 2004, a result of the Company’s decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers during 2004.  The only sales pertaining to the discontinued equipment product line consist of divesting the remaining inventory on hand.  The Company continues to supply parts to its installed customer base and also continues to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Sales outside the United States (mainly theatre sales) were flat at approximately $3.4 million in both 2005 and 2004 periods, as the Company could not sustain the growth that it experienced during the first quarter in Latin and South America.  However, sales into Europe improved compared to the first quarter.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where the Company’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $3.7 million in 2005 from $3.2 million in 2004 and as a percent of revenue increased to 28.3% in 2005 from 27.8% in 2004.

Gross profit in the theatre segment increased to $3.3 million in 2005 from $3.0 million in 2004 but as a percent of sales decreased slightly to 27.5% from 27.8% a year ago.  The results reflect projection equipment and lamp sales representing a higher percentage of sales in 2005 and which generally carry a lower margin than certain other products within the segment, namely replacement parts.  In addition, the Company is experiencing the effects of rising raw material and component parts prices for certain of its products and is also experiencing some customer pricing issues to stay competitive.  The Company is currently working on strategies to cover these cost increases and regain pricing competitiveness.  Finally, some of the efficiencies in the manufacturing process experienced earlier in the year have diminished due to lower production volume.  Production is expected to increase in the third and fourth quarters due to higher sales and the Company expects the manufacturing efficiencies to turnaround at such time.

Gross profit in the lighting segment amounted to $0.2 million for both 2005 and 2004, as certain pricing pressures offset efficiency gains.

Restaurant margins were also flat at approximately $0.1 million for both the 2005 and 2004 periods but as a percent of revenue rose to 54.8% from 19.7% a year ago. Restaurant margins have been somewhat volatile due to the sell off of the discontinued equipment product line.  Now that the majority of this equipment is sold, margins should become more stable.

Selling and Administrative Expenses

Selling and administrative expenses amounted to approximately $2.0 million in 2005 compared to $1.9 million in 2004 but as a percent of revenue declined to 15.6% from 16.6% in 2004.  These expenses rose due to additional consulting costs pertaining to compliance with the Sarbanes/Oxley Act of 2002 and other consulting projects, as well as higher employee bonus expenses.  The favorable change as a percentage of revenue pertains to covering certain fixed costs with higher revenues during 2005, lower bad debt expenses and managing selling expenses in an effective manner.

Other Financial Items

During 2005, the Company recorded interest income of approximately $95,400 compared to $25,500 in 2004 as the Company earned interest from higher cash levels and invested in higher yield commercial paper.  Interest expense increased to approximately $8,800 in 2005 from approximately $8,300 in 2004 resulting from interest for the Company’s post-retirement benefit plan.

The Company recorded income tax expense in 2005 of $0.7 million compared to $0.5 million in 2004 primarily a result of higher taxable income.  The Company’s effective tax rate rose to 38.5% in 2005 compared to 36.6% in 2004 due to higher state income taxes.

For the reasons outlined herein, the Company earned net income in 2005 of $1.1 million compared to $0.9 million in 2004.  This translated into net income per share basic and diluted of $0.08 in 2005 compared to $0.07 and $0.06, respectively, in 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenues

Net revenues in 2005 increased 11.3% to $25.6 million from $23.0 million in 2004.  As discussed in further detail below, the increase resulted primarily from higher revenues from theatre products.

	Six Months Ended June 30,
	2005	2004

Theatre	$23,577,824	$21,089,455
Lighting	1,537,045	1,185,589
Restaurant	438,594	680,335
Total net revenues	$25,553,463	$22,955,379

Theatre Segment

Sales of theatre products increased 11.8% from $21.1 million in 2004 to $23.6 million in 2005.  In particular, sales of projection equipment increased to $16.2 million in 2005 from $14.4 million in 2004, due to a combination of improved demand domestically coupled with higher sales in Asia, Mexico and South America during the first quarter.  The Company’s top ten theatre customers accounted for approximately 51% of total theatre revenues during 2005 compared to 50% in 2004.

Sales of theatre replacement parts declined 6.8% from approximately $3.8 million in 2004 to approximately $3.6 million in 2005.  While management expects part sales to improve in the third and fourth quarters, they are unsure whether sales will rise above year-ago levels.

Sales of xenon lamps to the theatre industry rose 27.6% to $2.3 million from $1.8 million a year ago primarily as a result of the continuing improvement of the theatre industry in general, increased marketing of the product line and increased sales to the larger theatre exhibitors.  The Company has also increased exposure by selling these lamps via an internet website.

Sales of lenses to theatre customers rose 38.6% to $1.5 million in 2005 from $1.1 million in 2004, as the Company is marketing the product more effectively and with the Company’s sole supplier of the product line being more financially solid and thus able to deliver product when needed.  This supplier has struggled in the past couple of years in providing timely shipments due to a bankruptcy reorganization which affected sales in that certain of the Company’s customers found alternative sources.  The Company is working towards regaining this business.

Lighting Segment

Sales of lighting products increased 29.6% to $1.5 million from $1.2 million a year ago primarily a result of sales of follow spotlights which rose to $0.7 million from $0.4 million a year ago due in part to a turnaround in industry conditions during the first quarter.  The Company is developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry.  The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed as it believes these industry leading products still have a long market life ahead.

Sales of Skytracker® products declined to $0.3 million in 2005 from $0.4 million in 2004 primarily as a result of a special sale of lights for the Staples Center in Los Angeles during the first quarter of 2004 which did not reoccur in 2005.

Sales of all other lighting products, including but not limited to, replacement parts, xenon lamps, Nocturns® and Britelights®, increased to $0.5 million in 2005 from $0.4 million in 2004.  The increase primarily results from increased sales of xenon lamps and replacement parts to the lighting industry.

Restaurant Segment

Restaurant sales fell to $0.4 million in 2005 from $0.7 million in 2004, a result of the Company’s decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers during 2004.  The only sales pertaining to the equipment product line consist of divesting the remaining inventory on hand.  The Company continues to supply parts to its installed customer base and also continues to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $7.3 million in 2005 from $6.7 million in 2004, as the Company experienced stronger demand in Asia, Mexico and South America in the first quarter of the year.  The Company is becoming more of a presence in Latin and South America through its sales office in Miami.  Sales into Europe continued a trend of coming in below expectations but did show a slight improvement during the second quarter.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where the Company’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $7.1 million in 2005 from $6.4 million in 2004 but as a percent of revenue decreased slightly to 27.7% in 2005 from 27.9% in 2004.

Gross profit in the theatre segment increased to $6.4 million in 2005 from $5.9 million in 2004 but as a percent of sales decreased to 27.1% from 28.1% a year ago.  The results reflect projection equipment and lamp sales representing a higher percentage of sales in 2005 and which generally carry a lower margin than other products within the segment, namely replacement parts.  The Company is also experiencing the effects of rising raw material and component parts prices for certain of its products and is experiencing some customer pricing issues to stay competitive.  Finally, some of the efficiencies in the manufacturing process experienced in the first quarter diminished in the second quarter due to lower production volume.  However, production is expected to increase in the third and fourth quarters due to higher sales and the Company expects the manufacturing efficiencies to turnaround at such time.

Gross profit in the lighting segment rose to $0.5 million in 2005 from $0.3 million in 2004 and as percent of revenue rose to 31.9% from 25.9% in 2004 due to lower manufacturing costs and also higher margin replacement parts accounting for a larger percent of revenues.  These items were offset to a degree by some pricing pressures.

Restaurant margins were flat at approximately $0.2 million for both the 2005 and 2004 periods, however, as a percent of revenue rose to 46.5% compared to 22.7% in 2004.  Restaurant margins have been somewhat volatile due to the sell off of the discontinued equipment product line.  Now that the majority of this equipment is sold, margins should become more stable.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $4.0 million in 2005 compared to $3.7 million in 2004 but as a percent of revenue declined to 15.5% from 16.2% in 2004.  These expenses rose due to additional consulting costs pertaining to compliance with the Sarbanes/Oxley Act of 2002 and other consulting projects, as well as higher employee bonus expenses.  The favorable change as a percentage of revenue pertains to covering certain fixed costs with higher revenues during 2005, lower bad debt expenses and managing selling expenses in an effective manner.

Other Financial Items

During 2005, the Company recorded interest income of approximately $167,500 compared to $38,000 in 2004 as the Company earned interest from higher cash levels and invested in higher yield commercial paper.  Interest expense declined to approximately $17,500 in 2005 from approximately $19,400 in 2004 primarily resulting from the fee on the Company’s unused portion of its credit facility being renegotiated to 0.125% from 0.375% during 2004.

The Company recorded income tax expense in 2005 of $1.2 million compared to $1.0 million in 2004 reflecting higher taxable income.  The Company’s effective tax rate amounted to 37.8% compared to 36.5% primarily a result of higher state income taxes.

For the reasons outlined herein, the Company earned net income in 2005 of $2.0 million compared to $1.7 million in 2004.  This translated into net income per share basic and diluted of $0.15 and $0.14 in 2005, respectively, compared to $0.13 in 2004.

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 29, 2005.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2005.  No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (6.5% at June 30, 2005) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities declined to $2.4 million in 2005 from $4.6 million in 2004.  The decrease primarily resulted from the Company receiving a deposit of $1.9 million during the first quarter of 2004 relating to a job which was not completed and recognized as revenue until the fourth quarter of 2004.  Other items reducing cash flow were the timing of paying $0.9 million of bonuses in the first quarter of 2005 which were accrued for at December 31, 2004.  Items contributing to operating cash flow primarily consisted of reducing inventory levels, and higher accounts payable and income tax accruals.  The Company reduced inventory levels through higher sales and efforts to increase inventory turns.  The increases pertaining to income tax and accounts payable are essentially related to the timing of payments and are expected to even out as the year progresses.

Net cash used in investing activities amounted to $0.5 million in both 2005 and 2004, as both periods included purchasing large machining centers to meet current and future demands.

Net cash provided by financing activities amounted to $724,200 compared to cash used in financing activities of $56,800 in 2004.  The Company received proceeds of $737,000 from its stock plans in 2005 and made $12,800 of debt payments.  In large part, the proceeds received from the stock plans resulted from plans set up under SEC Rule 10b5-1 for certain executives to exercise and sell certain stock options prior to the options expiring in September of 2005.  During 2004, the Company received proceeds of $68,700 from its stock plans and made debt payments of $11,900.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2005.

Internal Controls Over Financial Reporting

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s annual report on Form 10-K for fiscal 2006 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting and a report on the effectiveness of the Company’s internal controls over financial reporting.  While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement.  If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that the Company’s internal controls over financial reporting are effective.

Concentrations

The Company’s top ten customers accounted for approximately 47% of consolidated net revenues for the six months ended June 30, 2005.  These customers were primarily from the theatre segment.  Trade accounts receivable from these customers represented approximately 57% of net consolidated receivables at June 30, 2005.  In addition, receivables from Vari SA DE CV represented over 10% of consolidated receivables at June 30, 2005.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases.  The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
	Remaining in
Contractual Obligations	Total	2005	Thereafter

Long-term debt	$59,600	14,900	44,700
Operating leases	167,623	68,815	98,808
Less sublease receipts	(80,029)	(43,652)	(36,377)
Net contractual cash obligations	$147,194	40,063	107,131

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

Environmental and Legal

See Note 2 to the consolidated financial statements, and Item 3 of this report, for a full description of all environmental and legal matters.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company markets its products throughout the United States and the world.  As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions.  In particular, the Company was impacted by the downturn in the North American theatre exhibition industry in fiscal years 2000 to 2002 in the form of lost revenues and bad debts.  Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company’s products less competitive in foreign markets.  As stated above, the majority of the Company’s foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong.  The Company purchases the majority of its lenses from a German manufacturer.  The strengthening of the Euro compared to the U.S. dollar made these purchases more expensive during 2004.  Based on forecasted purchases during 2005, an average 10% devaluation of the dollar compared to the Euro would cost the Company approximately $98,000 per annum.

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

PART II Other Information

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in Note 2 to the consolidated financial statements.  Except as discussed in Note 2, the other legal proceedings to which the Company is a party are ordinary routine litigation matters incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 2005.  There were issued and outstanding and entitled to vote at the Annual Meeting 13,096,108 shares of common stock.  There were present in person or by proxy, holders of record of shares of common stock representing 12,783,897 shares.  The following matters were voted upon:

Proposal No. 1 - Election of Directors:

The election of the nominees for the Board of Directors who will serve for a three-year term was voted on by the Stockholders.  The nominees, both of whom were elected, were Alvin Abramson and Marc E. LeBaron.  The Inspector of Election certified the following vote tabulations:

	For	Withheld
Alvin Abramson	12,059,009	724,888
Marc E. LeBaron	12,113,948	669,949

Directors who did not stand for election at this meeting and whose term of office continued after the meeting are as follows:

John P. Wilmers
William F. Welsh II
Mark D. Hasebroock

Proposal No. 2 -          A Company Proposal to Adopt the 2005 Employee Stock Purchase Plan:

The Inspector of Election certified the following vote tabulations:

For	Against	Abstain	Broker Non-Vote
5,465,185	727,875	40,247	6,550,590

The proposal passed with 87.7% of the voted shares being voted “For” the proposal.

Proposal No. 3 -          A Company Proposal to Adopt the 2005 Outside Directors Stock Option Plan:

The Inspector of Election certified the following vote tabulations:

For	Against	Abstain	Broker Non-Vote
4,393,881	1,797,492	41,934	6,550,590

The proposal passed with 70.5% of the voted shares being voted “For” the proposal.

Proposal No. 4 -          A Company Proposal to Adopt the 2005 Restricted Stock Plan:

The Inspector of Election certified the following vote tabulations:

For	Against	Abstain	Broker Non-Vote
4,903,690	1,284,116	45,501	6,550,590

The proposal passed with 78.7% of the voted shares being voted “For” the proposal.

Item 6.  Exhibits

See the Exhibit Index on page 27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN P. WILMERS	By:	/s/ BRAD J. FRENCH
	John P. Wilmers, President, Chief Executive Officer, and Director		Brad J. French, Secretary/Treasurer and Chief Financial Officer
Date:	August 12, 2005	Date:	August 12, 2005

EXHIBIT INDEX

4.3	Authorized Digital Cinema Reseller Master Agreement dated May 23, 2005, between the Company and NEC Solutions (America), Inc.•

10.1	2005 Restricted Stock Plan. (1)

10.2	2005 Outside Directors Stock Option Plan. (2)

10.3	2005 Employee Stock Purchase Plan. (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.•

•	Filed herewith

(1)	Incorporated by reference to Appendix D to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders filed April 26, 2005.

(2)	Incorporated by reference to Appendix C to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders filed April 26, 2005.

(3)	Incorporated by reference to Appendix B to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders filed April 26, 2005.