Form 10-Q
period 2005-09-30
BALLANTYNE OF OMAHA INC
filed 2005-11-04
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐           No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 28, 2005
Common Stock, $.01, par value	15,477,013 shares

TABLE OF CONTENTS

PART I. Financial Information

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,411,830	$14,031,984
Accounts receivable (less allowance for doubtful accounts of $436,818 in 2005 and $485,829 in 2004)	9,543,681	6,159,764
Inventories, net	11,628,649	12,173,966
Deferred income taxes	1,432,261	1,320,591
Other current assets	360,171	293,676
Total current assets	40,376,592	33,979,981
Property, plant and equipment, net	5,561,461	5,676,595
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	—	23,488
Other assets	19,257	23,757
Total assets	$48,424,529	$42,171,040

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$27,292	$25,935
Accounts payable	3,382,651	2,600,477
Warranty reserves	693,825	668,268
Accrued group health insurance claims	179,019	234,598
Customer deposits	980,276	913,267
Accrued bonus	1,186,311	911,520
Other accrued expenses	1,667,792	1,480,237
Income tax payable	750,868	245,986
Total current liabilities	8,868,034	7,080,288
Long-term debt, excluding current installments	21,727	42,370
Deferred income taxes	340,432	256,008
Other accrued expenses, net of current portion	314,333	268,936
Total liabilities	9,544,526	7,647,602
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,477,013 shares in 2005 and 15,090,863 shares in 2004	154,770	150,908
Additional paid-in capital	33,370,371	32,249,888
Retained earnings	20,670,316	17,438,096
	54,195,457	49,838,892
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	38,880,003	34,523,438
Total liabilities and stockholders’ equity	$48,424,529	$42,171,040

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$14,260,237	$11,675,514	$39,813,700	$34,630,893
Cost of revenues	10,203,994	8,371,203	28,675,874	24,931,685
Gross profit	4,056,243	3,304,311	11,137,826	9,699,208

Selling and administrative expenses:
Selling	699,485	759,395	2,055,394	2,130,827
Administrative	1,481,269	1,095,593	4,098,805	3,439,527
Total selling and administrative expenses	2,180,754	1,854,988	6,154,199	5,570,354
Income from operations	1,875,489	1,449,323	4,983,627	4,128,854

Interest income	105,440	38,284	272,974	76,248
Interest expense	(8,433)	(8,174)	(25,913)	(27,531)
Other income (expense)	18,847	(28,888)	(20,059)	(49,170)

Income before income taxes	1,991,343	1,450,545	5,210,629	4,128,401
Income tax benefit (expense)	(762,298)	693,594	(1,978,409)	(283,952)
Net income	$1,229,045	$2,144,139	$3,232,220	$3,844,449

Basic net income per share	$0.09	$0.17	$0.24	$0.30
Diluted net income per share	$0.09	$0.16	$0.23	$0.28

Weighted average shares outstanding:
Basic	13,355,955	12,833,211	13,209,580	12,789,408
Diluted	13,955,817	13,626,594	13,903,081	13,572,924

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$3,232,220	$3,844,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(9,301)	19,095
Depreciation of plant and equipment	834,850	795,230
Other amortization	23,488	30,519
Gain on disposal of fixed assets	(8,704)	(110,030)
Deferred income taxes	(27,246)	(1,243,676)
Changes in assets and liabilities:
Accounts receivable	(3,374,616)	(939,830)
Inventories	545,317	(2,333,437)
Income taxes	796,320	128,542
Other current assets	(66,495)	434,702
Other assets	4,500	1,025
Accounts payable	782,174	19,915
Warranty reserves	25,557	24,371
Accrued group health insurance claims	(55,579)	(125,915)
Customer deposits	67,009	2,443,512
Accrued bonus	274,791	728,156
Other accrued expenses	232,952	(165,455)

Net cash provided by operating activities	3,277,237	3,551,173

Cash flows from investing activities:
Capital expenditures	(730,346)	(841,352)
Proceeds from sale of assets	19,334	269,079

Net cash used in investing activities	(711,012)	(572,273)

Cash flows from financing activities:
Payments on long-term debt	(19,286)	(18,038)
Proceeds from exercise of stock options	832,907	68,730

Net cash provided by financing activities	813,621	50,692

Net increase in cash and cash equivalents	3,379,846	3,029,592
Cash and cash equivalents at beginning of period	14,031,984	8,761,568
Cash and cash equivalents at end of period	$17,411,830	$11,791,160

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

1.             Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc. and Design & Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment and lighting systems and distribute restaurant products. The Company’s products are sold to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues and the food service industry.  Refer to the Business Segment Section (Note 11) for further information.

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

c.                                       Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts of $436,818 and $485,829 at September 30, 2005 and December 31, 2004, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

Other intangible assets were stated at cost and amortized on a straight-line basis over the expected periods to be benefited (25 to 36 months).

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

The Company enters into transactions that represent multiple element arrangements, which may include a combination of services and asset sales.  Under EITF 00-21, Revenue Arrangements with Multiple Deliverables, multiple element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

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

The following table provides a reconciliation between basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic income per share:
Income applicable to common stock	$1,229,045	$2,144,139	$3,232,220	$3,844,449
Weighted average common shares outstanding	13,355,955	12,833,211	13,209,580	12,789,408
Basic income per share	$0.09	$0.17	$0.24	$0.30

Diluted income per share:
Income applicable to common stock	$1,229,045	$2,144,139	$3,232,220	$3,844,449
Weighted average common shares outstanding	13,355,955	12,833,211	13,209,580	12,789,408
Assuming conversion of options outstanding	599,862	793,383	693,501	783,516
Weighted average common shares outstanding, as adjusted	13,955,817	13,626,594	13,903,081	13,572,924
Diluted income per share	$0.09	$0.16	$0.23	$0.28

At September 30, 2005, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share were outstanding, but were not included in the computation of net income per share—diluted for the three and nine months ended September 30, 2005 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and May 2010.  At September 30, 2004, options to purchase 237,925 shares of common stock at a weighted average price of $8.61 per share were outstanding, but were not included in the computation of net income per share—diluted for the three and nine months ended September 30, 2004 as the options’ exercise price was greater than the average market price of the common shares.

l.                                          Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company elected to account for its stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and basic and diluted income per share would have changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$1,229,045	$2,144,139	$3,232,220	$3,844,449
Stock-based compensation income (expense), determined under fair value based method, net of tax	(10,236)	3,741	(47,237)	(34,952)
Proforma net income	$1,218,809	$2,147,880	$3,184,983	$3,809,497

Income per share—basic
As reported	$0.09	$0.17	$0.24	$0.30

Proforma net income per share	$0.09	$0.17	$0.24	$0.30

Income per share—diluted
As reported	$0.09	$0.16	$0.23	$0.28

Proforma net income per share	$0.09	$0.16	$0.23	$0.28

The average fair value of each option granted in 2005 and 2004 was $1.86 and $1.69, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing model made with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.82%	4.01%
Dividend yield	0%	0%
Expected volatility	37.6%	37.5%
Expected life in years	5	10

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.6 million at September 30, 2005.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$596,043	$697,338	$668,268	$732,033
Charged to expense	121,694	268,654	207,421	414,824
Amounts written off, net of recoveries	(23,912)	(209,588)	(181,864)	(390,453)
Balance at end of period	$693,825	$756,404	$693,825	$756,404

o.                                      Comprehensive Income

The Company’s comprehensive income consists solely of net income. All other items were not material to the consolidated financial statements.

p.                                      Litigation

Ballantyne is a defendant in an asbestos liability case seeking monetary damages, entitled Bercu v. BICC Cables Corporation, et al., filed June 27, 2003 in the Supreme Court of the State of New York.  There are numerous defendants including Ballantyne.  At this time, the case has not progressed to a stage where either the likely outcome or the amount of damages, if any, for which Ballantyne may be liable can be determined.  An adverse resolution of this matter could have a material effect on the financial position of Ballantyne.

q.                                      Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter.  The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup.  In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance.  In connection with the AOC, the Company has paid its share of the costs.  At September 30, 2005, the Company has provided for management’s estimate of any future exposure relating to this matter which is not material to the consolidated financial statements.

r.              Concentrations

The Company’s top ten customers accounted for approximately 51% of consolidated net revenues for the nine months ended September 30, 2005.  These customers were primarily from the theatre segment.  Trade accounts receivable from these customers represented approximately 67% of net consolidated accounts receivables at September 30, 2005.  In addition, receivables from Vari Internacional, AMC Theatres, Regal Entertainment Group and National Cinema Supply each represented over 10% of net consolidated accounts receivables at September 30, 2005.

s.             Recently Issued Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”).  FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare.  In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act.  FSP No. 106-2 was effective for Ballantyne during the interim period ending September 30, 2004 and did not have a material impact on the consolidated financial statements of the Company.

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

3.             Intangible Assets

Intangible assets consist of the following:

	At September 30, 2005
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(113,913)	—
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(6,882)	—
	$3,842,538	$(1,375,319)	$2,467,219

	At December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	$(1,253,524)	$2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(91,763)	22,150
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(5,544)	1,338
	$3,842,538	$(1,351,831)	$2,490,707

Amortization expense relating to amortizable intangible assets for the three and nine months ended September 30, 2005 amounted to $3,354 and $23,488, respectively, as compared to $10,146 and $30,519 for the three and nine months ended September 30, 2004, respectively.  No further amortization will be recorded as the assets were fully amortized at September 30, 2005.

4.             Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004

Raw materials and components	$7,906,417	$8,995,922
Work in process	1,671,532	1,276,297
Finished goods	2,050,700	1,901,747
	$11,628,649	$12,173,966

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,416,000 and $1,086,000 as of September 30, 2005 and December 31, 2004, respectively.

5.             Property, Plant and Equipment

Property, plant and equipment include the following:

	September 30,	December 31,
	2005	2004

Land	$343,500	$343,500
Buildings and improvements	4,694,226	4,687,859
Machinery and equipment	9,431,721	9,125,868
Office furniture and fixtures	2,176,378	1,932,367
Construction in process	63,798	28,922
	16,709,623	16,118,516
Less accumulated depreciation	(11,148,162)	(10,441,921)
Net property, plant and equipment	$5,561,461	$5,676,595

Depreciation expense amounted to $271,379 and $834,850 for the three and nine months ended September 30, 2005, respectively, as compared to $251,691 and $795,230 for the three and nine months ended September 30, 2004, respectively.

6.             Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring on August 28, 2006.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amount to $4.0 million at September 30, 2005. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (7.0% at September 30, 2005) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at September 30, 2005 consists of installment payments relating to the purchase of certain intangible assets.  Future maturities of long-term debt for the remainder of fiscal 2005 and for each of the remaining years are as follows:   2005 - $6,648; 2006 - $27,762; and 2007 - $14,609.

7.             Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine Months Ended September 30,
	2005	2004

Interest paid	$7,325	$26,253

Income taxes paid	$1,209,335	$1,400,101

Income tax benefit related to stock option plans	$291,438	$23,707

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

9.                                      Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of September 30, 2005 and December 31, 2004 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

10.          Postretirement Health Care

Ballantyne sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses.  Ballantyne’s policy is to fund the cost of the Plan as expenses are incurred.  The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost	$3,051	$2,485	$9,153	$7,455
Interest cost	6,196	5,559	18,588	16,677
Amortization of prior-service cost	6,718	—	20,154	—
Amortization of loss	934	6,718	2,802	20,154
Net periodic benefit cost	$16,899	$14,762	$50,697	$44,286

The Company expects to pay $5,962 under the plan in 2005. As of September 30, 2005, benefits of $2,415 have been paid.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act established a prescription drug benefit under Medicare, known as “Medicare Part D” and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act did not have a material impact on the consolidated financial statements of the Company.

11.          Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2005, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale of xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The restaurant segment primarily includes the manufacture and sale of replacement parts and the sale of seasonings and marinades.  The Company has phased out its restaurant equipment product line.  The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue
Theatre	$13,228,282	$10,414,218	$36,806,106	$31,503,673
Lighting	822,404	988,845	2,359,449	2,174,434
Restaurant	209,551	272,451	648,145	952,786
Total net revenue	$14,260,237	$11,675,514	$39,813,700	$34,630,893

Gross profit
Theatre	$3,695,022	$2,942,410	$10,082,395	$8,875,006
Lighting	270,161	275,731	760,531	583,344
Restaurant	91,060	86,170	294,900	240,858
Total gross profit	4,056,243	3,304,311	11,137,826	9,699,208
Selling and administrative expenses	(2,180,754)	(1,854,988)	(6,154,199)	(5,570,354)
Operating income	1,875,489	1,449,323	4,983,627	4,128,854
Other income (expense)	18,847	(28,888)	(20,059)	(49,170)
Net interest income	97,007	30,110	247,061	48,717
Income before income taxes	$1,991,343	$1,450,545	$5,210,629	$4,128,401

Expenditures on capital equipment
Theatre	$184,614	$311,158	$695,744	$781,827
Lighting	7,615	11,106	34,602	59,525
Restaurant	—	—	—	—
Total	$192,229	$322,264	$730,346	$841,352

Depreciation and amortization
Theatre	$270,088	$249,680	$821,750	$773,752
Lighting	4,645	12,157	36,588	51,997
Restaurant	—	—	—	—
Total	$274,733	$261,837	$858,338	$825,749

Gain (loss) on disposal of long-lived assets
Theatre	$(1,992)	$102,628	$8,008	$103,428
Lighting	696	6,602	696	6,602
Restaurant	—	—	—	—
Total	$(1,296)	$109,230	$8,704	$110,030

	At September 30,	At December 31,
	2005	2004
Identifiable assets
Theatre	$44,655,208	$39,129,877
Lighting	3,137,454	2,764,847
Restaurant	631,867	276,316
Total	$48,424,529	$42,171,040

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue
United States	$11,185,760	$8,817,229	$29,416,083	$25,040,921
Canada	171,584	160,711	531,913	529,354
Asia	1,465,628	947,377	4,734,112	3,993,511
Mexico and South America	1,206,656	1,414,445	3,954,120	3,234,129
Europe	226,812	329,207	1,124,699	1,687,579
Other	3,797	6,545	52,773	145,399
Total	$14,260,237	$11,675,514	$39,813,700	$34,630,893

			At September 30,	At December 31,
			2005	2004
Identifiable assets
United States			$47,058,710	$40,513,053
Asia			1,365,819	1,657,987
Total			$48,424,529	$42,171,040

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

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it has a policy against issuing or confirming financial forecast or projections issued by others.  Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.  Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

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

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer when collectibility is reasonably assured.  Revenue related to services is recognized as earned over the terms of the contracts or delivery of the service to the customer.  The Company enters into transactions that represent multiple element arrangements, which may include a combination of services and asset sales.  Under EITF 00-21, Revenue Arrangements with Multiple Deliverables, multiple element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

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

At September 30, 2005, there were approximately $9.9 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  At December 31, 2004, there were approximately $6.7 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts.  If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead.  The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value.  Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items.  Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks.  At September 30, 2005, the Company had recorded gross inventory of approximately $13.0 million and $1.4 million of inventory reserves.  This compared to $13.3 million and $1.1 million, respectively, at December 31, 2004.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.6 million at September 30, 2005.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized.  Goodwill of approximately $2.5 million is included in the consolidated balance sheets at September 30, 2005 and December 31, 2004.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

For the nine months ended September 30, 2005, the Company recognized income tax expense of $2.0 million, as compared to $0.3 million for the nine months ended September 30, 2004.  During the third quarter of 2004, the Company reversed all valuation allowances against its deferred tax assets as management believed that it was more likely than not that all deferred tax assets would be realized.  The reversal was recorded as an offset against income tax expense in the amount of $1.2 million.

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

In accordance with SFAS No. 148, the Company has been disclosing in the notes to the consolidated financial statements the impact on net income and net income per share had the fair value based method been adopted.  If the fair value method had been adopted, net income for the nine months ended September 30, 2005 and 2004 would have been $47,237 and $34,952 lower than reported, respectively.

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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues

Net revenues in 2005 increased 22.1% to $14.3 million from $11.7 million in 2004.  As discussed in further detail below, the increase resulted entirely from higher revenues from theatre products.

	Three Months Ended September 30,
	2005	2004

Theatre	$13,228,282	$10,414,218
Lighting	822,404	988,845
Restaurant	209,551	272,451
Total net revenue	$14,260,237	$11,675,514

Theatre Segment

Sales of theatre products increased 27.0% from $10.4 million in 2004 to $13.2 million in 2005.  In particular, sales of projection equipment increased to $9.6 million in 2005 from $7.1 million in 2004 primarily due to higher demand from domestic exhibitors as they continue to add new screens in accordance with their business plans.  A larger percent of the business is coming from the Company’s largest customers as approximately 68% of total theatre sales in the third quarter resulted from the Company’s top 10 customers as compared to 52% a year ago.

Sales of theatre replacement parts declined 16.2% from $1.9 million in 2004 to $1.6 million in 2005.  Demand for replacement parts rose substantially during 2004 but this growth has not been sustainable during 2005 due in part to a non-recurring sale of replacement parts to a large exhibitor a year-ago.

Sales of xenon lamps to the theatre industry rose 20.4% to $1.1 million from $0.9 million a year ago primarily a result of the continuing improvement of the theatre industry in general, increased marketing of the product line and obtaining the business from certain large theatre exhibitors who previously purchased the product from competitors.

Sales of lenses to theatre customers rose 87.5% to $0.9 million in 2005 from $0.5 million in 2004, due in large part to obtaining the business of a large exhibitor who previously purchased product from a competitor.  In addition, the Company’s supplier of lenses struggled in the past couple of years in providing timely shipments due to a bankruptcy reorganization.  This supplier is now more financially solid and is able to deliver product when needed.

Lighting Segment

Sales of lighting products decreased 16.8% to $0.8 million in 2005 from $1.0 million a year ago primarily a result of selling twelve MK5 Britelights® during 2004 for $0.2 million as part of a plan to divest this product.  There have been no further sales since that time.  Spotlight sales were flat at $0.4 million for both 2005 and 2004 periods as the increased demand experienced in the first quarter has not been sustainable.  The Company is developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry.  The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed and distributed as it believes these industry leading products still have a long market life ahead.

Sales of Skytrackers rose to $0.2 million compared to $0.1 million in 2004.  Sales of these large lights have historically fluctuated from period to period as selling a few more or less of the product can make a significant difference in sales.  The Company expects sales to even out as the year progresses.

Sales of all other lighting products, including but not limited to, replacement parts, xenon lamps and Nocturns® declined to $0.2 million in 2005 compared to $0.3 million in 2004.  The decreased sales pertain to lower replacement part sales during the quarter.

Restaurant Segment

Restaurant sales fell to $0.2 million in 2005 from $0.3 million in 2004, a result of the Company’s decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers during 2004.  The only sales during 2005 pertaining to the discontinued equipment product line consisted of divesting the remaining inventory on hand.  The Company continues to supply parts to its installed customer base and also continues to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $3.1 million in 2005 from $2.9 million in 2004 as sales to Asia continued to strengthen as the year has progressed.  The results reflect stronger demand for theatre products in this region.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where the Company’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $4.1 million in 2005 from $3.3 million in 2004 and as a percent of revenue increased slightly to 28.4% in 2005 from 28.3% in 2004 due to the reasons discussed below:

Gross profit in the theatre segment increased to $3.7 million in 2005 from $2.9 million in 2004 but as a percent of sales decreased to 27.9% from 28.3% a year ago.  The results reflect projection equipment and lamp sales representing a higher percentage of sales in 2005 and which carry a lower margin than certain other products within the segment, namely replacement parts.  In addition, the Company is experiencing the effects of rising raw material and component parts prices for certain of its products and is also experiencing some customer pricing issues to stay competitive.  The Company is currently working on strategies to cover these cost increases and regain pricing competitiveness.

Gross profit in the lighting segment amounted to $0.3 million for both 2005 and 2004 but as a percent of revenue rose to 32.9% compared to 27.9% a year ago.  The results primarily reflect production efficiency gains.

Restaurant margins were also flat at approximately $0.1 million for both the 2005 and 2004 periods but as a percent of revenue rose to 43.5% from 31.6% a year ago. Restaurant margins have been volatile due to the sell off of the discontinued equipment product line.  Now that the majority of this equipment is sold, margins should stabilize in the 35-40% range.

Selling and Administrative Expenses

Selling and administrative expenses amounted to approximately $2.2 million in 2005 compared to $1.9 million in 2004 but as a percent of revenue declined to 15.3% from 15.9% in 2004.  The expenses rose due to additional consulting costs pertaining to compliance with the Sarbanes/Oxley Act of 2002 and other consulting projects, as well as higher employee bonus expenses.  The favorable change as a percentage of revenue pertains to covering certain fixed costs with higher revenues during 2005 and managing selling expenses in an effective manner.

Other Financial Items

During 2005, the Company recorded interest income of approximately $105,000 compared to $38,000 in 2004 as the Company earned interest from higher cash levels and invested in higher yield commercial paper.  Interest expense was flat at approximately $8,000 in 2005 compared to a year-ago.

The Company recorded income tax expense in 2005 of $0.8 million compared to an income tax benefit of $0.7 million in 2004.  The results reflect the reversals of certain valuation reserves pertaining to net deferred tax assets in the amount of $1.2 million during 2004.  The effective tax rate for 2004, excluding the valuation reserve reversals, amounted to 37.9% compared to 38.3% in 2005.  The higher effective rate pertains to the Company paying taxes in more states than a year ago.

For the reasons outlined herein, the Company earned net income in 2005 of $1.2 million compared to $2.1 million in 2004.  This translated into net income per share basic and diluted of $0.09 in 2005 compared to $0.17 and $0.16, respectively, in 2004.  The results reflect the income tax benefit of $1.2 million in 2004 relating to the reversal of the deferred tax valuation allowance discussed earlier.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenues

Net revenues in 2005 increased 15.0% to $39.8 million from $34.6 million in 2004.  As discussed in further detail below, the increase resulted primarily from higher revenues from theatre products.

	Nine Months Ended September 30,
	2005	2004

Theatre	$36,806,106	$31,503,673
Lighting	2,359,449	2,174,434
Restaurant	648,145	952,786
Total net revenues	$39,813,700	$34,630,893

Theatre Segment

Sales of theatre products increased 16.8% from $31.5 million in 2004 to $36.8 million in 2005.  In particular, sales of projection equipment increased to $25.9 million in 2005 from $21.6 million in 2004, due primarily to higher demand from domestic exhibitors as they continue to add new screens in accordance with their business plans.  A larger percentage of the business is coming from the Company’s largest customers as 55% of total theatre sales have resulted from the Company’s top 10 customers compared to 50% a year ago.

Sales of theatre replacement parts declined 9.9% from approximately $5.6 million in 2004 to approximately $5.1 million in 2005.  Demand for replacement parts rose substantially during 2004 but has not been sustainable during 2005 due in part to a special sale of replacement parts to a large exhibitor a year-ago.

Sales of xenon lamps to the theatre industry rose 25.1% to $3.5 million from $2.8 million a year ago primarily as a result of the continuing improvement of the theatre industry in general, increased marketing of the product line and obtaining the business of a large exhibitor who previously purchased the product from a competitor.

Sales of lenses to theatre customers rose 53.9% to $2.4 million in 2005 from $1.5 million in 2004, due in part to obtaining the business of a large exhibitor who previously purchased product from a competitor.  In addition, the Company’s supplier of lenses struggled in the past couple of years in providing timely shipments due to a bankruptcy reorganization which affected sales.  This supplier is now more financially solid and is able to deliver product when needed.

Lighting Segment

Sales of lighting products increased 8.5% to $2.4 million from $2.2 million a year ago primarily a result of sales of follow spotlights which rose to $1.1 million from $0.8 million a year ago due in part to a turnaround in industry demand during the first and second quarters.  The Company is developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry.  The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed and distributed as it believes these industry leading products still have a long market life ahead.

Sales of Skytracker® products declined to $0.4 million in 2005 from $0.5 million in 2004 primarily as a result of a special sale of lights for the Staples Center in Los Angeles during the first quarter of 2004 which did not reoccur in 2005.

Sales of all other lighting products, including but not limited to, replacement parts, xenon lamps, Nocturns® and Britelights®, decreased to $0.8 million in 2005 from $0.9 million in 2004.  The decrease primarily resulted from the Company selling twelve MK5 Britelights® for approximately $0.2 million during 2004 as part of a plan to divest this product.  There have been no further sales since that time.  Sales of xenon lamps partially offset this lost revenue source during 2005.

Restaurant Segment

Restaurant sales fell to $0.6 million in 2005 from $1.0 million in 2004, a result of the Company’s decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers during 2004.  The only sales pertaining to the equipment product line consist of divesting the remaining inventory on hand.  The Company continues to supply parts to its installed customer base and also continues to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $10.4 million in 2005 from $9.6 million in 2004, as the Company experienced stronger demand in Asia, Mexico and Latin America.  The Company is becoming more of a presence in these regions at a time when demand for theatre products are increasing.  Sales into Europe were below year-ago levels but did show improvements during the second and third quarters.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where the Company’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $11.1 million in 2005 from $9.7 million in 2004 but as a percent of revenue remained steady at 28.0% for both periods.

Gross profit in the theatre segment increased to $10.1 million in 2005 from $8.9 million in 2004 but as a percent of revenue decreased to 27.4% from 28.2% a year ago.  The results reflect projection equipment and lamp sales representing a higher percentage of sales in 2005 and which generally carry a lower margin than other products within the segment, namely replacement parts.  The Company is also experiencing the effects of rising raw material and component parts prices for certain of its products.

Gross profit in the lighting segment rose to $0.8 million in 2005 from $0.6 million in 2004 and as percent of revenue rose to 32.2% from 26.8% in 2004 due primarily to a more favorable product mix sold and production efficiency gains.

Restaurant margins rose to $0.3 million in 2005 compared to $0.2 million in 2004 and as a percent of revenue rose to 45.5% compared to 25.3% in 2004.  Restaurant margins have been volatile due to the sell off of the discontinued equipment product line.  Now that the majority of this equipment is sold, margins should stabilize in the 35-40% range.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $6.2 million in 2005 compared to $5.6 million in 2004 but as a percent of revenue declined to 15.5% from 16.1% in 2004.  These expenses rose due to additional consulting costs pertaining to compliance with the Sarbanes/Oxley Act of 2002 and other consulting projects, as well as higher employee bonus expenses.  The favorable change as a percentage of revenue pertains to covering certain fixed costs with higher revenues during 2005 and managing selling expenses in an effective manner.

Other Financial Items

During 2005, the Company recorded interest income of approximately $273,000 compared to $76,000 in 2004 as the Company earned interest from higher cash levels and invested in higher yield commercial paper.  Interest expense declined to approximately $26,000 in 2005 from approximately $28,000 in 2004 primarily resulting from the fee on the Company’s unused portion of its credit facility being renegotiated to 0.125% from 0.375% during 2004.

The Company recorded income tax expense in 2005 of $2.0 million compared to $0.3 million in 2004.  The 2004 amount reflects reversals of certain deferred tax asset valuation reserves resulting in a credit to income tax expense in the amount of $1.2 million.  The effective tax, excluding the valuation reversals, amounted to 37.0% in 2004 compared to 38.0% in 2005.  The increase in the effective rate pertains primarily to the Company paying taxes in more states than a year ago.

For the reasons outlined herein, the Company earned net income in 2005 of $3.2 million compared to $3.8 million in 2004.  This translated into net income per share basic and diluted of $0.24 and $0.23 in 2005, respectively, compared to $0.30 and $0.28, respectively, in 2004.  The results reflect the income tax benefit of $1.2 million in 2004 relating to the reversal of the deferred tax valuation allowance discussed earlier.

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2006.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2005.  No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (7.0% at September 30, 2005) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities amounted to $3.3 million in 2005 compared to $3.6 million in 2004.  The decrease in cash flow primarily relates to higher accounts receivable balances in 2005.  In addition, despite inventory levels decreasing $0.5 million during 2005, it could not match the inventory liquidations experienced during 2004 of $2.3 million.  The Company is now returning to more normalized inventory turnover levels as the theatre exhibition industry stabilizes.  Items contributing to operating cash flow primarily consisted of higher operating income, accounts payable and income tax accruals.  The increases in accounts payable and income taxes essentially relate to the timing of payments and are expected to even out as the year progresses.

Net cash used in investing activities amounted to $0.7 million in 2005 compared to $0.6 million in 2004, as both periods included purchasing large machining centers to meet current and future demands.

Net cash provided by financing activities amounted to $814,000 compared to $51,000 in 2004.  The Company received proceeds of $833,000 from its stock plans in 2005 and made $19,000 of debt payments.  In large part, the proceeds received from the stock plans resulted from plans set up under SEC Rule 10b5-1 for certain executives to exercise and sell certain stock options prior to the options expiring in September of 2005.  During 2004, the Company received proceeds of $69,000 from its stock plans and made debt payments of $18,000.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2005.

Internal Controls Over Financial Reporting

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s annual report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting and a report on the effectiveness of the Company’s internal controls over financial reporting.  However, it is possible that the Company will become an accelerated filer as defined in Rule 12b-2 of the Exchange Act and if so this report and statement will need to be included in its Form 10-K for fiscal 2006.  The Company will not know whether it will become an accelerated filer until June 30, 2006, which is the next date at which this status is determined.  While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement.  If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that the Company’s internal controls over financial reporting are effective.

Concentrations

The Company’s top ten customers accounted for approximately 51% of consolidated net revenues for the nine months ended September 30, 2005.  These customers were primarily from the theatre segment.  Trade accounts receivable from these customers represented approximately 67% of net consolidated receivables at September 30, 2005.  In addition, receivables from Vari Internacional, AMC Theatres, Regal Entertainment Group and National Cinema Supply each represented over 10% of consolidated receivables at September 30, 2005.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases.  The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2005	Thereafter

Long-term debt, including interest	$52,150	7,450	44,700
Operating leases	202,915	39,199	163,716
Less sublease receipts	(58,203)	(21,826)	(36,377)
Net contractual cash obligations	$196,862	24,823	172,039

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

BALLANTYNE OF OMAHA, INC.

By:	/s/ John Wilmers	By:	/s/ Brad French
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date:	November 4, 2005	Date:	November 4, 2005

EXHIBIT INDEX

4.2.4        Fourth Amendment to Revolving Credit Agreement between the Company and First National Bank of Omaha.•

31.1         Rule 13a-14(a) Certification of Chief Executive Officer.•

31.2         Rule 13a-14(a) Certification of Chief Financial Officer.•

32.1         18 U.S.C. Section 1350 Certification of Chief Executive Officer.•

32.2         18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

•              Filed herewith