Form 10-Q/A
period 2005-09-30
BALLANTYNE OF OMAHA INC
filed 2005-11-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐           No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 28, 2005
Common Stock, $.01, par value	13,379,208 shares

Explanatory Note

The cover page to this Form 10-Q is amended to change the outstanding shares of Common Stock to 13,379,208 shares.

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

BALLANTYNE OF OMAHA, INC.

By:	/s/ John Wilmers	By:	/s/ Brad French
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date:	November 8, 2005	Date:	November 8, 2005

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