Form 10-K
period 2005-12-31
BALLANTYNE OF OMAHA INC
filed 2006-03-31
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-13906

Ballantyne of Omaha, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or other jurisdiction of incorporation or organization) 4350 McKinley Street, Omaha, Nebraska (Address of principal executive offices)	(I.R.S. Employer Identification No.) 68112 (Zip Code)

Registrant’s telephone number, including area code: (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports filed pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐   No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the American Stock Exchange on June 30, 2005 was approximately $51.8 million.

As of March 2, 2006, 13,472,031 shares of common stock of Ballantyne of Omaha, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006 (the “Proxy Statement”) are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

PART I

Item 1. Business

Segments

Ballantyne of Omaha, Inc., a Delaware Corporation, and its subsidiaries (Ballantyne or the “Company”) designs, develops, manufactures and distributes commercial motion picture equipment, lighting systems, and restaurant equipment. The Company was founded in 1932 and primarily operates within three business segments: 1) theatre 2) lighting and 3) restaurant. Approximately 92% of fiscal year 2005 sales were from theatre products, while 6% were lighting products and 2% were restaurant products.

During 2005, the Company entered the digital cinema marketplace as a non-exclusive distributor of digital equipment through an authorized digital cinema reseller master agreement with NEC Solutions (America), Inc. The agreement is for an initial term of three years and automatically renews for additional twelve month successive terms. Either party may terminate the agreement by providing 90 days advance written notice. No sales were made during 2005 as the widespread adoption of digital cinema has not yet occurred. The Company expects sales to occur during the coming year.

The Company divested its restaurant equipment product line during 2003, which accounted for approximately 47% of the segment. The Company continues to supply parts to its installed equipment customer base and distribute its marinade and breading products under the trademark Flavor Crisp®, as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

During 2003, the Company disposed of its remaining lighting rental operations so as to focus on its core lighting product lines.

The Company discontinued its audiovisual segment on December 31, 2002 and has restated the consolidated financial statements for all comparative years presented for these discontinued operations.

Theatre

The Company’s theatre business was founded in 1932. The Company’s products are distributed on a worldwide basis through a network of over 100 domestic and international dealers and also by a small direct sales force. The Company’s broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc. and Regal Cinemas, Inc.

The Company believes that its position as a fully integrated equipment manufacturer enables it to be more responsive to its customers’ specific design requirements. In addition, the Company believes its installed base of equipment and customer relationships along with expertise in engineering, manufacturing, prompt order fulfillment, delivery, after-sale technical support and emergency service have allowed the Company to build and maintain those relationships.

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

Ballantyne has also entered the digital cinema marketplace as a non-exclusive distributor of digital equipment through a reseller agreement with NEC Solutions (America), Inc. The Company is currently evaluating its business plan about how further to position itself in this developing marketplace.

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

Restaurant

The Company supplies parts to its installed equipment customer base and distributes its marinade and breading products under the trademark Flavor Crisp® through its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Theatre Exhibition Industry Overview

The domestic theatre exhibition industry (including Canada) is highly concentrated with management estimating that the top ten exhibitors represent over 56% of the total industry. Based on information obtained from the National Association of Theatre Owners, there were approximately 36,000 screens in the United States.

The Company’s ability to grow theatre revenues is dependent on the growth of construction of new theatres and the renovation of existing theatres. Growth in the number of new motion picture screens may be adversely affected by the economy as a whole or recent trends towards industry consolidation. Both of these factors could have an adverse effect on Ballantyne’s customer base. Ballantyne also deals with a concentration of sales and credit risk stemming from sales to the Company’s top 10 theatre customers representing approximately 53% of fiscal 2005 theatre sales. Accounts receivable from these same customers represented 60% of consolidated accounts receivable from all customers. In addition, sales to AMC Theatres, Inc. represented approximately 11% of theatre sales, while receivables from Vari International represented 16% of net consolidated receivables at December 31, 2005. The Company also sold approximately 29% of its theatre products to foreign countries during 2005 and these sales are subject to volatile worldwide economic and political conditions. Certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into certain regions of the world. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices. The Company may also be impacted positively or negatively by advancing technologies such as digital cinema which could make the Company’s existing products obsolete or could potentially create new opportunities for Ballantyne. The Company is in the process of evaluating digital opportunities and how to respond to the opportunities and challenges. However, if the Company is unable to take advantage of these opportunities, the results could have a material adverse effect on the Company’s business, financial condition and operating results.

Business Strategy

The Company’s strategy combines the following key elements:

Increase Theatre Exhibition Market Share.   The past problems experienced by the theatre exhibition industry coupled with increased competitiveness for the sale of theatre products has placed additional pressure on the Company’s share of the market. The Company is currently implementing certain initiatives to garner more market share. These initiatives include, but are not limited to, growing ancillary or accessory sales, and leveraging the Company’s brand name recognition to develop business with exhibitors in the U.S. and worldwide currently using Ballantyne’s products.

Expand Digital Opportunities.   The theatre exhibition industry remains based on the use of film technology to deliver motion picture images to the public, despite the anticipated shift to digital images (digital cinema). The widespread adoption and use of digital cinema foreseen by many has not yet occurred, with a worldwide market penetration of approximately 600 screens out of about 120,000 (about 200 out of approximately 36,000 screens in North America) converted to digital cinema. Factors limiting implementation include, but are not limited to: high digital system costs; product availability for digital cinema; security, control and implementation issues, and a lack of standards for system quality and interoperability.

Though digital cinema offers significant potential savings via reduced film delivery and handling costs to movie distributors, the financial models to justify the expenditures potentially required by the exhibitor have been limited. Digital Cinema Initiatives (DCI) publication of “Digital Cinema System Specifications” made significant progress in resolving standards and technology issues. Additionally, limited rollouts and announcements of other deployments have brought renewed interest in this technology change.

Despite the apparent head start of companies now involved in digital cinema, the Company believes it is in a solid position to be a successful participant in this marketplace due to its marketing and sales agreement with NEC, its long term industry relationships, the industry’s familiarity with the Company and its large installed base worldwide. However, no assurance can be given that Ballantyne will in fact be a part of the digital cinema marketplace. If Ballantyne is unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on the Company’s business, financial condition and operating results. In addition, the current relationship with NEC Solutions (America), Inc. is a non-exclusive distributorship agreement and as such gross margin percentages will typically be lower than the margin the Company currently experiences on its analog projectors. It is unclear how this lower margin will affect the overall profitability of the Company in the future.

Focus on Growth Strategy and Diversification.   The Company’s strategy is to pursue complementary strategic acquisitions both within its current operating segments and also in other markets that would fit in the Company’s business plans. Ballantyne expects to make acquisitions in the future. However, Ballantyne cannot assure that it will be able to locate appropriate acquisitions in the future, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable.

Expand International Presence.   Sales outside the United States (mainly theatre sales) were $15.8 million in 2005 or 29% of consolidated revenues compared to $15.0 million or 31% in 2004. While sales internationally were higher, they dropped as a percent of total sales primarily due to higher demand domestically. Sales for 2004 also included a special venue project in China for approximately $2.1 million. The Company believes that international sales will continue to account for a significant portion of its theatre sales.

The Company is seeking to strengthen and develop its international presence through an international dealer network and the Company’s sales force will continue to travel worldwide to market the Company’s products. Additionally, the Company continues to utilize its office in Hong Kong to further penetrate

China and surrounding markets. The Company believes that as a result of these efforts, it is positioned to further expand its brand name recognition and international market share. As a result, however, the Company could be adversely affected by such factors as changes in foreign currency rates and changing economic and political conditions in each of the countries in which the Company sells its products.

Improve Business Processes and Productivity.   The Company has been implementing lean manufacturing at its Omaha facility and over the last 18 months the Company has conducted numerous lean manufacturing projects. Production of critical product lines is being converted from batch manufacturing processing to production lines improving flow through the plant, and therefore, productivity. The Company will also continue to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

Expand Lighting Segment.   Despite the lighting divestitures that the Company undertook in recent years,  the Company’s goal is to increase revenues using the remaining product lines within the segment and by increased emphasis on expanding its product offerings by developing and introducing new products and through marketing relationships with European manufacturers to market their products in the U.S. Late in 2004 the Company designed and introduced an HMI-based lighting product called the Radiance™ spotlight. The Company is also marketing an Italian-manufactured spotlight called the Canto spotlight. Both spotlights were introduced in response to a marketplace demanding less expensive, smaller and more user-friendly products. The Company is also adjusting how it markets its products to increase market shares by using more independent representatives as opposed to independent distributors. Management believes that independent representatives have more incentives to market Ballantyne products than do the distributors who may also be marketing competitor’s products.

Products

Theatre Products

Motion Picture Projection Equipment

The Company is a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. The Company’s commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The Company’s commercial motion picture projection equipment is marketed under the industry-wide recognized trademarks of Strong®, Simplex®, Century® and Ballantyne®. During 2004, the Company introduced the next generation film projector called the Apogee®. The Company believes that this redesigned projector is more marketable due to its being more user-friendly and improved performance. The Company manufactures the majority of the motion picture projection systems in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by the Company.

The Company also manufactures film handling equipment consisting of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. The majority of the Company’s film transport systems are sold under the Strong® name, although the Company sells systems on an OEM basis.

Lenses

The Company distributes ISCO-Optic film projection lenses through an exclusive distribution agreement with ISCO Precision Optics. The Company has the exclusive right to distribute these lenses in

North America through October 31, 2007, as well as the non-exclusive right to distribute these lenses throughout the rest of the world. ISCO lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen and have won two Academy Awards for technical achievement.

Xenon Lamps

The Company distributes xenon lamps for resale to the theatre and lighting industries through an exclusive distributorship agreement with Lighting Technologies, Inc.

Replacement Parts

The Company has a significant installed base of over 50,000 motion picture projection systems. Although these products have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by the Company.

Special Venue Products

The Company manufactures 4, 5 and 8 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special equipment. The Company’s status as a fully integrated manufacturer enables it to work closely with its customers from initial concept and design through manufacturing to the customers’ specifications.

Digital Equipment

Through a master reseller agreement with NEC Solutions (America), Inc., the Company distributes IS8, IS15 and IS25 digital projectors.

Lighting Products

Followspots

The Company has been a developer, manufacturer and distributor of long-range followspots since 1950. Ballantyne’s followspots are primarily marketed under the Strong® trademark and recognized trademarked models such as Super Trouper® and Gladiator®. The Super Trouper® followspot has been the industry standard since 1958. The Company’s long-range followspots are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums, and touring applications. The Company’s  followspots line consist of six basic models ranging in output from 1000 watts to 4,500 watts. The 1000-watt model, which has a range of 20 to 75 feet, is compact, portable and appropriate for small venues and truss mounting. The 4,500-watt model, which has a range of 300 to 600 feet, is a high-intensity xenon light followspot appropriate for large theatres, arenas and stadiums. Most of the Company’s followspots employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

In response to a section of the marketplace demanding less expensive, smaller and more user-friendly products, the Company has introduced certain new spotlights over the last three years. During 2003, the Company began distributing an Italian manufactured followspot called the Canto. The Canto spotlight product line consists of six basic models ranging in output from 250 watts to 2,000 watts. During 2004-2005, the Company designed a new followspot called the Radiance™. The Radiance™ is a mid-range followspot powered by an 850 watt metal halide lamp.

The Company sells its followspots through dealers and in some rare cases to end users such as arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. These followspot products are used in over 100 major arenas throughout the world.

Promotional and Other Lighting Products

The Company is a supplier of high intensity promotional searchlights and lighting systems for the motion picture production, television, live entertainment, theme park and architectural markets. The Company’s production lighting systems are marketed under the Strong Britelight™ trademarks, while the high intensity promotional searchlights are marketed under the Sky-Tracker® trademark.

Britelight™ specialty illumination products have been used in numerous feature films and have also been used at live performances such as Super Bowl half-time shows, the opening and closing ceremonies of the 2002 Winter Olympics and are currently illuminating such venues as the Luxor Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. These products are marketed directly to customers throughout the world.

The Company’s high intensity promotional searchlights come in single or multiple head configurations, primarily for use at outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity promotional searchlights are marketed through the Company’s Sky-Tracker division under the Sky-Tracker® trademark. Sky-Tracker products have been used at Walt Disney World, Universal Studios, various Olympic games and grand openings. The Company’s promotional lighting products are primarily marketed directly to customers throughout the world by a direct sales force and a commissioned representative.

Restaurant Products

The Company distributes seasonings, marinades and barbeque sauces manufactured to the Company’s specifications by various food product contractors and supplies parts to its equipment customer base.

Sales, Marketing and Customer Service

The Company markets and sells its product primarily through a network of over 100 domestic and international dealers to major theatre exhibitors, sports arenas, amusement park operators and convenience/fast food stores. The Company also sells directly to end-users. The sales effort is supplemented by a small internal sales force. The Company services its customers in large part through the dealer network; however, the Company does have technical support personnel to provide necessary assistance to the end user or to assist the dealer network. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are primarily centralized and dispatched when needed. In addition, the Company markets its products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. The Company’s sales and marketing professionals have extensive experience with the Company’s product lines and have long-term relationships with many current and potential customers.

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

Backlog

At December 31, 2005 and 2004, the Company had backlogs of $6.0 million and $6.4 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. The Company’s products are manufactured and shipped within a few weeks following receipt of orders. The dollar amount of the Company’s order backlog is therefore not considered by management to be a leading indicator of the Company’s expected sales in any particular fiscal period.

Manufacturing

The Company’s manufacturing operations are conducted in Omaha, Nebraska and Fisher, Illinois. Both facilities encompass design, fabrication, assembly and shipping of the Company’s various product lines. These central locations reduce the Company’s transportation costs and delivery times of products throughout the United States. The Company’s manufacturing strategy is to minimize costs through manufacturing efficiencies. Efficiencies have been gained by implementing certain lean manufacturing strategies. Production cycle times have reduced resulting in increased productivity and on-time deliveries. Improvements in material and product flow have resulted in a reduction of inventory, improved space utilization and workplace organization. Additional lean initiatives include setup and changeover reduction, which facilitates shorter production runs, and total productive maintenance, which increases equipment utilization by reducing production downtime.

The Company currently manufactures the majority of components used in its products. The Company believes that its integrated manufacturing operations help maintain the high quality of its products, further aid lead time reductions and its ability to customize products to a customer’s specifications. The Company’s flexible workforce allows for the adjusting of the relative mix of products to meet demand. Manufacturing is mainly comprised of machining aluminum in casting and bar stock forms. Fabrication includes the punching, forming and welding of light gauge materials such as steel and aluminum. The Company also operates powder paint lines at both facilities. Outside contractors are utilized for further specialized processing such as plating, grinding, etc.

The Company utilizes a single source for each of its intermittent movement components, reflectors, lenses and xenon lamps. Although the Company has not to-date experienced significant difficulty in obtaining these components, no assurance can be given that shortage will not arise in the future. The loss of any one or more of such suppliers could have a short-term adverse effect on the Company until alternative sources of supply could be secured. The Company is not dependent upon any one supplier for the balance of its raw materials and components. As part of its ongoing efforts, the Company continues to rationalize its vendor base and gain associated volume discounts.

Quality Control

The Company believes that its design standards, quality control procedures and the quality standards for the material and components used in its products have contributed significantly to the reputation of its products for high performance and reliability. Inspection of incoming material and components as well as the testing of all of the Company’s products during various stages of assembly are key elements of this program.

Warranty Policy

The Company generally provides a warranty to end users for substantially all of its products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. Under the Company’s warranty policy, the Company will repair or replace defective products or components at its election. Costs of warranty service and product replacements were approximately $343,000, $561,000 and $288,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development

The Company’s ability to compete successfully depends, in part, upon its continued close work with existing and new customers. The Company focuses research and development efforts on the development of new products based on customer and industry requirements. Research and development costs charged to operations amounted to approximately $455,000, $328,000 and $590,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Competition

Although the Company has a leading position in the domestic motion picture projection equipment market, the domestic and international markets for commercial motion picture projection equipment are highly competitive. Major competitors for the Company’s motion picture film projection equipment include Christie Digital Systems, Cinemeccanica SpA and Kinoton GmbH. The Company competes in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities. Certain of the Company’s competitors for its motion picture projection equipment have significantly greater resources.

In addition to existing motion picture equipment manufacturers, the Company is encountering competition from new competitors, as well as from the development of new technology for alternative means of motion picture presentation. The Company cannot assure that its equipment will not eventually become obsolete as technology advances. Competition in the digital cinema market includes two other licensed OEM’s of the preferred Texas Instruments’ DLP Cinema technology besides the Company’s partner, NEC Solutions (America), Inc.: Christie Digital Systems and Barco NV. There are also other companies using different digital technologies attempting to enter the marketplace. For a further discussion of potential new competition, see the “Business Strategy” section of this report under the caption “Expand Digital Opportunities”.

The markets for the Company’s lighting products are also highly competitive. The Company competes in the lighting industry primarily on the basis of quality, price, branding and product line variety. Certain of the Company’s competitors for its lighting products have significantly greater resources than the Company.

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

Employees

As of March 2, 2006, the Company had a total of 197 employees. Of these employees, 152 were considered manufacturing, 4 were executive and 41 were considered sales and administrative. The Company is not a party to any collective bargaining agreement and believes that its relationship with its employees is good.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, the Company has paid its share of the costs. At December 31, 2005, the Company has provided for management’s estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

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

Executive Officers of the Company

John P. Wilmers, age 61, has been CEO of the Company since March 1997 and a Director since 1995. Mr. Wilmers joined the Company in 1981 and has served in various positions in the Company including Executive Vice President of Sales from 1992 to 1997. Mr. Wilmers is a past President of the Theatre Equipment Association, a member of the Nebraska Variety Club and a sustaining member of the Society of Motion Picture and Television Engineers. Mr. Wilmers attended the University of Minnesota at Duluth.

Dan Faltin, age 49, has been Executive Vice-President since June 1, 2003. Prior to joining the Company, Mr. Faltin was President of Chief Automotive Systems, Inc., a Nebraska-based manufacturer and marketer of collision repair equipment. Before assuming responsibilities as President, he served for five years as Vice President of Sales and Marketing of Chief. Mr. Faltin earned a B.A. from the University of Nebraska at Lincoln and an M.B.A. from the University of Nebraska at Kearney.

Brad J. French, age 53, joined the Company as the Controller in 1990 and was named Secretary and Treasurer in 1992. Mr. French was named Chief Financial Officer of the Company in January 1996. During 2000 and through May 31, 2003, Mr. French was also the Company’s Chief Operating Officer.   Prior to joining the Company, Mr. French held several accounting positions with UTBHL, Inc. (f/k/a Hanovia Lamp, Inc.), a subsidiary of Canrad, Inc. and Purolator Products, Inc. Mr. French earned a B.S. from Union College.

Ray F. Boegner, age 56, has been Senior Vice President since 1997. Mr. Boegner joined the Company in 1985 and has acted in various sales roles. Prior to joining the Company, he served as Vice President of Marketing at Cinema Film Systems. Mr. Boegner earned a B.A. from Citrus College and a B.S. from the University of Southern California.

1A. Risk Factors

You should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K before investing in shares of Ballantyne’s common stock. Investing in Ballantyne’s common stock involves a high degree of risk. If any of the following risk factors actually occurs, Ballantyne’s business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of Ballantyne’s common stock could decline and you may lose part or all of your investment.

Ballantyne may be unsuccessful in adapting to new or advancing technologies, such as digital cinema.

The motion picture industry remains based on the use of film technology to deliver motion picture images to the public, despite the anticipated shift to digital images (digital cinema). The widespread adoption and use of digital cinema foreseen by many has still not occurred, with a worldwide market penetration of only approximately 600 digital systems currently installed. In addition to the companies who have installed these systems, there are several other companies using various types of digital technology actively involved in attempting to bring a complete digital solution to the market.

Ballantyne believes it is in a position to participate in the digital cinema marketplace either through its relationship with NEC Solutions (America), Inc. or through other relationships with digital cinema providers. However, Ballantyne cannot assure that it will successfully or competitively advance its technology as might be required. In addition, the current relationship with NEC Solutions (America), Inc. is a non-exclusive distributorship agreement and as such gross margin percentages will typically be lower than the margin the Company currently experiences on its analog projectors. It is unclear at this time how this lower margin will affect the overall profitability of the Company in future years. Finally, Ballantyne’s agreement with NEC is not perpetual and could be terminated with 90 day advance written notice. If Ballantyne is unable to maintain its relationship with NEC, or otherwise take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse impact on Ballantyne’s business, financial condition and operating results.

Ballantyne’s financial results and growth depend largely on the health of the theatre exhibition industry.

During the year ended December 31, 2005, approximately 92% of Ballantyne’s revenues resulted from sales to the theatre exhibition industry. From fiscal years 2000 to 2002, this industry experienced an unprecedented three-year decline as overly aggressive building of megaplexes led to increased competition, significant declines in revenues per screen and, eventually, to a lack of operating capital by exhibition companies. Several exhibition companies filed for federal bankruptcy protection. This resulted in Ballantyne’s revenues from continuing operations declining from $83.4 million in fiscal 1999 to $33.8 million in fiscal 2002. However, during 2003, industry conditions began to improve and sales to the industry increased. While the health of the theatre exhibition industry is improving, there are still risks in the industry which result in continued exposure to Ballantyne. This exposure is in the form of receivables from independent dealers who resell Ballantyne’s products and Ballantyne’s dependence on new theatre construction and screen growth.

In many instances, Ballantyne sells theatre products through independent dealers who resell to the exhibitor. These dealers were negatively impacted by the past downturn in the industry and, while the exhibitors have recovered, the dealer network’s recovery has been slower.

Because Ballantyne’s commercial motion picture projectors have an estimated useful life of approximately 20 years, Ballantyne’s net sales and profitability are primarily dependent upon growth in the number of motion picture screens and the renovation and replacement of commercial motion picture projection equipment in existing theatres. For the fiscal years ended 2005, 2004 and 2003, approximately 92%, 92% and 87%, respectively, of Ballantyne’s total net sales were derived from sales of its theatre segment. Growth in the number of new motion picture screens may be adversely affected by the economy as a whole and recent trends toward industry consolidation. Both of these factors may also have an adverse effect on Ballantyne’s customer base. A lack of motion picture screen growth would have a material adverse effect on Ballantyne’s business, financial condition and results of operations.

Ballantyne is substantially dependent upon significant customers who could cease purchasing its products at any time.

The Company’s top ten customers accounted for approximately 48% of 2005 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 60% of net consolidated receivables at December 31, 2005. Sales to AMC Theatres, Inc. represented approximately 10% of consolidated sales. Additionally, receivables from Vari International represented 16% of net consolidated receivables at December 31, 2005. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Ballantyne’s business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly theatre sales) continue to be significant, accounting for 29% of consolidated sales in fiscal 2005 compared to 31% in fiscal 2004. Ballantyne is seeking to expand its share of foreign sales, which it expects will continue to account for a significant portion of its revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. To date, all of Ballantyne’s foreign sales have been denominated in U.S. dollars, exclusive of sales resulting from its subsidiary in Hong Kong ($3.0 million in fiscal 2005), which are denominated in Hong Kong dollars. A weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on Ballantyne by increasing the effective price of Ballantyne’s products in international markets. In addition, there can be no assurance that Ballantyne’s international customers will continue to accept orders denominated in U.S. dollars. To the extent that orders are denominated in foreign currencies, Ballantyne’s reported sales and earnings are more directly subject to foreign exchange fluctuations. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers. Ballantyne cannot assure that these factors will not adversely affect its foreign sales in the future.

The market for Ballantyne’s products is highly competitive and if Ballantyne fails to invest in product development and productivity improvements, its business could be materially adversely impacted.

The domestic and international markets for Ballantyne’s product lines are highly competitive. Certain of Ballantyne’s competitors for its equipment have significantly greater resources. In the theatre segment, Ballantyne is experiencing new competition in the film motion picture industry as well as from the development of new technology for alternative means of motion picture presentation. Ballantyne cannot assure that its equipment will not become obsolete as technology advances. If Ballantyne loses market share due to these issues, Ballantyne may be unable to lower its cost structure quickly enough to offset the lost revenue. To counter these risks, Ballantyne has initiated a cost reduction program, continues to streamline its manufacturing processes and is formulating a strategy to respond to the digital marketplace. Ballantyne also is focusing on a growth and diversification strategy to find alternative product lines to become less dependent on the theatre exhibition industry. However, Ballantyne cannot assure that this strategy will succeed or that it will be able to obtain adequate financing to take advantage of potential opportunities.

If Ballantyne fails to retain key members of management, its business may be materially harmed.

Ballantyne’s success depends, in substantial part, on the efforts and abilities of its current management team. Many of these individuals have acquired specialized knowledge and skills with respect to Ballantyne and its operations. If certain of these individuals were to leave unexpectedly, Ballantyne could face difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.

Growth through acquisition is a part of Ballantyne’s business plan and it may not be able to successfully identify, finance or integrate acquisitions.

As discussed in further detail in the “Business Strategy” portion of Item 1, Ballantyne’s strategy is to pursue complementary strategic acquisitions both within the theatre and lighting segments and also in other markets that would fit in Ballantyne’s business plans. Ballantyne expects to make acquisitions in the future. However, Ballantyne cannot assure that it will be able to locate appropriate acquisition candidates, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. Additionally, Ballantyne’s credit facility with First National Bank of Omaha currently prohibits Ballantyne from making acquisitions over $7 million without the bank’s consent.

Interruptions of, or higher prices of components from, certain suppliers may affect Ballantyne’s results of operations and financial performance.

Ballantyne utilizes a single contract manufacturer for each of its intermittent movement components, lenses and xenon lamps. Although Ballantyne has not, to date, experienced a significant difficulty in obtaining these components, it cannot assure that shortages will not arise in the future. The loss of any one or more of the contract manufacturers could have a short-term adverse effect on Ballantyne until alternative manufacturing arrangements are secured. Ballantyne is not dependent upon any one contract manufacturer or supplier for the balance of its raw materials and components. Ballantyne believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality, but cannot assure that this will continue to be the case.

In addition, volatility in the price for certain raw materials and components such as steel, fuel and lenses could adversely affect Ballantyne’s financial results. In particular, the strengthening of the Euro has resulted in increased costs for lens purchases from our German supplier. Based on forecasted purchases during 2005, an average 10% devaluation of the dollar compared to the Euro would cost Ballantyne approximately $0.2 million.

Ballantyne’s stock price is vulnerable to significant fluctuations.

The trading price of Ballantyne’s common stock has been highly volatile in the past and could be subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the industries in which Ballantyne operates and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the stock of many companies generally, which fluctuations often are unrelated to operating performance.

Pending litigation could have a material adverse effect on Ballantyne’s financial position, cash flows and results of Operations.

Ballantyne is currently a defendant in an asbestos case entitled Bercu v. BICC Cables Corporation, et al., filed June 27, 2003 in the Supreme Court of the State of New York. There are numerous defendants including Ballantyne. The case is set for trial to commence on May 1, 2006. Ballantyne believes that it has strong defenses and intends to seek a pre-trial summary judgment in its favor. Even so, it is not possible to predict the outcome of either the summary judgment request or the trial. Likewise, it is difficult to predict the amount of damages, if any, that a jury might award and the plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on Ballantyne’s financial position.

Ballantyne is also a party to various other legal actions which are ordinary routine matters incidental to the Company’s business. While management believes that the ultimate outcome of the matters individually and in the aggregate will not have a material impact on the financial position of the Company, no assurance can be given that an adverse opinion on any of the cases would not, in fact, materially impact the Company’s financial position, cash flows and results of operations.

Certain anti-takeover provisions in Ballantyne’s governing documents could make it more difficult for a third party to acquire Ballantyne.

The Board of Directors has adopted a Stockholder Rights Plan. Under the terms of the rights plan, which expires June 9, 2010, Ballantyne declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons), acquires 15% or more of Ballantyne’s common stock or announces a tender offer for 15% or more of Ballantyne’s common stock. Under certain circumstances, the rights plan allows stockholders, other than the acquiring person or group, to purchase Ballantyne’s common stock at a price that is one-half the market price.

Ballantyne’s Certificate of Incorporation also provides for, among other things, the issuance of 1,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors is authorized, without stockholder approval, to cause Ballantyne to issue preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions of the preferred stock. Accordingly, Ballantyne may issue a series of preferred stock in the future that will have preference over the common stock with respect to the payment of dividends and upon Ballantyne’s liquidation, dissolution or winding up or have voting or conversion rights that could adversely affect the voting power and ownership percentages of the holders of common stock. Ballantyne’s Certificate of Incorporation also provides for the affirmative vote of at least 66 2/3% of all outstanding shares of capital stock entitled to vote generally in the election of directors, voting as a single class, to change certain provisions of the Certificate of Incorporation and Bylaws. Ballantyne’s Certificate of Incorporation further provides for the division of the Board into three classes. One class of directors is elected at each annual meeting of stockholders for three-year terms. Ballantyne’s Bylaws contain certain advance notice requirements relating to stockholder proposals and stockholder nomination of directors. These provisions may have the effect of making it more difficult or discouraging transactions that could give stockholders of Ballantyne the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

Shares eligible for future sale could have a possible adverse effect on the market price.

Future sales of common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the common stock or Ballantyne’s ability to raise additional capital through sales of its equity securities.

As of December 31, 2005, Ballantyne has: i) 13,397,531 shares owned by stockholders and ii) 2,540,018 shares of common stock reserved for issuance under stock option plans and contracts, of which 987,078 shares are issuable pursuant to currently outstanding options, and 150,000 shares of common stock are reserved for issuance pursuant to Ballantyne’s employee stock purchase plan. Of the shares outstanding, subject to outstanding options and reserved for issuance under the employee stock purchase plan, 939,828 shares are immediately eligible for resale in the public market without restriction.

Ballantyne is unable to predict the effect that the sales of these shares may have on the prevailing market price of the common stock.

Ballantyne may discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require the Company’s Annual Report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting and a report on the effectiveness of the Company’s internal controls over financial reporting. The Company has begun the process of complying with these requirements and while the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement. If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that the Company’s internal controls over financial reporting are effective.

In the event it becomes an accelerated filer, Ballantyne may incur significant costs to comply with Section 404 of the Sarbanes-Oxley Act earlier than presently required.

It is possible that the Company will become an accelerated filer as defined in Rule 12b-2 of the Exchange Act and if so its compliance with Section 404 of the Sarbanes-Oxley Act will need to be included into Form 10-K for fiscal 2006. The Company will not know whether it will become an accelerated filer until June 30, 2006, which is the next date at which this status is determined. If it becomes an accelerated filer, Ballantyne’s compliance with Section 404 of the Sarbanes-Oxley Act will be measured at the end of fiscal 2006 as opposed to 2007. As a result, Ballantyne may need to accelerate its compliance efforts which could, in turn, result in significantly increased compliance costs.

Item 1B. Unresolved Staff Comments

None.

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

Item 3. Legal Proceedings

On March 18, 2005 the plaintiff dismissed without prejudice an asbestos-related lawsuit in Madison County, Illinois entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith v. A. W. Chesterton, et al., including Ballantyne.

Ballantyne is currently a defendant in an asbestos case entitled Bercu v. BICC Cables Corporation, et al., filed June 27, 2003 in the Supreme Court of the State of New York. There are numerous defendants including Ballantyne. The case is set for trial to commence on May 1, 2006. Ballantyne believes that it has strong defenses and intends to seek a pre-trial summary judgment in its favor. Even so, it is not possible to predict the outcome of either the summary judgment request or the trial. Likewise, it is difficult to predict the amount of damages, if any, that a jury might award and the plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on Ballantyne’s results of operations, financial position or cash flows.

Ballantyne is a party to various other legal actions which are ordinary routine litigation matters incidental to the Company’s business, such as products liability. Based on currently available information, management believes that the ultimate outcome of these matters individually and in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2005, no issues were submitted to a vote of stockholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and traded on the American Stock Exchange under the symbol “BTN”. Prior to September 24, 2004, the Company was listed on the OTC Bulletin Board under the symbol “BTNE”. The following table sets forth the high and low per share sale price for the common stock as reported by the American Stock Exchange and OTC Bulletin Board.

		High	Low
2005	First Quarter	$5.93	$4.06
	Second Quarter	4.85	3.70
	Third Quarter	4.94	3.69
	Fourth Quarter	5.16	4.42
2004	First Quarter	$3.12	$2.46
	Second Quarter	3.40	2.48
	Third Quarter	3.78	2.98
	Fourth Quarter	4.83	2.90
2003	First Quarter	$0.87	$0.61
	Second Quarter	1.35	0.80
	Third Quarter	1.83	1.25
	Fourth Quarter	2.95	1.70

The last reported per share sale price for the common stock on March 2, 2006 was $4.06. The Company had 13,470,031 shares of common stock outstanding on March 2, 2006, there were approximately 205 holders of record and an estimated 3,000 owners held in the name of nominees.

The Company did not make any unregistered sales of common stock during the fourth quarter of 2005.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s Stock Option Plans and Contractual Stock Option Agreements as of December 31, 2005.

			Number of securities
			remaining available
			for future issuance
	Number of securities to be		under equity
	issued upon exercise of	Weighted average exercise	compensation plans
	outstanding options,	price of outstanding options,	excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	736,925	$3.22	400,000 (1)
Equity compensation plans not approved by security holders	250,153	$1.81	1,152,940 (2)
Total	987,078	$2.86	1,552,940

(1)          Includes 150,000 securities for the 2005 Stock Purchase Plan and 250,000 securities for the 2005 Restricted Stock Plan.

(2)          Includes 300,000 securities for the 2005 Outside Directors Stock Option Plan and 852,940 securities for the 2001 Non-Employee Director’s Stock Option Plan.

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

Item 6. Selected Financial Data (1)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of operations data (2)
Net revenue	$53,857	49,145	37,433	33,785	38,379
Gross profit	14,905	13,515	8,616	5,620	3,895
Net income (loss) from continuing operations	$4,309	5,073	579	(2,582)	(3,376)
Net income (loss) per share from continuing operations
Basic	$0.33	0.40	0.05	(0.21)	(0.27)
Diluted	$0.31	0.37	0.04	(0.21)	(0.27)
Balance sheet data (3)
Working capital	$32,627	26,900	20,806	19,195	21,150
Total assets	46,936	42,171	37,235	35,009	41,698
Total debt	43	68	93	111	1,750
Stockholders’ equity	$39,998	34,523	29,089	28,391	31,972

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

The Company has three reportable core operating segments:  theatre, lighting and restaurant. Approximately 92% of fiscal year 2005 sales were from theatre products, 6% were lighting products and 2% were restaurant products.

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

Revenue Recognition

The Company normally recognizes revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, the Company adopted the provisions of EITF 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in process at December 31, 2003 until 2004, at which time approximately $2.1 million was recognized with the remaining revenue recognized during 2005. The Company permits product returns from customers under certain circumstances and also allows returns under the Company’s warranty policy. Allowances for product returns are estimated and recorded at the time revenue is recognized. The return allowance is recorded as a reduction to revenues for the estimated sales value of the projected returns and as a reduction in cost of products for the corresponding cost amount. See note 2 to the consolidated financial statements for a full description of the Company’s revenue recognition policy.

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

At December 31, 2005, there were approximately $8.2 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2004, there were approximately $6.6 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At December 31, 2005 the Company had recorded gross inventory of approximately $11.0 million and $1.1 million of inventory reserves. This compared to $13.3 million and $1.1 million, respectively, at December 31, 2004.

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

At December 31, 2005, the warranty accrual amounted to $0.7 million and amounts charged to expense were $0.3 million. At December 31, 2004, the warranty accrual amounted to $0.7 million and amounts charged to expense were $0.6 million.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.4 million at December 31, 2005. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $2.5 million is included in the consolidated balance sheets at December 31, 2005 and 2004. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

In accordance with SFAS No. 148, the Company has been disclosing in the notes to the consolidated financial statements the impact on net income and earnings per share had the fair value based method been adopted. If the fair value method had been adopted, net income for 2005, 2004 and 2003 would have been $91,431, $180,322 and $79,009 lower than reported, respectively.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Statement is effective for interim periods beginning January 1, 2006. The Company expects to use the Black-Scholes option-pricing model using similar assumptions as those currently used to determine the pro-forma compensation expense disclosed in the footnotes to these financial statements. The Company estimates that adoption of the statement will decrease diluted earnings per share by approximately $0.01 to $0.02 per share for stock options and other equity-based compensation which were previously not expensed under APB No. 25.

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

Results of Operations: (1)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.3	72.5	77.0	83.4	89.9
Gross profit	27.7	27.5	23.0	16.6	10.1
Selling and administrative expenses	15.7	15.7	20.4	22.5	21.2
Income (loss) from operations	12.0	12.0	3.0	(5.9)	(11.0)
Net income (loss) from continuing operations	8.0	10.3	1.5	(7.6)	(8.8)

(1)          Excludes discontinued audiovisual operations in years 2002 and 2001

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

Net revenues in 2005 increased 9.6% to $53.9 million from $49.1 million in 2004. As discussed in further detail below, the increase resulted primarily from higher revenues from theatre products.

	Year Ended December 31,
	2005	2004
Theatre	$49,651,050	$45,144,254
Lighting	3,374,820	2,847,014
Restaurant	831,127	1,153,242
Total net revenues	$53,856,997	$49,144,510

Theatre Segment

Sales of theatre products increased 10.0% from $45.1 million in 2004 to $49.7 million in 2005. In particular, sales of projection equipment increased to $34.8 million in 2005 from $31.9 million in 2004 resulting primarily from increased U.S. demand as exhibitors continued building new theatres. The Company has also experienced higher demand in Mexico and South America.

Sales of xenon lamps rose 24.2% to $4.7 million from $3.7 million a year ago primarily a result of the continuing improvement of the theatre industry in general and increased market share.

Sales of lenses also benefited from the improved industry conditions rising 33.7% to $3.1 million from $2.3 million a year ago.

Sales of theatre replacement parts decreased slightly from $7.2 million in 2004 to $7.1 million in 2005.

The Company’s top ten theatre customers accounted for approximately 53% of total theatre revenues compared to 48% in 2004.

Lighting Segment

Sales of lighting products rose 18.5% to $3.4 million from $2.8 million a year ago. The results reflect improved revenues across several product lines including spotlights, lamps and Sky-Trackers®. Sales of followspots rose 19% to $1.5 million compared to $1.3 million in 2004. Sales of Sky-Trackers® rose 28.7% to $0.7 million from $0.6 million a year ago. Replacement parts improved to $0.5 million from $0.4 million in 2004. The results can be attributed to improved industry conditions and a change in how lighting products are marketed and distributed domestically. The Company is beginning to use independent representatives to market lighting products as opposed to independent distributors under the previous business plan. Management believes independent representatives have more incentives to market Ballantyne products than do distributors who may also market competitors’ products.

Sales of Britelight™ products decreased to approximately $0.1 million from $0.2 million a year ago, primarily from a special sale of twelve MK5 Britelights during the third quarter of 2004.

Sales of all other lighting products, including but not limited to, xenon lamps and nocturns rose to $0.6 million from $0.3 million in 2004, as the Company experienced stronger demand for xenon lamps.

Restaurant Segment

Restaurant sales fell to $0.8 million in 2005 from $1.2 million in 2004, a result of the Company phasing out its equipment product line. The Company continues to supply parts to its installed customer base and also continues to distribute its “Flavor Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. Sales of the discontinued equipment line amounted to approximately $50,000 in 2005 compared to $0.3 million in 2004. Sales of replacement parts amounted to $0.2 million in both 2005 and 2004 while coater and marinade sales fell to $0.6 million from $0.7 million a year ago.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $15.8 million in 2005 from $15.0 million in 2004, entirely related to shipments to Mexico and South America. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $14.9 million in 2005 from $13.5 million in 2004 and as a percent of revenue rose to 27.7% in 2005 from 27.5% in 2004.

Gross profit in the theatre segment increased to $13.5 million in 2005 from $12.5 million in 2004 but as a percent of sales fell to 27.1% from 27.6% a year ago. The results reflect projection equipment and xenon lamp sales representing a higher percentage of sales in 2005 and which carry a lower margin than certain other products within the segment, namely such items as replacement parts. The Company also experienced the effects of higher raw material costs and some pricing pressures to remain competitive, however, these items were primarily offset by production efficiencies due to increased sales volume.

Gross profit in the lighting segment rose to $1.1 million in 2005 from $0.8 million a year ago and as a percent of revenues rose to 31.8% in 2005 from 26.9% in 2004. The results reflect a favorable product mix consisting of higher revenues from higher-margin items such as replacement parts and Sky-Trackers®. The Company also experienced favorable manufacturing efficiencies but they were primarily offset by higher raw material costs.

Restaurant margins rose to $0.4 million in 2005 from $0.3 million a year ago and as a percent of revenue rose to 45.5% from 24.7% a year ago. Restaurant margins have been volatile due to selling off the discontinued equipment product line. Now that the majority of this equipment is sold, management expects that the margins should stabilize in the 35-40% range.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $8.5 million in 2005 compared to $7.7 million in 2004 but remained consistent as a percent of revenues at approximately 15.7%.

Administrative costs rose to $5.6 million or 10.5% of revenue compared to $4.6 million or 9.4% a year ago reflecting additional costs pertaining to compliance with the Sarbanes-Oxley Act of 2002 and other consulting costs. The Company also experienced higher state franchise taxes as well as higher bonus expenses primarily due to higher operating income.

Selling expenses declined to $2.8 million or 5.3% of revenue in 2005 from $3.1 million or 6.4% of revenues in 2004. The decrease pertains to fewer advertising-related expenditures, lower salaries and covering fixed costs with higher sales volume.

Other Financial Items

Other expenses (net of other income) amounted to approximately $47,000 compared to $91,000 in 2004.

The Company recorded income tax expense in 2005 of $2.5 million compared to $0.8 million in 2004. The 2004 amount reflects reversals of certain deferred tax asset valuation reserves resulting in a credit to income tax expense in the amount of $1.2 million. The effective tax rate, excluding the valuation reversals, rose to 36.5% in 2005 compared to 35.0% in 2004, primarily due to higher state income taxes.

During 2005, the Company recorded interest income of $0.4 million compared to $0.1 million in 2004 as the Company earned interest from higher cash levels and invested in higher yield commercial paper. Interest expense declined to $31,000 in 2005 from $35,000 in 2004.

For the reasons outlined herein, primarily the income tax benefit of $1.2 million in 2004 relating to the reversal of the deferred tax valuation allowance, the Company earned net income in 2005 of $4.3 million compared to $5.1 million in 2004. This translated into basic and diluted earnings per share of $0.33 and $0.31, respectively, compared to $0.40 and $0.37 per share, respectively, in 2004.

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

Lighting Segment

Sale of lighting products declined 10.0% to $2.8 million from $3.2 million a year ago as sales of follow spotlights decreased to $1.3 million in 2004 from $1.9 million in 2003, a 35.7% decline due to lower industry-wide demand for high-end spotlights, the lack of new arena construction and increased competition. The Company is currently developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry. The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed to address the decline as it believes these industry leading products still have a long market life ahead.

Sales of Sky-Tracker® products rose 25.4% to $0.6 million from $0.5 million in 2003 due to increased demand in general and sales such as four Sky-Trackers® sold to the Staples Center in Los Angeles.

Sales of Britelight™ products increased to $235,000 compared to $20,000 primarily from the sale of twelve MK5 Britelights during the third quarter.

Sales of all other lighting products, including but not limited to, replacement parts, xenon lamps and nocturns fell to $0.7 million from $0.8 million in 2003, as increased replacement part sales were offset by lower nocturn sales.

Restaurant Segment

Restaurant sales fell to $1.2 million in 2004 from $1.7 million in 2003, a result of the Company’s decision to phase out its unprofitable equipment product line comprised of smokers, ventilation hoods and pressure fryers in the fourth quarter of 2003. The Company continues to supply parts to its installed customer base and also continues to distribute its  marinade and breading products under the trademark Flavor Crisp® as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. Sales of the discontinued equipment line amounted to $0.3 million in 2004 compared to $0.9 million in 2003. Sales of replacement parts amounted to $0.2 million in both 2004 and 2003 while coater and marinade sales rose to $0.7 million from $0.6 million a year ago.

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

Selling and Administrative Expenses

Selling and administrative expenses amounted to $7.7 million in 2004 compared to $7.6 million in 2003 but as a percent of revenue declined to 15.7% from 20.4% in 2003. The favorable results stem from covering certain fixed costs with higher revenues during 2004, despite incurring additional costs pertaining to compliance with the Sarbanes-Oxley Act of 2002 and for implementation of the Company’s new bonus plan. The results also reflect certain items included in 2003 expenses which did not reoccur in 2004, including but not limited to, bad debt expenses, settlement of an asbestos lawsuit in 2003 and certain postretirement benefits. The bad debt expense pertains to a claim for approximately $0.4 million in 2003 for preferential payments relating to a former customer who filed bankruptcy in 2002. The Company had recorded an accrual with respect to this contingency during 2003 but was able to reverse much of it during 2004 when the case was settled for much less than the initial accrual. Lower postretirement benefit costs relate to an accrual to recognize the initial accrued benefit liability in 2003 for the Company’s postretirement health care plan for certain of the Company’s current and former executives and their spouses.

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

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2006. The Company plans on renewing the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2005. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (7.5% at December 31, 2005) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities fell to $5.5 million in 2005 from $5.9 million a year ago despite operating income rising to $6.5 million in 2005 from $5.9 million a year ago. The primary reason operating income did not translate into high cash flow levels was accounts receivable balances increasing $1.7 million during 2005. Other items reducing cash flow included other current assets, customer deposits and the timing of accounts payable payments. Other current assets rose $0.1 million due to more consignment inventory on hand, customer deposits decreased due to the timing of orders, while the timing of payments decreased accounts payable $0.4 million. Items contributing to cash flow were successes in reducing inventory by $2.2 million and the timing of income tax payments. Inventory turnover increased to 3.5 times in 2005 compared to 2.9 times a year ago.

Net cash used in investing activities amounted to $0.8 million for both 2005 and 2004, respectively. Capital expenditures amounted to $0.8 million in 2005 compared to $1.1 million a year ago. During 2005, the Company purchased a large machining center while during 2004 the Company purchased two machine centers and replaced the roof at its Omaha plant. During 2004, the Company received proceeds from the disposal of assets of $0.3 million primarily a result of receiving insurance proceeds pertaining to replacing the Omaha plant’s roof.

Net cash provided by financing activities amounted to $0.9 million compared to $0.2 million in 2004. The Company received proceeds of $0.9 million from its stock plans in 2005 and made $26,000 of debt payments. During 2004, the Company received proceeds of $0.2 million from its stock plans and made debt payments of $24,000. In a large part, the proceeds received from the stock plans in 2005 resulted from plans set up under SEC Rule 10b-1 for certain executives to exercise and sell certain stock options prior to their expiration dates.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2005.

Internal Controls Over Financial Reporting

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s Annual Report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting and a report on the effectiveness of the Company’s internal controls over financial reporting. However, it is possible that the Company will become an “accelerated filer” as defined in Rule 12b-2 of the Exchange Act and if so this report and statement will need to be included in its Form 10-K for fiscal 2006. The Company will not know whether it will become an accelerated filer until June 30, 2006, which is the next date at which this status is determined. While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement. If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that the Company’s internal controls over financial reporting are effective.

Concentrations

The Company’s top ten customers accounted for approximately 48% of 2005 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 60% of net consolidated receivables at December 31, 2005. Sales to AMC Theatres, Inc. represented approximately 10% of consolidated sales. Additionally, receivables from Vari International represented 16% of net consolidated receivables at December 31, 2005. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2006	Thereafter
Long-term debt	$44,700	29,800	14,900
Postretirement benefits	255,339	6,045	249,294
Operating leases	150,250	87,327	62,923
Less sublease receipts	(36,377)	(36,377)	—
Net contractual cash obligations	$413,912	86,795	327,117

There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

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

Inflation

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. The Company did experience higher than normal prices on certain raw materials during the year coupled with higher freight costs as freight companies passed on a portion of higher gas and oil costs. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

2006 Outlook

The Company has begun to see evidence of the theatre exhibition industry’s expected transition to digital cinema during 2006. Theatre owners are now evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. However, the extent and timing of the impact to Ballantyne’s 2006 revenues and operations is currently unclear. Digital cinema remains an important component of the Company’s long-term growth strategy, and it continues to work closely with its partner, NEC Solutions (America), Inc., to launch this next generation technology within the exhibition industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. In particular, the Company was impacted by the downturn in the North American theatre exhibition industry in fiscal years 2000 to 2002 in the form of lost revenues and bad debts. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company’s products less competitive in foreign markets. As stated above, the majority of the Company’s foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong. The Company purchases the majority of its lenses from a German manufacturer. Based on forecasted purchases during 2006, an average 10% devaluation of the dollar compared to the Euro would cost the Company approximately $0.2 million.

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

Item 8.         Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Ballantyne of Omaha, Inc. and Subsidiaries and the other information contained in this Annual Report on Form 10-K were prepared by and are the responsibility of management. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts based on management’s best estimates and judgments.

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

The Audit Committee of the Board of Directors, composed of three non-employee directors, is responsible for recommending to the Board of Directors the independent accounting firm to be retained each year. The Audit Committee meets regularly, and when appropriate separately, with the independent auditors and management to review the Company’s performance. The independent auditors and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.

/s/ JOHN P. WILMERS
John P. Wilmers
President and Chief Executive Officer
/s/ BRAD FRENCH
Brad French
Secretary/Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ballantyne of Omaha, Inc.:

We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Omaha, Nebraska March 27, 2006

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$19,628,348	$14,031,984
Accounts receivable (less allowance for doubtful accounts of $420,223 in 2005 and $485,829 in 2004)	7,821,085	6,159,764
Inventories, net	9,942,065	12,173,966
Deferred income taxes	1,247,609	1,320,591
Other current assets	430,411	293,676
Total current assets	39,069,518	33,979,981
Property, plant and equipment, net	5,379,933	5,676,595
Goodwill, net	2,467,219	2,467,219
Intangible assets, net	—	23,488
Other assets	19,257	23,757
Total assets	$46,935,927	$42,171,040
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$27,761	$25,935
Accounts payable	2,212,056	2,600,477
Warranty reserves	680,017	668,268
Accrued group health insurance claims	275,468	234,598
Accrued bonuses	983,235	911,520
Other accrued expenses	1,663,708	1,480,237
Customer deposits	536,724	913,267
Income tax payable	63,217	245,986
Total current liabilities	6,442,186	7,080,288
Long-term debt, net of current portion	14,609	42,370
Deferred income taxes	156,912	256,008
Other accrued expenses, net of current portion	324,715	268,936
Total liabilities	6,938,422	7,647,602
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share;
Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share;
Authorized 25,000,000 shares; issued 15,495,336 shares in 2005 and 15,090,863 shares in 2004	154,953	150,908
Additional paid-in capital	33,411,013	32,249,888
Retained earnings	21,746,993	17,438,096
	55,312,959	49,838,892
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	39,997,505	34,523,438
Total liabilities and stockholders’ equity	$46,935,927	$42,171,040

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net revenues	$53,856,997	$49,144,510	$37,433,286
Cost of revenues	38,951,626	35,629,838	28,817,635
Gross profit	14,905,371	13,514,672	8,615,651
Selling and administrative expenses:
Selling	2,831,706	3,126,174	3,209,321
Administrative	5,632,643	4,605,220	4,430,137
Total selling and administrative expenses	8,464,349	7,731,394	7,639,458
Gain on disposal of assets, net	9,171	104,892	136,056
Income from operations	6,450,193	5,888,170	1,112,249
Interest income	412,408	129,813	87,168
Interest expense	(30,939)	(35,141)	(39,296)
Other expense, net	(46,897)	(91,329)	(86,140)
Income before income taxes	6,784,765	5,891,513	1,073,981
Income tax expense	(2,475,868)	(818,184)	(495,471)
Net income	$4,308,897	$5,073,329	$578,510
Basic earnings per share	$0.33	$0.40	$0.05
Diluted earnings per share	$0.31	$0.37	$0.04
Weighted average shares outstanding:
Basic	13,255,349	12,828,096	12,637,880
Diluted	13,852,899	13,608,876	13,186,968

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 Years Ended December 31, 2005, 2004 and 2003

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2002	$—	147,059	31,773,067	11,786,257	(15,315,454)	28,390,929
Net income	—	—	—	578,510	—	578,510
Issuance of 77,856 shares of common stock upon exercise of stock options	—	779	88,924	—	—	89,703
Issuance of 30,847 shares of common stock under the employees stock purchase plan	—	308	12,954	—	—	13,262
Income tax benefit related to stock option plans	—	—	16,685	—	—	16,685
Balance at December 31, 2003	$—	148,146	31,891,630	12,364,767	(15,315,454)	29,089,089
Net income	—	—	—	5,073,329	—-	5,073,329
Issuance of 263,051 shares of common stock upon exercise of stock options	—	2,630	183,814	—	—	186,444
Issuance of 13,208 shares of common stock under the employees stock purchase plan	—	132	21,197	—	—	21,329
Income tax benefit related to stock option plans	—	—	153,247	—	—	153,247
Balance at December 31, 2004	$—	150,908	32,249,888	17,438,096	(15,315,454)	34,523,438
Net income	—	—	—	4,308,897	—	4,308,897
Issuance of 386,150 shares of common stock upon exercise of stock options	—	3,862	829,045	—	—	832,907
Issuance of 18,323 shares of common stock under the employees stock purchase plan	—	183	48,934	—	—	49,117
Income tax benefit related to stock option plans	—	—	283,146	—	—	283,146
Balance at December 31, 2005	$—	154,953	33,411,013	21,746,993	(15,315,454)	39,997,505

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$4,308,897	$5,073,329	$578,510
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Provision for doubtful accounts	20,699	74,956	345,634
Depreciation of property, plant and equipment	1,113,334	1,041,775	1,163,196
Other amortization	23,488	40,585	40,743
Gain on disposal of fixed assets	(9,171)	(104,892)	(136,056)
Deferred income taxes	(26,114)	(1,064,583)	—
Changes in assets and liabilities:
Accounts receivable	(1,682,020)	464,005	(1,329,407)
Inventories	2,231,901	285,886	(428,128)
Other current assets	(136,735)	669,937	(622,691)
Accounts payable	(388,421)	(1,116,679)	1,253,493
Warranty reserves	11,749	(63,765)	(600,140)
Accrued group health insurance claims	40,870	(152,313)	(122,998)
Accrued bonuses	71,715	911,520	—
Other accrued expenses	239,250	(595,960)	728,258
Customer deposits	(376,543)	297,216	160,873
Current income taxes	100,377	143,398	1,026,055
Other assets	4,500	1,025	(12,524)
Net cash provided by operating activities of continuing operations	5,547,776	5,905,440	2,044,818
Cash flows from investing activities:
Capital expenditures	(827,302)	(1,131,792)	(406,717)
Proceeds from sale of assets	19,801	313,249	290,000
Net cash used in investing activities of continuing operations	(807,501)	(818,543)	(116,717)
Cash flows from financing activities:
Payments on long-term debt	(25,935)	(24,254)	(18,740)
Proceeds from employee stock purchase plan	49,117	21,329	13,262
Proceeds from exercise of stock options	832,907	186,444	89,703
Net cash provided by financing activities of continuing operations	856,089	183,519	84,225
Net cash contributed to continuing operations from discontinued operations	—	—	473,231
Net increase in cash and cash equivalents	5,596,364	5,270,416	2,485,557
Cash and cash equivalents at beginning of year	14,031,984	8,761,568	6,276,011
Cash and cash equivalents at end of year	$19,628,348	$14,031,984	$8,761,568

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

1.                 Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., and Design & Manufacturing, Inc., design, develop, manufacture and distribute commercial motion picture equipment and lighting systems and distributes restaurant products. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, and the food service industry. Refer to the Business Segment Section (note 13) for further information.

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

b.                 Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

c.                  Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts of $420,223 and $485,829 at December 31, 2005 and 2004, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

d.                 Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory estimated based on management’s review of inventories on hand compared to estimated future usage and sales.

e.                  Goodwill and Intangible Assets

The Company capitalizes and includes in intangible assets the excess of cost over the fair value of net identifiable assets of operations acquired through purchase transactions (“goodwill”) in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. An impairment loss is recognized to the extent that the carrying

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

amount exceeds the asset’s estimated fair value. The majority of the goodwill is attributed to the Company’s theatre segment.

Other intangible assets are stated at cost and amortized on a straight-line basis over the expected periods to be benefited (25 to 36 months). These assets became fully amortized during 2005.

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

i.                    Research and Development

Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $455,000, $328,000 and $590,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

j.                     Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $729,000, $725,000 and $989,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

m.             Earnings Per Common Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides a reconciliation between basic and diluted income per share:

	Years Ended December 31,
	2005	2004	2003
Basic earnings per share:
Earnings applicable to common stock	$4,308,897	$5,073,329	$578,510
Weighted average common shares outstanding	13,255,349	12,828,096	12,637,880
Basic earnings per share	$0.33	$0.40	$0.05
Diluted earnings per share:
Earnings applicable to common stock	$4,308,897	$5,073,329	$578,510
Weighted average common shares outstanding	13,255,349	12,828,096	12,637,880
Assuming conversion of options outstanding	597,550	780,780	549,088
Weighted average common shares outstanding, as adjusted	13,852,899	13,608,876	13,186,968
Diluted earnings per share	$0.31	$0.37	$0.04

At December 31, 2005, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share were outstanding, but were not included in the computation of diluted earnings per share for the year ended December 31, 2005 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and May 2010. At December 31, 2004, options to purchase 237,925 shares of common stock at a weighted average price of $8.61 per share were outstanding, but were not included in the computation of diluted earnings per share for the year ended December 31, 2004 as the options’ exercise price was greater than the average market price of the common shares.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

n.                 Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Consequently, when both the number of shares and the exercise price is known at the grant date, no compensation expense is recognized for stock options issued to employees and directors unless the exercise price of the option is less than the quoted value of the Company’s common stock at the date of grant. Had compensation cost for the Company’s stock compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, the Company’s net income, basic earnings per share and diluted earnings per share would have decreased to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
Net income:
As reported	$4,308,897	$5,073,329	$578,510
Stock-based compensation expense, determined under fair value based method, net of tax	(91,431)	(180,322)	(79,009)
Proforma net income	$4,217,466	$4,893,007	$499,501
Basic earnings per share:
As reported	$0.33	$0.40	$0.05
Proforma earnings per share	$0.32	$0.38	$0.04
Diluted earnings per share:
As reported	$0.31	$0.37	$0.04
Proforma earnings per share	$0.30	$0.36	$0.04

The average fair value of each option granted in 2005, 2004 and 2003 amounted to $2.55, $2.18 and $0.75, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model made with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.82%	4.15%	4.01%
Dividend yield	0%	0%	0%
Expected volatility	66.9%	58.8%	56.8%
Expected life in years	3.6	10.0	8.7

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.4 million at December 31, 2005. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

The following table summarizes warranty activity for the three years ended December 31, 2005.

Warranty accrual at December 31, 2002	$1,332,173
Charged to expense	288,433
Amounts written off, net of recoveries	(888,573)
Warranty accrual at December 31, 2003	$732,033
Charged to expense	561,335
Amounts written off, net of recoveries	(625,100)
Warranty accrual at December 31, 2004	$668,268
Charged to expense	342,514
Amounts written off, net of recoveries	(330,765)
Warranty accrual at December 31, 2005	$680,017

q.      Comprehensive Income

The Company’s comprehensive income consists solely of net income. All other items were not material to the consolidated financial statements.

r.      Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2005 presentation.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

s.      Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has adopted SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.”  The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaced SFAS 123 and superseded APB 25. Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after December 31, 2005 and to unvested awards at the date of adoption. The Company expects to use the Black-Scholes option-pricing model using similar assumptions as those currently used to determine pro-forma compensation expense disclosed in the footnotes to these financial statements. The Company will adopt SFAS 123R in the first quarter of 2006.

The FASB issued FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123R” (FSP 123R-2) in October 2005. FSP 123R-2 provides guidance on the application of grant date as defined in SFAS No. 123R. In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS 123R, and it is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

During 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statement.”  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

During 2005, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which eliminates the exception to the fair-value principle for exchanges of “similar productive assets,” which had been accounted for based on the book value of the asset surrendered with no gain recognition. Nonmonetary exchanges have to be accounted for at fair-value, recognizing any gain or loss, if the transactions meet the

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

commercial-substance criterion and fair-value determinable. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in the first quarter of fiscal 2006 and does not expect this pronouncement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.”  FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS 109, “Accounting for Income Taxes.”  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The incentive for U.S. qualified production activities included in the Act is effective as of December 21, 2004.

3.      Sale of Rental Assets and Operations

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

4.      Intangible Assets

Intangible assets consist of the following:

	At December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(113,913)	—
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(6,882)	—
	$3,842,538	(1,375,319)	2,467,219

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	At December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Nonamortizable intangible assets:
Goodwill	$3,720,743	(1,253,524)	2,467,219
Amortizable intangible assets:
Customer relationships	113,913	(91,763)	22,150
Trademarks	1,000	(1,000)	—
Non-competition agreement	6,882	(5,544)	1,338
	$3,842,538	(1,351,831)	2,490,707

SFAS No. 142, effective January 1, 2002, requires goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Consequently, the Company stopped amortizing goodwill on January 1, 2002. In applying SFAS No. 142, the Company performed the annual reassessment and impairment test in the fourth quarters of 2005 and 2004 and determined that goodwill was not impaired.

During 2002, the Company purchased certain intangible assets pertaining to an asset purchase agreement between the Company and Forest Industrial Tool, Inc. The assets were recorded based on the present value of future cash payments under the agreement. The Company was amortizing these intangibles on a straight-line basis over the expected periods to be benefited (25 to 36 months) until they became fully depreciated during 2005.

The Company recorded amortization expense relating to other identifiable intangible assets of $23,488, $40,585 and $40,743 for the years ending December 31, 2005, 2004 and 2003, respectively.

5.      Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials and components	$7,008,791	$8,995,922
Work in process	1,339,323	1,276,297
Finished goods	1,593,951	1,901,747
	$9,942,065	$12,173,966

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,138,000 and $1,086,000 as of December 31, 2005 and 2004, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.      Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31,
	2005	2004
Land	$343,500	$343,500
Buildings and improvements	4,699,981	4,687,859
Machinery and equipment	9,511,671	9,125,868
Office furniture and fixtures	2,212,273	1,932,367
Construction in process	39,155	28,922
	16,806,580	16,118,516
Less accumulated depreciation	11,426,647	10,441,921
Net property, plant and equipment	$5,379,933	$5,676,595

Depreciation expense amounted to approximately $1,113,000, $1,042,000 and $1,163,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

7.      Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2006. The Company expects to renew the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2005. No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (7.50% at December 31, 2005) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at December 31, 2005 consisted entirely of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt as of December 31, 2005 are $27,761 in 2006 and $14,609 in 2007.

8.      Income Taxes

Income before income taxes consists of:

	Years Ended December 31,
	2005	2004	2003
United States	$6,558,558	$5,685,666	$874,269
Foreign	226,207	205,847	199,712
	$6,784,765	$5,891,513	$1,073,981

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Years Ended December 31,
	2005	2004	2003
Current:
Federal expense	$2,284,114	$1,727,908	$438,493
State expense	178,000	119,000	24,700
Foreign expense	39,868	35,859	32,278
Deferred benefit	(26,114)	(1,064,583)	—
	$2,475,868	$818,184	$495,471

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as follows:

	Years Ended December 31,
	2005	2004	2003
Expected tax expense	$2,306,820	$2,003,113	$365,154
State income taxes, net of federal effect	117,480	78,540	16,302
Valuation allowances	—	(1,493,867)	65,793
Other	51,568	230,398	48,222
	$2,475,868	$818,184	$495,471

Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2005	2004
Deferred tax assets:
Non-deductible accruals	$307,836	$352,664
Inventory reserves	517,185	514,352
Warranty reserves	250,926	247,259
State NOL	40,000	56,000
Uncollectible receivable reserves	155,062	179,757
Accrued group health insurance claims	101,648	86,801
Other	115,517	115,455
Net deferred tax assets	1,488,174	1,552,288
Deferred tax liability—depreciation and amortization	(397,477)	(487,705)
Net deferred tax assets	$1,090,697	$1,064,583

During the third quarter of 2004, the Company reversed all valuation allowances against its deferred tax assets as management believed that it was more likely than not that all deferred tax assets would be realized taking into consideration all available evidence including historical pre-tax and taxable income, projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences. The reversal was recorded as an offset against income tax expense in the amount of $1.5 million of which $1.1 million relates to projected future pre-tax income. As of December 31, 2005, the

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Company had state NOL carryforwards available to offset future state taxable income which are set to expire beginning in 2006 and thereafter.

The American Job Creative Act of 2004 was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing incomes. The change did not have a material impact on the Company’s results of operations, financial position or cash flows.

9.      Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2005	2004	2003
Interest paid	$9,561	$12,087	$39,296
Income taxes paid	$2,401,605	$1,739,369	$523,033
Income tax benefit related to stock option plans	$283,146	$153,247	$16,685

10.   Stockholder Rights Plan

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

11. Common Stock

a.      Option Plans

The Company has adopted a 1995 Incentive and Non-Incentive Stock Option Plan for employees, (“1995 Employee Stock Option Plan”), a 1995 Non-Employee Directors Non-Incentive Stock Option Plan (“1995 Outside Directors Plan”), a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”), a 2005 Restricted Stock Plan and a 2005 Outside Directors Stock Option Plan. A total of 1,402,940 shares of Ballantyne common stock have been reserved for issuance pursuant to these plans at December 31, 2005. The 1995 Employee Stock Option Plan and the 1995 Directors Stock Option Plan expired in September 2005 except, in each case, with respect to grants and awards outstanding. The 1995 Employee Stock Option Plan provided for the granting of incentive and non-incentive stock options while the 1995, 2001 and 2005 Outside Directors Stock Option Plans provide for the granting of non-incentive stock options only. The purpose of the 2001 Directors Plan was to enable the Company to grant options to purchase Company stock to its non-employee directors in lieu of all or part of the cash retainer otherwise paid to them for service on the Board.  The per share exercise price of incentive stock options may not be less than 100% of the fair market value of a share of Ballantyne common stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 424 (d) of the Internal Revenue Code of 1986, as amended) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any parent or subsidiary). With respect

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

to non-incentive stock options, the per share exercise price may not be less than 85% of the fair market value of a share of Ballantyne common stock on the date of grant.

The following table summarizes stock option activity for the three years ended December 31, 2005.

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	1,445,084	$2.99
Granted	211,250	1.09
Exercised	(77,856)	1.15
Forfeited	(115,874)	4.33
Options outstanding at December 31, 2003	1,462,604	$2.69
Granted	40,000	3.04
Exercised	(213,051)	0.63
Forfeited	(87,200)	7.54
Options outstanding at December 31, 2004	1,202,353	$2.72
Granted	70,875	4.75
Exercised	(386,150)	2.16
Forfeited	—	—
Options outstanding at December 31, 2005	887,078	$3.13
Options exercisable at December 31, 2005	839,828	$3.04

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options outstanding at December 31, 2005			Exercisable at December 31, 2005
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.36 to 1.19	598,278	5.85	$0.75	598,278	5.85	$0.75
3.04 to 4.75	90,875	5.22	4.37	43,625	6.10	3.97
7.30 to 11.43	197,925	1.76	9.74	197,925	1.76	9.74
$0.36 to 11.43	887,078	4.87	$3.13	839,828	4.90	$3.04

In addition to those options granted above, the Company granted 100,000 contractual stock options during 2001 to its Chairman of the Board that were not granted pursuant to any plan. These options are 100% vested and can be exercised at a price of $0.49. The options expire in September 2006.

b.      Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Plan”) provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

participating employee’s salary. The number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2005, 150,000 shares of common stock remained available for issuance under the Plan. The Plan expires in September 2010.

12.   Commitments, Contingencies and Concentrations

a.      Bonus Plans

During 2004, the Board of Directors approved two cash incentive plans, the Executive Officers Performance Bonus Compensation Plan and the Employee Performance Bonus Compensation Plan to replace the Company’s previous Profit Sharing Plan. The plans are annual cash incentive programs that provide certain officers and key employees cash bonuses if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined. Charges to expense for the plans amounted to approximately $1,213,000 and $995,000 for the years ending December 31, 2005 and 2004, respectively. No amounts were expensed or paid under the previous Profit Sharing Plan during the year ending December 31, 2003.

b.      Retirement Plan

The Company sponsors a defined contribution 401-K plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $186,000, $194,000 and $177,000, respectively.

c.      Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses. The Company’s policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits are accrued over the employees’ service lives.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the funded status of the Plan, reconciled to the accrued postretirement benefit cost recognized in the Company’s consolidated balance sheets at December 31, 2005 and 2004.

	2005	2004
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$384,967	$331,753
Service cost	10,798	10,572
Interest cost	21,378	21,776
Benefits paid, net of contributions	(3,185)	(20,437)
Actuarial (gain) loss	(5,290)	41,303
Benefit obligation at end of year	$408,668	$384,967
Reconciliation of funded status
Funded status	$(408,668)	$(384,967)
Unrecognized actuarial loss	55,519	60,809
Unrecognized prior service cost	22,390	49,260
Net amount recognized at year-end	$(330,759)	$(274,898)
Amounts recognized in the consolidated balance sheet consists of:
Accrued benefit liability included in other accrued expenses and other accrued expenses, net of current portion	$(330,759)	$(274,898)

The following table provides the components of net periodic benefit cost for the Plan for the three years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Service cost	$10,798	$10,572	$8,584
Interest cost	21,378	21,776	19,632
Amortization of prior-service cost	26,870	26,870	26,870
Amortization of loss	—	3,735	—
Prior year service cost	—	—	193,485
Net periodic benefit cost	$59,046	$62,953	$248,571

The prior year service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the benefit obligation are amortized over the average remaining service period of active participants.

The Plan is unfunded and thus has no assets. The discount rate assumptions used to determine benefit obligations at December 31, 2005, 2004 and 2003 were 5.50%, 6.0% and 6.25%, respectively. The discount rate assumptions used to determine net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 were 6.0%, 6.25% and 6.75%, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.5%, 9.0% and 9.5% for the years ending December 31, 2005, 2004 and 2003, respectively. The rate of increase for all years was assumed to decrease gradually each year to a rate of 6% for 2011 and remain at that level thereafter. The Company expects to pay $6,045 under the Plan in 2006.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes future expected benefit payments related to the Plan at December 31, 2005:

2005	$6,045
2006	26,104
2007	28,040
2008	29,928
2009	24,259
2010 – 2015	$140,963

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$4,620	$(4,038)
Effect on the health care component of the accumulated postretirement benefit obligation	$56,692	$(49,620)

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act established a prescription drug benefit under Medicare, known as “Medicare Part D” and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued Staff Position No. FAS-106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP-106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. On January 21, 2005, final regulations under the Act were issued. The effects of the Act did not have a material impact on the Consolidated Financial Statements of the Company.

d. Concentrations

The Company’s top ten customers accounted for approximately 48% of 2005 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 60% of net consolidated receivables at December 31, 2005. Sales to AMC Theatres, Inc. represented approximately 10% of consolidated sales. Additionally, receivables from Vari International represented 16% of net consolidated receivables at December 31, 2005. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

Sales to foreign customers amounted to approximately $15,800,000, $15,000,000 and $14,400,000 for the years ending December 31, 2005, 2004 and 2003, respectively. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers. Additionally, foreign exchange rates and excise taxes sometimes make marketing the Company’s products at reasonable selling prices difficult.

e. Leases

The Company and its subsidiaries lease office facilities, furniture, autos and equipment under operating leases expiring through 2008. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $74,000, $98,000 and $108,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

The Company leases a facility in Florida used by the audiovisual segment that was sold on December 31, 2002. In connection with the sale, the Company entered into a sublease agreement with the purchaser (Strong Audiovisual Incorporated). The term of this sublease is for a period of 42 months ending on June 30, 2006. There are no options to extend the term of the sublease.

The following is a schedule of future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

	2006	2007	2008
Operating leases	$87,327	$36,446	$26,477
Sublease rentals	(36,377)	—	—
Net	$50,950	$36,446	$26,477

f. Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2005 and 2004 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

g. Litigation

On March 18, 2005 the plaintiff dismissed without prejudice an asbestos-related lawsuit in a Madison County, Illinois entitled Julia Crow, Individually and as Special Administrator of the Estate of Thomas Smith V. A. W. Chesterton, et al., including Ballantyne.

Ballantyne is currently a defendant in an asbestos case entitled Bercu v. BICC Cables Corporation, et al., filed June 27, 2003 in the Supreme Court of the State of New York. There are numerous defendants including Ballantyne. The case is set for trial to commence on May 1, 2006. Ballantyne believes that it has strong defenses and intends to seek a pre-trial summary judgment in its favor. Even so, it is not possible to predict the outcome of either the summary judgment request or the trial. Likewise, it is difficult to predict the amount of damages, if any, that a jury might award and the plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on Ballantyne’s results of operations, financial position or cash flows.

Ballantyne is a party to various other legal actions which are ordinary routine litigation matters incidental to the Company’s business, such as products liability. Based on currently available information, management believes that the ultimate outcome of these matters individually and in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

h. Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, the Company has paid its share of the costs. At December 31, 2005, the Company has provided for management’s estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

i. Contingencies

In October 2003, management identified that an administrative-level employee misappropriated funds from the Company. The actions took place from 1998 through October 2003, when the employee was terminated. As a result of the investigation by the Company’s management and audit committee, the total loss was determined to be approximately $768,000 over the five-year-period. The additional expenses incurred due to the misappropriation of funds were primarily recorded and expensed by the Company as selling expenses in the years when the fraudulent expense claims were submitted by the former employee. The Company has subsequently recovered $460,000 of the misappropriated funds from insurance and other sources of which $160,000 was received and recorded in 2004 as a reduction of selling expenses. The

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

remaining $300,000 was received and recorded prior to 2004. No other recovery or restitution possibilities exist.

13. Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of December 31, 2005, the Company’s operations are conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale of xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. During January 2003, the Company disposed of its remaining lighting rental operations. The restaurant segment includes the manufacture and sale of replacement parts and the sale of seasonings, marinades and barbeque sauces. During 2003, the Company began phasing out its restaurant equipment product line, which accounted for 47% of total segment sales in 2003. Going forward, the Company continues to supply parts to its installed equipment customer base and distributes its “Flavor-Crisp®” marinade and breading products as well as support its “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Summary by Business Segments

	2005	2004	2003
Net revenue
Theatre	$49,651,050	$45,144,254	$32,562,367
Lighting	3,374,820	2,847,014	3,162,171
Restaurant	831,127	1,153,242	1,708,748
Total revenue	$53,856,997	$49,144,510	$37,433,286
Gross profit
Theatre	$13,453,120	$12,464,254	$7,515,711
Lighting	1,074,015	765,290	785,551
Restaurant	378,236	285,128	314,389
Total gross profit	14,905,371	13,514,672	8,615,651
Selling and administrative expenses	(8,464,349)	(7,731,394)	(7,639,458)
Gain on disposal of assets	9,171	104,892	136,056
Operating income	6,450,193	5,888,170	1,112,249
Net interest income	381,469	94,672	47,872
Other expense, net	(46,897)	(91,329)	(86,140)
Income from continuing operations before income taxes	$6,784,765	$5,891,513	$1,073,981
Identifiable assets
Theatre	$42,866,118	$39,129,877	$32,924,370
Lighting	3,382,738	2,764,847	2,943,804
Restaurant	687,071	276,316	1,366,593
Total	$46,935,927	$42,171,040	$37,234,767
Expenditures on capital equipment
Theatre	$787,230	$1,049,740	$349,305
Lighting	40,072	82,052	49,038
Restaurant	—	—	8,374
Total	$827,302	$1,131,792	$406,717
Depreciation and amortization
Theatre	$1,087,371	$1,021,142	$1,097,008
Lighting	49,451	61,218	75,248
Restaurant	—	—	31,683
Total	$1,136,822	$1,082,360	$1,203,939
Gain on disposal of long-lived assets
Theatre	$8,621	$96,154	$—
Lighting	550	8,738	136,056
Restaurant	—	—	—
Total	$9,171	$104,892	$136,056

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Summary by Geographical Area

	2005	2004	2003
Net revenue
United States	$38,038,322	$34,122,116	$22,988,646
Canada	786,455	759,067	860,712
Asia	7,445,010	7,781,716	6,332,108
Mexico and South America	5,697,097	4,254,069	4,971,733
Europe	1,768,934	2,079,968	1,988,913
Other	121,179	147,574	291,174
Total	$53,856,997	$49,144,510	$37,433,286
Identifiable assets
United States	$44,910,526	$40,513,053	$35,690,521
Asia	2,025,401	1,657,987	1,544,246
Total	$46,935,927	$42,171,040	$37,234,767

Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Net revenue	$12,511,869	13,041,594	14,260,237	14,043,297
Gross profit	3,394,591	3,686,992	4,056,243	3,767,545
Net income	941,914	1,061,261	1,229,045	1,076,677
Basic and diluted earnings per share:
Basic	0.07	0.08	0.09	0.08
Diluted	0.07	0.08	0.09	0.08
Stock price:
High	5.93	4.85	4.94	5.16
Low	4.06	3.70	3.69	4.42
2004:
Net revenue	$11,297,412	11,657,967	11,675,514	14,513,617
Gross profit	3,157,734	3,237,163	3,304,311	3,815,464
Net income	854,995	845,315	2,144,139	1,228,880
Basic and diluted earnings per share:
Basic	0.07	0.07	0.17	0.09
Diluted	0.06	0.06	0.16	0.09
Stock price:
High	3.12	3.40	3.78	4.83
Low	2.46	2.48	2.98	2.90

Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Schedule II

Ballantyne Of Omaha, Inc.
and Subsidiaries
Valuation and Qualifying Accounts

		Charged to
	Balance at	costs and	Amounts	Balance
	beginnings—	expense	Written in	at end
	of year	(income)	(off) (1)	of year
Allowance for doubtful accounts and notes
Year ended December 31, 2005—
Allowance for doubtful accounts	$485,829	20,699	(86,305)	420,223
Year ended December 31, 2004—
Allowance for doubtful accounts(3)	$512,962	74,956	(102,089)	485,829
Year ended December 31, 2003—
Allowance for doubtful accounts(2)	$553,297	(47,543)	7,208	512,962
Inventory reserves
Year ended December 31, 2005—
Inventory reserves	$1,085,540	449,577	(397,545)	1,137,572
Year ended December 31, 2004—
Inventory reserves	$1,157,100	601,157	(672,717)	1,085,540
Year ended December 31, 2003—
Inventory reserves	$1,553,520	638,317	(1,034,737)	1,157,100

(1)          The deductions from reserves are net of recoveries.

(2)          Excludes charge of $393,177 relating to potential preferential payment relating to a past customer bankruptcy which is included as bad debt expense and in accrued liabilities in the consolidated financial statements.

(3)          Excludes recovery of $291,927 relating to preferential payment claim relating to the past customer bankruptcy discussed in (2).

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

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006.

Item 11.  Executive Compensation

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement For the Annual Meeting of Stockholders to be held May 24, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.                  The following documents are filed as part of this report:

1.                Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.     Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts is included on page 60.

Financial Statements of the Registrant’s subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.

3.     Exhibits—See Exhibit Index on page 64.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/S/ BRAD FRENCH
	John Wilmers, President,		Brad French, Secretary/Treasurer and
	Chief Executive Officer, and Director		Chief Financial Officer

Date: March 28, 2006		Date: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II
William F. Welsh, II, Chairman
Date: March 28, 2006
By:	/s/ ALVIN ABRAMSON
Alvin Abramson, Director
Date: March 28, 2006
By:	/s/ MARC E. LEBARON
Marc E. LeBaron, Director
Date: March 28, 2006
By:	/s/ MARK D. HASEBROOCK
Mark D. Hasebroock, Director
Date: March 28, 2006

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended through July 20, 1995 (incorporated by reference to Exhibits 3.1 and 3.3 to the Registration Statement on Form S-1, File No. 33-93244) (the “1995 Form S-1”).
3.1.1	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws of the Company as amended through August 24, 1995 (incorporated by reference to Exhibit 3.2 to the 1995 Form S-1).
3.2.1	First Amendment to Bylaws of the Company dated December 12, 2001 (incorporated by reference to Exhibit 3.2.1 to the Form 10-K for the year ended December 31, 2001).
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

4.2.4

Fourth Amendment to Revolving Credit Agreement between the Company and First National Bank of Omaha (incorporated by reference to Exhibit 4.2.4 to the Form 10-Q for the quarter ended September 30, 2005).

4.3

Authorized Digital Cinema Reseller Master Agreement dated May 23, 2005 between the Company and NEC Solutions (America), Inc. (incorporated by reference to Exhibit 4.3 to the Form 10-Q for the quarter ended June 30, 2005).

10.1	Ballantyne of Omaha, Inc. Restricted Stock Plan (incorporated by reference to Appendix D to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting).*

10.2	Ballantyne of Omaha, Inc. 2005 Outside Directors Stock Option Plan (incorporated by reference to Appendix C to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting).*
10.3	Form of 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.3.1	First Amendment to the 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.6 to the Form 10-K for the year ended December 31, 2001). *
10.4	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting).*
10.6	Ballantyne of Omaha, Inc. Executive Officers Performance Bonus Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2004).*
10.7

Distributorship Agreement, dated November 1, 2004 between the Company and ISCO Precision Optics GmbH. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ending December 31, 2004).

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