Form 10-Q
period 2006-03-31
BALLANTYNE OF OMAHA INC
filed 2006-05-15
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 12, 2006
Common Stock, $.01, par value	13,542,531 shares

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Part I. Financial Information

Item 1. Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,049,763	$19,628,348
Accounts receivable (less allowance for doubtful accounts of $440,943 in 2006 and $420,223 in 2005)	6,587,272	7,821,085
Inventories, net	11,209,687	9,942,065
Deferred income taxes	1,354,818	1,247,609
Other current assets	349,434	430,411
Total current assets	41,550,974	39,069,518

Property, plant and equipment, net	5,218,775	5,379,933
Goodwill, net	2,467,219	2,467,219
Other assets	19,257	19,257
Total assets	$49,256,225	$46,935,927

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$28,239	$27,761
Accounts payable	3,494,727	2,212,056
Warranty reserves	690,162	680,017
Accrued group health insurance claims	190,836	275,468
Accrued bonuses	42,621	983,235
Other accrued expenses	2,155,215	1,663,708
Customer deposits	374,681	536,724
Income tax payable	515,022	63,217
Total current liabilities	7,491,503	6,442,186

Long-term debt, net of current portion	7,367	14,609
Deferred income taxes	118,574	156,912
Other accrued expenses, net of current portion	328,800	324,715
Total liabilities	7,946,244	6,938,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,627,836 shares in 2006 and 15,495,336 shares in 2005	156,278	154,953
Additional paid-in capital	33,807,416	33,411,013
Retained earnings	22,661,741	21,746,993
	56,625,435	55,312,959
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	41,309,981	39,997,505
Total liabilities and stockholders’ equity	$49,256,225	$46,935,927

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005

Net revenues	$12,433,338	$12,511,869
Cost of revenues	9,102,371	9,117,278
Gross profit	3,330,967	3,394,591

Selling and administrative expenses:
Selling	734,523	739,412
Administrative	1,369,684	1,194,412
Total selling and administrative expenses	2,104,207	1,933,824
Income from operations	1,226,760	1,460,767

Interest income	166,185	72,152
Interest expense	(8,022)	(8,656)
Other income (expense), net	18,880	(29,519)
Income before income taxes	1,403,803	1,494,744
Income tax expense	(489,055)	(552,830)
Net income	$914,748	$941,914

Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07

Weighted average shares outstanding:
Basic	13,440,500	13,050,733
Diluted	13,947,291	13,840,719

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$914,748	$941,914
Adjustments to reconcile net income to net cash provided by operating activities.
Provision for doubtful accounts	18,750	(69,301)
Depreciation of property, plant and equipment	279,934	281,405
Other amortization	—	10,066
Deferred income taxes	(145,547)	14,360
Share-based compensation	31,723	—
Excess tax benefits from stock options exercised	(180,397)	—
Changes in assets and liabilities:
Accounts receivable	1,215,063	493,592
Inventories	(1,267,622)	(257,400)
Other current assets	80,977	125,296
Accounts payable	1,282,671	546,334
Warranty reserves	10,145	8,212
Accrued group health insurance claims	(84,632)	(28,088)
Accrued bonuses	(940,614)	(628,878)
Other accrued expenses	487,650	159,279
Customer deposits	(162,043)	(122,207)
Current income taxes	632,202	476,069
Other assets	—	1,500
Net cash provided by operating activities	2,173,008	1,952,153

Cash flows from investing activities:
Capital expenditures	(118,776)	(83,020)
Net cash used in investing activities	(118,776)	(83,020)

Cash flows from financing activities:
Payments on long-term debt	(6,764)	(6,321)
Proceeds from exercise of stock options	193,550	224,625
Excess tax benefits from stock options exercised	180,397	—
Net cash provided by financing activities	367,183	218,304
Net increase in cash and cash equivalents	2,421,415	2,087,437
Cash and cash equivalents at beginning of period	19,628,348	14,031,984
Cash and cash equivalents at end of period	$22,049,763	$16,119,421

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

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

2.   Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.   Basis of Presentation and Principles of Consolidation

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal 2005.

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

c.   Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts of $440,943 and $420,223 at March 31, 2006 and December 31, 2005, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

i.   Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instruments could be exchanged in a current transaction between willing parties. All financial instruments reported in the consolidated balance sheets equal or approximate their fair values.

j.   Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

k.   Earnings Per Common Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Basic earnings per share: Earnings applicable to common stock	$914,748	$941,914
Weighted average common shares outstanding	13,440,500	13,050,733

Basic earnings per share	$0.07	$0.07

Diluted earnings per share: Earnings applicable to common stock	$914,748	$941,914
Weighted average common shares outstanding	13,440,500	13,050,733
Assuming conversion of options outstanding	506,791	789,986
Weighted average common shares outstanding, as adjusted	13,947,291	13,840,719

Diluted earnings per share	$0.07	$0.07

At March 31, 2006, options to purchase 286,733 shares of common stock at a weighted average price of $8.15 per share were outstanding, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2006 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and May 2010. At March 31, 2005, options to purchase 197,925 shares of common stock at a weighted average price of $9.74 per share were outstanding, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2005.

l.   Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s consolidated statements of operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company did not grant options during the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

Options

The Company currently has a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) and a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which have been approved by the Company’s stockholders. The Company also had a 1995 Employee Stock Option Plan and a 1995 Directors Stock Plan which expired in 2005, however, there are outstanding stock options under these two expired plans.

All past and future grants under the Company’s stock option plans are granted at prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years.

No options have been granted under the 2005 Outside Directors Plan and all options granted under the 2001 Directors Plan and the 1995 Employee Stock Option Plan were fully vested, based on their original terms, prior to January 1, 2006. As such, no compensation expense related to those options has been recognized under SFAS 123R. The 1995 Outside Directors Stock Plan had 47,250 shares outstanding not yet vested at January 1, 2006 and were subject to the recognition of compensation expense.

A total of 1,152,940 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans at March 31, 2006.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The Company has not and is not expected to pay cash dividends in the future. The Company did not grant stock options during the three months ended March 31, 2006 and 2005.

The following table summarizes the Company’s activities with respect to its stock options for the first three months of 2006 as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
Outstanding at January 1, 2006	987,078	$2.86
Exercised	(132,500)	$1.46
Forfeited	—	$—
Outstanding at March 31, 2006	854,578	$3.08	3.73	$2,208,023

Exercisable at March 31, 2006	807,328	$2.98	3.71	$2,208,023

The total intrinsic value for options exercised during the three months ended March 31, 2006 and 2005 was $563,145 and $550,373, respectively. As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $53,011 and is expected to be recognized over a weighted average period of 14 months.

Cash received from option exercises under all plans for the three months ended March 31, 2006 and 2005 was approximately $193,550 and $224,625, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $180,397 and $189,186, respectively, for three months ended March 31, 2006 and 2005.

Restricted Stock Plan

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Plan. Under terms of the plan, the compensation committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan is 250,000 shares. There have been no shares issued under the plan through March 31, 2006. The plan expires in September 2010.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At March 31, 2006, 150,000 shares of common stock remained available for issuance under the Plan. The Plan expires in September 2010. The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $2.07 using the Black-Scholes option-pricing model made with the following weighted average assumptions:  risk-free interest rate – 4.31%; dividend yield – 0%; expected volatility – 43.4% and expected life in years – 1. At March 31, 2006, total unrecognized estimated compensation cost was $29,159 which is expected to be recognized over a period of 7 months.

Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three months ended March 31, 2006 for share-based compensation related to employees and directors.

Three Months
Ended March 31,
2006

Total cost of share-based compensation included in selling and administrative expenses, before income tax	$31,723
Amount of income tax benefit recognized	(9,240)
Amount charged against net income	$22,483

Impact on earnings share:

Basic	$(0.00)
Diluted	$(0.00)

There were no amounts relating to share-based compensation capitalized in inventory during the three months ended March 31, 2006.

Pro Forma Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts:

Three Months
Ended March 31,
2005

Net income, as reported	$941,914
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(37,595)

Pro forma net income	$904,319

Earnings per share:
Basic-as reported	$0.07
Basic-pro forma	$0.07
Diluted-as reported	$0.07
Diluted-pro forma	$0.07

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.2 million at March 31, 2006. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended March 31,
	2006	2005

Balance at beginning of period	$680,017	$668,268
Charged to expense	57,750	69,245
Amounts written off, net of recoveries	(47,605)	(61,033)
Balance at end of period	$690,162	$676,480

o.   Comprehensive Income

The Company’s comprehensive income consists solely of net income. All other items were not material to the consolidated financial statements.

p.   Litigation

During March 2006, Ballantyne settled an asbestos case entitled Bercu v. BICC Cables Corporation, et al., originally filed June 27, 2003 in the Supreme Court of the State of New York. The settlement amount was not material to the Company’s results of operations, financial position or cash flows.

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

q.   Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, the Company has paid its share of the costs. At March 31, 2006, the Company has provided for management’s estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

r.   Concentrations

The Company’s top ten customers accounted for approximately 55% of 2006 consolidated net revenues. Trade accounts receivable from these customers represented approximately 62% of net consolidated receivables at March 31, 2006. Sales to AMC Theatres, Inc. and Regal Cinema, Inc. each represented over 10% of consolidated revenues. In addition, receivables from Vari International represented approximately 27% of net consolidated receivables at March 31, 2006. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

s.   Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has adopted SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.”  The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

During 2005, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which eliminates the exception to the fair-value principle for exchanges of “similar productive assets,” which had been accounted for based on the book value of the asset surrendered with no gain recognition. Nonmonetary exchanges have to be accounted for at fair-value, recognizing any gain or loss, if the transactions meet the commercial-substance criterion and fair-value determinable. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this Statement in the first quarter of fiscal 2006 and the pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statement.”  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted this pronouncement in the first quarter of 2006.

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

3.   Intangible Assets

The Company’s intangible assets at March 31, 2006 consisted entirely of goodwill which is not amortizable in accordance with SFAS No. 142. In applying SFAS No. 142, the Company performed the annual reassessment and impairment test in the fourth quarter of 2005 and determined that goodwill was not impaired. The goodwill is recorded at a cost of $3,720,743 reduced by accumulated amortization of $1,253,524 at March 31, 2006 and December 31, 2005, respectively.

The Company’s amortizable intangible assets became fully amortized during 2005. The Company recorded amortization expense relating to identifiable intangible assets of $0 and $10,066 for the three months ending March 31, 2006 and 2005, respectively.

4.   Inventories

Inventories consist of the following:

	March 31,	December 31,
	2006	2005

Raw materials and components	$7,892,863	$7,008,791
Work in process	1,489,628	1,339,323
Finished goods	1,827,196	1,593,951
	$11,209,687	$9,942,065

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,270,000 and $1,138,000 as of March 31, 2006 and December 31, 2005, respectively.

5.   Property, Plant and Equipment

Property, plant and equipment include the following:

	March 31,	December 31
	2006	2005

Land	$343,500	$343,500
Buildings and improvements	4,699,981	4,699,981
Machinery and equipment	9,562,615	9,511,671
Office furniture and fixtures	2,276,370	2,212,273
Construction in process	33,184	39,155
	16,915,650	16,806,580
Less accumulated depreciation	11,696,875	11,426,647
Net property, plant and equipment	$5,218,775	$5,379,933

Depreciation expense amounted to $279,934 and $281,405 for the three months ending March 31, 2006 and 2005, respectively.

6.   Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2006. The Company expects to renew the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2006. No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.0% at March 31, 2006) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at March 31, 2006 consisted entirely of installment payments relating to the purchase of certain intangible assets. Future maturities of long-term debt for the remainder of fiscal 2006 and the remaining year in 2007 are $20,998 and $14,608, respectively.

7.   Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2006	2005

Interest paid	$1,938	$2,488
Income taxes paid	$2,400	$62,401
Income tax benefit related to stock option plans	$180,397	$—
Share-based compensation expense related to liability classified awards	$7,942	$—

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

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three months ended March 31, 2006 and 2005:

	2006	2005

Service cost	$3,116	$3,051
Interest cost	6,083	6,196
Amortization of prior-service cost	6,718	6,718
Amortization of loss	—	934
Net periodic benefit cost	$15,917	$16,899

The Company expects to pay $6,045 under the plan in 2006. As of March 31, 2006, benefits of $348 have been paid.

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

10. Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of March 31, 2006 and December 31, 2005 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

11. Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2006, the Company’s operations were conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly and sale of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale of xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The restaurant segment includes the manufacture and sale of replacement parts and the sale of seasonings, marinades and barbeque sauces. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended March 31,
	2006	2005
Net revenues
Theatre	$11,132,206	$11,471,203
Lighting	1,120,424	829,364
Restaurant	180,708	211,302
Total net revenues	$12,433,338	$12,511,869

Gross profit
Theatre	$2,932,970	$3,060,270
Lighting	318,643	254,994
Restaurant	79,354	79,327
Total gross profit	3,330,967	3,394,591
Selling and administrative expenses	(2,104,207)	(1,933,824)
Operating income	1,226,760	1,460,767
Net interest income	158,163	63,496
Other income (expense), net	18,880	(29,519)
Income before income taxes	$1,403,803	$1,494,744

Expenditures on capital equipment
Theatre	$112,082	$78,297
Lighting	6,694	4,723
Total	$118,776	$83,020

Depreciation and amortization
Theatre	$258,353	$275,759
Lighting	21,581	15,712
Total	$279,934	$291,471

	March 31, 2006	December 31, 2005
Identifiable assets
Theatre	$44,139,302	$42,866,118
Lighting	4,362,660	3,382,738
Restaurant	754,263	687,071
Total	$49,256,225	$46,935,927

	Three Months Ended March 31,
Summary by Geographical Area	2006	2005
Net revenue
United States	$9,297,051	$8,600,561
Canada	70,622	264,346
Asia	1,641,048	1,965,814
Mexico and South America	1,098,280	1,427,934
Europe	310,077	223,150
Other	16,260	30,064
Total	$12,433,338	$12,511,869

	March 31,	December 31,
	2006	2005
Identifiable assets
United States	$47,747,423	$44,910,526
Asia	1,508,802	2,025,401
Total	$49,256,225	$46,935,927

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

The Company has three reportable core operating segments:  theatre, lighting and restaurant. Approximately 90% of first quarter 2006 revenues were theatre products, 9% were lighting products and 1% were restaurant products.

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

At March 31, 2006, there were approximately $7.0 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts. At December 31, 2005, there were approximately $8.2 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At March 31, 2006 the Company had recorded gross inventory of approximately $12.5 million and $1.3 million of inventory reserves. This compared to $11.0 million and $1.1 million, respectively, at December 31, 2005.

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

At March 31, 2006, the warranty accrual amounted to $0.7 million and the amount charged to expense for the three months ending March 31, 2006 was approximately $58,000. At March 31, 2005, the warranty accrual amounted to $0.7 million and the amount charged to expense for the three months ending March 31, 2005 was approximately $69,000.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.2 million at March 31, 2006. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. The Company has evaluated its goodwill for impairment in the fourth quarter of fiscal 2005 and determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized. Goodwill of approximately $2.5 million is included in the consolidated balance sheets at March 31, 2006 and December 31, 2005. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

Share-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s consolidated statements of operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. The Company recorded $31,723 of share-based compensation expense during the three months ended March 31, 2006 upon adoption of SFAS 123R.

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

Recent Accounting Pronouncements

See note 2 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues

Net revenues in 2006 decreased to $12.4 million from $12.5 million in 2005. As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Three Months Ended March 31,
	2006	2005

Theatre	$11,132,206	$11,471,203
Lighting	1,120,424	829,364
Restaurant	180,708	211,302
Total net revenues	$12,433,338	$12,511,869

Theatre Segment

Sales of theatre products decreased 3.0% from $11.5 million in 2005 to $11.1 million in 2006 due to lower demand for projection equipment which decreased to $7.3 million in 2006 from $8.1 million in 2005. The Company has begun to see the theatre exhibition industry’s transition to digital cinema. Theatre owners appear to be evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. In large part, the decrease in theatre revenues pertain to this uncertainty as certain customers have either delayed or cancelled previous film projector orders with the Company. While digital cinema remains a critical component of the Company’s long-term growth strategy, management is unsure how the transition will affect revenues during the rest of fiscal 2006.

Sales of xenon lamps rose 33.5% in 2006 to $1.4 million from $1.1 million a year ago primarily a result of the Company gaining market share and a general improvement of the theatre exhibition industry.

Sales of lenses rose 7.8% in 2006 to $0.6 million from $0.5 million a year ago.

Sales of theatre replacement parts amounted to $1.8 million in 2006 compared to $1.7 million in 2005.

The Company’s top ten theatre customers accounted for approximately 53% of total theatre revenues compared to 52% in 2005.

Lighting Segment

Sales of lighting products rose 35.1% to $1.1 million in 2006 from $0.8 million a year ago. The increase primarily pertains to higher revenues from britelights, sky-trackers and replacement parts. Spotlight sales were flat at $0.4 million for both 2006 and 2005 periods. The increase in britelight sales was due to a $0.2 million sale of 10K lights to be used by NASA. Sky-tracker revenues rose to approximately $0.2 million in 2006 from $0.1 million in 2005 due to higher demand for these large lights. Replacement parts also rose to $0.2 million from $0.1 million a year-ago due primarily to improved industry conditions.

Sales of all other lighting products, including but not limited to, xenon lamps and nocturns fell to $0.1 million from $0.2 million a year-ago, as the Company experienced weaker demand for xenon lamps in the lighting segment.

Restaurant Segment

Sales of restaurant products amounted to $0.2 million in both 2006 and 2005 as sales of both replacement parts and marinades were comparable to last year.

Export Revenues

Sales outside the United States (mainly theatre sales) declined to $3.1 million in 2006 from $3.9 million in 2005, due to lower demand in Mexico, South America, Asia and Canada. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $3.3 million in 2006 from $3.4 million in 2005 and as a percent of revenue declined to 26.8% from 27.1% in 2005.

Gross profit in the theatre segment fell to $2.9 million in 2006 from $3.1 million in 2005 and as a percentage of sales declined to 26.3% from 26.7% a year ago. The results reflect lower production demand in the manufacturing plant in Omaha which resulted in the Company not covering fixed overhead costs in a productive manner and certain manufacturing inefficiencies. The Company has reduced production personnel and is working towards bringing in other products to manufacture to offset expected lower demand for analog projectors in the future.

Gross profit in the lighting segment was approximately $0.3 million in both 2006 and 2005 but as a percent of revenues fell to 28.4% from 30.7%. The results reflect a less favorable product mix consisting of higher revenues of lighting equipment as opposed to higher-margin replacement part sales. The Company also experienced manufacturing inefficiencies as the decline in theatre projection equipment sales had a ripple effect throughout the manufacturing plant in Omaha.

Restaurant margins were at approximately $0.1 million for both the 2006 and 2005 periods. The results were expected as the Company is now only selling coater, marinades and replacement parts.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $2.1 million in 2006 compared to $1.9 million in 2005 and as a percent of revenue rose to 16.9% in 2006 from 15.5% in 2005.

Administrative costs rose to $1.4 million or 11.0% of revenue compared to $1.2 million or 9.5% a year ago. The increase was primarily due to employee severance costs incurred as a result of planned workforce reductions as well as for legal expenses to settle the Company’s remaining asbestos lawsuit. Compliance and compensation costs were also higher during 2006 but were offset to a degree by lower bonus expenses.

Selling expenses amounted to $0.7 million in both 2006 and 2005 periods and as a percent of revenues remained at 5.9%.

Other Financial Items

Net other income amounted to $18,900 in 2006 compared to net other expense of $29,500 in 2005 as the Company received an insurance settlement during 2006 and gave fewer cash discounts to customers in 2006.

During 2006, the Company recorded interest income of $166,000 compared to $72,000 in 2005 as the Company earned interest from higher cash levels. Interest expense declined to $8,000 in 2006 from $8,700 in 2005.

The Company recorded income tax expense of $0.5 million in 2006 compared to $0.6 million in 2005. The effective tax rate declined to 34.8% in 2006 compared to 37.0% a year-ago due primarily to the Company investing in more tax-free municipal bonds during 2006.

For the reasons outlined herein, the Company earned net income of $0.9 million and basic and diluted earnings per share of $0.07 in both 2006 and 2005, respectively.

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

Sales of xenon lamps to the theatre industry rose 28.3% to $1.1 million from $0.8 million a year-ago primarily as a result of the continuing improvement of the theatre industry in general, increased marketing of the product line and increased sales to the larger theatre exhibitors. The Company has also increased exposure by selling these lamps via an internet website.

Sales of lenses to theatre customers were flat at $0.5 million for both 2005 and 2004 periods.

Lighting Segment

Sales of lighting products increased 37.0% to $0.8 million from $0.6 million a year-ago primarily due to sales of follow spotlights which rose to $0.4 million from $0.1 million a year-ago. The Company is developing or marketing new spotlight products that are less expensive, smaller and more user-friendly to respond to the changing nature of the spotlight industry. The Company is also modifying how its core spotlight products, the Super Trouper® and Gladiator®, are marketed as it believes these industry leading products still have a long market life ahead.

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

Gross profit in the theatre segment increased to $3.1 million in 2005 from $3.0 million in 2004 but as a percent of sales decreased to 26.7% from 28.5% a year-ago. The results reflect projection equipment and lamp sales representing a higher percentage of sales in 2005 and which generally carry a lower margin than the other products within the segment, namely replacement parts and lenses. In addition, the Company is experiencing the effects of rising raw material and component parts prices for certain of its products.

Gross profit in the lighting segment rose to $0.3 million in 2005 from $0.1 million in 2004 due to lower manufacturing costs and also higher margin replacement parts accounting for a larger percent of revenues.

Restaurant margins were flat at approximately $0.1 million for both the 2005 and 2004 periods.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $1.9 million in 2005 compared to $1.8 million in 2004 but as a percent of revenue declined to 15.5% from 15.7% in 2004. The favorable change as a percentage of revenue pertains to; 1) covering certain fixed costs with higher revenues during 2005, despite incurring additional costs pertaining to compliance with the Sarbanes-Oxley Act of 2002 and those pertaining to the Company’s bonus plan, 2) lower bad debt expenses and 3) managing selling expenses in an effective manner.

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

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2006. The Company plans on renewing the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2006. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.0% at March 31, 2006) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities rose to $2.2 million in 2006 from $2.0 million a year-ago, despite operating income decreasing $0.2 million. The Company was able to increase cash flows by decreasing accounts receivable balances by $1.2 million from the end of fiscal 2005. In addition, the timing of income tax payments increased cash flow by an additional $0.2 million compared to the first quarter of 2005. Certain items reduced cash flows including inventory purchases and bonus payments. Inventories rose $1.3 million during the quarter due to a slowdown in demand, cancellation of an order and purchasing more digital projectors for consignment and sales purposes. Offsetting the impact of the higher inventory balances was an increase in accounts payable balances of $1.3 million due to the timing of paying for certain of the aforementioned inventory purchases. Finally, the Company paid out $0.9 million in bonus payments accrued for at December 31, 2005.

Net cash used in investing activities amounted to $118,000 in 2006 compared to $83,000 in 2005 and related entirely to capital expenditures in both periods.

Net cash provided by financing activities amounted to $0.4 million compared to $0.2 million in 2005. The Company received proceeds of $0.2 million from its employee stock option plans in 2006, recorded a $0.2 million income tax benefit pertaining to these exercises and made debt payments of $6,800. During 2005, the Company received proceeds of $0.2 million from its stock plans and made debt payments of $6,300.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2006.

Internal Controls Over Financial Reporting

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s Annual Report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting and a report on the effectiveness of the Company’s internal controls over financial reporting. However, it is possible that the Company will become an “accelerated filer” as defined in Rule 12b-2 of the Exchange Act and if so this report and statement will need to be included in its Form 10-K for fiscal 2006. The Company will not know whether it will become an accelerated filer until June 30, 2006, which is the next date at which this status is determined. While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the Section 404 reporting requirement. If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that the Company’s internal controls over financial reporting are effective.

Concentrations

The Company’s top ten customers accounted for approximately 55% of 2006 consolidated net revenues. Trade accounts receivable from these customers represented approximately 52% of net consolidated receivables at March 31, 2006. Sales to AMC Theatres, Inc. and Regal Cinemas, Inc., each represented over 10% of consolidated revenues. Additionally, receivables from Vari International represented 27% of net consolidated receivables at March 31, 2006. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2006	Thereafter

Long-term debt	$37,250	22,350	14,900
Postretirement benefits	254,941	5,647	249,294
Operating leases	151,882	66,300	85,582
Less sublease receipts	(14,551)	(14,551)	—
Net contractual cash obligations	$429,522	79,746	349,776

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

Inflation

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. The Company did experience higher than normal prices on certain raw materials during fiscal 2005 coupled with higher freight costs as freight companies passed on a portion of higher gas and oil costs. Historically, the Company has been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. In particular, the Company was impacted by the downturn in the North American theatre exhibition industry in fiscal years 2000 to 2002 in the form of lost revenues and bad debts. Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made the Company’s products less competitive in foreign markets. As stated above, the majority of the Company’s foreign sales are denominated in U.S. dollars except for its subsidiary in Hong Kong. The Company purchases the majority of its lenses from a German manufacturer. Based on forecasted purchases during 2006, an average 10% devaluation of the dollar compared to the Euro would cost the Company approximately $0.2 million per annum.

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

1A. Risk Factors

Item 1A, “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed in Item 1A of the Form 10-K.

Item 6. Exhibits

See the Exhibit Index on page 33.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date:	May 12, 2006	Date:	May 12, 2006

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.*

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. *

* - Filed herewith