Form 10-Q
period 2006-06-30
BALLANTYNE OF OMAHA INC
filed 2006-08-14
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer   ☐                 Accelerated filer   ☐                           Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 11, 2006
Common Stock, $.01, par value	13,650,934 shares

TABLE OF CONTENTS

PART I. Financial Information

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,446,197	$19,628,348
Restricted cash	602,984	—
Accounts receivable (less allowance for doubtful accounts of $463,812 in 2006 and $420,223 in 2005)	5,743,117	7,821,085
Inventories, net	10,674,762	9,942,065
Deferred income taxes	1,451,229	1,247,609
Other current assets	1,199,585	430,411
Total current assets	41,117,874	39,069,518

Property, plant and equipment, net	5,157,191	5,379,933
Goodwill, net	2,928,932	2,467,219
Other intangible assets, net	507,305	—
Other assets	19,257	19,257
Total assets	$49,730,559	$46,935,927

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$28,726	$27,761
Notes payable	200,284	—
Accounts payable	2,498,794	2,212,056
Warranty reserves	705,247	680,017
Accrued group health insurance claims	501,312	275,468
Accrued bonuses	42,621	983,235
Other accrued expenses	1,788,519	1,663,708
Customer deposits	580,860	536,724
Income tax payable	853,334	63,217
Total current liabilities	7,199,697	6,442,186

Long-term debt, net of current portion	—	14,609
Deferred income taxes	22,686	156,912
Other accrued expenses, net of current portion	417,935	324,715
Total liabilities	7,640,318	6,938,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,648,739 shares in 2006 and 15,495,336 shares in 2005	156,487	154,953
Additional paid-in capital	33,860,032	33,411,013
Retained earnings	23,389,176	21,746,993
	57,405,695	55,312,959
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	42,090,241	39,997,505
Total liabilities and stockholders’ equity	$49,730,559	$46,935,927

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$11,854,768	$13,041,594	$24,288,106	$25,553,463
Cost of revenues	9,122,640	9,354,602	18,225,011	18,471,880
Gross profit	2,732,128	3,686,992	6,063,095	7,081,583
Selling and administrative expenses:
Selling	705,181	616,497	1,439,704	1,355,909
Administrative	1,085,034	1,433,124	2,454,718	2,627,536
Total selling and administrative expenses	1,790,215	2,049,621	3,894,422	3,983,445
Gain on disposal of assets	41,003	10,000	41,003	10,000
Income from operations	982,916	1,647,371	2,209,676	3,108,138
Interest income	202,829	95,382	369,014	167,534
Interest expense	(20,420)	(8,824)	(28,442)	(17,480)
Other expense, net	(59,087)	(9,387)	(40,207)	(38,906)
Income before income taxes	1,106,238	1,724,542	2,510,041	3,219,286
Income tax expense	(378,803)	(663,281)	(867,858)	(1,216,111)
Net income	$727,435	$1,061,261	$1,642,183	$2,003,175

Basic earnings per share	$0.05	$0.08	$0.12	$0.15
Diluted earnings per share	$0.05	$0.08	$0.12	$0.14
Weighted average shares outstanding:
Basic	13,544,510	13,218,957	13,492,792	13,135,310
Diluted	13,977,937	13,886,873	13,962,463	13,865,167

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$1,642,183	$2,003,175
Adjustments to reconcile net income to net cash provided by operating activities.
Provision for doubtful accounts	42,546	(39,301)
Provision for inventory reserve	247,456	303,240
Depreciation of assets	550,396	563,471
Other amortization	—	20,134
Gain on sale of assets	(41,003)	(10,000)
Deferred income taxes	(337,846)	(9,798)
Share-based compensation	47,944	—
Excess tax benefits from stock options exercised	(207,146)	—
Changes in assets and liabilities, net of effect of business acquisition:
Accounts receivable	2,604,005	173,187
Inventories	(864,860)	(326,996)
Other current assets	(758,889)	33,205
Accounts payable	85,514	245,480
Warranty reserves	25,230	(72,225)
Accrued group health insurance claims	225,844	(15,482)
Accrued bonuses	(940,614)	(306,445)
Other accrued expenses	52,526	(23,460)
Customer deposits	44,136	(196,006)
Current income taxes	997,263	28,753
Other assets	—	4,499
Net cash provided by operating activities	3,414,685	2,375,431

Cash flows from investing activities:
Acquisition, net of cash acquired	(1,372,308)	—
Increase in restricted cash	(602,984)	—
Proceeds from sale of assets	265,301	10,000
Capital expenditures	(288,141)	(538,117)
Net cash used in investing activities	(1,998,132)	(528,117)

Cash flows from financing activities:
Payments on long-term debt	(19,864)	(12,749)
Proceeds from exercise of stock options	214,014	736,935
Excess tax benefits from stock options exercised	207,146	—
Net cash provided by financing activities	401,296	724,186

Net increase in cash and cash equivalents	1,817,849	2,571,500
Cash and cash equivalents at beginning of period	19,628,348	14,031,984
Cash and cash equivalents at end of period	$21,446,197	$16,603,484

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

1.     Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc. and Strong Technical Services, Inc., design, develop, manufacture, service and distribute commercial motion picture equipment and lighting systems and distribute restaurant products.  The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, and the food service industry.  Refer to the Business Segment Section (note 13) for further information.

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

c.     Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts of $463,812 and $420,223 at June 30, 2006 and December 31, 2005, respectively.  This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

d.     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead.  Inventory balances are net of reserves of slow moving or obsolete inventory estimated based on management’s review of inventories on hand compared to estimated future usage and sales.

e.     Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. Intangible assets with estimatable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

k.     Restricted Cash

The Company had restricted cash of $602,984 at June 30, 2006 related to the acquisition of National Cinema Service Corp. (NCSC) that were placed in an escrow for potential contingent payments to the seller. See Note 3 to the Consolidated Financial Statements for further detail regarding the acquisition of NCSC.

l.      Earnings Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Income applicable to common stock	$727,435	$1,061,261	$1,642,183	$2,003,175
Weighted average common shares outstanding	13,544,510	13,218,957	13,492,792	13,135,310
Basic earnings per share	$0.05	$0.08	$0.12	$0.15
Diluted earnings per share:
Income applicable to common stock	$727,435	$1,061,261	$1,642,183	$2,003,175
Weighted average common shares outstanding	13,544,510	13,218,957	13,492,792	13,135,310
Assuming conversion of options outstanding	433,427	667,916	469,671	729,857
Weighted average common shares outstanding, as adjusted	13,977,937	13,886,873	13,962,463	13,865,167
Diluted earnings per share	$0.05	$0.08	$0.12	$0.14

At June 30, 2006, options to purchase 316,051 shares of common stock at a weighted average price of $7.80 per share were outstanding, but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006 as the options’ exercise price was greater than the average market price of the common shares.  These options expire between January 2007 and May 2011.  At June 30, 2005, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share were outstanding, but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005.

m.    Share-Based Payments

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

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 include: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

Options

The Company currently maintains a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) and a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which have been approved by the Company’s stockholders.  The Company also maintained a 1995 Employee Stock Option Plan and a 1995 Directors Stock Plan which expired in 2005, however, there are outstanding stock options remaining under these two expired plans.

All past and future grants under the Company’s stock option plans were granted at prices based on the fair market value of the Company’s common stock on the date of grant.  The outstanding options generally vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years.

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

A total of 1,152,940 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans at June 30, 2006.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option.  The Company has not and is not expected to pay cash dividends in the future.  The Company granted 47,250 and 70,875 stock options under the 2005 and 1995 Outside Directors plans during the six months ended June 30, 2006 and 2005, respectively. All stock options granted during 2006 and 2005 were granted during the three months ended June 30, 2006 and 2005, respectively.

The fair value of option grants during the six months ended June 30, 2006 and 2005 was estimated using the following weighted average assumptions:

	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.97%	3.82%
Expected volatility	48.9%	58.4%
Expected life (in years)	4	4

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2006 as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
Outstanding at January 1, 2006	987,078	$2.86
Granted	47,250	$4.25
Exercised	(153,403)	$1.40
Forfeited	—	$—
Outstanding at June 30, 2006	880,925	$3.19	3.54	$1,834,514
Exercisable at June 30, 2006	825,800	$3.10	3.48	$1,834,514

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2006.  The total intrinsic value for options exercised during the three and six months ended June 30, 2006 was $66,722 and $436,317, respectively.  The total intrinsic value for options exercised during the three and six months ended June 30, 2005 was $449,781 and $775,530, respectively.  The weighted average grant date fair value of options granted in the six months ended June 30, 2006 and 2005 was $1.86 and $2.29, respectively.  As of June 30, 2006, the total unrecognized compensation cost related to stock option awards was $139,956 and is expected to be recognized over a weighted average period of 16 months.

Cash received from option exercises under all plans for the six months ended June 30, 2006 and 2005 was $214,014 and $736,935, respectively.  The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $207,146 and $0, respectively, for six months ended June 30, 2006 and 2005.

The following table summarizes information regarding non-vested stock granted for the six months ended June 30, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	Outstanding	per Share ($)
Outstanding at January 1, 2006	47,250	$4.75
Granted	47,250	$4.25
Vested	(39,375)	$4.55
Forfeited	—	—
Outstanding at June 30, 2006	55,125	$4.46

The weighted-average grant date fair value of non-vested stock granted during the three months ended June 30, 2006 and 2005, was $4.25 and $4.75, respectively. As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $72,629 and is expected to be recognized over a weighted average period of 16 months.

Restricted Stock Plan

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan.  Under terms of the plan, the compensation committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards.  The total number of shares reserved for issuance under the plan is 250,000 shares. There have been no shares issued under the plan through June 30, 2006.  The plan expires in September 2010.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower.  Purchases are made through payroll deductions of up to 10% of each participating employee’s salary.  The number of shares that can be purchased by participants in any offering period is 2,000 shares.  Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period.  At June 30, 2006, 150,000 shares of common stock remained available for issuance under the Plan.  The Plan expires in September 2010.  The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $1.48 using the Black-Scholes option-pricing model made with the following weighted average assumptions:  risk-free interest rate - 5.21%, dividend yield - 0%, expected volatility - 32.3% and expected life in years - 1.  At June 30, 2006, the total unrecognized estimated compensation cost was $8,843 which is expected to be recognized over a period of 4 months.

Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three and six months ended June 30, 2006 for share-based compensation related to employees and directors.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Total cost of share-based compensation included
in selling and administrative expenses
before income tax	$16,222	$47,944
Amount of income tax benefit recognized	(3,744)	(12,984)
Amount charged against net income	$12,478	$34,960
Impact on earnings share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

There were no amounts relating to share-based compensation capitalized in inventory during the three and six months ended June 30, 2006.

Pro Forma Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25.  Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$1,061,261	$2,003,175
Deduct: Total share-based compensation
expense determined under fair value
based method for all awards,
net of related tax effects	594	(37,001)
Pro forma net income	$1,061,855	$1,966,174

Earnings per share:
Basic-as reported	$0.08	$0.15
Basic-pro forma	$0.08	$0.15
Diluted-as reported	$0.08	$0.14
Diluted-pro forma	$0.08	$0.14

n.     Impairment of Long-Lived Assets

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.2 million at June 30, 2006.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

o.     Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair.  The warranty period is extended under certain circumstances and for certain products.  The Company accrues for these costs at the time of sale or repair or when events dictate that additional accruals are necessary.

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$690,162	$676,480	$680,017	$668,268
Charged to expense	57,752	16,482	115,502	85,727
Amounts written off, net of recoveries	(42,667)	(96,919)	(90,272)	(157,952)
Balance at end of period	$705,247	$596,043	$705,247	$596,043

p.     Comprehensive Income

The Company’s comprehensive income consists solely of net income.  All other items were not material to the consolidated financial statements.

q.     Litigation

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

r.      Reclassifications

Certain amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

s.     Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter.  The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup.  In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance.  In connection with the AOC, the Company has paid its share of the costs.  At June 30, 2006, the Company has provided for management’s estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

t.      Concentrations

The Company’s top ten customers accounted for approximately 49% of 2006 consolidated net revenues.  Trade accounts receivable from these customers represented approximately 48% of net consolidated receivables at June 30, 2006.  Sales to AMC Theatres, Inc. (“AMC”) represented over 10% of consolidated revenues.  In addition, receivables from AMC, NCS Corporation and Vari International each represented over 10% of net consolidated receivables at June 30, 2006.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

u.     Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has adopted SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage.  SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The intrepretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its consolidated financial statements.

3.   Acquisition of National Cinema Service Corp.

On May 31, 2006, the Company acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). The results of NCSC’s operations have been included in the consolidated financial statements from the acquisition date through the reporting period ending June 30, 2006. NCSC is a national provider of cinema services including film and digital projector maintenance, repair, equipment installations, site surveys and other theatre services and has a reputation for quality work, responsiveness and an experienced technical team. As a result of the acquisition, Strong Technical Services, Inc., a wholly-owned subsidiary of Ballantyne, will form a core business established to service the digital and film cinema marketplace.

The total purchase price of NCSC was $1.7 million including cash acquired and funds transferred to escrow under a non-competition agreement. The Company has entered into an agreement to pay the former owner of NCSC, $150,000 in consideration over a five year period from the date of closing of which $25,000 was paid at closing with the remaining $125,000 being placed in escrow. The payments are contingent upon the satisfaction of the requirement to not compete with the Company in the cinema service business over a five-year period. The purchase price excludes an additional $0.5 million of restricted funds that were placed in escrow for contingent payments. These contingencies relate to certain aged accounts receivable, inventories deemed to have a heightened risk of becoming obsolete and certain contingent sales tax liabilities.  These funds will become due and payable to seller upon satisfaction of terms as identified in the purchase agreement.

Funds for the purchase were provided by internally generated cash flows.  Direct transaction costs were not material to the transaction.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company’s management based on information currently available, assumptions as to future operations and preliminary independent appraisals.  Based on the preliminary analysis, $113,729 was assigned to a non-compete agreement entered into with the former owner of NCSC and will be amortized over the five-year life of the agreement. The remaining $393,576 of acquired intangible assets is subject to amortization using an estimated useful life not exceeding 8 years.  The allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash acquired	$313,941
Other current assets	694,161
Property and equipment	263,811
Amortizable intangible assets	507,305
Goodwill	461,713
Total assets acquired	2,240,931
Current liabilities	(465,954)
Non-current liabilities	(88,728)
Total liabilities assumed	(554,682)
Net assets acquired	$1,686,249

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is expected to be deductible for tax purposes.

The following tables summarize the unaudited pro forma results of operations for the three months and six months ended June 30, 2006 as if NCSC had been combined as of the beginning of the year. In addition, the tables summarize the unaudited results of operations for comparable periods ended June 30, 2005 as if NCSC has been combined at the beginning of that period.

 The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended
	June 30, 2006	June 30, 2005

Net sales	$12,874,925	$14,740,186
Earnings before taxes	1,126,021	1,631,997
Net income	739,878	1,008,202
Basic earnings per common share	$0.05	$0.08
Diluted earnings per common share assuming dilution	$0.05	$0.07

	Six Months Ended
	June 30, 2006	June 30, 2005

Net sales	$26,794,881	$28,941,648
Earnings before taxes	2,563,709	2,965,208
Net income	1,676,701	1,985,997
Basic earnings per common share	$0.12	$0.15
Diluted earnings per common share assuming dilution	$0.12	$0.14

4.   Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2006 are as follows:

		Accumulative	Net Book
	Cost	Amortization	Value
Balance as of January 1, 2006	$3,720,743	(1,253,524)	2,467,219
Acquisition of National Cinema Service Corp.	461,713	—	461,713
Balance as of June 30, 2006	$4,182,456	(1,253,524)	2,928,932

5.   Intangible Assets

Amortizable Intangible assets consist of the following:

		Accumulative	Net Book
	Cost	Amortization	Value
Customer relationships	$393,576	—	393,576
Non-competition agreement	113,729	—	113,729
	$507,305	—	507,305

The intangible assets relate entirely to the purchase of National Cinema Service Corp. during June of 2006.

The Company recorded amortization expense related to identifiable intangible assets of $0 for the three and six months ended June 30, 2006, respectively, as compared to $10,068 and $20,134 for the three and six months ended June 30, 2005, respectively.

6.   Inventories

Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials and components	$7,519,642	$7,008,791
Work in process	1,276,081	1,339,323
Finished goods	1,879,039	1,593,951
	$10,674,762	$9,942,065

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,232,000 and $1,138,000 as of June 30, 2006 and December 31, 2005, respectively.

7.   Property, Plant and Equipment

Property, plant and equipment include the following:

	June 30,	December 31,
	2006	2005
Land	$343,500	$343,500
Buildings and improvements	4,699,981	4,699,981
Machinery and equipment	8,943,700	9,511,671
Office furniture and fixtures	2,296,741	2,212,273
Construction in process	114,652	39,155
	16,398,574	16,806,580
Less accumulated depreciation	11,241,383	11,426,647
Net property, plant and equipment	$5,157,191	$5,379,933

Depreciation expense amounted to $270,462 and $550,396 for the three and six months ended June 30, 2006, respectively, as compared to $282,066 and $563,471 for the three and six months ended June 30, 2005, respectively.

8.   Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2006.  The Company expects to renew the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2006.  No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at June 30, 2006) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

In connection with the acquisition of National Cinema Service Corp, the Company assumed notes payable in the amount of $200,284 pertaining to certain acquired automobiles.  The notes have various interest rates and terms and were paid off subsequent to June 30, 2006.  As such, the notes are included in current liabilities in the accompanying balance sheet.

Long-term debt at June 30, 2006 consisted of installment payments relating to the purchase of certain intangible assets.  Future maturities of long-term debt for the remainder of fiscal 2006 and the remaining years are as follows:  2006: $14,118 and 2007;$14,608.

9.   Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2006	2005
Interest paid	$2,661	$5,101
Income taxes paid	$208,441	$1,197,156
Income tax benefit related to stock option plans	$207,146	$—
Share-based compensation expense related to liability classified awards	$18,551	$—

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

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Service cost	$3,116	$3,051	$6,232	$6,102
Interest cost	6,083	6,196	12,166	12,392
Amortization of prior-service cost	6,718	6,718	13,436	13,436
Amortization of loss	—	934	—	1,868
Net periodic benefit cost	$15,917	$16,899	$31,834	$33,798

The Company expects to pay $6,045 under the plan in 2006. As of June 30, 2006, benefits of $1,295 have been paid.

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

12.   Self-Insurance

The Company is self-insured up to certain loss limits for group health insurance.  Accruals for claims incurred but not paid as of June 30, 2006 and December 31, 2005 are included in accrued group health insurance claims in the accompanying consolidated balance sheets.  The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

13.   Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of June 30, 2006, the Company’s operations were conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment.  The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.  The restaurant segment includes the manufacture and sale of replacement parts and the sale of seasonings, marinades and barbeque sauces.  The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue
Theatre	$10,931,933	$12,106,621	$22,064,139	$23,577,824
Lighting	738,520	707,681	1,858,944	1,537,045
Restaurant	184,315	227,292	365,023	438,594
Total net revenue	$11,854,768	$13,041,594	$24,288,106	$25,553,463
Gross profit
Theatre	$2,415,191	$3,327,103	$5,348,161	$6,387,373
Lighting	242,025	235,376	560,668	490,370
Restaurant	74,912	124,513	154,266	203,840
Total gross profit	2,732,128	3,686,992	6,063,095	7,081,583
Selling and administrative expenses	(1,790,215)	(2,049,621)	(3,894,422)	(3,983,445)
Gain on sale of assets	41,003	10,000	41,003	10,000
Operating income	982,916	1,647,371	2,209,676	3,108,138
Net interest income	182,409	86,558	340,572	150,054
Other expense, net	(59,087)	(9,387)	(40,207)	(38,906)
Income before income taxes	$1,106,238	$1,724,542	$2,510,041	$3,219,286

Expenditures on capital equipment
Theatre	$163,884	$432,833	$275,966	$511,130
Lighting	5,481	22,264	12,175	26,987
Total	$169,365	$455,097	$288,141	$538,117

Depreciation and amortization
Theatre	$250,927	$275,903	$509,280	$551,662
Lighting	19,535	16,231	41,116	31,943
Total	$270,462	$292,134	$550,396	$583,605

Gain on sale of assets
Theatre	$39,203	$10,000	$39,203	$10,000
Lighting	1,800	—	1,800	—
Total	$41,003	$10,000	$41,003	$10,000

			At June 30, 2006	At December 31, 2005
Identifiable assets
Theatre			$45,019,007	$42,866,118
Lighting			3,955,614	3,382,738
Restaurant			755,938	687,071
Total			$49,730,559	$46,935,927

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue
United States	$8,928,126	$9,629,762	$18,225,177	$18,230,323
Canada	348,348	95,983	418,970	360,329
Asia	1,417,878	1,302,670	3,058,926	3,268,484
Mexico and South America	832,797	1,319,530	1,931,077	2,747,464
Europe	290,241	674,737	600,318	897,887
Other	37,378	18,912	53,638	48,976
Total	$11,854,768	$13,041,594	$24,288,106	$25,553,463

			At June 30, 2006	At December 31, 2005
Identifiable assets
United States			$48,170,941	$44,910,526
Asia			1,559,618	2,025,401
Total			$49,730,559	$46,935,927

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

The Company has three reportable core operating segments:  theatre, lighting and restaurant.  Approximately 91% of year-to-date 2006 revenues were theatre products, 8% were lighting products and 1% were restaurant products.

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

At June 30, 2006, there were approximately $6.2 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts.  At December 31, 2005, there were approximately $8.2 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead.  The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value.  Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items.  Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks.  At June 30, 2006 the Company had recorded gross inventory of approximately $11.9 million and $1.2 million of inventory reserves.  This compared to $11.0 million and $1.1 million, respectively, at December 31, 2005.

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

At June 30, 2006, the warranty accrual amounted to $0.7 million and the amount charged to expense for the three and six months ending June 30, 2006 was approximately $58,000 and $116,000, respectively.  At June 30, 2005, the warranty accrual amounted to $0.6 million and the amount charged to expense for the three and six months ending June 30, 2005 was approximately $16,000 and $86,000, respectively.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.2 million at June 30, 2006.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. Intangible assets with estimatable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment in the fourth quarter of fiscal 2005 and determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized.  Goodwill of approximately $2.9 and $2.5 million is included in the consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, no share-based compensation expense related to stock option awards granted had been recognized in the Company’s consolidated statements of operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.  The Company has recorded stock compensation expense of $16,222 and $47,944 for the three and six months ended June 30, 2006, respectively.

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

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues

Net revenues during the first six months of 2006 decreased to $24.3 million from $25.6 million in 2005.  As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Six Months Ended June 30,
	2006	2005
Theatre	$22,064,139	$23,577,824
Lighting	1,858,944	1,537,045
Restaurant	365,023	438,594
Total net revenues	$24,288,106	$25,553,463

Theatre Segment

Sales of theatre products decreased 6.4% from $23.6 million in 2005 to $22.1 million in 2006 due to lower demand for projection equipment which decreased to $13.7 million in 2006 from $16.2 million in 2005, a decrease of 15.6%.  The Company has begun to see the theatre exhibition industry’s transition to digital cinema and theatre owners appear to be evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  In large part, the decrease in theatre revenues pertain to this uncertainty as certain customers have either delayed or cancelled previous film projector orders with the Company.  While digital cinema remains a critical component of the Company’s long-term growth strategy, management is unsure how the transition will affect future revenues but does expect revenues to continue to fall short of 2005 levels during the second half of fiscal 2006.

Sales of xenon lamps rose 27.3% in 2006 to $3.0 million from $2.3 million a year ago primarily a result of the Company gaining market share and a general improvement of the theatre exhibition industry. The uncertainty regarding digital cinema has not impacted lamp sales as they are a necessary replacement item for projectors in service.

Sales of lenses declined 18.6% in 2006 to $1.2 million from $1.5 million a year ago.  These sales were also impacted by the uncertainty in the industry but not to the same extent as projector sales.  As such, sales are expected to rebound somewhat in the second half of the year.

Revenues from theatre replacement parts amounted to $4.2 million in 2006 compared to $3.6 million in 2005.  As with lamp sales, the uncertainty regarding digital cinema has not yet impacted part sales as they are a necessary maintenance item needed to keep film projectors operating properly.  In addition, the acquisition of National Cinema Service Corp. generated $0.4 million of replacement part sales and services.

The Company’s top ten theatre customers accounted for approximately 54% of total theatre revenues compared to 51% in 2005.

Lighting Segment

Sales of lighting products rose 20.9% to $1.9 million in 2006 from $1.5 million a year ago.  The increase primarily pertains to higher revenues from britelights and spotlights.  The increase in britelight sales came from a $0.2 million sale of 10K lights to be used by NASA.  Spotlight sales rose to $0.8 million from $0.7 million a year-ago due to a general increase in demand.  Sales of replacement parts and Sky-trackers were comparable to a year-ago at approximately $0.3 million each, respectively.

Sales of all other lighting products, including but not limited to, xenon lamps and nocturns rose to $0.3 million from $0.2 million a year-ago, as the Company experienced stronger demand for xenon lamps from lighting customers.

Restaurant Segment

Sales of restaurant products amounted to $0.4 million in both 2006 and 2005 as sales of both replacement parts and marinades were comparable to last year.

Export Revenues

Sales outside the United States (mainly theatre sales) declined to $6.1 million in 2006 from $7.3 million in 2005, due to lower demand in Mexico, South America, Europe and Asia.  In particular, sales into Mexico and South America decreased $0.8 million compared to a year-ago.  The decline relates to lower demand for theatre products coupled with increased competition from companies selling used equipment.  Sales into Asia and Europe were lower compared to a year-ago by $0.2 million and $0.3 million, respectively, primarily from lower demand. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $6.1 million in 2006 from $7.1 million in 2005 and as a percent of revenue declined to 25.0% from 27.7% in 2005 due to the reasons discussed below.

Gross profit in the theatre segment fell to $5.3 million in 2006 from $6.4 million in 2005 and as a percentage of sales declined to 24.2% from 27.1% a year ago.  The results primarily reflect lower production demand in the manufacturing plant in Omaha which resulted in certain manufacturing inefficiencies and the Company not covering fixed overhead costs in a productive manner.  The Company has reduced production personnel and is working towards bringing in other products to manufacture to offset expected lower demand for analog projectors in the future which will substantially reduce production demand in the Company’s plants in Omaha, Nebraska and Fisher, Illinois.

Gross profit in the lighting segment increased to $0.6 million in 2006 compared to $0.5 million in 2005 but as a percent of revenues fell to 30.2% from 31.9% a year-ago.  The results reflect a less favorable product mix consisting of higher revenues of lighting equipment as opposed to higher-margin replacement part sales.  The Company also experienced manufacturing inefficiencies as the decline in theatre projection equipment sales had a ripple effect throughout the manufacturing plant in Omaha.

Restaurant margins were approximately $0.2 million in both the 2006 and 2005 periods.  The results were expected as the Company is now only selling coater, marinades and replacement parts.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $3.9 million in 2006 from $4.0 million in 2005 but as a percent of revenue rose to 16.0% in 2006 from 15.6% in 2005 due to fixed costs not decreasing in line with the lower revenues.

Administrative costs decreased to $2.5 million or 10.1% of revenue compared to $2.6 million or 10.3% a year ago.  The decrease in administrative costs primarily pertains to the lack of bonus expense as management is not meeting certain financial targets.  Other administrative expenses have risen compared to 2005 and include those pertaining to legal, severance, compliance and compensation costs.  The legal costs come from the settlement of an asbestos case during the first quarter while the severance costs relate to planned workforce reductions also incurred in the first quarter.  Compliance costs pertain to filing more regulatory reports in multiple states while higher compensation costs relate to accounting for SFAS 123R and higher health insurance costs.

Selling expenses amounted to $1.4 million in both 2006 and 2005 periods but as a percent of revenues rose to 5.9% from 5.3% a year-ago as the majority of the Company’s selling expenses do not necessarily rise and fall with revenue levels.

Other Financial Items

Net other expense amounted to $40,200 in 2006 compared to $38,900 in 2005 due to higher cash discounts given in 2006 related to higher accounts receivable collections.

During 2006, the Company recorded interest income of $0.4 million compared to $0.2 million a year-ago as the Company earned interest from higher cash levels.  Interest expense rose to $28,400 in 2006 from $17,500 a year-ago due primarily to the acquisition of National Cinema Service Corp.

The Company recorded income tax expense of $0.9 million in 2006 compared to $1.2 million in 2005.  The effective tax rate declined to 34.6% in 2006 compared to 37.8% a year-ago due primarily to the Company investing in more tax-free municipal bonds during 2006.

For the reasons outlined herein, the Company earned net income of $1.6 million and basic and diluted earnings per share of $0.12 in 2006, respectively, compared to net income of $2.0 million and basic and diluted earnings per share of $0.15 and $0.14 a year-ago, respectively.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues

Net revenues during the three months ended June 30, 2006 decreased to $11.9 million from $13.0 million during the three months ended June 30, 2005.  As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Three Months Ended June 30,
	2006	2005
Theatre	$10,931,933	$12,106,621
Lighting	738,520	707,681
Restaurant	184,315	227,292
Total net revenues	$11,854,768	$13,041,594

Theatre Segment

Sales of theatre products decreased 9.7% from $12.1 million in 2005 to $10.9 million in 2006 due to lower demand for projection equipment which decreased to $6.3 million in 2006 from $8.1 million in 2005.  The Company has begun to see the theatre exhibition industry’s transition to digital cinema and theatre owners appear to be evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  In large part, the decrease in theatre revenues pertain to this uncertainty as certain customers have either delayed or cancelled previous film projector orders with the Company.  While digital cinema remains a critical component of the Company’s long-term growth strategy, management is unsure how the transition will affect future revenues but do expect revenues to continue to fall short of 2005 levels during the second half of fiscal 2006.

Sales of lenses declined 34.2% to $0.6 million compared to $0.9 million in 2005.  These sales were also impacted by the uncertainty in the industry but not to the same extent as projector sales.  As such, sales are expected to increase somewhat in the second half of the year.

Revenues from theatre replacement parts and services amounted to $2.4 million in 2006 compared to $1.8 million in 2005.  Part sales have not been impacted by the uncertainty in the industry as theatres are still using film projectors for the most part and these parts are necessary to keep the projection equipment operating properly.  In addition, the acquisition of National Cinema Service Corp. generated $0.4 million of replacement part sales and services.

Sales of xenon lamps rose 22.0% in 2006 to $1.5 million from $1.3 million a year ago primarily a result of the Company gaining market share and a general improvement of the theatre exhibition industry. As with replacement parts, sales of lamps have not been impacted by the uncertainty regarding digital cinema as they are a necessary item to keep the projection equipment operating effectively.

Lighting Segment

Sales of lighting products were steady at $0.7 million for both 2006 and 2005 periods.  Spotlight sales rose slightly to $0.4 million in 2006 from $0.3 million in 2005.  Sales of Sky-trackers, replacement parts and all other lighting products amounted to $0.1 million, $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively.

Restaurant Segment

Sales of restaurant products amounted to $0.2 million in both 2006 and 2005 as sales of both replacement parts and marinades were comparable to last year.

Export Revenues

Sales outside the United States (mainly theatre sales) declined to $2.9 million in 2006 from $3.4 million in 2005, primarily due to lower demand in Mexico, South America and Europe.  Sales in Mexico and South America were the primary reason for the decline in export sales as the Company is facing more competition from used equipment dealers in a region that is very price sensitive.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $2.7 million in 2006 from $3.7 million in 2005 and as a percent of revenue declined to 23.0% from 28.3% in 2005.

Gross profit in the theatre segment fell to $2.4 million in 2006 from $3.3 million in 2005 and as a percentage of sales declined to 22.1% from 27.5% a year ago.  The results reflect lower production demand in the manufacturing plant in Omaha which resulted in certain manufacturing inefficiencies and the Company not covering fixed overhead costs in as profitable a manner.  In addition, health care costs increased during the quarter but are expected to stabilize in the second half of 2006.  The Company has reduced production personnel and is working towards bringing in other products to manufacture to offset expected lower demand for analog projectors in the future, which will substantially reduce production demand in the Company’s plants in Omaha, Nebraska and Fisher, Illinois.

Gross profit in the lighting segment amounted to $0.2 million in both 2006 and 2005 but as a percent of revenues fell to 32.8% from 33.3%.  The results reflect a less favorable product mix consisting of higher revenues of lighting equipment as opposed to higher-margin replacement part sales.  The Company also experienced manufacturing inefficiencies as the decline in theatre projection equipment sales had a ripple effect throughout the manufacturing plant in Omaha.

Restaurant margins amounted to approximately $0.1 million for both the 2006 and 2005 periods.  The results were expected as the Company is now only selling coater, marinades and replacement parts.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $1.8 million in 2006 compared to $2.0 million in 2005 and as a percent of revenue declined to 15.1% from 15.7% in 2005.

Administrative costs declined to $1.1 million or 9.2% of revenue compared to $1.4 million or 11.0% a year ago.  The reduction in expense is primarily due to lower bonus expense as management is not meeting the necessary financial targets to trigger payments under its bonus plans.  The Company did experience increased compensation costs during the quarter primarily pertaining to stock compensation costs under SFAS 123R and higher health care costs as discussed earlier.

Selling expenses amounted to $0.7 million in 2006 compared to $0.6 million in 2005 and as a percent of revenues increased to 5.9% from 4.7% a year-ago.  The increase in costs primarily pertains to higher travel and advertising costs to market lighting and digital cinema products.  The increase as a percent of revenues resulted from fixed selling costs not falling in line with revenue levels in addition to the higher costs incurred.

Other Financial Items

Net other expense amounted to $59,100 in 2006 compared to $9,400 in 2005 due primarily to more cash discounts given pertaining to higher accounts receivable collections.

During 2006, the Company recorded interest income of $0.2 million compared to $0.1 million in 2005 as the Company earned interest from higher cash levels.  Interest expense rose to $20,400 in 2006 from $8,800 a year-ago as a result of the acquisition of National Cinema Service Corp.

The Company recorded income tax expense of $0.4 million in 2006 compared to $0.7 million in 2005.  The effective tax rate declined to 34.2% in 2006 compared to 38.5% a year-ago due primarily to the Company investing in more tax-free municipal bonds during 2006.

For the reasons outlined herein, the Company earned net income of $0.7 million and basic and diluted earnings per share of $0.05 in 2006 compared to net income of $1.1 million and basic and diluted earnings per share of $0.08 in 2005, respectively.

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2006.  The Company plans on renewing the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2006.  No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at June 30, 2006) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities rose to $3.4 million in 2006 from $2.4 million a year-ago, despite generating lower operating income.  The Company was able to increase cash flows by reducing accounts receivable balances by $2.6 million from the end of fiscal 2005.  In addition, the timing of income tax payments increased cash flow by an additional $1.0 million compared to 2005.  Certain items reduced cash flows including inventory purchases and bonus payments.  Inventories rose $0.9 million during the year due to a slowdown in demand and purchasing more digital projectors for sales purposes.  In addition, inventory at customer locations, but included in other current assets, rose $0.8 million as the Company has temporarily installed several digital projectors at customer locations for demonstration purposes.  Finally, the Company paid out $0.9 million in bonus payments accrued for at December 31, 2005.

Net cash used in investing activities amounted to $1.4 million in 2006 compared to $0.5 million in 2005.  The increase primarily pertains to the purchase of National Cinema Service Corp. for approximately $2.0 million, net of cash acquired.  The Company also purchased approximately $0.3 million of capital expenditures during 2006 and received proceeds from the sale of assets of $0.3 million.  Investing activities in 2005 primarily related to capital expenditures of $0.5 million.

Net cash provided by financing activities amounted to $0.4 million compared to $0.7 million in 2005.  The Company received proceeds of $0.2 million from its employee stock option plans in 2006, recorded a $0.2 million income tax benefit pertaining to these exercises and made debt payments of $20,000.  During 2005, the Company received proceeds of $0.7 million from its stock plans and made debt payments of $12,800.

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

Concentrations

The Company’s top ten customers accounted for approximately 49% of 2006 consolidated net revenues.  Trade accounts receivable from these customers represented approximately 48% of net consolidated receivables at June 30, 2006.  Sales to AMC Theatres, Inc. (“AMC”) represented over 10% of consolidated revenues.  In addition, receivables from AMC, NCS Corporation and Vari International each represented over 10% of net consolidated receivables at June 30, 2006.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.  In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable.  The Company sells product to a large number of customers in many different geographic regions.  To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition or uses letters of credit.

Increased competition also results in continued exposure to the Company.  If the Company loses market share or encounters more competition relating to the development of new technology for alternate means of motion picture presentation such as digital technology, the Company may be unable to lower its cost structure quickly enough to offset the lost revenue.  To counter these risks, the Company has initiated a cost and inventory reduction program, continues to streamline its manufacturing processes and is formulating a strategy to respond to the digital marketplace.  The Company also is focusing on a growth and diversification strategy to find alternative product lines to become less dependent on the theatre exhibition industry.  However, no assurances can be given that this strategy will succeed or that the Company will be able to obtain adequate financing to take advantage of potential opportunities.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases.  The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2006	Thereafter

Notes payable	$200,285	200,285	-
Long-term debt	29,800	14,900	14,900
Non-Competition Agreement	125,000	-	125,000
Postretirement benefits	254,044	4,750	249,294
Operating leases	114,770	29,188	85,582
Net contractual cash obligations	$723,899	249,123	474,776

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

2006 Outlook

The Company has begun to see evidence of the theatre exhibition industry’s expected transition to digital cinema during 2006.  Theatre owners are now evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  While the extent and timing of the impact to Ballantyne’s 2006 revenues and operations is currently unclear, management does expect revenues to continue to fall below 2005 levels the rest of fiscal 2006.  Digital cinema remains an important component of the Company’s long-term growth strategy, and it continues to work closely with its partner,

NEC Solutions (America), Inc., to launch this next generation technology within the exhibition industry.

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

Item 1A.  Risk Factors

Item 1A, “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K includes a detailed discussion of the Company’s risk factors.  There have been no material changes to the risk factors as previously disclosed in Item 1A of the Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 24, 2006.  There were issued and outstanding and entitled to vote at the Annual Meeting 13,530,031 shares of common stock.  There were present in person or by proxy, holders of record of shares of common stock representing 12,658,622 shares.  The following matters were voted upon:

Proposal No. 1 - Election of Directors:

The election of three nominees for the Board of Directors who will serve for a three-year term was voted on by the stockholders.  The Inspector of Election certified the following vote tabulations which reflect the three nominees receiving the higher number of affirmative votes of the shares represented in person or by proxy:

	For	Withheld
William F. Welsh II	12,100,597	558,025
Mark D. Hasebroock	11,547,927	1,110,695
Christopher E. Beach	12,618,208	40,414

Directors who did not stand for election at this meeting and whose term of office continued after the meeting are as follows:

John P. Wilmers
Marc E. LeBaron
Alvin Abramson

Proposal No. 2 - A proposal to amend the Company’s Certificate of Incorporation and Bylaws to elect Directors annually was voted on by the stockholders;

The Inspector of Election certified the following vote tabulations:

For	Against	Abstain
12,535,586	111,113	11,923

The proposal passed with more than a majority of the issued and outstanding shares 99% of the voted shares being voted “For” the proposal.

Item 6.  Exhibits

See the Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ballantyne of Omaha, Inc.

By:	/s/ John Wilmers	By:	/s/ Brad French
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date:August 14, 2006		Date:August 14, 2006

EXHIBIT INDEX

4.1	Asset Purchase Agreement between the Company and National Cinema Service Corp. dated June 30, 2006.•
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith