Form 10-Q
period 2006-09-30
BALLANTYNE OF OMAHA INC
filed 2006-11-14
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission File Number: 1-13906

BALLANTYNE OF OMAHA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4350 McKinley Street, Omaha, Nebraska	68112
(Address of Principal Executive Offices)	Zip Code

(402) 453-4444

(Registrant’s telephone number, including area code)

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

Large accelerated filer             ☐            Accelerated filer           ☐            Non-accelerated filer             ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 10, 2006
Common Stock, $.01, par value	13,710,934 shares

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,746,692	$19,628,348
Restricted cash	602,984	—
Accounts receivable (less allowance for doubtful accounts of $485,196 in 2006 and $420,223 in 2005)	7,729,413	7,821,085
Inventories, net	8,958,692	9,942,065
Deferred income taxes	1,431,440	1,247,609
Other current assets	1,102,023	430,411
Total current assets	40,571,244	39,069,518

Deferred income taxes	222,010	—
Property, plant and equipment, net	5,078,381	5,379,933
Goodwill, net	2,927,960	2,467,219
Other intangible assets, net	503,670	—
Other assets	19,257	19,257
Total assets	$49,322,522	$46,935,927

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$21,727	$27,761
Accounts payable	2,621,489	2,212,056
Warranty reserves	660,370	680,017
Accrued group health insurance claims	242,287	275,468
Accrued bonuses	68,250	983,235
Other accrued expenses	2,162,943	1,663,708
Customer deposits	160,142	536,724
Income tax payable	212,244	63,217
Total current liabilities	6,149,452	6,442,186

Long-term debt, net of current portion	—	14,609
Deferred income taxes	—	156,912
Other accrued expenses, net of current portion	430,020	324,715
Total liabilities	6,579,472	6,938,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share;
Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share;
Authorized 25,000,000 shares; issued 15,808,739 shares in 2006 and 15,495,336 shares in 2005	158,087	154,953
Additional paid-in capital	34,136,528	33,411,013
Retained earnings	23,763,889	21,746,993
	58,058,504	55,312,959
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	42,743,050	39,997,505
Total liabilities and stockholders’ equity	$49,322,522	$46,935,927

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$13,069,673	$14,260,237	$37,357,779	$39,813,700
Cost of revenues	10,875,149	10,203,994	29,100,160	28,675,874
Gross profit	2,194,524	4,056,243	8,257,619	11,137,826
Selling and administrative expenses:
Selling	718,213	699,485	2,157,917	2,055,394
Administrative	1,226,067	1,479,973	3,680,785	4,107,509
Total selling and administrative expenses	1,944,280	2,179,458	5,838,702	6,162,903
Gain (loss) on disposal of assets	(3,457)	(1,296)	37,546	8,704
Income from operations	246,787	1,875,489	2,456,463	4,983,627

Interest income	203,292	105,440	572,306	272,974
Interest expense	(11,676)	(8,433)	(40,118)	(25,913)
Other income (expense), net	11,775	18,847	(28,432)	(20,059)

Income before income taxes	450,178	1,991,343	2,960,219	5,210,629
Income tax expense	(75,465)	(762,298)	(943,323)	(1,978,409)
Net income	$374,713	$1,229,045	$2,016,896	$3,232,220

Basic earnings per share	$0.03	$0.09	$0.15	$0.24
Diluted earnings per share	$0.03	$0.09	$0.14	$0.23

Weighted average shares outstanding:
Basic	13,635,064	13,355,955	13,540,737	13,209,580
Diluted	14,029,604	13,955,817	14,007,988	13,903,081

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$2,016,896	$3,232,220
Adjustments to reconcile net income to net cash provided by operating activities.
Provision for doubtful accounts	86,288	(9,301)
Provision for inventory reserves	515,806	432,481
Depreciation of assets	807,902	834,850
Other amortization	23,557	23,488
Gain on sale of assets	(37,546)	(8,704)
Deferred income taxes	(562,753)	(27,246)
Share-based compensation	75,414	—
Excess tax benefits from stock options exercised	(371,350)	—
Changes in assets and liabilities, net of effect of business acquisition:
Accounts receivable	573,967	(3,374,616)
Inventories	582,860	112,836
Other current assets	(661,327)	(66,495)
Accounts payable	208,209	782,174
Warranty reserves	(19,647)	25,557
Accrued group health insurance claims	(33,181)	(55,579)
Accrued bonuses	(914,985)	274,791
Other accrued expenses	437,454	232,952
Customer deposits	(376,582)	67,009
Current income taxes	520,377	796,320
Other assets	—	4,500
Net cash provided by operating activities	2,871,359	3,277,237

Cash flows from investing activities:
Acquisition, net of cash acquired	(1,391,258)	—
Increase in restricted cash	(602,984)	—
Proceeds from sale of assets	265,401	19,334
Capital expenditures	(470,394)	(730,346)
Net cash used in investing activities	(2,199,235)	(711,012)

Cash flows from financing activities:
Payments on notes payable	(206,504)	—
Payments on long-term debt	(20,643)	(19,286)
Proceeds from exercise of stock options	302,017	832,907
Excess tax benefits from stock options exercised	371,350	—
Net cash provided by financing activities	446,220	813,621

Net increase in cash and cash equivalents	1,118,344	3,379,846
Cash and cash equivalents at beginning of period	19,628,348	14,031,984
Cash and cash equivalents at end of period	$20,746,692	$17,411,830

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

1.     Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc. and Strong Technical Services, Inc., design, develop, manufacture, service and distribute theatre equipment and lighting systems and distribute restaurant products.  The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, and the food service industry.  Refer to the Business Segment Section (note 14) for further information.

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

b.              Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

c.     Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts of $485,196 and $420,223 at September 30, 2006 and December 31, 2005, respectively.  This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account.  As such, these factors may change over time causing the reserve level to adjust accordingly.

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

k.     Restricted Cash

The Company had restricted cash in the amount of $602,984 at September 30, 2006 pertaining to the acquisition of National Cinema Service Corp. (NCSC) that was placed in escrow for potential contingent payments to the seller.  See Note 3 to the Consolidated Financial Statements for further detail regarding the acquisition of NCSC.

l.      Earnings Per Common Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding.  Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options.  The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Income applicable to common stock	$374,713	$1,229,045	$2,016,896	$3,232,220
Weighted average common shares outstanding	13,635,064	13,355,955	13,540,737	13,209,580
Basic earnings per share	$0.03	$0.09	$0.15	$0.24

Diluted earnings per share:
Income applicable to common stock	$374,713	$1,229,045	$2,016,896	$3,232,220
Weighted average common shares outstanding	13,635,064	13,355,955	13,540,737	13,209,580
Assuming conversion of options outstanding	394,540	599,862	467,251	693,501
Weighted average common shares outstanding, as adjusted	14,029,604	13,955,817	14,007,988	13,903,081
Diluted earnings per share	$0.03	$0.09	$0.14	$0.23

At September 30, 2006 and 2005, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share were outstanding, but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 as the options’ exercise price was greater than the average market price of the common shares.  These options expire between January 2007 and May 2010.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 include: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

Options

The Company currently maintains a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) and a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which have been approved by the Company’s stockholders.  The Company also maintained a 1995 Employee Stock Option Plan and a 1995 Directors Stock Option Plan which both expired in 2005, however, there are outstanding stock options remaining under these two expired plans.

All past and future grants under the Company’s stock option plans were granted at prices based on the fair market value of the Company’s common stock on the date of grant.  The outstanding options generally vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date.

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

A total of 1,105,690 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans for directors at September 30, 2006.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option.  The Company has not and is not expected to pay cash dividends in the future.  The Company granted 47,250 and 70,875 stock options under the 2005 and 1995 Outside Directors plans during the nine months ended September 30, 2006 and 2005, respectively.  All stock options granted during 2006 and 2005 were granted during the second quarter of the particular year.

The fair value of option grants during the nine months ended September 30, 2006 and 2005 was estimated using the following weighted average assumptions:

	2006	2005

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.97%	3.82%
Expected volatility	48.9%	37.6%
Expected life (in years)	4	5

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2006 as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value

Outstanding at January 1, 2006	987,078	$2.86
Granted	47,250	$4.25
Exercised	(313,403)	$0.96
Forfeited	—	$—
Outstanding at September 30, 2006	720,925	$3.77	3.55	$1,474,683

Exercisable at September 30, 2006	665,800	$3.72	3.49	$1,474,053

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2006.  The total intrinsic value for options exercised during the three and nine months ended September 30, 2006 was $626,100 and $1,062,417, respectively.  The total intrinsic value for options exercised during the three and nine months ended September 30, 2005 was $131,890 and $907,420, respectively.  The weighted average grant date fair value of options granted in the nine months ended September 30, 2006 and 2005 was $1.86 and $2.29, respectively.

Cash received from option exercises under all plans for the nine months ended September 30, 2006 and 2005 was $302,017 and $832,907, respectively.  The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $371,350 and $291,438 for nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding at September 30, 2006			Options Exercisable at September 30, 2006
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		remaining	exercise		remaining	exercise
Range of option	Number	contractual	price per	Number	contractual	price per
exercise price	of options	life	option	of options	life	option
$0.36 to 1.19	404,875	4.64	$0.63	404,875	4.64	$0.63
4.25 to 4.75	118,125	4.07	4.55	63,000	3.92	4.63
7.30 to 11.43	197,925	1.01	9.74	197,925	1.01	9.74
$0.36 to 11.43	720,925	3.55	$3.77	665,800	3.49	$3.72

As of September 30, 2006, the total unrecognized compensation cost related to stock option awards was $109,266 and is expected to be recognized over a weighted average period of approximately 13 months.

The following table summarizes information regarding non-vested stock options granted for the nine months ended September 30, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	Outstanding	per Share

Non-vested at January 1, 2006	47,250	$2.29
Granted	47,250	$1.86
Vested	(39,375)	$2.12
Forfeited	—	—
Non-vested at September 30, 2006	55,125	$2.04

The weighted-average grant date fair value of non-vested stock options granted during the nine months ended September 30, 2006 and 2005, was $1.86 and $2.29, respectively.  There were no options granted during the three months ended September 30, 2006 and 2005.  As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $60,796 and is expected to be recognized over a weighted average period of 15 months.

Restricted Stock Plan

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan.  Under terms of the plan, the compensation committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards.  The total number of shares reserved for issuance under the plan is 250,000 shares. There have been no shares issued under the plan since inception.  The plan expires in September 2010.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower.  Purchases are made through payroll deductions of up to 10% of each participating employee’s salary.  The number of shares that can be purchased by participants in any offering period is 2,000 shares.  Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period.  At September 30, 2006, 150,000 shares of common stock remained available for issuance under the Plan.  The Plan expires in September 2010.  The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $1.79 using the Black-Scholes option-pricing model made with the following weighted average assumptions:  risk-free interest rate - 4.91%, dividend yield - 0%, expected volatility - 36.3% and expected life in years - 1.  At September 30, 2006, the total unrecognized estimated compensation cost was $2,237 which is expected to be recognized over a period of 1 month.

Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three and nine months ended September 30, 2006 for share-based compensation related to employees and directors.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2006	2006

Total cost of share-based compensation included in selling and administrative expenses, before income tax	$27,470	$75,414
Amount of income tax benefit recognized	(10,322)	(23,306)
Amount charged against net income	$17,148	$52,108

Impact on earnings per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

There were no amounts relating to share-based compensation capitalized in inventory during the three and nine months ended September 30, 2006.

Pro Forma Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25.  Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net income, as reported	$1,229,045	$3,232,220
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(10,236)	(47,237)
Pro forma net income	$1,218,809	$3,184,983

Earnings per share:
Basic-as reported	$0.09	$0.24
Basic-pro forma	$0.09	$0.24
Diluted-as reported	$0.09	$0.23
Diluted-pro forma	$0.09	$0.23

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.1 million at September 30, 2006.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

o.     Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair.  The warranty period is extended under certain circumstances and for certain products.  The Company accrues for these costs at the time of sale or repair, or when events dictate that additional accruals are necessary.

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$705,247	$596,043	$680,017	$668,268
Charged to expense	33,217	121,694	148,719	207,421
Amounts written off, net of recoveries	(78,094)	(23,912)	(168,366)	(181,864)
Balance at end of period	$660,370	$693,825	$660,370	$693,825

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

s.     Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment.  During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska.  The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s.  During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter.  The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup.  In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance.  In connection with the AOC, the Company has paid its share of the costs.  At September 30, 2006, the Company has provided for management’s estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

t.      Concentrations

The Company’s top ten customers accounted for approximately 45% of 2006 consolidated net revenues.  Trade accounts receivable from these customers represented approximately 54% of net consolidated receivables at September 30, 2006.  Sales to AMC Theatres, Inc. represented over 10% of consolidated revenues.  In addition, receivables from Regal Cinemas represented over 10% of net consolidated receivables at September 30, 2006.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

u.     Adoption of New Accounting Pronouncements

During 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets” which eliminates the exception to the fair-value principle for exchanges of “similar productive assets,” which had been accounted for based on the book value of the asset surrendered with no gain recognition. Nonmonetary exchanges have to be accounted for at fair-value, recognizing any gain or loss, if the transactions meet the commercial-substance criterion and fair-value determinable.  The Statement reduces the differences between U.S. and international accounting standards.  This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company adopted this Statement in the first quarter of fiscal 2006 and the pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The FASB has adopted SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.”  The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage.  SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In March 2005, the FASB issued Financial Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005.  The Company adopted FIN 47 during the first quarter of 2006 and such adoption did not impact the Company’s consolidated results of operations or financial position.

v.     Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the impact FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet completed its evaluation of the impact of adopting SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB No. 108”).  SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  SAB No. 108 is effective for the first annual period ending after November 15, 2006.  The Company does not expect that the adoption of SAB 108 will have a material effect on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending December 31, 2006. The Company is in the process of evaluating SFAS No. 158.

3.     Acquisition of National Cinema Service Corp.

On May 31, 2006, the Company acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). The results of NCSC’s operations have been included in the consolidated financial statements from the acquisition date through the reporting period ending September 30, 2006. NCSC is a national provider of cinema services including film and digital projector maintenance, repair, equipment installations, site surveys and other theatre services and has a reputation for quality work, responsiveness and an experienced technical team. As a result of the acquisition, Strong Technical Services, Inc., a wholly-owned subsidiary of Ballantyne, will form a core business established to service the digital and film cinema marketplace.

The total purchase price of NCSC was $1.7 million including cash acquired. The Company has entered into an agreement to pay the former owner of NCSC, $150,000 in consideration over a five year period from the date of closing of which $25,000 was paid at closing with the remaining $125,000 being placed in escrow. The payments are contingent upon the satisfaction of the requirement to not compete with the Company in the cinema service business over a five-year period.  The purchase price excludes an additional $0.5 million of restricted funds that were placed in escrow for contingent payments.  These contingencies relate to certain aged accounts receivable, inventories deemed to have a heightened risk of becoming obsolete and certain contingent sales tax liabilities.  These funds will become due and payable to the seller upon satisfaction of terms as identified in the purchase agreement.

Funds for the purchase were provided by internally generated cash flows.  Direct transaction costs were not material to the transaction.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company’s management based on information currently available, assumptions as to future operations and preliminary independent appraisals.  Based on the preliminary analysis, $135,962 was assigned to a non-compete agreement entered into with the former owner of NCSC and will be amortized over the five-year life of the agreement. The remaining $391,265 of acquired intangible assets is subject to amortization using an estimated useful life not exceeding 9 years.  The allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash acquired	$313,941
Other current assets	694,161
Property and equipment	263,811
Amortizable intangible assets	527,227
Goodwill	460,741
Total assets acquired	2,259,881
Current liabilities	(465,954)
Non-current liabilities	(88,728)
Total liabilities assumed	(554,682)
Net assets acquired	$1,705,199

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is expected to be deductible for tax purposes.

The following tables summarize the unaudited pro forma results of operations for the three months and nine months ended September 30, 2006 as if NCSC had been combined as of the beginning of the year. In addition, the tables summarize the unaudited results of operations for comparable periods ended September 30, 2005 as if NCSC has been combined at the beginning of that period.

The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$13,069,673	$15,992,760	$39,864,554	$44,934,408
Earnings before taxes	450,178	2,010,434	3,211,887	5,284,892
Net income	374,713	1,240,438	2,180,871	3,277,151
Basic earnings per common share	0.03	0.09	0.16	0.25
Diluted earnings per common share assuming dilution	0.03	0.09	0.16	0.24

4.     Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2006 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value

Balance as of January 1, 2006	$3,720,743	(1,253,524)	2,467,219
Acquisition of National Cinema Service Corp.	460,741	—	460,741
Balance as of September 30, 2006	$4,181,484	(1,253,524)	2,927,960

5.     Intangible Assets

Amortizable intangible assets consist of the following:

		Accumulated	Net Book
	Cost	Amortization	Value

Customer relationships	$391,265	(14,492)	376,773
Non-competition agreement	135,962	(9,065)	126,897
	$527,227	$(23,557)	503,670

The intangible assets were recorded pursuant to the purchase of National Cinema Service Corp. during June of 2006.

The Company recorded amortization expense related to identifiable intangible assets of $23,557 for the three and nine months ended September 30, 2006, respectively, as compared to $3,354 and $23,488 for the three and nine months ended September 30, 2005, respectively.

6.     Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors.  The sale amounted to $780,000 of which 25% was due upon installation and was collected.  The remaining amounts are due over a 5-year period at an 8% interest rate.  At September 30, 2006, $568,909 is due from Digital Link.  Only the down payment of $195,000 and $16,091 of payments received on the note receivable during the third quarter were recorded as revenue during the nine months ended September 30, 2006 with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from Digital Link can be reasonably assured.  The costs incurred with the sale of projectors to Digital Link were expensed during the nine months ended September 30, 2006 with no future associated costs to be incurred.

7.     Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005

Raw materials and components	$6,418,043	$7,008,791
Work in process	1,069,362	1,339,323
Finished goods	1,471,287	1,593,951
	$8,958,692	$9,942,065

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,181,000 and $1,138,000 as of September 30, 2006 and December 31, 2005, respectively.

8.     Property, Plant and Equipment

Property, plant and equipment include the following:

	September 30,	December 31,
	2006	2005

Land	$343,500	$343,500
Buildings and improvements	4,699,981	4,699,981
Machinery and equipment	9,121,532	9,511,671
Office furniture and fixtures	2,411,931	2,251,428
	16,576,944	16,806,580
Less accumulated depreciation	11,498,563	11,426,647
Net property, plant and equipment	$5,078,381	$5,379,933

Depreciation expense amounted to $257,506 and $807,902 for the three and nine months ended September 30, 2006, respectively, as compared to $271,379 and $834,850 for the three and nine months ended September 30, 2005, respectively.

9.     Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007.  The Company expects to renew the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2006.  No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at September 30, 2006) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

In connection with the acquisition of National Cinema Service Corp., the Company assumed notes payable in the amount of $206,504 pertaining to certain acquired automobiles.  The notes have various interest rates and terms and were paid off in July 2006.

Long-term debt at September 30, 2006 consisted of installment payments relating to the purchase of certain intangible assets.  Future maturities of long-term debt for the remainder of fiscal 2006 and the remaining years are as follows:  2006: $7,119 and 2007: $14,608.

10. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine Months September 30,
	2006	2005

Interest paid	$10,467	$7,325
Income taxes paid	$985,699	$1,209,335
Income tax benefit related to stock option plans	$371,350	$291,438
Share-based compensation expense related to liability classified awards	$20,132	$—
Share-based compensation expense related to equity classified awards	$55,282	$—

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

12.  Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses.  The Company’s policy is to fund the cost of the Plan as expenses are incurred.  The costs of the postretirement benefits are accrued over the employees’ service lives.

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service cost	$3,116	$3,051	$9,348	$9,153
Interest cost	6,083	6,196	18,249	18,588
Amortization of prior-service cost	6,717	6,718	20,153	20,154
Amortization of loss	—	934	—	2,802
Net periodic benefit cost	$15,916	$16,899	$47,750	$50,697

The Company expects to pay $6,045 under the plan in 2006. As of September 30, 2006, benefits of $2,287 have been paid.

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

13.  Self-Insurance

The Company is self-insured up to certain loss limits for group health insurance.  Accruals for claims incurred but not paid as of September 30, 2006 and December 31, 2005 are included in accrued group health insurance claims in the accompanying consolidated balance sheets.  The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

14.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2006, the Company’s operations were conducted principally through three business segments: Theatre, Lighting and Restaurant.  Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment.  The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.  The restaurant segment includes the manufacture and sale of replacement parts and the sale of seasonings, marinades and barbeque sauces.  The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue
Theatre	$12,246,608	$13,228,282	$34,310,747	$36,806,106
Lighting	634,817	822,404	2,493,761	2,359,449
Restaurant	188,248	209,551	553,271	648,145
Total net revenue	$13,069,673	$14,260,237	$37,357,779	$39,813,700

Gross profit
Theatre	$1,923,885	$3,695,022	$7,272,046	$10,082,395
Lighting	188,288	270,161	748,956	760,531
Restaurant	82,351	91,060	236,617	294,900
Total gross profit	2,194,524	4,056,243	8,257,619	11,137,826
Selling and administrative expenses	(1,944,280)	(2,179,458)	(5,838,702)	(6,162,903)
Gain (loss) on sale of assets	(3,457)	(1,296)	37,546	8,704
Operating income	246,787	1,875,489	2,456,463	4,983,627
Net interest income	191,616	97,007	532,188	247,061
Other income (expense), net	11,775	18,847	(28,432)	(20,059)
Income before income taxes	$450,178	$1,991,343	$2,960,219	$5,210,629

Expenditures on capital equipment
Theatre	$180,214	$184,614	$456,180	$695,744
Lighting	2,039	7,615	14,214	34,602
Total	$182,253	$192,229	$470,394	$730,346

Depreciation and amortization
Theatre	$275,755	$270,088	$785,035	$821,750
Lighting	5,308	4,645	46,424	36,588
Total	$281,063	$274,733	$831,459	$858,338

Gain on sale of assets
Theatre	$(3,457)	$(1,992)	$35,746	$8,008
Lighting	—	696	1,800	696
Total	$(3,457)	$(1,296)	$37,546	$8,704

	At September 30, 2006	At December 31, 2005
Identifiable assets
Theatre	$44,859,920	$42,866,118
Lighting	3,752,587	3,382,738
Restaurant	710,015	687,071
Total	$49,322,522	$46,935,927

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue
United States	$9,086,921	$11,185,760	$27,312,098	29,416,083
Canada	159,842	171,584	578,812	531,913
Asia	2,499,440	1,465,628	5,558,366	4,734,112
Mexico and South America	665,998	1,206,656	2,597,075	3,954,120
Europe	656,536	226,812	1,256,854	1,124,699
Other	936	3,797	54,574	52,773
Total	$13,069,673	$14,260,237	$37,357,779	$39,813,700

	At September 30, 2006	At December 31, 2005
Identifiable assets
United States	$47,639,589	$44,910,526
Asia	1,682,933	2,025,401
Total	$49,322,522	$46,935,927

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

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it is against its policy to disclose to them any material non-public information or other confidential information.  Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.  Furthermore, the Company currently has a policy against issuing or confirming financial forecast or projections issued by others.  Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Overview

The Company designs, develops, manufactures and distributes commercial motion picture equipment and lighting systems and also distributes restaurant products.  The Company business was founded in 1932.

The Company has three reportable core operating segments:  theatre, lighting and restaurant.  Approximately 92% of year-to-date 2006 revenues were theatre products, 7% were lighting products and 1% were restaurant products.

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

At September 30, 2006, there were approximately $8.2 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts.  At December 31, 2005, there were approximately $8.2 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments.  If economic conditions deteriorate significantly or if one of the Company’s large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead.  The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value.  Inherent in the estimates of net realizable values are management’s estimates related to the Company’s future manufacturing schedules, customer demand and the development of digital technology, which could make the Company’s theatre products obsolete, among other items.  Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks.  At September 30, 2006 the Company had recorded gross inventory of approximately $10.2 million and $1.2 million of inventory reserves.  This compared to $11.0 million and $1.1 million, respectively, at December 31, 2005.

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

At September 30, 2006, the warranty accrual amounted to $0.7 million and the amount charged to expense for the three and nine months ending September 30, 2006 was approximately $33,000 and $149,000, respectively.  At September 30, 2005, the warranty accrual amounted to $0.7 million and the amount charged to expense for the three and nine months ending September 30, 2005 was approximately $122,000 and $207,000, respectively.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.1 million at September 30, 2006.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

In accordance with SFAS No. 142, the Company evaluates its goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist.  The Company has evaluated its goodwill for impairment in the fourth quarter of fiscal 2005 and determined that the fair value of the reporting units exceeded their carrying value, so no impairment of goodwill was recognized.  Goodwill of approximately $2.9 and $2.5 million is included in the consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively.  Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.  The Company has recorded stock compensation expense of $27,470 and $75,414 for the three and nine months ended September 30, 2006, respectively.

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

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues

Net revenues during the first nine months of 2006 decreased to $37.4 million from $39.8 million in 2005.  As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Nine Months Ended September 30,
	2006	2005

Theatre	$34,310,747	$36,806,106
Lighting	2,493,761	2,359,449
Restaurant	553,271	648,145
Total net revenues	$37,357,779	$39,813,700

Theatre Segment

Sales of theatre products decreased 6.8% from $36.8 million in 2005 to $34.3 million in 2006 due to lower demand for analog projection equipment which decreased to $20.3 million in 2006 from $25.9 million in 2005, a decrease of 21.6%.  The Company has begun to see the theatre exhibition industry’s transition to digital cinema and theatre owners appear to be evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  While digital cinema remains a critical component of the Company’s long-term growth strategy, management is unsure how the transition will affect future revenues but do expect revenues to continue to fall short of 2005 levels during the fourth quarter of fiscal 2006.  Sales of digital projection equipment and accessories amounted to $0.7 million in 2006.  There were no such sales a year-ago.

During 2006, the Company entered the service and maintenance side of the theatre industry with the acquisition of National Cinema Service Corp. (NCSC).  This business was rolled into a wholly-owned subsidiary named Strong Technical Services, Inc. (STS).  Revenues generated since the acquisition effective date of May 31, 2006 have amounted to $1.7 million of which $0.6 million were parts revenues and $1.1 million were service revenues.

Sales of xenon lamps rose 28.9% in 2006 to $4.4 million from $3.4 million a year-ago primarily a result of the Company gaining market share and a general improvement of the theatre exhibition industry. The uncertainty regarding digital cinema has not impacted lamp sales as they are a necessary replacement item for projectors in service.

Sales of lenses declined 31.2% in 2006 to $1.6 million from $2.4 million a year-ago.  The decrease pertains to fewer sales of projectors and a general decrease in demand.  Management believes the sales should rise to more normal levels in the fourth quarter.

Revenues from theatre replacement parts amounted to $6.2 million in 2006 compared to $5.1 million in 2005.  As with lamp sales, the uncertainty regarding digital cinema has not yet impacted part sales as they are a necessary maintenance item needed to keep film projectors operating properly.  In addition, the acquisition of NCSC generated $0.6 million of replacement part sales.

The Company’s top ten theatre customers accounted for approximately 50% of total theatre revenues compared to 55% a year-ago and 54% a quarter-ago.

Lighting Segment

Sales of lighting products rose 5.7% to $2.5 million in 2006 from $2.4 million a year-ago.  The increase primarily resulted from a $0.2 million sale of 10K lights to be used by NASA.  Spotlight sales declined to $1.0 million in 2006 from $1.1 million in 2005.  Sales of Sky-trackers and replacement parts were comparable to a year-ago at $0.4 million each, respectively.

Sales of all other lighting products, including but not limited to, xenon lamps and nocturns were also comparable to 2005 at approximately $0.5 million, respectively.

Restaurant Segment

Sales of restaurant products amounted to approximately $0.6 million in both 2006 and 2005 periods.

Export Revenues

Sales outside the United States (mainly theatre sales) declined to $10.0 million in 2006 from $10.4 million in 2005 resulting primarily from a decline in business in South America.  The decline pertains to lower demand for theatre products coupled with increased competition from companies selling used equipment in that region.  The Company did experience higher demand in Asia with sales rising from $4.7 million in 2005 to $5.6 in 2006.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $8.3 million in 2006 from $11.1 million in 2005 and as a percent of revenue declined to 22.1% from 28.0% in 2005 due to the reasons discussed below.

Gross profit in the theatre segment fell to $7.3 million in 2006 from $10.1 million in 2005 and as a percentage of sales declined to 21.2% from 27.4% a year-ago.  The results primarily reflect lower production demand in the manufacturing plant in Omaha which resulted in certain manufacturing inefficiencies and the Company not covering fixed overhead costs in a productive manner.  The Company has reduced production personnel and is working towards bringing in other products to manufacture to offset expected lower demand for analog projectors in the future which will substantially reduce production demand in the Company’s plants in Omaha, Nebraska and Fisher, Illinois.  Margins were also dampened by the deferral of revenue recognition and the expensing of the entire cost of certain digital projectors that were sold and financed by Ballantyne in the quarter.  Only the payments received on this sale were recorded as revenue in the period.  This accounting treatment was driven by the fact that the collection of the remaining payments over five years were not reasonably assured primarily due to the uncertainties surrounding the long-term nature of the contract and other items.  As future payments are received related to this agreement, revenue will be recognized with no associated cost.

Gross profit in the lighting segment decreased to $0.7 million in 2006 compared to $0.8 million in 2005 and as a percent of revenues fell to 30.0% from 32.2% a year-ago.  The results reflect manufacturing inefficiencies as the decline in theatre projection equipment sales had a ripple effect throughout the manufacturing plant in Omaha.

Restaurant margins were approximately $0.2 million in 2006 compared to $0.3 million in 2005 and as a percent of revenues fell to 42.8% from 45.5% a year-ago.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $5.8 million in 2006 from $6.2 million in 2005 but as a percent of revenue increased to 15.6% in 2006 from 15.5% in 2005.

Administrative costs decreased to $3.7 million or 9.9% of revenue compared to $4.1 million or 10.3% a year-ago.  The decrease in administrative costs primarily pertains to the lack of bonus expense as management is not meeting certain financial targets.  Other administrative expenses have risen compared to 2005 and include those pertaining to legal, severance, compliance and compensation costs.  The legal costs come from the settlement of an asbestos case during the first quarter while the severance costs relate to planned workforce reductions also incurred in the first quarter.  Compliance costs pertain to filing more regulatory reports in multiple states while higher compensation costs relate to accounting for SFAS 123R and higher health insurance costs.

Selling expenses rose to $2.2 million in 2006 from $2.1 in 2005 and as a percent of revenues rose to 5.8% from 5.2% a year-ago as the majority of the Company’s selling expenses do not necessarily rise and fall with revenue levels.

Other Financial Items

Net other expense amounted to $28,400 in 2006 compared to $20,100 in 2005 due to higher cash discounts given in 2006 related to higher accounts receivable collections.

During 2006, the Company recorded interest income of $0.6 million compared to $0.3 million a year-ago as the Company earned interest from higher cash levels.  Interest expense rose to $40,100 in 2006 from $25,900 a year-ago due primarily to the acquisition of National Cinema Service Corp.

The Company recorded income tax expense of $0.9 million in 2006 compared to $2.0 million in 2005.  The effective tax rate declined to 31.9% in 2006 compared to 38.0% a year-ago due primarily to the Company investing in more tax-free municipal bonds during 2006 and taking advantage of the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 which allows for a special deduction as incentive for U.S. qualified production activities.

For the reasons outlined herein, the Company earned net income of $2.0 million and basic and diluted earnings per share of $0.15 and $0.14 in 2006, respectively, compared to net income of $3.2 million and basic and diluted earnings per share of $0.24 and $0.23 a year-ago, respectively.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues

Net revenues during the three months ended September 30, 2006 decreased to $13.1 million from $14.3 million during the three months ended September 30, 2005.  As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Three Months Ended September 30,
	2006	2005

Theatre	$12,246,608	$13,228,282
Lighting	634,817	822,404
Restaurant	188,248	209,551
Total net revenues	$13,069,673	$14,260,237

Theatre Segment

Sales of theatre products decreased 7.4% from $13.2 million in 2005 to $12.3 million in 2006 due to lower demand for projection equipment which decreased to $7.0 million in 2006 from $9.6 million in 2005, a decrease of 27.8%.  The Company has begun to see the theatre exhibition industry’s transition to digital cinema and theatre owners appear to be evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  While digital cinema remains a critical component of the Company’s long-term growth strategy, management is unsure how the transition will affect future revenues but do expect revenues to continue to fall short of 2005 levels during the remainder of 2006.  Sales of digital projection equipment and accessories amounted to $0.4 million in 2006.  There were no such sales a year-ago.

During 2006, the Company entered the service and maintenance side of the theatre industry with the acquisition of National Cinema Service Corp. (NCSC).  This business was rolled into a wholly-owned subsidiary of the Company named Strong Technical Services, Inc. (STS).  Revenues generated from STS have amounted to $1.3 million of which $0.5 million were parts revenues and $0.8 million were service revenues.

Sales of lenses declined 51.6% to $0.4 million compared to $0.9 million in 2005.  The decrease pertains to fewer sales of projectors and a general decrease in demand.  Management believes that sales should rise to more normal levels in the fourth quarter.

Revenues from theatre replacement parts and services amounted to $2.2 million in 2006 compared to $1.6 million in 2005.  Part sales have not been impacted by the uncertainty in the industry as theatres are still using film projectors for the most part and these parts are necessary to keep the projection equipment operating properly.  In addition, the acquisition of National Cinema Service Corp. generated $0.5 million of parts sales.

Sales of xenon lamps rose 32.2% in 2006 to $1.5 million from $1.1 million a year-ago primarily a result of the Company gaining market share and a general improvement of the theatre exhibition industry. As with replacement parts, sales of lamps have not been impacted by the uncertainty regarding digital cinema as they are a necessary item to keep the projection equipment operating effectively.

The Company’s top ten theatre customers accounted for approximately 43% of total theatre revenues compared to 68% a year-ago.

Lighting Segment

Sales of lighting products declined to $0.6 million from $0.8 million a year-ago.  The decrease primarily resulted from spotlight sales which declined to $0.2 million during the quarter from $0.4 million a year-ago.  Sales of Sky-trackers also declined during the quarter from $0.2 million in 2005 to $0.1 million in 2006.  Replacement parts were steady at $0.1 million for both periods.  Sales of all other lighting products rose to $0.2 million in 2006 from $0.1 million a year-ago primarily a result of selling more resale items not manufactured by the Company.

Restaurant Segment

Sales of restaurant products amounted to $0.2 million in both 2006 and 2005 as sales of both replacement parts and marinades were comparable to last year.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $4.0 million in 2006 from $3.1 million in 2005, primarily due to higher demand in Asia with sales rising from $1.5 million in 2005 to $2.5 million in 2006. The Company did experience a decline in business in South America resulting from a combination of lower demand and more competition from used equipment dealers.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $2.2 million in 2006 from $4.1 million in 2005 and as a percent of revenue declined to 16.8% from 28.4% in 2005.

Gross profit in the theatre segment fell to $1.9 million in 2006 from $3.7 million in 2005 and as a percentage of sales declined to 15.7% from 27.9% a year-ago.  The results reflect lower production demand in the manufacturing plant in Omaha which resulted in certain manufacturing inefficiencies and the Company not covering fixed overhead costs in as profitable a manner.  The Company has reduced production personnel and is working towards bringing in other products to manufacture to offset expected lower demand for analog projectors in the future, which will substantially reduce production demand in the Company’s plants in Omaha, Nebraska and Fisher, Illinois.  Margins were also dampened by the deferral of revenue recognition and the expensing of the entire cost of certain digital projectors that were sold and financed by Ballantyne in the quarter.  Only payments received on this sale were recorded as revenue in the period.  This accounting treatment was driven by the fact that the collection of the remaining payments over five years were not reasonably assured primarily due to the uncertainties surrounding the long-term nature of the contract and other items.  As future payments are received related to this agreement, revenue will be recognized with no associated cost.

Gross profit in the lighting segment amounted to $0.2 million in 2006 compared to $0.3 million in 2005 and as a percent of revenues fell to 29.7% from 32.9%.  The results reflect manufacturing inefficiencies as the decline in theatre projection equipment sales had a ripple effect throughout the manufacturing plant in Omaha.

Restaurant margins amounted to approximately $0.1 million for both the 2006 and 2005 periods.  The results were expected as the Company is now only selling coater, marinades and replacement parts.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $1.9 million in 2006 compared to $2.2 million in 2005 and as a percent of revenue declined to 14.9% from 15.3% in 2005.

Administrative costs declined to $1.2 million or 9.4% of revenue compared to $1.5 million or 10.4% a year-ago.  The reduction in expense is primarily due to lower bonus expense as management is not meeting the necessary financial targets to trigger payments under its bonus plans.

Selling expenses amounted to $0.7 million in both 2006 and 2005 periods but as a percent of revenues increased to 5.5% from 4.9% a year-ago.  The increase as a percent of revenues resulted from fixed selling costs not falling in line with revenue levels.

Other Financial Items

Net other income amounted to $11,800 in 2006 compared to net other expense of $18,800 in 2005.

During 2006, the Company recorded interest income of $0.2 million compared to $0.1 million in 2005 as the Company earned interest from higher cash levels.  Interest expense rose to $11,700 in 2006 from $8,400 a year-ago as a result of the acquisition of National Cinema Service Corp.

The Company recorded income tax expense of $0.1 million in 2006 compared to $0.8 million in 2005.  The effective tax rate declined to 16.8% in 2006 compared to 38.3% a year-ago due primarily to the Company investing in more tax-free municipal bonds during 2006 and taking advantage of the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 which allows for a special deduction as incentive for U.S. qualified production activities.

For the reasons outlined herein, the Company earned net income of $0.4 million and basic and diluted earnings per share of $0.03 in 2006, respectively, compared to net income of $1.2 million and basic and diluted earnings per share of $0.09 in 2005, respectively.

Liquidity and Capital Resources

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007.  The Company plans on renewing the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2006.  No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at September 30, 2006) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Net cash provided by operating activities declined to $2.9 million in 2006 from $3.3 million a year-ago.  The decrease pertains to lower operating income, more other current assets, fewer customer deposits and bonus payments.  Inventory at customer locations, but included in other current assets, rose $0.7 million as the Company has temporarily installed several digital projectors at customer locations for demonstration and testing purposes.  In addition, cash received from customers in advance of the sales revenue (customer deposits) declined $0.4 million from year-end.  Finally, the Company paid out $0.9 million in bonus payments accrued for at December 31, 2005.  The Company was able to increase cash flows by reducing accounts receivable and inventory balances by $0.6 million each, respectively.  In addition, the timing of income tax payments increased cash flow by an additional $0.5 million compared to 2005.

Net cash used in investing activities amounted to $2.2 million in 2006 compared to $0.7 million in 2005.  The increase primarily pertains to the purchase of National Cinema Service Corp. for approximately $1.4 million, net of cash acquired.  The Company also incurred approximately $0.5 million of capital expenditures during 2006 and received proceeds from the sale of assets of $0.3 million.  Investing activities in 2005 primarily related to capital expenditures of $0.7 million.

Net cash provided by financing activities amounted to $0.4 million compared to $0.8 million in 2005.  The Company received proceeds of $0.3 million from its stock option plans in 2006, recorded a $0.4 million income tax benefit pertaining to these plans and made debt payments of $0.2 million.  The debt payments resulted primarily from paying off certain notes payable pertaining to the National Cinema Service acquisition.  During 2005, the Company received proceeds of $0.8 million from its stock plans and made debt payments of $19,300.

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

Concentrations

The Company’s top ten customers accounted for approximately 45% of 2006 consolidated net revenues.  Trade accounts receivable from these customers represented approximately 54% of net consolidated receivables at September 30, 2006.  Sales to AMC Theatres, Inc. represented over 10% of consolidated revenues.  In addition, receivables from Regal Cinemas represented over 10% of net consolidated receivables at September 30, 2006.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.  In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases.  The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2006	Thereafter

Long-term debt	$22,350	7,450	14,900
Non-Competition Agreement	125,000	—	125,000
Postretirement benefits	253,052	3,758	249,294
Operating leases	99,999	14,417	85,582
Net contractual cash obligations	$500,401	25,625	474,776

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

2006 Outlook

The Company is seeing evidence of the theatre exhibition industry’s expected transition to digital cinema during 2006.  Theatre owners are now evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  While the extent and timing of the impact to Ballantyne’s 2006 revenues and operations is currently unclear, management does expect revenues to continue to fall below 2005 levels during the fourth quarter of 2006.  Digital cinema remains an important component of the Company’s long-term growth strategy, and it continues to work closely with its partner, NEC Solutions (America), Inc., to launch this next generation technology within the exhibition industry.

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

See the Exhibit Index on page 39.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ BRAD FRENCH
	John Wilmers, President, Chief Executive Officer, and Director		Brad French, Secretary/Treasurer and Chief Financial Officer
Date:	November 13, 2006	Date:	November 13, 2006

EXHIBIT INDEX

4.2.5	Fifth Amendment to the Revolving Credit Agreement dated August 28, 2006 between the Company and First National Bank of Omaha. •

4.2.6	Consent and Waiver Agreement dated September 29, 2006 between the Company and First National Bank of Omaha. •

10.1	Definitive Agreement between the Company and NEC Viewtechnology Ltd.•

10.2	Equipment Purchase Agreement between the Company and Digital Link LLC. •

10.2.1	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link LLC. •

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith