Form 10-K
period 2006-12-31
BALLANTYNE OF OMAHA INC
filed 2007-04-02
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No. 1-13906

Ballantyne of Omaha, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4350 McKinley Street, Omaha, Nebraska	68112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:         (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the American Stock Exchange on June 30, 2006 was approximately $50.7 million. The Company does not have any non-voting common equity.

As of March 16, 2007, 13,800,584 shares of common stock of Ballantyne of Omaha, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2007 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

PART I.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report on Form 10-K are “forward-looking” in nature, as defined in the Private Litigation Reform Act of 1995, which involve uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for our products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support our future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations.

PART I

Item 1. Business

(a) General Description of Business

General

We are a manufacturer, distributor and service provider to the theatre exhibition industry on a worldwide basis. Through our Strong® trademark, we can fully outfit and automate a theatre projection booth. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment lighting division. Finally, we provide replacement parts, marinades and breading products to the food service industry.

We are a Delaware Corporation and maintain our corporate office and primary manufacturing facilities in Omaha, Nebraska. We were founded in 1932 and went public in 1995. Our shares are traded on the American Stock Exchange under the symbol BTN. We primarily operate within three business segments: 1) theatre, 2) lighting and 3) restaurant. Approximately 92% of fiscal year 2006 sales were from theatre products, while 6% were lighting products and 2% were restaurant products.

Acquisitions

During fiscal 2006, we acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). NCSC has a reputation for quality work, responsiveness and an experienced technical team. This business was folded into a wholly-owned subsidiary, Strong Technical Services, Inc. (STS). STS was formed for the purpose of becoming a national provider of cinema services including film and digital projector maintenance, repair, equipment installations, site surveys and other services.

Divestitures

We divested our restaurant equipment product line during 2003, which accounted for approximately 47% of the segment. We continue to supply parts to an installed equipment customer base and distribute marinade and breading products under the trademark Flavor Crisp®, as well as support our “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Also during 2003, we disposed of our remaining lighting rental operations so as to focus on our core lighting product lines.

During 2002, we discontinued our audiovisual segment.

(b) Operating Segments

We conduct our operations through three business segments: Theatre, Lighting and Restaurant. The presentation of segment information reflects the manner in which management assesses performance.

Theatre:   This segment consists of the manufacture, distribution and service of projection equipment and accessories for the motion picture exhibition industry.

Lighting:   This segment consists of the design, manufacture and distribution of lighting systems to the worldwide entertainment lighting industry.

Restaurant:   This segment manufactures replacement parts and distributes marinade and breading products for the food service industry.

Refer to the Business Segment Section set forth in Note 16 of our consolidated financial statements for further information concerning the amounts of revenues, profits and total assets attributable to each segment for the last three fiscal years.

(c) Narrative Description of Business

The following information describes the principal products produced, services rendered, principal markets for, and methods of distribution of each business segment of the Company.

Theatre Segment

Overview

The domestic theatre exhibition industry (including Canada) is highly concentrated with management estimating that the top ten exhibitors represent over 56% of the total industry. Based on information obtained from the National Association of Theatre Owners, there were approximately 37,000 screens in the United States. Although the theatre exhibition industry remains primarily based on the use of film technology to deliver motion picture images to the public, the transition to digital images (digital cinema) began to show measurable progress in 2006 after several years of research and development. Factors which have limited the digital cinema implementation have included high digital system costs; product availability for digital cinema; security, control and implementation issues, and a lack of standards for system quality and interoperability. Though digital cinema offers significant potential savings via reduced film delivery and handling costs to movie distributors, the financial models to justify the expenditures required by the exhibitor had been limited up to now. Digital Cinema Initiatives LLC (“DCI”), a venture created by the major motion picture studios, has made significant progress in resolving these standards and technology issues. In addition, there have been several business plans created to solve the issue of which party would pay for the substantial costs of retrofitting theatre locations currently using film-based projection equipment. Many models now provide a method whereby the motion picture studios or other content providers pay for the digital equipment over time via Virtual Print Fees to third party facilitators each time a projector shows a movie digitally. However, other means of financing could arise as the digital cinema business models mature.

Products

Digital Equipment—Through a master reseller agreement with NEC Solutions (America), Inc. (“NEC”), we distribute Starus DLP Cinema projectors. NEC offers the Starus NC2500S for large screen multiplexes, the NC1500C for medium-sized screens and the Starus NC800C for small theatres. All the projectors use the DLP cinema technology from Texas Instruments. The Starus NC2500S is designed for multiplexes with large screens 49 feet wide and larger. The projector delivers 2K (2048 x 1080) resolution and high contract images (2000:1). The Starus NC1500C projector is designed for medium-sized screens 26-49 feet wide. The Starus NC800C projector is designed for screens 10 to 25 feet wide to employ DC 2K DMD technology at 2048 x 1080 pixel native resolution.

Motion Picture Projection Equipment—We are a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. Our commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as film handling equipment and sound systems. The commercial motion picture projection equipment is marketed under the industry-wide recognized trademarks of Strong®, Simplex®, Century® and Ballantyne®. We manufacture the majority of the motion picture projection systems in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by us.

We also manufacture film handling equipment consisting of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. The majority of our film transport systems are sold under the Strong® name, although we sell systems on an OEM basis.

Lenses—We distribute ISCO-Optic film projection lenses through an exclusive distribution agreement with ISCO Precision Optics. We have the exclusive right to distribute these lenses in North America through October 31, 2007, as well as the non-exclusive right to distribute these lenses throughout the rest of the world. ISCO lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen and have won two Academy Awards for technical achievement.

Xenon Lamps—We distribute xenon lamps for resale to the theatre and lighting industries through an exclusive distributorship agreement with Lighting Technologies, Inc.

Replacement Parts—We have a significant installed base of over 50,000 motion picture projection systems. Although these products have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by our Company.

Special Venue Products—We manufacture 4, 5 and 8 perforation 35mm and 70mm projection systems for large-screen, simulation ride and planetarium applications and for other venues that require special equipment. Our status as a fully integrated manufacturer enables us to work closely with our customers from initial concept and design through manufacturing to the customers’ specifications.

Service & Maintenance—During fiscal 2006, we acquired National Cinema Service Corp. (NCSC). NCSC has a reputation for quality work, responsiveness and an experienced technical team. NCSC was folded into a wholly-owned subsidiary, Strong Technical Services, Inc. (STS). STS is a national provider of cinema services including film and digital projector maintenance, repair, installations, site surveys and other services. We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the sophisticated nature of digital projectors and accessories. In addition, we feel that there are opportunities to provide service for other items at a theatre complex other than maintaining the projection equipment.

Markets

We market and sell our products through a network of over 100 domestic and international dealers to major theatre exhibitors, sports arenas, amusement park operators and convenience/fast food stores. We also sell directly to end-users. During the past few years we have increasingly sold directly to the end-users thereby bypassing this distribution network. We believe this trend will continue in the future and will change how we market our product to the industry. This shift in the supply chain benefits us in reducing credit exposure, as the exhibitors are generally larger entities with more access to capital. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed. In addition, we market our products in trade publications such as Film Journal and Box

Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. Our sales and marketing professionals have extensive experience with the Company’s product lines and have long-term relationships with many current and potential customers.

Our theatre business was founded in 1932. Our broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as AMC Entertainment, Inc. and Regal Cinemas, Inc.

We believe our installed base of equipment and customer relationships along with expertise in engineering, manufacturing, prompt order fulfillment, delivery, after-sale technical support and emergency service have allowed us to build and maintain these relationships. These relationships will serve us well in the future as the theatre industry transitions to digital cinema.

Competition

The markets for commercial motion picture projection equipment are highly competitive. Major competitors include Christie Digital Systems, Cinemeccanica SpA and Kinoton GmbH. We compete in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities. Certain competitors for our motion picture projection equipment have significantly greater resources than Ballantyne.

In addition to existing motion picture equipment manufacturers, we are now encountering competition from new competitors, as well as from the development of digital cinema technology for alternative means of motion picture presentation. We cannot assure that our equipment, whether it be film or digital equipment will not eventually become obsolete as technology advances. Competition in the digital cinema market includes two other licensed OEM’s of the preferred Texas Instruments’ DLP Cinema technology besides the Company’s partner, NEC Solutions (America), Inc.; Christie Digital Systems and Barco NV. There are also other companies such as SONY using different digital technologies attempting to enter the marketplace. For a further discussion of potential new competition, see the “Business Strategy” section of this report under the caption “Expand Digital Opportunities”.

Lighting Segment

Overview

Under the trademark Strong®, we are a supplier of long-range follow spotlights which are used for both permanent and touring applications. Under the trademark Xenotech®, we are a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. We also sell high intensity searchlights under the trademark Sky-Tracker®.

Products

Followspots—We have been a developer, manufacturer and distributor of long-range followspots since 1950. Our followspots are primarily marketed under the Strong® trademark and recognized trademarked models such as Super Trouper® and Gladiator®. The Super Trouper® followspot has been the industry standard since 1958. Our long-range followspots are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums, and touring applications. The followspots line consists of six basic models ranging in output from 1000 watts to 4,500 watts. The 1000-watt model, which has a range of 20 to 75 feet, is compact, portable and appropriate for small venues and truss mounting. The 4,500-watt model, which has a range of 300 to 600 feet, is a high-intensity xenon light followspot appropriate for large theatres, arenas and stadiums. Most of our followspots employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

In response to a section of the marketplace demanding less expensive, smaller and more user-friendly products, we have introduced certain new spotlights over the last three years. During 2003, we began distributing an Italian manufactured followspot called the Canto. The Canto spotlight product line consists of six basic models ranging in output from 250 watts to 2,000 watts. During 2004-2005, we designed a new followspot called the Radiance®. The Radiance® is a mid-range followspot powered by an 850 watt metal halide lamp.

Promotional and Other Lighting Products—We are a supplier of high intensity promotional searchlights and lighting systems for the motion picture production, television, live entertainment, theme park and architectural markets. Britelight™ specialty illumination products have been used in numerous feature films and have also been used at live performances such as Super Bowl half-time shows, the opening and closing ceremonies of the 2002 Winter Olympics and are currently illuminating such venues as the Luxor Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada.

Our Sky-Tracker® high intensity promotional searchlights come in single or multiple head configurations, primarily for use at outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity promotional searchlights have been used at Walt Disney World, Universal Studios, various Olympic games and grand openings.

Markets

We sell our lighting products through a combination of a small direct sales force and commissioned representatives to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. Our followspot products are marketed using the Strong trademark and are used in over 100 major arenas throughout the world. Our lighting systems are marketed under the Strong Britelight trademarks, while the high intensity promotional searchlights are marketed under the Sky-Tracker® trademark.

Competition

The markets for our lighting products are also highly competitive. We compete in the lighting industry primarily on the basis of quality, price, branding and product line variety. Certain competitors for our lighting products have significantly greater resources than Ballantyne.

Restaurant

We supply parts to our installed equipment customer base and distribute marinade and breading products under the trademark Flavor Crisp® through our “Chicken-On-The-Run” and “BBQ-On-The-Run” programs.

Business Strategy

Our strategy combines the following key elements:

Expand Digital Opportunities.   We currently are a party to a master reseller agreement with NEC whereby we distribute their line of Starus DLP Cinema projectors. We also intend on expanding our product offerings to the theatre exhibition industry focusing on more than just projection equipment and accessories and will continue our plan to increase the service and maintenance business, the core of which was created with the purchase of National Cinema Services Corporation during 2006.

Despite the apparent head start of companies now involved in digital cinema, we believe we are in a solid position to be a successful participant in the marketplace due to our marketing and sales agreement with NEC, our long term industry relationships and the industry’s familiarity with our Company and its large installed base worldwide. However, no assurance can be given that we will in fact be a part of the digital cinema marketplace. If we are unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on our business, financial condition and operating results. In addition, the current relationship with NEC Solutions (America), Inc. is a non-exclusive distributorship agreement and as such the gross margin will be lower than the margin we currently experience on our analog projectors. It is unclear at this time if this lower margin can be offset by the expected increased sales volume digital cinema is expected to add when the rollout occurs.

Expand Service Company.   During fiscal 2006, we acquired the business of National Cinema Service Corp. (NCSC). This business was folded into a wholly-owned subsidiary, STS. STS is a national provider of cinema services including film and digital projector maintenance, repair, installations, site surveys and other services. STS will form a core business established to service the digital and film cinema marketplace. We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the more technical nature of digital projectors and accessories. In addition, we feel that there are opportunities to provide service for other items at a theatre complex other than just maintaining the projection equipment.

Expand product offerings to theatre industry.   We are focusing efforts at increasing our product offerings to the theatre industry to focus on being a one-stop shop to fully outfit a theatre auditorium.

Growth Strategy.   Our strategy is to pursue complementary strategic acquisitions both within our current operating segments and also in other markets that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisitions in the future, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable.

Expand International Presence.   Sales outside the United States (mainly theatre sales) were 29% of total revenues in both 2006 and 2005, respectively. We believe that international sales will continue to account for a significant portion of our theatre sales and that film-related sales will continue for a number of years as the rollout of digital cinema will lag behind the U.S. in certain areas of the world. We are also working with NEC to expand our distribution territories for selling their digital projector line.

We are also seeking to strengthen and develop our international presence through an international dealer network and our sales force will continue to travel worldwide to market our products. Additionally, we continue to utilize our office in Hong Kong to further penetrate China and surrounding markets. We believe that as a result of these efforts, we are positioned to further expand our brand name recognition and international market share.

Improve Business Processes and Productivity.   We have been implementing lean manufacturing at our Omaha facility over the last few years and have conducted numerous lean manufacturing projects. Production of critical product lines was converted from batch manufacturing processing to production lines improving flow through the plant, and therefore, productivity. We will also continue to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

Expand Lighting Segment.   Despite the lighting divestitures made in recent years, our goal is to increase revenues using the remaining product lines within the segment and by increased emphasis on expanding our product offerings by developing and introducing new products and through strategic acquisitions.

Subsidiaries

We have three wholly-owned active subsidiaries: Design & Manufacturing, Inc., Strong Westrex, Inc. and Strong Technical Services, Inc.

Design & Manufacturing, Inc., located in Fisher, Illinois, is a manufacturer of film transport systems and also has a custom machine shop.

Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong.

Strong Technical Services, Inc. was formed in 2006 upon the purchase of NCSC to service the film and digital marketplace.

We also have two inactive subsidiaries.

Backlog

At December 31, 2006 and 2005, we had backlogs of $5.7 million and $6.0 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. Our products are manufactured and shipped within a few weeks following receipt of orders. The dollar amount of our order backlog is therefore not considered by management to be a leading indicator of our expected sales in any particular fiscal period.

Manufacturing

Our manufacturing operations are conducted in Omaha, Nebraska and Fisher, Illinois. Both facilities encompass design, fabrication, assembly and shipping of our various product lines. These central locations reduce our transportation costs and delivery times of products throughout the United States. Our manufacturing strategy is to minimize costs through manufacturing efficiencies. Efficiencies have been gained by implementing certain lean manufacturing strategies. Production cycle times have been reduced resulting in increased productivity and on-time deliveries. Improvements in material and product flow have resulted in a reduction of inventory, improved space utilization and workplace organization. Additional lean initiatives include setup and changeover reduction, which facilitates shorter production runs, and total productive maintenance, which increases equipment utilization by reducing production downtime.

We currently manufacture the majority of components used in the products we manufacture. We believe that our integrated manufacturing operations help maintain the high quality of our products, further aid lead time reductions and our ability to customize products to a customer’s specifications. Our flexible workforce allows for the adjusting of the relative mix of products to meet demand. Manufacturing is mainly comprised of machining aluminum in casting and bar stock forms. Fabrication includes the punching, forming and welding of light gauge materials such as steel and aluminum. We also operate powder paint lines at both facilities. Outside contractors are utilized for further specialized processing such as plating, grinding, etc.

We currently utilize a single source for each of our intermittent movement components, reflectors, lenses and xenon lamps. Although we have not to-date experienced significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such suppliers could have a short-term adverse effect on our operations until alternative sources of supply could be secured. We are not dependent upon any one supplier for the balance of our raw materials and components. As part of our ongoing efforts, we continue to rationalize our vendor base and gain associated volume discounts.

Quality Control

We believe that our design standards, quality control procedures and the quality standards for the material and components used in our products have contributed significantly to the reputation of the products for high performance and reliability. Inspection of incoming material and components as well as the testing of all of the Company’s products during various stages of assembly are key elements of this program.

Warranty Policy

We generally provide a warranty to end users for substantially all of our products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. Under the Company’s warranty policy, we will repair or replace defective products or components at our election. Costs of warranty service and product replacements were approximately $160,000, $343,000 and $561,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development

Our ability to compete successfully depends, in part, upon our continued close work with existing and new customers. We focus research and development efforts on the development of new products based on customer and industry requirements. Research and development costs charged to operations amounted to approximately $1,334,000, $455,000 and $328,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in research and development during 2006 pertains to expenses recorded on certain digital projectors at customer locations for testing purposes.

Patents and Trademarks

We own or otherwise have rights to numerous trademarks and trade names used in conjunction with the sale of our products. We currently own one patent. We believe our success will not be dependent upon patent or trademark protection, but rather upon our scientific and engineering “know-how” and research and production techniques.

Employees

As of March 16, 2007, we had a total of 197 employees. Of these employees, 123 were considered manufacturing, 3 were executive, 32 were considered service related and 39 were considered sales and administrative. We are not a party to any collective bargaining agreement and believe that the relationship with our employees is good.

Environmental Matters

We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, we were informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, we have paid our share of the costs. At December 31, 2006, we have provided for management’s estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

Stockholder Rights Plan

On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan. Under terms of the Rights Plan, which expires June 9, 2010, Ballantyne declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne’s common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase our common stock at an exercise price of half the market price.

Executive Officers of the Company

John P. Wilmers, age 62, has been our CEO since March 1997 and a Director since 1995.

Ray F. Boegner, age 57, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles.

Kevin S. Herrmann, age 41, assumed the responsibilities of CFO, Corporate Secretary and Treasurer in November 2006. Prior to the appointment, Mr. Herrmann had been our Corporate Controller since 1997.

Information available on Ballantyne Website

We make available free of charge on our website (www.ballantyne-omaha.com) through a link to the Securities and Exchange Commission (SEC) website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 159(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K.

Corporate Governance Documents

The Board of Directors has adopted several corporate governance policies to address significant corporate governance issues. The Board of Directors has adopted the following governance documents:

•       Code of Ethics

•       Audit Committee Charter

•       Compensation Committee

•       Nominating Committee Charter

•       Finance/Strategic Planning and Corporate Governance Committee

•       Procedures for bringing concerns or complaints to the attention of the Audit Committee

These corporate governance documents are available in print to any stockholder upon request by writing to:

The Secretary

Ballantyne of Omaha, Inc.

4350 McKinley Street

Omaha, NE  68112

1A. Risk Factors

You should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K before investing in shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following risk factors actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment.

We may be unsuccessful in adapting to new or advancing technologies, such as digital cinema.

Although the theatre exhibition industry remains primarily based on the use of film technology to deliver motion picture images to the public, the transition to digital cinema began to show measurable progress in 2006 after several years of research and development.

We believe we are in a position to participate in the digital cinema marketplace either through our relationship with NEC Solutions (America), Inc. or through other relationships with other digital cinema providers. However, we cannot assure that we will successfully or competitively advance this technology as might be required. In addition, the current relationship with NEC Solutions (America), Inc. is a non-exclusive distributorship agreement and as such the gross margin will be lower than the margin we currently experience on our analog projectors. It is unclear at this time if this lower margin can be offset by the expected increased sales volume digital cinema is expected to add when the rollout occurs. Our agreement with NEC is not perpetual and could be terminated with 90 day advance written notice. If we are unable to maintain our relationship with NEC, or otherwise take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse impact on our business, financial condition and operating results.

Our financial results and growth depend largely on the health of the theatre exhibition industry.

During the years ended December 31, 2006 and 2005, approximately 92% of our revenues resulted from sales to the theatre exhibition industry. From fiscal years 2000 to 2002, this industry experienced an unprecedented three-year decline as overly aggressive building of megaplexes led to increased competition, significant declines in revenues per screen and, eventually, to a lack of operating capital by exhibition companies. Several exhibition companies filed for federal bankruptcy protection. This resulted in our revenues declining from $83.4 million in fiscal 1999 to $33.8 million in fiscal 2002. While the health of the theatre exhibition industry has improved significantly, there are still risks in the industry which result in continued exposure to Ballantyne.

Because our commercial motion picture projectors have an estimated useful life of approximately 20 years, net sales and profitability are primarily dependent upon growth in the number of motion picture screens and the renovation and replacement of commercial motion picture projection equipment in existing theatres. Approximately 92% of our total net sales were derived from sales of theatre products. Growth in the number of new motion picture screens may be adversely affected by the economy as a whole and recent trends toward industry consolidation. Both of these factors may also have an adverse effect on our customer base. A lack of motion picture screen growth would have a material adverse effect on our business, financial condition and results of operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

Our top ten customers accounted for approximately 45% of 2006 consolidated net revenues. The top ten customers were primarily from the theatre segment. In addition, sales to AMC Theatres, Inc. represented over 10% of consolidated sales. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from these significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly theatre sales) continue to be significant, accounting for 29% of consolidated sales in fiscal 2006 and 2005, respectively compared to 31% in fiscal 2004. We are seeking to expand our share of foreign sales, which we expect will continue to account for a significant portion of our revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. To date, all of our foreign sales have been denominated in U.S. dollars, exclusive of sales resulting from our subsidiary in Hong Kong ($3.3 million in fiscal 2006), which are denominated in Hong Kong dollars. A weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. In addition, there can be no assurance that our international customers will continue to accept orders denominated in U.S. dollars. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are more directly subject to foreign exchange fluctuations. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We cannot assure that these factors will not adversely affect our foreign sales in the future.

The markets for our products are highly competitive and if we fail to invest in product development and productivity improvements, our business could be materially adversely impacted.

The domestic and international markets for our product lines are highly competitive. Certain of our competitors for our equipment have significantly greater resources. In the theatre segment, we are experiencing new competition in the film motion picture industry as well as from the development of new technology for alternative means of motion picture presentation in the form of digital cinema. We cannot assure that our equipment (whether film or digital) will not become obsolete as technology advances. If we lose market share due to these issues, we may be unable to lower our cost structure quickly enough to offset the lost revenue. To counter these risks, we have initiated a cost reduction program, continue to streamline our manufacturing processes and have a strategy to respond to the digital marketplace. However, we cannot assure that this strategy will succeed or that it will be able to obtain adequate financing to take advantage of potential opportunities.

If we fail to retain key members of management, our business may be materially harmed.

Our success depends, in substantial part, on the efforts and abilities of our current management team. Many of these individuals have acquired specialized knowledge and skills with respect to Ballantyne and its operations. If certain of these individuals were to leave unexpectedly, we could face difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience.

Growth through acquisition is a part of our business plan and we may not be able to successfully identify, finance or integrate acquisitions.

As discussed in further detail in the “Business Strategy” portion of Item 1, our strategy is to pursue complementary strategic acquisitions in the theatre and in other markets that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisition candidates, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. Additionally, our credit facility with First

National Bank of Omaha currently prohibits Ballantyne from making acquisitions over $7 million without the bank’s consent.

Interruptions of, or higher prices of components from, certain suppliers may affect our results of operations and financial performance.

We utilize a single contract manufacturer for each of our intermittent movement components, lenses and xenon lamps. Although we have not, to date, experienced a significant difficulty in obtaining these components, we cannot assure that shortages will not arise in the future. The loss of any one or more of the contract manufacturers could have a short-term adverse effect on us until alternative manufacturing arrangements are secured. We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. We believe that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality, but cannot assure that this will continue to be the case.

In addition, volatility in the price for certain raw materials and components such as steel, fuel and lenses could adversely affect our financial results. In particular, the strengthening of the Euro has resulted in increased costs for lens purchases from our German supplier. Based on forecasted purchases during 2006, an average 10% devaluation of the dollar compared to the Euro would cost us approximately $0.2 million.

Our stock price is vulnerable to significant fluctuations.

The trading price of our common stock has been highly volatile in the past and could be subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the industries in which we operate and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the stock of many companies generally, which fluctuations often are unrelated to operating performance.

Pending litigation could have a material adverse effect on our financial position, cash flows and results of operations.

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. We believe that we have strong defenses and intend to defend the suit vigorously. It is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position.

We are also a party to various other legal actions which are ordinary routine matters incidental to the Company’s business. While management believes that the ultimate outcome of the matters individually and in the aggregate will not have a material impact on the financial position of the Company, no assurance can be given that an adverse decision in any of the cases would not, in fact, materially impact our financial position, cash flows and results of operations.

Certain anti-takeover provisions in Ballantyne’s governing documents could make it more difficult for a third party to acquire Ballantyne.

The Board of Directors has adopted a Stockholder Rights Plan. Under the terms of the Rights Plan, which expires June 9, 2010, we declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if a person or group (other than certain exempt persons), acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase our common stock at a price that is one-half the market price.

Our Certificate of Incorporation also provides for, among other things, the issuance of 1,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors is authorized, without stockholder approval, to cause Ballantyne to issue preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions of the preferred stock. Accordingly, we may issue a series of preferred stock in the future that will have preference over the common stock with respect to the payment of dividends and upon our liquidation, dissolution or winding up or have voting or conversion rights that could adversely affect the voting power and ownership percentages of the holders of common stock. Our Certificate of Incorporation also provides for the affirmative vote of at least 66 2/3% of all outstanding shares of capital stock entitled to vote generally in the election of directors, voting as a single class, to change certain provisions of the Certificate of Incorporation and Bylaws. Our Bylaws contain certain advance notice requirements relating to stockholder proposals and stockholder nomination of directors. These provisions may have the effect of making it more difficult or discouraging transactions that could give stockholders of Ballantyne the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

Shares eligible for future sale could have a possible adverse effect on the market price.

Future sales of common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the common stock or our ability to raise additional capital through sales of its equity securities.

As of December 31, 2006, we had: i) 13,726,584 shares owned by stockholders and ii) 1,490,040 shares of common stock reserved for issuance under stock plans, of which 720,925 shares are issuable pursuant to currently outstanding options, and 134,350 shares of common stock are reserved for issuance pursuant to Ballantyne’s employee stock purchase plan. Of the shares outstanding, subject to outstanding options and reserved for issuance under the employee stock purchase plan, 665,800 shares are immediately eligible for resale in the public market without restriction.

We are unable to predict the effect that the sales of these shares may have on the prevailing market price of the common stock.

We may discover deficiencies in our internal controls as we implement new documentation and testing procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our Annual Report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. We have begun the process of complying with these requirements and while we have not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that we will not discover deficiencies in our internal controls as we implement new documentation and testing procedures to comply with the new Section 404 reporting requirement. If we discover deficiencies or are unable to complete the work necessary to properly evaluate our internal controls over financial reporting, there is a risk that management and/or our independent registered public accounting firm may not be able to conclude that our internal controls over financial reporting are effective.

In the event we become an accelerated filer, we may incur significant costs to comply with Section 404 of the Sarbanes-Oxley Act earlier than presently required.

It is possible that we will become an accelerated filer as defined in Rule 12b-2 of the Exchange Act and if so our compliance with Section 404 of the Sarbanes-Oxley Act will need a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal controls over financial reporting and a report on the effectiveness of our internal controls over financial reporting be included into Form 10-K for fiscal 2007, in addition to a report on management’s assessment. We will not know whether the Company will become an accelerated filer until June 30, 2007, which is the next date at which this status is determined. As a result, we may need to accelerate our compliance efforts which could, in turn, result in significantly increased compliance costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where we own a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of our products, other than those for one of our wholly owned subsidiaries, Design & Manufacturing, Inc. The Design subsidiary is located in Fisher, Illinois on 2.0 acres with a 31,600 square foot building which it owns. We also lease a sales and service facility in Hong Kong. We also lease a small sales office in Miami, Florida and our wholly-owned subsidiary, Strong Technical Services, Inc. leases a sales and distribution facility in Harahan, Louisiana from the General Manager of that subsidiary.

Item 3. Legal Proceedings

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. We believe that we have strong defenses and intend to defend the suit vigorously. It is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position.

During March 2006, we settled an asbestos case entitled Bercu v. BICC Cables Corporation, et al., originally filed June 27, 2003 in the Supreme Court of the State of New York. The settlement amount was not material to our results of operations, financial position or cash flows.

We are a party to various other legal actions which are ordinary routine litigation matters incidental to our business, such as products liability. Based on currently available information, management believes that the ultimate outcome of these matters individually and in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2006, no issues were submitted to a vote of stockholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the American Stock Exchange under the symbol “BTN”. Prior to September 24, 2004, our stock was quoted on the OTC Bulletin Board under the symbol “BTNE”. The following table sets forth the high and low per share sale price or the range of high and low bid information for the common stock as reported by the American Stock Exchange and OTC Bulletin Board. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

		High	Low
2006	First Quarter	$4.94	$3.50
	Second Quarter	4.49	3.65
	Third Quarter	5.05	3.75
	Fourth Quarter	5.30	3.61
2005	First Quarter	$5.93	$4.06
	Second Quarter	4.85	3.70
	Third Quarter	4.94	3.69
	Fourth Quarter	5.16	4.42
2004	First Quarter	$3.12	$2.46
	Second Quarter	3.40	2.48
	Third Quarter	3.78	2.98
	Fourth Quarter	4.83	2.90

The last reported per share sale price for the common stock on March 16, 2007 was $5.24. We had 13,800,584 shares of common stock outstanding on March 16, 2007, there were approximately 350 holders of record and an estimated 2,600 owners held in the name of nominees.

Equity Compensation Plan Information

The following table sets forth information regarding our Stock Option and Purchase Plan Agreements as of December 31, 2006.

			Number of securities
			remaining available
			for future issuance
	Number of securities to be		under equity
	issued upon exercise of	Weighted average exercise	compensation plans
Plan Category	outstanding options, warrants and rights	price of outstanding options, warrants and rights	excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	720,925	$3.77	637,100 (1)
Equity compensation plans not approved by security holders	—	—	852,940 (2)
Total	720,925	$3.77	1,490,040

(1)          Includes 134,350 securities for the 2005 Stock Purchase Plan, 252,750 securities for the 2005 Outside Directors Stock Option Plan and 250,000 securities for the 2005 Restricted Stock Plan.

(2)          Includes 852,940 securities for the 2001 Non-Employee Director’s Stock Option Plan. See note 12 to the consolidated financial statements filed under Part II, Item 8 of this report for a description of this plan.

Dividend Policy

We intend to retain our earnings to assist in financing our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board, and our credit facility contains certain prohibitions on the payment of cash dividends. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions, our financial condition and capital requirements, as well as any other factors deemed relevant by the Board. We have not paid cash dividends since we went public in 1995.

Item 6. Selected Financial Data (1)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of operations data (2)
Net revenue	$49,732	53,857	49,145	37,433	33,785
Gross profit	$10,826	14,905	13,515	8,616	5,620
Net income (loss) from continuing operations	$1,568	4,309	5,073	579	(2,582)
Net income (loss) per share from continuing operations
Basic	$0.12	0.33	0.40	0.05	(0.21)
Diluted	$0.11	0.31	0.37	0.04	(0.21)
Balance sheet data (3)
Working capital	$34,974	32,627	26,900	20,806	19,195
Total assets	$49,908	46,936	42,171	37,235	35,009
Total debt	$15	43	68	93	111
Stockholders’ equity	$42,389	39,998	34,523	29,089	28,391

(1)          All amounts in thousands (000’s) except per share data

(2)          Excludes discontinued operations

(3)          Includes discontinued operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for our products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support our future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while we do communicate with securities analysts from time to time, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecast or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Ballantyne.

Overview

We are a manufacturer, distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment lighting division. Finally, we provide replacement parts, coater and marinades to the food service industry.

We have three reportable core operating segments:  theatre, lighting and restaurant. Approximately 92% of fiscal year 2006 sales were from theatre products, 6% were lighting products and 2% were restaurant products.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Our accounting policies are discussed in note 2 to the consolidated financial statements in this report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

We normally recognize revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, we adopted the provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. The adoption of EITF 00-21 required the deferral of all revenue on a $2.2 million project in process at December 31, 2003 until 2004, at which time approximately $2.1 million was recognized with the remaining revenue recognized during 2005. We permit product returns from customers under certain circumstances and also allow returns under the Ballantyne’s warranty policy. Allowances for product returns are estimated and recorded at the time revenue is recognized. The return allowance is recorded as a reduction to revenues for the estimated sales value of the projected returns and as a reduction in cost of products for the corresponding cost amount. See note 2 to the consolidated financial statements for a full description of our revenue recognition policy.

Allowance for Doubtful Accounts

We make judgments about the credit worthiness of both current and prospective customers based on ongoing credit evaluations performed by our credit department. These evaluations include, but are not limited to, reviewing customers’ prior payment history, analyzing credit applications, monitoring the aging of receivables from current customers and reviewing financial statements, if applicable. The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience and a specific account analysis that project the ultimate collectibility of the accounts. As such, these factors may change over time causing the reserve level to adjust accordingly. When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the consolidated statements of operations and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

At December 31, 2006, there were approximately $8.0 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2005, there were approximately $8.2 million in gross outstanding accounts receivable and $0.4 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At December 31, 2006 we had recorded gross inventory of approximately $10.3 million and $1.5 million of inventory reserves. This compared to $11.0 million and $1.1 million, respectively, at December 31, 2005.

Warranty

Our products must meet certain product quality and performance criteria. In addition to known claims or warranty issues, we estimate future claims on recent sales. We rely on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, we consider experience with: 1) costs for replacement parts; 2) costs of scrapping defective products; 3) the number of product units subject to warranty claims and 4) other direct costs associated with warranty claims. If the cost to repair a product or the number of products subject to warranty claims is greater than originally estimated, our accrued cost for warranty claims would increase.

At December 31, 2006, the warranty accrual amounted to $0.6 million and amounts charged to expense were $0.2 million. At December 31, 2005, the warranty accrual amounted to $0.7 million and amounts charged to expense were $0.3 million.

Long-lived Assets

We review long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Our most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.9 million at December 31, 2006. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that we are unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, we evaluate our goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. As a result of analysis conducted in our annual year-end review of goodwill, we recorded a pre-tax impairment charge of $1.25 million on a portion of our goodwill pertaining to a reporting unit within the theatre segment. The analysis took into consideration the ongoing transition taking place in our strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors.

Goodwill totaling $1.8 and $2.5 million was included in the consolidated balance sheets at December 31, 2006 and 2005, respectively. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. We use an estimate of our annual effective rate at each interim period based on the facts and circumstances known at the time, while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

During the third quarter of 2004, we reversed all valuation allowances against our deferred tax assets as management believed that it was more likely than not that all deferred tax assets would be realized taking into consideration all available evidence including historical pre-tax and taxable income, projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences. The reversal was recorded as an offset against income tax expense in the amount of $1.5 million of which $1.1 million relates to projected future pre-tax income.

Self-insurance Reserves

We are partially self-insured for certain employee health benefits. The related liabilities are included in the accompanying consolidated financial statements. Our policy is to accrue the liabilities based on historical information along with certain assumptions about future events.

Stock-based Compensation

Prior to fiscal 2006, we applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost is recognized if the exercise price of our employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 on stock options granted to employees and directors, since all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement replaced FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. Under this method, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, we recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 are reflected in operating activities. Share-based compensation cost that has been included in income from operations amounted to $106,723 for the year ended December 31, 2006. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2006.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation as of January 1, 2007 is not expected to have a material impact on our consolidated financials.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet completed our evaluation of the impact of adopting SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material effect on our current process for assessing and quantifying financial statement misstatements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 during 2006 resulting in the recording of an adjustment to accumulative other comprehensive income of $14,746.

During 2006 the Emerging Issues Task Force issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). We have historically presented such taxes on a net basis.

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

Results of Operations:  (1)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.2	72.3	72.5	77.0	83.4
Gross profit	21.8	27.7	27.5	23.0	16.6
Selling and administrative expenses (2)	18.8	15.7	15.7	20.4	22.5
Income (loss) from operations	3.0	12.0	12.0	3.0	(5.9)
Net income (loss) from continuing operations	3.2	8.0	10.3	1.5	(7.6)

(1)          Excludes discontinued audiovisual operations in years 2002 and 2001

(2)          The fiscal 2006 amount includes a $1.25 million impairment charge pertaining to goodwill.

Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended December 31, 2005

Revenues

Net revenues during the twelve months ended December 31, 2006 decreased to $49.7 million from $53.9 million in 2005. As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Twelve Months Ended December 31,
	2006	2005
Theatre	$45,982,407	$49,651,050
Lighting	3,035,984	3,374,820
Restaurant	713,980	831,127
Total net revenues	$49,732,371	$53,856,997

Theatre Segment

Sales of theatre products decreased 7.4% to $46.0 million in 2006 from $49.7 million in 2005 reflecting lower demand for analog projection equipment which decreased to $27.0 million in 2006 from $34.8 million in 2005, a decrease of 22.3%. The theatre exhibition industry’s transition to digital cinema is in the initial stages and theatre owners appear to be evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. While we are unsure how the transaction will affect analog projector sales in the future, we do expect theatres to purchase analog projectors for a significant share of new screens constructed in 2007. Sales of digital projection equipment and accessories amounted to $0.8 million in 2006. There were no such sales a year ago.

During 2006, we entered the service and maintenance marketplace with the acquisition of National Cinema Service Corp. This business was rolled into a wholly-owned subsidiary named Strong Technical Services, Inc. (STS). Revenues generated since the acquisition effective date of May 31, 2006 have amounted to $2.9 million of which $0.9 million were parts revenues and $2.0 million were service revenues.

Sales of xenon lamps rose 29.4% in 2006 to $6.0 million from $4.7 million a year ago reflecting market share gains and a general improvement in the theatre exhibition industry. The uncertainty regarding digital cinema has not impacted lamp sales as they are a necessary replacement item for projectors in service.

Sales of lenses declined 27.5% in 2006 to $2.3 million from $3.1 million a year ago. The decrease pertains to fewer sales of projectors and a general decrease in demand.

Revenues from theatre replacement parts amounted to $7.9 million in 2006 (including the $0.9 million generated by STS) compared to $7.1 million in 2005.

Our top ten theatre customers accounted for approximately 45% of total theatre revenues compared to 53% a year ago.

Lighting Segment

Sales of lighting products decreased 10% to $3.0 million in 2006 from $3.4 million a year ago. The decrease primarily resulted from a decline in demand for spotlight and Sky-Tracker products. Sales of spotlights decreased to $1.2 million from $1.5 million a year ago while Sky-Tracker sales declined to $0.5 million from $0.7 million in 2005. Sales of britelights rose to $0.3 million from $0.1 million a year ago resulting from a $0.2 million sale of 10K lights to be used for NASA. Replacement parts sales rose 19.7% to $0.6 million from $0.5 million a year ago.

Sales of all other lighting products, including but not limited to, xenon lamps and nocturns declined to $0.4 million from $0.6 million in 2005.

Restaurant Segment

Sales of restaurant products amounted to approximately $0.7 million in 2006 compared to $0.8 million in 2005.

Export Revenues

Sales outside the United States (mainly theatre sales) declined to $14.6 million in 2006 from $15.8 million in 2005 resulting primarily from a decline in business in South America where we experienced increased competition from companies selling used equipment in that region. We did experience higher demand in Asia with sales rising from $7.4 million in 2005 to $7.7 million in 2006. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $10.8 million in 2006 from $14.9 million in 2005 and as a percent of revenue declined to 21.8% from 27.7% in 2005 due to the reasons discussed below.

Gross profit in the theatre segment fell to $9.7 million in 2006 from $13.5 million in 2005 and as a percentage of sales declined to 21.1% from 27.1% a year ago. The results primarily reflect lower production demand which resulted in certain manufacturing inefficiencies and not covering fixed overhead costs in a productive manner. We have reduced production personnel and are streamlining our manufacturing facilities to offset expected lower demand for analog projectors in the future which will reduce production demand in our plants in Omaha, Nebraska and Fisher, Illinois. Margins were also dampened by the deferral of revenue recognition and the expensing of the entire cost of certain digital projectors that we sold and financed during the year. Only the payments received on this sale were recorded as revenue during fiscal 2006. As future payments are received related to this agreement, revenue will be recognized with no associated cost.

Gross profit in the lighting segment decreased to $0.8 million in 2006 compared to $1.1 million in 2005 and as a percent of revenues fell to 27.5% from 31.8% a year ago. The results reflect manufacturing inefficiencies as the decline in theatre projection equipment sales had an effect throughout the manufacturing plant in Omaha.

Restaurant margins were approximately $0.3 million in 2006 compared to $0.4 million in 2005 and as a percent of revenues fell to 39.1% from 45.5% a year ago. Restaurant margins have been volatile due to selling off the discontinued equipment product line. Once the majority of this equipment was sold, management expected that the margins would stabilize in the 35-40% range.

Selling and Administrative Expenses

Selling and administrative expenses increased to $9.4 million in 2006 from $8.5 million in 2005 and as a percent of revenue increased to 18.8% in 2006 from 15.7% in 2005. 2006 expenses include a non-cash goodwill impairment charge of $1.25 million pertaining to a reporting unit within the theatre segment. The analysis took into consideration the ongoing transition taking place in our business strategy, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors.

Administrative costs, excluding the $1.25 million goodwill impairment charge, decreased to $5.1 million or 10.3% of revenue compared to $5.6 million or 10.5% a year ago. The decrease in administrative costs primarily pertains to the lack of bonus expense as management did not meet certain financial targets. Other administrative expenses rose in 2006 and include those pertaining to legal, severance, compliance and compensation costs. The legal costs result from the settlement of an asbestos case during the first quarter while the severance costs relate to planned workforce reductions also incurred in the first quarter. Compliance costs pertain to filing more regulatory reports in multiple states while higher compensation costs relate to accounting for SFAS 123R and higher health insurance costs.

Selling expenses rose to $3.0 million in 2006 from $2.8 million in 2005 but as a percent of revenues rose to 6.0% from 5.3% a year ago as the majority of our selling expenses do not necessarily rise and fall with revenue levels. We are also working on certain initiatives to strengthen our position in the digital cinema marketplace.

Other Financial Items

Net other income amounted to approximately $40,100 in 2006 compared to net expense of approximately $47,000 in 2005. The increase to income is due to the reversal of a non-operating accrual during 2006 as the statue of limitations for the accrual established expired during the current year.

During 2006, we recorded interest income of $0.8 million compared to $0.4 million a year ago as we earned interest from higher cash levels. Interest expense rose to approximately $46,000 in 2006 from approximately $31,000 a year ago due primarily to the acquisition of National Cinema Service Corp.

We recorded income tax expense of $0.7 million in 2006 compared to $2.5 million in 2005. The effective tax rate declined to 31.8% in 2006 compared to 36.5% a year ago as we invested in more tax-free municipal bonds during the year and took advantage of the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

For the reasons outlined herein, we earned net income of $1.6 million and basic and diluted earnings per share of $0.12 and $0.11 in 2006, respectively, compared to net income of $4.3 million and basic and diluted earnings per share of $0.33 and $0.31 a year ago, respectively.

Twelve Months Ended December 31, 2005 Compared to the Twelve Months Ended December 31, 2004

Revenues

Net revenues in 2005 increased 9.6% to $53.9 million from $49.1 million in 2004. As discussed in further detail below, the increase resulted primarily from higher revenues from theatre products.

	Twelve Months Ended December 31,
	2005	2004
Theatre	$49,651,050	$45,144,254
Lighting	3,374,820	2,847,014
Restaurant	831,127	1,153,242
Total net revenues	$53,856,997	$49,144,510

Theatre Segment

Sales of theatre products increased 10.0% from $45.1 million in 2004 to $49.7 million in 2005. In particular, sales of projection equipment increased to $34.8 million in 2005 from $31.9 million in 2004 resulting primarily from increased U.S. demand as exhibitors continued building new theatres. We also experienced higher demand in Mexico and South America.

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

Our top ten theatre customers accounted for approximately 53% of total theatre revenues compared to 48% in 2004.

Lighting Segment

Sales of lighting products rose 18.5% to $3.4 million from $2.8 million a year ago. The results reflect improved revenues across several product lines including spotlights, lamps and Sky-Trackers®. Sales of followspots rose 19% to $1.5 million compared to $1.3 million in 2004. Sales of Sky-Trackers® rose 28.7% to $0.7 million from $0.6 million a year ago. Replacement parts improved to $0.5 million from $0.4 million in 2004. The results can be attributed to improved industry conditions and a change in how lighting products are marketed and distributed domestically. We are beginning to use independent representatives to market lighting products as opposed to independent distributors under the previous business plan. Management believes independent representatives have more incentives to market Ballantyne products than do distributors who may also market competitors’ products.

Sales of Britelight™ products decreased to approximately $0.1 million from $0.2 million a year ago, primarily from a special sale of twelve MK5 Britelights during the third quarter of 2004.

Sales of all other lighting products, including but not limited to, xenon lamps and nocturns rose to $0.6 million from $0.3 million in 2004, as we experienced stronger demand for xenon lamps.

Restaurant Segment

Restaurant sales fell to $0.8 million in 2005 from $1.2 million in 2004, a result of the Company phasing out our equipment product line. We continue to supply parts to our installed customer base and also continue to distribute our “Flavor Crisp®” marinade and breading products as well as support our “Chicken-On-The-Run” and “BBQ-On-The-Run” programs. Sales of the discontinued equipment line amounted to approximately $50,000 in 2005 compared to $0.3 million in 2004. Sales of replacement parts amounted to $0.2 million in both 2005 and 2004 while coater and marinade sales fell to $0.6 million from $0.7 million a year ago.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $15.8 million in 2005 from $15.0 million in 2004, entirely related to shipments to Mexico and South America. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $14.9 million in 2005 from $13.5 million in 2004 and as a percent of revenue rose to 27.7% in 2005 from 27.5% in 2004.

Gross profit in the theatre segment increased to $13.5 million in 2005 from $12.5 million in 2004 but as a percent of sales fell to 27.1% from 27.6% a year ago. The results reflect projection equipment and xenon lamp sales representing a higher percentage of sales in 2005 and which carry a lower margin than certain other products within the segment, namely such items as replacement parts. We also experienced the effects of higher raw material costs and some pricing pressures to remain competitive, however, these items were primarily offset by production efficiencies due to increased sales volume.

Gross profit in the lighting segment rose to $1.1 million in 2005 from $0.8 million a year ago and as a percent of revenues rose to 31.8% in 2005 from 26.9% in 2004. The results reflect a favorable product mix consisting of higher revenues from higher-margin items such as replacement parts and Sky-Trackers®. We also experienced favorable manufacturing efficiencies but they were primarily offset by higher raw material costs.

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

Administrative costs rose to $5.6 million or 10.5% of revenue compared to $4.6 million or 9.4% a year ago reflecting additional costs pertaining to compliance with the Sarbanes-Oxley Act of 2002 and other consulting costs. We also experienced higher state franchise taxes as well as higher bonus expenses primarily due to higher operating income.

Selling expenses declined to $2.8 million or 5.3% of revenue in 2005 from $3.1 million or 6.4% of revenues in 2004. The decrease pertains to fewer advertising-related expenditures, lower salaries and covering fixed costs with higher sales volume.

Other Financial Items

Other expenses (net of other income) amounted to approximately $47,000 compared to $91,000 in 2004.

We recorded income tax expense in 2005 of $2.5 million compared to $0.8 million in 2004. The 2004 amount reflects reversals of certain deferred tax asset valuation reserves resulting in a credit to income tax expense in the amount of $1.2 million. The effective tax rate, excluding the valuation reversals, rose to 36.5% in 2005 compared to 35.0% in 2004, primarily due to higher state income taxes.

During 2005, we recorded interest income of $0.4 million compared to $0.1 million in 2004 as we earned interest from higher cash levels and invested in higher yield commercial paper. Interest expense declined to $31,000 in 2005 from $35,000 in 2004.

For the reasons outlined herein, primarily the income tax benefit of $1.2 million in 2004 relating to the reversal of the deferred tax valuation allowance, we earned net income in 2005 of $4.3 million compared to $5.1 million in 2004. This translated into basic and diluted earnings per share of $0.33 and $0.31, respectively, compared to $0.40 and $0.37 per share, respectively, in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $22.6 million at December 31, 2006 compared to $19.6 million at December 31, 2005. During the past several years, we have met our working capital and capital resource needs from our operating cash flows.

We are a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007. We plan on renewing the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2006. No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at December 31, 2006) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of our personal property and stock in our subsidiaries secure this credit facility.

Net cash provided by operating activities declined to $4.8 million in 2006 from $5.5 million a year ago. The decrease pertains to several factors which include a decrease in other current assets as testing projectors at customer locations, included in other current assets, rose $0.6 million as we have temporarily installed several digital projectors at customer locations for demonstration and testing purposes. Additionally, in 2006, we paid out $1.0 million in bonus payments accrued for at December 31, 2005. An offset to these decreases resulted as we were able to increase cash flows by reducing accounts receivable and inventory balances by $0.8 and $0.4 million, respectively. Finally, the timing of income tax payments increased cash flow by an additional $0.6 million compared to 2005.

Net cash used in investing activities amounted to $2.4 million in 2006 compared to $0.8 million in 2005. The increase primarily pertains to the purchase of National Cinema Service Corp. for approximately $1.5 million, net of cash acquired. We also incurred approximately $0.5 million of capital expenditures during 2006 and received proceeds from the sale of assets of $0.3 million. Investing activities in 2005 primarily related to capital expenditures of $0.8 million.

Net cash provided by financing activities amounted to $0.6 million compared to $0.9 million in 2005. We received proceeds of $0.4 million from our stock option and purchase plans in 2006, recorded a $0.4 million income tax benefit pertaining to these plans and made debt payments of $0.2 million. The debt payments resulted from paying off certain notes payable pertaining to the National Cinema Service acquisition. During 2005, we received proceeds of $0.9 million from our stock plans and made debt payments of $.03 million.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2006.

Internal Controls Over Financial Reporting

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our Annual Report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of our internal controls over financial reporting. We have begun the process of complying with these requirements and while we have not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that we will not discover deficiencies in our internal controls as we implement new documentation and testing procedures to comply with the new Section 404 reporting requirement. If we discover deficiencies or are unable to complete the work necessary to properly evaluate our internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that our internal controls over financial reporting are effective.

If we become an accelerated filer as defined in Rule 12b-2 of the Exchange Act, our compliance with Section 404 of the Sarbanes-Oxley Act will need a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal controls over financial reporting and a report on the effectiveness of our internal controls over financial reporting be included into Form 10-K for fiscal 2007 in addition to a report on management’s assessment. We will not know whether we will become an accelerated filer until June 30, 2007, which is the next date at which this status is determined.

Concentrations

Our top ten customers accounted for approximately 45% of 2006 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 49% of net consolidated receivables at December 31, 2006. Sales to AMC Theatres, Inc. represented over 10% of consolidated sales. Additionally, receivables from Vari International and Goldenduck (Thailand) Co. Ltd. each represented over 10% of net consolidated receivables at December 31, 2006. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

The principal raw materials and components used in our manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. We utilize a single contract manufacturer for each of our intermittent movement components, reflectors, lenses and xenon lamps. Although we have not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on our Company until alternative manufacturing arrangements were secured. We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. We believe that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

Hedging and Trading Activities

We do not engage in any hedging activities, including currency-hedging activities, in connection with our foreign operations and sales. To date, all of our international sales have been denominated in U.S. dollars, exclusive of Strong Westrex, Inc. sales, which are denominated in Hong Kong dollars. In addition, we do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt, including interest	$14,900	14,900	—	—	—	—	—
Non-competition agreement	125,000	25,000	25,000	25,000	—	50,000	—
Postretirement benefits	241,309	22,415	24,101	25,745	20,725	21,934	126,389
Operating leases	100,997	60,837	36,722	3,438	—	—	—
Contractual cash obligations	$482,206	123,152	85,823	54,183	20,725	71,934	126,389

There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. We believe that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Environmental and Legal

See Note 14 to the consolidated financial statements, and Item 3 of this report, for a full description of all environmental and legal matters.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. We did experience higher than normal prices on certain raw materials during the year coupled with higher freight costs as freight companies passed on a portion of higher gas and oil costs. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

2007 Outlook

We have begun to see evidence of the theatre exhibition industry’s expected transition to digital cinema during 2007. Theatre owners are now evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. However, the extent and timing of the impact to Ballantyne’s 2007 revenues and operations is currently unclear. Digital cinema remains an important component of our long-term growth strategy, and we continue to work closely with our partner, NEC Solutions (America), Inc., to launch this next generation technology within the exhibition industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. As a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets. As stated above, the majority of our foreign sales are denominated in U.S. dollars except for our subsidiary in Hong Kong. We purchase the majority of our lenses from a German manufacturer. Based on forecasted purchases during 2007, an average 10% devaluation of the dollar compared to the Euro would cost us approximately $0.2 million.

We have also evaluated our exposure to fluctuations in interest rates. If we would borrow up to the maximum amount available under our variable interest rate credit facility, a one percent increase in the interest rate would increase interest expense by $40,000 per annum. No amounts are currently outstanding under the credit facility. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

We have not historically and are not currently using derivative instruments to manage the above risks.

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

The Audit Committee of the Board of Directors, composed of four non-employee directors, is responsible for recommending to the Board of Directors the independent accounting firm to be retained each year. The Audit Committee meets regularly, and when appropriate separately, with the independent auditors and management to review the Company’s performance. The independent auditors and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.

/s/ JOHN P. WILMERS
John P. Wilmers
President and Chief Executive Officer
/s/ KEVIN HERRMANN
Kevin Herrmann
Secretary/Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ballantyne of Omaha, Inc.:

We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes 1 and 13 to the consolidated financial statements, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

As discussed in the Notes 1, 12, and 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

KPMG LLP

Omaha, Nebraska

April 2, 2007

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$22,622,654	$19,628,348
Restricted cash	611,391	—
Accounts receivable (less allowance for doubtful accounts of $498,783 in 2006 and $420,223 in 2005)	7,468,533	7,821,085
Inventories, net	8,848,396	9,942,065
Deferred income taxes	1,491,458	1,247,609
Other current assets	1,019,007	430,411
Total current assets	42,061,439	39,069,518
Property, plant and equipment, net	4,854,508	5,379,933
Goodwill, net	1,794,426	2,467,219
Intangible assets, net	486,003	—
Other assets	27,057	19,257
Deferred income taxes	684,067	—
Total assets	$49,907,500	$46,935,927
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,608	$27,761
Accounts payable	3,257,948	2,212,056
Warranty reserves	617,052	680,017
Accrued group health insurance claims	276,405	275,468
Accrued bonuses	—	983,235
Other accrued expenses	2,310,339	1,663,708
Customer deposits	344,599	536,724
Income tax payable	266,395	63,217
Total current liabilities	7,087,346	6,442,186
Long-term debt, net of current portion	—	14,609
Deferred income taxes	—	156,912
Other accrued expenses, net of current portion	431,207	324,715
Total liabilities	7,518,553	6,938,422
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,824,389 shares in 2006 and 15,495,336 shares in 2005	158,243	154,953
Additional paid-in capital	34,216,227	33,411,013
Accumulated other comprehensive income	14,746	—
Retained earnings	23,315,185	21,746,993
	57,704,401	55,312,959
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	42,388,947	39,997,505
Total liabilities and stockholders’ equity	$49,907,500	$46,935,927

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net revenues	$49,732,371	$53,856,997	$49,144,510
Cost of revenues	38,906,691	38,951,626	35,629,838
Gross profit	10,825,680	14,905,371	13,514,672
Selling and administrative expenses:
Selling	2,982,893	2,831,706	3,126,174
Administrative	5,120,740	5,632,643	4,605,220
Goodwill impairment	1,250,534	—	—
Total selling and administrative expenses	9,354,167	8,464,349	7,731,394
Gain on disposal of assets, net	37,546	9,171	104,892
Income from operations	1,509,059	6,450,193	5,888,170
Interest income	796,016	412,408	129,813
Interest expense	(45,652)	(30,939)	(35,141)
Other income (expense), net	40,101	(46,897)	(91,329)
Income before income taxes	2,299,524	6,784,765	5,891,513
Income tax expense	(731,332)	(2,475,868)	(818,184)
Net income	$1,568,192	$4,308,897	$5,073,329
Basic earnings per share	$0.12	$0.33	$0.40
Diluted earnings per share	$0.11	$0.31	$0.37
Weighted average shares outstanding:
Basic	13,586,252	13,255,349	12,828,096
Diluted	14,018,682	13,852,899	13,608,876

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income	Equity
Balance at December 31, 2003	$148,146	31,891,630	12,364,767	(15,315,454)	—	29,089,089
Comprehensive Income:
Net income	—	—	5,073,329	—	—	5,073,329
Issuance of 263,051 shares of common stock upon exercise of stock options	2,630	183,814	—	—	—	186,444
Issuance of 13,208 shares of common stock under the employees stock purchase plan	132	21,197	—	—	—	21,329
Income tax benefit related to stock option plans	—	153,247	—	—	—	153,247
Balance at December 31, 2004	$150,908	32,249,888	17,438,096	(15,315,454)	—	34,523,438
Net income	—	—	4,308,897	—	—	4,308,897
Issuance of 386,150 shares of common stock upon exercise of stock options	3,862	829,045	—	—	—	832,907
Issuance of 18,323 shares of common stock under the employees stock purchase plan	183	48,934	—	—	—	49,117
Income tax benefit related to stock option plans	—	283,146	—	—	—	283,146
Balance at December 31, 2005	$154,953	33,411,013	21,746,993	(15,315,454)	—	39,997,505
Net income	—	—	1,568,192	—	—	1,568,192
Issuance of 313,403 shares of common stock upon exercise of stock options	3,134	298,881	—	—	—	302,015
Issuance of 15,650 shares of common stock under the employees stock purchase plan	156	58,844	—	—	—	59,000
Income tax benefit related to stock option plans	—	367,685	—	—	—	367,685
Stock compensation expense	—	79,804	—		—	79,804
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	14,746	14,746
Balance at December 31, 2006	$158,243	34,216,227	23,315,185	(15,315,454)	14,746	42,388,947

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$1,568,192	$4,308,897	$5,073,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	120,176	20,699	74,956
Provision for obsolete inventory	847,337	449,577	601,157
Depreciation of property, plant and equipment	1,076,308	1,113,334	1,041,775
Other amortization	41,224	23,488	40,585
Goodwill Impairment	1,250,534	—	—
Gain on disposal of fixed assets	(37,546)	(9,171)	(104,892)
Deferred income taxes	(1,084,828)	(26,114)	(1,064,583)
Share-based compensation expense	106,723	—	—
Excess tax benefits from stock options exercised	(367,685)	—	—
Changes in assets and liabilities:
Accounts receivable	800,959	(1,682,020)	464,005
Inventories	361,625	1,782,324	(315,271)
Other current assets	(578,311)	(136,735)	669,937
Accounts payable	844,668	(388,421)	(1,116,679)
Warranty reserves	(62,965)	11,749	(63,765)
Accrued group health insurance claims	937	40,870	(152,313)
Accrued bonuses	(983,235)	71,715	911,520
Other accrued expenses	523,613	239,250	(595,960)
Customer deposits	(192,125)	(376,543)	297,216
Current income taxes	570,863	100,377	143,398
Other assets	(7,800)	4,500	1,025
Net cash provided by operating activities	4,798,664	5,547,776	5,905,440
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,508,258)	—	—
Increase in restricted investments	(611,391)	—	—
Capital expenditures	(514,927)	(827,302)	(1,131,792)
Proceeds from sale of assets	265,401	19,801	313,249
Net cash used in investing activities	(2,369,175)	(807,501)	(818,543)
Cash flows from financing activities:
Payments on long-term debt	(234,266)	(25,935)	(24,254)
Increase in checks outstanding in excess of bank balances	70,383	—	—
Proceeds from employee stock purchase plan	59,000	49,117	21,329
Proceeds from exercise of stock options	302,015	832,907	186,444
Excess tax benefits from stock options exercised	367,685	—	—
Net cash provided by financing activities	564,817	856,089	183,519
Net increase in cash and cash equivalents	2,994,306	5,596,364	5,270,416
Cash and cash equivalents at beginning of year	19,628,348	14,031,984	8,761,568
Cash and cash equivalents at end of year	$22,622,654	$19,628,348	$14,031,984

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

1.   Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., and Design & Manufacturing, Inc., design, develop, manufacture, service and distribute theatre equipment and lighting systems and distributes restaurant products. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks, special venues, and the food service industry. Sales in 2006 were distributed as follows;  Theatre - 92%, Lighting - 6% and Restaurant - 2%. Refer to the Business Segment Section (note 16) for further information.

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

c.   Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

The Company maintained an allowance for doubtful accounts of $498,783 and $420,223 at December 31, 2006 and 2005, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

d.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory estimated based on management’s review of inventories on hand compared to estimated future usage and sales.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

e.   Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends.

The impairment testing requires management to estimate the fair value of the assets or reporting unit. The estimate of the fair value of the assets is determined on the basis of discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings in addition to other factors. The fair value of the reporting unit is then compared to the carrying amount of the assets to quantify an impairment charge as of the assessment date for the excess of the carrying amount of the reporting unit’s assets over the fair value of the reporting unit’s assets.

As a result of analysis conducted in its annual year-end review of goodwill pursuant to SFAS 142, Ballantyne has recorded a pre-tax impairment charge of $1,250,534 on a portion of the Company’s goodwill pertaining to a reporting unit within the Theatre segment. The analysis took into consideration the ongoing transition taking place in the Company’s strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. Accordingly, the Company has taken a 2006 non-cash charge amounting to $1.25 million, or $0.06 per diluted share after tax. The effect of the charge reduced 2006 reported net income and EPS.

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

g.   Major Maintenance Activities

The Company incurs maintenance costs on all its major equipment. Repair and maintenance costs are expensed as incurred.

h.   Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

i.   Revenue Recognition

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

j.   Research and Development

Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $1,334,000, $455,000 and $328,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in research and development during 2006 pertains to expenses recorded on certain digital projectors at customer locations for testing purposes.

k.   Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $757,000, $729,000 and $725,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

l.   Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instruments could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, debt, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values.

m.   Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

n.   Cash Overdrafts

Cash book overdrafts totaling $70,383 were classified as accrued expenses at December 31, 2006. The Company’s policy is to report the change in book overdrafts as a financing activity in the consolidated statements of cash flows.

o.   Earnings Per Common Share

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

	Years Ended December 31,
	2006	2005	2004
Basic earnings per share:
Earnings applicable to common stock	$1,568,192	$4,308,897	$5,073,329
Weighted average common shares outstanding	13,586,252	13,255,349	12,828,096
Basic earnings per share	$0.12	$0.33	$0.40
Diluted earnings per share:
Earnings applicable to common stock	$1,568,192	$4,308,897	$5,073,329
Weighted average common shares outstanding	13,586,252	13,255,349	12,828,096
Assuming conversion of options outstanding	432,430	597,550	780,780
Weighted average common shares outstanding, as adjusted	14,018,682	13,852,899	13,608,876
Diluted earnings per share	$0.11	$0.31	$0.37

At December 31, 2006 and 2005, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share were outstanding, but were not included in the computation of diluted earnings per share for the years ended December 31, 2006 and 2005 as the options’ exercise price was greater than the average market price of the common shares. These options expire between January 2007 and May 2010.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

p.   Stock Option Plan

Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 on stock options granted to employees or directors, since all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123R). This statement replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 are reflected in operating activities. Share-based compensation cost that has been included in income from operations amounted to $106,723 for the year ended December 31, 2006. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2006.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock plans prior to adoption of Statement 123(R) on January 1, 2006. No pro forma disclosure has been made for periods subsequent to January 1, 2006 as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ service periods with forfeiture recognized as they occurred.

	2005	2004
Net income, as reported	$4,308,897	$5,073,329
Less pro forma stock compensation cost, net of tax benefit	(91,431)	(180,322)
Pro forma net income	$4,217,466	$4,893,007
Basic earnings per share
As reported	$0.33	$0.40
Pro forma	$0.32	$0.38
Diluted earnings per share
As reported	$0.31	$0.37
Pro forma	$0.30	$0.36

q.   Impairment of Long-Lived Assets

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.9 million at December 31, 2006. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

r.   Warranty Reserves

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes warranty activity for the three years ended December 31, 2006.

Warranty accrual at December 31, 2003	$732,033
Charged to expense	561,335
Amounts written off, net of recoveries	(625,100)
Warranty accrual at December 31, 2004	$668,268
Charged to expense	342,514
Amounts written off, net of recoveries	(330,765)
Warranty accrual at December 31, 2005	$680,017
Charged to expense	160,428
Amounts written off, net of recoveries	(223,393)
Warranty accrual at December 31, 2006	$617,052

s.   Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2006 presentation.

t.   Adoption of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 during 2006 resulting in the recording of an adjustment to accumulative other comprehensive income of $14,746.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material effect on our current process for assessing and quantifying financial statement misstatements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

During 2005, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which eliminates the exception to the fair-value principle for exchanges of “similar productive assets,” which had been accounted for based on the book value of the asset surrendered with no gain recognition. Nonmonetary exchanges have to be accounted for at fair-value, recognizing any gain or loss, if the transactions meet the commercial-substance criterion and fair-value determinable. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this Statement beginning January 1, 2006 and the pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statement.”  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted this pronouncement beginning January 1, 2006 and the pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB has adopted SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.”  The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

u.   Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this interpretation as of January 1, 2007, is not expected to have a material impact on our consolidated financial position.

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

During 2006, the Emerging Issues Task Force issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes (gross receipts taxes are excluded). The Company has historically presented such taxes on a net basis.

3.   Acquisition of National Cinema Service Corp.

On May 31, 2006, the Company acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). The results of NCSC’s operations have been included in the consolidated financial statements from the acquisition date through the reporting period ended December 31, 2006. NCSC is a national provider of cinema services including film and digital projector maintenance, repair, equipment installations, site surveys and other theatre services and has a reputation for quality work, responsiveness and an experienced technical team. As a result of the acquisition, Strong Technical Services, Inc., a wholly-owned subsidiary of Ballantyne, will form a core business established to service the digital and film cinema marketplace.

The total purchase price of NCSC at the date of acquisition was $1.7 million including cash acquired. The Company entered into an agreement to pay the former owner of NCSC, $150,000 in consideration for a five-year covenant not to compete, of which $25,000 was paid at closing, with the remaining $125,000 being placed in escrow to be paid over five-years. The payments are contingent upon the satisfaction of the requirement to not compete with the Company in the cinema service business over a five-year period. The purchase price excluded an additional $0.5 million of restricted funds that were placed in escrow for contingent payments. These contingencies related to certain aged accounts receivable inventories deemed to have a heightened risk of becoming obsolete and certain contingent sales tax liabilities. During 2006, the satisfaction of the terms outlined in the purchase agreement related to aged accounts receivable, inventories and certain sales tax liabilities were satisfied and these funds are due and payable to the seller as of December 31, 2006.

Funds for the purchase were provided by internally generated cash flows. Direct transaction costs were not material to the transaction.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company’s management based on information currently available, assumptions as to future operations and preliminary independent appraisals. Based on the final analysis, $135,962 was assigned to a non-compete agreement entered into with the former owner of NCSC and will be amortized over the five-year life of the agreement. The remaining $391,265 of acquired intangible assets is subject to amortization using an estimated useful life not exceeding nine years. The following table summarizes the current estimated fair value of the assets acquired and liabilities assumed at the date of acquisition taking into consideration the final determination of appraised and other fair values.

Cash acquired	$313,941
Other current assets	694,161
Property and equipment	263,811
Amortizable intangible assets	527,227
Goodwill	577,741
Total assets acquired	2,376,881
Current liabilities	(465,954)
Non-current liabilities	(88,728)
Total liabilities assumed	(554,682)
Net assets acquired	$1,822,199

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The entire amount of goodwill is deductible for tax purposes.

The following tables summarize the unaudited pro forma results of operations for the three months and twelve months ended December 31, 2006 as if NCSC had been combined as of the beginning of the year. In addition, the tables summarize the unaudited results of operations for comparable periods ended December 31, 2005 as if NCSC had been combined at the beginning of that period.

The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Twelve Months Ended December 31,
	2006	2005
Net sales	$49,732,371	$60,711,998
Earnings before taxes	2,545,751	6,860,009
Net income	1,736,203	4,356,106
Basic earnings per common share	0.13	0.33
Diluted earnings per common share assuming dilution	0.12	0.31

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4.   Intangible Assets

Intangible assets consist of the following:

	December 31,
	2006	2005
Amortizable intangible assets:
Customer relationships	$391,265	$113,913
Non-competition agreement	135,962	6,882
	$527,227	$120,795
Accumulate amortization:
Customer relationships	$(25,360)	$(113,913)
Non-competition agreement	(15,864)	(6,882)
	$(41,224)	$(120,795)

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

During 2006, the Company purchased certain intangible assets pertaining to the asset purchase agreement between the Company and National Cinema Service Corporation. The assets were recorded at fair value.

Intangible assets, other than goodwill, with definite lives will be amortized over their useful lives. Customer relationships are being amortized over useful lives of nine years and the non-competition agreement is being amortized over a useful life of five years.

The fair values and related useful lives were estimated based on management’s assessment as well as independent third party appraisals.

The Company recorded amortization expense relating to other identifiable intangible assets of $41,224, $23,488 and $40,585 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.   Goodwill

As of December 31, 2006 and December 31, 2005, the Company had unamortized goodwill of $1,794,426 and $2,467,219, respectively, resulting in a net decrease of $672,793. The change in goodwill resulted from an increase in goodwill of $577, 741 from the acquisition of National Cinema Service Corporation. The increase was offset by a decrease of $1,250,534 which resulted from impairment charges related to a reporting unit within the Theatre segment which is discussed in the following paragraphs.

Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually as well as when events and circumstances indicate that an impairment may have occurred. Certain

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends.

The impairment testing requires management to estimate the fair value of the assets or reporting unit. The estimate of the fair value of the assets is determined on the basis of discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings in addition to other factors. The fair value of the reporting unit is then compared to the carrying amount of the assets to quantify an impairment charge as of the assessment date for the excess of the carrying amount of the reporting unit’s assets over the fair value of the reporting unit’s assets.

As a result of analysis conducted in its annual year-end review of goodwill pursuant to SFAS No. 142, Ballantyne has recorded a pre-tax impairment charge of $1,250,534 on a portion of the Company’s goodwill pertaining to a reporting unit within the Theatre segment. The analysis took into consideration the ongoing transition taking place in the Company’s strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. Accordingly, the Company has taken a 2006 non-cash charge amounting to $1.25 million, or $0.06 per diluted share after tax. The effect of the charge has been to reduce 2006 reported net income and EPS.

6.   Inventories

Inventories consist of the following:

	December 31,
	2006	2005
Raw materials and components	$6,041,409	$7,008,791
Work in process	769,575	1,339,323
Finished goods	2,037,412	1,593,951
	$8,848,396	$9,942,065

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,535,000 and $1,138,000 as of December 31, 2006 and 2005, respectively.

7.   Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31,
	2006	2005
Land	$343,500	$343,500
Buildings and improvements	4,699,981	4,699,981
Machinery and equipment	9,150,422	9,511,671
Office furniture and fixtures	2,403,721	2,212,273
Construction in process	23,856	39,155
	16,621,480	16,806,580
Less accumulated depreciation	11,766,972	11,426,647
Net property, plant and equipment	$4,854,508	$5,379,933

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Depreciation expense amounted to approximately $1,076,000, $1,113,000 and $1,042,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.   Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007. The Company expects to renew the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2005. No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at December 31, 2006) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

In connection with the acquisition of National Cinema Service Corp., the Company assumed notes payable in the amount of $206,504 pertaining to certain acquired automobiles. The notes had various interest rates and were paid off in July 2006.

Long-term debt at December 31, 2006 consisted entirely of installment payments relating to the purchase of certain intangible assets with the final payment of $14,608 to be made in 2007.

9.   Income Taxes

Income before income taxes consists of:

	Years Ended December 31,
	2006	2005	2004
United States	$2,079,862	$6,558,558	$5,685,666
Foreign	219,662	226,207	205,847
	$2,299,524	$6,784,765	$5,891,513

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal expense	$1,685,151	$2,284,114	$1,727,908
State expense	93,232	178,000	119,000
Foreign expense	37,777	39,868	35,859
Deferred benefit	(1,084,828)	(26,114)	(1,064,583)
	$731,332	$2,475,868	$818,184

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as follows:

	Years Ended December 31,
	2006	2005	2004
Expected tax expense	$781,838	$2,306,820	$2,003,113
State income taxes, net of federal effect	61,533	117,480	78,540
Valuation allowances	—	—	(1,493,867)
Tax-exempt interest	(160,410)	—	—
Other	48,371	51,568	230,398
	$731,332	$2,475,868	$818,184

Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2006	2005
Deferred tax assets:
Non-deductible accruals	$290,863	$307,836
Inventory reserves	795,860	517,185
Warranty reserves	225,224	250,926
State NOL	20,000	40,000
Uncollectible receivable reserves	380,755	155,062
Accrued group health insurance claims	100,888	101,648
Stock compensation expense	32,365	—
Goodwill impairment	456,445	—
Other	125,225	115,517
Net deferred tax assets	2,427,625	1,488,174
Deferred tax liability—depreciation and amortization	(252,100)	(397,477)
Net deferred tax assets	$2,175,525	$1,090,697

During 2004, the Company reversed all valuation allowances against its deferred tax assets as management believed that it was more likely than not that all deferred tax assets would be realized taking into consideration all available evidence including historical pre-tax and taxable income, projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences. The reversal was recorded as an offset against income tax expense in the amount of $1.5 million of which $1.1 million relates to projected future pre-tax income. As of December 31, 2006, the Company had state NOL carryforwards available to offset future state taxable income which are set to expire beginning in 2006 and thereafter.

The American Job Creative Act of 2004 was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing incomes. The change resulted in a $0.2 million deduction for the Company for the year ended December 31, 2006.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

10. Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At December 31, 2006, $544,382 is due from Digital Link. Only the payments received on the note receivable totaling $235,618 were recorded as revenue during 2006 with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

11.  Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2006	2005	2004
Interest paid	$21,200	$9,561	$12,087
Income taxes paid	$160,469	$2,401,605	$1,739,369
Income tax benefit related to stock option plans	$367,685	$283,146	$153,247
Share-based compensation expense related to liability classified awards	$26,919	$—	$—
Share-based compensation expense related to equity classified awards	$79,804	$—	$—

As of December 31, 2006, the total unrecognized compensation cost related to stock option awards was $84,747 and is expected to be recognized over a weighted average period of approximately 10 months.

12.  Stock Compensation

Options

The Company currently maintains a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) which has not been approved by the Company’s stockholders. The plan is administered by the Board of Directors and exists to provide incentive to non-employee directors to serve on the Board and exert their best efforts. The 2001 Director’s Plan provides an option to purchase common stock in lieu of all or part of the retainer paid to Directors for their services. The Board of Directors fix the amount of the retainer fee for the coming year at least thirty days prior to beginning of plan year. At that time, each non-employee director may elect to receive stock options for all or part of the retainer fee to be provided.

In addition, the Company currently maintains a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which has been approved by the Company’s stockholders. The Company also maintained a 1995 Employee Stock Option Plan and a 1995 Directors Stock Plan which both expired in 2005, however, there are outstanding stock options remaining under these two expired plans.

All past and future grants under the Company’s stock option plans were granted at prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date.

All options granted under the 2001 Directors Plan and the 1995 Employee Stock Option Plan were fully vested, based on their original terms, prior to January 1, 2006. As such, no compensation expense related to those options has been recognized under SFAS No. 123(R). The 1995 Outside Directors Stock Plan had 47,250 shares outstanding not yet vested at January 1, 2006 and were subject to the recognition of compensation expense. The Company granted 47,250 and 70,875 stock options under the 2005 and 1995 Outside Directors plans during the twelve months ended December 31, 2006 and 2005, respectively. The Company currently uses authorized and un-issued shares to satisfy share award exercises.

A total of 1,105,690 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans for directors at December 31, 2006.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The Company has not and is not expected to pay cash dividends in the future. The Company Policy is to record the fair value of the options to selling, general and administrative expenses on a straight-line basis over the requisite service period.

The fair value of option grants during the twelve months ended December 31, 2006, 2005, and 2004 was estimated using the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.97%	3.82%	4.15%
Expected volatility	48.9%	66.9%	58.8%
Expected life (in years)	4	3.6	10.0

As a result of adopting SFAS No. 123(R), earnings before income taxes included $106,723 of share-based compensation expense related to stock options, with an associated tax benefit of $32,365 for the year-ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $367,685 was classified as a financing cash flow for the year-ended December 31, 2006.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s activities with respect to its stock options for the three years ended December 31, 2006 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2003	1,562,604	$2.55
Granted	40,000	3.04
Exercised	(213,051)	0.63
Forfeited	(87,200)	7.54
Options outstanding at December 31, 2004	1,302,353	2.55
Granted	70,875	4.75
Exercised	(386,150)	2.16
Forfeited	—	—
Options outstanding at December 31, 2005	987,078	2.86
Granted	47,250	4.25
Exercised	(313,403)	0.96
Forfeited	—	—
Outstanding at December 31, 2006	720,925	$3.77	3.30	$1,906,462
Exercisable at December 31, 2006	665,800	$3.72	3.24	$1,875,749

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2006. The total intrinsic value for options exercised during the twelve months ended December 31, 2006, 2005, and 2004 was $1,062,417, $907,420, and $574,952, respectively. The weighted average grant date fair value of options granted in the twelve months ended December 31, 2006, 2005, and 2004 was $1.86, $2.55, and $2.18, respectively.

Cash received from option exercises under all plans for the twelve months ended December 31, 2006, 2005, and 2004 was $302,015, $832,907, and $186,444, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $367,685, $283,146, and $153,247 for twelve months ended December 31, 2006, 2005, and 2004, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options outstanding at December 31, 2006			Exercisable at December 31, 2006
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.36 to 1.19	404,875	4.39	$0.63	404,875	4.39	$0.63
4.25 to 4.75	118,125	3.82	4.55	63,000	3.67	4.63
7.30 to 11.43	197,925	0.76	9.74	197,925	0.76	9.74
$0.36 to 11.43	720,925	3.30	$3.77	665,800	3.24	$3.72

As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $48,969 and is expected to be recognized over a weighted average period of 12 months.

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2006, 134,350 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010. The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $1.85 using the Black-Scholes option-pricing model made with the following weighted average assumptions:  risk-free interest rate – 4.91%, dividend yield – 0%, expected volatility – 37.8% and expected life in years – 1. At December 31, 2006, the total unrecognized estimated compensation cost was $16,360 which is expected to be recognized over a period of 10 months.

13.   Stockholder Rights Plan

On May 26, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”). Under terms of the Rights Plan, which expires June 9, 2010, the Company declared a distribution of one right for each outstanding share of common stock. The rights become exercisable only if

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

a person or group (other than certain exempt persons, as defined) acquires 15 percent or more of Ballantyne common stock or announces a tender offer for 15 percent or more of Ballantyne’s common stock. Under certain circumstances, the Rights Plan allows stockholders, other than the acquiring person or group, to purchase the Company’s common stock at an exercise price of half the market price.

14.   Commitments, Contingencies and Concentrations

a.   Bonus Plans

During 2004, the Board of Directors approved two cash incentive plans, the Executive Officers Performance Bonus Compensation Plan and the Employee Performance Bonus Compensation Plan to replace the Company’s previous Profit Sharing Plan. The plans are annual cash incentive programs that provide certain officers and key employees cash bonuses if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined. Charges to expense for the plans amounted to approximately $0 and $1,213,000 for the years ended December 31, 2006 and 2005, respectively. During 2006, the Company did not achieve the necessary financial goals.

b.   Retirement Plan

The Company sponsors a defined contribution 401-K plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $202,000, $186,000 and $194,000, respectively.

c.   Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for certain current and former executives and their spouses. The Company’s policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits are accrued over the employees’ service lives.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of FASB Statement 158. Statement 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability on its balance sheet. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company’s active employees.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the Plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2006, and 2005:

	2006	2005
Reconciliation of benefit obligation
Benefit obligation at January 1	$408,668	$384,967
Service cost	10,434	10,798
Interest cost	19,153	21,378
Benefits paid, net of contributions	(3,470)	(3,185)
Actuarial gain	(70,265)	(5,290)
Benefit obligation at December 31	$(364,520)	$(408,668)
Fair value of plan assets at December 31	—	—
Funded status at end of year	$(364,520)	$(408,668)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(7,667)	(6,044)
Noncurrent liabilities	(356,853)	(324,715)
Accumulated other comprehensive income	(14,746)	—
Net amount recognized	$(379,266)	$(330,759)

Amounts recognized in accumulated other comprehensive income consists of:

	2006	2005	2004
Net actuarial gain	$14,746	$—	$—
Total accumulated other comprehensive income	$14,746	$—	$—

The accumulated benefit obligation for the Plan was $364,520 and $408,668 at December 31, 2006 and 2005, respectively. Net periodic benefit cost recognized in 2006, 2005, and 2004 was:

	2006	2005	2004
Net periodic benefit cost recognized	$51,977	$59,046	$62,953

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in 2006 are as follows:

2006
Net actuarial gain	$14,746
Total recognized in accumulated other comprehensive income	$14,746
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$66,723

For the defined postretirement benefits plan, no amortization of the net gain or prior service cost from accumulated other comprehensive income into net periodic benefit cost will be recognized in the next fiscal year.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Weighted average assumptions used to determine benefit obligations at December 31, 2006 and 2005 were as follows:

	2006	2005	2004
Discount rate	5.75%	5.50%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Healthcare cost trend rate	8.00%	8.50%	9.00%

Weighted average assumptions used to determine net benefit cost for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005	2004
Discount rate	5.50%	6.00%	6.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Healthcare cost trend rate	8.00%	8.50%	9.00%

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$4,005	$(3,531)
Effect on the health care component of the accumulated postretirement benefit obligation	$47,890	$(42,255)

For measurement purposes, an 8.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 6.00% through 2011 and remain at that level thereafter.

	2006	2005	2004
Benefit cost	$51,977	$59,046	$62,953
Employer contribution	—	—	—
Plan participants’ contributions	1,800	1,800	1,800
Benefits paid	5,270	4,985	22,237

The Company expects to contribute $22,415 to its postretirement benefit plan in 2007.

The benefits expected to be paid from the postretirement benefit plan in each year 2007-2011 are $22,415, $24,101, $25,745, $20,725 and $21,934, respectively. The aggregate benefits expected to be paid in the five years from 2012-2016 are $126,389. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31 and include estimated future employee service.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act established a prescription drug benefit under Medicare, known as “Medicare Part D” and a federal subsidy to sponsors of retired healthcare benefit

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

d.   Concentrations

The Company’s top ten customers accounted for approximately 45% of 2006 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 49% of net consolidated receivables at December 31, 2006. Sales to AMC Theatres, Inc. represented approximately 10% of consolidated sales. Additionally, receivables from Vari International and Goldenduck (Thailand) Co. Ltd. represented 14% and 12%, respectively, of net consolidated receivables at December 31, 2005. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

e.   Leases

The Company and its subsidiaries lease office facilities, furniture, autos and equipment under operating leases expiring through 2008. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $61,000, $74,000 and $98,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company leases a facility in Florida used by the audiovisual segment that was sold on December 31, 2002. In connection with the sale, the Company entered into a sublease agreement with the purchaser (Strong Audiovisual Incorporated). The term of this sublease was for a period of 42 months which ended on June 30, 2006.

Future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows:  2007 - $60,837; 2008 - $36,722; and 2009 - $3,438.

f.   Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2006 and 2005 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.   Litigation

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. We believe that we have strong defenses and intend to defend the suit vigorously. It is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position.

During March 2006, Ballantyne settled an asbestos case entitled Bercu v. BICC Cables Corporation, et al., originally filed June 27, 2003 in the Supreme Court of the State of New York. The settlement amount was not material to the Company’s results of operations, financial position or cash flow.

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

h.   Environmental

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne’s main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960’s. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent (“AOC”) to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, the Company has paid its share of the costs. At December 31, 2006, the Company has provided for management’s estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

15.   Subsequent Events

Entry into a Material Definitive Agreement

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC is formed with the Company and RealD as the two sole members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. The LLC will purchase certain projectors and accessories to be provided to exhibitors from the Company and the LLC will install the equipment under the terms of an agreement with said exhibitors.

16.   Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of December 31, 2006, the Company’s operations were conducted principally through three business segments: Theatre, Lighting and Restaurant. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The restaurant segment includes the manufacture and sale of replacement parts and the sale of seasonings, marinades and barbeque sauces. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Summary by Business Segments

	2006	2005	2004
Net revenue
Theatre	$45,982,407	$49,651,050	$45,144,254
Lighting	3,035,984	3,374,820	2,847,014
Restaurant	713,980	831,127	1,153,242
Total revenue	$49,732,371	$53,856,997	$49,144,510
Gross profit
Theatre	$9,711,213	$13,453,120	$12,464,254
Lighting	835,064	1,074,015	765,290
Restaurant	279,403	378,236	285,128
Total gross profit	10,825,680	14,905,371	13,514,672
Selling and administrative expenses
Selling	(2,982,893)	(2,831,706)	(3,126,174)
Administrative	(5,120,740)	(5,632,643)	(4,605,220)
Goodwill impairment	(1,250,534)	—	—
Gain on disposal of assets	37,546	9,171	104,892
Operating income	1,509,059	6,450,193	5,888,170
Net interest income	750,364	381,469	94,672
Other income (expense), net	40,101	(46,897)	(91,329)
Income before income taxes	$2,299,524	$6,784,765	$5,891,513
Identifiable assets
Theatre	$46,034,955	$42,866,118	$39,129,877
Lighting	3,387,523	3,382,738	2,764,847
Restaurant	485,022	687,071	276,316
Total	$49,907,500	$46,935,927	$42,171,040
Expenditures on capital equipment
Theatre	$499,769	$787,230	$1,049,740
Lighting	15,158	40,072	82,052
Restaurant	—	—	—
Total	$514,927	$827,302	$1,131,792
Depreciation, amortization and impairment
Theatre	$2,308,010	$1,087,371	$1,021,142
Lighting	60,056	49,451	61,218
Restaurant	—	—	—
Total	$2,368,066	$1,136,822	$1,082,360
Gain on disposal of long-lived assets
Theatre	$37,546	$8,621	$96,154
Lighting	—	550	8,738
Restaurant	—	—	—
Total	$37,546	$9,171	$104,892

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Summary by Geographical Area

	2006	2005	2004
Net revenue
United States	$35,179,899	$38,038,322	$34,122,116
Canada	730,347	786,455	759,067
Asia	7,733,288	7,445,010	7,781,716
Mexico and South America	4,339,957	5,697,097	4,254,069
Europe	1,690,404	1,768,934	2,079,968
Other	58,476	121,179	147,574
Total	$49,732,371	$53,856,997	$49,144,510
Identifiable assets
United States	$47,975,865	$44,910,526	$40,513,053
Asia	1,931,635	2,025,401	1,657,987
Total	$49,907,500	$46,935,927	$42,171,040

Net revenues by business segment are to unaffiliated customers. Net sales by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

17.   Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2006, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Net revenue	$12,433,338	11,854,768	13,069,673	12,374,592
Gross profit	3,330,967	2,732,128	2,194,524	2,568,061
Net income (loss)(1)	914,748	727,435	374,713	(448,704)
Basic and diluted earnings (loss) per share:
Basic(1)	0.07	0.05	0.03	(0.03)
Diluted(1)	0.07	0.05	0.03	(0.03)
Stock price:
High	4.94	4.49	5.05	5.30
Low	3.50	3.65	3.75	3.61
2005:
Net revenue	$12,511,869	13,041,594	14,260,237	14,043,297
Gross profit	3,394,591	3,686,992	4,056,243	3,767,545
Net income	941,914	1,061,261	1,229,045	1,076,677
Basic and diluted earnings per share:
Basic	0.07	0.08	0.09	0.08
Diluted	0.07	0.08	0.09	0.08
Stock price:
High	5.93	4.85	4.94	5.16
Low	4.06	3.70	3.69	4.42
2004:
Net revenue	$11,297,412	11,657,967	11,675,514	14,513,617
Gross profit	3,157,734	3,237,163	3,304,311	3,815,464
Net income	854,995	845,315	2,144,139	1,228,880
Basic and diluted earnings per share:
Basic	0.07	0.07	0.17	0.09
Diluted	0.06	0.06	0.16	0.09
Stock price:
High	3.12	3.40	3.78	4.83
Low	2.46	2.48	2.98	2.90

Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

(1)          Net loss and negative earnings per share during the fourth quarter 2006 is a result of a pre-tax impairment charge of $1,250,534 on a portion of the Company’s goodwill pertaining to a reporting unit within the theatre segment.

Schedule II

Ballantyne Of Omaha, Inc.
and Subsidiaries
Valuation and Qualifying Accounts

	Balance at	Charged to	Amounts	Balance
	beginning—	costs and	Written	at end
	of year	expenses	off(1)	of year
Allowance for doubtful accounts and notes
Year ended December 31, 2006—
Allowance for doubtful accounts	$420,223	120,176	(41,616)	498,783
Year ended December 31, 2005—
Allowance for doubtful accounts	$485,829	20,699	(86,305)	420,223
Year ended December 31, 2004—
Allowance for doubtful accounts(2)	$512,962	74,956	(102,089)	485,829
Inventory reserves
Year ended December 31, 2006—
Inventory reserves	$1,137,572	847,337	(450,035)	1,534,874
Year ended December 31, 2005—
Inventory reserves	$1,085,540	449,577	(397,545)	1,137,572
Year ended December 31, 2004—
Inventory reserves	$1,157,100	601,157	(672,717)	1,085,540

(1)          The deductions from reserves are net of recoveries.

(2)          Excludes recovery of $291,927 relating to preferential payment claim relating to the past customer bankruptcy.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

Item 11. Executive Compensation

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.                  The following documents are filed as part of this report:

1.                Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.                Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts is included on page 64.

Financial Statements of the Registrant’s subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.

3.                Exhibits—See Exhibit Index on page 68.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President,		Kevin Herrmann, Secretary/Treasurer
	Chief Executive Officer, and Director		and Chief Financial Officer
Date: March 30, 2007		Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II
William F. Welsh, II, Chairman
Date:	March 30, 2007
By:	/s/ ALVIN ABRAMSON
Alvin Abramson, Director
Date:	March 30, 2007
By:	/s/ CHRISTOPHER E. BEACH
Christopher E. Beach, Director
Date:	March 30, 2007
By:	/s/ MARC E. LEBARON
Marc E. LeBaron, Director
Date:	March 30, 2007
By:	/s/ MARK D. HASEBROOCK
Mark D. Hasebroock, Director
Date:	March 30, 2007

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Form S-8, File No. 333-139177 (the “Form S-8”).
3.1.1	First Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form S-8).
3.1.2	Second Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form S-8).
3.1.3	Third Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1.3 to the Form S.8).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-8).
3.2.1	First Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 to the Form S-8).
3.2.2	Second Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.2 to the Form S-8).
3.2.3	Third Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2.3 to the Form S-8).
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

4.2

Revolving Credit Agreement dated March 10, 2003 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2 to the Form 10-K for the year ended December 31, 2002).

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

4.2.4

Fourth Amendment to Revolving Credit Agreement between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.4 to the Form 10-Q for the quarter ended September 30, 2005).

4.2.5

Fifth Amendment to the Revolving Credit Agreement dated August 28, 2006 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.5 to the Form 10-Q for the quarter ended September 30, 2006.

4.2.6

Consent and Waiver Agreement dated September 29, 2006 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.6 to the Form 10-Q for the quarter ended September 30, 2006).

10.1	Ballantyne of Omaha, Inc. Restricted Stock Plan (incorporated by reference to Appendix D to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting).*
10.2	Ballantyne of Omaha, Inc. 2005 Outside Directors Stock Option Plan (incorporated by reference to Appendix C to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting).*
10.3	Form of 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.3.1	First Amendment to the 2001 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8.6 to the Form 10-K for the year ended December 31, 2001). *
10.4	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Schedule 14A Definitive Proxy Statement for the Company’s 2005 Annual Meeting).*
10.6	Ballantyne of Omaha, Inc. Executive Officers Performance Bonus Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2004).*
10.7	Distributorship Agreement, dated November 1, 2004 between the Company and ISCO Precision Optics GmbH. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2004).
10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD. •
10.9	Asset Purchase Agreement between the Company and National Cinema Service Corp. dated June 30, 2006 (incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended June 30, 2006).
10.10

Authorized Digital Cinema Reseller Master Agreement dated May 23, 2005 between the Company and NEC Solutions (America), Inc. (incorporated by reference to Exhibit 4.3 to the Form 10-Q for the quarter ended June 30, 2005).

10.11	Definitive Agreement between the Company and NEC Viewtechnology Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.12	Equipment Purchase Agreement between the Company and Digital Link LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).
10.13	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link L.L.C. (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q for the quarter ended September 30, 2006).

21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

Jurisdiction of
	Name	Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Xenotech Rental Corp.	Nebraska
d.	Design & Manufacturing, Inc.	Nebraska
e.	Xenotech Strong, Inc.	Nebraska

23	Consent of KPMG LLP. •
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

*                    Management contract or compensatory plan.

•                     Filed herewith.