Form 10-Q
period 2007-03-31
BALLANTYNE OF OMAHA INC
filed 2007-05-11
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 4, 2007
Common Stock, $.01, par value	13,800,584 shares

TABLE OF CONTENTS

PART I. Financial Information

PART I. Financial Information

Item 1. Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31 2007	December 31, 2006
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$23,089,020	$22,622,654
Restricted cash	615,874	611,391
Accounts receivable (less allowance for doubtful accounts of $523,465 in 2007 and $498,783 in 2006)	8,826,460	7,468,533
Inventories, net	10,861,661	8,848,396
Deferred income taxes	1,742,146	1,491,458
Other current assets	1,184,435	1,019,007
Total current assets	46,319,596	42,061,439
Investment in Digital Link II joint venture	2,358,251	—
Property, plant and equipment, net	4,753,091	4,854,508
Goodwill, net	1,809,426	1,794,426
Intangible assets, net	633,336	486,003
Other assets	19,757	27,057
Deferred income taxes	719,253	684,067
Total assets	$56,612,710	$49,907,500
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$7,367	$14,608
Accounts payable	8,820,403	3,257,948
Warranty reserves	578,703	617,052
Accrued group health insurance claims	300,812	276,405
Accrued bonuses	95,978	—
Other accrued expenses	2,419,112	2,310,339
Customer deposits	272,056	344,599
Income tax payable	433,561	266,395
Total current liabilities	12,927,992	7,087,346
Other accrued expenses, net of current portion	588,922	431,207
Total liabilities	13,516,914	7,518,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,898,389 shares in 2007 and 15,824,389 shares in 2006	158,983	158,243
Additional paid-in capital	34,349,597	34,216,227
Accumulated other comprehensive income	14,746	14,746
Retained earnings	23,887,924	23,315,185
	58,411,250	57,704,401
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	43,095,796	42,388,947
Total liabilities and stockholders’ equity	$56,612,710	$49,907,500

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Net revenues	$12,930,750	$12,433,338
Cost of revenues	10,208,966	9,102,371
Gross profit	2,721,784	3,330,967
Selling and administrative expenses:
Selling	782,616	734,523
Administrative	1,433,047	1,369,684
Total selling and administrative expenses	2,215,663	2,104,207
Gain on the transfer of assets	233,327	—
Loss on disposal of fixed assets, net	(11,004)	—
Income from operations	728,444	1,226,760
Interest income	218,313	166,185
Interest expense	(10,257)	(8,022)
Other income (expense), net	(48,021)	18,880
Income before income taxes	888,479	1,403,803
Income tax expense	(315,740)	(489,055)
Net income	$572,739	$914,748
Basic earnings per share	$0.04	$0.07
Diluted earnings per share	$0.04	$0.07
Weighted average shares outstanding:
Basic	13,765,897	13,440,500
Diluted	14,065,208	13,947,291

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$572,739	$914,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	24,750	18,750
Provision for obsolete inventory	137,950	114,801
Depreciation of property, plant and equipment	269,978	279,934
Amortization of intangibles	17,667	—
Loss on disposal of fixed assets	11,004	—
Deferred income taxes	(285,874)	(145,547)
Share-based compensation expense	29,338	31,723
Excess tax benefits from stock options exercised	(77,252)	(180,397)
Changes in assets and liabilities:
Accounts receivable	(1,382,677)	1,215,063
Inventories	(4,426,102)	(1,382,423)
Other assets	(158,128)	80,977
Accounts payable	5,562,455	1,282,671
Warranty reserves	(38,349)	10,145
Accrued group health insurance claims	24,407	(84,632)
Other accrued expenses	207,647	(452,964)
Customer deposits	(72,543)	(162,043)
Current income taxes	244,418	632,202
Net cash provided by operating activities	661,428	2,173,008

Cash flows from investing activities:
Acquisition of business	(183,364)	—
Increase in restricted investments	(4,483)	—
Capital expenditures	(109,565)	(118,776)
Net cash used in investing activities	(297,412)	(118,776)

Cash flows from financing activities:
Payments on long-term debt	(7,241)	(6,764)
Proceeds from exercise of stock options	32,339	193,550
Excess tax benefits from stock options exercised	77,252	180,397
Net cash provided by financing activities	102,350	367,183

Net increase in cash and cash equivalents	466,366	2,421,415
Cash and cash equivalents at beginning of year	22,622,654	19,628,348
Cash and cash equivalents at end of year	$23,089,020	$22,049,763

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

1.      Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., and Design & Manufacturing, Inc., design, develop, manufacture, service and distribute theatre and lighting equipment. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues. Refer to the Business Segment Section (note 20) for further information.

2.      Summary of Significant Accounting Policies

The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.      Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The investment in and the operating results of the Digital Link II joint venture are not required to be consolidated and are included in the financial statements on the basis of the equity method of accounting.

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K filing.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal 2006.

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

The Company maintained an allowance for doubtful accounts of $523,465 and $498,783 at March 31, 2007 and December 31, 2006, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Earnings applicable to common stock	$572,739	$914,748
Weighted average common shares outstanding	13,765,897	13,440,500
Basic earnings per share	$0.04	$0.07

Diluted earnings per share:
Earnings applicable to common stock	$572,739	$914,748
Weighted average common shares outstanding	13,765,897	13,440,500
Assuming conversion of options outstanding	299,311	506,791
Weighted average common shares outstanding, as adjusted	14,065,208	13,947,291
Diluted earnings per share	$0.04	$0.07

At March 31, 2007, options to purchase 181,388 shares of common stock at a weighted average price of $9.89 per share were outstanding, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 as the options’ exercise price was greater than the average market price of the common shares. These options expire between April 2007 and October 2007. At March 31, 2006, options to purchase 286,733 shares of common stock at a weighted average price of $8.15 per share were outstanding but were not included in the computation of diluted earnings per share for the three months ended March 31, 2006 as the options’ exercise price was greater than the average market price of the common shares.

m.     Stock Option Plans

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

Share-based compensation cost that has been included in income from operations amounted to $29,338 and $31,723 for the three months ended March 31, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of March 31, 2007.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.8 million at March 31, 2007. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value. In addition, the Company has long-lived assets which consist of the Company’s equity method investment in the joint venture. The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline. No impairment existed for this investment as of March 31, 2007.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended March 31,
	2007	2006
Warranty accrual at beginning of period	$617,052	$680,017
Charged to expense	43,250	57,750
Amounts written off, net of recoveries	(81,599)	(47,605)
Warranty accrual at end of period	$578,703	$690,162

p.                 Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2007 presentation.

q.                 Adoption of New Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this interpretation as of January 1, 2007, did not have a material impact on the Company’s consolidated financial position or results of operations.

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

r.                    Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

3.                 Investment in Digital Link II Joint Venture

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors.

On March 30, 2007, Ballantyne transferred $5.7 million of equipment and provided installation services to the LLC in exchange for a 44.4% ownership interest in the LLC which amounted to $2.4 million and cash consideration.  At March 31, 2007, Ballantyne recorded a receivable of approximately $0.7 million for the amount of cash consideration outstanding. The gain on the transfer of equipment was $0.2 million.  The Company’s investment balance in the joint venture represents the retained interest in the cost basis of the projectors transferred to the joint venture.  An additional gain will be recognized upon sale of the equipment by the joint venture to the third party exhibitors. No revenue was recorded in conjunction with the transaction.

The Company accounts for its investment by the equity method. Under this method, we record our proportionate share of Digital Link II’s net income or loss based on the most recently available quarterly financial statements.

4.                 Acquisition of National Cinema Service Corp.

On May 31, 2006, the Company acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). The total purchase price of NCSC at the date of acquisition was $1.7 million including cash acquired. The Company entered into an agreement to pay the former owner of NCSC, $150,000 in consideration for a five-year covenant not to compete, of which $25,000 was paid at closing, with the remaining $125,000 being placed in escrow to be paid over five-years. The payments are contingent upon the satisfaction of the requirement to not compete with the Company in the cinema service business over a five-year period. The purchase price initially excluded an additional $0.5 million of restricted funds that were placed in escrow for contingent payments. These contingencies related to certain aged accounts receivable, inventories deemed to have a heightened risk of becoming obsolete and certain contingent sales tax liabilities. During 2006, the satisfaction of the terms outlined in the purchase agreement related to aged accounts receivable, inventories and certain sales tax liabilities were satisfied, however, there are still remaining contingencies pertaining primarily to sales tax liabilities at March 31, 2007.

Funds for the purchase were provided by internally generated cash flows. Direct transaction costs were not material to the transaction.

5.                 Acquisition of Technobeam

During 2007, the Company acquired certain assets of a business in the lighting segment from High End Systems, Inc. The Company made an initial payment of $0.2 million. Additional consideration to be paid of up to $150,000 is contingent upon satisfaction and attainment of certain future sales of the business product line. Direct transaction costs were not material to the acquisition.

The assets acquired and liabilities assumed were recorded as estimated fair values as determined by the Company’s management based on information currently available, assumptions as to future operations and preliminary independent appraisals. The allocation of the purchase price is subject to revision, which is not expected to be material, based on final determination of appraised and other fair values. The following table summarizes the estimated fair value of the assets acquired at the date of the acquisition:

Inventory	$83,364
Tooling equipment	70,000
Amortizable intangible assets	165,000
Goodwill	15,000
Total assets acquired	333,364
Long-term liabilities	(150,000)
Net assets acquired	$183,364

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and are expected to be deductible for tax purposes.  There have been no revenues or expenses generated since the closing date of the acquisition.

6.                 Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2007	2006
Amortizable intangible assets:
Customer relationships	$511,265	$391,265
Trademarks	25,000	—
Non-competition agreement	155,962	135,962
	$692,227	$527,227
Accumulate amortization:
Customer relationships	$(36,227)	$(25,360)
Non-competition agreement	(22,664)	(15,864)
	$(58,891)	$(41,224)

Intangible assets, other than goodwill, with definite lives are amortized over their useful lives.

During 2006, the Company purchased certain intangible assets pertaining to an asset purchase agreement between the Company and National Cinema Service Corporation. The assets were recorded at fair value. Customer relationships are being amortized over useful lives of nine years and the non-competition agreement is being amortized over a useful life of five years.

During 2007, the Company purchased certain intangible assets pertaining to an agreement between High End Systems, Inc. and the Company. The assets were recorded at fair value. Customer relationship and trademark intangibles will be amortized over a useful life of five years and a non-competition agreement will be amortized over three years.

The Company recorded amortization expense relating to other identifiable intangible assets of $17,667 and $0 for the three months ended March 31, 2007 and 2006, respectively.

7.                 Goodwill

As of March 31, 2007 and December 31, 2006, the Company had unamortized goodwill of $1,809,426 and $1,794,426, respectively. The change in goodwill resulted from an increase in goodwill of $15,000 related to an acquisition in the lighting segment of a business from High End Systems, Inc.

Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends.

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

8.                 Inventories

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials and components	$5,933,301	$6,041,409
Work in process	1,346,899	769,575
Finished goods	3,581,461	2,037,412
	$10,861,661	$8,848,396

The inventory balances are net of reserves of approximately $1,847,000 and $1,535,000 as of March 31, 2007 and December 31, 2006, respectively.

9.                 Property, Plant and Equipment

Property, plant and equipment include the following:

	March 31,	December 31,
	2007	2006
Land	$343,500	$343,500
Buildings and improvements	4,699,981	4,699,981
Machinery and equipment	9,166,998	9,150,422
Office furniture and fixtures	2,511,451	2,427,577
	16,721,930	16,621,480
Less accumulated depreciation	11,968,839	11,766,972
Net property, plant and equipment	$4,753,091	$4,854,508

Depreciation expense amounted to $269,978 and $279,934 for the three months ended March 31, 2007 and 2006, respectively.

10.          Income Taxes

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2004 through 2006. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdictions statue of limitations. The Company does not currently have any examinations in process. As of January 1, 2007, the Company had $0.3 million of unrecognized tax benefits. If recognized, the tax benefits would be recorded as a component of income tax expense.

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the quarter ended March 31, 2007.  Amounts accrued for estimated underpayment of income taxes amounted to $0.3 million as of January 1, 2007 and March 31, 2007, respectively.  The accruals largely related to state tax matters.

11.          Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007. The Company expects to renew the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2007. No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.50% at March 31, 2007) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

Long-term debt at March 31, 2007 consisted entirely of installment payments relating to the purchase of certain intangible assets with the final payments of $7,367 to be made before the end of fiscal 2007.

12.          Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At March 31, 2007, $519,378 is due from Digital Link. The payments received during 2007 on the note receivable totaling $25,004 were recorded as revenue during 2007 with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

13.          Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2007	2006
Cash paid during the period for:
Interest	$5,383	$1,938
Income taxes	$357,196	$2,400

Non-cash investing activities:
Non-cash investment in Digital Link II joint venture	$2,358,251	$—

14.          Stock Compensation

Options

The Company currently maintains a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) which has not been approved by the Company’s stockholders. The plan exists to provide incentive to non-employee directors to serve on the Board and exert their best efforts. The 2001 Director’s Plan provides an option to purchase common stock in lieu of all or part of the retainer paid to directors for their services. The Board of Directors fix the amount of the retainer fee for the coming year at least thirty days prior to beginning of plan year. At that time, each non-employee director may elect to receive stock options for all or part of the retainer fee to be provided.

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

A total of 1,105,690 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans for directors at March 31, 2007.

No stock options were granted during the three months ended March 31, 2007 and 2006.

On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment (SFAS No. 123(R)).  As a result of the adoption of SFAS No. 123(R), the Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The Company has not and is not expected to pay cash dividends in the future. The Company policy is to record the fair value of the options to selling, general and administrative expenses on a straight-line basis over the requisite service period.

Earnings before income taxes included $24,519 and $23,781 of share-based compensation expense related to stock options, with associated tax benefits of approximately $9,100 and $8,700 for the three months ended March 31, 2007 and 2006, respectively.

SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. As such, excess tax benefits of $77,252 and 180,397 were classified as financing cash flows for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	720,925	$3.77	$3.30	$1,906,462
Granted	—	—
Exercised	(74,000)	$0.44
Forfeited	(16,538)	$8.10
Outstanding at March 31, 2007	630,387	$4.05	$3.00	$1,495,433
Exercisable at March 31, 2007	575,263	$4.01	$2.93	$1,469,446

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2007. The total intrinsic value for options exercised during the three months ended March 31, 2007 and 2006 amounted to $358,360 and $563,145, respectively.

Cash received from option exercises under all plans for the three months ended March 31, 2007 and 2006 was $32,339 and $193,550, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $77,252 and $180,397 for the three months ended March 31, 2007 and 2006, respectively. The Company currently uses authorized and un-issued shares to satisfy share award exercises.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options outstanding at March 31, 2007			Exercisable at March 31, 2007
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.47 to 1.19	330,875	4.13	$0.67	330,875	4.13	$0.67
4.25 to 4.75	118,124	3.57	4.55	63,000	3.42	4.63
7.30 to 11.43	181,388	0.57	9.89	181,388	0.57	9.89
$0.47 to 11.43	630,387	3.00	$4.05	575,263	2.93	$4.01

As of March 31, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $37,134 and is expected to be recognized over a weighted average period of 9 months.

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of

Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At March 31, 2007, 134,350 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010. The Company recorded $4,819 and $7,942 of share-based compensation expense pertaining to the stock purchase plan with associated taxes benefit of approximately $1,100 and $1,200 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the total unrecognized estimated compensation cost pertaining to the stock purchase plan was $11,242 which is expected to be recognized over a period of seven months.

The fair value of option grants of $1.82 and $2.07 during the three months ended March 31, 2007 and 2006, respectively, was estimated using the following weighted average assumptions:

	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.90%	4.31%
Expected volatility	36.2%	43.4%
Expected life (in years)	1.0	1.0

15.          Stockholder Rights Plan

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

16.          Postretirement Health Care

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three months ended March 31, 2007 and 2006:

	2007	2006

Service cost	$2,979	$3,116
Interest cost	5,418	6,083
Amortization of prior-service cost	5,598	6,718
Net periodic benefit cost	$13,995	$15,917

The Company expects to pay $22,415 of benefits under its postretirement benefit plan in 2007.  As of March 31, 2007, benefits of $2,406 have been paid.

17.          Concentrations

The Company’s top ten customers accounted for approximately 48% of 2007 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 37% of net consolidated receivables at March 31, 2007. Sales to AMC Theatres, Inc. represented over 10% of consolidated sales. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. It could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which it sells its products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

18.          Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of March 31, 2007 and December 31, 2006 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

19.          Litigation

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. The Company believes that it has strong defenses and intends to defend the suit vigorously. It is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on the Company’s financial position.

During March 2006, Ballantyne settled an asbestos case entitled Bercu v. BICC Cables Corporation, et al., originally filed June 27, 2003 in the Supreme Court of the State of New York. The settlement amount was not material to the Company’s results of operations, financial position or cash flow.

Ballantyne is a party to various other legal actions which are ordinary routine litigation matters incidental to the Company’s business, such as products liability. Based on currently available information, management believes that the ultimate outcome of these matters individually and in the aggregate, will not have a material adverse effect on the Company’s results of operations, financial position or cash flow.

20.          Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2007, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses, power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended March 31,
	2007	2006
Net revenue
Theatre
Products	$10,792,161	$11,132,206
Services	935,380	—
Total theatre	11,727,541	11,132,206
Lighting	1,044,368	1,120,424
Other	158,841	180,708
Total revenue	$12,930,750	$12,433,338

Gross profit
Theatre
Products	$2,178,541	$2,932,970
Services	217,883	—
Total theatre	2,396,424	2,932,970
Lighting	253,576	318,643
Other	71,784	79,354
Total gross profit	2,721,784	3,330,967
Selling and administrative expenses	(2,215,663)	(2,104,207)
Gain on transfer of assets	233,327	—
Loss on disposal of fixed assets, net	(11,004)	—
Operating income	728,444	1,226,760
Net interest income	208,056	158,163
Other income (expense), net	(48,021)	18,880
Income before income taxes	$888,479	$1,403,803

Expenditures on capital equipment
Theatre
Products	$72,224	$112,082
Services	31,732	—
Total theatre	103,956	112,082
Lighting	5,609	6,694
Total	$109,565	$118,776

Depreciation and amortization
Theatre
Products	$228,695	$258,353
Services	45,150	—
Total theatre	273,845	258,353
Lighting	13,800	21,581
Total	$287,645	$279,934

Loss on disposal of fixed assets
Theatre
Products	$11,004	$—
Services	—	—
Total theatre	11,004	—
Lighting	—	—
Total	$11,004	$—

Summary by Business Segments (continued)

	Three Months Ended March 31,
	2007	2006
Gain on transfer of assets
Theatre
Products	$233,327	$—
Services	—	—
Total theatre	233,327	—
Lighting	—	—
Total	$233,327	$—

	March 31	December 31
	2007	2006
Identifiable assets
Theatre
Products	$49,217,512	$46,034,955
Services	3,015,644	—
Total theatre	52,233,156	46,034,955
Lighting	3,918,393	3,387,523
Other	461,161	485,022
Total identifiable assets	$56,612,710	$49,907,500

Summary by Geographical Area

	Three Months Ended March 31,
	2007	2006
Net revenue
United States	$10,454,244	$9,297,051
Canada	75,380	70,622
Asia	1,338,105	1,641,048
Mexico and South America	638,313	1,098,280
Europe	423,831	310,077
Other	877	16,260
Total	$12,930,750	$12,433,338

	March 31, 2007	December 31, 2006
Identifiable assets
United States	$54,951,085	$47,975,865
Asia	1,661,625	1,931,635
Total	$56,612,710	$49,907,500

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

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

Overview

We are a manufacturer, distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment lighting segment.

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

Revenue Recognition

We normally recognize revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. During 2003, we adopted the provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. We permit product returns from customers under certain circumstances and also allow returns under Ballantyne’s warranty policy. Allowances for product returns are estimated and recorded at the time revenue is recognized. The return allowance is recorded as a reduction to revenues for the estimated sales value of the projected returns and as a reduction in cost of products for the corresponding cost amount.

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

At March 31, 2007, there were approximately $9.3 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2006, there were approximately $8.0 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At March 31, 2007 we had recorded gross inventory of approximately $12.7 million and $1.8 million of inventory reserves. This compared to $10.3 million and $1.5 million, respectively, at December 31, 2006.

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

At March 31, 2007, the warranty accrual amounted to $0.6 million and amounts charged to expense were $0.04 million. At March 31, 2006, the warranty accrual amounted to $0.7 million and amounts charged to expense amounted to $0.06 million.

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

Our most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.8 million at March 31, 2007. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that we are unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but instead tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value.

Goodwill totaling $1.8 million was included in the consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

Stock-based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement replaced FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application. Under this method, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, we recognized compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

Share-based compensation cost that has been included in income from operations amounted to $29,338 and $31,723 for the three months ended March 31, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of March 31, 2007, respectively.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues

Net revenues rose to $12.9 million during the three months ended March 31, 2007 (“2007”) from $12.4 million for the three months ended March 31, 2006 (“2006”). As discussed in further detail below, the increase resulted from higher theatre segment revenues.

	Three Months Ended March 31,
	2007	2006
Theatre
Products	$10,792,161	$11,132,206
Services	935,380	—
Total theatre revenues	11,727,541	11,132,206
Lighting	1,044,368	1,120,424
Other	158,841	180,708
Total net revenues	$12,930,750	$12,433,338

Theatre Segment

Sales of theatre products and services increased 5.3% to $11.7 million in 2007 from $11.1 million in 2006 due primarily to revenues pertaining to the acquisition of National Cinema Service Corp in June of 2006. This business was rolled into a wholly-owned subsidiary named Strong Technical Services, Inc. (STS). Revenues generated from STS amounted to $1.3 million during the quarter of which $0.4 million were parts revenues and $0.9 million were service revenues.

We also experienced our first significant sales of digital projectors and accessories during the quarter with sales amounting to $0.7 million. There were no such sales a year-ago.

We experienced lower demand for film projection equipment during the quarter which decreased to $6.1 million from $7.3 million a year-ago. The decrease pertains to the theatre exhibition industry being in the initial stages of the conversion to digital cinema projectors. Theatre owners are evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.

Sales of xenon lamps rose 11.4% to $1.6 million from $1.4 million a year ago reflecting market share gains. The uncertainty regarding digital cinema has not impacted lamp sales as they are a necessary replacement item for projectors in service.

Sales of lenses declined 25.1% in 2007 to $0.4 million from $0.6 million a year ago. The decrease pertains to fewer sales of projectors and a general decrease in demand.

Revenues from theatre replacement parts amounted to $2.0 million in 2007 (including the $0.4 million generated by STS) compared to $1.8 million in 2006.

Our top ten theatre customers accounted for approximately 53% of total theatre revenues in both 2007 and 2006 periods.

Lighting Segment

Sales of lighting products decreased 6.8% to $1.0 million in 2007 from $1.1 million a year ago.

Sales of lighting equipment and accessories decreased to $0.8 million in 2007 compared to $0.9 million a year-ago primarily resulting from the year-ago period including a special $0.2 million sale of lights used by NASA.  Sales of replacement parts were steady at $0.2 million each period.

Export Revenues

Sales outside the United States (mainly theatre sales) amounted to $2.5 million in 2007 from $3.1 million in 2006 resulting primarily from a decrease in business in Mexico due to the timing of theatre construction and also where we are experiencing increased competition from companies selling used equipment in the country. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $2.7 million in 2007 from $3.3 million a year-ago and as a percent of revenue declined to 21.0% from 26.8% in 2006 due to the reasons discussed below.

The gross profit in the theatre segment fell to $2.4 million in 2007 from $2.9 million in 2006 and as a percentage of sales declined to 20.4% from 26.3% a year ago. The results largely reflect lower production demand which resulted in certain manufacturing inefficiencies and not covering fixed overhead costs as effectively as a year-ago. The margin also reflects $0.7 million of digital equipment sales which we distribute through an agreement with NEC Solutions America, Inc. The gross margin on these sales are lower than the margin we currently experience on our film projectors. It is unclear at this time if this lower margin can be offset by the expected increased sales volume digital cinema is expected to add when the full-scale digital rollout occurs. The margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and as such, gross profit percentages typically range between 15-16%. Finally, we continue to amortize certain digital projectors out at customer locations for testing and demo purposes.  During the first three months of 2007, we recorded approximately $0.3 million of expense compared to $0.1 million in the year-ago quarter.

The gross profit in the lighting segment amounted to approximately $0.3 million in both 2007 and 2006 periods but as a percent of revenues fell to 24.3% from 28.4% a year ago. The results reflect manufacturing inefficiencies as the decline in theatre projection equipment sales had an effect throughout the manufacturing plant in Omaha.

Selling and Administrative Expenses

Selling and administrative expenses increased to $2.2 million in 2007 from $2.1 million in 2006 and as a percent of revenue increased to 17.1% from 16.9% a year-ago.

Administrative costs amounted to $1.4 million or 11.1% of revenues in 2007 compared to $1.4 million or 11.0% in 2006. While administrative expenses were comparable to a year-ago, certain expenses were different.  Administrative expenses incurred by STS were not in the year-ago period as we had not yet purchased them. We also incurred expenses pertaining to a computer system upgrade during the quarter.  Offsetting these items were expenses which did not reoccur during 2007, including severance costs incurred as a result of planned workforce reductions as well as for legal expenses to settle an asbestos lawsuit during the year-ago quarter.

Selling expenses rose to $0.8 million from $0.7 million in 2006 and as a percent of revenues rose to 6.1% from 5.9% a year ago as the majority of our selling expenses do not necessarily rise and fall with revenue levels. We are also working on certain initiatives to strengthen our position in the digital cinema marketplace.

Gain on Transfer of Assets

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. On March 30, 2007, Ballantyne transferred $5.7 million of equipment and provided installation services to the LLC in exchange for a 44.4% ownership interest in the LLC which amounted to $2.4 million and cash consideration. At March 31, 2007, Ballantyne recorded a receivable of approximately $0.7 million for the amount of cash consideration outstanding. The gain on the transfer of equipment was $0.2 million.  The Company’s investment balance in the joint venture represents the retained interest in the cost basis of the projectors transferred to the joint venture. An additional gain will be recognized upon the sale of equipment by the joint venture to the third party exhibitors.

Other Financial Items

Net other expense amounted to approximately $48,000 in 2007 compared to net other income of approximately $18,900 in 2006 as we received an insurance settlement during 2006 and gave fewer cash discounts to customers a year-ago.

We recorded interest income (net of expense) of approximately $0.2 million during both 2007 and 2006 periods, respectively.

We recorded income tax expense of $0.3 million in 2007 compared to $0.5 million in 2006. The effective tax rate increased to 35.5% in 2007 compared to 34.8% a year ago due to higher state tax rates from filing in more state jurisdictions.

For the reasons outlined herein, we earned net income of $0.6 million during 2007 and basic and diluted earnings per share of $0.04, respectively, compared to net income of $0.9 million and basic and diluted earnings per share of $0.07 a year ago, respectively.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues

Net revenues in 2006 decreased to $12.4 million from $12.5 million in 2005. As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Three Months Ended March 31,
	2006	2005

Theatre	$11,132,206	$11,471,203
Lighting	1,120,424	829,364
Other	180,708	211,302
Total net revenues	$12,433,338	$12,511,869

Theatre Segment

Sales of theatre products decreased 3.0% from $11.5 million in 2005 to $11.1 million in 2006 due to lower demand for projection equipment which decreased to $7.3 million in 2006 from $8.1 million in 2005. The results reflect the theatre exhibition industry’s transition to digital cinema. Theatre owners were evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. In large part, the decrease in theatre revenues pertain to this uncertainty as certain customers delayed or cancelled previous film projector orders with the Company.

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

Sales of all other lighting products, including but not limited to, xenon lamps and nocturns fell to $0.1 million from $0.2 million a year-ago, as we experienced weaker demand for xenon lamps in the lighting segment.

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

Gross profit in the theatre segment fell to $2.9 million in 2006 from $3.1 million in 2005 and as a percentage of sales declined to 26.3% from 26.7% a year ago. The results reflect lower production demand in the manufacturing plant in Omaha which resulted in the Company not covering fixed overhead costs in a productive manner and certain manufacturing inefficiencies. We have reduced production personnel and are working towards bringing in other products to manufacture to offset expected lower demand for analog projectors in the future.

Gross profit in the lighting segment was approximately $0.3 million in both 2006 and 2005 but as a percent of revenues fell to 28.4% from 30.7%. The results reflect a less favorable product mix consisting of higher revenues of lighting equipment as opposed to higher-margin replacement part sales. We also experienced manufacturing inefficiencies as the decline in theatre projection equipment sales had an effect throughout the manufacturing plant in Omaha.

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

Other Financial Items

Net other income amounted to $18,900 in 2006 compared to net other expense of $29,500 in 2005 as we received an insurance settlement during 2006 and gave fewer cash discounts to customers in 2006.

During 2006, we recorded interest income of $166,000 compared to $72,000 in 2005 as we earned interest from higher cash levels. Interest expense declined to $8,000 in 2006 from $8,700 in 2005.

We recorded income tax expense of $0.5 million in 2006 compared to $0.6 million in 2005. The effective tax rate declined to 34.8% in 2006 compared to 37.0% a year-ago due primarily to investing in more tax-free municipal bonds during 2006.

For the reasons outlined herein, we earned net income of $0.9 million and basic and diluted earnings per share of $0.07 in both 2006 and 2005, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $23.1 million at March 31, 2007 compared to $22.6 million at December 31, 2006. During the past several years, we have met our working capital and capital resource needs from our operating cash flows.

We are a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007. We plan on renewing the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2007. No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at March 31, 2007) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of our personal property and stock in our subsidiaries secure this credit facility.

Net cash provided by operating activities decreased to $0.7 million in 2007 from $2.2 million a year ago. Certain items reduced cash flow including increases in accounts receivable and inventory of $1.4 million and $4.4 million, respectively. The increase in accounts receivable pertained to the timing of sales and payments received. The increase in inventory was primarily due to the purchase of the projectors that were transferred to Digital Link II, LLC in exchange for a non-controlling ownership interest in Digital Link II, LLC and cash consideration. The subsequent transfer of inventory up to the amount of the investment in Digital Link II was considered a non-cash transfer of assets. Therefore, the decrease in inventory did not have an effect to cash flow. An increase in accounts payable of $5.4 million also increased cash flow. However, given our accounts payable position relative to smaller increases in inventory and accounts receivable, we expect operating cash flow to decrease to a degree in the second quarter.

Net cash used in investing activities amounted to $0.3 million in 2007 compared to $0.1 million in 2006. During 2007, we purchased a small business during the quarter making an initial payment of $0.2 million. Subject to the attainment of certain future sales of the business product line, as defined, we may be required to pay up to an additional $150,000. We also incurred approximately $0.1 million of capital expenditures during the 2007 and 2006 periods, respectively.

Net cash provided by financing activities amounted to approximately $0.1 million compared to $0.4 million in 2006. We received proceeds of $0.03 million from our stock option plans during 2007 and recorded an $0.08 million income tax benefit pertaining to these plans. During 2006, we received proceeds of $0.2 million from our stock plans and recorded a $0.2 million income tax benefit pertaining to these plans.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2007.

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

Concentrations

Our top ten customers accounted for approximately 48% of 2007 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 37% of net consolidated receivables at March 31, 2007. Sales to AMC Theatres, Inc. represented over 10% of consolidated sales. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

The principal raw materials and components used in our manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. We utilize a single contract manufacturer for each of our digital projectors, intermittent movement components, reflectors, lenses and xenon lamps. Although we have not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on our Company until alternative manufacturing arrangements were secured. We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. We believe that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

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

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2007	2008	2009	2010	2011	Thereafter
Long-term debt, including interest	$7,450	7,450	—	—	—	—	—
Non-competition agreement	125,000	25,000	25,000	25,000	—	50,000	—
Postretirement benefits	238,903	20,009	24,101	25,745	20,725	21,934	126,389
Operating leases	85,136	44,976	36,722	3,438	—	—	—
Contractual cash obligations	$456,489	97,435	85,823	54,183	20,725	71,934	126,389

We have a contractual obligation to pay up to $150,000 to High End Systems, Inc.  Payment is contingent on satisfaction of certain future sales of the product line purchased as part of the business. In addition, we have accrued approximately $0.3 million for the estimated underpayment of income taxes we are obligated to pay. The accrual is primarily related to state tax matters. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. We believe that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Environmental and Legal

See Note 19 to the consolidated financial statements for a full description of all environmental and legal matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. As a majority of our sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets. As stated above, the majority of our foreign sales are denominated in U.S. dollars except for our subsidiary in Hong Kong. We purchase the majority of our lenses from a German manufacturer. Based on forecasted purchases during 2007, an average 10% devaluation of the dollar compared to the Euro would cost us approximately $0.2 million.

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

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in note 19 to the consolidated financial statements.

Item 1A.  Risk Factors

Item 1A, “Risk Factors” of the Company’s 2006 Annual Report on Form 10-K includes a detailed discussion of the Company’s risk factors.  There have been no material changes to the risk factors as previously disclosed in Item 1A of the Form 10-K.

Item 6.  Exhibits

See the Exhibit Index on page 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ John Wilmers	By:	/s/ Kevin Herrmann
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date:	May 11, 2007	Date:	May 11, 2007

EXHIBIT INDEX

10.1	Short-Term Incentive Plan.*•

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.•

• – Filed herewith

*	Management contract or compensatory plan