Form 10-Q
period 2007-06-30
BALLANTYNE OF OMAHA INC
filed 2007-08-14
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 13, 2007
Common Stock, $.01, par value	13,824,209 shares

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,883,555	$22,622,654
Restricted cash	615,874	611,391
Accounts receivable (less allowance for doubtful accounts of $541,813 in 2007 and $498,783 in 2006)	6,814,884	7,468,533
Inventories, net	11,233,839	8,848,396
Deferred income taxes	1,822,080	1,491,458
Other current assets	753,863	1,019,007
Total current assets	41,124,095	42,061,439

Investment in joint venture	2,747,146	—
Property, plant and equipment, net	4,583,761	4,854,508
Goodwill, net	1,169,960	1,794,426
Intangible assets, net	606,752	486,003
Other assets	19,757	27,057
Deferred income taxes	997,885	684,067
Total assets	$51,249,356	$49,907,500

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$14,608
Accounts payable	4,198,518	3,257,948
Warranty reserves	516,201	617,052
Accrued group health insurance claims	228,068	276,405
Accrued bonuses	146,184	—
Other accrued expenses	1,936,997	2,310,339
Customer deposits	573,686	344,599
Income tax payable	26,660	266,395
Total current liabilities	7,626,314	7,087,346
Other accrued expenses, net of current portion	635,369	431,207
Total liabilities	8,261,683	7,518,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,922,014 shares in 2007 and 15,824,389 shares in 2006	159,220	158,243
Additional paid-in capital	34,438,403	34,216,227
Accumulated other comprehensive income	14,746	14,746
Retained earnings	23,690,758	23,315,185
	58,303,127	57,704,401
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	42,987,673	42,388,947
Total liabilities and stockholders’ equity	$51,249,356	$49,907,500

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$12,659,994	$11,854,768	$25,590,744	$24,288,106
Cost of revenues	10,177,781	9,122,640	20,386,747	18,225,011
Gross profit	2,482,213	2,732,128	5,203,997	6,063,095
Selling and administrative expenses:
Selling	709,736	705,181	1,492,352	1,439,704
Administrative	1,594,003	1,085,034	3,027,050	2,454,718
Goodwill impairment	639,466	—	639,466	—
Total selling and administrative expenses	2,943,205	1,790,215	5,158,868	3,894,422
Gain on the transfer of assets	1,230	—	234,557	—
Gain (loss) on disposal of fixed assets, net	—	41,003	(11,004)	41,003
Income (loss) from operations	(459,762)	982,916	268,682	2,209,676
Interest income	206,930	202,829	425,243	369,014
Interest expense	(8,897)	(20,420)	(19,154)	(28,442)
Equity in loss of joint venture	(73,380)	—	(73,380)	—
Other expense, net	(24,731)	(59,087)	(72,752)	(40,207)

Income (loss) before income taxes	(359,840)	1,106,238	528,639	2,510,041
Income tax benefit (expense)	162,674	(378,803)	(153,066)	(867,858)
Net income (loss)	$(197,166)	$727,435	$375,573	$1,642,183

Basic earnings (loss) per share	$(0.01)	$0.05	$0.03	$0.12
Diluted earnings (loss) per share	$(0.01)	$0.05	$0.03	$0.12

Weighted average shares outstanding:
Basic	13,813,048	13,544,510	13,789,603	13,492,792
Diluted	13,813,048	13,977,937	14,081,439	13,962,463

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$375,573	$1,642,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	47,500	42,546
Provision for obsolete inventory	420,176	247,456
Depreciation of other assets	544,643	172,092
Depreciation of property, plant and equipment	536,521	550,396
Amortization of intangibles	44,251	—
Equity in loss of joint venture	73,380	—
Goodwill impairment	639,466	—
Loss (gain) on sale of fixed assets	11,004	(41,003)
Deferred income taxes	(644,440)	(337,846)
Share-based compensation	54,067	47,944
Excess tax benefits from stock options exercised	(124,321)	(207,146)
Changes in assets and liabilities, net of effect of business acquisition:
Accounts receivable	606,149	2,604,005
Inventories	(5,266,026)	(864,860)
Other current assets	(279,499)	(930,981)
Accounts payable	940,570	85,514
Warranty reserves	(100,851)	25,230
Accrued group health insurance claims	(48,337)	225,844
Accrued bonuses	146,184	(940,614)
Other accrued expenses	(328,726)	52,526
Customer deposits	229,087	44,136
Current income taxes	(115,414)	997,263
Other assets	7,300	—
Net cash provided by (used in) operating activities	(2,231,743)	3,414,685

Cash flows from investing activities:
Acquisition, net of cash acquired	(183,364)	(1,372,308)
Investment in joint venture	(276,755)	—
Increase in restricted investments	(4,483)	(602,984)
Proceeds from sale of assets	—	265,301
Capital expenditures	(206,778)	(288,141)
Net cash used in investing activities	(671,380)	(1,998,132)

Cash flows from financing activities:
Payments on long-term debt	(14,608)	(19,864)
Proceeds from exercise of stock options	54,311	214,014
Excess tax benefits from stock options exercised	124,321	207,146
Net cash provided by financing activities	164,024	401,296

Net increase (decrease) in cash and cash equivalents	(2,739,099)	1,817,849
Cash and cash equivalents at beginning of period	22,622,654	19,628,348
Cash and cash equivalents at end of period	$19,883,555	$21,446,197

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

1.     Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc. and Strong Technical Services, Inc., design, develop, manufacture, service and distribute motion picture and digital projection equipment and lighting systems.  The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.  Refer to the Business Segment Section (note 20) for further information.

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

The Company maintained an allowance for doubtful accounts of $541,813 and $498,783 at June 30, 2007 and December 31, 2006, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

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

Identifiable intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

h.     Income Taxes

Income taxes are accounted for under the asset and liability method.  The Company uses an estimate of its annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Based on the Company’s assessment of estimated future taxable income, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

k.     Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

l.      Earnings (Loss) Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings (loss) per share:
Income (loss) applicable to common stock	$(197,165)	$727,435	$375,573	$1,642,183
Weighted average common shares outstanding	13,813,048	13,544,510	13,789,603	13,492,792
Basic earnings (loss) per share	$(0.01)	$0.05	$0.03	$0.12

Diluted earnings (loss) per share:
Income (loss) applicable to common stock	$(197,165)	$727,435	$375,573	$1,642,183
Weighted average common shares outstanding	13,813,048	13,544,510	13,789,603	13,492,792
Assuming conversion of options outstanding	—	433,427	291,836	469,671
Weighted average common shares outstanding, as adjusted	13,813,048	13,977,937	14,081,439	13,962,463
Diluted earnings (loss) per share	$(0.01)	$0.05	$0.03	$0.12

For the three months ended June 30, 2007, options outstanding were not included in the computation of diluted earnings per share as the Company reported a loss from continuing operations available to common stockholders.  For the six months ended June 30, 2007, options to purchase 101,063 shares of common stock at a weighted average price of $9.71 per share were outstanding, but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.  These options expire between October 2007 and December 2008.  For the three and six months ended June 30, 2006, options to purchase 316,051 shares of common stock at a weighted average price of $7.80 per share were outstanding, but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.

m.    Stock Option Plans

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123R).  This statement replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123) and supersedes APB No. 25.  Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis.  Therefore, prior years’ financial statements were not restated.  Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123.  For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.  In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.

Share-based compensation cost that has been included in income from operations amounted to $54,067 and $47,944 for the six months ended June 30, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of June 30, 2007.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.6 million at June 30, 2007.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.  In addition, the Company has long-lived assets which consist of the Company’s equity method investment in a joint venture.  The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline.  No impairment existed at June 30, 2007.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warranty accrual at beginning of period	$578,703	$690,162	$617,052	$680,017
Charged to expense	49,693	57,752	92,943	115,502
Amounts written off, net of recoveries	(112,195)	(42,667)	(193,794)	(90,272)
Warranty accrual at end of period	$516,201	$705,247	$516,201	$705,247

p.     Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2007 presentation.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

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

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is applied retrospectively to our initial adoption of FIN 48 on January 1, 2007.  The adoption of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

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

As of June 30, 2007, Ballantyne has transferred $6.2 million of equipment and related services to the LLC in exchange for a 44.4% ownership interest in the LLC and cash consideration.  The Company’s investment balance in the joint venture represents the retained interest in the cost basis of the projectors transferred to the joint venture in addition to capital contributions and the Company’s portion of equity earnings or losses in the LLC.  The total investment in the LLC amounted to $2.7 million at June 30, 2007.  The gain on the transfer of equipment was $0.2 million.  An additional gain will be recognized upon sale of the equipment by the joint venture to the third party exhibitors.  No revenue was recorded in conjunction with the transaction.

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements. The Company’s portion of losses of the LLC amounted to $0.07 million.

4.     Acquisition of National Cinema Service Corp.

On May 31, 2006, the Company acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). The total purchase price of NCSC at the date of acquisition was $1.7 million including cash acquired. The Company entered into an agreement to pay the former owner of NCSC, $150,000 in consideration for a five-year covenant not to compete, of which $25,000 was paid at closing, with the remaining $125,000 being placed in escrow to be paid over five-years. The payments are contingent upon the satisfaction of the requirement to not compete with the Company in the cinema service business over a five-year period. During the second quarter of 2007, the Company paid an installment payment of $25,000 per the non-compete agreement.

The purchase price initially excluded an additional $0.5 million of restricted funds that were placed in escrow for contingent payments. These contingencies related to certain aged accounts receivable and inventories deemed to have a heightened risk of becoming obsolete and certain contingent sales tax liabilities. During 2006, the satisfaction of the terms outlined in the purchase agreement related to aged accounts receivable, inventories and certain sales tax liabilities were satisfied, however, there are still remaining contingencies pertaining primarily to sales tax liabilities at June 30, 2007.

Funds for the purchase were provided by internally generated cash flows. Direct transaction costs were not material to the transaction.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

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

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available, assumptions as to future operations and preliminary independent appraisals.  The allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.  The following table summarizes the estimated fair value of the assets acquired at the date of the acquisition:

Inventory	$83,364
Property and equipment	70,000
Amortizable intangible assets	165,000
Goodwill	15,000
Total assets acquired	333,364
Long-term liabilities	(150,000)
Net assets acquired	$183,364

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is expected to be deductible for tax purposes.

6.     Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2007	2006
Amortizable intangible assets:
Customer relationships	$511,265	$391,265
Trademarks	25,000	—
Non-competition agreement	155,962	135,962
	$692,227	$527,227
Accumulate amortization:
Customer relationships	$(53,095)	$(25,360)
Trademarks	(1,250)	—
Non-competition agreement	(31,130)	(15,864)
	$(85,475)	$(41,224)

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

During 2007, the Company purchased certain intangible assets pertaining to an agreement between High End Systems and the Company. The assets were recorded at fair value. Customer relationship and trademark intangibles will be amortized over a useful life of five years and a non-competition agreement will be amortized over three years.

The Company recorded amortization expense relating to other identifiable intangible assets of $44,251 and $0 for the six months ended June 30, 2007 and 2006, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

7.     Goodwill

As of June 30, 2007 and December 31, 2006, the Company had unamortized goodwill of $1,169,960 and $1,794,426, respectively, resulting in a net decrease of $624,466.  The change in goodwill was primarily due to a decrease of $639,466, resulting from an impairment charge relating to a reporting unit within the theatre segment which is discussed in the following paragraph.

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

As a result of an analysis conducted during the second quarter pursuant to SFAS No. 142, Ballantyne has recorded a pre-tax impairment charge on a portion of the Company’s goodwill pertaining to a reporting unit within the Theatre segment bringing the goodwill attributable to this unit to zero.  The analysis took into consideration the ongoing transition taking place in the Company’s strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors.  Accordingly, the Company has taken a 2007 non-cash charge amounting to $639,466, or $0.03 per diluted share after tax.

8.     Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials and components	$5,062,538	$6,041,409
Work in process	1,049,667	769,575
Finished goods	5,121,634	2,037,412
	$11,233,839	$8,848,396

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,812,000 and $1,535,000 as of June 30, 2007 and December 31, 2006, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

9.     Property, Plant and Equipment

Property, plant and equipment include the following:

	June 30,	December 31,
	2007	2006
Land	$343,500	$343,500
Buildings and improvements	4,709,247	4,699,981
Machinery and equipment	9,212,861	9,150,422
Office furniture and fixtures	2,553,539	2,427,577
	16,819,147	16,621,480
Less accumulated depreciation	12,235,386	11,766,972
Net property, plant and equipment	$4,583,761	$4,854,508

Depreciation expense amounted to $266,543 and $536,521 for the three and six months ended June 30, 2007, respectively, as compared to $270,462 and $550,396 for the three and six months ended June 30, 2006.

10.  Income Tax

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Based on the Company’s assessment of estimated future taxable income, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2004 through 2006. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdictions statute of limitations. The Company does not currently have any examinations in process.  As of January 1, 2007, the Company had $0.3 million of unrecognized tax benefits.  If recognized, the tax benefits would be recorded as a component of income tax expense.

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties,  are classified as a component of tax expense in the consolidated statements of operations and were not material for the quarter ended June 30, 2007.  Amounts accrued for estimated underpayment of income taxes amounted to $0.3 million as of January 1, 2007 and June 30, 2007, respectively.  The accruals largely related to state tax matters.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

11.  Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007.  The Company expects to renew the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2007.  No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at June 30, 2007) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

12.  Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At June 30, 2007, $493,889 remains due from Digital Link. The payments received during 2007 on the note receivable totaling $50,493 were recorded as revenue during 2007 with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from Digital Link can be reasonably assured. The costs incurred with the sale of projectors to Digital Link were expensed during the third quarter of 2006 with no future associated costs to be incurred.

13.  Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2007	2006
Cash paid during the period for:
Interest	$8,770	$2,661
Income taxes	$912,920	$208,441

Non-cash investing activities:
Non-cash investment in joint venture	$2,543,771	$—

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

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

All past and future grants under the Company’s stock option plans were granted at prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date.

A total of 1,105,690 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans for directors at June 30, 2007.

No stock options were granted during the six months ended June 30, 2007.  The Company granted 47,250 stock options during the six months ended June 30, 2006.

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

Earnings before income taxes included $44,521 and $29,393 of share-based compensation expense related to stock options, with associated tax benefits of approximately $16,695 and $10,875 for the six months ended June 30, 2007 and 2006, respectively.

SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. As such, excess tax benefits of $124,321 and $207,146 were classified as financing cash flows for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	720,925	$3.77	$3.30	$1,906,462
Granted	—	—
Exercised	(97,625)	$0.56
Forfeited	(96,863)	$9.78
Outstanding at June 30, 2007	526,437	$3.27	$3.34	$1,835,283
Exercisable at June 30, 2007	510,688	$3.24	$3.32	$1,806,933

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2007. The total intrinsic value for options exercised during the three and six months ended June 30, 2007 amounted to $122,732 and $481,092, respectively.  The total intrinsic value for options exercised during the three and six months ended June 30, 2006 amounted to $66,722 and $436,317, respectively.

Cash received from option exercises under all plans for the six months ended June 30, 2007 and 2006 was $54,311 and $214,014, respectively. The Company currently uses authorized and un-issued shares to satisfy share award exercises.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options outstanding at June 30, 2007			Exercisable at June 30, 2007
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.47 to 1.19	307,250	4.19	$0.65	307,250	4.19	$0.65
4.25 to 4.75	118,124	3.32	4.55	102,375	3.22	4.60
7.30 to 11.43	101,063	0.77	9.71	101,063	0.77	9.71
$0.47 to 11.43	526,437	3.34	$3.27	510,688	3.32	$3.24

As of June 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $13,407 and is expected to be recognized over a weighted average period of 11 months.

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At June 30, 2007, 134,350 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010. The Company recorded $9,546 and $18,551 of share-based compensation expense pertaining to the stock purchase plan with associated tax benefits of approximately $2,914 and $2,109 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the total unrecognized estimated compensation cost pertaining to the stock purchase plan was $6,364 which is expected to be recognized over a period of four months.

The fair value of option grants of $1.80 and $1.48 during the six months ended June 30, 2007 and 2006, respectively, was estimated using the following weighted average assumptions:

	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.95%	5.21%
Expected volatility	35.3%	32.3%
Expected life (in years)	1.0	1.0

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

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

16.  Postretirement Health Care

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service cost	$2,979	$3,116	$5,958	$6,232
Interest cost	5,420	6,083	10,838	12,166
Amortization of prior-service cost	5,597	6,718	11,195	13,436
Amortization of loss	—	—	—	—
Net periodic benefit cost	$13,996	$15,917	$27,991	$31,834

The Company expects to pay $22,415 under the plan in 2007. As of June 30, 2007, benefits of $4,197 have been paid.

17.  Concentrations

The Company’s top ten customers accounted for approximately 45% of 2007 consolidated net revenues and were primarily from the theatre segment.  Trade accounts receivable from these customers represented approximately 33% of net consolidated receivables at June 30, 2007.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from our significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  It could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which it sells its products.  In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

18.  Self-Insurance

The Company is self-insured up to certain loss limits for group health insurance.  Accruals for claims incurred but not paid as of June 30, 2007 and December 31, 2006 are included in accrued group health insurance claims in the accompanying consolidated balance sheets.  The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

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

As of June 30, 2007, the Company’s operations were conducted principally through two business segments: Theatre and Lighting.  Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses, power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment.  The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.  The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue
Theatre
Products	$10,571,798	$10,683,594	$21,363,959	$21,815,800
Services	922,323	248,339	1,857,703	248,339
Total Theatre	11,494,121	10,931,933	23,221,662	22,064,139
Lighting	973,505	738,520	2,017,873	1,858,944
Other	192,368	184,315	351,209	365,023
Total revenue	$12,659,994	$11,854,768	$25,590,744	$24,288,106
Gross profit
Theatre
Products	$2,225,839	$2,398,648	$4,404,380	$5,331,618
Services	4,044	16,543	221,927	16,543
Total Theatre	2,229,883	2,415,191	4,626,307	5,348,161
Lighting	170,148	242,025	423,724	560,668
Other	82,182	74,912	153,966	154,266
Total gross profit	2,482,213	2,732,128	5,203,997	6,063,095
Selling and administrative expenses	(2,303,739)	(1,790,215)	(4,519,402)	(3,894,422)
Goodwill impairment	(639,466)	—	(639,466)	—
Gain on transfer of assets	1,230	—	234,557	—
Gain (loss) on disposal of fixed assets, net	—	41,003	(11,004)	41,003
Operating income	(459,762)	982,916	268,682	2,209,676
Net interest income	198,033	182,409	406,089	340,572
Equity in loss in joint venture	(73,380)	—	(73,380)	—
Other expense, net	(24,731)	(59,087)	(72,752)	(40,207)
Income (loss) before income taxes	$(359,840)	$1,106,238	$528,639	$2,510,041
Expenditures on capital equipment
Theatre
Products	$52,114	$163,884	$124,338	$275,966
Services	41,373	—	73,105	—
Total theatre	93,487	163,884	197,443	275,966
Lighting	3,726	5,481	9,335	12,175
Total	$97,213	$169,365	$206,778	$288,141
Depreciation and amortization
Theatre
Products	$221,136	$242,703	$449,831	$501,056
Services	49,951	8,224	95,101	8,224
Total theatre	271,087	250,927	544,932	509,280
Lighting	22,040	19,535	35,840	41,116
Total	$293,127	$270,462	$580,772	$550,396

Gain (loss) on disposal of fixed assets
Theatre
Products	$—	$39,203	$(11,004)	$39,203
Services	—	—	—	—
Total theatre	—	39,203	(11,004)	39,203
Lighting	—	1,800	—	1,800
Total	$—	$41,003	$(11,004)	$41,003

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gain on transfer of assets
Theatre
Products	$1,230	$—	$234,557	$—
Services	—	—	—	—
Total Theatre	1,230	—	234,557	—
Lighting	—	—	—	—
Total	$1,230	$—	$234,557	$—

	At June 30, 2007	At December 31, 2006
Identifiable assets
Theatre
Products	$44,953,749	$46,034,955
Services	2,448,442	—
Total Theatre	47,402,191	46,034,955
Lighting	3,363,166	3,387,523
Other	483,999	485,022
Total identifiable assets	$51,249,356	$49,907,500

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue
United States	$9,794,217	$8,928,126	$20,248,461	$18,225,177
Canada	170,924	348,348	246,304	418,970
Asia	1,554,170	1,417,878	2,892,275	3,058,926
Mexico and South America	679,164	832,797	1,317,477	1,931,077
Europe	260,119	290,241	683,950	600,318
Other	201,400	37,378	202,277	53,638
Total	$12,659,994	$11,854,768	$25,590,744	$24,288,106

	At June 30, 2007	At December 31, 2006
Identifiable assets
United States	$49,080,823	$47,975,865
Asia	2,168,533	1,931,635
Total	$51,249,356	$49,907,500

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

At June 30, 2007, there was approximately $7.3 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2006, there were approximately $8.0 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At June 30, 2007 we had recorded gross inventory of approximately $13.0 million and $1.8 million of inventory reserves. This compared to $10.3 million and $1.5 million, respectively, at December 31, 2006.

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

At June 30, 2007, the warranty accrual amounted to $0.5 million and amounts charged to expense were $0.09 million. At June 30, 2006, the warranty accrual amounted to $0.7 million and amounts charged to expense amounted to $0.1 million.

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

Our most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.6 million at June 30, 2007. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that we are unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill

In accordance with SFAS No. 142, we evaluate our goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. As a result of an analysis conducted in our annual year-end review of goodwill, we recorded a pre-tax impairment charge of $1.25 million on a portion of our goodwill pertaining to a reporting unit within the theatre segment during the fourth quarter of 2006. During the second quarter of 2007, we reevaluated the recoverability of the remaining goodwill of this reporting unit.  The impairment resulting from the current test was due to current operating results within the segment being below the expectations reflected in the test performed in the fourth quarter of 2006 and other factors.  As a result, we recorded a pre-tax impairment charge of $0.6 million during the second quarter. The analyses took into consideration the ongoing transition taking place in our strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors.

Goodwill totaling $1.2 million and $1.8 million was included in the consolidated balance sheets at June 30, 2007 and December 31, 2006, respectively. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

Share-based compensation cost that has been included in income from operations amounted to $54,067 and $47,944 for the six months ended June 30, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of June 30, 2007, respectively.

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

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is applied retrospectively to our initial adoption of FIN 48 on January 1, 2007.  The adoption of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues

Net revenues rose to $25.6 million during the six months ended June 30, 2007 (“2007”) from $24.3 million for the six months ended June 30, 2006 (“2006”). As discussed in further detail below, the increase resulted from higher theatre segment revenues.

	Six Months Ended June 30,
	2007	2006
Theatre
Products	$21,363,959	$21,815,800
Services	1,857,703	248,339
Total theatre revenues	23,221,662	22,064,139
Lighting	2,017,873	1,858,944
Other	351,209	365,023
Total net revenues	$25,590,744	$24,288,106

Theatre Segment

Sales of theatre products and services increased 5.2% to $23.2 million in 2007 from $22.1 million in 2006.  The increase resulted from service revenues pertaining to the acquisition of National Cinema Service Corp in June of 2006 which was rolled into a wholly-owned subsidiary named Strong Technical Services, Inc. (STS). Revenues generated from STS amounted to $2.4 million during the year of which $0.5 million were parts revenues and $1.9 million were service revenues.  The Company owned STS for one month in the year-ago period resulting in parts and service revenues of $0.2 million each.

We also experienced higher sales of digital products with sales increasing to $1.4 million in 2007 compared to $0.3 million in 2006.

We did experience lower demand for film projection equipment during the current year which declined to $12.1 million from $13.5 million a year-ago. Revenues from film replacement parts amounted to $3.8 million in 2007 (including the $0.5 million generated by STS) compared to $3.8 million in 2006 (including the $0.2 million generated by STS).  The decrease in film projection equipment pertains to the theatre exhibition industry being in the initial stages of the conversion to digital cinema projectors. Theatre owners are evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.

Sales of lenses declined 20.4% in 2007 to $0.9 million from $1.2 million a year-ago. The decrease pertains to fewer sales of projectors and a general decrease in demand related to the uncertainty regarding digital cinema.

Sales of xenon lamps rose 4.9% to $3.1 million from $3.0 million a year-ago reflecting market share gains. The uncertainty regarding digital cinema has not yet impacted lamp sales as they are a necessary replacement item for projectors in service.

Our top ten theatre customers accounted for approximately 45% of total theatre revenues in 2007 as compared to 54% of total theatre revenues in 2006.

Lighting Segment

Sales of lighting products increased 8.5% to $2.0 million in 2007 from $1.9 million a year-ago.

Spotlight sales increased to $1.1 million in 2007 compared to $0.8 million a year-ago primarily resulting from an increase in demand in arena construction which is the primary driver of demand for the product line.  Sales of all other lighting equipment and accessories decreased to $0.5 million in 2007 compared to $0.8 million in 2006 resulting primarily from a $0.2 million sale of lights used by NASA in 2006 that did not reoccur in 2007.  Sales of replacement parts increased to $0.4 million in 2007 compared to $0.3 million in 2006.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $5.3 million in 2007 from $6.1 million in 2006 resulting primarily from a decrease in sales in business in South America where we are experiencing increased competition from competitors selling used equipment in that region. Export sales are also sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $5.2 million in 2007 from $6.1 million a year-ago and as a percent of revenue declined to 20.3% from 25.0% in 2006 due to the reasons discussed below.

The gross profit in the theatre segment fell to $4.6 million in 2007 from $5.3 million in 2006 and as a percentage of sales declined to 19.9% from 24.2% a year-ago. The results reflect lower production demand which resulted in certain manufacturing inefficiencies and lower overhead absorption relative to the prior year. The margin also reflects $1.4 million of digital equipment sales which we distribute through an agreement with NEC Solutions America, Inc. The gross margin on these sales are lower than the margin we currently experience on our film projectors. We expect digital sales to become a much more significant part of the Company’s revenues as theatres convert their analog screens to digital. It is unclear at this time if this lower margin can be offset by the expected increased sales volume digital cinema is expected to add when the rollout occurs. The margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and as such, gross profit percentages typically are lower than margins from equipment sales. Margins are also being affected by charges for obsolete inventory as we transition our inventory from film to digital.  During 2007, such charges amounted to $0.4 million compared to $0.2 million a year-ago. Finally, we continue to depreciate certain digital projectors out at customer locations for testing and demonstration purposes.  During the first six months of 2007, we recorded approximately $0.5 million of expense compared to $0.2 million for the six-month period a year-ago.

The gross profit in the lighting segment decreased to $0.4 million in 2007 from $0.6 million in 2006 and as a percent of revenues fell to 21.0% from 30.2% a year-ago. The results reflect manufacturing inefficiencies as the decline in theatre projection equipment sales had an effect throughout the manufacturing plant in Omaha.

Selling and Administrative Expenses

Selling expenses rose to $1.5 million from $1.4 million in 2006 but as a percent of revenues decreased to 5.8% from 5.9% a year-ago and reflects the addition of STS during June of 2006.

Administrative costs amounted to $3.0 million or 11.8% of revenues in 2007 compared to $2.5 million or 10.1% in 2006. The increase reflects the costs associated with the addition of STS, our wholly-owned subsidiary, higher salaries and benefits, expenses incurred due to the implementation of Sarbanes-Oxley requirements, and costs to upgrade our information technology system. Offsetting these items were expenses which did not reoccur during 2007, including severance costs incurred as a result of planned workforce reductions as well as for legal expenses to settle an asbestos lawsuit during 2006.

Digital Link II, LLC

On March 6, 2007, we entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with Ballantyne and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. We transferred $6.2 million of equipment and services into the LLC and recorded a gain of $0.2 million, net of the elimination of its 44.4% ownership. No revenue was recorded in conjunction with the transaction. During 2007, we recorded our share of the net loss incurred by the LLC of approximately $73,000.  The results primarily reflect the impact of depreciation on the digital projection systems.

Other Financial Items

Net other expense increased to approximately $73,000 in 2007 compared to net other expense of approximately $40,200 in 2006 due to fewer sales of scrap materials and fewer cash discounts taken due to lower inventory purchases in the 2007 period.

We recorded interest income (net of expense) of approximately $0.4 million in 2007 compared to $0.3 million a year-ago due to rising interest rates.

We recorded income tax expense of $0.2 million in 2007 compared to $0.9 million in 2006. The effective tax rate decreased to 29.0% in 2007 compared to 34.6% a year-ago due to the impact of tax-free municipal bonds becoming a larger portion of our taxable income in 2007.

For the reasons outlined herein, we earned net income of $0.4 million during 2007 and basic and diluted earnings per share of $0.03, respectively, compared to net income of $1.6 million and basic and diluted earnings per share of $0.12 a year-ago, respectively.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues

Net revenues during the three months ended June 30, 2007 (“2007”) increased to $12.7 million from $11.9 million during the three months ended June 30, 2006 (“2006”).  As discussed in further detail below, the increase resulted primarily from increased sales of digital equipment and service revenues.

	Three Months Ended June 30,
	2007	2006
Theatre
Products	$10,571,798	$10,683,594
Services	922,323	248,339
Total theatre revenues	11,494,121	10,931,933
Lighting	973,505	738,520
Other	192,368	184,315
Total net revenues	$12,659,994	$11,854,768

Theatre Segment

Sales of theatre products and services increased 5.1% to $11.5 million in 2007 from $10.9 million in 2006, primarily from an increase in service revenues which rose to $0.9 million in 2007 from $0.2 million in 2006.  This increase reflects the acquisition of STS in June 2006 whose primary business is the service of film equipment.  We also sold $0.7 million of digital products during the quarter as opposed to $0.3 million a year-ago.

We experienced lower demand for film projection equipment during the quarter which decreased to $6.0 million in 2007 from $6.2 million a year-ago.  Replacement parts fell to $1.9 million in 2007 from $2.1 million a year-ago while sales of lenses decreased 16.0% to $0.5 million compared to $0.6 million in 2006.  The results reflect the theatre exhibition industry’s transition to digital cinema and theatre owners are evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.

Sales of xenon lamps remained steady at $1.5 million for 2007 and 2006. Sales of lamps have not been impacted by the uncertainty regarding digital cinema as they will continue to be a needed replacement item for both digital and film equipment.

Lighting Segment

Sales of lighting products rose 31.8% to $1.0 million in 2007 from $0.7 million in 2006.  Spotlight sales rose slightly to $0.6 million in 2007 from $0.4 million a year-ago.  Sales of Sky-trackers, replacement parts and all other lighting products amounted to $0.1 million, $0.2 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively.

Export Revenues

Sales outside the United States (mainly theatre sales) amounted to $2.9 million in both 2007 and 2006.  A decline in business in Canada and South America was offset by higher demand in Asia.  The decline in business in South America resulted from increasing competition from used equipment dealers in the region.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $2.5 million in 2007 from $2.7 million in 2006 and as a percent of revenue declined to 19.6% from 23.0% in 2006.

Gross profit in the theatre segment fell to $2.2 million in 2007 from $2.4 million in 2006 and as a percentage of sales declined to 19.4% from 22.1% a year ago.  The results reflect lower production demand in the manufacturing plant in Omaha which resulted in certain manufacturing inefficiencies and the Company not covering fixed overhead costs in as profitable a manner.  The margin also reflects $0.7 million of digital equipment sales which carry lower margins compared to our film projectors.  We expect digital sales to become a much more significant part of our revenues as theatres convert their analog screens to digital.  It is unclear at this time if this lower margin can be offset by the expected increased sales volume digital cinema is expected to add when the rollout occurs.  The margin was also impacted by service revenues becoming a larger part of our business.  The current service business primarily relates to servicing film projector equipment where gross margins are lower than margins from equipment sales.  Margins are also being affected by charges for obsolete inventory as we transition our inventory from film to digital.  During 2007 such charges amounted to $0.3 million compared to $0.1 million a year-ago.  Finally, we continue to depreciate certain digital projectors out at customer locations for testing and demonstration purposes.  During the second quarter, we recorded approximately $0.3 million of expenses compared to $0.1 million a year-ago.

Gross profit in the lighting segment amounted to $0.2 million in both 2007 and 2006 but as a percent of revenues fell to 17.5% from 32.8%.  The results reflect a less favorable product mix consisting of higher revenues of lighting equipment as opposed to higher margin replacement part sales. We also experienced manufacturing inefficiencies as the decline in theatre projection equipment sales had an effect throughout the manufacturing plant in Omaha.

Selling and Administrative Expenses

Selling expenses remained steady at $0.7 million in 2007 and 2006 but as a percent of revenues decreased to 5.6% from 5.9% a year-ago.

Administrative costs increased to $1.6 million or 12.6% of revenue compared to $1.1 million or 9.2% a year-ago.  The increase reflects costs associated with the addition of STS, our wholly-owned subsidiary, higher salaries and benefits, expenses incurred due to the implementation of Sarbanes-Oxley requirements and costs to upgrade our information technology system.

Other Financial Items

Net other expense decreased to $24,700 in 2007 compared to $59,100 in 2006 due primarily to fewer cash discounts given in the current year.

We recorded interest income of $0.2 million in 2007 and 2006.  Interest expense declined to $8,900 in 2007 from $20,400 a year-ago.

We recorded an income tax benefit of $0.2 million in 2007 compared to income tax expense of $0.4 million in 2006.  The effective tax rate increased to 45.2% in 2007 compared to 34.2% a year-ago due primarily to the effect of investing in more tax-free municipal bonds during 2007 and the goodwill impairment charges taken in 2007.

For the reasons outlined herein, we had a net loss of $0.2 million and basic and diluted losses per share of $0.01 in 2007 compared to net income of $0.7 million and basic and diluted earnings per share of $0.05 in 2006, respectively.

Liquidity and Capital Resources

We are a party to a revolving credit facility with First National Bank of Omaha expiring August 27, 2007.  We plan on renewing the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2007.  No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.5% at June 30, 2007) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of our personal property and stock in our subsidiaries secure this credit facility.

Net cash used in operating activities amounted to $2.2 million in 2007 as compared to net cash provided by operating activities of $3.4 million a year-ago.  Certain items reducing cash flow included increases to inventory of $5.3 million.  The increase in inventory was due in part to the purchase of the projectors that were transferred to Digital Link II, LLC in exchange for a non-controlling ownership interest in Digital Link II, LLC and cash consideration.  The transfer of inventory up to the amount of the investment in Digital Link II was a non-cash transfer and therefore, that decrease in inventory did not have an effect to cash flow.  Additional cash was also utilized to further expand our inventory of digital projection equipment, which now amounts to approximately $4.0 million.  Certain items increasing cash flow included an increase in accounts payable of $0.9 million and a decrease to accounts receivable of $0.6 million.

Net cash used in investing activities decreased to $0.7 million in 2007 compared to $2.0 million in 2006.  The decrease primarily pertains to the purchase of National Cinema Service Corp. for approximately $2.0 million, net of cash acquired during 2006.  Additional investing activities in 2006 primarily related to capital expenditures of $0.3 million and proceeds from the sale of assets of $0.3 million.  During 2007, we purchased approximately $0.2 million of capital expenditures, purchased a product line for approximately $0.2 million and made investments into a joint venture of approximately $0.3 million.

Net cash provided by financing activities amounted to $0.2 million in 2007 compared to $0.4 million in 2006.  We received proceeds of $0.1 million from our employee stock option plan in 2007, recorded a $0.1 million income tax benefit pertaining to these exercises and made debt payments of $14,600.  During 2006, we received proceeds of $0.2 million from our stock plan, recorded a $0.2 million income tax benefit pertaining to these exercises and made debt payments of $20,000.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2007.

Internal Controls Over Financial Reporting

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s Annual Report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and a statement that the Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal controls over financial reporting. While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the Section 404 reporting requirement.  If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent registered public accounting firm may not be able to conclude that the Company’s internal controls over financial reporting are effective.

Concentrations

Our top ten customers accounted for approximately 45% of 2007 consolidated net revenues.  Trade accounts receivable from these customers represented approximately 33% of net consolidated receivables at June 30, 2007.  Sales to AMC Theatres, Inc. (“AMC”) represented over 10% of consolidated revenues.  While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations.  We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.  In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable.  We sell product to a large number of customers in many different geographic regions.  To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Increased competition also results in continued exposure to us.  If we lose market share or encounter more competition relating to the development of new technology for alternate means of motion picture presentation such as digital technology, we may be unable to lower our cost structure quickly enough to offset the lost revenue.  To counter these risks, we have initiated a cost and inventory reduction program, continued to streamline our manufacturing processes and are formulating a strategy to respond to the digital marketplace.  We are also focusing on a growth and diversification strategy to find alternative product lines to become less dependent on the theatre exhibition industry.  However, no assurances can be given that this strategy will succeed or that we will be able to obtain adequate financing to take advantage of potential opportunities.

The principal raw materials and components used in our manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. We utilize a single contract manufacturer for each of our intermittent movement components, reflectors, certain aluminum castings, lenses and xenon lamps.  Although we have not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future.  The loss of any one or more of such contract manufacturers could have a short-term adverse effect on us until alternative manufacturing arrangements were secured.  We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. We believe that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

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

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2007	2008	2009	2010	2011	Thereafter
Non-competition agreement	100,000	—	25,000	25,000	—	50,000	—
Postretirement benefits	237,112	18,218	24,101	25,745	20,725	21,934	126,389
Operating leases	69,275	29,115	36,722	3,438	—	—	—
Contractual cash obligations	$406,387	47,333	85,823	54,183	20,725	71,934	126,389

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

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. We did experience higher than normal prices on certain raw materials during fiscal 2006 coupled with higher freight costs as freight companies passed on a portion of higher gas and oil costs.  Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We market our products throughout the United States and the world.  As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions.  In particular, we were impacted by the downturn in the North American theatre exhibition industry in fiscal years 2000 to 2002 in the form of lost revenues and bad debts.  Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets.  As stated above, the majority of our foreign sales are denominated in U.S. dollars except for our subsidiary in Hong Kong.  We purchase the majority of our lenses from a German manufacturer.  Based on forecasted purchases during 2006, an average 10% devaluation of the dollar compared to the Euro would cost us approximately $0.2 million per annum.

We have also evaluated our exposure to fluctuations in interest rates.  If we would borrow up to the maximum amount available under our variable interest rate credit facility, a one percent increase in the interest rate would increase interest expense by $40,000 per annum.  No amounts are currently outstanding under the credit facility.  Interest rate risks from our other interest-related accounts such as our postretirement obligations are deemed to not be significant.

We have not historically and are not currently using derivative instruments to manage the above risks.

Item 4.  Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as amended) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 23, 2007.  There were issued and outstanding and entitled to vote at the Annual Meeting 13,800,584 shares of common stock.  There were present in person or by proxy, holders of record of shares of common stock representing 12,299,897 shares.  The following matters were voted upon:

Proposal No. 1 - Election of Directors:

The election of one nominee for the Board of Directors who will serve for a one-year term was voted on by the stockholders.  Based on the voting results, Mr. Wilmers was elected.  The Inspector of Election certified the following vote tabulations:

	For	Against	Abstain
John P. Wilmers	11,788,799	508,016	3,082

Directors who did not stand for election at this meeting and whose term of office continued after the meeting are as follows:

William F. Welsh, II

Alvin Abramson

Marc E. LeBaron

Christopher E. Beach

Mark D. Hasebroock

Item 6.  Exhibits

See the Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date:	August 14, 2007	Date:	August 14, 2007

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith