Form 10-Q
period 2007-09-30
BALLANTYNE OF OMAHA INC
filed 2007-11-13
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended September 30, 2007

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

                Large accelerated filer             ☐            Accelerated filer           ☐            Non-accelerated filer             ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 12, 2007
Common Stock, $.01, par value	13,858,438 shares

TABLE OF CONTENTS

PART I. Financial Information

Part I. Financial Information

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,654,909	$22,622,654
Restricted cash	250,733	611,391
Accounts receivable (less allowance for doubtful accounts of $508,946 in 2007 and $498,783 in 2006)	7,134,516	7,468,533
Inventories, net	11,883,332	8,848,396
Deferred income taxes	1,985,673	1,491,458
Other current assets	2,251,092	1,019,007
Total current assets	42,160,255	42,061,439

Investment in joint venture	2,667,392	—
Property, plant and equipment, net	4,527,843	4,854,508
Goodwill, net	1,169,960	1,794,426
Intangible assets, net	580,169	486,003
Other assets	19,757	27,057
Deferred income taxes	1,023,301	684,067
Total assets	$52,148,677	$49,907,500

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$14,608
Accounts payable	4,249,918	3,257,948
Warranty reserves	480,137	617,052
Accrued group health insurance claims	228,306	276,405
Accrued bonuses	146,184	—
Other accrued expenses	2,293,622	2,310,339
Customer deposits	821,387	344,599
Income tax payable	78,777	266,395
Total current liabilities	8,298,331	7,087,346
Other accrued expenses, net of current portion	662,396	431,207
Total liabilities	8,960,727	7,518,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share;
Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share;
Authorized 25,000,000 shares; issued 15,945,639 shares in 2007 and 15,824,389 shares in 2006	159,456	158,243
Additional paid-in capital	34,509,806	34,216,227
Accumulated other comprehensive income	14,746	14,746
Retained earnings	23,819,396	23,315,185
	58,503,404	57,704,401
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	43,187,950	42,388,947
Total liabilities and stockholders’ equity	$52,148,677	$49,907,500

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$12,615,705	$13,069,673	$38,206,449	$37,357,779
Cost of revenues	10,526,839	10,875,149	30,913,586	29,100,160
Gross profit	2,088,866	2,194,524	7,292,863	8,257,619

Selling and administrative expenses:
Selling	787,270	718,213	2,279,622	2,157,917
Administrative	1,312,779	1,226,067	4,339,829	3,680,785
Goodwill impairment	—	—	639,466	—
Total selling and administrative expenses	2,100,049	1,944,280	7,258,917	5,838,702
Gain on the transfer of assets	—	—	234,557	—
Gain (loss) on disposal of fixed assets, net	—	(3,457)	(11,004)	37,546
Income (loss) from operations	(11,183)	246,787	257,499	2,456,463

Interest income	211,305	203,292	636,548	572,306
Interest expense	(11,531)	(11,676)	(30,685)	(40,118)
Equity in loss of joint venture	(79,754)	—	(153,134)	—
Other (income) expense, net	(39,075)	11,775	(111,827)	(28,432)

Income before income taxes	69,762	450,178	598,401	2,960,219
Income tax benefit (expense)	58,876	(75,465)	(94,190)	(943,323)
Net income	$128,638	$374,713	$504,211	$2,016,896

Basic earnings per share	$0.01	$0.03	$0.04	$0.15
Diluted earnings per share	$0.01	$0.03	$0.04	$0.14

Weighted average shares outstanding:
Basic	13,836,537	13,635,064	13,805,506	13,540,737
Diluted	14,110,477	14,029,604	14,096,263	14,007,988

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$504,211	$2,016,896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	31,583	86,288
Provision for obsolete inventory	520,773	515,806
Depreciation of other assets	707,833	352,498
Depreciation of property, plant and equipment	807,068	807,902
Amortization of intangibles	70,834	23,557
Equity in loss of joint venture	153,134	—
Goodwill impairment	639,466	—
Gain on sale of fixed assets	—	(37,546)
Loss on disposal of fixed assets	11,004	—
Deferred income taxes	(833,449)	(562,753)
Share-based compensation	69,562	75,414
Excess tax benefits from stock options exercised	(173,888)	(371,350)
Changes in assets and liabilities, net of effect of business acquisition:
Accounts receivable	302,434	573,967
Inventories	(6,016,116)	582,860
Other current assets	(1,939,918)	(1,013,825)
Accounts payable	991,970	208,209
Warranty reserves	(136,915)	(19,647)
Accrued group health insurance claims	(48,099)	(33,181)
Accrued bonuses	146,184	(914,985)
Other accrued expenses	50,399	437,454
Customer deposits	476,788	(376,582)
Current income taxes	(13,730)	520,377
Other assets	7,300	—
Net cash provided by (used in) operating activities	(3,671,572)	2,871,359

Cash flows from investing activities:
Acquisition, net of cash acquired	(183,364)	(1,391,258)
Investment in joint venture	(276,755)	—
(Increase) decrease in restricted investments	360,658	(602,984)
Proceeds from sale of assets	—	265,401
Capital expenditures	(421,407)	(470,394)
Net cash used in investing activities	(520,868)	(2,199,235)

Cash flows from financing activities:
Payments on notes payable	—	(206,504)
Payments on long-term debt	(14,608)	(20,643)
Proceeds from exercise of stock options	65,415	302,017
Excess tax benefits from stock options exercised	173,888	371,350
Net cash provided by financing activities	224,695	446,220

Net increase (decrease) in cash and cash equivalents	(3,967,745)	1,118,344
Cash and cash equivalents at beginning of period	22,622,654	19,628,348
Cash and cash equivalents at end of period	$18,654,909	$20,746,692

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

1.     Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Design & Manufacturing, Inc. and Strong Technical Services, Inc., design, develop, manufacture, service and distribute motion picture and digital projection equipment and lighting systems.  The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.  Refer to the Business Segment Section (note 21) for further information.

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

The Company maintained an allowance for doubtful accounts of $508,946 and $498,783 at September 30, 2007 and December 31, 2006, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

l.      Other Current Assets

Other current assets include digital projection equipment provided to potential customers for consignment and demonstration purposes.  During the current period, the Company entered into a short-term operating lease agreement with a third party customer for the use of twenty-four digital projectors.  The digital projection equipment, in the amount of approximately $1.5 million is recorded in other current assets for three and nine months ended September 30, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Income applicable to common stock	$128,638	$374,713	$504,211	$2,016,896
Weighted average common shares outstanding	13,836,537	13,635,064	13,805,506	13,540,737
Basic earnings per share	$0.01	$0.03	$0.04	$0.15

Diluted earnings per share:
Income applicable to common stock	$128,638	$374,713	$504,211	$2,016,896
Weighted average common shares outstanding	13,836,537	13,635,064	13,805,506	13,540,737
Assuming conversion of options outstanding	273,940	394,540	290,757	467,251
Weighted average common shares outstanding, as adjusted	14,110,477	14,029,604	14,096,263	14,007,988
Diluted earnings per share	$0.01	$0.03	$0.04	$0.14

For the three and nine months ended September 30, 2007, options to purchase 101,063 shares of common stock at a weighted average price of $9.71 per share were outstanding, but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.  These options expire between October 2007 and December 2008.  For the three and nine months ended September 30, 2006, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share were outstanding, but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.

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

Share-based compensation cost that has been included in income from operations amounted to $69,562 and $75,414 for the nine months ended September 30, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of September 30, 2007.

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

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.5 million at September 30, 2007.  Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control.  To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.  In addition, the Company has long-lived assets which consist of the Company’s equity method investment in a joint venture.  The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline.  No impairment existed at September 30, 2007.

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

The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warranty accrual at beginning of period	$516,201	$705,247	$617,052	$680,017
Charged to expense	44,115	33,217	137,058	148,719
Amounts written off, net of recoveries	(80,179)	(78,094)	(273,973)	(168,366)
Warranty accrual at end of period	$480,137	$660,370	$480,137	$660,370

q.     Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2007 presentation.

r.      Adoption of New Accounting Pronouncements

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

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is applied retrospectively to the Company's initial adoption of FIN 48 on January 1, 2007.  The adoption of FSP FIN 48-1 did not have a material impact on the consolidated financial statements.

s.     Recently Issued Accounting Pronouncements

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

As of September 30, 2007, Ballantyne has transferred $6.2 million of equipment and related services to the LLC in exchange for a 44.4% ownership interest in the LLC and cash considerations.  The Company’s investment balance in the joint venture represents the retained interest in the cost basis of the projectors transferred to the joint venture in addition to capital contributions and the Company’s portion of equity earnings or losses in the LLC.  The total investment in the LLC amounted to $2.7 million at September 30, 2007.  The gain on the transfer of equipment was approximately $0.2 million.  An additional gain will be recognized upon sale of the equipment by the joint venture to the third party exhibitors.  No revenue was recorded in conjunction with the transaction.

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements. The Company’s portion of losses of the LLC amounted to approximately $0.2 million for the nine months ended September 30, 2007.

4.   Acquisition of National Cinema Service Corp.

On May 31, 2006, the Company acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). The total purchase price of NCSC at the date of acquisition was $1.7 million including cash acquired. The Company entered into an agreement to pay the former owner of NCSC, $150,000 in consideration for a five-year covenant not to compete, of which $25,000 was paid at closing, with the remaining $125,000 being placed in escrow to be paid over five-years. The payments are contingent upon the satisfaction of the requirement to not compete with the Company in the cinema service business over a five-year period. As of September 30, 2007, $100,000 remained in the escrow account to be paid out over the remainder of the contract term.

The purchase price initially excluded an additional $0.5 million of restricted funds that were placed in escrow for contingent payments. These contingencies related to certain aged accounts receivable and inventories deemed to have a heightened risk of becoming obsolete and certain contingent sales tax liabilities. During 2006, the satisfaction of the terms outlined in the purchase agreement related to aged accounts receivable, inventories and certain sales tax liabilities were satisfied, however, there are still $0.2 million of contingencies pertaining primarily to sales tax liabilities at September 30, 2007.

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

6.   Intangible Assets

As of September 30, 2007 and December 31, 2006, the Company had unamortized identifiable intangible assets of $580,169 and $486,003, respectively.  The following table details amounts relating to those assets.

	September 30,	December 31,
	2007	2006
Amortizable intangible assets:
Customer relationships	$511,265	$391,265
Trademarks	25,000	—
Non-competition agreement	155,962	135,962
	$692,227	$527,227
Accumulate amortization:
Customer relationships	$(69,960)	$(25,360)
Trademarks	(2,500)	—
Non-competition agreement	(39,598)	(15,864)
	$(112,058)	$(41,224)

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

The Company recorded amortization expense relating to other identifiable intangible assets of $70,834 and $23,557 for the nine months ended September 30, 2007 and 2006, respectively.

7.   Goodwill

As of September 30, 2007 and December 31, 2006, the Company had unamortized goodwill of $1,169,960 and $1,794,426, respectively, resulting in a net decrease of $624,466.  The change in goodwill was primarily due to a decrease of $639,466, which resulted from an impairment charge that occurred in the second quarter relating to a reporting unit within the theatre segment which is discussed below.

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

As a result of an analysis conducted during the second quarter pursuant to SFAS No. 142, Ballantyne recorded a pre-tax impairment charge on a portion of the Company’s goodwill pertaining to a reporting unit within the Theatre segment bringing the goodwill attributable to this unit to zero.  The analysis took into consideration the ongoing transition taking place in the Company’s strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors.  Accordingly, the Company has taken a 2007 non-cash charge amounting to $639,466, or $0.03 per diluted share after tax.

8.     Inventories

Inventories consist of the following:

	September 30,	December 31,
	2007	2006

Raw materials and components	$4,650,402	$6,041,409
Work in process	1,339,203	769,575
Finished goods	5,893,727	2,037,412
	$11,883,332	$8,848,396

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,973,000 and $1,535,000 as of September 30, 2007 and December 31, 2006, respectively.

9.     Property, Plant and Equipment

Property, plant and equipment include the following:

	September 30,	December 31,
	2007	2006

Land	$343,500	$343,500
Buildings and improvements	4,726,309	4,699,981
Machinery and equipment	9,361,035	9,150,422
Office furniture and fixtures	2,597,671	2,427,577
	17,028,515	16,621,480
Less accumulated depreciation	12,500,672	11,766,972
Net property, plant and equipment	$4,527,843	$4,854,508

Depreciation expense amounted to $270,547 and $807,068 for the three and nine months ended September 30, 2007, respectively, as compared to $257,506 and $807,902 for the three and nine months ended September 30, 2006.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2004 through 2006. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process.  As of January 1, 2007, the Company had $0.3 million of unrecognized tax benefits.  If recognized, the tax benefits would be recorded as a component of income tax expense.

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the quarter ended September 30, 2007.  Amounts accrued for estimated underpayment of income taxes amounted to $0.3 million as of January 1, 2007 and $0.2 million as of September 30, 2007, respectively.  The accruals largely related to state tax matters.

11.  Debt

The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2008.  The Company expects to renew the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2007.  No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.0% at September 30, 2007) and pays a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of the Company’s personal property and stock in its subsidiaries secure this credit facility.

12. Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At September 30, 2007, $467,905 remains due from Digital Link. The payments received during 2007 on the note receivable totaling $76,476 were recorded as revenue during 2007 with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from Digital Link can be reasonably assured. The costs incurred with the sale of projectors to Digital Link were expensed during the third quarter of 2006 with no future associated costs to be incurred.

13. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$21,154	$10,467
Income taxes	$941,370	$985,699

Non-cash investing activities:
Non-cash investment in joint venture	$2,543,771	$—

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

A total of 1,105,690 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans for directors at September 30, 2007.

No stock options were granted during the nine months ended September 30, 2007.  The Company granted 47,250 stock options during the nine months ended September 30, 2006.

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

Earnings before income taxes included $55,489 and $55,282 of share-based compensation expense related to stock options, with associated tax benefits of approximately $20,808 and $20,399 for the nine months ended September 30, 2007 and 2006, respectively.

SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. As such, excess tax benefits of $173,888 and $371,350 were classified as financing cash flows for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	720,925	$3.77	3.30	$1,906,462
Granted	—	—
Exercised	(121,250)	$0.54
Forfeited	(96,863)	$9.78
Outstanding at September 30, 2007	502,812	$3.40	3.23	$1,637,166
Exercisable at September 30, 2007	487,063	$3.37	3.21	$1,611,415

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2007. The total intrinsic value for options exercised during the three and nine months ended September 30, 2007 amounted to $132,182 and $613,274, respectively.  The total intrinsic value for options exercised during the three and nine months ended September 30, 2006 amounted to $626,100 and $1,062,417, respectively.

Cash received from option exercises under all plans for the nine months ended September 30, 2007 and 2006 was $65,415 and $302,017, respectively. The Company currently uses authorized and un-issued shares to satisfy share award exercises.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding at September 30, 2007			Exercisable at September 30, 2007
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 1.19	283,625	4.26	$0.67	283,625	4.26	$0.67
4.25 to 4.75	118,124	3.07	4.55	102,375	2.97	4.60
7.30 to 11.43	101,063	0.52	9.71	101,063	0.52	9.71
$0.62 to 11.43	502,812	3.23	$3.40	487,063	3.21	$3.37

As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $9,749 and is expected to be recognized over a weighted average period of 8 months.

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At September 30, 2007, 134,350 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010. The Company recorded $14,073 and $20,132 of share-based compensation expense pertaining to the stock purchase plan with associated tax benefits of approximately $3,281 and $2,907 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, the total unrecognized estimated compensation cost pertaining to the stock purchase plan was $757 which is expected to be recognized over a period of one month.

The fair value of option grants of $1.71 and $1.79 during the nine months ended September 30, 2007 and 2006, respectively, was estimated using the following weighted average assumptions:

	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.05%	4.91%
Expected volatility	31.49%	36.3%
Expected life (in years)	1.0	1.0

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

16.  Postretirement Health Care

In accordance with SFAS No. 132, Disclosures About Pensions and Other Postretirement Benefits, the following table sets forth the components of the net period benefit cost for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$2,979	$3,116	$8,937	$9,348
Interest cost	5,416	6,083	16,254	18,249
Amortization of prior-service cost	5,598	6,717	16,793	20,153
Amortization of loss	—	—	—	—
Net periodic benefit cost	$13,993	$15,916	$41,984	$47,750

The Company expects to pay $22,415 under the plan in 2007. As of September 30, 2007, benefits of $5,677 have been paid.

17.  Subsequent Event

On October 12, 2007, the Company acquired 100% of the shares of Marcel Desrochers, Inc. (MDI), a privately-held Canadian-based manufacturer of cinema projection screens, for $3.4 million in cash, subject to certain post-closing adjustments.  A portion of the purchase price amounting to approximately $0.9 million will be held in an escrow and represents security for certain indemnification items.  The seller will be entitled to receive any amount remaining in escrow in annual installments to occur over the next three years.

18.  Concentrations

The Company’s top ten customers accounted for approximately 44% of 2007 consolidated net revenues and were from the theatre segment.  Trade accounts receivable from these customers represented approximately 50% of net consolidated receivables at September 30, 2007.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.  It could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which it sells its products.  In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

19.  Self-Insurance

The Company is self-insured up to certain loss limits for group health insurance.  Accruals for claims incurred but not paid as of September 30, 2007 and December 31, 2006 are included in accrued group health insurance claims in the accompanying consolidated balance sheets.  The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

20.   Litigation

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

21.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2007, the Company’s operations were conducted principally through two business segments: Theatre and Lighting.  Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses, power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment.  The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries.  The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. There are no significant intersegment sales. All intersegment transfers are recorded at historical cost.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue
Theatre
Products	$10,521,596	$11,263,145	$31,885,555	$33,078,945
Services	854,223	983,463	2,711,926	1,231,802
Total Theatre	11,375,819	12,246,608	34,597,481	34,310,747
Lighting	1,064,562	634,817	3,082,435	2,493,761
Other	175,324	188,248	526,533	553,271
Total revenue	$12,615,705	$13,069,673	$38,206,449	$37,357,779

Gross profit
Theatre
Products	$1,564,677	$1,731,278	$5,969,057	$7,062,896
Services	79,303	192,607	301,230	209,150
Total Theatre	1,643,980	1,923,885	6,270,287	7,272,046
Lighting	367,878	188,288	791,602	748,956
Other	77,008	82,351	230,974	236,617
Total gross profit	2,088,866	2,194,524	7,292,863	8,257,619
Selling and administrative expenses	(2,100,049)	(1,944,280)	(6,619,451)	(5,838,702)
Goodwill impairment	—	—	(639,466)	—
Gain on transfer of assets	—	—	234,557	—
Gain (loss) on disposal of fixed assets, net	—	(3,457)	(11,004)	37,546
Operating income (loss)	(11,183)	246,787	257,499	2,456,463
Net interest income	199,774	191,616	605,863	532,188
Equity in loss in joint venture	(79,754)	—	(153,134)	—
Other income (expense), net	(39,075)	11,775	(111,827)	(28,432)
Income (loss) before income taxes	$69,762	$450,178	$598,401	$2,960,219

Expenditures on capital equipment
Theatre
Products	$116,640	$79,948	$240,978	$355,914
Services	87,826	100,266	160,931	100,266
Total theatre	204,466	180,214	401,909	456,180
Lighting	10,163	2,039	19,498	14,214
Total	$214,629	$182,253	$421,407	$470,394

Depreciation and amortization
Theatre
Products	$222,072	$232,997	$671,903	$734,053
Services	52,977	42,758	148,078	50,982
Total theatre	275,049	275,755	819,981	785,035
Lighting	22,081	5,308	57,921	46,424
Total	$297,130	$281,063	$877,902	$831,459

Gain (loss) on disposal of fixed assets
Theatre
Products	$—	$(3,457)	$(11,004)	$35,746
Services	—	—	—	—
Total theatre	—	(3,457)	(11,004)	35,746
Lighting	—	—	—	1,800
Total	$—	$(3,457)	$(11,004)	$37,546

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gain on transfer of assets
Theatre
Products	$—	$—	$234,557	$—
Services	—	—	—	—
Total Theatre	—	—	234,557	—
Lighting	—	—	—	—
Total	$—	$—	$234,557	$—

	At September 30,	At December 31,
	2007	2006
Identifiable assets
Theatre
Products	$45,864,652	$42,994,728
Services	2,245,114	3,040,227
Total Theatre	48,109,766	46,034,955
Lighting	3,580,304	3,387,523
Other	458,607	485,022
Total identifiable assets	$52,148,677	$49,907,500

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue
United States	$8,604,208	$9,086,921	$28,852,669	$27,312,098
Canada	328,402	159,842	574,706	578,812
Asia	1,964,677	2,499,440	4,856,952	5,558,366
Mexico and South America	1,317,107	665,998	2,634,584	2,597,075
Europe	401,311	656,536	1,085,261	1,256,854
Other	—	936	202,277	54,574
Total	$12,615,705	$13,069,673	$38,206,449	$37,357,779

	At September 30,	At December 31,
	2007	2006
Identifiable assets
United States	$49,755,191	$47,975,865
Asia	2,393,486	1,931,635
Total	$52,148,677	$49,907,500

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

Revenue Recognition

We normally recognize revenue upon shipment of goods or delivery of the service to customers when collectibility is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. We have adopted the provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. We permit product returns from customers under certain circumstances and also allow returns under Ballantyne’s warranty policy. Allowances for product returns are estimated and recorded at the time revenue is recognized. The return allowance is recorded as a reduction to revenues for the estimated sales value of the projected returns and as a reduction in cost of products for the corresponding cost amount.

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

At September 30, 2007, there were approximately $7.6 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2006, there were approximately $8.0 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At September 30, 2007 we had recorded gross inventory of approximately $13.9 million and $2.0 million of inventory reserves. This compared to $10.3 million and $1.5 million, respectively, at December 31, 2006.

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

At September 30, 2007, the warranty accrual amounted to $0.5 million and amounts charged to expense were $0.01 million. At September 30, 2006, the warranty accrual amounted to $0.7 million and amounts charged to expense amounted to $0.1 million.

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

Our most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $4.5 million at September 30, 2007. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that we are unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

Goodwill totaling $1.2 million and $1.8 million was included in the consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

Share-based compensation cost that has been included in income from operations amounted to $69,562 and $75,414 for the nine months ended September 30, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of September 30, 2007, respectively.

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

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues

Net revenues rose to $38.2 million during the nine months ended September 30, 2007 (“2007”) from $37.4 million for the nine months ended September 30, 2006 (“2006”).

	Nine Months Ended September 30,
	2007	2006
Theatre
Products	$31,885,555	$33,078,945
Services	2,711,926	1,231,802
Total theatre revenues	34,597,481	34,310,747
Lighting	3,082,435	2,493,761
Other	526,533	553,271
Total net revenues	$38,206,449	$37,357,779

Theatre Segment

Sales of theatre products and services increased to $34.6 million in 2007 from $34.3 million in 2006.  The increase resulted from service revenues pertaining to the acquisition of National Cinema Service Corp in June of 2006 which was rolled into a wholly-owned subsidiary named Strong Technical Services, Inc. (STS). Revenues generated from STS amounted to $3.4 million during the year of which $0.7 million were parts revenues and $2.7 million were service revenues.  We owned STS for four months in the year-ago period resulting in parts sales of $0.6 million and service revenues of $1.1 million.

We did experience lower demand for film projection equipment during the year which declined to $17.7 million from $20.3 million a year-ago. Revenues from film replacement parts also declined to $5.7 million in 2007 (including the $0.7 million generated by STS) compared to $6.2 million in 2006 (including the $0.6 million generated by STS).  The decrease in film projection equipment and parts pertains to the theatre exhibition industry being in the initial stages of the conversion to digital cinema projectors. Theatre owners are evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. To that end we experienced higher sales of digital products during 2007 with sales increasing to $2.5 million in 2007 compared to $0.7 million in 2006.

Sales of lenses declined 22.7% in 2007 to $1.3 million from $1.6 million a year-ago. The decrease pertains to fewer sales of film projectors and a general decrease in demand related to the uncertainty regarding digital cinema.

Sales of xenon lamps rose 6.0% to $4.7 million from $4.4 million a year-ago reflecting market share gains. The uncertainty regarding digital cinema has not yet impacted lamp sales as they are a necessary replacement item for both digital and film equipment.

Our top ten theatre customers accounted for approximately 48% of total theatre revenues in 2007 as compared to 50% of total theatre revenues in 2006.

Lighting Segment

Sales of lighting products increased 23.6% to $3.1 million in 2007 from $2.5 million a year-ago.

Spotlight sales increased to $1.6 million in 2007 compared to $1.0 million a year-ago primarily resulting from an increase in demand in arena construction which is the primary driver of demand for the product line.  Sales of Sky-tracker lights rose to $0.5 million from $0.4 million a year-ago due to the timing of a few large lights.  Sales of replacement parts also increased to $0.6 million in 2007 compared to $0.4 million in 2006.  Sales of all other lighting equipment and accessories decreased to $0.4 million in 2007 compared to $0.7 million in 2006 resulting primarily from a $0.2 million sale of lights used by NASA in 2006 that did not reoccur in 2007.  There were also fewer lamp sales this year.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $9.4 million in 2007 from $10.0 million in 2006 resulting primarily from a decrease of sales in business transacted in Asia. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $7.3 million in 2007 from $8.3 million a year-ago and as a percent of revenue declined to 19.1% from 22.1% in 2006 due to the reasons discussed below.

The gross profit in the theatre segment fell to $6.3 million in 2007 from $7.3 million in 2006 and as a percentage of sales declined to 18.1% from 21.2% a year-ago due to lower sales of film projectors.  The margin also reflects $2.5 million of digital equipment sales which we distribute through an agreement with NEC Solutions America, Inc. The gross margin on these sales is significantly lower than the margin we currently experience on our film projectors. We expect digital sales to become a much larger part of the Company's revenues as theatres convert their analog screens to digital. As such, revenues are expected to rise due to a higher price point on the projectors, however, our gross margin percentage will decrease.  The margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and as such, gross profit percentages typically are lower than margins from film equipment sales. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates.  At that time, margins are expected to increase. We also continue to depreciate certain digital projectors out at customer locations for testing and demonstration purposes.  During the first nine months of 2007, we recorded approximately $0.7 million of expense compared to $0.4 million for the nine-month period a year-ago. The results also reflect lower production demand in the manufacturing plant in Omaha which resulted in certain manufacturing inefficiencies and the Company not covering fixed overhead costs in as profitable a manner.

The gross profit in the lighting segment increased to $0.8 million in 2007 from $0.7 in 2006 but as a percent of revenues fell to 25.7% from 30.0% a year-ago. The results reflect manufacturing inefficiencies as the decline in theatre projection equipment sales had an effect throughout the manufacturing plant in Omaha.

Selling and Administrative Expenses

Selling expenses rose to $2.3 million from $2.2 million in 2006 and as a percent of revenues increased to 6.0% from 5.8% a year-ago and reflects the addition of STS during June of 2006.

Administrative costs amounted to $4.3 million or 11.4% of revenues in 2007 compared to $3.7 million or 9.9% in 2006. The increase reflects the addition of STS, higher salaries and benefits, Sarbanes-Oxley expenses and costs to upgrade our information technology system. Offsetting these items were expenses which did not reoccur during 2007, including severance costs incurred as a result of planned workforce reduction as well as for legal expenses to settle an asbestos lawsuit during 2006.

Digital Link II, LLC

On March 6, 2007, we entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. Ballantyne transferred $6.2 million of equipment and services into the LLC and recorded a gain of $0.2 million, net of the elimination of its 44.4% ownership. No revenue was recorded in conjunction with the transaction. During 2007, we recorded our ownership percentage of the net loss incurred by the LLC of approximately $0.2 million.  The results primarily reflect the impact of non-cash depreciation on the digital projection systems.

Other Financial Items

Net other expense amounted to approximately $112,000 in 2007 compared to $28,000 in 2006 due to fewer sales of scrap during 2007 and fewer cash discounts taken due to lower inventory purchases in the 2007 period.

We recorded interest income (net of expense) of approximately $0.6 million in 2007 compared to $0.5 million a year-ago due to rising interest rates.

We recorded income tax expense of $0.1 million in 2007 compared to $0.9 million in 2006. The effective tax rate decreased to 15.7% in 2007 compared to 31.9% a year-ago due to the impact of tax-free municipal bonds becoming a larger portion of income in 2007.

For the reasons outlined herein, we earned net income of $0.5 million during 2007 (net of non-cash pre-tax charges of $2.4 million) and basic and diluted earnings per share of $0.04, respectively, compared to net income of $2.0 million (net of non-cash pre-tax charges of $1.2 million) and basic and diluted earnings per share of $0.15 and $0.14 a year-ago, respectively.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues

Net revenues during the three months ended September 30, 2007 (“2007”) decreased to $12.6 million from $13.1 million during the three months ended September 30, 2006 (“2006”).

	Three Months Ended September 30,
	2007	2006

Theatre
Products	$10,521,596	$11,263,145
Services	854,223	983,463
Total theatre revenues	11,375,819	12,246,608
Lighting	1,064,562	634,817
Other	175,324	188,248
Total net revenues	$12,615,705	$13,069,673

Theatre Segment

Sales of theatre products and services decreased to $11.4 million in 2007 from $12.3 million in 2006, due to a decline in demand for film projection equipment where sales fell to $5.6 million from $7.0 million a year-ago. These results reflect the theatre exhibition industry’s transition to digital cinema where theatre owners are evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  To that end, sales of digital equipment rose to $1.1 million in 2007 from $0.4 million a year-ago.

Sales of replacement parts also fell during the quarter from $2.2 million in 2006 (including the $0.5 million from STS) to $1.9 million in 2007 (including the $0.2 million from STS).  Sales of lenses were also impacted by the industry’s transition falling to $0.3 million during the quarter from $0.4 million in 2006.

Sales generated from STS amounted to $1.0 million of which $0.2 million were parts sales and $0.8 million were service revenues.  Revenues generated by STS in 2006 amounted to $1.3 million of which $0.5 million were parts sales and $0.8 million were service revenues.  The decrease in business from a year-ago pertains primarily to the expected loss of a significant customer who transitioned to digital projectors using equipment and service of a competitor.

Sales of xenon lamps rose to $1.6 million in 2007 from $1.5 million in 2006. Sales of lamps have not been impacted by the uncertainty regarding digital cinema as they will continue to be a needed replacement item for both digital and film equipment.

Lighting Segment

Sales of lighting products rose 67.7% to $1.1 million in 2007 from $0.6 million in 2006 as demand has increased across the board for most of the lighting product lines.  Spotlight sales increased to $0.5 million in 2007 from $0.2 million a year-ago.  Sales of Sky-tracker lights rose to $0.2 million in 2007 from $0.1 million a year-ago.  Sales of replacement parts also experienced increased demand rising from $0.1 million in 2006 to $0.2 million in 2007.  Sales of all other lighting products were steady at $0.2 million in both periods.

Export Revenues

Sales outside the United States (mainly theatre sales) amounted to $4.0 million in both 2007 and 2006 periods.  A decline in business in Europe and Asia was offset by higher demand in Mexico.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility.  Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where Ballantyne’s products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market the Company’s products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $2.1 million in 2007 from $2.2 million in 2006 and as a percent of revenue declined to 16.6% from 16.8% in 2006.

Gross profit in the theatre segment fell to $1.6 million in 2007 from $1.9 million in 2006 and as a percentage of sales declined to 14.5% from 15.7% a year-ago due to lower sales of film projectors.  The margin also reflects $1.1 million of digital equipment sales which carry lower margins compared to our film projectors.  We expect digital sales to become a much more significant part of the Company’s revenues as theatres convert their analog screens to digital. As such, revenues are expected to rise due to a higher price point on the projectors, however, our gross margin percentage will decrease.  The margin was also impacted by service revenues becoming a larger part of our business.  The current service business primarily relates to servicing film projector equipment where gross margins are lower than margins from equipment sales. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates.  At that time, margins are expected to increase.  The results also reflect lower production demand in the manufacturing plant in Omaha which resulted in certain manufacturing inefficiencies and the Company not covering fixed overhead costs in as profitable a manner.

Gross profit in the lighting segment increased to $0.4 million in 2007 from $0.2 million in 2006 and as a percent of revenues rose to 34.6% from 29.7% a year-ago.  The results reflect the increase in sales of higher-margin items such as spotlights, Sky-trackers and replacement parts.

Selling and Administrative Expenses

Selling expenses rose to $0.8 million in 2007 from $0.7 million in 2006 and as a percent of revenues increased to 6.2% from 5.5% in 2006.

Administrative costs increased to $1.3 million or 10.4% of revenue compared to $1.2 million or 9.4% a year-ago.  The increase reflects higher salaries and benefits, expenses incurred due to the implementation of Sarbanes-Oxley requirements and costs to upgrade our information technology system.

Other Financial Items

Net other expense amounted to $39,100 in 2007 compared to income of $11,800 in 2006 due primarily to fewer sales of scrap and fewer cash discounts taken due to lower inventory purchases during the 2007 period.

We recorded net interest income of $0.2 million in 2007 and 2006.  A reduction in cash was offset by a higher effective rate.

We recorded an income tax benefit of $0.1 million in 2007 compared to income tax expense of $0.1 million in 2006 due to the impact of tax-free municipal bonds becoming a larger portion of our taxable income during 2007 and changes to the estimates of our annual effective rate.

For the reasons outlined herein, we generated net income of $0.1 million and basic and diluted earnings per share of $0.01 in 2007 compared to net income of $0.4 million and basic and diluted earnings per share of $0.03 in 2006, respectively.

Liquidity and Capital Resources

We are a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2008.  We plan on renewing the credit facility in the ordinary course of business.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2007.  No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (8.0% at September 30, 2007) and pay a fee of 0.125% on the unused portion.  The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends.  All of our personal property and stock in our subsidiaries secure this credit facility.

Net cash used in operating activities amounted to $3.7 million in 2007 as compared to net cash provided by operating activities of $2.9 million a year-ago.  The decrease in operating cash flow was due in part to the purchase of the projectors that were transferred to Digital Link II, LLC in exchange for a non-controlling ownership interest in Digital Link II, LLC and cash consideration.  The subsequent transfer of inventory up to the amount of the investment in Digital Link II of $2.7 million was considered a non-cash transfer of assets.  Therefore, the corresponding decrease in inventory did not have an effect to cash flow.  A decrease in operating cash flow also resulted from additional purchases of digital projection equipment made of approximately $4.4 million to further expand our inventory to meet customer demand and to increase the amount of projection equipment used for consignment and demonstration purposes.

Net cash used in investing activities decreased to $0.5 million in 2007 compared to $2.2 million in 2006.  The decrease primarily pertains to the 2006 purchase of National Cinema Service Corp. for approximately $2.0 million, net of cash acquired during 2006.  Additional investing activities in 2006 primarily related to capital expenditures of $0.5 million and proceeds from the sale of assets of $0.3 million.  During 2007, we purchased approximately $0.4 million of capital expenditures, purchased a product line for approximately $0.2 million and made investments into our joint venture in Digital Link II of approximately $0.3 million.

Net cash provided by financing activities amounted to $0.2 million in 2007 compared to $0.4 million in 2006.  We received proceeds of $0.1 million from our employee stock option plans in 2007, recorded a $0.2 million income tax benefit pertaining to these exercises and made debt payments of $14,600.  During 2006, we received proceeds of $0.3 million from our stock plans, recorded a $0.4 million income tax benefit pertaining to these exercises and made debt payments of $0.2 million.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during 2007.

Internal Controls Over Financial Reporting

Current SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require our Annual Report on Form 10-K for fiscal 2007 to include a report on management’s assessment of the effectiveness of our internal controls over financial reporting and a statement that our independent registered public accounting firm has issued a report on the effectiveness of our internal controls over financial reporting. While we have not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that we will not discover deficiencies in our internal controls as we implement new documentation and testing procedures to comply with the Section 404 reporting requirement.  If we discover deficiencies or are unable to complete the work necessary to properly evaluate our internal controls over financial reporting, there is a risk that management and/or our independent registered public accounting firm may not be able to conclude that our internal controls over financial reporting are effective.

Concentrations

Our top ten customers accounted for approximately 44% of 2007 consolidated net revenues.  Trade accounts receivable from these customers represented approximately 50% of net consolidated receivables at September 30, 2007.  Sales to AMC Theatres, Inc. (“AMC”) represented over 10% of consolidated revenues.  While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party.  A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations.  We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.  In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable.  We sell product to a large number of customers in many different geographic regions.  To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Increased competition also results in continued exposure to us.  If we lose market share or encounter more competition relating to the development of new technology for alternate means of motion picture presentation such as digital technology, we may be unable to lower our cost structure quickly enough to offset the lost revenue.  To counter these risks, we have initiated a cost and inventory reduction program, continue to streamline our manufacturing processes and are formulating a strategy to respond to the digital marketplace.  We are also focusing on a growth and diversification strategy to find alternative product lines to become less dependent on the theatre exhibition industry.  However, no assurances can be given that this strategy will succeed or that we will be able to obtain adequate financing to take advantage of potential opportunities.

The principal raw materials and components used in our manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal.  We utilize a single contract manufacturer for each of our intermittent movement components, reflectors, certain aluminum castings, lenses and xenon lamps.  Additionally, we utilize a single manufacturer for our digital projection equipment.  Although we have not to-date experienced a significant difficulty in obtaining these components and projectors, no assurance can be given that shortages will not arise in the future.  The loss of any one or more of such contract manufacturers could have a short-term adverse effect on us until alternative manufacturing arrangements are secured.  We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components.  We believe that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

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

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2007	2008	2009	2010	2011	Thereafter
Non-competition agreement	$100,000	—	25,000	25,000	—	50,000	—
Postretirement benefits	235,632	16,738	24,101	25,745	20,725	21,934	126,389
Operating leases	61,797	14,939	40,216	6,642	—	—	—
Contractual cash obligations	$397,429	31,677	89,317	57,387	20,725	71,934	126,389

We have a contractual obligation to pay up to $150,000 to High End Systems, Inc.  Payment is contingent on satisfaction of certain future sales of the product line purchased as part of the business. In addition, we have accrued approximately $0.2 million for the estimated underpayment of income taxes we are obligated to pay.  The accrual is primarily related to state tax matters.  There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

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

2007 Outlook

We have begun to see evidence of the theatre exhibition industry’s expected transition to digital cinema during 2007.  Theatre owners are now evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment.  However, the extent and timing of the impact to Ballantyne’s 2007 revenues and operations is currently unclear.  Digital cinema remains an important component of our long-term growth strategy, and we continue to work closely with our partner, NEC Solutions (America), Inc., to launch this next generation technology within the exhibition industry.  We expect digital sales to become a much more significant part of our revenues as theatres convert their analog screens to digital.  We will experience lower margins on these revenues as we will not manufacture the equipment. It is unclear at this time if this lower margin can be offset by the expected increased sales and service revenue volume digital cinema is expected to add when the rollout occurs.  There are also other risks to us regarding this industry transition.  Item 1A, “Risk Factors” of our 2006 Annual Report on Form 10-K includes a detailed discussion of these risks.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We market our products throughout the United States and the world.  As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions.  Additionally, as a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets.  As stated above, the majority of our foreign sales are denominated in U.S. dollars except for our subsidiary in Hong Kong.  We purchased the majority of our lenses from a German manufacturer.  Based on forecasted purchases during 2007, an average 10% devaluation of the dollar compared to the Euro would cost us approximately $0.1 million per annum.

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

Item 4.  Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as amended) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

A review of our current litigation is disclosed in note 2 to the consolidated financial statements.

Item 1A.  Risk Factors

Item 1A, “Risk Factors” of our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  There have been no material changes to the risk factors as previously disclosed in Item 1A of the Form 10-K.

Item 6.  Exhibits

        See the Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ballantyne of Omaha, Inc.

By:	/s/ John Wilmers	By:	/s/ Kevin Herrmann
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: November 13, 2007		Date: November 13, 2007

EXHIBIT INDEX

4.2.5	Sixth Amendment to the Revolving Credit Agreement dated August 29, 2007 between the Company and First National Bank of Omaha.•
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

                • - Filed herewith