Form 10-K
period 2007-12-31
BALLANTYNE OF OMAHA INC
filed 2008-04-01
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-13906

Ballantyne of Omaha, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0587703 (I.R.S. Employer Identification No.)
4350 McKinley Street, Omaha, Nebraska (Address of principal executive offices)	68112 (Zip Code)

Registrant's telephone number, including area code:    (402) 453-4444

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:    None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports filed pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of the Company's voting common stock held by non-affiliates, based upon the closing price of the stock on the American Stock Exchange on June 30, 2007 was approximately $81.4 million. The Company does not have any non-voting common equity.

        As of March 28, 2008, 13,858,438 shares of common stock of Ballantyne of Omaha, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2008 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

        Certain statements made in this report on Form 10-K are "forward-looking" in nature, as defined in the Private Litigation Reform Act of 1995, which involve uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for our products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support our future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

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

        We are a Delaware Corporation and maintain our corporate office and primary manufacturing facilities in Omaha, Nebraska. We were founded in 1932 and went public in 1995. Our shares are traded on the American Stock Exchange under the symbol BTN. We primarily operate within two business segments, theatre and lighting. Approximately 91% of fiscal year 2007 sales were from theatre products, 8% were lighting products and 1% were from all other products.

Acquisitions/Investments

        During the fourth quarter of 2007, we, through a wholly owned subsidiary, Strong Digital Systems, acquired Marcel Desrochers, Inc. (MDI), a Canadian manufacturer of screen systems for the North American cinema screen market. The addition of MDI expands the breadth of our product lines for the cinema industry. MDI is based in Joliette, Canada.

        During the first quarter of 2007, we acquired certain assets of a product line in the lighting segment called the Technobeam from High End Systems, Inc. The Technobeam light projects logos, images and textures for the entertainment lighting industry.

        On March 6, 2007, we entered into an agreement with RealD to form an operating entity, Digital Link II, LLC (the "LLC"). Under the agreement, the LLC was formed with Ballantyne and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors.

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

Divestitures

        During the fourth quarter of 2007, we completed the sale of substantially all of the assets and liabilities of Design & Manufacturing, Inc. ("Design"). Design manufactured our film handling equipment which we sell to the theatre industry. We will continue to distribute the full line of film handling equipment with the difference being the product will now be purchased from the party who acquired Design at certain third-party agreed-upon pricing. This divestiture will not be classified as discontinued operations.

(b)  Operating Segments

        We conduct our operations through two primary business segments: Theatre and Lighting. The presentation of segment information reflects the manner in which management assesses performance.

        Theatre:    This segment consists of the manufacture, distribution and service of film and digital projection equipment and accessories for the motion picture exhibition industry.

        Lighting:    This segment consists of the design, manufacture and distribution of lighting systems to the worldwide entertainment lighting industry.

        Refer to the Business Segment Section set forth in Note 21 of our consolidated financial statements for further information concerning the amounts of revenues, profits and total assets attributable to each segment for the last three fiscal years.

(c)  Narrative Description of Business

        The following information describes the principal products produced, services rendered, principal markets for, and methods of distribution of each business segment of the Company.

Theatre Segment

Overview

        The domestic theatre exhibition industry (including Canada) is highly concentrated with management estimating that the top ten exhibitors represent over 56% of the total industry. Based on information obtained from the National Association of Theatre Owners, there were approximately 37,000 screens in the United States. Although the theatre exhibition industry remains primarily based on the use of film technology to deliver motion picture images to the public, the transition to digital images (digital cinema) achieved measurable progress in 2007 after several years of research and development. Factors which have limited the digital cinema implementation in the past have included high digital system costs; product availability for digital cinema; security, control and implementation issues, and a lack of standards for system quality and interoperability. Though digital cinema offers significant potential savings via reduced film delivery and handling costs to movie distributors, the financial models to justify the expenditures required by the exhibitor had been limited up to now. Digital Cinema Initiatives LLC ("DCI"), a venture created by the major motion picture studios, has made significant progress in resolving these standards and technology issues. In addition, there have been several business plans created to solve the issue of which party would pay for the substantial costs of retrofitting theatre locations currently using film-based projection equipment. Many models now provide a method whereby the motion picture studios or other content providers pay for the digital equipment over time via Virtual Print Fees to third party facilitators each time a projector shows a movie digitally. However, other means of financing could arise as the digital cinema business models mature.

Products

        Digital Equipment—Through a master reseller agreement with NEC Corporation of America ("NEC"), we distribute Starus DLP Cinema projectors. NEC offers the Starus NC2500S for large screen multiplexes, the NC1600C for medium-sized screens and the Starus NC800C for small theatres. All of the projectors use the DLP cinema technology from Texas Instruments. The Starus NC2500S is designed for multiplexes with large screens 49 feet wide and larger. The projector delivers 2K (2048 × 1080) contrast images (2000:1). The Starus NC1600C projector is designed for medium-sized screens 26-49 feet wide. The Starus NC800C projector is designed for screens 10 to 25 feet wide to employ DC 2K DMD technology at 2048 × 1080 pixel native resolution.

        Motion Picture Projection Equipment—We are a developer, manufacturer and distributor of commercial motion picture projection equipment worldwide. Our commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as sound systems. The commercial motion picture projection equipment is marketed under the industry-wide recognized trademarks of Strong®, Simplex®, Century® and Ballantyne®. We manufacture the majority of the motion picture projection systems in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by us.

        We also distribute film handling equipment consisting of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. Our film transport systems are sold under the Strong® name.

        Lenses—We have the exclusive distribution rights to sell ISCO-Optic film projection lenses throughout North America and also distribute these lenses on a non-exclusive basis throughout the rest of the world. ISCO lenses have developed a reputation for delivering high-image quality and resolution over the entire motion picture screen and have won two Academy Awards for technical achievement.

        Xenon Lamps—We distribute xenon lamps for resale to the theatre and lighting industries through an exclusive distributorship agreement with Lighting Technologies, Inc.

        Replacement Parts—We have a significant installed base of over 50,000 motion picture projection systems. Although these products have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases, with parts manufactured by our Company.

        Service & Maintenance—During fiscal 2006, we acquired National Cinema Service Corp. (NCSC) and folded it into a wholly-owned subsidiary, Strong Technical Services, Inc. (STS). STS is now a national provider of cinema services including film and digital projector maintenance, repair, installations, site surveys and other services. STS also installs and repairs audio and advertising equipment as well as other electronic equipment in a theatre auditorium such as theatre management systems, servers and other equipment. We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the sophisticated nature of digital projectors and accessories. In addition, we feel that there are opportunities to provide service for other items at a theatre complex.

Markets

        Our theatre business was founded in 1932. Our broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as Regal Cinemas, Inc. and AMC Entertainment, Inc.

        We market and sell our products to end users and through a network of domestic and international dealers to major theatre exhibitors and amusement park operators. During the past few years we have increasingly sold directly to the end-users thereby bypassing this distribution network. We believe this trend will continue in the future and will change how we market our products to the industry due in large part to the shift to digital cinema. This shift in the supply chain benefits us in reducing credit exposure, as the exhibitors are generally larger entities with more access to capital. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed. In addition, we market our products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. Our sales and marketing professionals have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

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

        In addition to existing motion picture equipment manufacturers, we are now encountering competition from new competitors due to the development of digital cinema technology. We cannot assure that our equipment, whether it be film or digital equipment will not eventually become obsolete as technology advances. Competition in the digital cinema market includes two other licensed OEM's of the preferred Texas Instruments' DLP Cinema technology in addition to the Company's partner, NEC; Christie Digital Systems and Barco NV. There are also other companies, such as SONY, using different digital technologies attempting to enter the marketplace. For a further discussion of potential new competition, see the "Business Strategy" section of this report under the caption "Expand Digital Opportunities".

        Certain competitors for our film and digital equipment have significantly greater resources than Ballantyne.

Lighting Segment

Overview

        Under the trademark Strong®, we are a supplier of long-range follow spotlights which are used for both permanent and touring applications. Under the trademark Britelight™, we are a supplier of high intensity searchlights and computer-based lighting systems for the motion picture production, television, live entertainment, theme park and architectural industries. We also sell high intensity searchlights under the trademark Sky-Tracker®.

Products

        Followspots—We have been a developer, manufacturer and distributor of long-range followspots since 1950. Our followspots are primarily marketed under the Strong® trademark and recognized trademarked models such as Super Trouper® and Gladiator®. The Super Trouper® followspot has been the industry standard since 1958. Our long-range followspots are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums, and touring applications. The followspot line consists of six basic models ranging in output from 1000 watts to 4,500 watts. The 1000-watt model, which has a range of 20 to 75 feet, is compact, portable and appropriate for small venues and truss mounting. The 4,500-watt model, which has a range of 300 to 600 feet, is a high-intensity xenon light appropriate for large theatres, arenas and stadiums. Most of our followspots employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

        In response to a section of the marketplace demanding less expensive, smaller and more user-friendly products, we have introduced certain new spotlights over the last few years. We distribute an Italian manufactured followspot called the Canto. The Canto spotlight product line consists of six basic models ranging in output from 250 watts to 2,000 watts. We also designed a new followspot called the Radiance®. The Radiance® is a mid-range followspot powered by an 850 watt metal halide lamp.

        Promotional and Other Lighting Products—We are a supplier of high intensity promotional searchlights and lighting systems for the motion picture production, television, live entertainment, theme park and architectural markets. Britelight™ specialty illumination products have been used in numerous feature films and have also been used at live performances such as Super Bowl half-time shows, the opening and closing ceremonies of the Winter Olympics and are currently illuminating such venues as the Luxor Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada.

        Our Sky-Tracker® high intensity promotional searchlights come in single or multiple head configurations, primarily for use at outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity promotional searchlights have been used at Walt Disney World, Universal Studios, various Olympic games and grand openings.

        We purchased a product line during 2007 called the Technobeam® which projects logos, images and textures. This product is used in a variety of entertainment establishments.

Markets

        We sell our lighting products through a combination of a small direct sales force and commissioned representatives to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. Our followspot products are marketed using the Strong trademark and are used in over 100 major arenas throughout the world. Our high intensity promotional searchlights are marketed under the Sky-Tracker® trademark.

Competition

        The markets for our lighting products are highly competitive. We compete in the lighting industry primarily on the basis of quality, price, branding and product line variety. Certain competitors for our lighting products have significantly greater resources than Ballantyne.

Business Strategy

        Our strategy combines the following key elements:

        Expand Digital Opportunities.    We currently are a party to a master reseller agreement with NEC whereby we distribute their line of Starus DLP Cinema projectors. We intend to gain market share in the digital cinema marketplace by leveraging our current industry leadership and relationships.

        We believe we are in a solid position to be a successful participant in the marketplace due to our marketing and sales agreement with NEC, our long term industry relationships and the industry's familiarity with our Company and its large installed base worldwide. However, no assurance can be given that we will in fact be a part of the digital cinema marketplace. If we are unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on our business, financial condition and operating results. In addition, the current relationship with NEC is a non-exclusive distributorship agreement and as such the gross margin will be lower than the margin we currently experience on our analog projectors. It is unclear at this time if this lower margin can be offset by the expected increased price point and sales volume digital cinema is expected to add when the rollout occurs.

        Expand Service Company.    We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the more technical nature of digital projectors and accessories. In addition, we feel that there are opportunities to provide service for other items at a theatre complex other than just maintaining the projection equipment. Our STS service subsidiary is forming a core business to service this digital and film marketplace.

        Transition from a Manufacturer to a Distributor.    We believe that the digital transition taking place within the theatre industry will substantially reduce the demand for the products we manufacture and that we will transition to more of a distribution and service business model. We will also continue to manufacture cinema screens through our MDI subsidiary and also manufacture lighting products for our lighting segment. We are implementing programs at our Omaha facility to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

        Growth Strategy.    Our strategy is to pursue complementary strategic acquisitions both within our current operating segments and also in other markets that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisitions in the future, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. We are also focusing efforts at increasing our product offerings to the theatre industry to focus on being a one-stop shop to fully outfit a theatre auditorium.

        Expand International Presence.    Sales outside the United States (mainly theatre sales) were 28% and 29% of total revenues in fiscal years 2007 and 2006, respectively. We believe that international sales will continue to account for a significant portion of our theatre sales and that film-related sales will continue for a number of years as the rollout of digital cinema will lag behind the U.S. in certain areas of the world. We are also working with NEC to expand our distribution territories for selling their digital projector line beyond North and South America and Hong Kong.

        We are seeking to strengthen and develop our international presence through our international dealer network and our sales force will continue to travel worldwide to market our products. Additionally, we continue to utilize our office in Hong Kong to further penetrate China and surrounding markets. We believe that as a result of these efforts, we are positioned to further expand our brand name recognition and international market share.

        Expand Lighting Segment.    Our goal is to increase revenues using the remaining product lines within the segment and by increased emphasis on expanding our product offerings by developing and introducing new products and through strategic acquisitions. During 2008, we will begin to distribute additional lighting products including those to complement our Canto spotlight and also certain outdoor architecture lighting products.

Subsidiaries

        We have three wholly-owned subsidiaries: Strong Westrex, Inc., Strong Technical Services, Inc. and Strong Digital Systems, Inc.

        Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong.

        Strong Technical Services, Inc. was formed in 2006 upon the purchase of NCSC to service the film and digital marketplace.

        Strong Digital Systems, Inc. was formed in 2007 to acquire the stock of Marcel Desrochers, Inc. which manufactures cinema screens for the theatre exhibition industry.

        We also have three non-operational subsidiaries.

Backlog

        At December 31, 2007 and 2006, we had backlogs of $7.2 million and $5.7 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. Our products are manufactured and shipped within a few weeks following receipt of orders. The dollar amount of our order backlog is therefore not considered by management to be a leading indicator of our expected sales in any particular fiscal period.

Manufacturing

        Our manufacturing operations are conducted in Omaha, Nebraska and Jolliette, Canada. The Omaha facility encompass design, fabrication, assembly and shipping of our various product lines. This central location reduces our transportation costs and delivery times of products throughout the United States. Our manufacturing strategy is to minimize costs through manufacturing efficiencies and reduce fixed costs pertaining to manufacturing film projection equipment.

        The manufacturing operations in Jolliette, Canada consist of a 50,000 square-foot facility for the manufacture and shipping of the cinema screen systems business obtained with the acquisition of MDI during 2007. This facility includes a 90-foot-high PVC screen painting facility that houses two paint rigs to accommodate IMAX large format screens. MDI also manufactures screens and screen frames for 2-D and 3-D capabilities. In addition, MDI produces a full line of masking motors.

        We currently manufacture the majority of components used in the film and lighting products we sell. We believe that our integrated manufacturing operations has helped maintain the high quality of our products, further aid lead time reductions and our ability to customize products to a customer's specifications. Our flexible workforce allows for the adjusting of the relative mix of products to meet demand. Manufacturing is mainly comprised of machining aluminum in casting and bar stock forms. Fabrication includes the punching, forming and welding of light gauge materials such as steel and aluminum. We also operate powder paint lines at the Omaha facility. Outside contractors are utilized for further specialized processing such as plating, grinding, etc.

Quality Control

        We believe that our design standards, quality control procedures and the quality standards for the material and components used in our products have contributed significantly to the reputation of the products for high performance and reliability. Inspection of incoming material and components as well as the testing of all of the Company's products during various stages of assembly are key elements of this program.

Warranty Policy

        We generally provide a warranty to end users for substantially all of our products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. Under our warranty policy, we will repair or replace defective products or components at our election. Costs of warranty service and product replacements were approximately $0.2, $0.2 and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development

        Our ability to compete successfully depends, in part, upon our continued close work with existing and new customers. We focus research and development efforts on the development of new products based on customer and industry requirements. Research and development costs charged to operations amounted to approximately $0.6, $0.9 and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Patents and Trademarks

        We own or otherwise have rights to numerous trademarks and trade names used in conjunction with the sale of our products. We currently own one patent. We believe our success will not be dependent upon patent or trademark protection, but rather upon our scientific and engineering "know-how" and research and production techniques.

Employees

        As of March 17, 2008, we had a total of 187 employees. Of these employees, 99 were considered manufacturing, 4 were executive, 40 were considered service related and 44 were considered sales and administrative. We are not a party to any collective bargaining agreement and believe that the relationship with our employees is good.

Environmental Matters

        We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, we were informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent ("AOC") to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, we have paid our share of the costs. At December 31, 2007, we have provided for management's estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

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

Executive Officers of the Company

        John P. Wilmers, age 63, has been our CEO since March 1997 and a Director since 1995.

        Christopher Stark, age 47, was appointed VP-Operations in May of 2007.

        Kevin S. Herrmann, age 42, was appointed CFO, Corporate Secretary and Treasurer in November 2006. Prior to the appointment, Mr. Herrmann had been our Corporate Controller since 1997.

        Ray F. Boegner, age 58, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles.

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
  Nominating Committee Charter

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

        The transition to digital cinema began to show measurable progress in 2007 after several years of research and development. We believe we are in a position to participate in the digital cinema marketplace either through our relationship with NEC or through other relationships with other digital cinema providers. However, we cannot assure that we will successfully or competitively advance this technology as might be required. In addition, the current relationship with NEC is a non-exclusive distributorship agreement and as such the gross margin will be lower than the margin we currently experience on our analog projectors. It is unclear at this time if this lower margin can be offset by the expected increased price point and sales volume digital cinema is expected to add when the rollout occurs. Our agreement with NEC is not perpetual and could be terminated with 90 day advance written notice. While we currently have no debt, we may have to leverage the Company to fully participate in digital cinema. There is no assurance that we will be able to access sufficient capital given the recent tightening of the global credit market.

        If we are unable to maintain our relationship with NEC, or otherwise take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse impact on our business, financial condition and operating results.

Our financial results and growth depend largely on the health of the theatre exhibition industry.

        Approximately 91% of our revenues resulted from sales to the theatre exhibition industry. From fiscal years 2000 to 2002, this industry experienced an unprecedented three-year decline. Several exhibition companies filed for federal bankruptcy protection. This resulted in our revenues declining from $83.4 million in fiscal 1999 to $33.8 million in fiscal 2002. While the health of the theatre exhibition industry has improved significantly, there are still risks in the industry which result in continued exposure to Ballantyne. Growth in the number of new motion picture screens may be adversely affected by the economy or other factors. These factors may also have an adverse effect on our customer base. A lack of motion picture screen growth would have a material adverse effect on our business, financial condition and results of operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

        Our top ten customers accounted for approximately 43% of 2007 consolidated net revenues. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from these significant customers could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

        Sales outside the United States (mainly theatre sales) continue to be significant, accounting for 28% and 29% of consolidated sales in fiscal 2007 and 2006, respectively. We are seeking to expand our share of foreign sales, which we expect will continue to account for a significant portion of our revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. Historically, the majority of our foreign sales have been denominated in U.S. dollars. A weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. In addition, there can be no assurance that our international customers will continue to accept orders denominated in U.S. dollars. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are more directly subject to foreign exchange fluctuations. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We cannot assure that these factors will not adversely affect our foreign sales in the future.

        We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to the purchase of MDI as a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency.

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

        As discussed in further detail in the "Business Strategy" portion of Item 1, our strategy is to pursue complementary strategic acquisitions in the theatre and in other markets that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisition candidates, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. Additionally, our credit facility with First National Bank of Omaha currently prohibits us from making acquisitions over $7 million without the bank's consent.

Interruptions of, or higher prices of components from, certain suppliers may affect our results of operations and financial performance.

        NEC is our sole supplier for the Digital equipment we distribute to the theatre industry. The industry transition to digital cinema is currently in the initial stages and during this time, there could be pricing pressures placed upon us as we market the NEC line of digital equipment. While our partnership with NEC to-date has been to strategically price the NEC projectors to the market-place, there are no assurances that if future pricing pressures would arise that NEC will drop their prices to allow us to remain competitive. We are also dependent on NEC to supply us digital products in a timely manner and while we have not experienced difficulty in obtaining these products in the past, there is no assurance that shortages will not arise in the future.

        We utilize a single contract manufacturer for each of our intermittent movement components, lenses and xenon lamps on the film side. The loss of any one or more of the contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured. We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. We believe that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality, but cannot assure that this will continue in the future.

        In addition, volatility in the price for certain raw materials and components such as steel, fuel and lenses could adversely affect our financial results. In particular, the strengthening of the Euro has resulted in increased costs for lens purchases from our German supplier. Based on forecasted purchases during 2008, an average 10% devaluation of the dollar compared to the Euro would cost us approximately $0.1 million.

Our stock price is vulnerable to significant fluctuations.

        The trading price of our common stock has been highly volatile in the past and could be subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the industries in which we operate and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the stock of many companies in general, with fluctuations often being unrelated to operating performance.

Pending litigation could have a material adverse effect on our financial position, cash flows and results of operations.

        Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. We believe that we have strong defenses and intend to defend the suit vigorously. It is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. This case is scheduled for trial to commence in August 2008. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position.

        We are a party from time to time to various other legal actions which are ordinary routine litigation matters incidental to the Company's business, such as products liability.

Certain anti-takeover provisions in Ballantyne's governing documents could make it more difficult for a third party to acquire Ballantyne.

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

        As of December 31, 2007, we had: i) 13,858,438 shares owned by stockholders and ii) 1,923,186 shares of common stock reserved for issuance under stock plans. Of the shares outstanding, subject to outstanding options and reserved for issuance under the employee stock purchase plan, 428,000 shares are immediately eligible for resale in the public market without restriction.

        We are unable to predict the effect that the sales of these shares may have on the prevailing market price of the common stock.

Subsequent to year-end certain of our short-term investments are experiencing liquidity issues.

        We ended fiscal year 2007 with total cash, cash equivalents and short-term investments of $17.2 million including $13.0 million of investments in certain auction rate securities ("ARS"). Subsequent to year-end, the market for our investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers of sellers for the securities. We cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, we may be unable to liquidate our auction rate securities held. However, all the securities held continue to be AAA rated and fully collateralized by the fund itself at a minimum 200% net asset to fund ratio. Therefore, we have no reason to believe that any of the issuers are presently at risk or that the credit quality of the assets backing these investments are impacted by the reduced liquidity of these investments.

        We are currently evaluating the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. Any decline in the fair value of the securities, at this time, as a result of a potential liquidity discount is considered temporary. In the future, if indicators exist that lead to an other than temporary impairment, we would recognize an impairment loss in the consolidated statement of operations.

Item 1B.  Unresolved Staff Comments

        None.

Item 2.  Properties

        Our headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where we own a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of our products. We also lease a sales and service facility in Hong Kong and a small sales office in Miami, Florida.

        We lease a 50,000 square-foot manufacturing plant in Joliette, Canada used for offices, manufacturing, assembly and distribution of the cinema screens for MDI.

Item 3.  Legal Proceedings

        We are currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. We believe that we have strong defenses and intend to defend the suit vigorously. It is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. This case is scheduled for trial to commence in August 2008. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position.

        During March 2006, we settled an asbestos case entitled Bercu v. BICC Cables Corporation, et al., originally filed June 27, 2003 in the Supreme Court of the State of New York. The settlement amount was not material to our results of operations, financial position or cash flows.

        We are also a party to various other legal actions which are ordinary routine litigation matters incidental to our business, such as products liability. Based on currently available information, management believes that the ultimate outcome of these matters individually and in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2007, no issues were submitted to a vote of stockholders.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed and traded on the American Stock Exchange under the symbol "BTN". The following table sets forth the high and low per share sale price or the range of high and low bid information for the common stock as reported by the American Stock Exchange.

		High	Low
2007	First Quarter	$5.62	$4.82
	Second Quarter	6.67	4.84
	Third Quarter	6.80	5.34
	Fourth Quarter	6.45	5.50
2006	First Quarter	$4.94	$3.50
	Second Quarter	4.49	3.65
	Third Quarter	5.05	3.75
	Fourth Quarter	5.30	3.61
2005	First Quarter	$5.93	$4.06
	Second Quarter	4.85	3.70
	Third Quarter	4.94	3.69
	Fourth Quarter	5.16	4.42

        The last reported per share sale price for the common stock on March 28, 2008 was $4.46. We had 13,858,438 shares of common stock outstanding on March 17, 2008, with approximately 189 holders of record and an estimated 2,200 owners held in the name of nominees.

Equity Compensation Plan Information

        The following table sets forth information regarding our Stock Option and Purchase Plan Agreements as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	443,750	$2.33	626,496	(1)
Equity compensation plans not approved by security holders	—	—	852,940	(2)

Total	443,750	$2.33	1,479,436

(1)
Includes 123,746 securities for the 2005 Stock Purchase Plan, 252,750 securities for the 2005 Outside Directors Stock Option Plan and 250,000 securities for the 2005 Restricted Stock Plan.

(2)
Amounts pertain to the 2001 Non-Employee Director's Stock Option Plan. See note 17 to the consolidated financial statements filed under Part II, Item 8 of this report for a description of this plan.

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

Item 6.  Selected Financial Data (1)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of operations data
Net revenue	$51,486	49,732	53,857	49,145	37,433
Gross profit	$9,456	10,826	14,905	13,515	8,616
Net income	$228	1,568	4,309	5,073	579
Net income per share
Basic	$0.02	0.12	0.33	0.40	0.05
Diluted	$0.02	0.11	0.31	0.37	0.04
Balance sheet data
Working capital	$32,390	34,974	32,627	26,900	20,806
Total assets	$54,140	49,908	46,936	42,171	37,235
Total debt	$—	15	43	68	93
Stockholders' equity	$43,042	42,389	39,998	34,523	29,089

(1)
All amounts in thousands (000's) except per share data

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for our products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support our future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

        We have two primary reportable core operating segments: theatre and lighting. Approximately 91% of fiscal year 2007 sales were from theatre products, 8% were lighting products and 1% were from other products.

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

Revenue Recognition

        We normally recognize revenue upon shipment of goods or delivery of the service to customers when collectability is reasonably assured. In certain circumstances revenue is not recognized until the goods are received by the customer or upon installation and customer acceptance based on the terms of the sale agreement. We have adopted the provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of revenue recognition on contracts with multiple deliverable elements. We permit product returns from customers under certain circumstances and also allow returns under the Ballantyne's warranty policy. Allowances for product returns are estimated and recorded at the time revenue is recognized. The return allowance is recorded as a reduction to revenues for the estimated sales value of the projected returns and as a reduction in cost of products for the corresponding cost amount. See note 2 to the consolidated financial statements for a full description of our revenue recognition policy.

Allowance for Doubtful Accounts

        We make judgments about the credit worthiness of both current and prospective customers based on ongoing credit evaluations performed by our credit department. These evaluations include, but are not limited to, reviewing customers' prior payment history, analyzing credit applications, monitoring the aging of receivables from current customers and reviewing financial statements, if applicable. The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience and a specific account analysis that project the ultimate collectability of the accounts. As such, these factors may change over time causing the reserve level to adjust accordingly. When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the consolidated statements of operations and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

        At December 31, 2007, there were approximately $8.3 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2006, there were approximately $8.0 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At December 31, 2007 we had recorded gross inventory of approximately $11.8 million and $1.9 million of inventory reserves. This compared to $10.3 million and $1.5 million, respectively, at December 31, 2006.

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

        At December 31, 2007, the warranty accrual amounted to $0.4 million and amounts charged to expense were $0.2 million. At December 31, 2006, the warranty accrual amounted to $0.6 million and amounts charged to expense were $0.2 million.

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

        Our most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $3.6 million at December 31, 2007. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that we are unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

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

        Goodwill totaling $2.4 million and $1.8 million was included in the consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively. Management's assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

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

        The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (as amended), effective January 1, 2007. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations. Amounts accrued for estimated underpayment of income taxes amounted to $0.3 million as of January 1, 2007 and $0.2 million as of December 31, 2007, respectively. The accruals largely related to state tax matters.

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

        Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement replaced FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. Therefore, prior years' financial statements have not been restated. Under this method, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, we recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

        In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 are reflected in operating activities. Share-based compensation cost that has been included in income from operations amounted to $81,325 and $106,723 for the years ended December 31, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2007 or 2006.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company's business combinations occurring on or after January 1, 2009.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have not yet completed our evaluation of the impact of adopting SFAS 157 or FSP No. 157-2.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position or results of operations.

Results of Operations:

        The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.6	78.2	72.3	72.5	77.0
Gross profit	18.4	21.8	27.7	27.5	23.0
Selling and administrative expenses(1)	18.1	16.3	15.7	15.7	20.4
Income (loss) from operations	(0.8)	3.0	12.0	12.0	3.0
Net income	0.4	3.2	8.0	10.3	1.5

(1)
The fiscal 2006 amount excludes a $1.25 million impairment charge pertaining to goodwill. The fiscal 2007 amount excludes a $0.6 million impairment charge pertaining to goodwill.

Twelve Months Ended December 31, 2007 Compared to the Twelve Months Ended December 31, 2006

Revenues

        Net revenues during the twelve months ended December 31, 2007 increased to $51.5 million from $49.7 million in 2006.

	Twelve Months Ended December 31,
	2007	2006
Theatre
Products	$42,883,762	$43,721,847
Services	3,667,134	2,260,560

Total theatre revenues	46,550,896	45,982,407
Lighting	4,268,437	3,035,984
Other	666,531	713,980

Total net revenues	$51,485,864	$49,732,371

Theatre Segment

        Sales of theatre products increased 1.2% to $46.6 million in 2007 from $46.0 million in 2006 reflecting higher demand for digital projection equipment which increased to $4.2 million from $0.8 million in 2006. We also generated higher service revenues which rose to $3.7 million from $2.3 million a year-ago. The increase in service revenues resulted from a combination of more service on digital equipment and also due to experiencing a full twelve months of revenues from the acquisition of our service subsidiary, Strong Technical Services, Inc. (STS) which was purchased in the middle of 2006. The remaining revenue increase resulted from the purchase of Marcel Desrochers, Inc. (MDI) a Canadian-based manufacturer of cinema projection screens during the fourth quarter of 2007 and which subsequently generated $0.9 million of revenue (excluding intercompany revenue) during the period we owned that company.

        The theatre exhibition industry's transition to digital cinema is in the initial stages and theatre owners are evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. To that end, we did experience a decline in sales of film projection equipment which fell to $22.5 million in 2007 from $27.0 million a year-ago. The film equipment results also reflect more sales of used equipment as opposed to equipment that we manufacture. Sales of such used film equipment approximated $1.7 million during the year. There were no such sales a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

        Sales of replacement parts were also impacted by the industry transition declining to $7.2 million from $7.6 million a year-ago despite a full twelve months of parts sales from STS which generated $1.0 million of revenue compared to $0.6 million a year-ago.

        Sales of lenses decreased to $1.7 million from $2.3 million a year-ago as these products are also being impacted by the transition. Sales of xenon lamps rose to $6.4 million during 2007 from $6.0 million a year ago reflecting market share gains. The uncertainty regarding digital cinema has not impacted lamp sales as they are a necessary replacement item for projectors in service and are relatively unaffected by the used equipment market.

        Our top ten theatre customers accounted for approximately 47% of total theatre revenues compared to 45% a year ago.

Lighting Segment

        Sales of lighting products increased 40.6% to $4.3 million in 2007 from $3.0 million a year ago due mainly to increased demand for follow spotlight sales which rose to $2.2 million from $1.2 million during 2006. Replacement parts also rose during the year from $0.6 million in 2006 to $0.8 in 2007. In addition, Sky-Tracker sales rose to $0.6 million from $0.5 million in 2006.

        Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturns amounted to $0.7 million in both 2007 and 2006 periods.

Export Revenues

        Sales outside the United States (mainly theatre sales) declined to $14.2 million in 2007 from $14.6 million in 2006 resulting primarily from a decline in business in Asia where sales declined to $6.7 million in 2007 from $7.7 million in 2006. This decrease was offset to a degree by a turnaround in business in Europe where sales rose to $2.0 million from $1.7 million in 2006. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

        Consolidated gross profit decreased to $9.5 million in 2007 from $10.8 million in 2006 and as a percent of revenue declined to 18.4% from 21.8% in 2006 due to the reasons discussed below.

        Gross profit in the theatre segment fell to $8.0 million in 2007 from $9.7 million in 2006 and as a percentage of sales declined to 17.3% from 21.1% a year ago. The margin reflects the transition that is taking place in the theater industry. During 2007 we sold $4.2 million of digital equipment which we distribute through our agreement with NEC. The gross margin on these sales is significantly lower than the margin we currently experience on our film projectors. However, the sales price on the digital projectors is higher than what we receive on film projectors which causes the gross margin dollars to be more comparable. Our margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and as such, gross profit percentages typically are lower than margins from film equipment sales. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates. At that time, margins are expected to increase. We also continue to depreciate certain digital projectors out at customer locations for testing and demonstration purposes. During 2007 we recorded approximately $0.9 million of expense compared to $0.4 million a year-ago. Gross margins also continue to be impacted by higher manufacturing costs pertaining to purchasing in lower quantities and rising raw material costs.

        The gross profit in the lighting segment increased to $1.1 million in 2007 from $0.8 in 2006 but as a percent of revenues fell to 26.1% from 27.5% a year-ago. The results reflect a product mix consisting of more distribution items coupled with higher manufacturing costs.

Selling and Administrative Expenses

        Selling and administrative expenses (excluding goodwill impairment charges of $0.6 million in 2007 and $1.3 million in 2006) increased to $9.3 million in 2007 from $8.1 million in 2006 and as a percent of revenue increased to 18.1% in 2007 from 16.3% in 2006. The goodwill impairment charges pertained to the operations of our Design & Manufacturing, Inc. subsidiary which was subsequently sold during the fourth quarter of 2007.

        Administrative costs increased to $6.1 million or 11.9% of revenues compared to $5.1 million or 10.3% a year ago. During 2007, we experienced higher costs pertaining to Sarbanes/Oxley compliance of $0.4 million as 2007 was the first year we were subject to the Section 404 audit and assessment of the effectiveness of our internal controls over financial reporting. In addition we experienced an increase in professional fees pertaining to due diligence work performed on terminated acquisitions, fees pertaining to providing audited and pro-forma financial information pertaining to the acquisition of MDI and fees to file Form 8-K's in relation to the purchase of MDI. We also incurred legal and accounting costs to sell the operations of Design & Manufacturing, Inc. during the fourth quarter of 2007. Other items increasing administrative costs included hiring an executive during 2007 and hiring additional personnel to assist with Sarbanes/Oxley compliance which increased our payroll costs during the year. Administrative expenses also rose by $0.1 million due to experiencing a full twelve months of administrative expense pertaining to STS as compared to 2006 where we only owned them for 7 months. The remaining increase in administrative costs pertained to travel costs and additional depreciation and amortization expenses related to the purchase of computer equipment and intangible assets, respectively.

        Selling expenses rose to $3.2 million in 2007 from $3.0 million in 2006 but as a percent of revenues rose to 6.2% from 6.0% a year ago. The increase resulted from selling expenses to grow the lighting segment coupled with initiatives to strengthen our position in the digital cinema marketplace by actively promoting the NEC digital projectors we distribute to the theatre exhibition industry.

Other Financial Items

        During 2007, we recorded a loss of $0.1 million pertaining to the sale of substantially all of the assets and liabilities of Design & Manufacturing, Inc.

        During 2007, we transferred $6.2 million of equipment and related services to our joint venture with Real D (Digital Link II) in exchange for a 44.4% ownership interest and cash considerations. The gain on the initial transfer was approximately $0.2 million.

        Net other expense amounted to approximately $91,000 in 2007 compared to net other income of approximately $40,100 in 2006. The change from a year-ago was due to the reversal of a non-operating accrual during 2006 as the statute of limitations had expired.

        During both 2007 and 2006, we recorded interest income of $0.8 million as our average cash and investment balances remained consistent. Interest expense decreased to $37,000 from $46,000 in 2006 due primarily to the payoff of debt during 2006 initially assumed with the purchase of National Cinema Service Corp during that year.

        We recorded an income tax benefit of $0.2 million in 2007 compared to income tax expense of $0.7 million in 2006. The change primarily resulted from a decrease in pre-tax income in the current year and the impact of tax-free interest income and foreign tax rates.

        For the reasons outlined herein, we earned net income of $0.2 million and basic and diluted earnings per share of $0.02 in 2007, respectively, compared to net income of $1.6 million and basic and diluted earnings per share of $0.12 and $0.11 a year ago, respectively.

Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended December 31, 2005

Revenues

        Net revenues during the twelve months ended December 31, 2006 decreased to $49.7 million from $53.9 million in 2005. As discussed in further detail below, the decrease resulted primarily from lower theatre revenues.

	Twelve Months Ended December 31,
	2006	2005
Theatre
Products	$43,721,847	$49,651,050
Services	2,260,560	—

Total theatre revenues	45,982,407	49,651,050
Lighting	3,035,984	3,374,820
Other	713,980	831,127

Total net revenues	$49,732,371	$53,856,997

Theatre Segment

        Sales of theatre products decreased 7.4% to $46.0 million in 2006 from $49.7 million in 2005 reflecting lower demand for analog projection equipment which decreased to $27.0 million in 2006 from $34.8 million in 2005, a decrease of 22.3%. The theatre exhibition industry's transition to digital cinema is in the initial stages and theatre owners were evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. Sales of digital projection equipment and accessories amounted to $0.8 million in 2006. There were no such sales in 2005.

        During 2006, we entered the service and maintenance marketplace with the acquisition of National Cinema Service Corp. This business was rolled into a wholly-owned subsidiary named Strong Technical Services, Inc. (STS). Revenues generated since the acquisition effective date of May 31, 2006 have amounted to $2.9 million of which $0.6 million were parts revenues and $2.3 million were service revenues.

        Sales of xenon lamps rose 29.4% in 2006 to $6.0 million from $4.7 million in 2005 reflecting market share gains and a general improvement in the theatre exhibition industry. The uncertainty regarding digital cinema has not impacted lamp sales as they are a necessary replacement item for projectors in service.

        Sales of lenses declined 27.5% in 2006 to $2.3 million from $3.1 million in 2005. The decrease pertains to fewer sales of projectors and a general decrease in demand.

        Revenues from theatre replacement parts amounted to $7.6 million in 2006 (including the $0.6 million generated by STS) compared to $7.1 million in 2005.

        Our top ten theatre customers accounted for approximately 45% of total theatre revenues compared to 53% a year ago.

Lighting Segment

        Sales of lighting products decreased 10% to $3.0 million in 2006 from $3.4 million in 2005. The decrease primarily resulted from a decline in demand for spotlight and Sky-Tracker products. Sales of spotlights decreased to $1.2 million from $1.5 million in 2005 while Sky-Tracker sales declined to $0.5 million from $0.7 million in 2005. Sales of britelights rose to $0.3 million from $0.1 million in 2005 resulting from a $0.2 million sale of 10K lights to be used for NASA. Replacement parts sales rose 19.7% to $0.6 million from $0.5 million in 2005.

        Sales of all other lighting products, including but not limited to, xenon lamps and nocturns declined to $0.4 million from $0.6 million in 2005.

Other Revenues

        Sales of other products amounted to approximately $0.7 million in 2006 compared to $0.8 million in 2005.

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

        Gross profit in the theatre segment fell to $9.7 million in 2006 from $13.5 million in 2005 and as a percentage of sales declined to 21.1% from 27.1% in 2005. The results primarily reflect lower production demand which resulted in certain manufacturing inefficiencies and not covering fixed overhead costs in a productive manner. We have reduced production personnel and are streamlining our manufacturing facilities to offset expected lower demand for analog projectors in the future which will reduce production demand in our manufacturing plants. Margins were also dampened by the deferral of revenue recognition and the expensing of the entire cost of certain digital projectors that we sold and financed during the year. Only the payments received on this sale were recorded as revenue during fiscal 2006. As future payments are received related to this agreement, revenue will be recognized with no associated cost.

        Gross profit in the lighting segment decreased to $0.8 million in 2006 compared to $1.1 million in 2005 and as a percent of revenues fell to 27.5% from 31.8% a year ago. The results reflect manufacturing inefficiencies as the decline in theatre projection equipment sales had an effect throughout the manufacturing plant in Omaha.

        Other product margins were approximately $0.3 million in 2006 compared to $0.4 million in 2005 and as a percent of revenues fell to 39.1% from 45.5% a year ago. These margins have been volatile due to selling off the discontinued restaurant equipment product line.

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

        Administrative costs, excluding the $1.25 million goodwill impairment charge, decreased to $5.1 million or 10.3% of revenue compared to $5.6 million or 10.5% in 2005. The decrease in administrative costs primarily pertains to the lack of bonus expense as management did not meet certain financial targets. Other administrative expenses rose in 2006 and include those pertaining to legal, severance, compliance and compensation costs. The legal costs result from the settlement of an asbestos case during the first quarter while the severance costs relate to planned workforce reductions also incurred in the first quarter. Compliance costs pertain to filing more regulatory reports in multiple states while higher compensation costs relate to accounting for SFAS 123R and higher health insurance costs.

        Selling expenses rose to $3.0 million in 2006 from $2.8 million in 2005 and as a percent of revenues rose to 6.0% from 5.3% in 2005 as the majority of our selling expenses do not necessarily rise and fall with revenue levels. We are also working on certain initiatives to strengthen our position in the digital cinema marketplace.

Other Financial Items

        Net other income amounted to approximately $40,100 in 2006 compared to net expense of approximately $47,000 in 2005. The increase to income is due to the reversal of a non-operating accrual during 2006 as the statute of limitations for the accrual established expired during the current year.

        During 2006, we recorded interest income of $0.8 million compared to $0.4 million a year ago as we earned interest from higher cash levels. Interest expense rose to approximately $46,000 in 2006 from approximately $31,000 in 2005 due primarily to the acquisition of National Cinema Service Corp.

        We recorded income tax expense of $0.7 million in 2006 compared to $2.5 million in 2005. The effective tax rate declined to 31.8% in 2006 compared to 36.5% in 2005 as we invested in more tax-free municipal bonds during the year and took advantage of the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

        For the reasons outlined herein, we earned net income of $1.6 million and basic and diluted earnings per share of $0.12 and $0.11 in 2006, respectively, compared to net income of $4.3 million and basic and diluted earnings per share of $0.33 and $0.31 in 2005, respectively.

Liquidity and Capital Resources

        During the past several years, we have met our working capital and capital resource needs from our operating cash flows. We ended Fiscal Year 2007 with total cash, cash equivalents and short-term investments of $17.2 million including $13.0 million of investments in auction rate securities ("ARS"). Subsequent to year-end, the ARS market began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. We cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, we may be unable to liquidate our auction rate securities held until a successful auction occurs. However, all the securities are held within closed-end funds that continue to be AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. Therefore, we have no reason to believe that any of the issuers are presently at risk or that the credit quality of the assets backing these investments are impacted by the reduced liquidity of these investments.

        We believe that as of December 31, 2007, there is sufficient capital to run our business with our cash position and our ability to draw on our line of credit and the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans. (See Note 8 to the Notes of Consolidated Financial Statements).

        We are a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2008. We plan on renewing the credit facility in the ordinary course of business. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2007. No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (7.50% at December 31, 2007) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants mainly related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of our personal property and stock in our subsidiaries secure this credit facility.

        Net cash used by operating activities amounted to $1.8 million in 2007 as compared to net cash provided by operating activities of $4.8 million a year ago. The decrease in cash flow was due in part to the purchase of the digital projectors that were transferred to Digital Link II, LLC in exchange for a non-controlling ownership interest in Digital Link II of $2.7 million and cash consideration. The subsequent transfer of inventory up to the amount of the investment in Digital Link II of $2.7 million was considered a non-cash transfer of assets. Therefore, the corresponding decrease in inventory did not have an effect to cash flow. A decrease in cash flow also resulted from additional purchases of digital projection equipment made of approximately $3.8 million to further expand our inventory to meet customer demand and to increase the amount of equipment being used for consignment and demonstration purposes. There were $6.3 million of such inventory recorded at December 31, 2007, excluding our investment in Digital Link II.

        Net cash provided by investing activities amounted to $3.1 million in 2007 compared to cash used in investing activities of $4.9 million in 2006. During 2007, investing outflows consisted of the $3.4 million (including restricted cash placed in escrow) purchase of MDI during 2007 and investing in our joint venture with Real D (Digital Link II) in the amount of $1.4 million. We also incurred capital expenditures of $0.6 million during 2007. We did generate $7 million from proceeds from available-for-sale securities. We also generated $1.6 million of cash from the sale of Design & Manufacturing, Inc. during the fourth quarter of 2007. Investing activities a year-ago primarily resulted from the acquisition of National Cinema Service Corp for $2.0 million (including restricted cash placed in escrow), capital expenditures of $0.6 million, proceeds from the sale of assets of $0.3 million and net purchases of available-for-sale securities of $2.5 million.

        Net cash provided by financing activities amounted to $0.3 million compared to $0.6 million in 2007. We received proceeds of $0.1 million from our stock plans in 2007 and recorded a $0.2 million income tax benefit pertaining to these plans. During 2006, we received proceeds of $0.4 million from our stock plans, recorded a $0.4 million income tax benefit pertaining to these exercises and made debt payments of $0.2 million.

Transactions with Related and Certain Other Parties

        There were no significant transactions with related and certain other parties during 2007.

Financial Instruments and Credit Risk Concentrations

        Our top ten customers accounted for approximately 43% of 2007 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 51% of net consolidated receivables at December 31, 2007. Sales to AMC Theatres, Inc. represented over 10% of consolidated sales. Additionally, receivables from Vari International represented over 10% of net consolidated receivables at December 31, 2007. While we believe our relationships with these customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

        Financial instruments that potentially expose us to a concentration of credit risk principally consist of investments and accounts receivable. We place our investments in auction-rate securities with short-term maturities which limits the amount of credit exposure. (See Note 8 to the Notes of Consolidated Financial Statements). We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers' financial condition or use letters of credit.

Hedging and Trading Activities

        We do not engage in any hedging activities, including currency-hedging activities, in connection with our foreign operations and sales. Historically, the majority of our international sales have been denominated in U.S. dollars. In addition, we do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

        Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations
	Total	2008	2009	2010	2011	2012	Thereafter
Non-competition agreement	100,000	25,000	25,000	—	50,000	—	—
Postretirement benefits	213,926	20,874	22,320	17,829	18,895	19,878	114,130
Operating leases	1,415,636	333,139	288,733	285,295	285,295	223,174	—

Contractual cash obligations	$1,729,562	379,013	336,053	303,124	354,190	243,052	114,130

        We have a contractual obligation to pay up to $150,000 to High End Systems, Inc. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of the Technobeam® business. In addition, we have accrued approximately $0.2 million for the estimated underpayment of income taxes we may be obligated to pay. The accrual is primarily related to state tax matters. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

        Generally, our business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. We believe that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Environmental and Legal

        See Note 20 to the consolidated financial statements, and Item 3 of this report, for a full description of all environmental and legal matters.

Inflation

        We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

2008 Outlook

        We have begun to see evidence of the theatre exhibition industry expected transition to digital cinema during 2008. Theatre owners are now evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. However, the extent and timing of the impact to our 2008 revenues and operations is currently unclear. Digital cinema remains an important component of our long-term growth strategy, and we continue to work closely with our partner, NEC Corporation of America, to launch this next generation technology within the exhibition industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. As a majority of sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets. We purchase the majority of our lenses from a German manufacturer. Based on forecasted purchases during 2007, an average 10% devaluation of the dollar compared to the Euro would cost us approximately $0.1 million.

        We are also exposed to foreign exchange risk through subsidiaries located in Canada and Asia. Based on historical data, a 10% devaluation of the U.S. dollar would have less than a $0.1 million impact to the Company.

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

        Additionally, we are exposed to market risk related to interest-rate risk on our interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact the interest income we earn. For each one quarter percent decline in the interest rate earned on our cash and investment balances at December 31, 2007, our interest income would decrease approximately $39,000 per annum.

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

/s/ JOHN P. WILMERS John P. Wilmers President and Chief Executive Officer
/s/ KEVIN HERRMANN Kevin Herrmann Secretary/Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ballantyne of Omaha, Inc.:

        We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in notes 1 and 17 to the consolidated financial statements, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006.

        As discussed in notes 1 and 19 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
April 1, 2008

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,220,355	$2,622,654
Short-term investments	13,000,000	20,000,000
Restricted cash	1,191,747	611,391
Accounts receivable (less allowance for doubtful accounts of $534,526 in 2007 and $498,783 in 2006)	7,841,348	7,468,533
Inventories, net	9,883,555	8,848,396
Recoverable income taxes	1,365,530	—
Deferred income taxes	1,695,926	1,491,458
Consignment inventory	2,767,899	573,205
Other current assets	322,102	445,802

Total current assets	42,288,462	42,061,439
Investment in joint venture	3,727,485	—
Property, plant and equipment, net	3,633,124	4,854,508
Goodwill, net	2,420,993	1,794,426
Intangible assets, net	2,047,185	486,003
Other assets	23,099	27,057
Deferred income taxes	—	684,067

Total assets	$54,140,348	$49,907,500

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$14,608
Accounts payable	6,134,703	3,257,948
Warranty reserves	381,710	617,052
Accrued group health insurance claims	201,687	276,405
Accrued bonuses	54,178	—
Other accrued expenses	2,151,413	2,310,339
Customer deposits	974,910	344,599
Income tax payable	—	266,395

Total current liabilities	9,898,601	7,087,346
Deferred income taxes	98,532	—
Other accrued expenses, net of current portion	1,101,517	431,207

Total liabilities	11,098,650	7,518,553
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,956,243 shares in 2007 and 15,824,389 shares in 2006	159,562	158,243
Additional paid-in capital	34,637,868	34,216,227
Accumulated other comprehensive income:
Foreign currency translation adjustment	(59,427)	—
Pension liability adjustment	75,833	14,746
Retained earnings	23,543,316	23,315,185

	58,357,152	57,704,401
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)

Total stockholders' equity	43,041,698	42,388,947

Total liabilities and stockholders' equity	$54,140,348	$49,907,500

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net revenues	$51,485,864	$49,732,371	$53,856,997
Cost of revenues	42,030,270	38,906,691	38,951,626

Gross profit	9,455,594	10,825,680	14,905,371
Selling and administrative expenses:
Selling	3,170,367	2,982,893	2,831,706
Administrative	6,147,004	5,120,740	5,632,643
Goodwill impairment	639,466	1,250,534	—

Total selling and administrative expenses	9,956,837	9,354,167	8,464,349
Gain on transfer of assets	234,557	—	—
Gain (loss) on disposal of assets, net	(24,102)	37,546	9,171
Loss on sale of business	(142,284)	—	—

Income (loss) from operations	(433,072)	1,509,059	6,450,193
Interest income	797,073	796,016	412,408
Interest expense	(36,937)	(45,652)	(30,939)
Equity in loss of joint venture	(245,703)	—	—
Other income (expense), net	(90,920)	40,101	(46,897)

Income (loss) before income taxes	(9,559)	2,299,524	6,784,765
Income tax benefit (expense)	237,690	(731,332)	(2,475,868)

Net income	$228,131	$1,568,192	$4,308,897

Basic earnings per share	$0.02	$0.12	$0.33

Diluted earnings per share	$0.02	$0.11	$0.31

Weighted average shares outstanding:
Basic	13,817,802	13,586,252	13,255,349

Diluted	14,094,927	14,018,682	13,852,899

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2004	$150,908	32,249,888		17,438,096	(15,315,454)	—	34,523,438
Comprehensive Income:
Net income	—	—	4,308,897	4,308,897	—	—	4,308,897

Comprehensive Income:			4,308,897

Issuance of 386,150 shares of common stock upon exercise of stock options	3,862	829,045		—	—	—	832,907
Issuance of 18,323 shares of common stock under the employees stock purchase plan	183	48,934		—	—	—	49,117
Income tax benefit related to stock option plans	—	283,146		—	—	—	283,146

Balance at December 31, 2005	$154,953	33,411,013		21,746,993	(15,315,454)	—	39,997,505
Comprehensive Income:
Net income	—	—	1,568,192	1,568,192	—	—	1,568,192
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	—	14,746	14,746

Comprehensive Income			1,568,192

Issuance of 313,403 shares of common stock upon exercise of stock options	3,134	298,881		—	—	—	302,015
Issuance of 15,650 shares of common stock under the employees stock purchase plan	156	58,844		—	—	—	59,000
Income tax benefit related to stock option plans	—	367,685		—	—	—	367,685
Stock compensation expense	—	79,804		—		—	79,804

Balance at December 31, 2006	$158,243	34,216,227		23,315,185	(15,315,454)	14,746	42,388,947
Comprehensive Income:
Net income	—	—	228,131	228,131	—	—	228,131
Foreign currency translation	—	—	(59,427)		—	(59,427)	(59,427)
Net unrecognized actuarial loss and prior service cost	—	—	61,087		—	61,087	61,087

Comprehensive Income			229,971

Issuance of 121,250 shares of common stock upon exercise of stock options	1,213	64,202		—	—	—	65,415
Issuance of 10,604 shares of common stock under the employees stock purchase plan	106	73,262		—	—	—	73,368
Income tax benefit related to stock option plans	—	217,720		—	—	—	217,720
Stock compensation expense	—	66,457		—		—	66,457

Balance at December 31, 2007	$159,562	34,637,868		23,543,316	(15,315,454)	16,406	43,041,698

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$228,131	$1,568,192	$4,308,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	63,517	120,176	20,699
Provision for obsolete inventory	667,587	847,337	449,577
Depreciation of consignment inventory	928,647	447,556	60,000
Depreciation of property, plant and equipment	1,060,506	1,076,308	1,113,334
Amortization of intangibles	162,377	41,224	23,488
Equity in loss of joint venture	245,703	—	—
Goodwill impairment	639,466	1,250,534	—
Loss (gain) on disposal of fixed assets	24,102	(37,546)	(9,171)
Loss on the sale of business	142,284	—	—
Deferred income taxes	34,876	(1,084,828)	(26,114)
Share-based compensation expense	81,325	106,723	—
Excess tax benefits from stock options exercised	(217,720)	(367,685)	—
Changes in assets and liabilities:
Accounts receivable	(106,381)	800,959	(1,682,020)
Inventories	(3,996,477)	361,625	1,782,324
Consignment inventory	(3,123,341)	(910,992)	(96,233)
Other current assets	136,781	(114,875)	(100,502)
Accounts payable	2,805,500	844,668	(388,421)
Warranty reserves	(234,450)	(62,965)	11,749
Accrued group health insurance claims	(74,718)	937	40,870
Accrued bonuses	54,178	(983,235)	71,715
Other accrued expenses	(410,915)	523,613	239,250
Customer deposits	559,328	(192,125)	(376,543)
Current income taxes	(1,519,913)	570,863	100,377
Other assets	8,298	(7,800)	4,500

Net cash provided by (used in) operating activities	(1,841,309)	4,798,664	5,547,776

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,910,819)	(1,508,258)	—
Investment in joint venture	(1,429,417)	—	—
Proceeds from the sale of business, net of cash	1,641,005	—	—
Increase in restricted investments	(594,640)	(611,391)	—
Capital expenditures	(613,410)	(514,927)	(827,302)
Proceeds from sale of assets	—	265,401	19,801
Purchases of available-for-sale securities	—	(8,400,000)	(22,500,000)
Proceeds from sales of available-for-sale securities	7,000,000	5,900,000	13,000,000

Net cash provided by (used in) investing activities	3,092,719	(4,869,175)	(10,307,501)

Cash flows from financing activities:
Payments on long-term debt	(14,608)	(234,266)	(25,935)
Increase in checks outstanding in excess of bank balances	—	70,383	—
Proceeds from employee stock purchase plan	73,368	59,000	49,117
Proceeds from exercise of stock options	65,415	302,015	832,907
Excess tax benefits from stock options exercised	217,720	367,685	—

Net cash provided by financing activities	341,895	564,817	856,089
Effect of exchange rate changes on cash and cash equivalents	4,396	—	—

Net increase (decrease) in cash and cash equivalents	1,597,701	494,306	(3,903,636)
Cash and cash equivalents at beginning of year	2,622,654	2,128,348	6,031,984

Cash and cash equivalents at end of year	$4,220,355	$2,622,654	$2,128,348

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Company

        Ballantyne of Omaha, Inc., a Delaware corporation ("Ballantyne" or the "Company"), and its wholly-owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., and Strong Digital Systems, Inc., design, develop, manufacture, service and distribute theatre equipment and lighting systems. The Company's products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues. Sales in 2007 were distributed as follows: Theatre—91%, Lighting—8%, and Other—1%. Refer to the Business Segment Section (note 21) for further information.

2.    Summary of Significant Accounting Policies

        The principal accounting policies upon which the accompanying consolidated financial statements are based are summarized as follows:

a.    Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        The Company maintained an allowance for doubtful accounts of $534,526 and $498,783 at December 31, 2007 and 2006, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

d.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory estimated based on management's review of inventories on hand compared to estimated future usage and sales.

e.    Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually as well as when events and circumstances indicate that an impairment may have

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends.

        The impairment testing requires management to estimate the fair value of the assets or reporting unit. The estimate of the fair value of the assets is determined on the basis of discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings in addition to other factors. The fair value of the reporting unit is then compared to the carrying amount of the assets to quantify an impairment charge as of the assessment date for the excess of the carrying amount of the reporting unit's assets over the fair value of the reporting unit's assets.

        Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

j.    Research and Development

        Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $606,000, $886,000 and $395,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

k.    Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $845,000, $757,000 and $729,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

l.    Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instruments could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, available-for-sale securities, debt, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values.

m.    Cash and Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the consolidated balance sheets and statements of cash flows.

n.    Investments

        The Company accounts for its investments in accordance with Statement of Accounting Standards Board (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments classified as short-term investments include the Company's investments in auction-rate securities, which are classified as available-for-sale securities. Interest rates on these auction rate securities are reset through an auction process that resets the applicable interest at pre-determined intervals every seven days. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes), using the specific identification method, until they are sold. There are no unrealized gains and losses on the Company's available-for-sale securities, as all available-for-sale securities are invested in auction-rate securities where the fair market value is equivalent to cost due to the short-term nature of the investments. The Company's investment in ARS securities were $13.0 million and $20.0 million, at December 31, 2007 and 2006, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

o.    Consignment Inventory

        Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes. During 2007, the Company entered into operating lease agreements with third party customers for the use of the projection equipment. Digital and film projection equipment on consignment amounted to approximately $2.8 million and $0.6 million at December 31, 2007 and 2006, respectively.

p.    Earnings Per Common Share

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

	Years Ended December 31,
	2007	2006	2005
Basic earnings per share:
Earnings applicable to common stock	$228,131	$1,568,192	$4,308,897
Weighted average common shares outstanding	13,817,802	13,586,252	13,255,349

Basic earnings per share	$0.02	$0.12	$0.33

Diluted earnings per share:
Earnings applicable to common stock	$228,131	$1,568,192	$4,308,897
Weighted average common shares outstanding	13,817,802	13,586,252	13,255,349
Assuming conversion of options outstanding	277,125	432,430	597,550

Weighted average common shares outstanding, as adjusted	14,094,927	14,018,682	13,852,899

Diluted earnings per share	$0.02	$0.11	$0.31

        At December 31, 2007, options to purchase 42,000 shares of common stock at a weighted average price of $7.30 per share, were outstanding but were not included in the computation of diluted earnings per share for the year ended December 31, 2007 as the options' exercise price was greater than the average market price of the common shares. These options expire in December 2008. At December 31, 2006 and 2005, options to purchase 268,800 shares of common stock at a weighted average price of $8.43 per share, were outstanding but not included in the computation of diluted earnings per share for the years ended December 31, 2006 and 2005 as the options' exercise price was greater than the average market price of common share.

q.    Stock Compensation Plans

        Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement replaced FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and supersedes APB No. 25. Statement 123(R) and requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Therefore, prior years' financial statements have not been restated. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

under Statement 123. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.

        The following table illustrates the effect on net income for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company's stock plans prior to adoption of Statement 123(R) on January 1, 2006. No pro forma disclosure has been made for periods subsequent to January 1, 2006 as all stock-based compensation has been recognized in net income. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' service periods with forfeiture recognized as they occurred.

2005
Net income, as reported	$4,308,897
Less pro forma stock compensation cost, net of tax benefit	(91,431)

Pro forma net income	$4,217,466

Basic earnings per share
As reported	$0.33

Pro forma	$0.32

Diluted earnings per share
As reported	$0.31

Pro forma	$0.30

        Share-based compensation cost that has been included in income from operations amounted to $81,325 and $106,723 for the years ended December 31, 2007 and 2006. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2007 and 2006.

r.    Impairment of Long-Lived Assets

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

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $3.6 million at December 31, 2007. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value. In addition, the Company has long-lived assets which consist of the Company's equity method investment in a joint venture. The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline. No impairment existed at December 31, 2007.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

s.    Foreign Currency Translation

        For foreign operations, local currencies are considered the functional currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net income but are disclosed and accumulated in comprehensive income (loss) within the Consolidated Statements of Stockholder's Equity.

        Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

t.    Warranty Reserves

        The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. The Company accrues for these costs at the time of sale, repair or when events dictate that additional accruals are necessary. The following table summarizes warranty activity for the three years ended December 31, 2007.

Warranty accrual at December 31, 2004	$668,268
Charged to expense	342,514
Amounts written off, net of recoveries	(330,765)

Warranty accrual at December 31, 2005	$680,017
Charged to expense	160,428
Amounts written off, net of recoveries	(223,393)

Warranty accrual at December 31, 2006	$617,052
Charged to expense	170,549
Addition related to acquisition	11,639
Amounts written off, net of recoveries	(417,530)

Warranty accrual at December 31, 2007	$381,710

u.    Reclassifications and Corrections in Presentation

        Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2007 presentation.

        In preparing the Company's consolidated financial statements fiscal 2007, the Company's management determined that its historical financial statements should have presented investments held in auction-rate securities as short-term investments and not as cash equivalents, as previously reported. The Company corrected the presentation of the auction rate securities on its Consolidated Balance Sheets in 2006 and on its 2006 and 2005 Statements of Cash Flows, which were previously presented as cash and cash equivalents. The presentation corrected within the balance sheet totaled $20 million for 2006. The purchases and sales related to the investments held in each of the three years ended December 31, 2007 have been presented on the Consolidated Statements of Cash Flows in the investing activities section.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

v.    Adoption of New Accounting Pronouncements

        In May 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is applied retrospectively to the Company's initial adoption of FIN 48 on January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS No. 158). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 during 2006 resulting in the recording of an adjustment to accumulative other comprehensive income of $14,746.

        In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements" ("SAB No. 108"). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company's existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material effect on the Company's current process for assessing and quantifying financial statement misstatements.

        On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this interpretation as of January 1, 2007, did not have a material impact on the Company's consolidated financial position or results of operations.

        During 2006, the Emerging Issues Task Force issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes (gross receipts taxes are excluded). The Company has historically presented such taxes on a net basis.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        The FASB has adopted SFAS No. 151, "Inventory Costs—an Amendment of ARB No. 43, Chapter 4." The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant impact on the Company's results of operations, financial position or cash flows.

w.    Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company's business combinations occurring on or after January 1, 2009.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has not yet completed its evaluation of the impact of adopting SFAS 157 or FSP No. 157-2.

3.    Acquisition of National Cinema Service Corp.

        On May 31, 2006, the Company acquired certain assets and assumed certain liabilities of National Cinema Service Corp. (NCSC). The total purchase price of NCSC at the date of acquisition was $1.7 million including cash acquired. The Company entered into an agreement to pay the former owner of NCSC, $150,000 in consideration for a five-year covenant not to compete, of which $25,000 was paid at closing, with the remaining $125,000 being placed in escrow to be paid over five-years. The payments are contingent upon the satisfaction of the requirement to not compete with the Company in the cinema service business over a five-year period. As of December 31, 2007, $100,000 remained in the escrow account to be paid out over the remainder of the contract term.

        The purchase price excluded an additional $0.5 million of restricted funds that were placed in escrow for contingent payments. These contingencies related to certain aged accounts receivable and inventories deemed to have a heightened risk of becoming obsolete and certain contingent sales tax liabilities. During 2006, the satisfaction of the terms outlined in the purchase agreement related to aged accounts receivable, inventories and certain sales tax liabilities were satisfied, however, there are still $0.2 million of contingencies pertaining primarily to sales tax liabilities at December 31, 2007.

        Funds for the purchase were provided by internally generated cash flows. Direct transaction costs were not material to the transaction.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4.    Investment in Digital Link II Joint Venture

        On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the "LLC"). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of December 31, 2007, total current and non-current assets of the joint venture amounted to approximately $0.2 million and $9.1 million respectively. Total liabilities and equity at December 31, 2007 amounted to $0.5 million and $8.8 million, respectively. The joint venture reported a net loss for the period in the amount of $0.6 million which primarily resulted from depreciation expense related to projection equipment on consignment to third party customers. Revenues recognized during the period amounted to $0.02 million.

        The Company's investment balance in the joint venture represents the retained interest in the cost basis of the projectors transferred or sold to the joint venture in addition to capital contributions and the Company's portion of equity earnings or losses in the LLC. During the first quarter of 2007, the Company transferred $6.2 million of equipment and related services to the LLC in exchange for a 44.4% ownership interest in the LLC and cash considerations. The gain on the initial transfer of equipment was approximately $0.2 million. No revenue was recorded in conjunction with this transaction. During the fourth quarter of 2007, the Company sold $2.6 million of equipment and related services to the LLC. The Company deferred a portion of the gross profit related to the transaction which represented 44.4% of total gross profit to be recorded on the sale. The additional gross profit on these transactions will be recognized upon sale of the equipment by the joint venture to the third party exhibitors. The total investment in the LLC amounted to $3.7 million at December 31, 2007.

        The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II's net income or loss based on the most recently available financial statements. The Company's portion of losses of the LLC amounted to approximately $0.2 million for the year ended December 31, 2007.

5.    Acquisition of Technobeam

        During the first quarter of 2007, the Company acquired certain assets of a business in the lighting segment from High End Systems, Inc. The results of Technobeam's operations have been included in the consolidated financial statements from the acquisition date through the reporting period ended December 31, 2007. The Company made an initial payment of $0.2 million. Additional consideration to be paid of up to $150,000 is contingent upon satisfaction and attainment of certain future sales of the business product line. Direct transaction costs were not material to the acquisition.

        The assets acquired and liabilities assumed were recorded at estimated fair values determined at the date of acquisition. During the fourth quarter of 2007, the Company completed the valuation of identifiable intangible assets that resulted from the acquisition. The Company allocated $26,000 to intangibles related to the Technobeam Trademark, $51,000 relating to customer relationships, and $12,000 relating to the non-competition agreement. In addition, the Company recorded approximately $13,000 of amortization during 2007.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the estimated fair value of the assets acquired:

Inventory	$83,364
Property and equipment	70,000
Intangible assets	89,000
Goodwill	91,000

Total assets acquired	333,364
Long-term liabilities	(150,000)

Net assets acquired	$183,364

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and are expected to be deductible for tax purposes.

6.    Acquisition of Marcel Desrochers, Inc.

        On October 12, 2007, the Company, through a wholly-owned subsidiary, Strong Digital Systems, Inc., acquired 100% of the outstanding shares of Marcel Desrochers, Inc. (MDI), a manufacturer and supplier of film and digital cinema screens, for cash consideration. The results of MDI's operations have been included in the consolidated financial statements from the acquisition date through the reporting period ended December 31, 2007. As a result of the acquisition, MDI will form a core business established to supply cinema screens to the digital and film cinema marketplace.

        The total purchase price of MDI at the date of acquisition was $2.5 million including cash acquired. The purchase price excluded an additional $0.9 million of restricted funds that were placed in escrow to secure certain indemnification and other obligation contingencies.

        Funds for the purchase were provided by internally generated cash flows. Direct transaction costs related to the acquisition amounted to $0.3 million.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash acquired	$100,118
Accounts receivable	583,245
Inventories	909,789
Property and equipment	205,714
Other current assets	26,098
Amortizable intangible assets	1,658,908
Goodwill	1,193,161

Total assets acquired	4,677,033
Current liabilities	(836,856)
Non-current liabilities	(1,012,604)

Total liabilities assumed	(1,849,460)

Net assets acquired	$2,827,573

        The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company's management based on information currently available and preliminary independent appraisals. Based on the preliminary analysis, $1.7 million of acquired intangible assets is subject to amortization using a weighted-average useful life of 4.7 years. The allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and are expected to be deductible for tax purposes.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        The following tables summarize the unaudited pro forma results of operations for the twelve months ended December 31, 2007 as if MDI had been combined as of the beginning of the year. In addition, the tables summarize the unaudited results of operations for comparable periods ended December 31, 2006 as if MDI had been combined at the beginning of that period.

        The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Twelve Months Ended December 31,
	2007	2006
Net sales	$54,290,774	$52,962,947
Earnings before taxes	815,478	3,019,763
Net income	789,981	2,058,675
Basic earnings per common share	0.06	0.15

7.    Sale of Design & Manufacturing, Inc.

        During the fourth quarter of 2007, the Company sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Design & Manufacturing, Inc. (Design) in exchange for $1.7 million in cash. In connection with the sale, the Company recorded a loss on the sale of $0.1 million.

        Significant cash outflows are expected to be recognized by the Company as a result of the continuation of activities between the Company and Design subsequent to the date of sale. Activities primarily attributable to the expected cash outflows include the purchase of platter systems for the manufacture and sale of traditional film projection equipment. The Company expects a continuation of activities to occur with Design over the next several years until digital cinema equipment fully replaces traditional film equipment. During the fiscal year 2007, total revenues generated by Design as a result of sales to Ballantyne represented approximately fifty-three percent of total revenues. The Company estimates total revenues generated by Design over the next twelve months as a result of sales to Ballantyne will be significant to total revenues generated. Therefore, due to the nature and significance of the cash inflows expected to be generated by Design as a result of continued sales to Ballantyne, the Company has not presented the operations of Design as discontinued operations.

        Prior to the sale, intercompany revenues were recorded by Design at cost. Total intercompany revenues and expenses that were eliminated prior to the sale amounted to $2,401,830, $3,121,536, and $4,469,145 for the eleven months ended December 31, 2007 and the twelve months ended December 31, 2006 and 2005, respectively. Additionally, the Company will not have a significant continuing involvement in the operations of Design after the disposal transaction.

8.    Investments

        The Company accounts for investments in accordance with Statement of Accounting Standards Board (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as short term investments include the Company's investments in auction-rate securities, which are classified as available-for-sale securities. The interest rates on these auction rate securities are reset through an auction process that resets the applicable interest rate at pre-determined intervals every seven days. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder's equity (net of the effect of income taxes), using the specific identification method, until they are sold. There are no unrealized gains or losses on the Company's available-for-sale securities, as all available-for-sale securities are invested in auction-rate securities where the fair market value is equivalent to cost due to the short term nature of the investments.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        The following is a summary of investments as of December 31, 2007.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$13,000,000	—	—	$13,000,000

        The following is a summary of investments as of December 31, 2006.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$20,000,000	—	—	$20,000,000

        Subsequent to year-end, the market for the Company's investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers of sellers for the securities. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may be unable to liquidate the auction rate securities held until a successful auction occurs. However, all the securities are held within closed-end funds that continue to be AAA rated and fully collateralized at a minimum 200% net asset to fund ratio.

        The Company is currently evaluating the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity. As of December 31, 2007, the Company does not believe the investments in auction-rate securities are impaired. In the future, if indicators exist that lead to an other than temporary impairment, the Company would recognize an impairment loss in the consolidated statement of operations.

9.    Intangible Assets

        As of December 31, 2007 and December 31, 2006, the Company had unamortized identifiable net assets of $2,047,185 and $486,003, respectively. The following table details amounts relating to amortizable net assets.

	December 31,
	2007	2006
Amortizable intangible assets:
Customer relationships	$1,810,072	$391,265
Trademarks	246,202	—
Non-competition agreement	167,658	135,962

	$2,223,932	$527,227

Accumulated amortization:
Customer relationships	$(137,958)	$(25,360)
Trademarks	(17,870)	—
Non-competition agreement	(46,919)	(15,864)

	$(202,747)	$(41,224)

        Additionally, the Company had intangible net assets of $26,000 at December 31, 2007 with indefinite lives and therefore will not be amortized.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

        During 2006, the Company purchased certain intangible assets pertaining to an asset purchase agreement between the Company and National Cinema Service Corporation. The assets were recorded at fair value. Customer relationships are being amortized over useful lives of nine years and the non-competition agreement is being amortized over a useful life of five years.

        During 2007, the Company purchased certain intangible assets pertaining to an agreement between High End Systems and the Company. The assets were recorded at fair value. Customer relationship are being amortized over a useful life of four years and non-compete intangibles are being amortized over a useful life of three years. The trademark intangible was determined to have an indefinite life and therefore will not be amortized.

        During 2007, the Company, through a wholly-owned subsidiary Strong Digital Systems, purchased certain intangible assets pertaining to the stock acquisition of Marcel Desrochers, Inc. These assets were recorded at fair value. Customer relationships and the non-competition agreement are being amortized over useful lives of five years and the trademark is being amortized over three years.

        The Company recorded amortization expense relating to other identifiable intangible assets of $162,377, $41,224, and $23,488 for the years ended December 31, 2007, 2006 and 2005, respectively. Future amortization expense related to the intangibles recorded at December 31, 2007 are as follows: 2008–$446,987; 2009–$446,987; 2010–$426,119; 2011–$335,493; 2012–$260,552; thereafter–$105,047.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10.    Goodwill

        As of December 31, 2007 and December 31, 2006, the Company had unamortized goodwill of $2,420,993 and $1,794,426, respectively, resulting in a net increase of $626,567. The change in goodwill resulted from an increase in goodwill of $1,175,033 related to the acquisition of Marcel Desrochers, Inc. In addition, an increase in goodwill of $91,000 resulted from the purchase of certain assets of a business in the lighting segment. The increase was offset by a decrease of $639,466 which resulted from impairment charges related to a reporting unit within the Theatre segment which is discussed in the following paragraphs.

        As of December 31, 2006 and December 31, 2005, the Company had unamortized goodwill of $1,794,426 and $2,467,219, respectively, resulting in a net decrease of $672,793. The change in goodwill resulted from an increase in goodwill of $577,741 from the acquisition of National Cinema Service Corporation. The increase was offset by a decrease of $1,250,534 which resulted from impairment charges related to a reporting unit within the Theatre segment which is discussed in the following paragraphs.

        Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends.

        The impairment testing requires management to estimate the fair value of the assets or reporting unit. The estimate of the fair value of the assets is determined on the basis of discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings in addition to other factors. The fair value of the reporting unit is then compared to the carrying amount of the assets to quantify an impairment charge as of the assessment date for the excess of the carrying amount of the reporting unit's assets over the fair value of the reporting unit's assets.

        As a result of an analysis conducted during the 2006 review of goodwill pursuant to SFAS No. 142, Ballantyne recorded a pre-tax impairment charge of $1,250,534 on a portion of the Company's goodwill pertaining to a reporting unit within the Theatre segment.

        As a result of an analysis conducted during the second quarter of 2007 pursuant to SFAS No. 142, Ballantyne recorded an additional pretax impairment charge of $639,466 related to the same reporting unit within the theatre segment which reduced the goodwill attributable to this unit to zero. The analysis took into consideration the ongoing transition taking place in the Company's strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. Accordingly, the Company has taken a 2007 non-cash charge amounting to $0.6 million (see above), or $0.03 per diluted share after tax. The effect of the charge has been to reduce 2007 reported net income and EPS.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11.    Inventories

    Inventories consist of the following:

	December 31,
	2007	2006
Raw materials and components	$4,911,345	$6,041,409
Work in process	772,055	769,575
Finished goods	4,200,155	2,037,412

	$9,883,555	$8,848,396

The inventory balances are net of reserves for slow moving or obsolete inventory of approximately $1,901,000 and $1,535,000 as of December 31, 2007 and 2006, respectively.

12.    Property, Plant and Equipment

    Property, plant and equipment include the following:

	December 31,
	2007	2006
Land	$313,500	$343,500
Buildings and improvements	3,962,989	4,699,981
Machinery and equipment	7,199,257	9,150,422
Office furniture and fixtures	1,662,578	2,427,577

	13,138,324	16,621,480
Less accumulated depreciation	(9,505,200)	(11,766,972)

Net property, plant and equipment	$3,633,124	$4,854,508

        Depreciation expense on property, plant and equipment amounted to approximately $1,061,000, $1,076,000 and $1,113,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

13.    Accrued Expenses

        The major components of other accrued expenses are as follows:

	December 31,
	2007	2006
Employee related	$683,452	$713,603
Interest and taxes	583,256	819,389
Acquisition and related accruals	1,182,228	455,687
Post-retirement benefit obligation	387,769	364,522
Legal and professional fees	278,517	207,267
Other	137,708	181,078

Total	$3,252,930	$2,741,546

14.    Debt

        The Company is a party to a revolving credit facility with First National Bank of Omaha expiring August 28, 2008. The Company expects to renew the credit facility in the ordinary course of business.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2007. No amounts are currently outstanding. The Company would pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (7.5% at December 31, 2007) and pays a fee of 0.125% on the unused portion. The credit facility contains certain restrictive covenants primarily related to maintaining certain earnings, as defined, and restrictions on acquisitions and dividends. All of the Company's personal property and stock in its subsidiaries secure this credit facility.

15.    Income Taxes

        Income (loss) before income taxes consists of:

	Years Ended December 31,
	2007	2006	2005
United States	$(510,868)	$2,079,862	$6,558,558
Foreign	501,309	219,662	226,207

	$(9,559)	$2,299,524	$6,784,765

        Income tax expense (benefit) attributable to income from operations consists of:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal expense (benefit)	$(369,069)	$1,685,151	$2,284,114
State expense (benefit)	(6,000)	93,232	178,000
Foreign expense	102,312	37,777	39,868
Deferred expense (benefit)	35,067	(1,084,828)	(26,114)

	$(237,690)	$731,332	$2,475,868

        Income tax expense attributable to income (loss) from operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations as follows:

	Years Ended December 31,
	2007	2006	2005
Expected tax expense	$(3,250)	$781,838	$2,306,820
State income taxes, net of federal effect	(3,960)	61,533	117,480
Tax-exempt interest	(167,597)	(160,410)	—
Other	(62,883)	48,371	51,568

	$(237,690)	$731,332	$2,475,868

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2007	2006
Deferred tax assets:
Non-deductible accruals	$292,446	$290,863
Inventory reserves	1,154,984	795,860
Warranty reserves	129,525	225,224
State NOL	9,978	20,000
Uncollectible receivable reserves	338,302	380,755
Accrued group health insurance claims	70,590	100,888
Stock compensation expense	51,192	32,365
Goodwill impairment	—	456,445
Other	30,447	125,225

Net deferred tax assets	2,077,464	2,427,625
Deferred tax liability—depreciation and amortization	(480,070)	(252,100)

Net deferred tax assets	$1,597,394	$2,175,525

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Based on the Company's assessment of estimated future taxable income, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $0.2 million at December 31, 2007 as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

        The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (as amended), effective January 1, 2007. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2004 through 2006. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction's statute of limitations. The Company does not currently have any examinations in process. As of January 1, 2007, the Company had $0.3 million of unrecognized tax benefits. If recognized, the tax benefits would be recorded as a component of income tax expense.

        Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the year ended December 31, 2007. Amounts accrued for estimated underpayment of income taxes amounted to $0.3 million as of January 1, 2007 and $0.2 million as of December 31, 2007, respectively. The accruals largely related to state tax matters.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16.    Note Receivable

        During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At December 31, 2007, $441,415 is due from Digital Link. Only the payments received in 2007 and 2006 on the note receivable totaling $338,585 were recorded as revenue with the remaining amounts to be recognized as revenue in future periods when payment is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. Additionally, until collections from Digital Link can be reasonably assured, no receivable will be recorded in relation to this transaction. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

17.    Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2007	2006	2005
Cash paid during the year for: Interest	$28,672	$21,200	$9,561

Income taxes	$1,247,312	$160,469	$2,401,605

	Years Ended December 31,
	2007	2006	2005
Non-cash investing activities: Non-cash investment in joint venture	$2,543,771	$—	$—

18.    Stock Compensation

Options

        The Company currently maintains a 2001 Non-Employee Directors Stock Option Plan ("2001 Directors Plan") which has not been approved by the Company's stockholders. The plan is administered by the Board of Directors and exists to provide incentive to non-employee directors to serve on the Board and exert their best efforts. The 2001 Director's Plan provides an option to purchase common stock in lieu of all or part of the retainer paid to Directors for their services. The Board of Directors fix the amount of the retainer fee for the coming year at least thirty days prior to beginning of plan year. At that time, each non-employee director may elect to receive stock options for all or part of the retainer fee to be provided.

        In addition, the Company currently maintains a 2005 Outside Directors Stock Option Plan ("2005 Outside Directors Plan") which has been approved by the Company's stockholders. The Company also maintained a 1995 Employee Stock Option Plan and a 1995 Directors Stock Plan which both expired in 2005, however, there are outstanding stock options remaining under these two expired plans.

        All past and future grants under the Company's stock option plans were granted at prices based on the fair market value of the Company's common stock on the date of grant. The outstanding options generally vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        All options granted under the 2001 Directors Plan and the 1995 Employee Stock Option Plan were fully vested, based on their original terms, prior to January 1, 2006. As such, no compensation expense related to those options has been recognized under SFAS No. 123(R). The 1995 Outside Directors Stock Plan had 47,250 shares outstanding not yet vested at January 1, 2006 and were subject to the recognition of compensation expense. The Company currently uses authorized and unissued shares to satisfy share award exercises.

        A total of 1,105,690 shares of common stock have been reserved for issuance pursuant to the Company's stock option plans for directors at December 31, 2007.

        On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payments (SFAS No. 123(R)). As a result of the adoption of SFAS No. 123(R), the Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The Company has not and is not expected to pay cash dividends in the future. The Company policy is to record the fair value of the options to selling, general and administrative expenses on a straight-line basis over the requisite service period.

        No stock options were granted during the year ended December 31, 2007. The Company granted 47,250 stock options during the year ended December 31, 2006.

        The fair value of option grants during the years ended December 31, 2006 and 2005 was estimated using the following weighted average assumptions:

	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.97%	3.82%
Expected volatility	48.9%	66.9%
Expected life (in years)	4	3.6

        Earnings before income taxes included $66,457 and $79,804 of share-based compensation expense related to stock options, with associated tax benefits of $23,260 and $29,128 for the year-ended December 31, 2007 and December 31, 2006, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        The following table summarizes the Company's activities with respect to its stock options for the three years ended December 31, 2007 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	1,302,353	$2.55
Granted	70,875	4.75
Exercised	(386,150)	2.16
Forfeited	—	—

Options outstanding at December 31, 2005	987,078	2.86
Granted	47,250	4.25
Exercised	(313,403)	0.96
Forfeited	—	—

Options outstanding at December 31, 2006	720,925	3.77
Granted	—	—
Exercised	(121,250)	0.54
Forfeited	(155,925)	10.40

Outstanding at December 31, 2007	443,750	$2.33	3.41	$1,594,983

Exercisable at December 31, 2007	428,000	$2.26	3.41	$1,570,885

        The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2007. The total intrinsic value for options exercised during the years ended December 31, 2007, 2006, and 2005 was $613,274, $1,062,417 and $907,420, respectively. The weighted average grant date fair value of options granted in the years ended December 31, 2006, and 2005 was $1.86 and $2.55, respectively. No options were granted during the year ended December 31, 2007.

        Cash received from option exercises under all plans for the years ended December 31, 2007, 2006, and 2005 was $65,415, $302,015 and $832,907, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $217,720, $367,685 and $283,146 for years ended December 31, 2007, 2006, and 2005, respectively.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options outstanding at December 31, 2007			Exercisable at December 31, 2007
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 1.19	283,625	4.01	$0.67	283,625	4.01	$0.67
4.25 to 4.75	118,125	2.82	4.55	102,375	2.72	4.60
7.30	42,000	1.01	7.30	42,000	1.01	7.30

$0.62 to 7.30	443,750	3.41	$2.33	428,000	3.41	$2.26

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $6,093 and is expected to be recognized over a weighted average period of 5 months.

Restricted Stock

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

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2007, 123,746 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010. The Company recorded $14,868 and $26,919 of Share-based Compensation expense pertaining to the stock purchase plan with associated tax benefits of $2,456 and $3,271 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the total unrecognized estimated compensation cost was $23,620 which is expected to be recognized over a period of 10 months.

        The fair value of option grants of $2.12 and $1.85 for the year ended December 31, 2007 and 2006, respectively, was estimated using the following weighted average assumption:

	2007	2006
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.34%	4.91%
Expected volatility	28.75%	37.8%
Expected life (in years)	1	1

19.    Stockholder Rights Plan

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

20.    Commitments, Contingencies and Concentrations

a.    Bonus Plans

        During 2007, the Board of Directors approved a short-term incentive plan, to replace the Company's previous Profit Sharing Plans. The plan is an annual cash incentive program that provides certain officers and key employees cash bonuses if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined. Charges to expense for the plans amounted to approximately $54,178 and $0 for the years ended December 31, 2007 and 2006, respectively. During 2006, the Company did not achieve the necessary financial goals in order for the bonuses to be paid out.

b.    Retirement Plan

        The Company sponsors a defined contribution 401-K plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $215,000, $202,000 and $186,000, respectively.

c.    Postretirement Health Care

        The Company sponsors a postretirement health care plan (the "Plan") for certain current and former executives and their spouses. The Company's policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits are accrued over the employees' service lives.

        Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of FASB Statement 158. Statement 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability on its balance sheet. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company's active employees.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        The following table sets forth the Plan's benefit obligations, fair value of plan assets, and funded status at December 31, 2007, and 2006:

	2007	2006
Reconciliation of benefit obligation
Benefit obligation at January 1	$364,520	$408,668
Service cost	—	10,434
Interest cost	17,574	19,153
Benefits paid, net of contributions	(4,964)	(3,470)
Actuarial gain	(63,618)	(70,265)

Benefit obligation at December 31	$(313,512)	$(364,520)

Fair value of plan assets at December 31	—	—

Funded status at end of year	$(313,512)	$(364,520)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(20,874)	(7,667)
Noncurrent liabilities	(292,638)	(356,853)
Accumulated other comprehensive income	(75,833)	(14,746)

Net amount recognized	$(389,345)	$(379,266)

        Amounts recognized in accumulated other comprehensive income consists of:

	2007	2006
Net actuarial gain	$75,833	$14,746

Total accumulated other comprehensive income	$75,833	$14,746

        The accumulated benefit obligation for the Plan was $313,512 and $364,520 at December 31, 2007 and 2006, respectively. Net periodic benefit cost recognized in 2007, 2006, and 2005 was:

	2007	2006	2005
Service cost	$—	$10,434	$10,798
Interest cost	17,574	19,153	21,378
Amortization of gain	(2,531)	—	—
Amortization of prior service cost	—	22,390	26,870

Net periodic benefit cost recognized	$15,043	$51,977	$59,046

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Net actuarial gain	$63,618	$14,746	$—

Amortization of gain	$(2,531)	$—	$—

Total recognized in accumulated other comprehensive income	$61,087	$14,746	$—

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$76,130	66,723	$—

        For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost in the amount of $3,475 is expected to be recognized in the next fiscal year.

        Weighted average assumptions used to determine benefit obligations at December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Discount rate	5.75%	5.75%	5.50%
Rate of compensation increase	N/A	N/A	N/A
Healthcare cost trend rate	7.50%	8.00%	8.50%

        Weighted average assumptions used to determine net benefit cost for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	6.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Healthcare cost trend rate	7.50%	8.00%	8.50%

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$2,321	$(2,037)

Effect on the health care component of the accumulated postretirement benefit obligation	$(37,655)	$(33,558)

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 6.00% through 2011 and remain at that level thereafter.

        The components of post-retirement expense are as follows:

	2007	2006	2005
Benefit cost	$15,043	$51,977	$59,046
Plan participants' contributions	1,800	1,800	1,800
Benefits paid	6,764	5,270	4,985

        The Company expects to contribute $20,874 to its postretirement benefit plan in 2008.

        The benefits expected to be paid from the postretirement benefit plan in each year 2008-2012 are $20,874, $22,320, $17,829, $18,895 and $19,878, respectively. The aggregate benefits expected to be paid in the five years from 2013-2017 are $114,130. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31 and include estimated future employee service.

        In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act established a prescription drug benefit under Medicare, known as "Medicare Part D" and a federal subsidy to sponsors of retired healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued Staff Position No. FAS-106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP-106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. On January 21, 2005, final regulations under the Act were issued. The effects of the Act did not have a material impact on the Consolidated Financial Statements of the Company.

d.    Concentrations

        The Company's top ten customers accounted for approximately 43% of 2007 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 51% of net consolidated receivables at December 31, 2007. Sales to AMC Theatres, Inc. represented approximately 10% of consolidated sales. Additionally, receivables from Vari International represented over 10% of net consolidated receivables at December 31, 2007. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

e.    Leases

        The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2012. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $126,000, $61,000 and $74,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        As part of the acquisition of Marcel Desrochers, Inc. on October 12, 2007, MDI entered into an operating lease agreement for the manufacturing facilities located in Canada which are primarily used for the manufacture of motion picture theatre screens. The term of the lease is for sixty months which expires on October 12, 2012.

        Future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows: 2008—$333,139; 2009—$288,733; 2010—$285,295; 2011—$285,295; and 2012—$223,174.

f.    Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2007 and 2006 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company's policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.    Litigation

        Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. We believe that we have strong defenses and intend to defend the suit vigorously. It is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. This case is scheduled for trial in August 2008. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position.

        During March 2006, Ballantyne settled an asbestos case entitled Bercu v. BICC Cables Corporation, et al., originally filed June 27, 2003 in the Supreme Court of the State of New York. The settlement amount was not material to the Company's results of operations, financial position or cash flow.

        Ballantyne is a party to various other legal actions which are ordinary routine litigation matters incidental to the Company's business, such as products liability. Based on currently available information, management believes that the ultimate outcome of these matters individually and in the aggregate, will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

h.    Environmental

        The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, Ballantyne was informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency and the Nebraska Health and Human Services System subsequently determined that certain parcels of

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent ("AOC") to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, the Company has paid its share of the costs. At December 31, 2007, the Company has provided for management's estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

21.    Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. As of December 31, 2007, the Company's operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intercompany sales are eliminated in consolidation.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Summary by Business Segments

	2007	2006	2005
Net revenue
Theatre
Products	$42,883,762	$43,721,847	$49,651,050
Services	3,667,134	2,260,560	—

Total theatre	46,550,896	45,982,407	49,651,050
Lighting	4,268,437	3,035,984	3,374,820
Restaurant	666,531	713,980	831,127

Total revenue	$51,485,864	$49,732,371	$53,856,997

Gross profit
Theatre
Products	$7,858,293	$9,467,757	$13,453,120
Services	187,561	243,456	—

Total theatre	8,045,854	9,711,213	13,453,120
Lighting	1,114,673	835,064	1,074,015
Restaurant	295,067	279,403	378,236

Total gross profit	9,455,594	10,825,680	14,905,371
Selling and administrative expenses
Selling	(3,170,367)	(2,982,893)	(2,831,706)
Administrative	(6,147,004)	(5,120,740)	(5,632,643)
Goodwill impairment	(639,466)	(1,250,534)	—
Gain on transfer of assets	234,557	—	—
Gain (loss) on disposal of assets, net	(24,102)	37,546	9,171
Loss on sale of business	(142,284)	—	—

Operating income (loss)	(433,072)	1,509,059	6,450,193
Net interest income	760,136	750,364	381,469
Equity in loss of joint venture	(245,703)	—	—
Other income (expense), net	(90,920)	40,101	(46,897)

Income (loss) before income taxes	$(9,559)	$2,299,524	$6,784,765

Identifiable assets
Theatre
Products	$47,442,283	$43,367,926	$42,866,118
Services	2,195,660	2,667,029	—

Total theatre	49,637,943	46,034,955	42,866,118
Lighting	3,970,457	3,387,523	3,382,738
Restaurant	531,948	485,022	687,071

Total	$54,140,348	$49,907,500	$46,935,927

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Expenditures on capital equipment
Theatre
Products	$395,964	$376,450	$787,230
Services	184,951	123,319	—

Total theatre	580,915	499,769	787,230
Lighting	32,495	15,158	40,072
Restaurant	—	—	—

Total	$613,410	$514,927	$827,302

Depreciation, amortization and impairment
Theatre
Products	$2,665,786	$2,667,358	$1,147,371
Services	60,220	88,208	—

Total theatre	2,726,006	2,755,566	1,147,371
Lighting	64,990	60,056	49,451
Restaurant	—	—	—

Total	$2,790,996	$2,815,622	$1,196,822

Gain (loss) on disposal of long-lived assets
Theatre
Products	$(23,054)	$37,546	$8,621
Services	—	—	—

Total theatre	(23,054)	37,546	8,621
Lighting	(1,048)	—	550
Restaurant	—	—	—

Total	$(24,102)	$37,546	$9,171

Summary by Geographical Area

	2007	2006	2005
Net revenue
United States	$37,316,708	$35,179,899	$38,038,322
Canada	901,614	730,347	786,455
Asia	6,681,644	7,733,288	7,445,010
Mexico and South America	4,317,568	4,339,957	5,697,097
Europe	2,022,575	1,690,404	1,768,934
Other	245,755	58,476	121,179

Total	$51,485,864	$49,732,371	$53,856,997

Identifiable assets
United States	$45,359,184	$47,975,865	$44,910,526
Asia	3,018,403	1,931,635	2,025,401
Canada	5,762,761	—	—

Total	$54,140,348	$49,907,500	$46,935,927

        Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

22.    Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2007, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Net revenue	$12,930,750	12,659,994	12,615,705	13,279,415
Gross profit	2,721,784	2,482,213	2,088,866	2,162,731
Net income (loss)	572,739	(197,166)	128,638	(276,080)
Basic and diluted earnings (loss) per share:
Basic	0.04	(0.01)	0.01	(0.02)
Diluted	0.04	(0.01)	0.01	(0.02)
Stock price:
High	5.62	6.67	6.80	6.45
Low	4.82	4.84	5.34	5.50
2006:
Net revenue	$12,433,338	11,854,768	13,069,673	12,374,592
Gross profit	3,330,967	2,732,128	2,194,524	2,568,061
Net income (loss)	914,748	727,435	374,713	(448,704)
Basic and diluted earnings (loss) per share:
Basic	0.07	0.05	0.03	(0.03)
Diluted	0.07	0.05	0.03	(0.03)
Stock price:
High	4.94	4.49	5.05	5.30
Low	3.50	3.65	3.75	3.61
2005:
Net revenue	$12,511,869	13,041,594	14,260,237	14,043,297
Gross profit	3,394,591	3,686,992	4,056,243	3,767,545
Net income	941,914	1,061,261	1,229,045	1,076,677
Basic and diluted earnings per share:
Basic	0.07	0.08	0.09	0.08
Diluted	0.07	0.08	0.09	0.08
Stock price:
High	5.93	4.85	4.94	5.16
Low	4.06	3.70	3.69	4.42

        Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

        In preparing the Company's consolidated financial statements fiscal 2007, the Company's management determined that its historical financial statements should have presented investments held in auction-rate securities as short-term investments and not as cash equivalents, as previously reported. The following is a summary of the effects of the correction in presentation on the Company's statements of cash flows for the three previously reported quarters in 2007:

	Q1 2007		Q2 2007		Q3 2007
Statement of Cash Flows	As previously reported	Corrected presentation	As previously reported	Corrected presentation	As previously reported	Corrected presentation
Cash flows from Investing Activities:
Sales of short-term investments	—	2,500,000	—	—	—	2,000,000
Net cash flows provided by (used in) investing activities	(297,412)	2,202,588	(373,968)	(373,968)	150,512	2,150,512
Net (decrease) increase in cash or cash equivalents	466,366	2,966,366	(3,205,465)	(3,205,465)	(1,228,646)	771,354
Cash and cash equivalents, beginning of the quarter	22,622,654	2,622,654	23,089,020	5,589,020	19,883,555	2,383,555
Cash and cash equivalents, end of the quarter	23,089,020	5,589,020	19,883,555	2,383,555	18,654,909	3,154,909

Schedule II

Ballantyne Of Omaha, Inc.

and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning of year	Charged to costs and expenses	Amounts Written off(1)	Balance at end of year
Allowance for doubtful accounts and notes
Year ended December 31, 2007—
Allowance for doubtful accounts	$498,783	63,517	(27,774)	534,526

Year ended December 31, 2006—
Allowance for doubtful accounts	$420,223	120,176	(41,616)	498,783

Year ended December 31, 2005—
Allowance for doubtful accounts	$485,829	20,699	(86,305)	420,223

Inventory reserves
Year ended December 31, 2007—
Inventory reserves	$1,534,874	667,587	(301,423)	1,901,038

Year ended December 31, 2006—
Inventory reserves	$1,137,572	847,337	(450,035)	1,534,874

Year ended December 31, 2005—
Inventory reserves	$1,085,540	449,577	(397,545)	1,137,572

(1)
The deductions from reserves are net of recoveries.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.  Controls and Procedures

1.    Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

2.    Internal Control over Financial Reporting

        (a) Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

        The Company acquired Marcel Desrochers, Inc. ("MDI") during the fourth quarter of fiscal 2007, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, MDI's internal control over financial reporting associated with total assets of $5.8 million and total revenues of $1.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2007. The exclusion is primarily due to the timing of the acquisition and the foreign location of operations.

        (b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ballantyne of Omaha, Inc.:

        We have audited Ballantyne of Omaha, Inc.'s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ballantyne of Omaha, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Ballantyne of Omaha, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Ballantyne of Omaha, Inc. acquired Marcel Desrochers, Inc. during 2007, and management excluded from its assessment of the effectiveness of Ballantyne of Omaha, Inc.'s internal control over financial reporting as of December 31, 2007, Marcel Desrochers, Inc.'s internal control over financial reporting associated with total assets of $5.8 million and total revenues of $1.0 million included in the consolidated financial statements of Ballantyne of Omaha, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Ballantyne of Omaha, Inc. also excluded an evaluation of the internal control over financial reporting of the Marcel Desrochers, Inc.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne of Omaha, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007, and our report dated April 1, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska
April 1, 2008

        (c) Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.  Other Information

        None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008.

Item 11.  Executive Compensation

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008.

Item 14.  Principal Accountant Fees and Services

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a.    The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements:

    An Index to the Consolidated Financial Statements is filed as a part of Item 8.

  2.
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts is included on page 70.

    Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.

  3.
  Exhibits—See Exhibit Index on page 75.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: April 1, 2008		Date: April 1, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II Chairman
Date: April 1, 2008
By:	/s/ ALVIN ABRAMSON Alvin Abramson, Director
Date: April 1, 2008
By:	/s/ CHRISTOPHER E. BEACH Christopher E. Beach, Director
Date: April 1, 2008
By:	/s/ MARC E. LEBARON Marc E. LeBaron, Director
Date: April 1, 2008
By:	/s/ MARK D. HASEBROOCK Mark D. Hasebroock, Director
Date: April 1, 2008

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Form S-8, File No. 333-139177 (the "Form S-8")).
3.1.1	First Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form S-8).
3.1.2	Second Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form S-8).
3.1.3	Third Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1.3 to the Form S-8).
3.2	Bylaws of the Company. •
3.2.1	First Amendment to Bylaws of the Company. •
3.2.2	Second Amendment to Bylaws of the Company. •
3.2.3	Third Amendment to the Bylaws of the Company. •
3.2.4	Fourth Amendment to the Bylaws of the Company. •
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
4.2.2
Second Amendment to Revolving Credit Agreement dated February 27, 2004 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.2 to the Form 10-K for the year ended December 31, 2003).
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

4.2.5
Fifth Amendment to the Revolving Credit Agreement dated August 28, 2006 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.5 to the Form 10-Q for the quarter ended September 30, 2006).
4.2.6
Consent and Waiver Agreement dated September 29, 2006 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.6 to the Form 10-Q for the quarter ended September 30, 2006).
4.2.7
Sixth Amendment to the Revolving Credit Agreement dated August 29, 2007 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.5 to the Form 10-Q for the quarter ended September 30, 2007).
10.1	Ballantyne of Omaha, Inc. Restricted Stock Plan (incorporated by reference to Appendix D to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.2	Ballantyne of Omaha, Inc. 2005 Outside Directors Stock Option Plan (incorporated by reference to Appendix C to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.3	Form of 2001 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.3.1	First Amendment to the 2001 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8.6 to the Form 10-K for the year ended December 31, 2001). *
10.4	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.6	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2007).*
10.7	Distributorship Agreement, dated November 1, 2004 between the Company and ISCO Precision Optics GmbH (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2004).
10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD (incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 2006).
10.9	Asset Purchase Agreement between the Company and National Cinema Service Corp. dated June 30, 2006 (incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended June 30, 2006).
10.10
Authorized Digital Cinema Reseller Master Agreement dated May 23, 2005 between the Company and NEC Solutions (America), Inc. (incorporated by reference to Exhibit 4.3 to the Form 10-Q for the quarter ended June 30, 2005).
10.11	Definitive Agreement between the Company and NEC Viewtechnology Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.12	Equipment Purchase Agreement between the Company and Digital Link LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).
10.13	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link L.L.C. (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q for the quarter ended September 30, 2006).

10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 10, 2007 (incorporated by reference to the Form 8-K/A as filed on December 20, 2007).
10.15	Asset Purchase Agreement between the Strong Digital Systems, Inc. and Marcel Desrochers, Inc. dated October 12, 2007 (incorporated by reference to the Form 8-K/A as filed on December 28, 2007).
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:
	Name	Jusrisdiction of Incorporation
a.	Strong Westrex, Inc	Nebraska
b.	Strong Technical Services, Inc	Nebraska
c.	Xenotech Rental Corp	Nebraska
d.	BTN Manufacturing, Inc	Nebraska
e.	Xenotech Strong, Inc	Nebraska
f.	Strong Digital Systems, Inc. (owns 100% of one foreign corporation)	Canada

23	Consent of KPMG LLP. •
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

*
Management contract or compensatory plan.

•
Filed herewith.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2007 and 2006
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2007, 2006 and 2005
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity Years Ended December 31, 2007, 2006 and 2005
Ballantyne of Omaha, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2007, 2006 and 2005
Ballantyne of Omaha, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Schedule II
Ballantyne Of Omaha, Inc. and Subsidiaries Valuation and Qualifying Accounts
PART III
PART IV
SIGNATURES
EXHIBIT INDEX