Form 10-Q
period 2008-03-31
BALLANTYNE OF OMAHA INC
filed 2008-05-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 6, 2008
Common Stock, $.01, par value	13,858,438 shares

Item 1. Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,514,328	$4,220,355
Restricted cash	1,191,747	1,191,747
Short-term investments	—	13,000,000
Accounts receivable (less allowance for doubtful accounts of $540,895 in 2008 and $534,526 in 2007)	8,196,942	7,841,348
Inventories, net	11,074,144	9,883,555
Recoverable income taxes	1,645,315	1,365,530
Deferred income taxes	1,892,102	1,695,926
Consignment inventory	695,834	2,767,899
Other current assets	758,231	322,102
Total current assets	29,968,643	42,288,462

Investments in securities	11,957,280	—
Investment in Digital Link II joint venture	3,626,588	3,727,485
Property, plant and equipment, net	3,702,518	3,633,124
Goodwill	2,420,869	2,420,993
Intangible assets, net	1,879,783	2,047,185
Other assets	18,757	23,099
Total assets	$53,574,438	$54,140,348

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,048,173	$6,134,703
Warranty reserves	392,159	381,710
Accrued group health insurance claims	185,681	201,687
Accrued bonuses	78,550	54,178
Other accrued expenses	2,777,632	2,151,413
Customer deposits	1,250,110	974,910
Total current liabilities	10,732,305	9,898,601

Deferred income taxes	76,538	98,532
Other accrued expenses, net of current portion	1,169,351	1,101,517
Total liabilities	11,978,194	11,098,650

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 15,956,243 shares in 2008 and 2007	159,562	159,562
Additional paid-in capital	34,648,836	34,637,868
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(218,693)	(59,427)
Pension liability adjustment, net of tax	75,833	75,833
Unrealized loss on investments in securities	(1,042,720)	—
Retained earnings	23,288,880	23,543,316
	56,911,698	58,357,152
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	41,596,244	43,041,698
Total liabilities and stockholders’ equity	$53,574,438	$54,140,348

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Net revenues	$14,197,172	$12,930,750
Cost of revenues	11,887,291	10,208,966
Gross profit	2,309,881	2,721,784

Selling and administrative expenses:
Selling	787,802	782,616
Administrative	2,025,296	1,433,047
Total selling and administrative expenses	2,813,098	2,215,663
Gain on the transfer of assets	—	233,327
Loss on disposal of assets, net	(1,285)	(11,004)
Income (loss) from operations	(504,502)	728,444

Interest income	146,186	218,313
Interest expense	(8,535)	(10,257)
Equity in loss of joint venture	(112,991)	—
Other income (expense), net	26,792	(48,021)
Income (loss) before income taxes	(453,050)	888,479
Income tax benefit (expense)	198,614	(315,740)
Net income (loss)	$(254,436)	$572,739
Basic earnings (loss) per share	$(0.02)	$0.04
Diluted earnings (loss) per share	$(0.02)	$0.04
Weighted average shares outstanding:
Basic	13,858,440	13,765,897
Diluted	13,858,440	14,065,208

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(254,236)	$572,739
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	20,031	24,750
Provision for obsolete inventory	174,925	137,950
Depreciation of consignment inventory	299,441	257,400
Depreciation of property, plant, and equipment	219,566	269,978
Amortization of intangibles	110,768	17,667
Equity in loss of joint venture	112,991	—
Loss on disposal of fixed assets	1,285	11,004
Deferred income taxes	(200,609)	(285,874)
Share-based compensation expense	18,498	29,338
Excess tax benefits from stock options exercised	—	(77,252)
Changes in assets and liabilities:
Accounts receivable	(399,623)	(1,382,677)
Inventories	(1,397,141)	(4,426,102)
Consignment inventory	1,772,624	(67,235)
Other current assets	(398,911)	(355,593)
Accounts payable	(82,786)	5,562,455
Warranty reserves	10,891	(38,349)
Accrued group health insurance claims	(16,006)	24,407
Accrued bonus	24,372	—
Other accrued expenses	694,042	207,647
Customer deposits	277,285	(72,543)
Current income taxes	(318,458)	244,418
Other assets	—	7,300
Net cash provided by operating activities	668,949	661,428

Cash flows from investing activities:
Increase in acquisition costs	(46,969)	(183,364)
Investment in joint venture	(12,096)	—
Increase in restricted investments	—	(4,483)
Capital expenditures	(299,180)	(109,565)
Proceeds from sales of investment securities	—	2,500,000
Net cash (used in) provided by investing activities	(358,245)	2,202,588

Cash flows from financing activities:
Payments on long-term debt	—	(7,241)
Proceeds from exercise of stock options	—	32,339
Excess tax benefits from stock options exercised	—	77,252
Net cash provided by financing activities	—	102,350

Effect of exchange rate changes on cash and cash equivalents	(16,731)	—
Net increase in cash and cash equivalents	293,973	2,966,366
Cash and cash equivalents at beginning of year	4,220,355	2,622,654
Cash and cash equivalents at end of year	$4,514,328	$5,589,020

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

1.     Company

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., and Strong Digital Systems, Inc., design, develop, manufacture, service and distribute theatre and lighting systems. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues. Sales during the first quarter of 2008 were distributed as follows:  Theatre – 91%, Lighting – 8% and Other – 1%. Refer to the Business Segment Section (note 22) for further information.

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

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K filing.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal 2007.

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

The Company maintained an allowance for doubtful accounts of $540,895 and $534,526 at March 31, 2008 and December 31, 2007, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

j.      Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to financial assets and liabilities. Under SFAS No. 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange.

SFAS No. 157 establishes a hierarchy for fair value measurements based upon observable independent market inputs and unobservable market assumptions. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Considerable judgment is required in interpreting market data used to develop the estimates of fair value. The following represents the three categories of inputs used in determining the fair value of financial assets and liabilities:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are used in the measurement of assets and liabilities. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing the asset or liability.

Financial instruments recorded by the Company at fair value include investments in available-for-sale securities which are reported in the Consolidated Balance Sheets.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), “Effective date of FASB Statement No. 157.” FSP 157-2 delayed for one year the applicability of SFAS No. 157’s fair value measurements for certain nonfinancial assets and liabilities.  Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

k.     Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows.

l.      Investments

The Company holds investments in auction-rate securities which are considered available-for-sale securities. Interest rates on these auction-rate securities are reset through an auction process that resets the applicable interest at pre-determined intervals every seven days. The Company accounts for its investments in accordance with Statement of Accounting Standards Board (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with the SFAS No. 115, the Company has classified its investments in auction-rate securities as noncurrent assets within the Consolidated Balance sheet.

When events or circumstances exist that require the Company to record an impairment on its investments, the Company will determine whether the impairment should be classified as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

m.    Consignment Inventory

Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes. Additionally, during 2007, the Company entered into operating lease agreements with third party customers for the use of the projection equipment of which a majority of the projection equipment was sold during the first quarter of 2008. Digital and film projection equipment on consignment amounted to approximately $0.7 million and $2.8 million at March 31, 2008 and December 31, 2007, respectively.

n.      Earnings (Loss) Per Common Share

The Company computes and presents earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides a reconciliation between basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2008	2007
Basic earnings (loss) per share:
Income (loss) applicable to common stock	$(254,436)	$572,739
Weighted average common shares outstanding	13,858,440	13,765,897
Basic earnings (loss) per share	$(0.02)	$0.04

Diluted earnings (loss) per share:
Income (loss) applicable to common stock	$(254,436)	$572,739
Weighted average common shares outstanding	13,858,440	13,765,897
Assuming conversion of options outstanding	—	299,311
Weighted average common shares outstanding, as adjusted	13,858,440	14,065,208
Diluted earnings (loss) per share	$(0.02)	$0.04

For the three months ended March 31, 2008, options outstanding were not included in the computation of diluted loss per share as the Company reported a loss from continuing operations available to common stockholders.  For the three months ended March 31, 2007, options to purchase 181,388 shares of common stock at a weighted average price of

$9.89 per share were outstanding, but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.

o.     Stock Compensation Plans

The Company accounts for awards of share-based compensation in accordance with FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense for stock-based awards based on estimated grant date fair value using the Black-Scholes option-pricing model.

Share-based compensation cost that has been included in income from operations amounted to $18,498 and $29,338 for the three months ended March 31, 2008 and 2007, respectively. No share-based compensation cost was capitalized as a part of inventory as of March 31, 2008.

p.     Impairment of Long-Lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company’s most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $3.7 million at March 31, 2008. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value. In addition, the Company has long-lived assets which consist of the Company’s equity method investment in a joint venture.  The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline. No impairment existed at March 31, 2008.

q.      Foreign Currency Translation

For foreign operations, local currencies are considered the functional currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net income (loss) but are disclosed and accumulated in comprehensive income (loss) within the Consolidated Statements of Stockholder’s Equity.

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

	Three Months Ended March 31,
	2008	2007
Warranty accrual at beginning of period	$381,710	$617,052
Charged to expense	48,999	43,250
Amounts written off, net of recoveries	(38,550)	(81,599)
Warranty accrual at end of period	$392,159	$578,703

s.      Reclassifications

Certain amounts in the accompanying Consolidated Financial Statements and notes thereto have been reclassified to conform to the 2008 presentation.

t.       Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any eligible items.

u.      Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) will be effective for the Company’s business combinations occurring on or after January 1, 2009. Adoption on January 1, 2009 will impact the Company’s accounting for future acquisitions and related transaction costs.

3.      Investment in Digital Link II Joint Venture

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of March 31, 2008, total current and non-current assets of the joint venture amounted to approximately $0.3 million and $9.0 million respectively. Total liabilities and equity at March 31, 2008 amounted to $0.7 million and $8.6 million, respectively. The joint venture reported a net loss for the period in the amount of $0.3 million which primarily resulted from depreciation expense related to projection equipment on consignment to third party customers.

The Company’s investment balance in the joint venture represents the retained interest in the cost basis of the projectors transferred or sold to the joint venture in addition to capital contributions and the Company’s portion of equity earnings or losses in the LLC. As part of the initial transaction in 2007, the Company transferred $6.2 million of equipment and related services to the LLC in exchange for a 44.4% ownership interest in the LLC and cash considerations. The gain on the initial transfer of equipment was approximately $0.2 million. No revenue was recorded in conjunction with this transaction. Subsequently, during 2007, the Company sold $2.6 million of equipment and related services to the LLC. The Company deferred a portion of the gross profit related to the transaction which represented 44.4% of total gross profit to be recorded on the sale. The additional gross profit on these transactions will be recognized upon sale of the equipment by the joint venture to the third party exhibitors. No sales transactions have been made in 2008. The total investment in the LLC amounted to $3.6 million at March 31, 2008.

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements. The Company’s portion of losses of the LLC amounted to approximately $0.1 million for the period ended March 31, 2008.

4.      Acquisition of Technobeam

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

The assets acquired and liabilities assumed were recorded at estimated fair values determined at the date of acquisition. During the fourth quarter of 2007, the Company completed the valuation of identifiable intangible assets that resulted from the acquisition.  Based on the valuation, the Company allocated $26,000 to intangibles related to the Technobeam trademark, $51,000 relating to customer relationships and $12,000 relating to the non-competition agreement.

The following table summarizes the estimated fair value of the assets acquired at the date of the acquisition:

Inventory	$83,364
Property and equipment	70,000
Amortizable intangible assets	89,000
Goodwill	91,000
Total assets acquired	333,364
Long-term liabilities	(150,000)
Net assets acquired	$183,364

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and are expected to be deductible for tax purposes.  The results of Technobeam’s operations have been included in the consolidated financial statements for the periods ended March 31, 2008 and 2007.

5.      Acquisition of Marcel Desrochers, Inc.

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

The total purchase price of MDI at the date of acquisition was $2.5 million including cash acquired. The purchase price excluded an additional $0.9 million of restricted funds that were placed in escrow to secure certain indemnification and other obligation contingencies. Funds for the purchase were provided by internally generated cash flows. Direct transaction costs related to the acquisition amounted to $0.4 million.

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

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Company’s management based on information currently available and preliminary independent appraisals. Based on the preliminary analysis, $1.7 million of acquired intangible assets is subject to amortization using a weighted-average useful life of 4.7 years. The allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values for intangibles. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and are expected to be deductible for tax purposes.

6.      Investments

The Company has certain investments in auction-rate securities which are classified as available-for-sale securities. Interest rates on these auction-rate securities are reset through an auction process that resets the applicable interest at pre-determined intervals every seven days. The investment securities are held within closed-end funds that continue to be AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. The auction-rate securities are perpetual investments with no stated contractual maturity date. The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

During the current period, the market for the Company’s investments in auction-rate securities began experiencing a liquidity issue when the failure of auctions for all of the securities held by the Company occurred due to an imbalance of buyers and sellers for the securities. The Company cannot predict how long the current imbalance in the auction-market will continue. As a result, for a period of time, the Company may be unable to liquidate the auction rate securities held until a successful auction occurs or the securities are redeemed by the issuer of the investments. Based on the continued unsuccessful auctions of these investments, the investment securities were reclassified to noncurrent assets within the Consolidated Balance Sheet at March 31, 2008.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to financial assets and liabilities.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements under the provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
Description	3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$11,957,280	$—	$—	$11,957,280
Total	$11,957,280	$—	$—	$11,957,280

While the Company continues to earn interest on its investments at a maximum contractual default rate, these investments are not currently trading and therefore do not currently have a readily determinable fair value using market observables (Level 1). Therefore, in accordance with SFAS No. 157, “Fair Value Measurement,” the Company used a cash flow model to determine the estimated fair value of its auction-rate securities (Level 3).  The assumptions used in preparing this model included, among other items, estimates for interest rates, default and recovery rates, illiquidity risk and an estimate for the timing of full redemption of the securities.

A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to March 31, 2008 are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Investments in Auction-Rate securities
Beginning balance	$13,000,000
Total gains or losses (realized/unrealized)	—
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	(1,042,720)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—
Ending balance	$11,957,280

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	—

The impairment in the fair value of the Company’s investments of approximately $1.0 million was deemed a temporary impairment and recorded as an unrealized loss within other comprehensive income (loss).

7.      Intangible Assets

As of March 31, 2008 and December 31, 2007, the Company had unamortized identifiable net assets of $1,879,783 and $2,047,185, respectively.  The following table details amounts relating to amortizable net assets:

	March 31,	December 31,
	2008	2007
Amortizable intangible assets:
Customer relationships	$1,758,127	$1,810,072
Trademarks	236,853	246,202
Non-competition agreement	166,910	167,658
	$2,161,890	$2,223,932
Accumulated amortization:
Customer relationships	$(215,546)	$(137,958)
Trademarks	(36,930)	(17,870)
Non-competition agreement	(55,631)	(46,919)
	$(308,107)	$(202,747)

Additionally, the Company had intangible net assets of $26,000 as of March 31, 2008 and December 31, 2007 with an indefinite life and therefore will not be amortized.

Intangible assets, other than goodwill, with definite lives are amortized over their useful lives.

During 2007, the Company purchased certain intangible assets pertaining to an agreement between High End Systems and the Company. The assets were recorded at fair value. Customer relationships are being amortized over a useful life of four years and non-compete intangibles are being amortized over a useful life of three years.

During 2007, the Company, through a wholly-owned subsidiary Strong Digital Systems, purchased certain intangible assets pertaining to the stock acquisition of Marcel Desrochers, Inc. These assets were recorded at fair value. Customer relationships and the non-competition agreement are being amortized over useful lives of five years and the trademark is being amortized over three years.

The Company recorded amortization expense relating to other identifiable intangible assets of $110,768 and $17,667 for the three months ended March 31, 2008 and 2007, respectively.

8.      Goodwill

As of March 31, 2008 and December 31, 2007, the Company had unamortized goodwill of $2,420,869 and $2,420,993, respectively, resulting in a net decrease of $124. The change in goodwill resulted from an increase in goodwill of $46,969 for additional costs incurred in relation to the acquisition of Marcel Desrochers, Inc. The increase was offset by a decrease of $47,093 related to foreign currency translation on goodwill recorded as part of the acquisition of Marcel Desrochers, Inc.

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

9.      Inventories

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Raw materials and components	$6,412,883	$4,911,345
Work in process	1,154,647	772,055
Finished goods	3,506,614	4,200,155
	$11,074,144	$9,883,555

The inventory balances are net of reserves of approximately $2,130,000 and $1,901,000 as of March 31, 2008 and December 31, 2007, respectively.

10.   Property, Plant and Equipment

Property, plant and equipment include the following:

	March 31,	December 31,
	2008	2007
Land	$313,500	$313,500
Buildings and improvements	3,962,989	3,962,989
Machinery and equipment	7,417,967	7,199,257
Office furniture and fixtures	1,707,274	1,662,578
	13,401,730	13,138,324
Less accumulated depreciation	(9,699,212)	(9,505,200)
Net property, plant and equipment	$3,702,518	$3,633,124

Depreciation expense of property, plant and equipment amounted to approximately $220,000 and $270,000 for the three months ended March 31, 2008 and 2007, respectively.

11.   Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has adopted the provisions of FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statements of operations. Accrued interest and penalties were $0.2 million as of March 31, 2008 and December 31, 2007, respectively. The accruals largely related to state tax matters.

12.   Debt

The Company is a party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 28, 2008. The Original Credit Facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2008. No amounts are currently outstanding. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.5% at March 31, 2008) and pay a fee of 0.125% on the unused portion.

Effective March 31, 2008, the Company entered into a Seventh Amendment to its Original Credit Facility to allow an interim extension of credit (the “Interim Credit Facility”) in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities as defined in the Seventh Amendment. The Interim Credit Facility expires on March 30, 2009. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends.  All of the Company’s personal property and certain stock in its subsidiaries secure the credit facilities.  No amounts are currently outstanding under either of the credit facilities.

13.   Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link, LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At March 31, 2008, $423,470 is due from Digital Link. Only the payments received since inception in 2006 on the note receivable totaling $356,530 were recorded as revenue with the remaining amounts to be recognized as revenue in future periods when payment is received from Digital Link as described in the note receivable arrangement or when collections from Digital Link can be reasonably assured. Additionally, until collections from Digital Link can be reasonably assured, no receivable will be recorded on this transaction. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

14.   Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2008	2007
Cash paid during the period for:
Interest	$1,278	$5,383
Income taxes	$281,782	$357,196

Non-cash investing activities:
Non-cash investment in joint venture	$—	$2,358,251

15.   Stock Compensation

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

A total of 1,105,690 shares of common stock have been reserved for issuance pursuant to the Company’s stock option plans for directors at March 31, 2008.

No stock options were granted during the three months ended March 31, 2008 and 2007.

The Company accounts for awards of share-based compensation in accordance with FASB Statement No. 123(R), “Share Based Payment” (SFAS No. 123(R)). As a result, the Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The Company has not and is not expected to pay cash dividends in the future. The Company policy is to record the fair value of the options to selling, general and administrative expenses on a straight-line basis over the requisite service period.

Earnings (loss) before income taxes included $10,968 and $24,519 of share-based compensation expense related to stock options, with associated tax benefits of approximately $3,800 and $9,100 for the three months ended March 31, 2008 and 2007, respectively.

SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of the compensation costs recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. As such, excess tax benefits of $77,252 were classified as financing cash flows for the three months ended March 31, 2007. No excess tax benefits were recognized for the period ended March 31, 2008.

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2008:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	443,750	$2.33	$3.41	$1,594,983
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2008	443,750	$2.33	$3.16	$1,105,079
Exercisable at March 31, 2008	428,000	$2.26	$3.16	$1,100,826

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2008.

No options were exercised during the three months ended March 31, 2008. Cash received from option exercises under all plans for the three months ended March 31, 2007 was $32,339. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $77,252 for the three months ended March 31, 2007. The Company currently uses authorized and un-issued shares to satisfy share award exercises.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding at March 31, 2008			Exercisable at March 31, 2008
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to $1.19	283,625	3.76	$0.67	283,625	3.76	$0.67
$4.25 to $4.75	118,125	2.57	4.55	102,375	2.47	4.60
$7.30	42,000	0.76	7.30	42,000	0.76	7.30
$0.62 to $7.30	443,750	3.16	$2.33	428,000	3.16	$2.26

As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2,437 and is expected to be recognized over a weighted average period of 2 months.

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At March 31, 2008, 123,746 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010. The Company recorded $7,530 and $4,819 of share-based compensation expense pertaining to the stock purchase plan with associated tax benefits of approximately $1,100 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the total unrecognized estimated compensation cost pertaining to the stock purchase plan was $8,229 which is expected to be recognized over a period of seven months.

The fair value of option grants of $1.94 and $1.82 during the three months ended March 31, 2008 and 2007, respectively, was estimated using the following weighted average assumptions:

	2008	2007
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.55%	4.90%
Expected volatility	41.56%	36.2%
Expected life (in years)	1.0	1.0

16.   Stockholder Rights Plan

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

17.   Postretirement Health Care

Components of the net period benefit cost for the Company’s post retirement health care plan includes:

	2008	2007
Net periodic benefit cost:
Service cost	$—	$2,979
Interest cost	4,974	5,418
Amortization of prior-service cost	—	5,598
Amortization of loss	—	—
Total net periodic benefit cost	$4,974	$13,995

The Company expects to pay $20,874 of benefits under its postretirement benefit plan in 2008. As of March 31, 2008, benefits of $1,511 have been paid.

18.   Subsequent Event

On April 9, 2008 the Company sold its Coater and Marinade product line for $275,000 which is expected to result in a pre-tax gain of approximately $247,000 ($152,000 after-tax). The transaction will be recorded in the second quarter of fiscal year 2008. The product line was sold to a shareholder who is a former Chief Financial Officer of the Company.

19.   Concentrations

The Company’s top ten customers accounted for approximately 55% of 2008 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 54% of net consolidated receivables at March 31, 2008. Sales to Regal Cinemas, Inc. and Cinemark USA each  represented  over 10% of consolidated sales. Additionally, receivables from Vari International and Cinemark USA each represented over 10% of net consolidated receivables at March 31, 2008. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from its significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. It could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which it sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk primarily consist of accounts receivables. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

20.   Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of March 31, 2008 and December 31, 2007 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

21.   Litigation

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

22.   Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2008, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intercompany sales and costs are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended March 31,
	2008	2007
Net revenue
Theatre
Products	$12,212,937	$10,792,161
Services	766,761	935,380
Total theatre	12,979,698	11,727,541
Lighting	1,075,217	1,044,368
Other	142,257	158,841
Total revenue	$14,197,172	$12,930,750
Gross profit
Theatre
Products	$2,215,100	$2,178,541
Services	(265,614)	217,883
Total theatre	1,949,486	2,396,424
Lighting	299,573	253,576
Other	60,822	71,784
Total gross profit	2,309,881	2,721,784
Selling and administrative expenses:
Selling	(787,802)	(782,616)
Administrative	(2,025,296)	(1,433,047)
Gain on transfer of assets	—	233,327
Loss on disposal of assets, net	(1,285)	(11,004)
Income (loss) from operations	(504,502)	728,444
Net interest income	137,651	208,056
Equity in loss of joint venture	(112,991)	—
Other income (expense), net	26,792	(48,021)
Income before income taxes	$(453,050)	$888,479

Expenditures on capital equipment
Theatre
Products	$175,174	$72,224
Services	114,319	31,732
Total theatre	289,493	103,956
Lighting	9,687	5,609
Total	$299,180	$109,565

Depreciation and amortization
Theatre
Products	$555,171	$486,095
Services	57,618	45,150
Total theatre	612,789	531,245
Lighting	16,986	13,800
Total	$629,775	$545,045

Loss on disposal of long-lived assets
Theatre
Products	$1,285	$11,004
Services	—	—
Total theatre	1,285	11,004
Lighting	—	—
Total	$1,285	$11,004

	Three Months Ended March 31,
	2008	2007

Gain on transfer of assets
Theatre
Products	$—	$233,327
Services	—	—
Total theatre	—	233,327
Lighting	—	—
Total	$—	$233,327

	March 31,	December 31,
	2008	2007
Identifiable assets
Theatre
Products	$47,144,736	$47,442,283
Services	1,944,123	2,195,660
Total theatre	49,088,859	49,637,943
Lighting	4,098,498	3,970,457
Other	387,081	531,948
Total identifiable assets	$53,574,438	$54,140,348

Summary by Geographical Area

	Three Months Ended March 31,
	2008	2007
Net revenue
United States	$10,170,981	$10,454,244
Canada	493,553	75,380
Asia	1,777,785	1,338,105
Latin America	1,255,311	638,313
Europe	402,654	423,831
Other	96,888	877
Total	$14,197,172	$12,930,750

	March 31, 2008	December 31, 2007
Identifiable assets
United States	$45,075,869	$45,359,184
Canada	5,641,333	5,762,761
Asia	2,857,236	3,018,403
Total	$53,574,438	$54,140,348

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 91% of fiscal year 2008 revenues were from theatre products, 8% were lighting products and 1% were from other products.

Critical Accounting Policies and Estimates

In preparing the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.

Our accounting policies and estimates that are most critical to the presentation of the Company’s results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2007. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after January 1, 2009. Adoption on January 1, 2009 will impact the Company’s accounting for future acquisitions and related transaction costs.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

Net revenues during the three months ended March 31, 2008 increased to $14.2 million from $13.0 million in 2007.

	Three Months Ended March 31,
	2008	2007
Theatre
Products	$12,212,937	$10,792,161
Services	766,761	935,380
Total theatre revenues	12,979,698	11,727,541
Lighting	1,075,217	1,044,368
Other	142,257	158,841

Total net revenues	$14,197,172	$12,930,750

Theatre Segment

Sales of theatre products increased to $13.0 million in 2008 from $11.7 million in 2007 reflecting sales of digital projection equipment which increased to $4.4 million from $0.7 million in 2007. This increase was primarily due to recording revenue in 2008 for orders secured in 2007 and shipped during the fourth quarter of 2007 and the first quarter of 2008 on deferred payment terms. The remaining revenue increase resulted from the purchase of Marcel Desrochers, Inc. (MDI), a Canadian-based manufacturer of cinema projection screens, during the fourth quarter of 2007 and which generated $1.0 million of revenue (excluding intercompany revenue) during the quarter.

Other theatre products experiencing higher sales included lenses which increased to $0.5 million from $0.4 million a year-ago. Sales of xenon lamps also rose during the quarter to $1.9 million from $1.6 million a year ago reflecting market share gains and increased business with one of the large theatre chains.

We did experience lower sales of film projection equipment which declined to $2.7 million in 2008 from $6.1 million a year-ago. The decline in sales resulted from a combination of equipment which could not be shipped due to credit considerations, customers delaying shipment dates and a general decline in demand due to the industry transition to digital cinema. Included in film equipment revenues were sales of used equipment which amounted to $0.4 million compared to $0.5 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

Service revenues also declined in 2008 to $0.8 million from $0.9 million a year-ago as the division is feeling the effects of the decline in the traditional film business without a corresponding increase in digital service due to the delay in the digital rollout.

Sales of replacement parts were also impacted by the industry transition falling to $1.7 million from $2.0 million during 2007.

Our top ten theatre customers accounted for approximately 60% of total theatre revenues compared to 53% a year-ago.

Lighting Segment

Sales of lighting products increased to $1.1 million in 2008 from $1.0 million a year-ago due to increased demand for follow spotlight sales which rose to $0.7 million from $0.5 million during 2007.

Replacement parts were flat at $0.2 million for both 2008 and 2007 periods.

Sky-Tracker sales declined to less than $0.1 million during 2008 from $0.2 million a year-ago.

Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturns amounted to $0.2 million in 2008 from $0.1 million in 2007.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $4.0 million in 2008 from $2.5 million in 2007 resulting primarily from increased demand in Latin America and Asia. In addition, MDI, the Canadian subsidiary we purchased in late 2007 helped increase sales in Canada from $0.1 million in 2007 to $0.5 million in 2008. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $2.3 million in 2008 from $2.7 million in 2007 and as a percent of revenue declined to 16.3% from 21.0% in 2007 due to the reasons discussed below.

Gross profit in the theatre segment fell to $1.9 million in 2008 from $2.4 million in 2007 and as a percentage of sales declined to 15.0% from 20.4% a year-ago. The margin reflects the transition to digital technology that is taking place in the theatre industry. During 2008 we sold $4.4 million of digital equipment which we distribute through an agreement with NEC Corporation of America. The gross margin on these sales is significantly lower than the margin we currently experience on our film projectors. However, the sales price on the digital projectors is higher than what we receive on film projectors which causes the gross margin dollars to be more comparable. Our margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and at the same time, we are growing the infrastructure in anticipation of the upcoming digital cinema rollout. This combination is resulting in the division experiencing negative margins putting pressure on our overall margin. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates. At that time, margins are expected to increase. Gross margins also continue to be impacted by higher manufacturing costs pertaining to purchasing in lower quantities, rising raw material costs and less manufacturing throughput in the Omaha plant to cover fixed overhead costs.

The gross profit in the lighting segment was comparable to the year-ago period at $0.3 million but as a percent of revenues rose to 27.9% from 24.3% a year-ago. The results reflect a product mix consisting of the higher-margin spotlight business.

Selling and Administrative Expenses

Selling and administrative expenses increased to $2.8 million in 2008 from $2.2 million in 2007 and as a percent of revenue increased to 19.8% in 2008 from 17.1% in 2007.

Administrative costs increased to $2.0 million or 14.3% of revenues compared to $1.4 million or 11.1% a year-ago. During 2008, we experienced higher costs pertaining to our year-end audit and for Sarbanes/Oxley compliance resulting in additional costs of $0.3 million compared to a year-ago. In addition we experienced an increase in professional fees pertaining to due diligence work performed on a terminated acquisition. Other items increasing administrative costs included hiring additional personnel to assist with Sarbanes/Oxley Compliance and adding additional management. Administrative expenses also rose by $0.2 million pertaining to MDI, the Canadian subsidiary we purchased in the fourth quarter of 2007.

Selling expenses were comparable to 2007 at $0.8 million, respectively, but as a percent of revenues declined to 5.5% from 6.1% a year-ago.

Other Financial Items

We recorded interest income of $146,000 during 2008 compared to $218,000 a year-ago as our average cash and investment balances were lower. Interest expense decreased to $8,500 from $10,200 in 2007.

We recorded an income tax benefit of $0.2 million in 2008 compared to income tax expense of $0.3 million in 2007. The change primarily resulted from a decrease in pre-tax income and the impact of tax-free interest income and foreign tax rates.

For the reasons outlined herein, we experienced a net loss of $0.3 million and basic and diluted loss per share of $0.02 in 2008, respectively, compared to net income of $0.6 million and basic and diluted earnings per share of $0.04 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from our operating cash flows. We ended the first quarter with total cash and cash equivalents of $4.5 million. Additionally, we have approximately $12.0 million of investments in auction-rate securities (ARS) which are classified as available-for-sale securities. The ARS investments are held within closed-end funds which are AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. The ARS are perpetual investments with no stated contractual maturity date. These investments are intended to provide liquidity via an auction process that resets the applicable interest rate every seven days allowing investors to either roll over their holdings or gain immediate liquidity by selling such investments at par.

During the current period, the market for our investments in auction-rate securities began experiencing a liquidity issue when failure of the auctions occurred for all securities we hold due to an imbalance of buyers and sellers for the securities. We cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, we may be unable to liquidate the auction-rate securities held until a successful auction occurs. Based on the continued unsuccessful auctions of these investments, the investment securities were reclassified to noncurrent assets within the Consolidated Balance Sheet at March 31, 2008.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to financial assets and liabilities. Under SFAS No. 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange.

SFAS No.157 establishes a hierarchy for fair value measurements based upon observable independent market inputs and unobservable market assumptions. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Considerable judgment is required in interpreting market data used to develop the estimates of fair value. The following represents the three categories of inputs used in determining the fair value of financial assets and liabilities:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are used in the measurement of assets and liabilities. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing the asset or liability.

Due to the continued imbalance of buyers and sellers in the market for auction-rate securities, quoted market prices in an active market or observable market based inputs and unobservable inputs corroborated by market data are not available. Therefore, to determine the fair value of the auction-rate securities, a third party valuation was performed using a cash flow model that required management to make certain projections and assumptions that would be used by market participants in the pricing of the auction-rate securities. The assumptions used in preparing this model included, among other items, estimates for interest rates, default and recovery rates, illiquidity risk and an estimate for the timing of full redemption of the securities. Based on the valuations obtained, an impairment of approximately $1.0 million was recorded.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, an impairment in the fair value of the investment securities should be classified as “temporary” or “other than temporary.” The differentiating factors between a temporary and an other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of a Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this guidance we determined the impairment should be classified as “temporary” and will be recorded as an unrealized loss which is excluded from earnings and recorded in the other comprehensive income (loss) component of stockholders’ equity.

We believe that as of March 31, 2008, there is sufficient capital to run our business with our cash position and our ability to draw on our credit facilities such that the current lack of liquidity in the auction-rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans. (See Note 6 to the Notes to Consolidated Financial Statements). We continue to receive interest at a maximum default rate on the auction-rate securities and believe, due to our ability to fund our operations while a current lack of liquidity exists in the auction-rate market and the attributes of the auction-rate securities held, the full value of the auction-rate securities held will be realized upon settlement in the future. However, if market conditions would deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges which could also impact our results of operations or liquidity and capital resources in future periods.

We are a party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 28, 2008. This credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under this credit facility amounted to $4.0 million at March 31, 2008. No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.5% at March 31, 2008) and pay a fee of 0.125% on the unused portion. Effective March 31, 2008, we entered into a Seventh Amendment to our Original Credit Facility to allow an interim extension of credit (the “Interim Credit Facility”) in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities as defined in the Seventh Amendment. The Interim Credit Facility expires on March 30, 2009. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends. All of our personal property and certain stock in our subsidiaries secure the credit facilities. No amounts are currently outstanding under either of the credit facilities.

Net cash provided by operating activities amounted to $0.7 million in both the 2008 and 2007 quarters. We achieved this despite experiencing a loss from operations due to turning a significant amount of our consignment inventory into cash resulting in a net inflow of cash of $1.8 million from this inventory.

Net cash used in investing activities amounted to $0.4 million in 2008 compared to cash provided by investing activities of $2.2 million in 2007. During 2008 we incurred $0.3 million of capital expenditures and invested $0.1 million in our MDI subsidiary and our Joint Venture with RealD (Digital Link II). During 2007, investing outflows consisted of the $0.2 million purchase of a product line within the lighting segment and capital expenditures of $0.1 million. We did generate $2.5 million in proceeds from the sale of investment securities during the first quarter of 2007.

Net cash provided by financing activities amounted to $0.1 million in 2007 resulting primarily from activity related to our stock plans. We did not experience any financing activities in 2008.

Transactions with Related and Certain Other Parties

There were no significant transactions with related and certain other parties during the first quarter of fiscal year 2008.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 55% of 2008 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 54% of net consolidated receivables at March 31, 2008. Sales to Regal Cinemas, Inc. and Cinemark USA each represented over 10% of consolidated sales. Additionally, receivables from Vari International and Cinemark USA each represented over 10% of net consolidated receivables at March 31, 2008. While we believe our relationships with these customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of investments in auction-rate securities and accounts receivable. See Note 6 to the Notes to Consolidated Financial Statements for further discussions of the risks related to holding auction-rate securities. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

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

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Non-competition agreement	100,000	25,000	25,000	—	50,000	—	—
Postretirement benefits	212,415	19,363	22,320	17,829	18,895	19,878	114,130
Operating leases	1,309,690	245,654	283,852	280,414	280,414	219,356	—
Contractual cash obligations	$1,622,105	290,017	331,172	298,243	349,309	239,234	114,130

We have a contractual obligation to pay up to $150,000 to High End Systems, Inc. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of Technobeam® business. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business. In addition, we have accrued approximately $0.2 million for the estimated underpayment of income taxes we may be obligated to pay.

Seasonality

Generally, our business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. We believe that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Environmental and Legal

See Note 21 to the Consolidated Financial Statements for a full description of all environmental and legal matters.

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

We are also exposed to foreign exchange risk through subsidiaries located in Canada and Asia.  Based on historical data a 10% devaluation of the U.S. dollar would have less than a 1% impact to the Company.

We have also evaluated our exposure to fluctuations in interest rates. If we would borrow up to the maximum amount available under our variable interest rate Original Credit Facility, a one percent increase in the interest rate would increase interest expense by $40,000 per annum. No amounts are currently outstanding under the credit facility. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

We have also evaluated our exposure to changes in the market price of our auction-rate securities as a result of the current liquidity in the auction-rate market. A one percent decrease in the average market price of our auction-rate securities would have an effect on comprehensive income of approximately $0.1 million.

We have not historically and are not currently using derivative instruments to manage the interest rate and foreign currency risks.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

A review of the Company’s current litigation is disclosed in note 21 to the Consolidated Financial Statements.

Item 1A. Risk Factors

Item 1A, “Risk Factors” of the Company’s 2007 Annual Report on Form 10-K includes a detailed discussion of the Company’s risk factors.There have been no material changes to the risk factors as previously disclosed in Item 1A of the Form 10-K.

Item 6. Exhibits

See the Exhibit Index on page 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date:	May 12, 2008	Date:	May 12, 2008

EXHIBIT INDEX

4.2.8

Seventh Amendment to the Revolving Credit Agreement dated March 31, 2008 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on April 4, 2008).

4.2.9	Secured Business Promissory Note dated March 31, 2008 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2 to the form 8-K as filed on April 4, 2008).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.•

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith