Form 10-K/A
period 2007-12-31
BALLANTYNE OF OMAHA INC
filed 2008-06-30
CIK 946454

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

        Ballantyne of Omaha, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K") to reflect the inclusion of separate financial statements of Digital Link II, LLC, a fifty percent or less owned entity of the Company, as required under Rule 3-09 of Regulation S-X. The separate financial statements required are attached as Exhibit 99. The Amendment did not impact the Company's revenue, net income, total assets, stockholders' equity or earnings per share.

        Except for Item 15(a)3 of Part IV, no other information included in the Form 10-K is being amended. The remaining Items contained within this Amendment consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this Amendment to speak as of any later date. Accordingly, this Form 10-K/A should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: June 30, 2008		Date: June 30, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II Chairman
Date: June 30, 2008
By:	/s/ ALVIN ABRAMSON Alvin Abramson, Director
Date: June 30, 2008
By:	/s/ CHRISTOPHER E. BEACH Christopher E. Beach, Director
Date: June 30, 2008
By:	/s/ MARC E. LEBARON Marc E. LeBaron, Director
Date: June 30, 2008
By:	/s/ MARK D. HASEBROOCK Mark D. Hasebroock, Director
Date: June 30, 2008

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Form S-8, File No. 333-139177 (the "Form S-8")).
3.1.1	First Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form S-8).
3.1.2	Second Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form S-8).
3.1.3	Third Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1.3 to the Form S-8).
3.2	Bylaws of the Company. †
3.2.1	First Amendment to Bylaws of the Company. †
3.2.2	Second Amendment to Bylaws of the Company. †
3.2.3	Third Amendment to the Bylaws of the Company. †
3.2.4	Fourth Amendment to the Bylaws of the Company. †
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
10.11	Definitive Agreement between the Company and NEC Viewtechnology Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.12	Equipment Purchase Agreement between the Company and Digital Link LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).
10.13	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link L.L.C. (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q for the quarter ended September 30, 2006).

10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 10, 2007 (incorporated by reference to the Form 8-K/A as filed on December 20, 2007).
10.15	Asset Purchase Agreement between the Strong Digital Systems, Inc. and Marcel Desrochers, Inc. dated October 12, 2007 (incorporated by reference to the Form 8-K/A as filed on December 28, 2007).
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:
	Name	Jusrisdiction of Incorporation
a.	Strong Westrex, Inc	Nebraska
b.	Strong Technical Services, Inc	Nebraska
c.	Xenotech Rental Corp	Nebraska
d.	BTN Manufacturing, Inc	Nebraska
e.	Xenotech Strong, Inc	Nebraska
f.	Strong Digital Systems, Inc. (owns 100% of one foreign corporation)	Canada

23	Consent of KPMG LLP. •
23.1	Consent of Ernst & Young, LLP. •
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •
99	Financial Statements of Digital Link II, LLC for the Twelve Months Ended March 31, 2008 and the One Month Ended March 31, 2007. •

*
Management contract or compensatory plan.

•
Filed herewith.

†
Previously filed.

QuickLinks

Explanatory Note
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