Form 10-Q
period 2008-06-30
BALLANTYNE OF OMAHA INC
filed 2008-08-11
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 9, 2008
Common Stock, $.01, par value	14,001,063 shares

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statement

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,864,083	$4,220,355
Restricted cash	1,194,229	1,191,747
Short-term investments	—	13,000,000
Accounts receivable (less allowance for doubtful accounts of $555,784 in 2008 and $534,526 in 2007)	7,850,192	7,841,348
Inventories, net	11,581,763	9,883,555
Recoverable income taxes	1,795,774	1,365,530
Deferred income taxes	2,035,450	1,695,926
Consignment inventory	311,808	2,767,899
Other current assets	654,128	322,102
Total current assets	30,287,427	42,288,462

Investment in securities	10,828,655	—
Investment in Digital Link II joint venture	3,447,499	3,727,485
Property, plant and equipment, net	3,664,381	3,633,124
Goodwill	2,392,882	2,420,993
Intangible assets, net	1,781,002	2,047,185
Other assets	32,952	23,099
Total assets	$52,434,798	$54,140,348

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,418,437	$6,134,703
Warranty reserves	347,571	381,710
Accrued group health insurance claims	273,915	201,687
Accrued bonuses	156,874	54,178
Other accrued expenses	2,146,856	2,151,413
Customer deposits	951,069	974,910
Total current liabilities	9,294,722	9,898,601
Deferred income taxes	112,466	98,532
Other accrued expenses, net of current portion	1,231,882	1,101,517
Total liabilities	10,639,070	11,098,650

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,098,868 shares in 2008 and 15,956,243 in 2007	160,988	159,562
Additional paid-in capital	34,840,024	34,637,868
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(188,117)	(59,427)
Pension liability adjustment	75,833	75,833
Unrealized loss on investments in securities	(946,345)	—
Retained earnings	23,168,799	23,543,316
	57,111,182	58,357,152
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	41,795,728	43,041,698
Total liabilities and stockholders’ equity	$52,434,798	$54,140,348

See accompanying notes to the condensed consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$13,643,104	$12,659,994	$27,840,276	$25,590,744
Cost of revenues	11,593,249	10,177,781	23,480,540	20,386,747
Gross profit	2,049,855	2,482,213	4,359,736	5,203,997
Selling and administrative expenses:
Selling	742,718	709,736	1,530,520	1,492,352
Administrative	1,634,972	1,594,003	3,660,268	3,027,050
Goodwill impairment	—	639,466	—	639,466
Total selling and administrative expenses	2,377,690	2,943,205	5,190,788	5,158,868
Gain on the transfer of assets	—	1,230	—	234,557
Gain on the sale of a assets	258,170	—	258,170	—
Loss on disposal of fixed assets	—	—	(1,285)	(11,004)
Income (loss) from operations	(69,665)	(459,762)	(574,167)	268,682
Interest income	129,350	206,930	275,536	425,243
Interest expense	(9,163)	(8,897)	(17,698)	(19,154)
Equity in loss of joint venture	(184,909)	(73,380)	(297,900)	(73,380)
Other income (expense), net	19,882	(24,731)	46,674	(72,752)
Income (loss) before income taxes	(114,505)	(359,840)	(567,555)	528,639
Income tax benefit (expense)	(5,576)	162,674	193,038	(153,066)
Net income (loss)	$(120,081)	$(197,166)	$(374,517)	$375,573

Basic earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$0.03
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$0.03
Weighted average shares outstanding:
Basic	13,890,882	13,813,048	13,874,661	13,789,603
Diluted	13,890,882	13,813,048	13,874,661	14,081,439

See accompanying notes to the condensed consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(374,517)	$375,573
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	26,680	47,500
Provision for obsolete inventory	336,069	420,176
Depreciation of consignment inventory	593,625	544,643
Depreciation of property, plant, and equipment	451,900	536,521
Amortization of intangibles	220,076	44,251
Equity in loss of joint venture	297,900	73,380
Goodwill impairment	—	639,466
Loss on disposal of fixed assets	1,285	11,004
Gain on sale of assets	(258,170)	—
Deferred income taxes	(306,424)	(644,440)
Share-based compensation expense	75,022	54,067
Excess tax benefits from stock options exercised	(92,362)	(124,321)
Changes in assets and liabilities:
Accounts receivable	146,607	606,149
Inventories	(2,074,911)	(5,266,026)
Consignment inventory	1,862,466	(268,354)
Other current assets	(264,799)	(11,145)
Accounts payable	(952,077)	940,570
Warranty reserves	(33,778)	(100,851)
Accrued group health insurance claims	72,228	(48,337)
Accrued bonus	102,696	146,184
Other accrued expenses	60,091	(328,726)
Customer deposits	(22,177)	229,087
Current income taxes	(305,425)	(115,414)
Other assets	(1,850)	7,300
Net cash used in operating activities	(439,845)	(2,231,743)

Cash flows from investing activities:
Increase in acquisition costs	(46,969)	(183,364)
Investment in joint venture	(17,914)	(276,755)
Proceeds from sale of assets	271,360	—
Increase in restricted investments	(2,482)	(4,483)
Capital expenditures	(492,115)	(206,778)
Proceeds from sales of investment securities	1,225,000	2,500,000
Net cash provided by investing activities	936,880	1,828,620

Cash flows from financing activities:
Payments on long-term debt	—	(14,608)
Proceeds from exercise of stock options	59,113	54,311
Excess tax benefits from stock options exercised	92,362	124,321
Net cash provided by financing activities	151,475	164,024

Effect of exchange rate changes on cash and cash equivalents	(4,782)	—
Net increase (decrease) in cash and cash equivalents	643,728	(239,099)
Cash and cash equivalents at beginning of year	4,220,355	2,622,654
Cash and cash equivalents at end of year	$4,864,083	$2,383,555

See accompanying notes to the condensed consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

1.     Nature of Operations

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K filing.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for fiscal 2007.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.  The results for interim periods are not necessarily indicative of trends or results expected for a full year. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Certain amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2008 presentation.

Revenue Recognition

Ballantyne manufactures and sells motion picture projectors which are highly complex and have many components that make up a complete system, which is referred to as an “integrated system.” Each customer selects options for certain components that they select in determining the integrated system they chose to purchase. To recognize revenue, the Company follows the requirements of Staff Accounting Bulletin 104, Revenue Recognition, which consists of performing the following:

•                  Persuasive evidence of an arrangement exists

•                  Delivery has occurred or services have been rendered

•                  The seller’s price to the buyer is fixed or determinable

•                  Collectibility is reasonably assured

Once the customer has determined the features for their “integrated system,” the Company manufactures the system to their preference and then ships the system when it is complete. Revenue is generally recognized upon shipment of the product to the third party. In those limited situations where the shipping terms are FOB destination point, the Company recognizes revenue when the product is delivered.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

Consignment Inventory

Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Additionally, during 2007, the Company entered into operating lease agreements with third party customers for the use of the projection equipment of which a majority of the projection equipment was sold during the first quarter of 2008. The Company recognized revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition, upon delivery of title to customer. No other income was generated under these operating lease agreements. The Company considered the guidance contained within ARB 43, EITF 01-08 and SFAS No. 13 to determine the proper accounting treatment for the agreements referenced above.

Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.3 million and $2.8 million at June 30, 2008 and December 31, 2007, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) will be effective for the Company’s business combinations occurring on or after January 1, 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for the Company beginning in the first quarter of its fiscal year 2010. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

3.   Investment in Digital Link II Joint Venture

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity, Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of June 30, 2008, total current and non-current assets of the joint venture amounted to approximately $1.0 million and $8.6 million, respectively. Total liabilities and equity at June 30, 2008 amounted to $1.5 million and $8.1 million, respectively. The joint venture, which operates on a fiscal year end of March 31, 2008, reported a net loss for the three months ended June 30, 2008 of approximately $0.3 million which primarily resulted from depreciation expense related to projection equipment on consignment to third party customers.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements. The Company’s portion of losses of the LLC amounted to approximately $0.3 million for the six months ended June 30, 2008.

4.   Earnings (Loss) Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings (loss) per share:
Income (loss) applicable to common stock	$(120,081)	$(197,166)	$(374,517)	$375,573
Weighted average common shares outstanding	13,890,882	13,813,048	13,874,661	13,789,603
Basic earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$0.03

Diluted earnings (loss) per share:
Income (loss) applicable to common stock	$(120,081)	$(197,166)	$(374,517)	$375,573
Weighted average common shares outstanding	13,890,882	13,813,048	13,874,661	13,789,603
Assuming conversion of options outstanding	—	—	—	291,836
Weighted average common shares outstanding, as adjusted	13,890,882	13,813,048	13,874,661	14,081,439
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$0.03

For the three and six months ended June 30, 2008, options and restricted stock outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders.  For the three months ended June 30, 2007, options outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders. For the six months ended June 30, 2007, options to purchase 101,063 shares of common stock at a weighted average price of $9.71 per share were outstanding, but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.  Options outstanding as of June 30, 2008 expire in December 2008.

5.   Business Acquisitions

On October 12, 2007, the Company, through a wholly-owned subsidiary, Strong Digital Systems, Inc., acquired 100% of the outstanding shares of Marcel Desrochers, Inc. (MDI), a manufacturer and supplier of film and digital cinema screens, for cash consideration. As a result of the acquisition, MDI is forming a core business established to supply cinema screens to the digital and film cinema marketplace. The total purchase price of MDI at the date of acquisition was $2.5 million including cash acquired. The purchase price excluded an additional $0.9 million of restricted funds that were placed in escrow to secure certain indemnification and other obligation contingencies. Funds for the purchase were provided by internally generated cash flows. Direct transaction costs related to the acquisition amounted to $0.4 million.

Goodwill recorded in connection with these acquisitions represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and are expected to be deductible for tax purposes.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

6.   Comprehensive Income (Loss)

The accumulated other comprehensive income (loss), net, shown in the Company’s consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2008	2007	2008	2007
Comprehensive income (loss):
Net income (loss)	$(120,081)	$(197,166)	$(374,517)	$375,573
Other comprehensive income (loss):
Unrealized gain (loss) on investment in securities	96,375	—	(946,345)	—
Foreign currency translation adjustment	30,576	—	(128,690)	—
Total comprehensive income (loss)	$6,870	$(197,166)	$(1,449,552)	$375,573

7.    Sale of Product Line

During the second quarter, the Company sold its Coater and Marinade product line in exchange for $275,000 in cash. In connection with the sale, the Company recorded a pre-tax net gain of approximately $258,000 ($159,000 after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

The Company recorded the sale of the Coater and Marinade product line in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on the guidance, the Coater and Marinade product line is not considered a separate accounting component of the Company as the cash flows of the product line cannot be clearly distinguished from the rest of the Company. Therefore, Company has not presented the operations of the Coater and Marinade product line as discontinued operations.

8.    Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to financial assets and liabilities. Under SFAS No. 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange. Pursuant to the provisions of FSP No. 157-2, the Company has decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

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

Because of the inability to trade these investments, a readily determinable fair value using market observables (Level 1 input) does not exist. Therefore, in accordance with SFAS No. 157, “Fair Value Measurement,” the Company obtained Gifford Fong Associates, a third party valuation expert, to assist with the determination of the estimated fair value of its auction-rate securities (Level 3 input). The valuation expert used a cash flow model to determine the fair value of these securities. The significant inputs and assumptions used in preparing this model are summarized as follows:

•                  Interest rate indices – LIBOR curve and commercial paper rates obtained.

•                  Rating transition matrix – the rating transition matrix gives transition probabilities for the underlying collateral migrating from one rating level to another in one year, particularly the transition probability to default status. The rating transition matrix is constructed from rating migration and default data published by various rating agencies.

•                  Default and recovery rates – the default rate is estimated using a credit spread (discount margin) over the risk free rate curve obtained.

•                  Illiquidity risk – in a distressed market, investors may not be able to find willing buyers, hence reduced liquidity.

•                  Estimate for the timing of full redemption of the securities – the full redemption is estimated to take place in two years on the historical observation that economic cycles usually turn around in two years.

•                  Estimated weighted average coupon – the yield, considered to be the weighted average cost of capital (WACC), is related to the financial strength and outlook of each fund.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements under the provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
Description	6/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$10,828,655	$—	$—	$10,828,655
Total	$10,828,655	$—	$—	$10,828,655

A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to June 30, 2008 follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Auction-Rate Securities	Total
Beginning balance	$13,000,000	$13,000,000
Total gains or losses (realized/unrealized)
Included in income (or changes in net assets)	—	—
Included in other comprehensive income (loss)	(946,345)	(946,345)
Purchases, issuances and settlements	(1,225,000)	(1,225,000)
Transfers in and/or out of Level 3	—	—
Ending balance	$10,828,655	$10,828,655

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	—	—

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

9.    Investments

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

During 2008, the market for the Company’s investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may be unable to liquidate the auction rate securities held until a successful auction occurs or the securities are redeemed by the issuer of the investments. Based on the continued unsuccessful auctions of these investments, the investment securities have been reclassified to noncurrent assets within the Consolidated Balance Sheet as of June 30, 2008.

Due to the inability to trade all of the Company’s investments in auction-rate securities in the current market, the Company continues to earn interest on its investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned is 3.22%.

Based on the valuations performed (Note 8), the Company determined there was an impairment in the fair value of its investments of approximately $0.9 million. When events or circumstances exist that require the Company to record an impairment on its investments, the Company determines whether the impairment should be classified as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this assessment as of June 30, 2008, the Company determined the impairment in the fair value of its investments is temporary.

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

10.   Inventories

Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials and components	$6,194,052	$4,911,345
Work in process	1,271,300	772,055
Finished goods	4,116,411	4,200,155
	$11,581,763	$9,883,555

The inventory balances are net of reserves of approximately $2,430,000 and $1,901,000 as of June 30, 2008 and December 31, 2007, respectively.

11.   Property, Plant and Equipment

Property, plant and equipment include the following:

	June 30,	December 31,
	2008	2007
Land	$313,500	$313,500
Buildings and improvements	3,962,989	3,962,989
Machinery and equipment	7,442,365	7,199,257
Office furniture and fixtures	1,867,758	1,662,578
	13,586,612	13,138,324
Less accumulated depreciation	(9,922,231)	(9,505,200)
Net property, plant and equipment	$3,664,381	$3,633,124

Depreciation expense amounted to approximately $232,000 and $452,000 for the three and six months ended June 30, 2008, respectively, as compared to approximately $267,000 and $537,000 for the three and six months ended June 30, 2007.

12.   Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. The Company recorded a receivable for the amount of the income tax refund due to the Company primarily as a result of estimated payments made by the Company during 2007 in excess of the amounts actually owed. The Company also has recorded a receivable for the carry back of certain net operating losses to previous year’s taxable income resulting in an additional tax refund due.  In addition, during the second quarter of 2008, the Company recorded an adjustment of approximately $50,000 to correct for a subsidiary’s underaccrual of income taxes owed at December 31, 2007.  Management determined that the effect of this item on previously reported periods was not material.

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

Ballantyne of Omaha, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2004 through 2007. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdictions statute of limitations. The Company does not currently have any examinations in process.

An estimate for the underpayment of income taxes, including interest and penalties are classified as a component of tax expense in the consolidated statements of operations.  The estimate approximated $0.2 million as of June 30, 2008 and December 31, 2007, respectively.  The accruals largely related to state tax matters.

13.           Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary. The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warranty accrual at beginning of period	$392,159	$578,703	$381,710	$617,052
Charged to expense	52,553	49,693	101,552	92,943
Amounts written off, net of recoveries	(97,141)	(112,195)	(135,691)	(193,794)
Warranty accrual at end of period	$347,571	$516,201	$347,571	$516,201

14.    Debt

We are a party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 28, 2008. The Company intends to renew the credit facility prior to its expiration. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2008. No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.25% at June 30, 2008) and pay a fee of 0.125% on the unused portion.

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

15.    Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At June 30, 2008, $386,883 is due from Digital Link. Only the payments received since inception in 2006 on the note receivable totaling $393,117 were recorded as revenue with the remaining amounts to be recognized as revenue in future periods when payment is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. Additionally, until collections from Digital Link can be reasonably assured, no receivable will be recorded on this transaction. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

16.    Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2008	2007
Cash paid during the period for:
Interest	$3,514	$8,770
Income taxes	$470,434	$912,920

Non-cash investing activities:
Non-cash investment in joint venture	$—	$2,543,771

17.    Stock Compensation

The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $56,524 and $24,729 for the three months ended June 30, 2008 and 2007 and $75,022 and $54,067 for the six months ended June 30, 2008 and 2007, respectively.

Stock Options

The Company currently maintains a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which has been approved by the Company’s stockholders. During the current period, the Board of Directors made the decision to discontinue granting further stock options under this Plan.  The Company also maintains a 1995 Employee Stock Option Plan and a 1995 Directors Stock Plan which both expired in 2005, however, there are outstanding stock options remaining under these two expired plans.

All past and future grants under the Company’s stock option plans were granted at prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date. No stock options were granted during the six months ended June 30, 2008 and 2007, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	443,750	$2.33	3.41	$1,594,983
Granted	—	—
Exercised	(73,625)	$0.80
Forfeited	—	—
Outstanding at June 30, 2008	370,125	$2.63	2.97	$787,675
Exercisable at June 30, 2008	370,125	$2.63	2.97	$787,675

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2008.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Options outstanding at June 30, 2008			Exercisable at June 30, 2008
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$ 0.62 to 0.63	210,000	3.83	$0.62	210,000	3.83	$0.62
$ 4.25 to 4.75	118,125	2.32	4.55	118,125	2.32	4.55
$ 7.30	42,000	0.51	7.30	42,000	0.51	7.30
$ 0.62 to 7.30	370,125	2.97	$2.63	370,125	2.97	$2.63

Restricted Stock Plan

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the compensation committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan is 250,000 shares. The plan expires in September 2010. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vest at January 2009 with the remaining shares being earned if the Company achieves certain earning thresholds, as defined within the restricted stock agreements. Once the shares are earned, vesting would occur on January 1, 2010. At June 30, 2008, 196,000 shares remain available for issuance under the Plan.

On May 21, 2008, the Company’s Stockholders approved the Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Non-Employee Director Stock Option Plan. The total number of shares reserved for issuance under the plan is 120,000 shares. During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan. The shares vest the day after the Company’s 2009 Annual Meeting. At June 30, 2008, 105,000 shares remain available for issuance under the Plan.

In connection with restricted stock granted to certain employees and non-employee directors, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At June 30, 2008, 123,746 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

18.    Postretirement Health Care

Components of the net period benefit cost for the Company’s post retirement health care plan includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$—	$2,979	$—	$5,958
Interest cost	4,974	5,420	9,948	10,838
Amortization of prior-service cost	—	5,597	—	11,195
Total net periodic benefit cost	$4,974	$13,996	$9,948	$27,991

The Company expects to pay $20,874 of benefits under its postretirement benefit plan in 2008.  As of June 30, 2008, benefits of $3,221 have been paid.

19.           Subsequent Event

On July 28, 2008, the Company provided guarantee to a note entered into by its joint venture, Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The loan provides for borrowings of approximately $1.3 million and bears interest equal to 7% per annum. The Company’s guarantee of the note is limited to its 44.4% ownership percentage, which amounts to approximately $0.6 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the note outstanding, which amounts to approximately $0.7 million. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

20.   Concentrations

The Company’s top ten customers accounted for approximately 48% of 2008 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 47% of net consolidated receivables at June 30, 2008. Sales to Regal Cinemas, Inc. represented over 10% of consolidated sales. Additionally, receivables from Vari International and Marcus Cinemas each represented over 10% of net consolidated receivables at June 30, 2008. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from its significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. It could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which it sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk primarily consist of accounts receivables.  The Company sells product to a large number of customers in many different geographic regions.  To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

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

As of June 30, 2008, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, motion picture screens, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intersegment sales are eliminated in consolidation.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue
Theatre
Products	$11,610,471	$10,571,798	$23,823,408	$21,363,959
Services	753,853	922,323	1,520,614	1,857,703
Total theatre	12,364,324	11,494,121	25,344,022	23,221,662
Lighting	1,235,735	973,505	2,310,952	2,017,873
Other	43,045	192,368	185,302	351,209
Total revenue	$13,643,104	$12,659,994	$27,840,276	$25,590,744
Gross profit
Theatre
Products	$2,326,435	$2,225,839	$4,541,535	$4,404,380
Services	(599,177)	4,044	(864,791)	221,927
Total theatre	1,727,258	2,229,883	3,676,744	4,626,307
Lighting	302,599	170,148	602,172	423,724
Other	19,998	82,182	80,820	153,966
Total gross profit	2,049,855	2,482,213	4,359,736	5,203,997
Selling and administrative expenses:
Selling	(742,718)	(709,736)	(1,530,520)	(1,492,352)
Administrative	(1,634,972)	(1,594,003)	(3,660,268)	(3,027,050)
Goodwill impairment	—	(639,466)	—	(639,466)
Gain on transfer of assets	—	1,230	—	234,557
Gain on sale of assets	258,170	—	258,170	—
Loss on disposal of fixed assets	—	—	(1,285)	(11,004)
Operating income (loss)	(69,665)	(459,762)	(574,167)	268,682
Net interest income	120,187	198,033	257,838	406,089
Equity in loss of joint venture	(184,909)	(73,380)	(297,900)	(73,380)
Other income (expense), net	19,882	(24,731)	46,674	(72,752)
Income (loss) before income taxes	$(114,505)	$(359,840)	$(567,555)	$528,639
Expenditures on capital equipment
Theatre
Products	$141,462	$52,114	$316,636	$124,338
Services	46,778	41,373	161,097	73,105
Total theatre	188,240	93,487	477,733	197,443
Lighting	4,695	3,726	14,382	9,335
Total	$192,935	$97,213	$492,115	$206,778
Depreciation and amortization
Theatre
Products	$555,667	$508,379	$1,110,838	$994,474
Services	62,860	49,951	120,478	95,101
Total theatre	618,527	558,330	1,231,316	1,089,575
Lighting	17,299	22,040	34,285	35,840
Total	$635,826	$580,370	$1,265,601	$1,125,415

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

Summary by Business Segments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss on disposal of fixed assets
Theatre
Products	$—	$—	$(1,285)	$(11,004)
Services	—	—	—	—
Total theatre	—	—	(1,285)	(11,004)
Lighting	—	—	—	—
Total	$—	$—	$(1,285)	$(11,004)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gain on transfer of assets
Theatre
Products	$—	$1,230	$—	$234,557
Services	—	—	—	—
Total theatre	—	1,230	—	234,557
Lighting	—	—	—	—
Total	$—	$1,230	$—	$234,557

	June 30,	December 31,
	2008	2007
Identifiable assets
Theatre
Products	$46,150,466	$47,442,283
Services	1,991,549	2,195,660
Total theatre	48,142,015	49,637,943
Lighting	3,994,912	3,970,457
Other	297,871	531,948
Total identifiable assets	$52,434,798	$54,140,348

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

Summary by Business Segments (continued)

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue
United States	$8,714,578	$9,794,217	$18,885,559	$20,248,461
Canada	291,117	170,924	784,670	246,304
Asia	2,135,629	1,554,170	3,913,414	2,892,275
Latin America	1,566,422	679,164	2,821,733	1,317,477
Europe	615,166	260,119	1,017,820	683,950
Other	320,192	201,400	417,080	202,277
Total	$13,643,104	$12,659,994	$27,840,276	$25,590,744

	June 30,	December 31,
	2008	2007
Identifiable assets
United States	$43,340,333	$45,359,184
Canada	5,941,337	5,762,761
Asia	3,153,128	3,018,403
Total	$52,434,798	$54,140,348

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for our products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support our future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 91% of our revenues for the six months ended June 30, 2008 were from theatre products, 8% were lighting products and 1% were from other products.

Critical Accounting Policies and Estimates

In preparing the Company’s condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.

Our accounting policies and estimates that are most critical to the presentation of the Company’s results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2007. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after January 1, 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for the Company beginning in the first quarter of its fiscal year 2010. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues

Net revenues during the three months ended June 30, 2008 increased to $13.6 million from $12.7 million in 2007.

	Three Months Ended June 30,
	2008	2007
Theatre
Products	$11,610,471	$10,571,798
Services	753,853	922,323

Total theatre revenues	12,364,324	11,494,121
Lighting	1,235,735	973,505
Other	43,045	192,368

Total net revenues	$13,643,104	$12,659,994

Theatre Segment

Sales of theatre products and services increased to $12.4 million in 2008 from $11.5 million in 2007 reflecting higher sales of digital projection equipment which increased to $2.6 million from $0.7 million in 2007 as the theatre exhibition industry begins to transition from traditional film projectors to digital-based systems. The results also reflect sales of cinema projector screens of $1.1 million during the quarter from our subsidiary in Canada, Marcel Desrochers, Inc. (MDI), purchased in late 2007.

Sales of film projection equipment declined to $4.5 million in 2008 from $6.0 million a year-ago due to the industry transition discussed above. Included in film equipment revenues were sales of used equipment which amounted to $0.4 million in 2008 compared to $0.7 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

Service revenues also declined in 2008 to $0.8 million from $0.9 million a year-ago as the business is feeling the effects of the decline in the traditional film business without a corresponding increase in digital service due to the delay in the full-scale digital rollout.

Sales of replacement parts were also impacted by the industry transition falling to $1.7 million from $1.9 million during 2007. We expect these sales to decrease over time but the decline is expected to be slower than the sale of projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit.

Sales of film lenses decreased to $0.1 million from $0.5 million a year-ago. More than any other film product, used lenses have overtaken the market.  Sales of film xenon lamps were flat period to period at $1.5 million, respectively.

Lighting Segment

Sales of lighting products increased to $1.2 million in 2008 from $1.0 million a year-ago due to increased demand for follow spotlight sales which rose to $0.7 million from $0.6 million during 2007.  Replacement parts were flat at $0.2 million for both 2008 and 2007 periods. Sky-Tracker sales rose to $0.2 million during 2008 from $0.1 million a year-ago.  Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturns amounted to $0.1 million in both 2008 and 2007 periods, respectively.

We have allocated additional resources to grow the core spotlight business which is now comprised of items we manufacture and also products that we distribute.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $4.9 million in 2008 from $2.9 million in 2007 resulting from increased demand in Latin America, Europe and Asia. In addition, the Canadian subsidiary we purchased in late 2007 led to increased sales in Canada. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $2.1 million in 2008 from $2.5 million a year-ago and as a percent of total revenue declined to 15.0% from 19.6% in 2007 due to the reasons discussed below.

Gross profit in the theatre segment fell to $1.7 million in 2008 from $2.2 million in 2007 and as a percentage of theatre sales declined to 14.0% from 19.4% a year-ago. The margin reflects the transition that is taking place in the theatre industry. During the second quarter, we sold $2.6 million of digital equipment which we distribute through a distribution agreement with NEC Corporation of America. These sales compare to $0.7 million a year-ago. The gross margin on these sales is significantly lower than the margin we currently experience on our film projectors. However, the sales price on the digital projectors is higher than what we receive on film projectors which causes the gross margin dollars to be more comparable. Our margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and at the same time, we are growing the infrastructure in anticipation of the upcoming digital cinema rollout. This combination is resulting in the division experiencing negative margins putting pressure on our overall margin. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates. At that time, margins are expected to increase. Gross margins also continue to be impacted by higher manufacturing costs pertaining to purchasing in lower quantities, rising raw material costs and less manufacturing throughput in the Omaha plant to cover overhead costs.

The gross profit in the lighting segment rose to $0.3 million in 2008 from $0.2 million a year-ago and as a percent of lighting revenues rose to 24.5% from 17.5% a year-ago. The results reflect a product mix consisting of the higher-margin spotlight business.

Selling and Administrative Expenses

Selling and administrative expenses increased to $2.4 million compared to $2.3 million in 2007 but as a percent of total revenue decreased to 17.4% in 2008 from 18.2% in 2007.

Administrative costs were comparable to 2007 at $1.6 million but as a percent of total revenue decreased to 12.0% in 2008 from 12.6% in 2007. The 2007 results exclude a $0.6 million goodwill impairment charge.

Selling expenses were consistent compared to a year-ago at $0.7 million but as a percent of total revenue declined to 5.4% from 5.6% a year-ago.

Other Financial Items

During the quarter, we sold our Coater and Marinade product line for approximately $275,000 resulting in a net gain of approximately $258,000. The product line was sold to a former Chief Financial Officer of the Company.

We recorded interest income of $0.1 million during 2008 compared to $0.2 million a year-ago as our average cash and investment balances were lower during 2008.

We recorded income tax expense of approximately $5,600 in 2008 compared to an income tax benefit of $0.2 million in 2007. The change primarily resulted from the impact of tax-free interest income and foreign tax rates.  In addition, the expense recorded in the current period reflects an adjustment made of approximately $50,000 to correct for a subsidiary’s underaccrual of income taxes owed at December 31, 2007.

For the reasons outlined herein, we experienced a net loss of $0.1 million and basic and diluted loss per share of $0.01 in 2008, respectively, compared to a loss of $0.2 million and basic and diluted loss per share of $0.01 a year-ago, respectively.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

Net revenues during the six months ended June 30, 2008 increased to $27.8 million from $25.6 million in 2007.

	Six Months Ended June 30,
	2008	2007
Theatre
Products	$23,823,408	$21,363,959
Services	1,520,614	1,857,703

Total theatre revenues	25,344,022	23,221,662
Lighting	2,310,952	2,017,873
Other	185,302	351,209

Total net revenues	$27,840,276	$25,590,744

Theatre Segment

Sales of theatre products and services increased to $25.3 million in 2008 from $23.2 million in 2007 reflecting higher sales of digital projection equipment which increased to $7.1 million from $1.4 million in 2007 as the theatre exhibition industry begins to transition from traditional film projectors to digital-based systems. The results also reflect sales of cinema projector screens of $2.2 million during 2008, resulting from our new screen subsidiary in Canada.

Sales of film projection equipment declined to $8.0 million in 2008 from $12.1 million a year-ago due to this industry transition. Included in film equipment revenues were sales of used equipment which amounted to $0.8 million compared to $1.3 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

Service revenues also declined in 2008 to $1.5 million from $1.9 million a year-ago as the business is feeling the effects of the decline in the traditional film business without a corresponding increase in digital service due to the delay in the full-scale digital rollout.

Sales of replacement parts were also impacted by the industry transition falling to $3.3 million from $3.8 million during 2007. We expect these sales to decrease over time but the decline will be much slower than the sale of projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit.

Sales of lenses decreased to $0.2 million from $0.9 million a year-ago. More than any other film product, used lenses have overtaken the market.  Sales of xenon lamps declined slightly to $3.0 million compared to $3.1 million a year-ago primarily due to a temporary decline in the first quarter.

Lighting Segment

Sales of lighting products increased to $2.3 million in 2008 from $2.0 million a year-ago due to increased demand for follow spotlight sales which rose to $1.4 million from $1.1 million during 2007.  Replacement parts were flat at $0.4 million for both 2008 and 2007 periods. Sky-Tracker sales fell to $0.2 million during 2008 from $0.3 million a year-ago due to lower sales in the first quarter of this year.  Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturns amounted to $0.3 million in 2008 compared to $0.2 million a year-ago.

We have allocated additional resources to grow the core spotlight business which is now comprised of items we manufacture and also products that we distribute.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $9.0 million in 2008 from $5.3 million in 2007 resulting from increased demand in Latin America, Europe and Asia. In addition, the Canadian subsidiary we purchased in late 2007 led to increased sales in Canada. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $4.4 million in 2008 from $5.2 million a year-ago and as a percent of total revenue declined to 15.7% from 20.3% in 2007 due to the reasons discussed below.

Gross profit in the theatre segment fell to $3.7 million in 2008 from $4.6 million in 2007 and as a percentage of theatre sales declined to 14.5% from 19.9% a year-ago. The margin reflects the transition that is taking place in the theatre industry. During 2008 we sold $7.1 million of digital equipment which we distribute through a distribution agreement with NEC Corporation of America. These sales compare to $1.4 million a year-ago. The gross margin on these sales is significantly lower than the margin we currently experience on our film projectors. However, the sales price on the digital projectors is higher than what we receive on film projectors which causes the gross margin dollars to be more comparable. Our margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and at the same time, we are growing the infrastructure in anticipation of the upcoming digital cinema rollout. This combination is resulting in the division experiencing negative margins putting pressure on our overall margin. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates. At that time, margins are expected to increase. Gross margins also continue to be impacted by higher manufacturing costs pertaining to purchasing in lower quantities, rising raw material costs and less manufacturing throughput in the Omaha plant to cover overhead costs.

The gross profit in the lighting segment rose to $0.6 million in 2008 from $0.4 million a year-ago and as a percent of lighting revenues rose to 26.1% from 21.0% a year-ago. The results reflect a product mix consisting of the higher-margin spotlight business.

Selling and Administrative Expenses

Selling and administrative expenses increased to $5.2 million compared to $4.5 million (excluding a $0.6 million goodwill impairment charge) in 2007 and as a percent of total revenue increased to 18.6% in 2008 from 17.7% in 2007.

Administrative costs rose to $3.7 million in 2008 from $3.0 million in 2007 and as a percent of total revenue increased to 13.1% in 2008 from 11.8% in 2007. During 2008, we experienced higher costs pertaining to our year-end audit and for Sarbanes/Oxley compliance resulting in additional costs compared to a year-ago. In addition we experienced an increase in professional fees pertaining to due diligence work performed on a terminated acquisition. Other items increasing administrative costs included hiring additional personnel to assist with Sarbanes/Oxley Compliance and adding additional management. Administrative expenses also rose $0.3 million pertaining to MDI, the Canadian subsidiary we purchased in the fourth quarter of 2007.

Selling expenses amounted to $1.5 million in both 2008 and 2007, respectively but as a percent of total revenue declined to 5.5% from 5.8% a year-ago.

Other Financial Items

During the second quarter, we sold our Coater and Marinade product line for approximately $275,000 resulting in a net gain of approximately $258,000. The product line was sold to a former Chief Financial Officer of the Company.

During 2007, the Company recorded a $0.2 million gain on the initial transfer of equipment into our 44.4% owned Joint Venture with RealD, Digital Link II, LLC. No such transaction took place in 2008.

We recorded interest income of $0.3 million during 2008 compared to $0.4 million a year-ago as our average cash and investment balances were lower during the current year.

We recorded an income tax benefit of approximately $0.2 million in 2008 compared to income tax expense of $0.2 million in 2007. The change primarily resulted from a decrease in pre-tax income and the impact of tax-free interest income and foreign tax rates.  In addition, the benefit recorded in the current period reflects an adjustment made of approximately $50,000 to correct for a subsidiary’s under accrual of income taxes owed of December 31, 2007.

For the reasons outlined herein, we experienced a net loss of $0.4 million and basic and diluted loss per share of $0.03 in 2008, respectively, compared to net income of $0.4 million and basic and diluted earnings per share of $0.03 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from our operating cash flows. We ended the second quarter with total cash and cash equivalents of $4.9 million. Additionally, we have approximately $10.8 million of investments in auction-rate securities (ARS) which are classified as available-for-sale securities. The ARS investments are held within closed-end funds which are AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. These investments are intended to provide liquidity via an auction process that resets the applicable interest rate every seven days allowing investors to either roll over their holdings or gain immediate liquidity by selling such investments at par.

During 2008, the market for our investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. We cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, we may be unable to liquidate the auction rate securities held until a successful auction occurs. Based on the continued unsuccessful auctions of these investments, the investment securities have been  reclassified to noncurrent assets within the Consolidated Balance Sheet as of  June 30, 2008.

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

Due to the inability to trade all of our investments in auction-rate securities in the current market, we continue to earn interest on our investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned is 3.22%. Because of the inability to trade these investments, a readily determinable fair value using market observables (Level 1) does not exist. Therefore, in accordance with SFAS No. 157, “Fair Value Measurement,” the Company, via the retention of the valuation firm Gifford Fong Associates, used a cash flow model to determine the estimated fair value of our auction-rate securities (level 3). The assumptions used in preparing this model included, among other items, estimates for interest rates, default and recovery rates, illiquidity risk and an estimate for the timing of full redemption of the securities and are summarized below:

•	Interest rate indices – LIBOR curve and commercial paper rates obtained.

•

Rating transition matrix – the rating transition matrix gives transition probabilities for the underlying collateral migrating from one rating level to another in one year, particularly the transition probability to default status. The rating transition matrix is constructed from rating migration and default data published by the rating agencies.

•	Default and recovery rates – the default rate is estimated using a credit spread (discount margin) over the risk free rate curve obtained.

•	Illiquidity risk – in a distressed market, investors may not be able to find willing buyers, hence reduced liquidity.

•

Estimate for the timing of full redemption of the securities – the full redemption is estimated to take place in two years on the historical observation that economic cycles usually turn around in two years.

•	Estimated weighted average coupon – the yield, considered to be the weighted average cost of capital (WACC), is related to the financial strength and outlook of each fund.

Based on the valuations obtained, an impairment of approximately $946,000 was recorded.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, an impairment in the fair value of the investment securities should be classified as “temporary” or “other than temporary.” The differentiating factors between a temporary and an other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this guidance and the guidance in SEC Staff Accounting Bulletin Topic 5M we determined the impairment should be classified as “temporary” and will be recorded as an unrealized loss which is excluded from earnings and recorded in the other comprehensive income (loss) component of stockholders’ equity for the following reasons:

•	As noted previously, the ARS began experiencing failed auctions in mid-February. Therefore, the length of time the failed auctions had been occurring was short.

•

The investments are in closed-end funds that are AAA rated and fully collateralized. Further, we are a preferred shareholder in all the funds. The ratings and collateralization is confirmed every seven days at each auction regardless of whether the auction fails or succeeds. Therefore, the financial condition of the issuer is strong and management believes the impairment is more a result of the illiquidity in the market and not the creditworthiness of the issuers.

•

The amount of the temporary impairment recorded to accumulated other comprehensive was only 8.03% of the carrying value. We view this evidence as corroborative that the underlying credit worthiness of the securities was not impaired.

•

We believe that as of June 30, 2008, there is sufficient capital to run our business with our cash position and our ability to draw on our credit facilities such that the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans. We continue to receive interest at a maximum default rate on the auction-rate securities and believe, due to our ability to fund our operations while a current lack of liquidity exists in the auction rate market and the attributes of the auction-rate securities held, the full value of the auction-rate securities held will be realized upon settlement in the future. Therefore, it is management’s intent to hold these securities for a sufficient amount of time to allow for recovery in the market value to occur.

However, if market conditions would deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges which could also impact our results of operations or liquidity and capital resources in future periods.

We are a party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 28, 2008. The Company intends to renew the credit facility prior to its expiration. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2008. No amounts are currently outstanding. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.25% at June 30, 2008) and pay a fee of 0.125% on the unused portion. Effective March 31, 2008, the Company entered into a Seventh Amendment to its Original Credit Facility to allow an interim extension of credit (the “Interim Credit Facility”) in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities as defined in the Seventh Amendment. The Interim Credit Facility expires on March 30, 2009. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends.  All of our personal property and certain stock in our subsidiaries secure the credit facilities.  No amounts are currently outstanding under either of the credit facilities.

Net cash used in operating activities amounted to $0.4 million in 2008 compared to $2.2 million in 2007.  The improvement from a year-ago pertains primarily to turning $1.9 million of our consignment inventory into cash. In addition, cash flow a year-ago was used to expand our digital equipment inventory resulting in cash used of $5.3 million compared to cash used to increase inventory of $2.1 million in 2008.

Net cash provided by investing activities amounted to $0.9 million in 2008 compared to $1.8 million in 2007. During 2008 we incurred $0.5 million of capital expenditures and liquidated at par, $1.2 million of our auction-rate securities. In addition, we received $0.3 million of proceeds from the sale of our Coater and Marinade product line during the second quarter. During 2007, investing outflows consisted of $0.2 million for purchase of a product line within the lighting segment, capital expenditures of $0.2 million and additional investments of $0.3 million in our joint venture with RealD (Digital Link II). We also liquidated $2.5 million of auction-rate securities during 2007.

Net cash provided by financing activities amounted to $0.2 million in both 2008 and 2007 periods resulting from transactions in our stock plans.

Transactions with Related and Certain Other Parties

During the second quarter, the Company sold its Coater and Marinade product line in exchange for $275,000 in cash. In connection with the sale, the Company recorded a pre-tax net gain of approximately $258,000 ($159,000 after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 48% of 2008 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 47% of net consolidated receivables at June 30, 2008. Sales to Regal Cinemas, Inc. represented over 10% of consolidated sales. Additionally, receivables from Vari International and Marcus Cinemas each represented over 10% of net consolidated receivables at June 30, 2008. While we believe our relationships with these customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

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

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Non-competition agreement	$100,000	25,000	25,000	—	50,000	—	—
Postretirement benefits	210,705	17,653	22,320	17,829	18,895	19,878	114,130
Operating leases	1,272,879	162,864	297,739	297,739	290,857	223,680	—
Contractual cash obligations	$1,583,584	205,517	345,059	315,568	359,752	243,558	114,130

We have a contractual obligation to pay up to $150,000 to High End Systems, Inc. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of Technobeam® business. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business. In addition, we have accrued approximately $0.2 million for the estimated underpayment of income taxes including, interest and penalties, we may be obligated to pay.

Seasonality

Generally, our business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. We believe that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Environmental and Legal

See Note 21 to the condensed consolidated financial statements for a full description of all environmental and legal matters.

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

We have also evaluated our exposure to fluctuations in interest rates. If we would borrow up to the maximum amount available under our variable interest rate credit facilities, a one percent increase in the interest rate would increase interest expense by a maximum of $144,000 per annum. No amounts are currently outstanding under the credit facilities. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

We have also evaluated our exposure to changes in the market price of our auction-rate securities as a result of the current liquidity in the auction-rate market.  A one percent decrease in the average market price of our auction rate securities would have an effect on comprehensive income (loss) of approximately $0.1 million.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in Note 21 to the condensed consolidated financial statements.

Item 1A.  Risk Factors

Item 1A, “Risk Factors” of the Company’s 2007 Annual Report on Form 10-K includes a detailed discussion of the Company’s risk factors.  There have been no material changes to the risk factors as previously disclosed in Item 1A of the Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 21, 2008. There were issued and outstanding and entitled to vote at the Annual Meeting 13,858,438 shares of common stock. There were present in person or by proxy, holders of record of shares of common stock representing 11,662,549 shares. The following matters were voted upon:

Proposal No. 1- Election of Directors:

The election of three nominees for the Board of Directors who will serve for a one-year term was voted on by the stockholders. Based on the voting results, the following directors were elected. The Inspector of Elections certified the following vote tabulations:

	For	Withheld
Alvin Abramson	11,399,000	263,549
Marc LeBaron	11,450,331	212,218
John P. Wilmers	11,551,674	110,875

Directors who did not stand for election at this meeting and whose term of office continued after the meeting are as follows:

William F. Welsh, II

Christopher E. Beach

Mark D. Hasebroock

Proposal No. 2- To adopt the 2008 Non-Employee Director Restricted Stock Plan

The Inspector of Elections certified the following vote tabulations:

For	Withheld	Abstain
7,798,787	234,546	8,007

The proposal passed with more than a majority of the issued and outstanding shares being voted “For” the proposal.

Item 6.  Exhibits

See the Exhibit Index on page 33.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date:	August 11, 2008	Date:	August 11, 2008

EXHIBIT INDEX

10.16	Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Schedule 14A Definitive Proxy Statement for the Company’s 2008 Annual Meeting). *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.•

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.•

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith.

* - Management contract or compensatory plan.