Form 10-Q
period 2008-09-30
BALLANTYNE OF OMAHA INC
filed 2008-11-10
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 6, 2008
Common Stock, $.01, par value	14,051,065 shares

Part I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statement

Ballantyne of Omaha, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,440,726	$4,220,355
Restricted cash	1,195,240	1,191,747
Short-term investments	—	13,000,000
Accounts receivable (less allowance for doubtful accounts of $528,212 in 2008 and $534,526 in 2007)	6,975,669	7,841,348
Inventories, net	11,646,888	9,883,555
Recoverable income taxes	1,466,502	1,365,530
Deferred income taxes	2,169,013	1,695,926
Consignment inventory	432,316	2,767,899
Other current assets	682,253	322,102
Total current assets	31,008,607	42,288,462

Investment in securities	10,919,895	—
Investment in Digital Link II joint venture	3,327,966	3,727,485
Property, plant and equipment, net	3,574,905	3,633,124
Deferred income taxes	356,556	—
Goodwill	2,317,171	2,420,993
Intangible assets, net	1,619,951	2,047,185
Other assets	18,757	23,099
Total assets	$53,143,808	$54,140,348

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,984,597	$6,134,703
Warranty reserves	469,585	381,710
Accrued group health insurance claims	254,807	201,687
Accrued bonuses	189,545	54,178
Other accrued expenses	2,473,901	2,151,413
Customer deposits	1,083,327	974,910
Total current liabilities	10,455,762	9,898,601

Deferred income taxes	—	98,532
Other accrued expenses, net of current portion	1,192,517	1,101,517
Total liabilities	11,648,279	11,098,650

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,148,868 shares in 2008 and 15,956,243 in 2007	161,488	159,562
Additional paid-in capital	34,953,588	34,637,868
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(377,972)	(59,427)
Pension liability adjustment	75,833	75,833
Unrealized loss on investments in securities	(830,105)	—
Retained earnings	22,828,151	23,543,316
	56,810,983	58,357,152
Less 2,097,805 common shares in treasury, at cost	(15,315,454)	(15,315,454)
Total stockholders’ equity	41,495,529	43,041,698
Total liabilities and stockholders’ equity	$53,143,808	$54,140,348

See accompanying notes to the condensed consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$12,309,109	$12,615,705	$40,149,385	$38,206,449
Cost of revenues	10,162,989	10,526,839	33,643,529	30,913,586
Gross profit	2,146,120	2,088,866	6,505,856	7,292,863

Selling and administrative expenses:
Selling	835,294	787,270	2,365,814	2,279,622
Administrative	1,989,584	1,312,779	5,649,852	4,339,829
Goodwill impairment	—	—	—	639,466
Total selling and administrative expenses	2,824,878	2,100,049	8,015,666	7,258,917

Gain on the transfer of assets	—	—	—	234,557
Gain on the sale of assets	—	—	258,170	—
Gain (loss) on disposal of fixed assets	24,783	—	23,498	(11,004)
Income (loss) from operations	(653,975)	(11,183)	(1,228,142)	257,499

Interest income	127,855	211,305	403,391	636,548
Interest expense	(8,805)	(11,531)	(26,503)	(30,685)
Equity in loss of joint venture	(164,329)	(79,754)	(462,229)	(153,134)
Other income (expense), net	74,474	(39,075)	121,148	(111,827)

Income (loss) before income taxes	(624,780)	69,762	(1,192,335)	598,401
Income tax benefit (expense)	284,132	58,876	477,170	(94,190)
Net income (loss)	$(340,648)	$128,638	$(715,165)	$504,211

Basic earnings (loss) per share	$(0.02)	$0.01	$(0.05)	$0.04
Diluted earnings (loss) per share	$(0.02)	$0.01	$(0.05)	$0.04

Weighted average shares outstanding:
Basic	13,933,152	13,836,537	13,894,300	13,805,506
Diluted	13,933,152	14,110,477	13,894,300	14,096,263

See accompanying notes to the condensed consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(715,165)	$504,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	19,887	31,583
Provision for obsolete inventory	549,847	520,773
Depreciation of consignment inventory	857,160	707,833
Depreciation of property, plant, and equipment	694,933	807,068
Amortization of intangibles	327,151	70,834
Equity in loss of joint venture	462,229	153,134
Goodwill impairment	—	639,466
Gain (loss) on disposal of fixed assets	(23,498)	11,004
Gain on sale of assets	(258,170)	—
Deferred income taxes	(894,225)	(833,449)
Share-based compensation expense	171,396	69,562
Excess tax benefits from stock options exercised	(92,362)	(173,888)
Changes in assets and liabilities:
Accounts receivable	968,348	302,434
Inventories	(2,389,310)	(6,016,116)
Consignment inventory	1,478,423	(2,902,527)
Other current assets	(270,734)	962,609
Accounts payable	(321,506)	991,970
Warranty reserves	95,048	(136,915)
Accrued group health insurance claims	53,120	(48,099)
Accrued bonus	135,367	146,184
Other accrued expenses	320,184	50,399
Customer deposits	119,440	476,788
Current income taxes	(5,502)	(13,730)
Other assets	(8,328)	7,300
Net cash provided by (used in) operating activities	1,273,733	(3,671,572)

Cash flows from investing activities:
Increase in acquisition costs	(46,969)	(183,364)
Investment in joint venture	(62,711)	(276,755)
Proceeds from sale of assets	271,360	—
Decrease (increase) in restricted cash	(3,493)	360,658
Capital expenditures	(632,772)	(421,407)
Proceeds from sales of investment securities	1,250,000	4,500,000
Net cash provided by investing activities	775,415	3,979,132

Cash flows from financing activities:
Payments on long-term debt	—	(14,608)
Proceeds from exercise of stock options	90,113	65,415
Excess tax benefits from stock options exercised	92,362	173,888
Net cash provided by financing activities	182,475	224,695

Effect of exchange rate changes on cash and cash equivalents	(11,252)	—
Net increase in cash and cash equivalents	2,220,371	532,255
Cash and cash equivalents at beginning of year	4,220,355	2,622,654
Cash and cash equivalents at end of year	$6,440,726	$3,154,909

See accompanying notes to the condensed consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

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

Revenue Recognition

Ballantyne manufactures and sells motion picture projectors which are highly complex and have many components that make up a complete system, which is referred to as an “integrated system.” Each customer selects options for certain components in determining the integrated system they chose to purchase. To recognize revenue, the Company follows the requirements of Staff Accounting Bulletin 104, Revenue Recognition, which consists of determining that:

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Consignment Inventory

Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Additionally, during 2007, the Company entered into operating lease agreements with third party customers for the use of certain projection equipment of which a majority of the projection equipment was sold during the first quarter of 2008. The Company recognized revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition, upon delivery of title to customer. No other income was generated under these operating lease agreements. The Company considered the guidance contained within ARB 43, EITF 01-08 and SFAS No. 13 to determine the proper accounting treatment for the agreements referenced above.

Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.4 million and $2.8 million at September 30, 2008 and December 31, 2007, respectively.

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Although the Company adopted the provisions of SFAS No. 159 effective with the beginning of the Company’s 2008 fiscal year, it did not elect the fair value option for any financial instruments or other items held by the Company.  Therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 15 which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining Fair Value of a Financial Asset in a Market that is not Active.” FSP No. FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSB No. FAS 157-3 is effective for the Company beginning in the third quarter of 2008.  The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. See further discussion in Note 9.

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” which amends FASB Statement No. 133 and FASB Interpretation FIN 45. FSP No. FAS 133-1 and FIN 45-4 requires sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose additional information about exposure to potential loss from credit-risk-related events. The new disclosures require both sellers of credit derivatives and guarantors to disclose the current status of payment/performance risk. The disclosures are effective for annual and interim reporting periods ending after November 15, 2008.  The Company does not believe the adoption will have a material impact on its consolidated financial statements.

3.              Investment in Digital Link II Joint Venture

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity, Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of September 30, 2008, total current and non-current assets of the joint venture amounted to approximately $1.1 million and $10.0 million, respectively. Total liabilities and equity at September 30, 2008 amounted to $3.3 million and $7.8 million, respectively. The joint venture, which operates on a fiscal year end of March 31, 2008, reported a net loss for the six months ended September 30, 2008 of approximately $0.6 million which primarily resulted from depreciation expense related to projection equipment on consignment to third party customers.

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements. The Company’s portion of losses of the LLC amounted to approximately $0.5 million for the nine months ended September 30, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic earnings (loss) per share:
Income (loss) applicable to common stock	$(340,648)	$128,638	$(715,165)	$504,211
Weighted average common shares outstanding	13,933,152	13,836,537	13,894,300	13,805,506
Basic earnings (loss) per share	$(0.02)	$0.01	$(0.05)	$0.04

Diluted earnings (loss) per share:
Income (loss) applicable to common stock	$(340,648)	$128,638	$(715,165)	$504,211
Weighted average common shares outstanding	13,933,152	13,836,537	13,894,300	13,805,506
Assuming conversion of options outstanding	—	273,940	—	290,757
Weighted average common shares outstanding, as adjusted	13,933,152	14,110,477	13,894,300	14,096,263
Diluted earnings (loss) per share	$(0.02)	$0.01	$(0.05)	$0.04

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

For the three and nine months ended September 30, 2008, options and restricted stock outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders.  For the three and nine months ended September 30, 2007, options to purchase 101,063 shares of common stock at a weighted average price of $9.71 per share were outstanding, but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.  Options outstanding as of September 30, 2008 expire December 2008 and May 2012.

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

Goodwill recorded in connection with this acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and are expected to be deductible for tax purposes.

6.              Comprehensive Income (Loss)

The accumulated other comprehensive income (loss), net, shown in the Company’s consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings (loss) and its comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2008	2007	2008	2007
Comprehensive income (loss):
Net income (loss)	$(340,648)	$128,638	$(715,165)	$504,211
Other comprehensive income (loss):
Unrealized gain (loss) on investment in securities	116,240	—	(830,105)	—
Foreign currency translation adjustment	(189,855)	—	(318,545)	—
Total comprehensive income (loss)	$(414,263)	$128,638	$(1,863,815)	$504,211

7.              Sale of Product Line

During 2008, the Company sold its Coater and Marinade product line in exchange for $275,000 in cash. In connection with the sale, the Company recorded a pre-tax net gain of approximately $258,000 (estimated $159,000 after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

The Company recorded the sale of the Coater and Marinade product line in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based on the guidance, the Coater and Marinade product line is not considered a separate accounting component of the Company as the cash flows of the product line could not be clearly distinguished from the rest of the Company. Therefore, the Company has not presented the operations of the Coater and Marinade product line as discontinued operations.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

8.              Investments

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

During 2008, the market for the Company’s investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may be unable to liquidate the auction rate securities held until a successful auction occurs or the securities are redeemed by the issuer of the investments. Based on the continued unsuccessful auctions of these investments, the investment securities have been reclassified to noncurrent assets within the Condensed Consolidated Balance Sheet as of September 30, 2008. As of September 30, 2008, the Company has liquidated, at par, $1,250,000 of its auction rate securities of which $50,000 were sold through the normal auction process and $1,200,000 were redeemed by the fund itself.

Due to the inability to trade all of the Company’s investments in auction-rate securities in the current market, the Company continues to earn interest on its investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned as of September 30, 2008 was 8.48%.

Based on the valuations performed (Note 9), the Company determined there was an impairment in the fair value of its investments of approximately $0.8 million. When events or circumstances exist that require the Company to record an impairment on its investments, the Company determines whether the impairment should be classified as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this assessment as of September 30, 2008, the Company determined the impairment in the fair value of its investments is temporary.

9.              Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to financial assets and liabilities. Under SFAS 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange. Pursuant to the provisions of FSP No. 157-2, the Company has decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

SFAS 157 establishes a hierarchy for fair value measurements based upon observable independent market inputs and unobservable market assumptions. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Considerable judgment is required in interpreting market data used to develop the estimates of fair value. The following represents the three categories of inputs used in determining the fair value of financial assets and liabilities:

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

Because of the inability to trade the Company’s auction-rate securities, a readily determinable fair value using market observables (Level 1 input) does not exist. Therefore, in accordance with SFAS No. 157, “Fair Value Measurement,” the Company obtained Gifford Fong Associates, a third party valuation expert, to assist with the determination of the estimated fair value of its auction-rate securities (Level 3 input). The valuation expert used a cash flow model to determine the fair value of these securities. The significant inputs and assumptions used in preparing this model are summarized as follows:

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements under the provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
Description	9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$10,919,895	$—	$—	$10,919,895
Total	$10,919,895	$—	$—	$10,919,895

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to September 30, 2008 follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Auction-Rate Securities	Total
Beginning balance	$13,000,000	$13,000,000
Total gains or losses (realized/unrealized)
Included in other comprehensive income (loss)	(830,105)	(830,105)
Purchases, issuances and settlements	(1,250,000)	(1,250,000)
Transfers in and/or out of Level 3	—	—
Ending balance	$10,919,895	$10,919,895

The amount of total gains or losses for the period included in earnings (loss) (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	—	—

10.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials and components	$5,965,124	$4,911,345
Work in process	1,245,504	772,055
Finished goods	4,436,260	4,200,155
	$11,646,888	$9,883,555

The inventory balances are net of reserves of approximately $2,500,000 and $1,901,000 as of September 30, 2008 and December 31, 2007, respectively.

11.       Property, Plant and Equipment

Property, plant and equipment include the following:

	September 30,	December 31,
	2008	2007
Land	$313,500	$313,500
Buildings and improvements	3,962,989	3,962,989
Machinery and equipment	7,270,444	7,199,257
Office furniture and fixtures	1,928,320	1,662,578
	13,475,253	13,138,324
Less accumulated depreciation	(9,900,348)	(9,505,200)
Net property, plant and equipment	$3,574,905	$3,633,124

Depreciation expense amounted to approximately $243,000 and $695,000 for the three and nine months ended September 30, 2008, respectively, as compared to approximately $270,000 and $807,000 for the three and nine months ended September 30, 2007.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

12.       Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. The Company has recorded a receivable for the amount of the income tax refund due to the Company primarily as a result of estimated payments made by the Company during 2007 in excess of the amounts actually owed. In addition, the Company has recorded a receivable for the carry back of certain net operating losses to previous year’s taxable income resulting in additional tax refunds due.

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

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2007. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdictions statute of limitations. The Company does not currently have any examinations in process.

An estimate for the underpayment of income taxes, including interest and penalties are classified as a component of tax expense in the Condensed Consolidated Statements of Operations.  During 2008, the Company made interest and penalty payments to various states related to back taxes paid in 2007. Additionally, during the third quarter the overall estimate was reduced for underpayments, including penalty and interest, the Company is no longer obligated to pay due to the expirations of the statute of limitations, which had an impact to the quarterly effective tax rate of 11.9%. The effective tax rates for the three and nine months ended September 30, 2008 was approximately 45.5% and 40.0%, respectively. The estimate relating largely to state tax matters approximated $0.1 million as of September 30, 2008 and $0.2 million as of December 31, 2007.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warranty accrual at beginning of period	$347,571	$516,201	$381,710	$617,052
Charged to expense	196,990	44,115	298,542	137,058
Amounts written off, net of recoveries	(74,976)	(80,179)	(210,667)	(273,973)
Warranty accrual at end of period	$469,585	$480,137	$469,585	$480,137

14.             Debt

The Company is party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2008. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.25% at September 30, 2008) and pay a fee of 0.125% on the unused portion.

Effective September 26, 2008, the Company entered into a Ninth Amendment to its Original Credit Facility to extend the maturity date of its interim extension of credit (the “Interim Credit Facility”) to August 30, 2009 and to reduce the available borrowings to $9.4 million. The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends.  All of the Company’s personal property and certain stock in our subsidiaries secure the credit facilities.  No amounts are currently outstanding under either of the credit facilities.

15.             Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At September 30, 2008, $358,820 is due from Digital Link. Only the payments received since inception in 2006 on the note receivable totaling $421,180 have been recorded as revenue with the remaining amounts to be recognized as revenue in future periods when payment is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. Additionally, until collections from Digital Link can be reasonably assured, no receivable will be recorded on this transaction. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

16.             Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Interest	$5,471	$21,154
Income taxes	$652,175	$941,370

Non-cash investing activities:
Non-cash investment in joint venture	$—	$2,543,771

17.             Stock Compensation

The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $96,374 and $15,495 for the three months ended September 30, 2008 and 2007 and $171,396 and $69,562 for the nine months ended September 30, 2008 and 2007, respectively.

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

All past and future grants under the Company’s stock option plans were granted at prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vest over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date. No stock options were granted during the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	443,750	$2.33	3.41	$1,594,983
Granted	—	—
Exercised	(123,625)	$0.73
Forfeited	—	—
Outstanding at September 30, 2008	320,125	$2.95	2.59	$215,650
Exercisable at September 30, 2008	320,125	$2.95	2.59	$215,650

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2008.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding at September 30, 2008			Options Exercisable at September 30, 2008
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	3.58	$0.62	160,000	3.58	$0.62
$4.25 to 4.75	118,125	2.07	4.55	118,125	2.07	4.55
$7.30	42,000	0.26	7.30	42,000	0.26	7.30
$0.62 to 7.30	320,125	2.59	$2.95	320,125	2.59	$2.95

Restricted Stock Plan

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the compensation committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan is 250,000 shares. The plan expires in September 2010. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vest at January 2009 with the remaining shares being earned if the Company achieves certain earning thresholds, as defined within the restricted stock agreements. Once the shares are earned, vesting would occur on January 1, 2010. At September 30, 2008, 196,000 shares remain available for issuance under the Plan.

On May 21, 2008, the Company adopted and the stockholders approved the Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Non-Employee Director Stock Option Plan. The total number of shares reserved for issuance under the plan is 120,000 shares. During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan. The shares vest the day after the Company’s 2009 Annual Meeting. At September 30, 2008, 105,000 shares remain available for issuance under the Plan.

In connection with restricted stock granted to certain employees and non-employee directors, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At September 30, 2008, 123,746 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

18.             Postretirement Health Care

Components of the net period benefit cost for the Company’s post retirement health care plan includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$—	$2,979	$—	$8,937
Interest cost	4,974	5,416	14,922	16,254
Amortization of prior-service cost	—	5,598	—	16,793
Total net periodic benefit cost	$4,974	$13,993	$14,922	$41,984

The Company expects to pay $20,874 of benefits under its postretirement benefit plan in 2008.  As of September 30, 2008, benefits of $5,445 have been paid.

19.           Guarantee

On July 28, 2008, the Company provided a guarantee to a note entered into by its joint venture, Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The loan provides for borrowings of approximately $1.3 million and bears interest equal to 7% per annum. The Company’s guarantee of the note is limited to its 44.4% ownership percentage, which amounts to approximately $0.6 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the note outstanding, which amounts to approximately $0.7 million. The Company has recorded a liability for the fair value of the obligation undertaken by issuing the guarantee of approximately $0.04 million. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

20.             Concentrations

The Company’s top ten customers accounted for approximately 46% of 2008 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 38% of net consolidated receivables at September 30, 2008. Sales to Regal Cinemas, Inc. represented over 10% of consolidated sales. Additionally, receivables from Regal Cinemas, Inc. represented over 10% of net consolidated receivables at September 30, 2008. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from its significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. It could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which it sells its products.

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

Three and Nine Months Ended September 30, 2008 and 2007

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

As of September 30, 2008, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, motion picture screens, xenon lamphouses and power supplies, sound systems, film handling equipment and the sale and service of xenon lamps, lenses and digital projection equipment and accessories. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intersegment sales are eliminated in consolidation.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue
Theatre
Products	$10,263,557	$10,521,596	$34,086,965	$31,885,555
Services	833,215	854,223	2,353,829	2,711,926
Total theatre	11,096,772	11,375,819	36,440,794	34,597,481
Lighting	1,199,479	1,064,562	3,510,431	3,082,435
Other	12,858	175,324	198,160	526,533
Total revenue	$12,309,109	$12,615,705	$40,149,385	$38,206,449
Gross profit
Theatre
Products	$1,630,499	$1,564,677	$6,172,034	$5,969,057
Services	214,596	79,303	(650,195)	301,230
Total theatre	1,845,095	1,643,980	5,521,839	6,270,287
Lighting	294,265	367,878	896,437	791,602
Other	6,760	77,008	87,580	230,974
Total gross profit	2,146,120	2,088,866	6,505,856	7,292,863
Selling and administrative expenses:
Selling	(835,294)	(787,270)	(2,365,814)	(2,279,622)
Administrative	(1,989,584)	(1,312,779)	(5,649,852)	(4,339,829)
Goodwill impairment	—	—	—	(639,466)
Gain on transfer of assets	—	—	—	234,557
Gain on sale of assets	—	—	258,170	—
Gain (loss) on disposal of fixed assets	24,783	—	23,498	(11,004)
Operating income (loss)	(653,975)	(11,183)	(1,228,142)	257,499
Net interest income	119,050	199,774	376,888	605,863
Equity in loss of joint venture	(164,329)	(79,754)	(462,229)	(153,134)
Other income (expense), net	74,474	(39,075)	121,148	(111,827)
Income (loss) before income taxes	$(624,780)	$69,762	$(1,192,335)	$598,401
Expenditures on capital equipment
Theatre
Products	$67,585	$116,640	$384,221	$240,978
Services	66,373	87,826	227,470	160,931
Total theatre	133,958	204,466	611,691	401,909
Lighting	6,699	10,163	21,081	19,498
Total	$140,657	$214,629	$632,772	$421,407
Depreciation and amortization
Theatre
Products	$517,430	$385,262	$1,628,268	$1,379,736
Services	73,979	52,977	194,457	148,078
Total theatre	591,409	438,239	1,822,725	1,527,814
Lighting	22,234	22,081	56,519	57,921
Total	$613,643	$460,320	$1,879,244	$1,585,735

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Summary by Business Segments (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain (loss) on disposal of fixed assets
Theatre
Products	$24,783	$—	$23,498	$(11,004)
Services	—	—	—	—
Total theatre	24,783	—	23,498	(11,004)
Lighting	—	—	—	—
Total	$24,783	$—	$23,498	$(11,004)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain on transfer of assets
Theatre
Products	$—	$—	$—	$234,557
Services	—	—	—	—
Total theatre	—	—	—	234,557
Lighting	—	—	—	—
Total	$—	$—	$—	$234,557

	September 30,	December 31,
	2008	2007
Identifiable assets
Theatre
Products	$47,118,897	$47,442,283
Services	2,006,054	2,195,660
Total theatre	49,124,951	49,637,943
Lighting	3,737,528	3,970,457
Other	281,329	531,948
Total identifiable assets	$53,143,808	$54,140,348

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Summary by Business Segments (continued)

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue
United States	$9,054,223	$8,604,208	$27,939,782	$28,852,669
Canada	621,574	328,402	1,406,244	574,706
Asia	1,587,142	1,964,677	5,500,556	4,856,952
Latin America	229,306	1,317,107	3,051,039	2,634,584
Europe	379,366	401,311	1,397,186	1,085,261
Other	437,498	—	854,578	202,277
Total	$12,309,109	$12,615,705	$40,149,385	$38,206,449

	September 30,	December 31,
	2008	2007
Identifiable assets
United States	$44,452,866	$45,359,184
Canada	5,748,806	5,762,761
Asia	2,942,136	3,018,403
Total	$53,143,808	$54,140,348

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 91% of our revenues for the nine months ended September 30, 2008 were from theatre products and 9% were lighting products.

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

Our accounting policies and estimates that are most critical to the presentation of the Company’s results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2007. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the nine months ended September 30, 2008.

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

 In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. We do not believe the adoption will have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” which amends FASB Statement No. 133 and FASB Interpretation FIN 45. FSP No. FAS 133-1 and FIN 45-4 requires sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose additional information about exposure to potential loss from credit-risk-related events. The new disclosures require both sellers of credit derivatives and guarantors to disclose the current status of payment/performance risk. The disclosures are effective for annual and interim reporting periods ending after November 15, 2008. We do not believe the adoption will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues

Net revenues during the three months ended September 30, 2008 decreased to $12.3 million from $12.6 million in 2007.

	Three Months Ended September 30,
	2008	2007
Theatre
Products	$10,263,557	$10,521,596
Services	833,215	854,223

Total theatre revenues	11,096,772	11,375,819
Lighting	1,199,479	1,064,562
Other	12,858	175,324

Total net revenues	$12,309,109	$12,615,705

Theatre Segment

Sales of theatre products and services decreased to $11.1 million in 2008 from $11.4 million in 2007 due to sales of film projection equipment declining to $3.8 million in 2008 from $5.6 million a year-ago. The decline pertains to the industry transition to digital cinema projection equipment coupled with a slowdown in new theatre construction in the United States. Included in film equipment revenues were sales of used equipment which amounted to $0.8 million in 2008 compared to $0.5 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner. The decline in film projection equipment was offset somewhat by sales of digital projection equipment increasing to $1.6 million from $1.1 million in 2007 as the theatre exhibition industry begins to transition from traditional film projectors to digital-based systems. The results also reflect sales of cinema projector screens of $1.5 million during the quarter from our subsidiary in Canada, Marcel Desrochers, Inc. (MDI), which was not purchased until the fourth quarter of 2007.

Service revenues remained steady at $0.8 million in 2008 compared to a year-ago despite a decline in business from traditional film business where service revenue declined to $0.5 million from $0.8 million a year-ago. Digital service revenues rose to $0.3 million during the quarter from less than $0.1 million a year-ago.

Sales of replacement parts were also impacted by the industry transition falling to $1.7 million from $1.9 million during 2007. We expect these sales to decrease over time but the decline is expected to be slower than the sale of projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit.

Sales of film lenses decreased to $0.1 million from $0.3 million a year-ago. More than any other film product, used lenses have overtaken the market. Sales of film xenon lamps remained consistent in 2008 and 2007 at $1.6 million and are relatively unaffected by the used equipment market.

Lighting Segment

 Sales of lighting products increased to $1.2 million in 2008 from $1.1 million a year-ago due to increased demand for follow spotlights which rose to $0.7 million from $0.5 million during 2007. We have allocated additional resources to grow the core spotlight business which is now comprised of items we manufacture and also products that we distribute. Replacement parts remained steady in 2008 at $0.2 million as compared to 2007. Sky-Tracker sales decreased to $0.04 million during 2008 from $0.2 million a year-ago.  Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturns increased to $0.3 million from $0.2 million in 2007.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $3.3 million in 2008 from $4.0 million in 2007 resulting from decreased demand in Latin America and Asia. However, the Canadian subsidiary we purchased in late 2007 led to increased sales in Canada and other countries. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit remained steady at $2.1 million in 2008 as compared to a year-ago but as a percent of total revenue increased to 17.4% from 16.6% in 2007 due to the reasons discussed below.

Gross profit in the theatre segment increased to $1.8 million in 2008 from $1.6 million in 2007 and as a percentage of theatre sales increased to 16.6% from 14.5% a year-ago. The favorable margin was a result of profits generated by our screen business obtained through the purchase of MDI in the fourth quarter of 2007. The screen business is currently at or near full capacity which is leading to favorable margins. The favorable screen margins were offset by the declining margins in our film businesses due to less manufacturing throughput and higher material costs which are a result of the transition in the industry to digital cinema.

The gross profit in the lighting segment declined to $0.3 million in 2008 from $0.4 million a year-ago and as a percent of lighting revenues declined to 24.5% from 34.6% a year-ago. The results reflect the impact of less manufacturing throughput in the plant in Omaha, Nebraska and selling more lower-margin distribution products.

Selling and Administrative Expenses

Selling and administrative expenses increased to $2.8 million compared to $2.1 million in 2007 and as a percent of total revenue increased to 22.9% in 2008 from 16.6% in 2007.

Administrative costs increased to $2.0 million in 2008 as compared to $1.3 million a year-ago and as a percent of total revenue increased to 16.2% in 2008 from 10.4% in 2007. The results reflect higher professional fees, compliance costs and health insurance benefits.

Selling expenses were comparable to 2007 at $0.8 million but as a percent of total revenue increased to 6.8% from 6.2% a year-ago.

Other Financial Items

We recorded net interest income of $0.1 million during 2008 compared to $0.2 million a year-ago as our average cash and investment balances were lower during 2008.

The results also reflect a loss of $0.2 million pertaining to our 44.4% share of equity in the loss from our joint venture with RealD (Digital Link II, LLC). This loss compares to a loss of $0.1 million a year-ago. This loss was higher primarily due to more depreciation expense resulting from additional deployments.

We recorded an income tax benefit of approximately $0.3 million in 2008 compared to an income tax benefit of $0.1 million in 2007. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment earnings (losses)) was approximately 45.5% for 2008, which reflects the impact of a reduction in income tax contingency reserves and an increase in the benefit from the impact of tax-free interest income. The effective tax for 2007 was approximately 84.4% which reflected the benefit from the impact of tax-free interest income.

For the reasons outlined herein, we experienced a net loss of $0.3 million and basic and diluted loss per share of $0.02 in 2008, respectively, compared to net income of $0.1 million and basic and diluted earnings per share of $0.01 a year-ago, respectively.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues

Net revenues during the nine months ended September 30, 2008 increased to $40.1 million from $38.2 million in 2007.

	Nine Months Ended September 30,
	2008	2007
Theatre
Products	$34,086,965	$31,885,555
Services	2,353,829	2,711,926

Total theatre revenues	36,440,794	34,597,481
Lighting	3,510,431	3,082,435
Other	198,160	526,533

Total net revenues	$40,149,385	$38,206,449

Theatre Segment

Sales of theatre products and services increased to $36.4 million in 2008 from $34.6 million in 2007 reflecting higher sales of digital projection equipment which increased to $8.7 million from $2.5 million in 2007 as the theatre exhibition industry begins to transition from traditional film projectors to digital-based systems. The results also reflect sales of cinema screens of $4.0 million during 2008, resulting from our new screen subsidiary in Canada, which was purchased in the fourth quarter of 2007.

Sales of film projection equipment declined to $11.4 million in 2008 from $17.7 million a year-ago due to the industry transition coupled with a slowdown in new theatre construction in the United States. Included in film equipment revenues were sales of used equipment which amounted to $1.6 million compared to $1.8 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

Service revenues also declined in 2008 to $2.4 million from $2.7 million a year-ago as the business is feeling the effects of the decline in the traditional film business without a substantial increase in digital service due to the delay in the full-scale digital rollout.

Sales of replacement parts were also impacted by the industry transition falling to $5.0 million from $5.7 million during 2007. We expect these sales to decrease over time but the decline will be much slower than the sale of projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit.

Sales of lenses decreased to $0.3 million from $1.3 million a year-ago. More than any other film product, used lenses have overtaken the market. Sales of xenon lamps declined slightly to $4.6 million compared to $4.7 million a year-ago and are not yet experiencing the effects of the industry transition to digital cinema.

Lighting Segment

 Sales of lighting products increased to $3.5 million in 2008 from $3.1 million a year-ago due to increased demand for follow spotlights which rose to $2.1 million from $1.6 million during 2007. We have allocated additional resources to grow the core spotlight business which is now comprised of items we manufacture and also products that we distribute. Replacement parts were flat at $0.6 million for both 2008 and 2007 periods. Sky-Tracker sales fell to $0.3 million during 2008 from $0.5 million a year-ago due to lower demand for these large expensive lights in the first half of the year. Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturns amounted to $0.5 million in 2008 compared to $0.4 million a year-ago.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $12.2 million in 2008 from $9.4 million in 2007 resulting from increased demand in Latin America, Europe and Asia. In addition, the Canadian subsidiary we purchased in late 2007 led to increased sales in Canada and other countries. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased to $6.5 million in 2008 from $7.3 million a year-ago and as a percent of total revenue declined to 16.2% from 19.1% in 2007 due to the reasons discussed below.

Gross profit in the theatre segment fell to $5.5 million in 2008 from $6.3 million in 2007 and as a percentage of theatre sales declined to 15.2% from 18.1% a year-ago. The margin primarily reflects the transition that is taking place in the theatre industry and a slowdown in new theatre construction in the United States. During 2008, we sold $8.7 million of digital equipment which we distribute through a distribution agreement with NEC Corporation of America. These sales compare to $2.5 million a year-ago. The gross margin on these sales is significantly lower than the margin we currently experience on our film projectors. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Our margin was also impacted by our service subsidiary. The current service business primarily relates to servicing film projection equipment which is in a mature industry and at the same time, we are growing the infrastructure in anticipation of the upcoming digital cinema rollout. This combination is resulting in the division experiencing negative margins putting pressure on our overall margin. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates. At that time, margins are expected to increase. Gross margins also continue to be impacted by higher manufacturing costs pertaining to purchasing in lower quantities, rising raw material costs and less manufacturing throughput in the Omaha plant to cover overhead costs. However, as discussed during the quarter, margins were positively impacted by profits from our new screen manufacturing subsidiary we purchased during the fourth quarter of 2007.

The gross profit in the lighting segment rose to $0.9 million in 2008 from $0.8 million a year-ago but as a percent of lighting revenues declined to 25.5% from 25.7% a year-ago. The results reflect the impact of less manufacturing throughput in our plant in Omaha Nebraska and selling more lower-margin distribution items.

Selling and Administrative Expenses

Selling and administrative expenses increased to $8.0 million compared to $6.6 million (excluding a $0.6 million goodwill impairment charge) in 2007 and as a percent of total revenue increased to 20.0% in 2008 from 17.3% in 2007.

Administrative costs rose to $5.6 million in 2008 from $4.3 million in 2007 and as a percent of total revenue increased to 14.1% in 2008 from 11.4% in 2007. During 2008, we experienced higher costs pertaining to audit and Sarbanes/Oxley compliance services compared to a year-ago. In addition, we experienced an increase in professional fees pertaining to due diligence work performed on a terminated acquisition and for an audit of Digital Link II, LLC, our 44.4% owned joint venture. Other items increasing administrative costs included additional professional fees pertaining to legal and other compliance costs. Administrative expenses also rose $0.7 million due to the addition of MDI, the Canadian subsidiary we did not purchase until the fourth quarter of 2007.

Selling expenses increased to $2.4 million in 2008 compared to $2.3 million in 2007, but as a percent of total revenue declined slightly to 5.9% from 6.0% a year-ago.

Other Financial Items

During 2008, we sold our Coater and Marinade product line for approximately $275,000 resulting in a net gain of approximately $258,000. The product line was sold to a former Chief Financial Officer of the Company.

During 2007, the Company recorded a $0.2 million gain on the initial transfer of equipment into our 44.4% owned Joint Venture with RealD, Digital Link II, LLC. No such transaction took place in 2008.

Year-to-date results also reflect a loss of $0.5 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to $0.2 million a year-ago and was higher due to more depreciation and interest costs resulting from additional deployments.

We recorded net interest income of $0.4 million during 2008 compared to $0.6 million a year-ago as our average cash and investment balances were lower during the current year.

We recorded an income tax benefit of approximately $0.5 million in 2008 compared to income tax expense of $0.1 million in 2007. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pre-tax income (loss), inclusive of equity method investment earnings (losses)) was approximately 40.0% for 2008 as compared to approximately 15.7% in 2007. The increase in 2008 is a result of  the impact of a reduction in income tax contingency reserves and an increase in the benefit from the impact of tax-free interest income.

For the reasons outlined herein, we experienced a net loss of $0.7 million and basic and diluted loss per share of $0.05 in 2008, respectively, compared to net income of $0.5 million during 2007and basic and diluted earnings per share of $0.04 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from our operating and investing cash flows. We ended the third quarter with total cash and cash equivalents of $6.4 million. Additionally, we have approximately $10.9 million of investments in auction-rate securities (net of an $0.8 million unrealized loss) which are classified as available-for-sale securities. The ARS investments are held within closed-end funds which are AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. These investments are intended to provide liquidity via an auction process that resets the applicable interest rate every seven days allowing investors to either roll over their holdings or gain immediate liquidity by selling such investments at par.

During 2008, the market for our investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. We cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, we may be unable to liquidate the auction rate securities held until a successful auction occurs. Based on the continued unsuccessful auctions of these investments, the investment securities have been reclassified to noncurrent assets within the Consolidated Balance Sheet as of September 30, 2008. As of September 30, 2008, the Company has liquidated, at par, $1,250,000 of its auction rate securities of which $50,000 were sold through the normal auction process and $1,200,000 were redeemed by the fund itself.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to financial assets and liabilities. Under SFAS 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange.

SFAS 157 establishes a hierarchy for fair value measurements based upon observable independent market inputs and unobservable market assumptions. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Considerable judgment is required in interpreting market data used to develop the estimates of fair value. The following represents the three categories of inputs used in determining the fair value of financial assets and liabilities:

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

Due to the inability to trade all of our investments in auction-rate securities in the current market, we continue to earn interest on our investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned as of September 30, 2008 was 8.48%. Because of the inability to trade these investments, a readily determinable fair value using market observables (Level 1) does not exist. Therefore, in accordance with SFAS 157, “Fair Value Measurement,” the Company, via the retention of the valuation firm Gifford Fong Associates, used a cash flow model to determine the estimated fair value of our auction-rate securities (Level 3). The assumptions used in preparing this model included, among other items, estimates for interest rates, default and recovery rates, illiquidity risk and an estimate for the timing of full redemption of the securities and are summarized below:

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

Based on the valuations obtained, an impairment of approximately $0.8 million was recorded.

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

•

The amount of the temporary impairment recorded to accumulated other comprehensive income (loss) was only 7.1% of the carrying value. We view this evidence as corroborative that the underlying credit worthiness of the securities was not impaired.

•

We believe that as of September 30, 2008, there is sufficient capital to run our business with our cash position and our ability to draw on our credit facilities such that the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans. We continue to receive interest at a maximum default rate on the auction-rate securities and believe, due to our ability to fund our operations while a current lack of liquidity exists in the auction-rate market securities and the attributes of the auction-rate securities held, the full value of the auction-rate securities held will be realized upon settlement in the future. Therefore, it is management’s intent to hold these securities for a sufficient amount of time to allow for recovery in the market value to occur.

Additionally, all of the Company’s ARS investments were purchased, via an intermediary brokerage firm, with a brokerage firm that has reached settlement with the Securities and Exchange Commission. Therefore, management anticipates a large portion of the ARS investments to be redeemed, at par, by the brokerage firm by way of the settlement agreement.

However, if market conditions would deteriorate further and the anticipated recovery in market values does not occur or the settlement agreement with the SEC is modified we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges which could also impact our results of operations or liquidity and capital resources in future periods.

We are a party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 30, 2009.  The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2008. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (5.25% at September 30, 2008) and pay a fee of 0.125% on the unused portion. Effective September 26, 2008, the Company entered into a Ninth Amendment to its Original Credit Facility to extend the maturity date of its interim extension of credit (the “Interim Credit Facility”) to August 30, 2009 and to reduce the available borrowings to $9.4 million. The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends.  All of our personal property and certain stock in our subsidiaries secure the credit facilities.  No amounts are currently outstanding under either of the credit facilities.

        Net cash provided by operating activities amounted to $1.3 million in 2008 compared to net cash used in operating activities of $3.7 million in 2007.  The improvement from a year-ago primarily came from turning $1.5 million of our consignment inventory into cash as compared to a year-ago where we purchased $2.9 million of such inventory.  In addition, cash flow a year-ago was used to expand our digital equipment inventory resulting in cash used of $4.4 million compared to cash used to increase inventory of $2.4 million in 2008.

        Net cash provided by investing activities amounted to $0.8 million in 2008 compared to $4.0 million provided in 2007. During 2008 we incurred $0.6 million of capital expenditures and liquidated at par, $1.3 million of our auction-rate securities. In addition, we received $0.3 million of proceeds from the sale of our Coater and Marinade product line during the second quarter. During 2007, investing outflows consisted primarily of $0.2 million for purchase of a product line within the lighting segment, capital expenditures of $0.4 million and additional investments of $0.3 million in our joint venture with RealD (Digital Link II). We also liquidated $4.5 million of auction-rate securities during 2007.

        Net cash provided by financing activities amounted to $0.2 million in both 2008 and 2007 periods resulting primarily from transactions in our stock plans.

Transactions with Related and Certain Other Parties

 During 2008, the Company sold its Coater and Marinade product line in exchange for $275,000 in cash. In connection with the sale, the Company recorded a pre-tax net gain of approximately $258,000 (estimated $159,000 after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

Financial Instruments and Credit Risk Concentrations

        Our top ten customers accounted for approximately 46% of 2008 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 38% of net consolidated receivables at September 30, 2008. Sales to Regal Cinemas, Inc. represented over 10% of consolidated sales. Additionally, receivables from Regal Cinemas, Inc. represented over 10% of net consolidated receivables at September 30, 2008. While we believe our relationships with these customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

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

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2008	2009	2010	2011	2012	Thereafter
Non-competition agreement	$100,000	25,000	25,000	—	50,000	—	—
Postretirement benefits	208,481	15,429	22,320	17,829	18,895	19,878	114,130
Operating leases	1,224,722	79,215	309,797	309,797	302,233	223,680	—
Contractual cash obligations	$1,533,203	119,644	357,117	327,626	371,128	243,558	114,130

We have a contractual obligation to pay up to $150,000 to High End Systems, Inc. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of Technobeam® business. In addition, we have accrued approximately $0.1 million for the estimated underpayment of income taxes including, interest and penalties, we may be obligated to pay.

On July 28, 2008, the Company provided a guarantee to a note entered into by its joint venture, Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The loan provides for borrowings of approximately $1.3 million and bears interest equal to 7% per annum. The Company’s guarantee of the note is limited to its 44.4% ownership percentage, which amounts to approximately $0.6 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the note outstanding, which amounts to approximately $0.7 million. The Company has recorded a liability for the fair value of the obligation undertaken by issuing the guarantee of approximately $0.04 million. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

        Generally, our business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. We believe that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Legal

        See Note 21 to the Condensed Consolidated Financial Statements for a full description of all legal matters.

Inflation

        We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. As a majority of our sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets. As stated above, the majority of our foreign sales are denominated in U.S. dollars except for our subsidiaries in Hong Kong and Canada.

We are also exposed to foreign exchange risk through subsidiaries located in Canada and Asia. Based on historical data, a 10% devaluation of the U.S. dollar would have an approximate $0.2 million impact to the Company.

We have also evaluated our exposure to fluctuations in interest rates. If we would borrow up to the maximum amount available under our variable interest rate credit facilities, a one percent increase in the interest rate would increase interest expense by a maximum of $134,000 per annum. No amounts are currently outstanding under the credit facilities. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

We have also evaluated our exposure to changes in the market price of our auction-rate securities as a result of the current liquidity in the auction-rate market.  A one percent decrease in the average market price of our auction-rate securities would have an effect on comprehensive income (loss) of approximately $0.1 million.

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

Item 1A.  Risk Factors

            The risks described below update the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Current levels of market volatility are unprecedented

            There has been substantial uncertainty and disruption in the capital and credit markets over the past twelve months and in recent weeks have reached unprecedented levels. This uncertainty has caused fluctuation in our stock price and could negatively impact our access to financing if needed. Additionally, these conditions could have an adverse effect on our industry and our business, including our future operating results and the ability to recover our assets at their stated values. Our customers may curtail their growth plans, which could result in a decrease in demand for our products and services. In addition, certain of our customers could experience an inability to pay suppliers, including our Company, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.

We may be unsuccessful in capturing sufficient market share of digital cinema equipment sales

            We previously disclosed that based on recent discussions with certain exhibitors who are members of the Digital Cinema Implementation Partners (DCIP), our projection of our expected market share for digital cinema equipment sales with this partnership are below original expectations.  Our assessment of the market share was based on information gleaned from planning dialogues with these organizations. The market share assessment was not based on executed purchase orders, and as a result, actual order activity could differ from current expectations. We are currently working to improve our market share with the members of DCIP, and continue to market our products to the remaining exhibitors in North America and certain other areas of the world where we serve as NEC’s master reseller. If we are unable to respond to new competitive pressures and gain sufficient market share of the digital cinema equipment sales and continue to take advantage of other digital cinema opportunities, the result could have a material adverse impact on our business, financial condition and operating results.

Investments in our auction-rate securities are experiencing liquidity issues

            Based on the continued unsuccessful auctions of our auction-rate securities which began experiencing liquidity issues subsequent to year-end, these investments have been reclassified to noncurrent assets within the Condensed Consolidated Balance Sheet as of September 30, 2008.  Additionally, we have determined the fair value of these investments is below the carrying value and have therefore recorded a temporary impairment on these investment securities which is classified within accumulated other comprehensive income within the Condensed Consolidated Balance Sheet at September 30, 2008. If market conditions would deteriorate further and the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges which could also impact our results of operations or liquidity and capital resources in future periods.

            See Part I, Item 1A, “Risk Factors” in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the Company’s risk factors.

Item 6.  Exhibits

See the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: November 10, 2008		Date:	November 10, 2008

EXHIBIT INDEX

4.2.9	Eighth Amendment to the Revolving Credit Agreement dated August 29, 2008 between the Company and First National Bank of Omaha, Inc. •

4.2.10

Ninth Amendment to the Revolving Credit dated September 26, 2008 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on October 2, 2008).

4.2.11

Secured Business Promissory Note dated September 26, 2008 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-K as filed on October 2, 2008).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith.