Form 10-K
period 2008-12-31
BALLANTYNE OF OMAHA INC
filed 2009-03-16
CIK 946454

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-13906

Ballantyne of Omaha, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0587703 (I.R.S. Employer Identification No.)
4350 McKinley Street, Omaha, Nebraska (Address of principal executive offices)	68112 (Zip Code)

Registrant's telephone number, including area code:    (402) 453-4444

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	NYSE AMEX

        Securities registered pursuant to Section 12(g) of the Act:    None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports filed pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of the Company's voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE AMEX (formerly the American Stock Exchange) on June 30, 2008 was approximately $59.8 million. The Company does not have any non-voting common equity.

        As of March 8, 2009, 14,028,528 shares of common stock of Ballantyne of Omaha, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2009 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

        Certain statements made in this report on Form 10-K are "forward-looking" in nature, as defined in the Private Securities Litigation Reform Act of 1995, which involve uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for our products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support our future business; credit concerns in the theatre exhibition industry; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

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

        We are a Delaware Corporation and maintain our corporate office and primary manufacturing facilities in Omaha, Nebraska. We were founded in 1932 and went public in 1995. Our shares are traded on the NYSE AMEX (formerly the American Stock Exchange) under the symbol BTN. We primarily operate within two business segments, theatre and lighting. Approximately 92% of fiscal year 2008 sales were from theatre products and approximately 8% were from lighting products.

Acquisitions/Investments

        During the fourth quarter of 2007, we acquired Marcel Desrochers, Inc. ("MDI"), a Canadian manufacturer of screen systems for the North American cinema screen market. The addition of MDI expands the breadth of our product lines for the cinema industry. MDI is based in Joliette, Canada.

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

        During fiscal 2006, we acquired certain assets and assumed certain liabilities of National Cinema Service Corp. ("NCSC"). This business was folded into a wholly-owned subsidiary, Strong Technical Services, Inc. ("STS"). STS was formed for the purpose of becoming a national provider of cinema services including film and digital projector maintenance, repair, equipment installations, site surveys and other services.

Divestitures

        During the second quarter of 2008, we sold our Coater and Marinade product line in exchange for $275,000 in cash. The product line was sold to a former Chief Financial Officer of the Company.

        During the fourth quarter of 2007, we completed the sale of substantially all of the assets and liabilities of Design & Manufacturing, Inc. ("Design"). Design manufactured our film handling equipment which we sell to the Theatre industry. We will continue to distribute the full line of film handling equipment, with the difference being the product is now purchased from the party who acquired Design at certain third-party agreed-upon pricing.

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

        Refer to the Business Segment Section set forth in Note 25 of our consolidated financial statements for further information concerning the amounts of revenues, profits and total assets attributable to each segment for the last three fiscal years.

(c)  Narrative Description of Business

        The following information describes the principal products produced, services rendered, principal markets for, and methods of distribution of each business segment of the Company.

Theatre Segment

Overview

        According to the National Association of Theatre Owners, there are approximately 107,000 screens worldwide that play major movie releases, with approximately 38,000 screens located in the United States. Although the theatre exhibition industry remains primarily based on the use of film technology to deliver motion picture images to the public, the transition to digital images (digital cinema) achieved measurable progress in 2008 after several years of research and development and is expected to rapidly expand once the global credit markets become more favorable. Factors which have limited the digital cinema implementation in the past have included high digital system costs; product availability for digital cinema; security, control and implementation issues, and a lack of standards for system quality and interoperability. Though digital cinema offers significant potential savings via reduced film delivery and handling costs to movie distributors, the financial models to justify the expenditures required by the exhibitor had been limited up to now. Digital Cinema Initiatives LLC ("DCI"), a venture created by the major motion picture studios, has made significant progress in resolving these standards and technology issues. In addition, there have been several business plans created to solve the issue of which party would pay for the substantial costs of retrofitting theatre locations currently using film-based projection equipment. Many models now provide a method whereby the motion picture studios or other content providers pay for the digital equipment over time via Virtual Print Fees to third party facilitators each time a projector shows a movie digitally. However, other means of financing could arise as the digital cinema business models mature.

Products

        Digital Equipment—Through master reseller agreements with NEC Corporation of America and NEC Display Solutions (collectively "NEC"), we distribute Starus DLP Cinema projectors. NEC offers the Starus NC2500S for large screen multiplexes, the NC1600C for medium-sized screens and the Starus NC800C for small theatres. All the projectors use the DLP cinema technology from Texas

Instruments. The Starus NC2500S is designed for multiplexes with large screens 49 feet wide and larger. The projector delivers 2K (2048 × 1080) resolution and high contrast images (2000:1). The Starus NC1600C projector is designed for medium-sized screens 26 to 49 feet wide. The Starus NC800C projector is designed for screens 10 to 25 feet wide to employ DC 2K DMD technology at 2048 × 1080 pixel native resolution.

        Motion Picture Projection Equipment—We are a manufacturer and distributor of commercial motion picture projection equipment worldwide. Our commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as sound systems. The commercial motion picture projection equipment is marketed under the industry-wide recognized trademarks of Strong®, Simplex®, Century® and Ballantyne®. We manufacture the majority of the motion picture projection systems in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by us.

        We also distribute film handling equipment consisting of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. Our film transport systems are sold under the Strong® name.

        Cinema Screens—Through our screen manufacturing company in Canada, we produce and sell screens for both digital and film applications to the theatre industry. In some instances, a screen can be used interchangeably with either a digital or film projector. However, there are certain digital 3D applications such as the technology by RealD that require special "silver" screens that we manufacture. We also manufacture screens for the IMAX Corporation that are used for large-format applications.

        Xenon Lamps—We distribute xenon lamps for resale to the theatre and lighting industries through an exclusive distributorship agreement with Phillips.

        Replacement Parts—We have a significant installed base of over 50,000 motion picture projection systems. Although these products have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by us.

        Lenses—We sell digital and film projection lenses throughout the world.

        Service & Maintenance—Through our wholly-owned subsidiary, Strong Technical Services, Inc. (STS) we are a national provider of cinema services including film and digital projector maintenance, repair, installations, site surveys and other services. We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the sophisticated nature of digital projectors and accessories. In addition, we feel that there are opportunities to provide service for other items at a theatre complex other than maintaining the projection equipment.

Markets

        Our theatre business was founded in 1932. Our broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a motion picture projection booth and is currently being used by major motion picture exhibitors such as Regal Cinemas, Inc. and AMC Entertainment, Inc.

        We market and sell our products to end users and through a network of domestic and international dealers to major theatre exhibitors. During the past few years we have increasingly sold directly to the end-users thereby bypassing this distribution network. We believe this trend will continue in the future and is changing how we market our products to the industry due in large part to the shift to digital cinema. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed. In addition, we market our products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as ShoWest, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. Our sales and marketing professionals have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

        We believe our installed base of equipment and customer relationships along with expertise in manufacturing, prompt order fulfillment, delivery, after-sale technical support and emergency service have allowed us to build and maintain these relationships.

Competition

        The markets for our products in the theatre segment are highly competitive. Competition in the digital cinema market includes two other licensed OEM's of the Texas Instruments' DLP Cinema technology besides our partner, NEC; Christie Digital Systems and Barco NV. There are also other companies such as SONY using different digital technologies in the marketplace.

        Major competitors for our products in the film cinema marketplace include Christie Digital Systems, Cinemeccanica SpA and Kinoton GmbH. We compete in the commercial motion picture projection equipment industry primarily on the basis of quality, fulfillment and delivery, price, after-sale technical support and product customization capabilities.

        We cannot assure that our equipment, whether it be film or digital equipment will not eventually become obsolete as technology advances. For a further discussion of potential new competition, see the "Business Strategy" section of this report under the caption "Expand Digital Opportunities".

        Many of our competitors for our film and digital equipment have significantly greater resources than Ballantyne.

Lighting Segment

Overview

        Under the trademark Strong®, we are a supplier of long-range follow spotlights and other entertainment and architectural lighting products which are used for both permanent and touring applications. Under the trademark Strong Britelight®, we are a supplier of high intensity searchlights for the motion picture production, television, live entertainment, theme park and architectural industries. We also sell high intensity searchlights under the trademark Sky-Tracker®.

Products

        Followspots—We have been a developer, manufacturer and distributor of long-range followspots since 1950. Our followspots are primarily marketed under the Strong® trademark and recognized trademarked models such as Super Trouper® and Gladiator®. The Super Trouper® followspot has been the industry standard since 1958. Our long-range followspots are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums, and touring applications. Our manufactured followspot line consists of six basic models ranging in output from 1,200 watts to 4,500 watts. The 1,200-watt model, which has a range of 20 to 110 feet, is compact, portable and appropriate for small venues and truss mounting. The 4,500-watt model, which has a range of 300 to 600 feet, is a high-intensity xenon light followspot appropriate for large theatres, arenas and stadiums. Most of our followspots employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

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

        Promotional and Other Lighting Products—We are a supplier of high intensity promotional searchlights and lighting systems for the motion picture production, television, live entertainment, theme park and architectural markets. Strong Britelight® specialty illumination products have been used in numerous feature films and have also been used at live performances such as Super Bowl half-time shows, the opening and closing ceremonies of the Winter Olympics and are currently illuminating such venues as the Luxor Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada.

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

        In 2008 we expanded our effort to add new distribution lines to our lighting offerings. These new lines include a broad set of LED products marketed under the Litetude brand name that are made for us in China and expanded offerings from our Italian supplier of Canto.

Markets

        We sell our lighting products through a combination of a small direct sales force and commissioned representatives to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. Our followspot products are marketed using the Strong® trademark and are used in over 100 major arenas throughout the world. Our high intensity promotional searchlights are marketed under the Sky-Tracker® trademark.

Competition

        The markets for our lighting products are also highly competitive. We compete in the lighting industry primarily on the basis of quality, price, and branding and product line variety. Many of our competitors for our lighting products have significantly greater resources than Ballantyne.

Business Strategy

        Our strategy combines the following key elements:

        Expand Digital Opportunities.    We currently are a party to master reseller agreements with NEC whereby we distribute their line of Starus DLP Cinema projectors to certain areas of the world. We intend to garner market share in the digital cinema marketplace by leveraging our current industry leadership and relationships and gaining additional territories to distribute product under our master reseller agreements with NEC.

        We believe we can be a successful participant in the marketplace due to our agreements with NEC, our long term industry relationships and the industry's familiarity with our Company and its large installed base worldwide. However, no assurance can be given that we will in fact be a part of the digital cinema marketplace. If we are unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on our business, financial condition and operating results. In addition, the current relationships with NEC are through non-exclusive distributorship agreements and as such the gross margin will be lower than the margin we currently experience on our analog projectors. It is unclear at this time if this lower margin can be offset by the expected increased price point and sales volume digital cinema is expected to add when the rollout occurs.

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

        Transition from a Manufacturer to a Distributor.    We believe that the digital transition taking place within the theatre industry will substantially reduce the demand for the products we manufacture and that we will transition to more of a distribution and service business model. However, we believe that the Company will continue to manufacture film equipment and parts for a period of time. We will also continue to manufacture cinema screens through our MDI subsidiary and also manufacture lighting products for our lighting segment. We are implementing programs at our Omaha facility to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

        Growth Strategy.    Our strategy is to pursue complementary strategic acquisitions both within our current operating segments and also in other markets that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisitions in the future, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. We are also focusing efforts at increasing our product offerings to the theatre industry as part of a strategy to expand our distribution capabilities.

        Expand International Presence.    Sales outside the United States (mainly theatre sales) rose to 33% of total revenues in 2008 from 28% in 2007. We believe that international sales will continue to account for a significant portion of our theatre sales and that film-related sales will continue for a somewhat longer period of time as the full scale rollout of digital cinema is expected to lag behind the U.S. in certain areas of the world. We are also working with NEC to expand our distribution territories for selling their digital projector line beyond North and South America, Hong Kong, China and certain other areas of Asia.

        Expand Lighting Segment.    Our goal is to increase revenues using the remaining product lines within the segment and by increased emphasis on expanding our product offerings by developing and introducing new products and through strategic acquisitions.

Subsidiaries

        We have three wholly-owned operational subsidiaries: Strong Westrex, Inc., Strong Technical Services, Inc. and Strong Digital Systems, Inc.

        Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong and Beijing.

        Strong Technical Services, Inc. was formed in 2006 upon the purchase of NCSC to service the film and digital marketplace.

        Strong Digital Systems, Inc. (owns 100% of subsidiary Marcel Desrochers, Inc ("MDI")) was purchased in 2007 and manufactures cinema screens for the theatre exhibition industry. Effective January 1, 2009 these two entities were merged and the name of the corporation was changed to Strong/MDI Screen Systems, Inc.

Backlog

        At December 31, 2008 and 2007, we had backlogs of $10.0 million and $7.2 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. Our products are manufactured and shipped within a few weeks following receipt of orders. The dollar amount of our order backlog is therefore not considered by management to be a leading indicator of our expected sales in any particular fiscal period.

Manufacturing

        Our manufacturing operations are conducted in Omaha, Nebraska and Joliette, Canada. The Omaha facilities encompass design, fabrication, assembly and shipping of our various product lines. This central location reduces our transportation costs and delivery times of products throughout the United States. Our manufacturing strategy is to minimize costs through manufacturing efficiencies and reduce fixed costs pertaining to manufacturing film projection equipment. As discussed in the "Business Strategy" portion of this document, we believe that the digital transition taking place within the theatre industry will substantially reduce the demand for the products we manufacture and that we will transition to more of a distribution and service business model. However, we believe that the Company will continue to manufacture film equipment and parts for a period of time. We will also continue to manufacture cinema screens through our screen subsidiary in Joliette, Canada and also manufacture lighting products for our lighting segment. We are implementing programs at our Omaha facility to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

        The manufacturing operations in Joliette, Canada consist of a 50,000 square-foot facility for the manufacture and shipping of the cinema screen systems business obtained with the acquisition of MDI during 2007. These facilities include a 90-foot-high PVC screen painting facility that houses two paint rigs to accommodate IMAX large format screens. They also manufacture screens for 2-D and 3-D capabilities.

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

Warranty Policy

        We generally provide a warranty to end users for substantially all of our products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. Under our warranty policy, we will repair or replace defective products or components at our election. Costs of warranty service and product replacements were approximately $0.6, $0.2 and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development

        Our ability to compete successfully depends, in part, upon our continued close work with existing and new customers. We focus research and development efforts on the development of new products based on customer and industry requirements. Research and development costs charged to operations amounted to approximately $0.6, $0.6 and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Patents and Trademarks

        We own or otherwise have rights to numerous trademarks and trade names used in conjunction with the sale of our products. We currently own one patent. We believe our success will not be dependent upon patent or trademark protection, but rather upon our scientific and engineering "know-how" and research and production techniques.

Employees

        As of March 4, 2009, we had a total of 173 employees. Of these employees, 82 were considered manufacturing, 4 were executive, 37 were considered service related and 50 were considered sales and administrative. We are not a party to any collective bargaining agreement and believe that the relationship with our employees is good.

Environmental Matters

        We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, we were informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency ("EPA") and the Nebraska Department of Health and Human Services subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent ("AOC") to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and the cost of long term maintenance. In connection with the AOC, we have paid our share of the costs. At December 31, 2008, we have provided for management's estimate of any future payments relating to this matter which is not material to the consolidated financial statements.

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

Executive Officers of the Company

        John P. Wilmers, age 64, has been our CEO since March 1997 and a Director since 1995.

        Christopher Stark, age 48, assumed the responsibilities of VP-Operations in May of 2007.

        Kevin S. Herrmann, age 43, assumed the responsibilities of CFO, Corporate Secretary and Treasurer in November 2006. Prior to the appointment, Mr. Herrmann had been our Corporate Controller since 1997.

        Ray F. Boegner, age 59, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles.

Information available on Ballantyne Website

        We make available free of charge on our website (www.ballantyne-omaha.com) through a link to the Securities and Exchange Commission ("SEC") website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K.

Corporate Governance Documents

        The Board of Directors has adopted several corporate governance policies to address significant corporate governance issues. The Board of Directors has adopted the following governance documents:

  •
  Code of Ethics

  •
  Corporate Governance Principles

  •
  Audit Committee Charter

  •
  Nominating and Corporate Governance Committee Charter

  •
  Compensation Committee Charter

  •
  Procedures for bringing concerns or complaints to the attention of the Audit Committee

        These corporate governance documents are available in print to any stockholder upon request by writing to:

                    The Secretary
                    Ballantyne of Omaha, Inc.
                    4350 McKinley Street
                    Omaha, NE 68112

Financial Information About Geographic Areas

        The information called for by this item is included in Note 25 of our consolidated financial statements in this report.

1A.  Risk Factors

        You should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K before investing in shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following risk factors actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you may lose part or all of your investment. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. Also refer to the note regarding Forward-Looking Statements in Item 7 of Part II of this Form 10-K.

NEC is our sole supplier of the digital projectors we distribute to the theatre industry.

        Through master reseller agreements with NEC, we distribute their Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements that are not perpetual and could be terminated with 90 days advance notice. If we are unable to maintain our relationship with NEC, the results would have a material adverse impact on our business, financial condition and operating results until we could find an alternative source of digital equipment to distribute. Further, there can be no assurance that an alternative source of digital equipment could be found on favorable terms. We are also dependent on NEC to supply us digital products in a timely manner and if there were delays in receiving product, we could lose market share which would negatively affect our operations. In addition, the current relationship with NEC is a non-exclusive distributorship agreement and as such the gross margin will be lower than the margin we currently experience on our film projectors. It is unclear at this time if this lower margin can be offset by the expected increased price point and sales volume digital cinema is expected to add when the rollout occurs.

Interruptions of, or higher prices of components from NEC and other vendors may affect our results of operations and financial performance.

        We are dependent on our vendors and suppliers for certain products in addition to the digital products we purchase from NEC. We believe we have good vendor relationships and that we are generally able to obtain adequate pricing and other terms from vendors and suppliers. However, if we fail to maintain satisfactory relationships with our vendors and suppliers or if our vendors and suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services. Some vendors could also decide to reduce inventories or increase prices to increase cash flow given current economic conditions. We utilize a single contract manufacturer for each of our intermittent movement components, lenses and xenon lamps on the film side and as discussed earlier, NEC is currently the sole supplier for the digital projector we distribute to the theatre industries. The loss of any one or more of the contract manufacturers could have a an adverse effect on the Company unless alternative manufacturing arrangements are secured. We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. The industry transition to digital cinema is currently in the initial stages and during this time, there could be pricing pressures placed upon us as we market the NEC line of digital equipment. While our partnership with NEC to-date has been to strategically price the NEC projectors to the market-place, there are no assurances that if future pricing pressures arise that NEC will drop their prices to allow us to remain competitive. In addition, volatility in the price for certain raw materials and components such as steel, fuel and lenses could adversely affect our financial results.

If the current digital technology changes to a format not supported by the DLP cinema technology from Texas Instruments, we could lose our ability to participate fully in the digital cinema market place.

        We cannot assure you that there will be a continued demand for the digital cinema products we distribute. NEC, along with two other licensed OEM's of the Texas Instruments' DLP Cinema technology currently have the majority of the market share for digital projection equipment. However, there are also other companies such as SONY using different digital technologies in the marketplace. There can be no assurance that these other technologies will not gain traction in the exhibition industry which could affect our ability to fully participate in the digital cinema market place.

        If we were forced to participate in digital cinema in other ways than being a distributor and service provider, we may have to leverage the Company. There is no assurance that we would be able to access sufficient capital given the recent tightening of the global credit market.

The markets for our products are highly competitive.

        The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Our competitors for our equipment have significantly greater resources than we do. In addition, many of our competitors are manufacturing their own equipment, whereas, we employ a distribution business model. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues. If we lose market share due to these issues, we may be unable to lower our cost structure quickly enough to offset the lost revenue. If we are unable to compete successfully, our business and results of operations will be seriously harmed.

Current negative economic conditions could adversely affect our results.

        The current issues in the global credit markets and weakening economies may negatively impact the Theatre and Lighting markets we serve. This environment could serve to reduce demand for our products and adversely affecting our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, including NEC, which could affect our ability to secure product to meet our customers' demand.

Our financial results and growth depend largely on the health of the theatre exhibition industry.

        In 2008, approximately 92% of our revenues resulted from sales to the theatre exhibition industry. From fiscal years 2000 to 2002, this industry experienced an unprecedented three-year decline. Several exhibition companies filed for federal bankruptcy protection. This resulted in our revenues declining from $83.4 million in fiscal 1999 to $33.8 million in fiscal 2002. While the health of the theatre exhibition industry has improved significantly, there are still risks in the industry which result in continued exposure to Ballantyne. Growth in the number of new motion picture screens may be adversely affected by the economy or other factors such as the global credit situation as the industry is very capital intensive. A lack of motion picture screen growth would have a material adverse effect on our business, financial condition and results of operations.

        The industry is also in the initial stages of a transformation from film to digital equipment. Theatre exhibition companies plan to retrofit their existing complexes by taking out the film equipment and replacing it with digital. This transformation is expected to take large amounts of capital. Due to weakening global credit markets, this process has been delayed to a significant degree. If the credit markets remain weak, there is no assurance that this process will take place near-term. There is significant uncertainty as to how this delay would affect our Company's operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

        Our top ten customers accounted for approximately 46% of 2008 consolidated net revenues. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from these significant customers could have a material adverse effect on our business, financial condition and results of operations.

Difficulty in recruiting and retaining qualified technicians could hamper our business model pertaining to our service business.

        We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the more technical nature of digital projectors and accessories. Once the rollout of digital cinema begins, competition for these qualified technicians will increase and we cannot predict whether we will experience future technician shortages. If such a shortage were to occur, we could be unable to properly provide the necessary services to our customers and subsequently lose market share. In addition if technician salary increases were necessary to attract and retain them, our results of operations would be negatively impacted to the extent we could not pass those additional costs to our customers. In addition, because the large scale rollout of digital cinema has not occurred, we cannot assure you that we will be able to successfully operate the service business in a profitable manner as we have limited experience with the volume of work that will be necessary. Our efforts to take care of our customers' needs could lead to increased operating and capital costs we have not planned on.

Certain of our investments are experiencing liquidity issues.

        We ended fiscal year 2008 with total cash, cash equivalents and long-term investments of $20.3 million including $8.9 million (net of a $1.1 million unrealized loss) of investments in certain auction-rate securities. During 2008, the market for our investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers of sellers for the securities. Since that time, we have liquidated, at par, $3.0 million of our auction-rate securities of which $50,000 were sold through the normal auction process with the remaining amounts being redeemed by the fund itself. We have also recorded an unrealized loss of approximately $1.1 million in other comprehensive income (loss) as of December 31, 2008 pertaining to these securities. However, if market conditions would deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or recognize impairment losses in our consolidated statements of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

        Sales outside the United States (mainly theatre sales) continue to be significant, accounting for 33% of consolidated sales in fiscal 2008. We are seeking to expand our share of foreign sales, which we expect will continue to account for a significant portion of our revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. A majority of our foreign sales have been denominated in U.S. dollars, exclusive of sales resulting from our division in Hong Kong ($4.8 million of non-U.S. denominated sales in fiscal 2008), and certain sales from our Screen Manufacturing subsidiary in Canada ($2.2 million of non-U.S. denominated sales in 2008). A weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. In addition, there can be no assurance that our international customers will continue to accept orders denominated in U.S. dollars. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are more directly subject to foreign exchange fluctuations. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We cannot assure that these factors will not adversely affect our foreign sales in the future.

        We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to the purchase of MDI during 2007 as a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency.

Pending litigation could have a material adverse effect on our financial position, cash flows and results of operations.

        Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed

December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While we believe that we have strong defenses and intend to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position. The case is scheduled for trial to commence on May 26, 2009.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis.

        Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it, require us to include in our Annual Report on Form 10-K an assessment by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

        As discussed in further detail in the "Business Strategy" portion of Item 1, our strategy is to pursue complementary strategic acquisitions in the theatre and in other markets that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisition candidates, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. Additionally, our credit facility with First National Bank of Omaha currently prohibits Ballantyne from making acquisitions over $7 million without the bank's consent.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

        Acquisitions could require us to record substantial amounts of goodwill and other intangible assets. For example, during the fourth quarter of 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. The analyses took into account various factors described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations"

and resulted in a goodwill impairment charge to the entire carrying value of approximately $2.3 million. In the future, however, our acquisitions could require us to record additional goodwill. Any future impairment of this goodwill or indefinite lived intangibles could adversely affect our reported financial results.

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

        As of December 31, 2008, we had: i) 14,028,528 shares owned by stockholders and ii) 1,258,044 shares of common stock reserved for issuance under stock plans, of which 278,125 shares are issuable pursuant to currently outstanding options, and 104,104 shares of common stock are reserved for issuance pursuant to Ballantyne's employee stock purchase plan. Of the shares outstanding, subject to outstanding options and reserved for issuance under the employee stock purchase plan, 14,300,653 shares are immediately eligible for resale in the public market without restriction.

        We are unable to predict the effect that the sales of these shares may have on the prevailing market price of the common stock.

Item 1B.  Unresolved Staff Comments

        We have not received any written comments from SEC Staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2008 fiscal year and that remained unresolved.

Item 2.  Properties

        Our headquarters and main manufacturing facility is located at 4350 McKinley Street, Omaha, Nebraska, where we own a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices and for the manufacture, assembly and distribution of our products.

        We lease a 50,000 square-foot manufacturing plant in Joliette, Canada used for offices, manufacturing, assembly and distribution of the cinema screens for MDI. We also lease a sales and service facility in Hong Kong and one in Beijing, China.

Item 3.  Legal Proceedings

        Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While we believe that we have strong defenses and intend to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on our financial position. The case is scheduled for trial to commence on May 26, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2008, no issues were submitted to a vote of stockholders.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed and traded on the NYSE AMEX (formerly the American Stock Exchange) under the symbol "BTN". The following table sets forth the high and low per share sale price for the common stock as reported by the NYSE AMEX.

		High	Low
2008	First Quarter	$5.97	$4.02
	Second Quarter	5.20	3.85
	Third Quarter	4.70	1.55
	Fourth Quarter	2.23	0.99

2007	First Quarter	$5.62	$4.82
	Second Quarter	6.67	4.84
	Third Quarter	6.80	5.34
	Fourth Quarter	6.45	5.50

2006	First Quarter	$4.94	$3.50
	Second Quarter	4.49	3.65
	Third Quarter	5.05	3.75
	Fourth Quarter	5.30	3.61

        Our common stock was held by approximately 350 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders. The last reported per share sale price for the common stock on March 9, 2009 was $ $1.64. We had 14,028,528 shares of common stock outstanding on March 9, 2009.

        On November 12, 2008, our Board of Directors approved the repurchase up to $1.0 million of our common stock.

        The following table sets forth additional information with respect to our repurchases of shares of common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
11/14/08-11/28/08	42,177	1.59	42,177	$932,939

        The Company may purchase shares from time to time depending on market, economic and other factors.

Equity Compensation Plan Information

        The following table sets forth information regarding our Stock Option and Purchase Plan Agreements as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	278,125	$2.29	405,104	(1)
Equity compensation plans not approved by security holders	—	—	852,940	(2)

Total	278,125	$2.29	1,258,044

(1)
Includes 104,104 securities for the 2005 Stock Purchase Plan and 301,000 securities for our employee and director Restricted Stock Plans.

(2)
Amounts pertain to the 2001 Non-Employee Director's Stock Option Plan. See note 18 to the consolidated financial statements filed under Part II, Item 8 of this report for a description of this plan.

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

Item 6.  Selected Financial Data (1)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of operations data
Net revenue	$54,815	$51,485	49,732	53,857	49,145
Gross profit	$8,794	$9,456	10,826	14,905	13,515
Net income (loss)	$(2,704)	$228	1,568	4,309	5,073
Net income (loss) per share
Basic	$(0.19)	$0.02	0.12	0.33	0.40
Diluted	$(0.19)	$0.02	0.11	0.31	0.37
Balance sheet data
Working capital	$21,810	$32,390	34,974	32,627	26,900
Total assets	$51,113	$54,140	49,908	46,936	42,171
Total debt	$—	$—	15	43	68
Stockholders' equity	$39,124	$43,042	42,389	39,998	34,523

(1)
All amounts in thousands (000's) except per share data

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for our products; the development of new technology for alternate means of motion picture presentation; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support our future business; credit concerns in the theatre exhibition industry; vendor and customer concentrations; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

        We have two primary reportable core operating segments: theatre and lighting. Approximately 92% of fiscal year 2008 sales were from theatre products and approximately 8% were lighting products.

Results of Operations:

        The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

	Years Ended December 31,
	2008	2007	2006	2005	2002
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	84.0	81.6	78.2	72.3	72.5
Gross profit	16.0	18.4	21.8	27.7	27.5
Selling and administrative expenses(1)	19.7	18.1	16.3	15.7	15.7
Income (loss) from operations	(7.4)	(0.8)	3.0	12.0	12.0
Net income (loss) from continuing operations	(4.9)	0.4	3.2	8.0	10.3

(1)
Amounts include goodwill impairment charges of $2.3, $0.6 and $1.25 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007

Revenues

        Net revenues during the twelve months ended December 31, 2008 increased to $54.8 million from $51.5 million in 2007.

	Twelve Months Ended December 31,
	2008	2007
Theatre
Products	$47,158,724	$42,883,762
Services	3,186,650	3,667,134

Total theatre revenues	50,345,374	46,550,896
Lighting	4,260,868	4,268,437
Other	208,319	666,531

Total net revenues	$54,814,561	$51,485,864

Theatre Segment

        Sales of theatre products and services increased to $50.4 million in 2008 from $46.6 million in 2007.

Digital Product Sales

        Sales of digital products rose to $12.6 million from $4.2 million in 2007 due to higher demand as the change to digital projection equipment began to accelerate in 2008. We believe that much of this demand is resulting from our customers wanting to show movies in 3D digital format as they believe that 3D movies result in higher attendance and ticket sales. The Hollywood studios have also increased the number of movies that can be shown in 3D. The results were negatively impacted, however, by the global credit environment as the purchase of digital equipment requires a significant amount of capital.

Film Product Sales

        Sales of film projection equipment declined to $14.4 million in 2008 from $22.5 million a year-ago due to the theatre exhibition industry's transition from traditional film projectors to digital-based systems coupled with a slowdown in new theatre construction in the United States and worldwide due largely to the current economic and credit market conditions. Included in film equipment revenues were sales of used film equipment which amounted to $1.4 million compared to $1.7 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

        Sales of replacement parts rose slightly to $7.4 million from $7.2 million during 2007. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit.

        Sales of film lenses decreased to $0.4 million from $1.7 million a year-ago. More than any other film product, used lenses have overtaken the market. Sales of xenon lamps declined slightly to $6.0 million compared to $6.4 million a year-ago and are not yet experiencing the effects of the industry transition to digital cinema as finished goods are.

Screen Product Sales

        We generated screen sales of $6.4 million in 2008 compared to $0.9 million a year-ago. However, the results are not comparable as we did not purchase our screen subsidiary MDI until late 2007. However, the sales generated by MDI during 2008 were at record levels for this company due to higher demand for the special "silver' screens needed for certain 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

        We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special "silver" screen that we manufacture and which, as discussed earlier, are driving the growth of MDI.

Service Revenues

        Service revenues declined in 2008 to $3.2 million from $3.7 million a year-ago as the business is feeling the effects of the decline in the traditional film business without a substantial increase in digital service business due to the delay in the full-scale digital rollout. Revenues generated from servicing film equipment fell to $2.3 million compared to $3.1 million in 2007 while revenues generated from servicing digital equipment rose to $0.9 million from $0.6 million a year-ago.

Lighting Segment

        Sales of lighting products remained steady at $4.3 million during 2007 and 2008, respectively. Sales of follow spotlights rose to $2.5 million from $2.2 million a year-ago as we have allocated additional resources to grow the core spotlight business which is now comprised of items we manufacture and also products that we distribute. While spotlight sales were higher during 2008, the product line is beginning to feel the effects of the troubled credit markets as these sales are in many instances dependent on the construction of stadiums and auditoriums around the world. It is currently unclear if certain projects will be delayed or canceled during 2009 and beyond. The increase in spotlight sales was offset by a reduction in demand for all other lighting products. Replacement parts decreased to $0.7 million from $0.8 million in 2007. Sky-Tracker sales fell to $0.4 million during 2008 from $0.6 million in 2007 due to lower demand for these large expensive lights and resulting in large part from the economy and credit market situation. Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturns amounted to $0.6 million in 2008 compared to $0.7 million a year-ago.

Export Revenues

        Sales outside the United States (mainly theatre sales) rose to $18.2 million in 2008 from $14.2 million a year-ago primarily due to increased sales in Asia, Latin America and Canada. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

        Consolidated gross profit decreased to $8.8 million in 2008 from $9.5 million a year-ago and as a percent of total revenue declined to 16.0% from 18.4% in 2007 due to the reasons discussed below. Gross profit in the theatre segment fell to $7.5 million in 2008 from $8.0 million in 2007 and as a percentage of theatre sales declined to 14.9% from 17.3% a year-ago. The margin primarily reflects the transition that is taking place in the theatre industry from traditional film projection equipment to digital projection equipment in addition to the slowdown in new theatre construction in the United States. During 2008 we sold $12.6 million of digital equipment which we primarily distribute through a distribution agreement with NEC Corporation of America. These sales compare to $4.2 million a year-ago. The gross margin percentage on these sales is significantly lower than the margin we currently experience on our film projectors. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Our margin was also impacted by our service subsidiary. The current service business primarily relates to servicing film projection equipment which is in a mature industry and at the same time, we are growing the infrastructure in anticipation of the upcoming digital cinema rollout. This combination is resulting in the division experiencing negative margins putting pressure on our overall margin. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates. At that time, margins are expected to increase. Gross margins also continue to be impacted by higher manufacturing costs pertaining to lower demand for our manufactured film products. We are purchasing film inventory components in lower quantities resulting in some raw material price increases and we are experiencing less manufacturing throughput in the Omaha plant to cover fixed overhead costs. Our theatre margins were positively impacted by profits from our MDI screen manufacturing subsidiary.

        The gross profit in the lighting segment amounted to $1.2 million or 28.0% as a percentage of revenues in 2008 compared to $1.1 million or 26.1% as a percentage of revenues in 2007.

Selling Expenses

        Selling expenses increased to $3.3 million in 2008 compared to $3.2 million in 2007, but as a percent of total revenue declined slightly to 6.1% from 6.2% a year-ago.

Administrative Expenses

        Administrative costs rose to $7.5 million in 2008 from $6.1 million in 2007 and as a percent of total revenue increased to 13.7% in 2008 from 11.9% in 2007. Administrative expenses were impacted by $0.6 million from the addition of MDI, the Canadian subsidiary purchased in the fourth quarter of 2007. During 2008, we also experienced higher costs from a year-ago that pertained to audit services and higher personnel costs in our service subsidiary as we grew its infrastructure to assist in the upcoming digital rollout we expect to take place. Other items increasing administrative costs included additional professional fees pertaining to legal and other compliance costs. We also experienced an increase in stock compensation expenses of $0.2 million pertaining to grants of restricted stock. Since 2008 was the first year any restricted stock was granted under the plan, there have been no such expenses in previous years.

Goodwill Impairment

        During the fourth quarter of 2008, we recorded a goodwill impairment charge of $2.3 million within our Theatre and Lighting segments. Our operating performance has declined compared to a year-ago and our share price and market capitalization remains depressed as compared to book value. Overall U.S. economic trends are declining as seen in most indices including those applicable to the manufacturing sector. Declining economic activity and the tightening of global credit markets, negatively impacts the volume of sales of our theatre projection equipment, lighting equipment and related services provided and the price we receive for these sales and services. The analyses also took into consideration the ongoing transition taking place in our strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. As a result of the impairment analysis performed, we determined the book value of goodwill was impaired. During 2007, we recorded a goodwill impairment charge within our theatre segment of $0.6 million that pertained to the operations of our Design & Manufacturing, Inc. subsidiary which was subsequently sold during the fourth quarter of 2007.

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

        Our results for 2008 also reflect a loss of $0.7 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to $0.2 million a year-ago and was higher due to more depreciation and interest costs resulting from additional deployments.

        We recorded net interest income of $0.5 million during 2008 compared to $0.8 million a year-ago as our investment balances were lower during the current year coupled with a sharp drop in interest rates due to the current economic environment.

        Other income amounted to $0.3 million in 2008 compared to expense of $0.1 million in 2007. The results reflect the impact of transaction gains arising from foreign exchange fluctuations during the year due to the U.S. dollar increasing versus the Canadian dollar.

        We recorded an income tax benefit of approximately $1.2 million in 2008 compared to an income tax benefit of $0.2 million in 2007. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment earnings (losses)) was approximately 31.5% for 2008, which reflects the benefit from the impact of tax-free interest income.

        For the reasons outlined herein, we experienced a net loss of $2.7 million and basic and diluted loss per share of $0.19 in 2008, respectively, compared to net income of $0.2 million during 2007 and basic and diluted earnings per share of $0.02 a year-ago, respectively.

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

Theatre Segment

        Sales of theatre products increased 1.2% to $46.6 million in 2007 from $46.0 million in 2006 reflecting higher demand for digital projection equipment which increased to $4.2 million from

$0.8 million in 2006. We also generated higher service revenues which rose to $3.7 million from $2.3 million a year-ago. The increase in service revenues resulted from a combination of more service on digital equipment and also due to experiencing a full twelve months of revenues from the acquisition of our service subsidiary, Strong Technical Services, Inc. (STS) which was purchased in the middle of 2006. The remaining revenue increase resulting from the purchase of Marcel Desrochers, Inc. (MDI) a Canadian-based manufacturer of cinema projection screens during the fourth quarter of 2007 and which subsequently generated $0.9 million of revenue during the period we owned them.

        The theatre exhibition industry's transition to digital cinema is in the initial stages and theatre owners are evaluating their options as they plan capital expenditures relative to new or used film projectors or digital equipment. To that end, we did experience a decline in sales of film projection equipment which fell to $22.4 million in 2007 from $26.7 million a year-ago. The film equipment results also reflect more sales of used equipment as opposed to equipment that we manufacture. Sales of such used film equipment approximated $1.4 million during the year. There were no such sales a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

        Sales of replacement parts were also impacted by the industry transition declining to $7.3 million from $7.9 million a year-ago despite a full twelve months of parts sales from STS which generated $1.0 million of revenue compared to $0.6 million a year-ago.

        Sales of lenses decreased to $1.7 million from $2.3 million a year-ago as these products are also being impacted by the transition. Sales of xenon lamps rose to $6.4 million during 2007 from $6.0 million a year-ago reflecting market share gains. The uncertainty regarding digital cinema has not impacted lamp sales as they are a necessary replacement item for projectors in service and are relatively unaffected by the used equipment market.

        Our top ten theatre customers accounted for approximately 47% of total theatre revenues compared to 45% a year-ago.

Lighting Segment

        Sales of lighting products increased 40.6% to $4.3 million in 2007 from $3.0 million a year-ago due mainly to increased demand for follow spotlight sales which rose to $2.2 million from $1.2 million during 2006. Replacement parts also rose during the year from $0.6 million in 2006 to $0.8 in 2007. In addition, Sky-Tracker sales rose to $0.6 million from $0.5 million in 2006.

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

        Gross profit in the theatre segment fell to $8.0 million in 2007 from $9.7 million in 2006 and as a percentage of sales declined to 17.3% from 21.1% a year-ago. The margin reflects the transition that is taking place in the theater industry. During 2007 we sold $4.2 million of digital equipment which we distribute through our agreement with NEC. The gross margin on these sales is significantly lower than the margin we currently experience on our film projectors. However, the sales price on the digital projectors is higher than what we receive on film projectors which causes the gross margin dollars to be more comparable. Our margin was also impacted by service revenues becoming a larger part of our business. The current service business primarily relates to servicing film projection equipment which is in a mature industry and as such, gross profit percentages typically are lower than margins from film equipment sales. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates. At that time, margins are expected to increase. We also continue to depreciate certain digital projectors out at customer locations for testing and demonstration purposes. During 2007 we recorded approximately $0.9 million of expense compared to $0.4 million a year-ago. Gross margins also continue to be impacted by higher manufacturing costs pertaining to purchasing in lower quantities and rising raw material costs.

        The gross profit in the lighting segment increased to $1.1 million in 2007 from $0.8 in 2006 but as a percent of revenues fell to 26.1% from 27.5% a year-ago. The results reflect a product mix consisting of more distribution items coupled with higher manufacturing costs.

Administrative Expenses

        Administrative costs increased to $6.2 million or 12.0% of revenues compared to $5.1 million or 10.3% a year-ago. During 2007, we experienced higher costs pertaining to Sarbanes/Oxley compliance of $0.4 million as 2007 was the first year we were subject to the Section 404 audit and assessment of the effectiveness of our internal controls over financial reporting. In addition we experienced an increase in professional fees of $0.3 million pertaining to M&A and legal work on a failed acquisition, fees pertaining to providing audited and pro-forma financial information pertaining to the acquisition of MDI and fees to file Form 8K's on the purchase of MDI. We also incurred legal and accounting costs to sell the operations of Design and Manufacturing, Inc. during the fourth quarter of 2007. Other items increasing administrative costs included hiring an executive during 2007 and hiring additional personnel to assist with Sarbanes/Oxley compliance which increased our payroll costs during the year. Administrative expenses also rose by $0.1 million due to experiencing a full twelve months of administrative expense pertaining to STS as compared to 2006 where we only owned them for 7 months. The remaining increase in administrative costs pertained to travel costs and additional depreciation and amortization expenses related to the purchase of computer equipment and intangible assets, respectively.

Selling Expenses

        Selling expenses rose to $3.2 million in 2007 from $3.0 million in 2006 but as a percent of revenues rose to 6.2% from 6.0% a year-ago. The increase resulted from selling expenses to grow the lighting segment coupled with initiatives to strengthen our position in the digital cinema marketplace by actively promoting the NEC digital projectors we distribute to the theatre exhibition industry.

Goodwill Impairment

        Goodwill impairment charges within the theatre segment that pertain to the operations of Design and Manufacturing, Inc., which was subsequently sold during the fourth quarter of 2007, amounted to $0.6 million and $1.3 million in 2007 and 2006, respectively.

Other Financial Items

        During 2007, we recorded a loss of $0.1 million pertaining to the sale of substantially all of the assets and liabilities of Design & Manufacturing, Inc.

        Net other expense amounted to approximately $91,000 in 2007 compared to net income of approximately $40,100 in 2006. The change from a year-ago was due to the reversal of a non-operating accrual during 2006 as the statue of limitations had expired.

        During both 2007 and 2006, we recorded interest income of $0.8 million. Cash was higher through-out the year until the fourth quarter when we purchased MDI. Interest expense decreased to $37,000 from $46,000 in 2006 due primarily to the payoff of debt during 2006 initially assumed with the purchase of National Cinema Service Corp during 2006.

        We recorded an income tax benefit of $0.2 million in 2007 compared to income tax expense of 0.7 million in 2006.

        For the reasons outlined herein, we earned net income of $0.2 million and basic and diluted earnings per share of $0.02 in 2007, respectively, compared to net income of $1.6 million and basic and diluted earnings per share of $0.12 and $0.11 a year-ago, respectively.

Subsequent Event

        During 2009, we made a reduction in overall staffing by nineteen persons, or approximately ten percent, as part of the ongoing shift in our business from the manufacture of film projection equipment to the distribution of digital cinema projection equipment. The cost of the termination benefits amounted to approximately $255,000 during fiscal 2009.

Liquidity and Capital Resources

        During the past several years, we have met our working capital and capital resource needs from our operating and investing cash flows. We ended fiscal year 2008 with total cash and cash equivalents of $11.4 million. Additionally, we have approximately $8.9 million of long-term investments in auction-rate securities (net of a $1.1 million unrealized loss) which are classified as available-for-sale securities. The ARS investments are held within closed-end funds which are AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. These investments are intended to provide liquidity via an auction process that resets the applicable interest rate every seven days allowing investors to either roll over their holdings or gain immediate liquidity by selling such investments at par.

        During 2008, the market for our investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. The conditions continue to persist in 2009. We cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, we may be unable to liquidate the auction rate securities held until a successful auction occurs. Based on the continued unsuccessful auctions of these investments, the investment securities have been reclassified to noncurrent assets within the Consolidated Balance Sheet as of December 31, 2008. As of December 31, 2008, the Company has liquidated, at par, $2,975,000 of its auction rate securities of which $50,000 were sold through the normal auction process and $2,925,000 were redeemed by the fund itself.

        Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to financial assets and liabilities. Under SFAS 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange.

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

        Due to the inability to trade all of our investments in auction-rate securities in the current market, we continue to earn interest on our investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned as of December 31, 2008 was 1.60%. Because of the inability to trade these investments, a readily determinable fair value using market observables (Level 1) does not exist. Therefore, in accordance with SFAS 157, "Fair Value Measurement," the Company, via the retention of the valuation firm Gifford Fong Associates, used a cash flow model to determine the estimated fair value of our auction-rate securities (Level 3). The assumptions used in preparing this model included, among other items, estimates for interest rates, default and recovery rates, illiquidity risk and an estimate for the timing of full redemption of the securities and are summarized below:

  •
  Interest rate indices—LIBOR curve and commercial paper rates obtained.

  •
  Rating transition matrix—the rating transition matrix gives transition probabilities for the underlying collateral migrating from one rating level to another in one year, particularly the transition probability to default status. The rating transition matrix is constructed from rating migration and default data published by the rating agencies.

  •
  Default and recovery rates—the default rate is estimated using a credit spread (discount margin) over the risk free rate curve obtained.

  •
  Illiquidity risk—in a distressed market, investors may not be able to find willing buyers, hence reduced liquidity.

  •
  Estimate for the timing of full redemption of the securities—the estimate for full redemption is based on a weighted average of redemption periods for short term, medium term and perpetual term securities.

  •
  Estimated weighted average coupon—the yield, considered to be the weighted average cost of capital (WACC), is related to the financial strength and outlook of each fund.

        Based on the valuations obtained, an impairment of approximately $1.1 million was recorded.

        In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, an impairment in the fair value of the investment securities should be classified as "temporary" or "other than temporary." The differentiating factors between a temporary and an other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this guidance and the guidance in SEC Staff Accounting Bulletin Topic 5M we determined the impairment should be classified as "temporary" and will be recorded as an unrealized loss which is excluded from earnings and recorded in the other comprehensive income (loss) component of stockholders' equity for the following reasons:

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

  •
  The amount of the temporary impairment recorded to accumulated other comprehensive income (loss) was only 11.38% of the carrying value. We view this evidence as corroborative that the underlying credit worthiness of the securities was not impaired.

  •
  We believe that as of December 31, 2008, there is sufficient capital to run our business with our cash position and our ability to draw on our credit facilities such that the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans. We continue to receive interest at a maximum default rate on the auction-rate securities and believe, due to our ability to fund our operations while a current lack of liquidity exists in the auction-rate market securities and the attributes of the auction-rate securities held, the full value of the auction-rate securities held will be realized upon settlement in the future. Therefore, it is management's intent to hold these securities for a sufficient amount of time to allow for recovery in the market value to occur.

        Additionally, all of the Company's ARS investments were purchased, via an intermediary brokerage firm, with a brokerage firm that has reached settlement with the Securities and Exchange Commission.

        However, if market conditions would deteriorate further and the anticipated recovery in market values does not occur or the settlement agreement with the SEC is modified we may be required to record additional unrealized losses in other comprehensive income (loss) or an other-than-temporary impairment charge which could also impact our results of operations or liquidity and capital resources in future periods.

        We are a party to a revolving credit facility (the "Original Credit Facility") with First National Bank of Omaha expiring August 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2008. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.50% at December 31, 2008) and pay a fee of 0.125% on the unused portion.

        During 2008, the Company amended its Original Credit Facility to allow an interim extension of credit (the "Interim Credit Facility") in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. Effective September 26, 2008, the Company entered into a Ninth Amendment to its Original Credit Facility to extend the maturity date of its interim extension of credit (the "Interim Credit Facility") to August 30, 2009 and to reduce the available borrowings to $9.4 million. The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends. All of our personal property and certain stock in our subsidiaries secure the credit facilities. Total borrowing available under the Original and Interim Credit facilities amounted to $13.4 million. No amounts are currently outstanding under either of the credit facilities. The Company intends to renew the credit facilities prior to their expiration.

        Net cash provided by operating activities amounted to $4.4 million in 2008 compared to net cash used in operating activities of $1.8 million in 2007. The improvement from 2007 primarily came from turning $1.2 million of our consignment inventory into cash as compared to 2007 where we purchased $3.1 million of such inventory resulting in a swing of cash flow of approximately $4.3 million. In addition, cash flow from 2007 was used to expand our digital equipment inventory resulting in cash used of $4.0 million in 2007 compared to cash used to increase inventory levels of $0.9 million in 2008.

        Net cash used by operating activities amounted to $1.8 million in 2007 as compared to net cash provided by operating activities of $4.8 million in 2006. The decrease in cash flow was due in part to the purchase of the digital projectors that were transferred to Digital Link II, LLC in exchange for a non-controlling ownership interest in Digital Link II of $2.7 million and cash consideration. The subsequent transfer of inventory up to the amount of the investment in Digital Link II of $2.7 million was considered a non-cash transfer of assets. Therefore, the corresponding decrease in inventory did not have an effect to cash flow. A decrease in cash flow in 2007 also resulted from additional purchases of digital projection equipment made of approximately $3.8 million to further expand our inventory to meet customer demand and to increase the amount of equipment being used for consignment and demonstration purposes. There were $6.3 million of such inventory recorded at December 31, 2007, excluding our investment in Digital Link II.

        Net cash provided by investing activities amounted to $2.8 million in 2008 compared to $3.1 million in 2007. During 2008 we incurred $0.8 million of capital expenditures and liquidated at par, approximately $3.0 million of our auction-rate securities. In addition, we received $0.3 million of proceeds from the sale of our Coater and Marinade product line during the second quarter of 2008. During 2007, investing outflows consisted primarily of our $3.4 million (including restricted cash placed in escrow) purchase of MDI, capital expenditures of $0.6 million and additional investments of $1.4 million in our joint venture with RealD (Digital Link II). Total outflows during 2007 were offset by cash generated of $1.6 million from the sale of Design & Manufacturing, Inc and the liquidation at par, of $7.0 million of our auction-rate securities.

        Net cash provided by investing activities amounted to $3.1 million in 2007 compared to cash used in investing activities of $4.9 million in 2006. During 2007, investing outflows consisted of the $3.4 million (including restricted cash placed in escrow) purchase of MDI during 2007 and investing in our joint venture with Real D (Digital Link II) in the amount of $1.4 million. We also incurred capital expenditures of $0.6 million during 2007. We did generate $7 million from proceeds from available-for-sale securities. We also generated $1.6 million of cash from the sale of Design & Manufacturing, Inc. during the fourth quarter of 2007. Investing activities in 2006 primarily resulted from the acquisition of National Cinema Service Corp for $2.0 million (including restricted cash placed in escrow), capital expenditures of $0.5 million, proceeds from the sale of assets of $0.3 million and net purchases of available-for-sale securities of $2.5 million.

        Net cash provided by financing activities amounted to $0.3 million in 2008 compared to $0.3 million in 2007. The transactions in 2008 consisted of proceeds from our various stock plans, the purchase of shares under our Board-Approved share repurchase program, and an increase in checks outstanding in excess of bank balances of approximately $0.1 million. The transactions in 2007 period primarily consisted of transactions from our various stock plans.

        Net cash provided by financing activities amounted to $0.3 million in 2007 compared to $0.6 million in 2006. We received proceeds of $0.1 million from our stock plans in 2007 and recorded a $0.2 million income tax benefit pertaining to these plans. During 2006, we received proceeds of $0.4 million from our stock plans, recorded a $0.4 million income tax benefit pertaining to these exercises and made debt payments of $0.2 million.

Transactions with Related and Certain Other Parties

        During 2008, we sold our Coater and Marinade product line in exchange for $275,000 in cash. In connection with the sale, we recorded a pre-tax net gain of approximately $258,000 (estimated $159,000 after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

        During 2007 and 2008, we sold digital theatre projection equipment to our joint venture, Digital Link II, LLC ("DL II") in the normal course of business. DL II in turn provides the digital theatre projection equipment to third party customers under operating lease agreements. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% in the joint venture which will be recognized upon sale of the equipment to the third parties.

Financial Instruments and Credit Risk Concentrations

        Our top ten customers accounted for approximately 46% of 2008 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 62% of net consolidated receivables at December 31, 2008. Sales to Regal Cinemas, Inc. represented over 10% of consolidated sales. Additionally, receivables from Vari International represented over 10% of net consolidated receivables at December 31, 2008. While we believe our relationships with these customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

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

Hedging and Trading Activities

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. For the period ended December 31, 2008, the Company had recorded an immaterial amount of unrealized loss associated with these open contracts in its consolidated statement of operations.

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

Off Balance Sheet Arrangements and Contractual Obligations

        Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Non-competition agreement	75,000	25,000	—	50,000	—	—	—
Postretirement benefits	206,818	22,006	17,551	18,605	19,575	20,551	108,530
Operating leases	1,117,185	306,225	302,888	294,190	213,882	—	—

Contractual cash obligations	$1,399,003	353,231	320,439	362,795	233,457	20,551	108,530

        We have a contractual obligation to pay up to $150,000 to High End Systems, Inc. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of the business. In addition, we have accrued approximately $0.1 million for the estimated underpayment of income taxes we are obligated to pay. The accrual is primarily related to state tax matters. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

        During 2008, we provided a guarantee to notes entered into by DL II to finance digital projection equipment deployed in the normal course of business. The loans provide for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. Our guarantee of the notes is limited to our 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the notes outstanding, which amounted to approximately $1.8 million. We have recorded a liability for the fair value of the obligation undertaken by issuing the guarantee which amounted to approximately $0.08 million as of December 31, 2008. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

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

Legal

        See Note 24 to the consolidated financial statements, and Item 3 of this report, for a full description of all legal matters.

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

Critical Accounting Policies and Estimates

General

        The following accounting policies involve judgments and estimates used in preparation of the consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

        Our accounting policies are discussed in Note 2 to the consolidated financial statements in this report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

        Ballantyne manufactures and sells motion picture projectors which are highly complex and have many components that make up a complete system, which is referred to as an "integrated system." Each customer selects options for certain components in determining the integrated system they chose to purchase. To recognize revenue, the Company follows the requirements of Staff Accounting Bulletin 104, Revenue Recognition, which consists of determining that:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectibility is reasonably assured

        Once the customer has determined the features for their "integrated system," the Company manufactures the system to their preference and then ships the system when it is complete. Revenue is generally recognized upon shipment of the product to the third party. In those limited situations where the shipping terms are FOB destination point, the Company recognizes revenue when the product is delivered.

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

        At December 31, 2008, there were approximately $7.2 million in gross outstanding accounts receivable and $0.2 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2007, there were approximately $8.4 million in gross outstanding accounts receivable and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At December 31, 2008 we had recorded gross inventory of approximately $12.3 million and $2.8 million of inventory reserves. This compared to $11.8 million and $1.9 million, respectively, at December 31, 2007.

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

        At December 31, 2008, the warranty accrual amounted to $0.5 million and amounts charged to expense were $0.6 million. At December 31, 2007, the warranty accrual amounted to $0.4 million and amounts charged to expense were $0.2 million.

Long-lived Assets and Amortizable Intangibles

        We review long-lived assets and amortizable intangibles, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Our most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $3.5 million at December 31, 2008. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that we are unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Consignment Inventory

        Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Additionally, during 2007, the Company entered into operating lease agreements with third party customers for the use of certain projection equipment of which a majority of the projection equipment was sold during the first quarter of 2008. The Company recognized revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition, upon delivery of title to customer. No other income was generated under these operating lease agreements. The Company considered the guidance contained within ARB 43, EIFT 01-08 and SFAS No. 13 to determine the proper accounting treatment for the agreements referenced above.

        Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.5 million and $2.8 million at December 31, 2008 and December 31, 2007, respectively.

Goodwill

        In accordance with SFAS No. 142, we evaluate our goodwill for impairment on an annual basis based on values at the end of the fourth quarter or whenever indicators of impairment exist. Based on this analysis, we recorded a goodwill impairment charge within our theatre and lighting segments of $2.3 million during the fourth quarter of 2008. Our operating performance has declined compared to a year-ago and our share price and market capitalization remains depressed as compared to book value.

        Overall U.S. economic trends are declining as seen in most indices including those applicable to the manufacturing sector. Declining economic activity and the tightening of global credit markets, negatively impacts the volume of sales of our theatre projection equipment, lighting equipment and related services provided and the price we receive for these sales and services. The analyses also took into consideration the ongoing transition taking place in our strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. As a result of the impairment analysis performed, we determined the entire carrying value of goodwill was impaired. During 2007, we recorded an impairment charge within our theatre segment of $0.6 million relating to our subsidiary Design & Manufacturing, Inc. which was subsequently sold in the fourth quarter of 2007.

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

Stock-based Compensation

        The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

        Our employees and directors are periodically granted restricted stock and our employees are able to participate in our employee stock purchase plan. The compensation cost of these awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee or director is required to perform service in exchange for the award (the vesting period of the award).

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) will be effective for the Company's business combinations occurring on or after January 1, 2009. The adoption on January 1, 2009, will impact the Company's accounting for future acquisitions and related transaction costs.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("GAAP"). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

        In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees" which amends FASB Statement No. 133 and FASB Interpretation FIN 45. FSP No. FAS 133-1 and FIN 45-4 requires sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose additional information about exposure to potential loss from credit-risk-related events. The new disclosures require both sellers of credit derivatives and guarantors to disclose the current status of payment/performance risk. The disclosures are effective for annual and interim reporting periods ending after November 15, 2008. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity's derivative and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. As of December 31, 2008, the Company does not believe that SFAS No. 161 will have a material effect on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The principal market risks affecting us are exposure to interest rates, auction-rate securities and foreign currency exchange rates. We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. As a majority of our sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets.

        Interest Rates—We have variable interest rate credit facilities. However, we have no outstanding balances as of December 31, 2008. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by a maximum of $0.1 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

        Auction-Rate Securities—We have also evaluated our exposure to changes in the market price of our auction-rate securities as a result of the current liquidity in the auction-rate market. A one percent decrease in the average market price of our auction-rate securities would have an effect on comprehensive income (loss) of approximately $0.1 million.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are primarily related to our Canadian subsidiary. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by less than $0.1 million in 2008.

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

/s/ JOHN P. WILMERS John P. Wilmers President and Chief Executive Officer
/s/ KEVIN HERRMANN Kevin Herrmann Secretary/Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne of Omaha, Inc.:

        We have audited the accompanying consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in notes 2 and 18 to the consolidated financial statements, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

        As discussed in notes 2 and 24 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ballantyne of Omaha, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Omaha, Nebraska
March 16, 2009

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,424,984	$4,220,355
Short-term investments	—	13,000,000
Restricted cash	701,498	1,191,747
Accounts receivable (less allowance for doubtful accounts of $195,141 in 2008 and $534,526 in 2007)	7,038,258	7,841,348
Inventories, net	9,476,687	9,883,555
Recoverable income taxes	1,111,118	1,365,530
Deferred income taxes	2,134,699	1,695,926
Consignment inventory	527,027	2,767,899
Other current assets	356,855	322,102

Total current assets	32,771,126	42,288,462
Investment in joint venture	3,138,568	3,727,485
Investment in securities	8,883,420	—
Property, plant and equipment, net	3,453,363	3,633,124
Goodwill	—	2,420,993
Intangible assets, net	1,374,438	2,047,185
Other assets	17,257	23,099
Deferred income taxes	1,474,766	—

Total assets	$51,112,938	$54,140,348

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,470,903	$6,134,703
Warranty reserves	491,556	381,710
Accrued group health insurance claims	219,215	201,687
Accrued bonuses	185,064	54,178
Other accrued expenses	1,943,969	2,151,413
Customer deposits	1,216,590	974,910
Income tax payable	433,533	—

Total current liabilities	10,960,830	9,898,601
Deferred income taxes	22,206	98,532
Other accrued expenses, net of current portion	1,006,056	1,101,517

Total liabilities	11,989,092	11,098,650
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,168,510 shares in 2008 and 15,956,243 shares in 2007	161,685	159,562
Additional paid-in capital	35,085,228	34,637,868
Accumulated other comprehensive income (loss):
Foreign currency translation	(931,755)	(59,427)
Unrealized loss on investments in securities, net of tax	(742,027)	—
Minimum pension liability	93,658	75,833
Retained earnings	20,839,737	23,543,316

	54,506,526	58,357,152
Less 2,139,982 in 2008 and 2,097,805 in 2007 of common shares in treasury, at cost	(15,382,680)	(15,315,454)

Total stockholders' equity	$39,123,846	$43,041,698

Total liabilities and stockholders' equity	$51,112,938	$54,140,348

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Net revenues	$54,814,561	$51,485,864	$49,732,371
Cost of revenues	46,021,049	42,030,270	38,906,691

Gross profit	8,793,512	9,455,594	10,825,680
Selling and administrative expenses:
Selling	3,327,967	3,170,367	2,982,893
Administrative	7,487,172	6,147,004	5,120,740
Goodwill impairment	2,314,282	639,466	1,250,534

Total selling and administrative expenses	13,129,421	9,956,837	9,354,167
Gain on transfer of assets	—	234,557	—
Gain (loss) on disposal of assets, net	17,236	(24,102)	37,546
Gain (loss) on sale of assets	258,170	(142,284)	—

Income (loss) from operations	(4,060,503)	(433,072)	1,509,059
Interest income	513,990	797,073	796,016
Interest expense	(35,437)	(36,937)	(45,652)
Equity in loss of joint venture	(683,311)	(245,703)	—
Other income (expense), net	320,530	(90,920)	40,101

Income (loss) before income taxes	(3,944,731)	(9,559)	2,299,524
Income tax benefit (expense)	1,241,152	237,690	(731,332)

Net income(loss)	$(2,703,579)	$228,131	$1,568,192

Basic earnings (loss) per share	$(0.19)	$0.02	$0.12

Diluted earnings (loss) per share	$(0.19)	$0.02	$0.11

Weighted average shares outstanding:
Basic	13,914,743	13,817,802	13,586,252

Diluted	13,914,743	14,094,927	14,018,682

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2005	$154,953	33,411,013		21,746,993	(15,315,454)	—	39,997,505
Comprehensive Income:
Net income	—	—	1,568,192	1,568,192	—	—	1,568,192
Adjustment to initially apply FASB Statement No. 158	—	—	14,746	—	—	14,746	14,746

Comprehensive Income			1,582,938

Issuance of 313,403 shares of common stock upon exercise of stock options	3,134	298,881		—	—	—	302,015
Issuance of 15,650 shares of common stock under the employees stock purchase plan	156	58,844		—	—	—	59,000
Income tax benefit related to stock option plans	—	367,685		—	—	—	367,685
Stock compensation expense	—	79,804		—		—	79,804

Balance at December 31, 2006	$158,243	34,216,227		23,315,185	(15,315,454)	14,746	42,388,947
Comprehensive Income:
Net income	—	—	228,131	228,131	—	—	228,131
Foreign currency translation	—	—	(59,427)		—	(59,427)	(59,427)
Adjustment to minimum pension liability under Statement No. 158	—	—	61,087		—	61,087	61,087

Comprehensive Income			216,807

Issuance of 121,250 shares of common stock upon exercise of stock options	1,213	64,202		—	—	—	65,415
Issuance of 10,611 shares of common stock under the employees stock purchase plan	106	73,262		—	—	—	73,368
Income tax benefit related to stock option plans	—	217,720		—	—	—	217,720
Stock compensation expense	—	66,457		—		—	66,457

Balance at December 31, 2007	$159,562	34,637,868		23,543,316	(15,315,454)	16,406	43,041,698

Comprehensive Income:
Net loss	—	—	(2,703,579)	(2,703,579)	—	—	(2,703,579)
Foreign currency translation	—	—	(872,328)		—	(872,328)	(872,328)
Unrealized loss on investments in securities, net of tax	—	—	(742,027)		—	(742,027)	(742,027)
Adjustment to minimum pension liability under Statement No. 158	—	—	17,825		—	17,825	17,825

Comprehensive Loss			(4,300,109)

Issuance of 123,625 shares of common stock upon exercise of stock options	1,236	88,187		—	—	—	89,423
Issuance of 69,000 shares of common stock under the restricted stock plan	690	—		—	—	—	690
Issuance of 19,642 shares of common stock under the employees stock purchase plan	197	34,766		—	—	—	34,963
Stock Buyback	—	—		—	(67,226)	—	(67,226)
Income tax benefit related to stock option plans	—	92,362		—	—	—	92,362
Stock compensation expense	—	232,045		—		—	232,045

Balance at December 31, 2008	$161,685	35,085,228		20,839,737	(15,382,680)	(1,580,124)	39,123,846

See accompanying notes to consolidated financial statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,703,579)	$228,131	$1,568,192
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	44,602	63,517	120,176
Provision for obsolete inventory	1,246,867	667,587	847,337
Depreciation of other assets	993,602	928,647	447,556
Depreciation of property, plant and equipment	924,247	1,060,506	1,076,308
Amortization of intangibles	421,113	162,377	41,224
Equity in loss of joint venture	683,311	245,703	—
Goodwill impairment	2,314,282	639,466	1,250,534
Loss (gain) on the sale of assets	(258,170)	142,284	—
Loss (gain) on disposal of assets	(17,236)	24,102	(37,546)
Deferred income taxes	(1,554,796)	34,876	(1,084,828)
Share-based compensation expense	271,498	81,325	106,723
Excess tax benefits from stock options exercised	(92,362)	(217,720)	(367,685)
Changes in assets and liabilities:
Accounts receivable	665,543	(106,381)	800,959
Inventories	(1,024,226)	(3,996,477)	361,625
Consignment inventory	1,247,472	(3,123,341)	(910,992)
Other current assets	(34,666)	136,781	(114,875)
Accounts payable	293,331	2,805,500	844,668
Warranty reserves	141,678	(234,450)	(62,965)
Accrued group health insurance claims	17,528	(74,718)	937
Accrued bonuses	76,305	54,178	(983,235)
Other accrued expenses	(425,471)	(410,915)	523,613
Customer deposits	253,022	559,328	(192,125)
Current income taxes	841,301	(1,519,913)	570,863
Other assets	28,393	8,298	(7,800)

Net cash provided by (used in) operating activities	4,353,589	(1,841,309)	4,798,664

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,751)	(2,910,819)	(1,508,258)
Investment in joint venture	(94,395)	(1,429,417)	—
Proceeds from the sale of business, net of cash	—	1,641,005	—
Increase in restricted investments	490,249	(594,640)	(611,391)
Capital expenditures	(818,626)	(613,410)	(514,927)
Proceeds from sale of assets	271,369	—	265,401
Purchases of investments in securities	—	—	(8,400,000)
Proceeds from sales of investments in securities	2,975,000	7,000,000	5,900,000

Net cash provided by (used in) investing activities	2,814,846	3,092,719	(4,869,175)

Cash flows from financing activities:
Payments on long-term debt	—	(14,608)	(234,266)
Increase in checks outstanding in excess of bank balances	106,782	—	70,383
Proceeds from employee stock purchase plan	34,963	73,368	59,000
Payments under share repurchase program	(67,226)	—	—
Proceeds from exercise of stock options	90,113	65,415	302,015
Excess tax benefits from stock options exercised	92,362	217,720	367,685

Net cash provided by financing activities	256,994	341,895	564,817
Effect of exchange rate changes on cash and cash equivalents	(220,800)	4,396	—

Net increase in cash and cash equivalents	7,204,629	1,597,701	494,306
Cash and cash equivalents at beginning of year	4,220,355	2,622,654	2,128,348

Cash and cash equivalents at end of year	$11,424,984	$4,220,355	$2,622,654

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Years ended December 31, 2008, 2007 and 2006

1.    Nature of Operations

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

Use of Management Estimates

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

Revenue Recognition

        Ballantyne manufactures and sells motion picture projectors which are highly complex and have many components that make up a complete system, which is referred to as an "integrated system." Each customer selects options for certain components in determining the integrated system they chose to purchase. To recognize revenue, the Company follows the requirements of Staff Accounting Bulletin 104, Revenue Recognition, which consists of determining that:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectibility is reasonably assured

        Once the customer has determined the features for their "integrated system," the Company manufactures the system to their preference and then ships the system when it is complete. Revenue is generally recognized upon shipment of the product to the third party. In those limited situations where the shipping terms are FOB destination point, the Company recognizes revenue when the product is delivered.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

        The Company maintained an allowance for doubtful accounts of $195,141 and $534,526 at December 31, 2008 and 2007, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

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

        Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.5 million and $2.8 million at December 31, 2008 and 2007, respectively.

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

        The impairment testing requires management to estimate the fair value of the assets or reporting unit. The estimate of the fair value of the assets is determined on the basis of discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, and future earnings in addition to other factors. The fair value of the reporting unit is then compared to the carrying amount of the assets to quantify an impairment

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

charge as of the assessment date for the excess of the carrying amount of the reporting unit's assets over the fair value of the reporting unit's assets.

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

Sales Taxes

        Sales taxes assessed by governmental authorities including sales, use, and excise taxes are on a net basis and therefore the presentation of these taxes is excluded from revenues and is shown as a liability on the balance sheet until remitted to the appropriate taxing authorities.

Research and Development

        Research and development costs are charged to operations in the period incurred. Such costs amounted to approximately $637,000, $606,000 and $886,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $833,000, $845,000 and $757,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Fair Value of Financial and Derivative Instruments

        SFAS No, 157 states the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying values of cash and cash equivalents, accounts receivable, debt, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, requires companies to recognize all derivative financial instruments as either assets or liabilities at their fair value. During 2008, the Company maintained forward contracts to hedge its exposure to foreign currency risk related to transactions being conducted at the Company's Canadian subsidiary. The contracts did not have a material impact on the Company's operations.

Cash and Cash Equivalents

        All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase.

Earnings (loss) Per Common Share

        The Company computes and presents earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2008	2007	2006
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$(2,703,579)	$228,131	$1,568,192
Weighted average common shares outstanding	13,914,743	13,817,802	13,586,252

Basic earnings (loss) per share	$(0.19)	$0.02	$0.12

Diluted earnings (loss) per share:
Earnings (loss) applicable to common stock	$(2,703,579)	$228,131	$1,568,192
Weighted average common shares outstanding	13,914,743	13,817,802	13,586,252
Assuming conversion of options outstanding	—	277,125	432,430

Weighted average common shares outstanding, as adjusted	13,914,743	14,094,927	14,018,682

Diluted earnings (loss) per share	$(0.19)	$0.02	$0.11

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        At December 31, 2008, options and restricted stock outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders. At December 31, 2007 and 2006, options to purchase 42,000 and 268,800 shares of common stock at a weighted average price of $7.30 and $8.43 per share were outstanding but were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares.

Stock Compensation Plans

        Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R). This statement replaced FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and supersedes APB No. 25. Statement 123(R) and requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Therefore, prior years' financial statements were not restated. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under Statement 123. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. In a change from previous standards, Statement 123(R) also required that excess tax benefits related to stock option exercises be reflected as financing cash inflows.

        Share-based compensation cost that has been included in income (loss) from operations amounted to $271,498, $81,325 and $106,723 for the twelve months ended December 31, 2008, 2007 and 2006, respectively. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2008 and 2007.

Impairment of Long-Lived Assets and Amortizable Intangibles

        The Company reviews long-lived assets and amortizable intangibles, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $3.5 million at December 31, 2008. The Company's amortizable intangibles which are subject to recovery consist of trademarks, customer relationships and non-competition agreements which have a carrying value of $1.4 million at December 31, 2008. Because the recoverability of property, plant and equipment and intangibles is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value. In addition, the Company has long-lived assets which consist of the Company's equity

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

method investment in a joint venture. The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline. No impairment existed at December 31, 2008.

Retirement Benefits

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS No. 158). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, the measurement of a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and the recognition of changes in the funded status through comprehensive income in the year in which the changes occur. The Company adopted the provisions of SFAS No. 158 on December 31, 2006.

Foreign Currency Translation

        For foreign operations, local currencies are considered the functional currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net income (loss) but are presented in comprehensive income (loss) within the consolidated statements of changes in shareholder's equity and comprehensive income (loss).

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

        The following table summarizes warranty activity for the three years ended December 31, 2008.

Warranty accrual at December 31, 2005	$680,017
Charged to expense	160,428
Amounts written off, net of recoveries	(223,393)

Warranty accrual at December 31, 2006	$617,052
Charged to expense	170,549
Addition related to acquisition	11,639
Amounts written off, net of recoveries	(417,530)

Warranty accrual at December 31, 2007	$381,710
Charged to expense	594,421
Amounts written off, net of recoveries	(484,575)

Warranty accrual at December 31, 2008	$491,556

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

Adoption of New Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Although the Company adopted the provisions of SFAS No. 159 effective with the beginning of the Company's 2008 fiscal year, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of SFAS No. 159 did not have an impact on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 15 which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining Fair Value of a Financial Asset in a Market that is not Active." FSP No. FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSB No. FAS 157-3 is effective for the Company beginning in the third quarter of 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial position or results of operations. See further discussion in Note 9.

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

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) will be effective for the Company's business combinations occurring on or after January 1, 2009. The adoption on January 1, 2009, will impact the Company's accounting for future acquisitions and related transaction costs.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

in the United States ("GAAP"). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

        In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees" which amends FASB Statement No. 133 and FASB Interpretation FIN 45. FSP No. FAS 133-1 and FIN 45-4 requires sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose additional information about exposure to potential loss from credit-risk-related events. The new disclosures require both sellers of credit derivatives and guarantors to disclose the current status of payment/performance risk. The disclosures are effective for annual and interim reporting periods ending after November 15, 2008. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("No. 161"). This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity's derivative and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. As of December 31, 2008, the Company does not believe that SFAS No. 161 will have a material effect on its consolidated financial statements.

3.    Business Acquisitions

        On October 12, 2007, the Company, through a wholly-owned subsidiary, Strong Digital Systems, Inc., acquired 100% of the outstanding shares of Marcel Desrochers, Inc. (MDI), a manufacturer and supplier of film and digital cinema screens, for cash consideration. As a result of the acquisition, MDI formed a core business established to supply cinema screens to the digital and film cinema marketplace. The total purchase price of MDI at the date of acquisition was $2.5 million including cash acquired. The purchase price excluded an additional $0.9 million of restricted funds that were placed in escrow to secure certain indemnification and other obligation contingencies. Funds for the purchase were provided by internally generated cash flows. Direct transaction costs related to the acquisition amounted to $0.3 million.

        During the first quarter of 2007, the Company acquired certain assets of a business in the lighting segment from High End Systems, Inc. The results of Technobeam's operations have been included in the consolidated financial statements from the acquisition date through the reporting period ended December 31, 2008. The Company made an initial payment of $0.2 million. Additional consideration to be paid of up to $150,000 is contingent upon satisfaction and attainment of certain future sales of the business product line. Direct transaction costs were not material to the acquisition.

4.    Investment in Digital Link II Joint Venture

        On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the "LLC"). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of December 31, 2008, total current and non-current assets of the joint venture amounted to approximately $0.9 million and $12.1 million,, respectively. Total liabilities and equity at December 31, 2008 amounted to $5.7 million

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

and $7.3 million, respectively. As of December 31, 2007, total current and non-current assets of the joint venture amounted to approximately $0.2 million and $9.1 million respectively. Total liabilities and equity at December 31, 2007 amounted to $0.5 million and $8.8 million, respectively.

        The joint venture operates on a March 31st fiscal year end. If the joint venture operated on December 31st fiscal year end, the joint venture would have reported a net loss for the twelve months ended December 31, 2008 and 2007 of approximately $1.4 million and $0.6 million, respectively which primarily resulted from depreciation expense related to projection equipment on consignment to third party customers.

        The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II's net income or loss based on the most recently available financial statements. The Company's portion of losses of the LLC amounted to approximately $0.7 million and $0.2 million for the twelve months ended December 31, 2008 and 2007, respectively.

        During 2008, the Company provided a guarantee to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provide for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. The Company's guarantee of the note is limited to its 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the notes outstanding, which amounts to approximately $1.8 million. The Company has recorded a liability for the fair value of the obligation undertaken by issuing the guarantee which amounted to approximately $0.08 million as of December 31, 2008. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

5.    Sale of Product Line

        During 2008, the Company sold its Coater and Marinade product line in exchange for $275,000 in cash. In connection with the sale, the Company recorded a pre-tax net gain of approximately $258,000 (estimated $159,000 after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

        The Company recorded the sale of the Coater and Marinade product line in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Based on the guidance, the Coater and Marinade product line was not considered a separate accounting component of the Company as the cash flows of the product line could not be clearly distinguished from the rest of the Company. Therefore, the Company has not presented the operations of the Coater and Marinade product line as discontinued operations.

6.    Investments

        The Company has certain investments in auction-rate securities which are classified as available-for-sale securities. Interest rates on these auction-rate securities are reset through an auction process that resets the applicable interest at pre-determined intervals every seven days. The investment securities are held within closed-end funds that continue to be AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        During 2008, the market for the Company's investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. These conditions continue to persist in 2009. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may be unable to liquidate the auction rate securities held until a successful auction occurs or the securities are redeemed by the issuer of the investments. Based on the continued unsuccessful auctions of these investments, the investment securities have been reclassified to noncurrent assets within the Condensed Consolidated Balance Sheet as of December 31, 2008. As of December 31, 2008, the Company has liquidated, at par, $2,975,000 of its auction rate securities of which $50,000 were sold through the normal auction process and $2,925,000 were redeemed by the fund itself.

        Due to the inability to trade all of the Company's investments in auction-rate securities in the current market, the Company continues to earn interest on its investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned as of December 31, 2008 was 1.60%.

        Based on the valuations performed (Note 7), the Company determined there was an impairment in the fair value of its investments of approximately $1.1 million. When events or circumstances exist that require the Company to record an impairment on its investments, the Company determines whether the impairment should be classified as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders' equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this assessment as of December 31, 2008, the Company determined the impairment in the fair value of its investments is temporary.

7.    Fair Value of Financial Instruments

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        Because of the inability to trade the Company's auction-rate securities, a readily determinable fair value using market observables (Level 1 input) does not exist. Therefore, in accordance with SFAS No. 157, "Fair Value Measurement," the Company obtained Gifford Fong Associates, a third party valuation expert, to assist with the determination of the estimated fair value of its auction-rate securities (Level 3 input). The valuation expert used a cash flow model to determine the fair value of these securities. The significant inputs and assumptions used in preparing this model are summarized as follows:

  •
  Interest rate indices—LIBOR curve and commercial paper rates obtained.

  •
  Rating transition matrix—the rating transition matrix gives transition probabilities for the underlying collateral migrating from one rating level to another in one year, particularly the transition probability to default status. The rating transition matrix is constructed from rating migration and default data published by various rating agencies.

  •
  Default and recovery rates—the default rate is estimated using a credit spread (discount margin) over the risk free rate curve obtained.

  •
  Illiquidity risk—in a distressed market, investors may not be able to find willing buyers, hence reduced liquidity.

  •
  Estimate for the timing of full redemption of the securities—the estimate for full redemption is based on a weighted average of redemption periods for short term, medium term and perpetual term securities.

  •
  Estimated weighted average coupon—the yield, considered to be the weighted average cost of capital (WACC), is related to the financial strength and outlook of each fund.

        Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements under the provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
Description	12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$8,883,420	$—	$—	$8,883,420

Total	$8,883,420	$—	$—	$8,883,420

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to December 31, 2008 follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Auction-Rate Securities	Total
Beginning balance	$13,000,000	$13,000,000
Total unrealized gains or losses
Included in other comprehensive income (loss)	(1,141,580)	(1,141,580)
Purchases, issuances and settlements	(2,975,000)	(2,975,000)
Transfers in and/or out of Level 3	—	—

Ending balance	$8,883,420	$8,883,420

The amount of total gains or losses for the period included in earnings (loss) (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008.	$—	$—

8.    Inventories

        Inventories consist of the following:

	December 31, 2008	December 31, 2007
Raw materials and components	$4,938,126	$4,911,345
Work in process	465,998	772,055
Finished goods	4,072,563	4,200,155

	$9,476,687	$9,883,555

        The inventory balances are net of reserves of approximately $2,792,000 and $1,901,000 as of December 31, 2008 and December 31, 2007, respectively.

9.    Property, Plant and Equipment

        Property, plant and equipment include the following:

	December 31, 2008	December 31, 2007
Land	$313,500	$313,500
Buildings and improvements	3,992,556	3,962,989
Machinery and equipment	5,102,713	7,199,257
Office furniture and fixtures	2,015,296	1,662,578

	11,424,065	13,138,324
Less accumulated depreciation	(7,970,702)	(9,505,200)

Net property, plant and equipment	$3,453,363	$3,633,124

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        Depreciation expense amounted to approximately $924,000, $1,061,000 and $1,076,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

10.    Intangible Assets

        As of December 31, 2008 and December 31, 2007, the Company had unamortized identifiable net assets of $1,374,438 and $2,047,185, respectively. The following table details amounts relating to those assets.

	December 31,
	2008	2007
Amortizable intangible assets:
Customer relationships	$1,599,393	$1,810,072
Trademarks	208,282	246,202
Non-competition agreement	164,623	167,658

	$1,972,298	$2,223,932

Accumulate amortization:
Customer relationships	$(448,060)	$(137,958)
Trademarks	(94,034)	(17,870)
Non-competition agreement	(81,766)	(46,919)

	$(623,860)	$(202,747)

        The decrease in the cost of the identifiable assets is due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate.

        Additionally, the Company had intangible net assets of $26,000 at December 31, 2008 with indefinite lives and therefore will not be amortized.

        Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

        During 2007, the Company purchased certain intangible assets pertaining to an agreement between High End Systems and the Company. The assets were recorded at fair value. Customer relationships are being amortized over a useful life of four years, non-compete intangibles are being amortized over a useful life of three years. The trademark intangible was determined to have an indefinite life and therefore will not be amortized.

        During 2007, the Company purchased certain intangible assets pertaining to the stock acquisition of Marcel Desrochers, Inc. These assets were recorded at fair value. Customer relationships and the non-competition agreement are being amortized over useful lives of five years and the trademark is being amortized over three years.

        The Company recorded amortization expense relating to other identifiable intangible assets of $421,113, $162,377, and $41,224 for the years ended December 31, 2008, 2007 and 2006, respectively. Future amortization expenses related to the intangibles recorded at December 31, 2008 are as follows: 2009—$379,102; 2010—$361,613; 2011—$283,105; 2012—$219,570; thereafter—$105,048.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

11.    Sale of Design & Manufacturing, Inc.

        During the fourth quarter of 2007, the Company sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Design & Manufacturing, Inc. (Design) in exchange for $1.7 million in cash. In connection with the sale, the Company recorded a loss on the sale of $0.1 million.

12.    Goodwill

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

        The impairment testing requires management to estimate the fair value of the assets or reporting unit. The Company assessed the current fair values of each reporting unit based on an income approach using discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, and future earnings in addition to other factors. The fair value of the reporting unit is then compared to the carrying amount of the assets to quantify an impairment charge as of the assessment date for the excess of the carrying amount of the reporting unit's assets over the fair value of the reporting unit's assets.

        During 2008, the Company's operating performance declined as compared to the prior year and the share price and market capitalization remains depressed as compared to book value. Overall U.S. economic trends are declining as seen in most indices including those applicable to the manufacturing sector. Declining economic activity, evidenced by these trends, negatively impacts the volume of sales of the Company's theatre projection equipment, related services provided and the price the Company receives for these sales and services. The analyses also took into consideration the ongoing transition taking place in the Company's strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. As a result of the impairment analysis performed, the Company determined the entire carrying value of goodwill was impaired.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        The following table shows the changes in the carrying amount of goodwill attributable to each applicable segment:

	Theatre	Lighting	Total
Balances at December 31, 2005	$2,467,219	$—	$2,467,219
Increase due to acquisition	577,741	—	577,741
Impairment charge	(1,250,534)	—	(1,250,534)

Balances at December 31, 2006	1,794,426	—	1,794,426
Increase due to acquisition	1,193,161	91,000	1,284,161
Impairment charge	(639,466)	—	(639,466)
Change in foreign currency exchange rates	(18,128)	—	(18,128)

Balances at December 31, 2007	2,329,993	91,000	2,420,993
Impairment charge	(2,223,282)	(91,000)	(2,314,282)
Change in foreign currency exchange rates	(106,711)	—	(106,711)

Balances at December 31, 2008	$—	$—	$—

        Accordingly, the Company has taken a 2008 non-cash charge amounting to $2.3 million. The effect of the charge has been to increase 2008 reported net loss and loss per share. A tax benefit related to the impairment charges taken during 2008 of $0.5 million was recognized.

13.    Accrued Expenses

        The major components of other accrued expenses are as follows:

	December 31,
	2008	2007
Employee related	$817,171	$683,452
Interest and taxes	524,883	583,256
Acquisition and related accruals	711,037	1,182,228
Post-retirement benefit obligation	374,365	387,769
Legal and professional fees	166,346	278,517
Other	356,223	137,708

Total	$2,950,025	$3,252,930

14.    Debt

        The Company is party to a revolving credit facility (the "Original Credit Facility") with First National Bank of Omaha expiring August 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2008. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.50% at December 31, 2008) and pays a fee of 0.125% on the unused portion.

        During 2008, the Company amended its Original Credit Facility to allow an interim extension of credit (the "Interim Credit Facility") in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. Effective September 26, 2008, the Company entered into a

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

Ninth Amendment to its Original Credit Facility to extend the maturity date of its interim extension of credit (the "Interim Credit Facility") to August 30, 2009 and to reduce the available borrowings to $9.4 million. The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends. All of the Company's personal property and certain stock in our subsidiaries secure the credit facilities. Total borrowings available under the facilities amounted to $13.4 million. No amounts are currently outstanding under either of the credit facilities. The Company intends to renew the credit facilities prior to their expiration.

15.    Income Taxes

        Income (loss) before income taxes consists of:

	Years Ended December 31,
	2008	2007	2006
United States	$(5,670,768)	$(510,868)	$2,079,862
Foreign	1,726,037	501,309	219,662

	$(3,944,731)	$(9,559)	$2,299,524

        Income tax expense (benefit) attributable to income from continuing operations consists of:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal expense (benefit)	$(815,539)	$(369,069)	$1,685,151
State expense (benefit)	4,286	(19,774)	165,000
Foreign expense	1,160,413	102,312	37,777
Deferred:
Federal expense (benefit)	(845,050)	35,067	(1,084,828)
State expense (benefit)	(120,286)	13,774	(71,768)
Foreign expense (benefit)	(624,976)	—	—

	$(1,241,152)	$(237,690)	$731,332

        Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income (loss) from continuing operations as follows:

	Years Ended December 31,
	2008	2007	2006
Expected tax expense	$(1,341,208)	$(3,250)	$781,838
State income taxes, net of federal effect	(76,560)	(3,960)	61,533
Valuation allowances	—	—	—
Tax-exempt interest	(103,198)	(167,597)	(160,410)
Non-deductible goodwill	227,194	—	—
Other	52,620	(62,883)	48,371

	$(1,241,152)	$(237,690)	$731,332

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2008	2007
Deferred tax assets:
Non-deductible accruals	$296,501	$292,446
Inventory reserves	1,651,191	1,154,984
Warranty reserves	163,065	129,525
State net operating loss	116,000	9,978
Uncollectible receivable reserves	183,148	338,302
Accrued group health insurance claims	76,725	70,590
Unrealized loss on investments in securities	399,553	—
Stock compensation expense	144,747	51,192
Goodwill impairment	491,416	—
Other	68,860	30,447

Net deferred tax assets	3,591,206	2,077,464
Deferred tax liability—equity in loss of joint venture	(3,947)	(480,070)

Net deferred tax assets	$3,587,259	$1,597,394

        Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $1.5 and $0.2 million at December 31, 2008 and 2007, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

        The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (as amended), effective January 1, 2007. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2004 through 2006. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction's statute of limitations. The Company does not currently have any examinations in process. As of January 1, 2007, the Company had $0.3 million of unrecognized tax benefits. During 2008, approximately $0.02 million were recognized and the associated tax benefit was recorded as a component of income tax expense. As of December 31, 2008, total unrecognized tax benefits amounted to approximately $0.1 million.

        Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the year ended December 31, 2008. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million and $0.2 million as of December 31, 2008 and 2007, respectively. The accruals largely related to state tax matters.

16.    Note Receivable

        During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At December 31, 2008, $330,211 is due from Digital Link.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        Only the payments received on the note receivable totaling $449,789 were recorded as revenue with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

17.    Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$7,411	$28,672	$21,200

Income taxes	$683,491	$1,247,312	$160,469

	Years Ended December 31,
	2008	2007	2006
Non-cash investing activities:
Non-cash investment in joint venture	$—	$2,543,771	$—

18.    Stock Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payments (SFAS No. 123(R)). As a result of the adoption of SFAS No. 123(R), the Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The Company has not and is not expected to pay cash dividends in the future. The Company policy is to record the fair value of the options to selling, general and administrative expenses on a straight-line basis over the requisite service period. Share- based compensation expense was $271,498, $81,325 and $106,723 for the year ended December 31, 2008, 2007 and 2006, respectively.

Options

        The Company currently maintains a 2001 Non-Employee Directors Stock Option Plan ("2001 Directors Plan") which has not been approved by the Company's stockholders. The plan is administered by the Board of Directors and exists to provide incentive to non-employee directors to serve on the Board and exert their best efforts. The 2001 Director's Plan provides an option to purchase common stock in lieu of all or part of the retainer paid to Directors for their services. The Board of Directors fix the amount of the retainer fee for the coming year at least thirty days prior to beginning of plan year. At that time, each non-employee director may elect to receive stock options for all or part of the retainer fee to be provided. A total of 852,940 shares of common stock have been reserved for issuance pursuant to this plan at December 31, 2008.

        In addition, the Company currently maintains a 2005 Outside Directors Stock Option Plan ("2005 Outside Directors Plan") which has been approved by the Company's stockholders. During the current

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

period, the Board of Directors made the decision to discontinue granting further stock options under this plan. The Company also maintained a 1995 Employee Stock Option Plan and a 1995 Directors Stock Plan which both expired in 2005, however, there are outstanding stock options remaining under these two expired plans.

        All past and future grants under the Company's stock option plans were granted at prices based on the fair market value of the Company's common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expired between 5 and 10 years after the grant date. No stock options were granted during the years ended December 31, 2008 and 2007, respectively.

        The fair value of option grants during the twelve months ended December 31, 2006 was estimated using the following weighted average assumptions:

2006
Expected dividend yield	0.0%
Risk-free interest rate	4.97%
Expected volatility	48.9%
Expected life (in years)	4

        Earnings (loss) before income taxes included $18,281, $66,457 and $79,804 of share-based compensation expense related to stock options, with associated tax benefits of $6,398, $23,260 and $29,118 for the years-ended December 31, 2008, 2007 and 2006, respectively.

        The following table summarizes the Company's activities with respect to its stock options for the three years ended December 31, 2008 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	987,078	$2.86
Granted	47,250	4.25
Exercised	(313,403)	0.96
Forfeited	—	—

Options outstanding at December 31, 2006	720,925	3.77
Granted	—	—
Exercised	(121,250)	0.54
Forfeited	(155,925)	10.40

Outstanding at December 31, 2007	443,750	2.33
Granted	—	—
Exercised	(123,625)	0.73
Forfeited	(42,000)	7.30

Outstanding at December 31, 2008	278,125	$2.29	2.69	$113,250

Exercisable at December 31, 2008	278,125	$2.29	2.69	$113,250

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2008. The total intrinsic value for options exercised during the twelve months ended December 31, 2008, 2007, and 2006 was $332,891, $613,274 and $1,062,417, respectively. The weighted average grant date fair value of options granted in the twelve months ended December 31, 2006 was $1.86. No options were granted during the twelve months ended December 31, 2008 and 2007, respectively.

        Cash received from option exercises under all plans for the twelve months ended December 31, 2008, 2007, and 2006 was $90,113, $65,415, and $302,015, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $92,362, $217,720, and $367,685 for twelve months ended December 31, 2008, 2007, and 2006, respectively.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options outstanding at December 31, 2008			Exercisable at December 31, 2008
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	3.33	$0.62	160,000	3.33	$0.62
4.25 to 4.75	118,125	1.82	4.55	118,125	1.82	4.55

$0.62 to 4.75	278,125	2.69	$2.29	278,125	2.69	$2.29

        As of December 31, 2008, all stock option awards were fully vested. Therefore, no unrecognized compensation cost related to non-vested stock option awards remained at December 31, 2008.

Restricted Stock Plans

        During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the compensation committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan was 250,000 shares. The plan expires in September 2010. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vest on January 1, 2009 with the remaining shares being earned if the Company achieves certain earning thresholds, as defined within the restricted stock agreements. Once the shares are earned, vesting would occur on January 1, 2010. At December 31, 2008, 196,000 shares remain available for issuance under the Plan.

        On May 21, 2008, the Company adopted and the stockholders approved the Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Non-Employee Director Stock Option Plan. The total number of shares reserved for issuance under the plan was 120,000 shares. During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan. The shares vest the day after the Company's 2009 Annual Meeting. At December 31, 2008, 105,000 shares remain available for issuance under the Plan.

        In connection with the restricted stock granted to certain employees and non-employee directors, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

statements. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The Company recorded $249,020 of share- based compensation pertaining to its restricted stock plans during the year ended December 31, 2008.

        As of December 31, 2008, the total unrecognized compensation cost related to non-vested restricted stock awarded during 2008 was approximately $95,684 and is expected to be recognized over a weighted average period of 5 months.

        The following table summarizes restricted stock activity for the year ended December 31, 2008:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at January 1, 2008	—	$—
Granted	69,000	4.48
Shares vested	—	—
Shares forfeited	—	—

Nonvested at December 31, 2008	69,000	$4.48

        No restricted stock awards were granted during 2007 and 2006.

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2008, 104,104 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

        The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $0.91 using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate—0.37%, dividend yield—0%, expected volatility—86.09% and expected life in years—1. The Company recorded $4,197, $14,868 and $26,919 of share-based compensation expense pertaining to the stock purchase plan with associated tax benefits of $1,469, $2,456 and $3,271 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the total unrecognized estimated compensation cost was $18,100 which is expected to be recognized over a period of 10 months.

19.    Share Repurchase Program

        On November 12, 2008, the Company's Board of Directors approved a share repurchase program. Under the share repurchase program, the Company may repurchase up to $1.0 million of the Company's outstanding shares of common stock. As of December 31, 2008, the Company has repurchased 42,177 shares at a weighted-average cost of approximately $1.59 per share for at total cost

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

of $67,226 which were recorded to treasury stock. At December 31, 2008, $932,775 remains available under the authorized program.

20.    Stockholder Rights Plan

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

21.    Related Party Transactions

        The Company sold digital theatre projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC ("DL II") for approximately $4.0 million and $8.7 million in 2008 and 2007, respectively. DL II in turn provides the digital theatre projection equipment to third party customers under operating lease agreements. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% in the joint venture which will be recognized upon sale of the equipment to the third parties.

22.    Subsequent Events

        During 2009, the Company made a reduction in overall staffing by nineteen persons, or approximately ten percent, as part of the ongoing shift in the Company's business from the manufacture of film projection equipment to the distribution of digital cinema projection equipment. The cost of the termination benefits amounted to approximately $255,000 during fiscal 2009.

23.    Foreign Exchange Contracts

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At December 31, 2008, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $0.4 million. The fair value of these open contracts amounted to approximately $0.04 million at December 31, 2008. The Company had recorded an immaterial amount of loss associated with these open contracts in its consolidated statement of operations. No foreign exchange contracts were entered into during 2007 or 2006.

24.    Commitments, Contingencies and Concentrations

a.    Bonus Plans

        During 2007, the Board of Directors approved the Short-Term Incentive Plan, to replace the Company's previous Profit Sharing Plans. The plan is an annual incentive program that provides certain officers and key employee's bonuses in the form of cash or restricted stock or a combination of both if

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined.

        During 2009, Board of Directors approved payment under the Plan for 2008 as an equal distribution of cash and restricted stock. Total expense recorded during 2008 as related to the Plan amounted to approximately $149,000. Charges to bonus expense amounted to $54,178 for the Plan for the year ended December 31, 2007.

b.    Retirement Plan

        The Company sponsors a defined contribution 401-K plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $184,000, $215,000 and $202,000, respectively.

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

        The following table sets forth the Plan's benefit obligations, fair value of plan assets, and funded status at December 31, 2008 and 2007:

	2008	2007
Reconciliation of benefit obligation
Benefit obligation at January 1	$313,512	$364,520
Service cost	—	—
Interest cost	17,128	17,574
Benefits paid, net of contributions	(3,974)	(4,964)
Actuarial gain	(21,953)	(63,618)

Benefit obligation at December 31	$(304,713)	$(313,512)

Fair value of plan assets at December 31	—	—

Funded status at end of year	$(304,713)	$(313,512)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(22,006)	(20,874)
Noncurrent liabilities	(282,707)	(292,638)
Accumulated other comprehensive income	(93,658)	(75,833)

Net amount recognized	$(398,371)	$(389,345)

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        Amounts recognized in accumulated other comprehensive income consists of:

	2008	2007
Net actuarial gain	$93,658	$75,833

Total accumulated other comprehensive income	$93,658	$75,833

        The accumulated benefit obligation for the Plan was $304,713 and $313,512 at December 31, 2008 and 2007, respectively. Net periodic benefit cost recognized in 2008, 2007, and 2006 was:

	2008	2007	2006
Service cost	$—	$—	$10,434
Interest cost	17,128	17,574	19,153
Amortization of gain	(4,128)	(2,531)	—
Amortization of prior service cost	—	—	22,390

Net periodic benefit cost recognized	$13,000	$15,043	$51,977

        Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Net actuarial gain	$21,953	$63,618	$14,746

Amortization of gain	$(4,128)	$(2,531)	$—

Total recognized in accumulated other comprehensive income	$17,825	$61,087	$14,746

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$30,825	$76,130	66,723

        For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost in the amount of $5,495 is expected to be recognized in the next fiscal year.

        Weighted average assumptions used to determine benefit obligations at December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Healthcare cost trend rate	7.00%	7.50%	8.00%

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        Weighted average assumptions used to determine net benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Discount rate	5.75%	5.75%	5.50%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Healthcare cost trend rate	7.00%	7.50%	8.00%

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$2,127	$(1,894)

Effect on the health care component of the accumulated postretirement benefit obligation	$35,835	$(32,036)

        For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 6.00% through 2011 and remain at that level thereafter.

	2008	2007	2006
Benefit cost	$13,000	$15,043	$51,977
Employer contribution	—	—	—
Plan participants' contributions	1,800	1,800	1,800
Benefits paid	5,774	6,764	5,270

        The Company expects to contribute $22,006 to its postretirement benefit plan in 2009.

        The benefits expected to be paid from the postretirement benefit plan in each year 2009-2013 are $22,006, $17,551, $18,605, $19,575 and $20,551, respectively. The aggregate benefits expected to be paid in the five years from 2014-2018 are $108,530. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31 and include estimated future employee service.

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

d.    Concentrations

        The Company's top ten customers accounted for approximately 46% of 2008 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 62% of net consolidated receivables at December 31, 2008. Sales to Regal Cinemas represented over 10% of consolidated sales. Additionally, receivables from Vari International represented over 10% of net consolidated receivables at December 31, 2008. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition.

        Through master reseller agreements with NEC, the Company distributes Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements that are not perpetual and could be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If the Company is unable to maintain its relationship with NEC, the results would have a material adverse impact on its business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in the Company's manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

e.    Leases

        The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2012. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $316,000 $126,000 and $61,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        As part of the acquisition of Marcel Desrochers, Inc. on October 12, 2007, the Company entered into a lease agreement for the manufacturing facilities located in Canada which are primarily used for the manufacture of motion picture theatre screens. The term of the lease is for sixty months which expires on October 12, 2012.

        Future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows: 2009—$306,225; 2010—$302,888; 2011—$294,190; and 2012—$213,882.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

f.    Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2008 and 2007 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company's policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.    Litigation

        Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While the Company believes that it has strong defenses and intends to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. The plaintiffs have made no monetary demand upon Ballantyne. It is possible that an adverse resolution of this case could have a material adverse effect on the Company's financial position. The case is scheduled for trial to commence on May 26, 2009.

25.    Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        As of December 31, 2008, the Company's operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intercompany sales are eliminated in consolidation.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

Summary by Business Segments

	2008	2007	2006
Net revenue
Theatre
Products	$47,158,724	$42,883,762	$43,721,847
Services	3,186,650	3,667,134	2,260,560

Total theatre	50,345,374	46,550,896	45,982,407
Lighting	4,260,868	4,268,437	3,035,984
Other	208,319	666,531	713,980

Total revenue	$54,814,561	$51,485,864	$49,732,371

Gross profit
Theatre
Products	$8,383,121	$7,858,293	$9,467,757
Services	(874,377)	187,561	243,456

Total theatre	7,508,744	8,045,854	9,711,213
Lighting	1,191,942	1,114,673	835,064
Other	92,826	295,067	279,403

Total gross profit	8,793,512	9,455,594	10,825,680
Selling and administrative expenses
Selling	(3,327,967)	(3,170,367)	(2,982,893)
Administrative	(7,487,172)	(6,147,004)	(5,120,740)
Goodwill impairment	(2,314,282)	(639,466)	(1,250,534)
Gain on transfer of assets	—	234,557	—
Gain (loss) on sale of assets	258,170	(142,284)	—
Gain (loss) on disposal of assets, net	17,236	(24,102)	37,546

Income (loss) from operations	(4,060,503)	(433,072)	1,509,059
Net interest income	478,553	760,136	750,364
Equity in loss of joint venture	(683,311)	(245,703)	—
Other income (expense), net	320,530	(90,920)	40,101

Income (loss) before income taxes	$(3,944,731)	$(9,559)	$2,299,524

Identifiable assets
Theatre
Products	$45,842,050	$47,442,283
Services	1,345,836	2,195,660

Total theatre	47,187,886	49,637,943
Lighting	3,664,039	3,970,457
Other	261,013	531,948

Total	$51,112,938	$54,140,348

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Expenditures on capital equipment
Theatre
Products	$511,568	$395,964	$376,450
Services	282,911	184,951	123,319

Total theatre	794,479	580,915	499,769
Lighting	24,147	32,495	15,158
Other	—	—	—

Total	$818,626	$613,410	$514,927

Depreciation, amortization and impairment
Theatre
Products	$4,312,839	$2,665,786	$2,667,358
Services	265,818	60,220	88,208

Total theatre	4,578,657	2,726,006	2,755,566
Lighting	74,587	64,990	60,056
Other	—	—	—

Total	$4,653,244	$2,790,996	$2,815,622

Gain (loss) on disposal of long-lived assets
Theatre
Products	$15,285	$(23,054)	$37,546
Services	—	—	—

Total theatre	15,285	(23,054)	37,546
Lighting	1,951	(1,048)	—
Other	—	—	—

Total	$17,236	$(24,102)	$37,546

Summary by Geographical Area

	2008	2007	2006
Net revenue
United States	$36,587,451	$37,316,708	$35,179,899
Canada	1,694,384	901,614	730,347
Asia	7,677,029	6,681,644	7,733,288
Mexico and South America	5,845,566	4,317,568	4,339,957
Europe	1,620,346	2,022,575	1,690,404
Other	1,389,785	245,755	58,476

Total	$54,814,561	$51,485,864	$49,732,371

Identifiable assets
United States	$42,508,283	$45,359,184
Asia	2,893,914	3,018,403
Canada	5,710,741	5,762,761

Total	$51,112,938	$54,140,348

        Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

26.    Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2008, 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Net revenue	$14,197,172	13,643,105	12,309,108	14,665,176
Gross profit	2,309,881	2,049,855	2,146,120	2,287,656
Net loss(1)	(254,436)	(120,081)	(340,648)	(1,988,414)
Basic and diluted loss per share:
Basic(1)	(0.02)	(0.01)	(0.02)	(0.14)
Diluted(1)	(0.02)	(0.01)	(0.02)	(0.14)
Stock price:
High	5.97	5.20	4.70	2.23
Low	4.02	3.85	1.55	0.99
2007:
Net revenue	$12,930,750	12,659,994	12,615,705	13,279,415
Gross profit	2,721,784	2,482,213	2,088,866	2,162,731
Net income (loss)	572,739	(197,166)	128,638	(276,080)
Basic and diluted earnings (loss) per share:
Basic	0.04	(0.01)	0.01	(0.02)
Diluted	0.04	(0.01)	0.01	(0.02)
Stock price:
High	5.62	6.67	6.80	6.45
Low	4.82	4.84	5.34	5.50
2006:
Net revenue	$12,433,338	11,854,768	13,069,673	12,374,592
Gross profit	3,330,967	2,732,128	2,194,524	2,568,061
Net income (loss)	914,748	727,435	374,713	(448,704)
Basic and diluted earnings (loss) per share:
Basic	0.07	0.05	0.03	(0.03)
Diluted	0.07	0.05	0.03	(0.03)
Stock price:
High	4.94	4.49	5.05	5.30
Low	3.50	3.65	3.75	3.61

(1)
During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge within the theatre and lighting segments of approximately $2.3 million.

        Earnings (loss) per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total for the year.

Schedule II

Ballantyne of Omaha, Inc.

and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning— of year	Charged to costs and expenses	Amounts Written off(1)	Balance at end of year
Allowance for doubtful accounts and notes
Year ended December 31, 2008—
Allowance for doubtful accounts	$534,526	44,602	(383,987)	195,141

Year ended December 31, 2007—
Allowance for doubtful accounts	$498,783	63,517	(27,774)	534,526

Year ended December 31, 2006—
Allowance for doubtful accounts	$420,223	120,176	(41,616)	498,783

Inventory reserves
Year ended December 31, 2008—
Inventory reserves	$1,901,038	1,246,867	(356,261)	2,791,644

Year ended December 31, 2007—
Inventory reserves	$1,534,874	667,587	(301,423)	1,901,038

Year ended December 31, 2006—
Inventory reserves	$1,137,572	847,337	(450,035)	1,534,874

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

2.    Internal Control over Financial Reporting

        (a) Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

        (b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne of Omaha, Inc.:

        We have audited Ballantyne of Omaha, Inc.'s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ballantyne of Omaha, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne of Omaha, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Omaha, Nebraska
March 16, 2009

Changes in Internal Control over Financial Reporting

        Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

        None

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009.

Item 11.  Executive Compensation

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009.

Item 14.  Principal Accountant Fees and Services

        Incorporated by reference to the Ballantyne of Omaha, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a.    The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements:

    An Index to the Consolidated Financial Statements is filed as a part of Item 8.

  2.
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts is included on page 74.

    Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.

  3.
  Exhibits—See Exhibit Index on page 79.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: March 16, 2009		Date: March 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II, Chairman
Date:	March 16, 2009
By:	/s/ ALVIN ABRAMSON Alvin Abramson, Director
Date:	March 16, 2009
By:	/s/ CHRISTOPHER E. BEACH Christopher E. Beach, Director
Date:	March 16, 2009
By:	/s/ MARC E. LEBARON Marc E. LeBaron, Director
Date:	March 16, 2009
By:	/s/ MARK D. HASEBROOCK Mark D. Hasebroock, Director
Date:	March 16, 2009

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Form S-8, File No. 333-139177 (the "Form S-8").
3.1.1	First Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form S-8).
3.1.2	Second Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form S-8).
3.1.3	Third Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1.3 to the Form S.8).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-8).
3.2.1	First Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 to the Form S-8).
3.2.2	Second Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.2 to the Form S-8).
3.2.3	Third Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2.3 to the Form S-8).
3.2.4	Fourth Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 99.1 to the Form 8-K as filed on May 1, 2007).
3.3
Stockholder Rights Agreement dated May 25, 2000 between the Company and Mellon Investor Services L.L.C. (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 1 to the Form 8-A12B as filed on May 26, 2000).
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
4.2.7
Sixth Amendment to the Revolving Credit Agreement dated August 29, 2007 between the Company and First National Bank of Omaha (incorporated by reference to Exhibit 4.2.5 to the Form 10-Q for the quarter ended September 30, 2007).
4.2.8
Seventh Amendment to the Revolving Credit Agreement dated March 31, 2008 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on April 4, 2008).
4.2.8.1	Secured Business Promissory Note dated March 31, 2008 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2 to the form 8-K as filed on April 4, 2008).
4.2.9
Eighth Amendment to the Revolving Credit Agreement dated August 29, 2008 between the Company and First National Bank of Omaha (incorporated by reference to Exhibit 4.2.9 to the Form 10-Q for the quarter ended September 30, 2008).
4.2.10
Ninth Amendment to the Revolving Credit Agreement dated September 26, 2008 between the Company and First National Bank of Omaha (incorporated by reference to Exhibit 4.2.10 to the Form 10-Q for the quarter ended September 30, 2008).
4.2.11
Secured Business Promissory Note dated September 26, 2008 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.11 to the Form 10-Q for the quarter ended September 30, 2008).
10.1	Ballantyne of Omaha, Inc. Restricted Stock Plan (incorporated by reference to Appendix D to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.2	Ballantyne of Omaha, Inc. 2005 Outside Directors Stock Option Plan (incorporated by reference to Appendix C to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.3	Form of 2001 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q for the quarter ended June 30, 2001).*
10.3.1	First Amendment to the 2001 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8.6 to the Form 10-K for the year ended December 31, 2001).*
10.4	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.6	Ballantyne of Omaha, Inc. Executive Officers Performance Bonus Compensation Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended June 30, 2004).*

10.6.1	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2007).*
10.6.2	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Form 8-K as filed on November 13, 2008).*
10.7	Distributorship Agreement, dated November 1, 2004 between the Company and ISCO Precision Optics GmbH. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2004).
10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD (incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 2006).
10.9	Asset Purchase Agreement between the Company and National Cinema Service Corp. dated June 30, 2006 (incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended June 30, 2006).
10.10
Authorized Digital Cinema Reseller Master Agreement dated May 23, 2005 between the Company and NEC Solutions (America), Inc. (incorporated by reference to Exhibit 4.3 to the Form 10-Q for the quarter ended June 30, 2005).
10.11	Definitive Agreement between the Company and NEC Viewtechnology Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.12	Equipment Purchase Agreement between the Company and Digital Link LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).
10.13	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link L.L.C. (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 10, 2007 (incorporated by reference to the Form 8-K/A as filed on December 20, 2007).
10.15	Asset Purchase Agreement between the Subsidiary and Marcel Desrochers, Inc. dated October 12, 2007 (incorporated by reference to the Form 8-K/A as filed on December 28, 2007).
10.16	Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Schedule 14A Definitive Proxy Statement for the Company's 2008 Annual Meeting).
10.17	Guaranty Agreement between Company and NEC Financial Services, LLC.•
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Xenotech Rental Corp.	Nebraska
d.	BTN Manufacturing, Inc.	Nebraska
e.	Xenotech Strong, Inc.	Nebraska
f.	Strong Digital Systems, Inc. (owns 100% of one foreign corporation)	Canada

23	Consent of KPMG LLP. •
23.1	Consent of Gifford Fong Associates •
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

*
Management contract or compensatory plan.

•
Filed herewith.