Form 10-K/A
period 2008-12-31
BALLANTYNE OF OMAHA INC
filed 2009-03-27
CIK 946454

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

 Explanatory Note

        Ballantyne of Omaha, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Form 10-K") to reflect the correction of an immaterial error as it relates to the tax benefit recorded on goodwill impairment charges recorded by the Company's foreign subsidiary. Since the immaterial error was identified within a few days after filing the Form 10-K on March 16, 2009, the Company has elected to file this Amendment to its Annual Report on Form 10-K versus waiting to reflect the immaterial correction in its next periodic filing. The Amendment impacts the Company's total liabilities, stockholders' equity, comprehensive loss, net loss and loss per share.

        The principal effects of these changes on the accompanying financial statements are presented in Notes 2, 12, 15, 26 and 27 to the Company's consolidated financial statements.

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

Item 6.  Selected Financial Data (1)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of operations data
Net revenue	$54,815	$51,485	49,732	53,857	49,145
Gross profit	$8,794	$9,456	10,826	14,905	13,515
Net income (loss)	$(3,034)	$228	1,568	4,309	5,073
Net income (loss) per share
Basic	$(0.22)	$0.02	0.12	0.33	0.40
Diluted	$(0.22)	$0.02	0.11	0.31	0.37
Balance sheet data
Working capital	$21,810	$32,390	34,974	32,627	26,900
Total assets	$51,113	$54,140	49,908	46,936	42,171
Total debt	$—	$—	15	43	68
Stockholders' equity	$38,835	$43,042	42,389	39,998	34,523

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

	Years Ended December 31,
	2008	2007	2006	2005	2002
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	84.0	81.6	78.2	72.3	72.5
Gross profit	16.0	18.4	21.8	27.7	27.5
Selling and administrative expenses(1)	19.7	18.1	16.3	15.7	15.7
Income (loss) from operations	(7.4)	(0.8)	3.0	12.0	12.0
Net income (loss) from continuing operations	(5.5)	0.4	3.2	8.0	10.3

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

        We recorded an income tax benefit of approximately $0.9 million in 2008 compared to an income tax benefit of $0.2 million in 2007. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment earnings (losses)) was approximately 23.1% for 2008, which reflects the benefit from the impact of tax-free interest income and non-deductible goodwill impairment charges.

        For the reasons outlined herein, we experienced a net loss of $3.0 million and basic and diluted loss per share of $0.22 in 2008, respectively, compared to net income of $0.2 million during 2007 and basic and diluted earnings per share of $0.02 a year-ago, respectively.

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

KPMG LLP

Omaha, Nebraska
March 16, 2009, except as to
    Note 27, which is as of
    March 27, 2009.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,424,984	$4,220,355
Short-term investments	—	13,000,000
Restricted cash	701,498	1,191,747
Accounts receivable (less allowance for doubtful accounts of $195,141 in 2008 and $534,526 in 2007)	7,038,258	7,841,348
Inventories, net	9,476,687	9,883,555
Recoverable income taxes	1,111,118	1,365,530
Deferred income taxes	2,134,699	1,695,926
Consignment inventory	527,027	2,767,899
Other current assets	356,855	322,102

Total current assets	32,771,126	42,288,462
Investment in joint venture	3,138,568	3,727,485
Investment in securities	8,883,420	—
Property, plant and equipment, net	3,453,363	3,633,124
Goodwill	—	2,420,993
Intangible assets, net	1,374,438	2,047,185
Other assets	17,257	23,099
Deferred income taxes	1,474,766	—

Total assets	$51,112,938	$54,140,348

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,470,903	$6,134,703
Warranty reserves	491,556	381,710
Accrued group health insurance claims	219,215	201,687
Accrued bonuses	185,064	54,178
Other accrued expenses	1,943,969	2,151,413
Customer deposits	1,216,590	974,910
Income tax payable	433,533	—

Total current liabilities	10,960,830	9,898,601
Deferred income taxes	311,413	98,532
Other accrued expenses, net of current portion	1,006,056	1,101,517

Total liabilities	12,278,299	11,098,650
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,168,510 shares in 2008 and 15,956,243 shares in 2007	161,685	159,562
Additional paid-in capital	35,085,228	34,637,868
Accumulated other comprehensive income (loss):
Foreign currency translation	(890,851)	(59,427)
Unrealized loss on investments in securities, net of tax	(742,027)	—
Minimum pension liability	93,658	75,833
Retained earnings	20,509,626	23,543,316

	54,217,319	58,357,152
Less 2,139,982 in 2008 and 2,097,805 in 2007 of common shares in treasury, at cost	(15,382,680)	(15,315,454)

Total stockholders' equity	$38,834,639	$43,041,698

Total liabilities and stockholders' equity	$51,112,938	$54,140,348

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Net revenues	$54,814,561	$51,485,864	$49,732,371
Cost of revenues	46,021,049	42,030,270	38,906,691

Gross profit	8,793,512	9,455,594	10,825,680
Selling and administrative expenses:
Selling	3,327,967	3,170,367	2,982,893
Administrative	7,487,172	6,147,004	5,120,740
Goodwill impairment	2,314,282	639,466	1,250,534

Total selling and administrative expenses	13,129,421	9,956,837	9,354,167
Gain on transfer of assets	—	234,557	—
Gain (loss) on disposal of assets, net	17,236	(24,102)	37,546
Gain (loss) on sale of assets	258,170	(142,284)	—

Income (loss) from operations	(4,060,503)	(433,072)	1,509,059
Interest income	513,990	797,073	796,016
Interest expense	(35,437)	(36,937)	(45,652)
Equity in loss of joint venture	(683,311)	(245,703)	—
Other income (expense), net	320,530	(90,920)	40,101

Income (loss) before income taxes	(3,944,731)	(9,559)	2,299,524
Income tax benefit (expense)	911,041	237,690	(731,332)

Net income(loss)	$(3,033,690)	$228,131	$1,568,192

Basic earnings (loss) per share	$(0.22)	$0.02	$0.12

Diluted earnings (loss) per share	$(0.22)	$0.02	$0.11

Weighted average shares outstanding:
Basic	13,914,743	13,817,802	13,586,252

Diluted	13,914,743	14,094,927	14,018,682

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2005	$154,953	33,411,013		21,746,993	(15,315,454)	—	39,997,505
Comprehensive Income:
Net income	—	—	1,568,192	1,568,192	—	—	1,568,192
Adjustment to initially apply FASB Statement No. 158	—	—	14,746	—	—	14,746	14,746

Comprehensive Income			1,582,938

Issuance of 313,403 shares of common stock upon exercise of stock options	3,134	298,881		—	—	—	302,015
Issuance of 15,650 shares of common stock under the employees stock purchase plan	156	58,844		—	—	—	59,000
Income tax benefit related to stock option plans	—	367,685		—	—	—	367,685
Stock compensation expense	—	79,804		—		—	79,804

Balance at December 31, 2006	$158,243	34,216,227		23,315,185	(15,315,454)	14,746	42,388,947
Comprehensive Income:
Net income	—	—	228,131	228,131	—	—	228,131
Foreign currency translation	—	—	(59,427)		—	(59,427)	(59,427)
Adjustment to minimum pension liability under Statement No. 158	—	—	61,087		—	61,087	61,087

Comprehensive Income			216,807

Issuance of 121,250 shares of common stock upon exercise of stock options	1,213	64,202		—	—	—	65,415
Issuance of 10,611 shares of common stock under the employees stock purchase plan	106	73,262		—	—	—	73,368
Income tax benefit related to stock option plans	—	217,720		—	—	—	217,720
Stock compensation expense	—	66,457		—		—	66,457

Balance at December 31, 2007	$159,562	34,637,868		23,543,316	(15,315,454)	16,406	43,041,698

Comprehensive Income:
Net loss	—	—	(3,033,690)	(3,033,690)	—	—	(3,033,690)
Foreign currency translation	—	—	(831,424)		—	(831,424)	(831,424)
Unrealized loss on investments in securities, net of tax	—	—	(742,027)		—	(742,027)	(742,027)
Adjustment to minimum pension liability under Statement No. 158	—	—	17,825		—	17,825	17,825

Comprehensive Loss			(4,589,316)

Issuance of 123,625 shares of common stock upon exercise of stock options	1,236	88,187		—	—	—	89,423
Issuance of 69,000 shares of common stock under the restricted stock plan	690	—		—	—	—	690
Issuance of 19,642 shares of common stock under the employees stock purchase plan	197	34,766		—	—	—	34,963
Stock Buyback	—	—		—	(67,226)	—	(67,226)
Income tax benefit related to stock option plans	—	92,362		—	—	—	92,362
Stock compensation expense	—	232,045		—		—	232,045

Balance at December 31, 2008	$161,685	35,085,228		20,509,626	(15,382,680)	(1,539,220)	38,834,639

See accompanying notes to consolidated financial statements

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,033,690)	$228,131	$1,568,192
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	44,602	63,517	120,176
Provision for obsolete inventory	1,246,867	667,587	847,337
Depreciation of other assets	993,602	928,647	447,556
Depreciation of property, plant and equipment	924,247	1,060,506	1,076,308
Amortization of intangibles	421,113	162,377	41,224
Equity in loss of joint venture	683,311	245,703	—
Goodwill impairment	2,314,282	639,466	1,250,534
Loss (gain) on the sale of assets	(258,170)	142,284	—
Loss (gain) on disposal of assets	(17,236)	24,102	(37,546)
Deferred income taxes	(1,224,685)	34,876	(1,084,828)
Share-based compensation expense	271,498	81,325	106,723
Excess tax benefits from stock options exercised	(92,362)	(217,720)	(367,685)
Changes in assets and liabilities:
Accounts receivable	665,543	(106,381)	800,959
Inventories	(1,024,226)	(3,996,477)	361,625
Consignment inventory	1,247,472	(3,123,341)	(910,992)
Other current assets	(34,666)	136,781	(114,875)
Accounts payable	293,331	2,805,500	844,668
Warranty reserves	141,678	(234,450)	(62,965)
Accrued group health insurance claims	17,528	(74,718)	937
Accrued bonuses	76,305	54,178	(983,235)
Other accrued expenses	(425,471)	(410,915)	523,613
Customer deposits	253,022	559,328	(192,125)
Current income taxes	841,301	(1,519,913)	570,863
Other assets	28,393	8,298	(7,800)

Net cash provided by (used in) operating activities	4,353,589	(1,841,309)	4,798,664

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,751)	(2,910,819)	(1,508,258)
Investment in joint venture	(94,395)	(1,429,417)	—
Proceeds from the sale of business, net of cash	—	1,641,005	—
Increase in restricted investments	490,249	(594,640)	(611,391)
Capital expenditures	(818,626)	(613,410)	(514,927)
Proceeds from sale of assets	271,369	—	265,401
Purchases of investments in securities	—	—	(8,400,000)
Proceeds from sales of investments in securities	2,975,000	7,000,000	5,900,000

Net cash provided by (used in) investing activities	2,814,846	3,092,719	(4,869,175)

Cash flows from financing activities:
Payments on long-term debt	—	(14,608)	(234,266)
Increase in checks outstanding in excess of bank balances	106,782	—	70,383
Proceeds from employee stock purchase plan	34,963	73,368	59,000
Payments under share repurchase program	(67,226)	—	—
Proceeds from exercise of stock options	90,113	65,415	302,015
Excess tax benefits from stock options exercised	92,362	217,720	367,685

Net cash provided by financing activities	256,994	341,895	564,817
Effect of exchange rate changes on cash and cash equivalents	(220,800)	4,396	—

Net increase in cash and cash equivalents	7,204,629	1,597,701	494,306
Cash and cash equivalents at beginning of year	4,220,355	2,622,654	2,128,348

Cash and cash equivalents at end of year	$11,424,984	$4,220,355	$2,622,654

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

	Years Ended December 31,
	2008	2007	2006
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$(3,033,690)	$228,131	$1,568,192
Weighted average common shares outstanding	13,914,743	13,817,802	13,586,252

Basic earnings (loss) per share	$(0.22)	$0.02	$0.12

Diluted earnings (loss) per share:
Earnings (loss) applicable to common stock	$(3,033,690)	$228,131	$1,568,192
Weighted average common shares outstanding	13,914,743	13,817,802	13,586,252
Assuming conversion of options outstanding	—	277,125	432,430

Weighted average common shares outstanding, as adjusted	13,914,743	14,094,927	14,018,682

Diluted earnings (loss) per share	$(0.22)	$0.02	$0.11

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

        Accordingly, the Company has taken a 2008 non-cash charge amounting to $2.3 million. The effect of the charge has been to increase 2008 reported net loss and loss per share. A tax benefit related to the impairment charges taken during 2008 of $0.2 million was recognized.

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

15.    Income Taxes

        Income (loss) before income taxes consists of:

	Years Ended December 31,
	2008	2007	2006
United States	$(5,670,768)	$(510,868)	$2,079,862
Foreign	1,726,037	501,309	219,662

	$(3,944,731)	$(9,559)	$2,299,524

        Income tax expense (benefit) attributable to income from continuing operations consists of:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal expense (benefit)	$(815,539)	$(369,069)	$1,685,151
State expense (benefit)	4,286	(19,774)	165,000
Foreign expense	1,201,317	102,312	37,777
Deferred:
Federal expense (benefit)	(845,050)	35,067	(1,084,828)
State expense (benefit)	(120,286)	13,774	(71,768)
Foreign expense (benefit)	(335,769)	—	—

	$(911,041)	$(237,690)	$731,332

        Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income (loss) from continuing operations as follows:

	Years Ended December 31,
	2008	2007	2006
Expected tax expense	$(1,341,208)	$(3,250)	$781,838
State income taxes, net of federal effect	(76,560)	(3,960)	61,533
Valuation allowances	—	—	—
Tax-exempt interest	(103,198)	(167,597)	(160,410)
Non-deductible goodwill	557,305	—	—
Other	52,620	(62,883)	48,371

	$(911,041)	$(237,690)	$731,332

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2008	2007
Deferred tax assets:
Non-deductible accruals	$296,501	$292,446
Inventory reserves	1,651,191	1,154,984
Warranty reserves	163,065	129,525
State net operating loss	116,000	9,978
Uncollectible receivable reserves	183,148	338,302
Accrued group health insurance claims	76,725	70,590
Unrealized loss on investments in securities	399,553	—
Stock compensation expense	144,747	51,192
Goodwill impairment	202,209	—
Other	68,860	30,447

Net deferred tax assets	3,301,999	2,077,464
Deferred tax liability—equity in loss of joint venture	(3,947)	(480,070)

Net deferred tax assets	$3,298,052	$1,597,394

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

26.    Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2008, 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Net revenue	$14,197,172	13,643,105	12,309,108	14,665,176
Gross profit	2,309,881	2,049,855	2,146,120	2,287,656
Net loss(1)	(254,436)	(120,081)	(340,648)	(2,318,525)
Basic and diluted loss per share:
Basic(1)	(0.02)	(0.01)	(0.02)	(0.17)
Diluted(1)	(0.02)	(0.01)	(0.02)	(0.17)
Stock price:
High	5.97	5.20	4.70	2.23
Low	4.02	3.85	1.55	0.99
2007:
Net revenue	$12,930,750	12,659,994	12,615,705	13,279,415
Gross profit	2,721,784	2,482,213	2,088,866	2,162,731
Net income (loss)	572,739	(197,166)	128,638	(276,080)
Basic and diluted earnings (loss) per share:
Basic	0.04	(0.01)	0.01	(0.02)
Diluted	0.04	(0.01)	0.01	(0.02)
Stock price:
High	5.62	6.67	6.80	6.45
Low	4.82	4.84	5.34	5.50
2006:
Net revenue	$12,433,338	11,854,768	13,069,673	12,374,592
Gross profit	3,330,967	2,732,128	2,194,524	2,568,061
Net income (loss)	914,748	727,435	374,713	(448,704)
Basic and diluted earnings (loss) per share:
Basic	0.07	0.05	0.03	(0.03)
Diluted	0.07	0.05	0.03	(0.03)
Stock price:
High	4.94	4.49	5.05	5.30
Low	3.50	3.65	3.75	3.61

(1)
During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge within the theatre and lighting segments of approximately $2.3 million. The fourth quarter net loss and basic and diluted loss per share have been amended to correct for an immaterial error in recording the income tax effect of the goodwill impairment. See Note 27.

        Earnings (loss) per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total for the year.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2008, 2007 and 2006

27. Correction of an Immaterial Error

        During the fourth quarter ended December 31, 2008, the Company determined the entire carrying value of the goodwill was impaired and recorded a goodwill impairment charge of $2.3 million, which included the impairment of $1.1 million of goodwill recorded at Marcel Desrochers, Inc. (MDI), a Canadian subsidiary of the Company. Subsequent to the original filing the Form 10-K on March 16, 2009, management of the Company identified an error in recording the income tax effect of the goodwill impairment at MDI. Management has determined that in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the tax effect of the goodwill impairment recorded at MDI should have been treated as a permanent difference rather than a temporary difference. The effect of the error was the understatement of deferred tax liabilities of $289,207 and overstatement of accumulated foreign currency translation loss of $40,904, as of December 31, 2008, and the overstatement of income tax benefit of $330,111 for the three and twelve months ended December 31, 2008. The Company assessed the materiality of the error in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in its annual report. Since the immaterial error was identified within a few days after filing the Form 10-K on March 16, 2009, the Company has elected to file this Amendment to its Annual Report on Form 10-K versus waiting to reflect the immaterial correction in its next periodic filing.

        The following is a summary of the effects of the correction on the Company's consolidated balance sheet as of December 31, 2008 and the statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the previously reported year ended December 31, 2008:

Consolidated Balance Sheet	As previously reported	As corrected
Total liabilities	$11,989,092	$12,278,299

Total common stockholders' equity	$39,123,846	$38,834,639

Consolidated Statement of Operations	As previously reported	As corrected
Income taxes benefit	$1,241,152	$911,041

Net loss	$(2,703,579)	$(3,033,690)

Loss per share—basic	$(0.19)	$(0.22)

Loss per share—diluted	$(0.19)	$(0.22)

Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)	As previously reported	As corrected
Net loss	$(2,703,579)	$(3,033,690)
Other comprehensive income (loss):
Foreign currency translation	$(872,328)	$(831,424)

Comprehensive loss	$(4,300,109)	$(4,589,316)

Consolidated Statement of Cash Flows	As previously reported	As corrected
Cash flows from operating activities:
Net income	$(2,703,579)	$(3,033,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	$(1,554,796)	$(1,224,685)

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

  2.
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts is included on page 75.

    Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.

  3.
  Exhibits—See Exhibit Index on page 80.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: March 27, 2009		Date: March 27, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II, Chairman
Date:	March 27, 2009
By:	/s/ ALVIN ABRAMSON Alvin Abramson, Director
Date:	March 27, 2009
By:	/s/ CHRISTOPHER E. BEACH Christopher E. Beach, Director
Date:	March 27, 2009
By:	/s/ MARC E. LEBARON Marc E. LeBaron, Director
Date:	March 27, 2009
By:	/s/ MARK D. HASEBROOCK Mark D. Hasebroock, Director
Date:	March 27, 2009

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Form S-8, File No. 333-139177 (the "Form S-8").
3.1.1	First Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form S-8).
3.1.2	Second Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form S-8).
3.1.3	Third Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1.3 to the Form S.8).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-8).
3.2.1	First Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 to the Form S-8).
3.2.2	Second Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.2 to the Form S-8).
3.2.3	Third Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2.3 to the Form S-8).
3.2.4	Fourth Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 99.1 to the Form 8-K as filed on May 1, 2007).
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