Form 10-Q
period 2009-03-31
BALLANTYNE OF OMAHA INC
filed 2009-05-11
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 08, 2009
Common Stock, $.01, par value	14,111,908 shares

Item 1.  Financial Statements

Ballantyne of Omaha, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

	March 31,	December 31
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,349,954	$11,424,984
Restricted cash	701,498	701,498
Accounts receivable (less allowance for doubtful accounts of $210,480 in 2009 and $195,141 in 2008)	11,883,223	7,038,258
Inventories, net	9,076,933	9,476,687
Recoverable income taxes	1,157,235	1,111,118
Deferred income taxes	2,222,128	2,134,699
Consignment inventory	336,553	527,027
Other current assets	1,265,953	356,855

Total current assets	37,993,477	32,771,126
Investment in joint venture	2,944,728	3,138,568
Investment in securities	8,816,320	8,883,420
Property, plant and equipment, net	3,496,259	3,453,363
Intangible assets, net	1,248,862	1,374,438
Other assets	17,257	17,257
Deferred income taxes	1,647,492	1,474,766

Total assets	$56,164,395	$51,112,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,108,338	$6,470,903
Warranty reserves	509,776	491,556
Accrued group health insurance claims	212,009	219,215
Accrued bonuses	91,530	185,064
Other accrued expenses	2,586,971	1,943,969
Customer deposits	2,531,169	1,216,590
Income tax payable	387,591	433,533

Total current liabilities	15,427,384	10,960,830
Deferred income taxes	244,263	311,413
Other accrued expenses, net of current portion	870,299	1,006,056

Total liabilities	16,541,946	12,278,299
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,233,001 shares in 2009 and 16,168,510 shares in 2008	162,330	161,685
Additional paid-in capital	35,162,573	35,085,228
Accumulated other comprehensive income (loss):
Foreign currency translation	(971,635)	(890,851)
Unrealized loss on investments in securities, net of tax	(493,142)	(742,027)
Minimum pension liability	93,658	93,658
Retained earnings	21,051,345	20,509,626
	55,005,129	54,217,319
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)

Total stockholders’ equity	39,622,449	38,834,639

Total liabilities and stockholders’ equity	$56,164,395	$51,112,938

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Net revenues	$17,143,453	$14,197,172
Cost of revenues	13,764,383	11,887,291
Gross profit	3,379,070	2,309,881

Selling and administrative expenses:
Selling	668,399	787,802
Administrative	2,076,660	2,025,296
Total selling and administrative expenses	2,745,059	2,813,098
Loss on disposal of assets, net	—	(1,285)
Income (loss) from operations	634,011	(504,502)

Interest income	41,130	146,186
Interest expense	(8,113)	(8,535)
Equity in loss of joint venture	(184,512)	(112,991)
Other income, net	181,237	26,792
Income (loss) before income taxes	663,753	(453,050)
Income tax benefit (expense)	(122,034)	198,614
Net income (loss)	$541,719	$(254,436)

Basic earnings (loss) per share	$0.04	$(0.02)
Diluted earnings (loss) per share	$0.04	$(0.02)

Weighted average shares outstanding:
Basic	13,988,206	13,858,440
Diluted	14,111,509	13,858,440

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$541,719	$(254,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	23,587	20,031
Provision for obsolete inventory	147,643	174,925
Depreciation of consignment inventory	148,691	299,441
Depreciation of property, plant, and equipment	217,498	219,566
Amortization of intangibles	93,177	110,768
Equity in loss of joint venture	184,512	112,991
Loss on disposal of fixed assets	—	1,285
Deferred income taxes	(454,871)	(200,609)
Share-based compensation expense	48,081	18,498
Changes in assets and liabilities:
Accounts receivable	(5,124,365)	(399,623)
Inventories	228,047	(1,397,141)
Consignment inventory	41,783	1,772,624
Other current assets	(888,474)	(398,711)
Accounts payable	2,828,569	(82,786)
Warranty reserves	25,858	10,891
Accrued group health insurance claims	(7,206)	(16,006)
Accrued bonus	(38,952)	24,372
Other accrued expenses	530,388	694,042
Customer deposits	1,316,466	277,285
Current income taxes	(78,018)	(318,458)
Net cash provided by (used in) operating activities	(215,867)	668,949

Cash flows from investing activities:
Increase in acquisition costs	—	(46,969)
Investment in joint venture	9,328	(12,096)
Capital expenditures	(274,847)	(299,180)
Proceeds from sales of investment securities	450,000	—
Net cash (used in) provided by investing activities	184,481	(358,245)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(43,644)	(16,731)
Net increase (decrease) in cash and cash equivalents	(75,030)	293,973
Cash and cash equivalents at beginning of year	11,424,984	4,220,355
Cash and cash equivalents at end of year	$11,349,954	$4,514,328

See accompanying notes to consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

1.              Nature of Operations

Ballantyne of Omaha, Inc., a Delaware corporation (“Ballantyne” or the “Company”), and its wholly-owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., and Strong / MDI Screen Systems, Inc., design, develop, manufacture, service and distribute theatre and lighting systems. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and controlling interests for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K/A filing.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for fiscal year-ended December 31, 2008.

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

Except as noted below, no changes were made to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Adoption of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining Fair Value of a Financial Asset in a Market that is not Active.” FSP No. FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSB No. FAS 157-3 is effective for the Company beginning in the third quarter of 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. See further discussion in Note 9.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS No. 141(R)”)”. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) is effective for any business combinations occurring on or after January 1, 2009. The adoption will impact the Company’s accounting for future acquisitions and related transaction costs.

In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” which amends FASB Statement No. 133 and FASB Interpretation FIN 45. FSP No. FAS 133-1 and FIN 45-4 requires sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose additional information about exposure to potential loss from credit-risk-related events. The new disclosures require both sellers of credit derivatives and guarantors to disclose the current status of payment/performance risk. The disclosures are effective for the Company beginning on January 1, 2009. The adoption of FSP No. FAS 133-1 and FIN 45-4 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“No. 161”)”. This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities. The provisions of SFAS No. 161 are effective for the Company beginning on January 1, 2009. The adoption of FASB No. 161 did not have a material effect on its consolidated financial statements.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In February 2009, the FASB issued FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This statement amends FASB No. 115 and No. 124 and EITF Issue No. 99-20 to change the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the noncredit impairment. The provisions of this statement are effective for interim and annual periods ending after June15, 2009. As of March 31, 2009, the Company does not believe that FSP FAS 115-a, FAS 124-a, and EITF 99-20-b will have a material effect on its consolidated financial statements.

In February 2009, the FASB issued FSP FAS 115-e, “Determining when a Market for an Asset or Liability is Active or Inactive and determining when a Transaction is distressed.” This statement is expected to reaffirm the exit price objective of fair value measurements and to provide guidance on inactive markets and distressed transactions. The provisions of FSP FAS No. 115-e are effective for fiscal years, and interim periods within those fiscal years, beginning on or after June15, 2009. As of March 31, 2009, the Company does not believe that FSP FAS No. 115-e will have a material effect on its consolidated financial statements.

3.              Earnings (Loss) Per Common Share

The Company computes and presents earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share . Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides reconciliation between basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per share:
Income (loss) applicable to common stock	$541,719	$(254,436)
Weighted average common shares outstanding	13,988,206	13,858,440
Basic earnings (loss) per share	$0.04	$(0.02)

Diluted earnings (loss) per share:
Income (loss) applicable to common stock	$541,719	$(254,436)
Weighted average common shares outstanding	13,988,206	13,858,440
Assuming conversion of options outstanding	123,303	—
Diluted weighted average common shares outstanding	14,111,509	13,858,440
Diluted earnings (loss) per share	$0.04	$(0.02)

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

For the three months ended March 31, 2009, options to purchase 133,125 shares of common stock at a weighted average price of $4.54 per share were outstanding, but were not included in the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common shares. For the three months ended March 31, 2008, options outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders.  Options outstanding as of March 31, 2009 expire between May 2010 and May 2012.

4.              Comprehensive Income (Loss)

The accumulated other comprehensive income (loss), net, shown in the Company’s consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings (loss) and its comprehensive income (loss):

	Three Months Ended
	March 31,
$ in thousands	2009	2008
Comprehensive income (loss):
Net income (loss)	$541,719	$(254,436)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in securities, net of tax	248,885	(1,042,720)
Foreign currency translation adjustment	(80,784)	(159,266)
Total comprehensive income (loss)	$709,820	$(1,456,422)

5.              Warranty Reserves

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

	Three Months Ended March 31,
	2009	2008
Warranty accrual at beginning of period	$491,556	$381,710
Charged to expense	152,884	48,999
Amounts written off, net of recoveries	(134,664)	(38,550)
Warranty accrual at end of period	$509,776	$392,159

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

6.              Investment in Digital Link II Joint Venture

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of March 31, 2009, total current and non-current assets of the joint venture amounted to approximately $2.0 million and $13.6 million respectively. Total liabilities and equity at March 31, 2009 amounted to $8.8 million and $6.8 million, respectively. As of December 31, 2008, total current and non-current assets of the joint venture amounted to approximately $0.9 million and $12.1 million, respectively. Total liabilities and equity at December 31, 2008 amounted to $5.7 million and $7.3 million, respectively.

The joint venture, which operates on a fiscal year end of March 31st, reported a net loss for the three months ended March 31, 2009 and 2008 of approximately $0.5 million and $0.3 million, respectively. The net losses are primarily resulted from depreciation expense related to projection equipment on consignment to third party customers.

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements. The Company’s portion of losses of the LLC amounted to approximately $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

7.              Guarantees

During 2009, the Company provided a guarantee to a note entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loan provides for borrowings of approximately $0.3 million and bears interest at a rate of 7.2% per annum. The Company’s guarantee of the note is limited to its 44.4% ownership percentage, which amounts to approximately $0.1 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the note outstanding, which amounts to approximately $0.2 million.  During 2008, the Company provided a guarantee to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provide for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. The Company’s guarantee of the note is limited to its 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the notes outstanding, which amounts to approximately $1.8 million. The Company has recorded a liability for the fair value of the obligations undertaken by issuing the guarantees which amounted to approximately $0.07 million as of March 31, 2009. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

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

During 2008, the market for the Company’s investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. These conditions continue to persist in 2009. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may be unable to liquidate the auction rate securities held until a successful auction occurs or the securities are redeemed by the issuer of the investments. Based on the continued unsuccessful auctions of these investments, the investment securities have been classified as noncurrent assets within the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. As of March 31, 2009, the Company has liquidated, at par, $3,425,000 of its auction rate securities of which $50,000 were sold through the normal auction process with the remaining amounts redeemed by the fund itself since the beginning of the liquidity issue. Of these amounts $450,000 were received during the three months ended March 31, 2009.

Due to the inability to trade all of the Company’s investments in auction-rate securities in the current market, the Company continues to earn interest on its investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned as of March 31, 2009 was 1.08%.

Based on the valuations performed (Note 9), the Company determined there was an impairment in the fair value of its investments of approximately $0.8 million. When events or circumstances exist that require the Company to record impairment on its investments, the Company determines whether the impairment should be classified as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this assessment as of March 31, 2009, the Company determined the impairment in the fair value of its investments is temporary. However, if market conditions would deteriorate further and the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income (loss) or an other-than-temporary impairment charge which could also impact the Company’s results of operations or liquidity and capital resources in future periods.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

9.              Fair Value of Financial Instruments

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements under the provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
Description	3/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$8,816,320	$—	$—	$8,816,320

A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2009 to March 31, 2009 follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Auction-Rate Securities	Total
Beginning balance	$8,883,420	$8,883,420
Total unrealized gains or losses Included in other comprehensive income (loss)	382,900	382,900
Purchases, issuances and settlements	(450,000)	(450,000)
Transfers in and/or out of Level 3	—	—
Ending balance	$8,816,320	$8,816,320
The amount of total gains or losses for the period included in earnings (loss) (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009.	$—	$—

10.    Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials and components	$4,105,870	$4,938,126
Work in process	695,839	465,998
Finished goods	4,275,224	4,072,563
	$9,076,933	$9,476,687

The inventory balances are net of reserves of approximately $2,969,000 and $2,792,000 as of March 31, 2009 and December 31, 2008, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

11.    Consignment Inventory

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

Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.3 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively.

  12.    Property, Plant and Equipment

Property, plant and equipment include the following:

	March 31, 2009	December 31, 2008
Land	$313,500	$313,500
Buildings and improvements	4,054,593	3,992,556
Machinery and equipment	5,156,556	5,102,713
Office furniture and fixtures	2,134,130	2,015,296
	11,658,779	11,424,065
Less accumulated depreciation	(8,162,520)	(7,970,702)
Net property, plant and equipment	$3,496,259	$3,453,363

Depreciation expense amounted to approximately $217,000 and $220,000 for the three months ended March 31, 2009 and 2008, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

13.    Accrued Expenses

The major components of other accrued expenses are as follows:

	March 31,	December 31,
	2009	2008
Employee related	$1,154,329	$817,171
Interest and taxes	548,572	524,883
Acquisition and related accruals	682,262	711,037
Post-retirement benefit obligation	377,147	374,365
Legal and professional fees	388,455	166,346
Other	306,505	356,223
Total	$3,457,270	$2,950,025

14.    Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary. As of March 31, 2009, a valuation allowance has not been recorded. However, if the Company experiences difficulties in achieving its forecasts of taxable income in the current fiscal year, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations. The Company has recorded a receivable for the amount of an income tax refund due to the Company as a result of the carry back of certain net operating losses to previous year’s taxable income.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (as amended), effective January 1, 2007. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2007. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process.  As of March 31, 2009 and December 31, 2008, total unrecognized tax benefits amounted to approximately $0.1 million.

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the three months ended March 31, 2009. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of March 31, 2009 and December 31, 2008, respectively. The accruals largely related to state tax matters. Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $2.1 million and $0.8 million at March 31, 2009 and December 31, 2008, respectively, as such earnings have been permanently reinvested in the business and it is not the Company’s intent to distribute these earnings. Therefore, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

15.    Note Receivable

During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At March 31, 2009 and December 31, 2008, $301,047 and $330,211, respectively was due from Digital Link. Only the payments received on the note receivable totaling $478,953 were recorded as revenue with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

16.    Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2009	2008
Cash paid during the period for:
Interest	$673	$1,278
Income taxes	$665,355	$281,782

17.    Stock Compensation

The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment , (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded as it pertains to the Company’s restricted stock and employee stock purchase plans was $48,081 and $18,498 for the three months ended March 31, 2009 and 2008, respectively. All stock options were fully vested as of January 1, 2009. Therefore, no share-based compensation expense was recorded during the period.

Stock Options

The Company currently maintains a 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) which has not been approved by the Company’s stockholders. The plan is administered by the Board of Directors and exists to provide incentive to non-employee directors to serve on the Board and exert their best efforts. The 2001 Director’s Plan provides an option to purchase common stock in lieu of all or part of the retainer paid to Directors for their services. The Board of Directors fix the amount of the retainer fee for the coming year at least thirty days prior to beginning of plan year. At that time, each non-employee director may elect to receive stock options for all or part of the retainer fee to be provided. A total of 852,940 shares of common stock have been reserved for issuance pursuant to this plan at March 31, 2009. Subsequent to March 31, 2009, the Board of Directors made the decision to discontinue granting further stock options under this plan.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

In addition, the Company currently maintains a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which has been approved by the Company’s stockholders. During fiscal 2008, the Board of Directors made the decision to discontinue granting further stock options under this plan. The Company also maintained a 1995 Employee Stock Option Plan and a 1995 Directors Stock Plan which both expired in 2005, however, there are outstanding stock options remaining under these two expired plans.

All grants under the Company’s stock option plans were granted at prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expired between 5 and 10 years after the grant date. No stock options were granted during the three months ended March 31, 2009 and 2008, respectively.

Earnings (loss) before income taxes included $10,968 of share-based compensation expense related to stock options, with associated tax benefits of $3,800 for the three months ended March 31, 2008. All stock options outstanding were fully vested as of January 1, 2009. Therefore, no share-based compensation expense was recorded during the three months ended March 31, 2009.

The following table summarizes the Company’s activities with respect to its stock options for three months ended March 31, 2009 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	278,125	$2.29
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2009	278,125	$2.29	2.44	$252,450
Exercisable at March 31, 2009	278,125	$2.29	2.44	$252,450

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2009.

No options were granted or exercised during the three months ended March 31, 2009 and 2008, respectively.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Options outstanding at March 31, 2009			Exercisable at March 31, 2009
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	3.08	$0.62	160,000	3.08	$0.62
4.25 to 4.75	118,125	1.57	4.55	118,125	1.57	4.55
$0.62 to 4.75	278,125	2.44	$2.29	278,125	2.44	$2.29

As of March 31, 2009, all stock option awards were fully vested. Therefore, no unrecognized compensation cost related to non-vested stock option awards remained at March 31, 2009.

Restricted Stock Plans

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the compensation committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan was 250,000 shares. The plan expires in September 2010. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vested on January 1, 2009 with the remaining shares vesting on January 1, 2010 as the Company achieved certain earning thresholds, as defined within the restricted stock agreements. Additionally, during February of 2009, 64,491 shares of restricted stock were granted under this plan as partial payment under the Company’s Short-Term Incentive Plan. At March 31, 2009, 131,509 shares remain available for issuance under the Plan.

On May 21, 2008, the Company adopted and the stockholders approved the Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan “Non-Employee Plan” to replace the 2005 Non-Employee Director Stock Option Plan. The total number of shares reserved for issuance under the plan was 120,000 shares. During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan. The shares vest the day after the Company’s 2009 Annual Meeting. At March 31, 2009, 105,000 shares remain available for issuance under the Plan.

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

As of March 31, 2009, the total unrecognized compensation cost related to non-vested restricted stock awarded during 2008 and 2009 was approximately $117,494 and is expected to be recognized over a weighted average period of 15 months.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

The following table summarizes restricted stock activity for the three months ended March 31, 2009:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at January 1, 2009	69,000	$4.48
Granted	64,491
Shares vested	(29,000)
Shares forfeited	—
Nonvested at March 31, 2009	104,491	$2.72

No restricted stock awards were granted during the three months ended March 31, 2008.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At March 31, 2009, 104,104 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

At March 31, 2009, the total unrecognized estimated compensation cost was $12,553 which is expected to be recognized over a period of 7 months.

18.    Related Party Transactions

The Company sold digital theatre projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC (“DL II”) of approximately $1.9 million during the three months ended March 31, 2009. DL II in turn provides the digital theatre projection equipment to third party customers under lease agreements. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales during the three months ended March 31, 2008.

19.    Reduction in Staffing

During 2009, the Company made a reduction in overall staffing by nineteen persons, or approximately ten percent, as part of the ongoing shift in the Company’s business from the manufacture of film projection equipment to the distribution of digital cinema projection equipment. The cost of the termination benefits, classified as general and administrative expenses within the Condensed Consolidated Statement of Operations, amounted to approximately $229,000 during the three months ended March 31, 2009. As of March 31, 2009, approximately $150,000 remain to be paid and are recorded in other accrued expenses within the Condensed Consolidated Balance Sheet.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

20.   Bonus Plans

During 2007, the Board of Directors approved the Short-Term Incentive Plan (the “Plan”), to replace the Company’s previous Profit Sharing Plans. The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined. Total expense recorded in conjunction with the 2009 Plan amounted to approximately $53,881 for the period ended March 31, 2009.  Total expense recorded in conjunction with the 2008 Plan amounted to $36,550 for the period ended March 31, 2008.

21.  Concentrations

The Company’s top ten customers accounted for approximately 61% of consolidated net revenues for the three months ended March 31, 2009. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 60% of net consolidated receivables at March 31, 2009. Sales to Vari International and Regal Cinemas represented approximately 19% and 18% respectively, of consolidated sales. Additionally, receivables from Vari International represented approximately 23% of net consolidated receivables at March 31, 2009. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

22.    Commitments and Contingencies

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al , filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While the Company believes that it has strong defenses and intends to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. It is possible that an adverse resolution of this case could have a material adverse effect on the Company’s financial position. The case is scheduled for trial to commence on May 26, 2009.

In conjunction with the purchase of Strong / MDI Screen Systems, Inc. (formally Strong Digital Systems, Inc.) in October 2007, a portion of the purchase price was restricted and placed in escrow to secure certain indemnification and other obligation contingencies. As of March 31, 2009, $469,940 remains in escrow and are recorded in accrued expenses with the Condensed Consolidated Balance Sheet.

23.    Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2009, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intercompany sales are eliminated in consolidation.

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Summary by Business Segments

	Three Months Ended March 31,
	2009	2008
Net revenue
Theatre
Products	$15,712,161	$12,212,937
Services	796,525	766,761
Total theatre	16,508,686	12,979,698
Lighting	622,670	1,075,217
Other	12,097	142,257
Total revenue	$17,143,453	$14,197,172
Gross profit
Theatre
Products	$3,134,520	$2,215,100
Services	85,274	(265,614)
Total theatre	3,219,794	1,949,486
Lighting	152,763	299,573
Other	6,513	60,822
Total gross profit	3,379,070	2,309,881
Selling and administrative expenses:
Selling	(668,399)	(787,802)
Administrative	(2,076,660)	(2,025,296)
Loss on disposal of long-lived assets, net	—	(1,285)
Operating income	634,011	(504,502)
Net interest income	33,017	137,651
Equity in loss of joint venture	(184,512)	(112,991)
Other income, net	181,237	26,792
Income (loss) before income taxes	$663,753	$(453,050)

Expenditures on capital equipment
Theatre
Products	$272,944	$175,174
Services	—	114,319
Total theatre	272,944	289,493
Lighting	1,903	9,687

Total	$274,847	$299,180

Depreciation and amortization
Theatre
Products	$377,035	$555,171
Services	67,812	57,618
Total theatre	444,847	612,789
Lighting	14,519	16,986
Total	$459,366	$629,775

Ballantyne of Omaha, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Summary by Business Segments (continued)

	Three Months Ended March 31,
	2009	2008
Loss on disposal of long-lived assets
Theatre
Products	$—	$1,285
Services	—	—

Total theatre	—	1,285
Lighting	—	—

Total	$—	$1,285

	March 31,	December 31,
	2009	2008
Identifiable assets
Theatre
Products	$51,035,375	$45,842,050
Services	1,409,354	1,345,836
Total theatre	52,444,729	47,187,886
Lighting	3,677,164	3,664,039
Other	42,502	261,013
Total identifiable assets	$56,164,395	$51,112,938

Summary by Geographical Area

	Three Months Ended March 31,
	2009	2008
Net revenue
United States	$9,982,041	$10,170,981
Canada	661,369	493,553
Asia	1,779,304	1,777,785
Latin America	3,927,937	1,255,311
Europe	763,500	402,654
Other	29,302	96,888
Total	$17,143,453	$14,197,172

	March 31, 2009	December 31, 2008
Identifiable assets
United States	$45,696,640	$42,508,283
Canada	6,147,372	2,893,914
Asia	4,320,383	5,710,741
Total	$56,164,395	$51,112,938

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 96% of sales for the quarter ended March 31, 2009 were from theatre products and approximately 4% were lighting products.

Results of Operations:

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues

Net revenues during the three months ended March 31, 2009 increased to $17.1 million from $14.2 million in 2008.

	Three Months Ended March 31,
	2009	2008
Theatre
Products	$15,712,161	$12,212,937
Services	796,525	766,761
Total theatre revenues	16,508,686	12,979,698
Lighting	622,670	1,075,217
Other	12,097	142,257
Total net revenues	$17,143,453	$14,197,172

Theatre Segment

Sales of theatre products and services increased to $16.5 million in 2009 from $13.0 million in 2008.

Digital Product Sales

Sales of digital products rose to $5.9 million from $4.4 million in 2008 as the change to digital projection equipment continued during 2009. We believe that much of this demand is resulting from our customers wanting to show movies in 3D digital format as they believe that 3D movies result in higher attendance and ticket sales. The Hollywood studios have also increased the number of movies that can be shown in 3D. The full-scale rollout of digital cinema, however, has been slowed by the global credit environment as the purchase of digital equipment requires a significant amount of capital.

Film Product Sales

Sales of film projection equipment increased to $3.2 million in 2009 from $2.7 million a year-ago due to higher demand outside of the United States. These higher export sales were offset by a slowdown in new theatre construction in the United States due to the current economic and credit market conditions coupled with the expected transition to digital cinema projectors.

Sales of replacement parts rose slightly to $1.9 million from $1.7 million during 2008. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is being replaced during the digital cinema roll-out. We believe the higher sales during the quarter resulted from increased usage of film projectors due to higher box office receipts during the quarter.

Sales of film lenses decreased to $41,000 from $0.5 million a year-ago as more than any other film product, used lenses have overtaken the market. Sales of xenon lamps declined to $1.5 million compared to $1.9 million a year-ago.

Screen Product Sales

We generated sales of projector screens and related equipment of $3.2 million in 2009 compared to $1.0 million a year-ago due to higher demand for the special “silver” screens needed for certain 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by Real D that require a special “silver” screen that we manufacture and which, as discussed earlier, are driving the growth of our screen manufacturing company in Canada.

Service Revenues

Service revenues were flat in 2009 at $0.8 million compared to a year-ago. Revenues generated from servicing film equipment amounted to $0.5 million in both periods while revenues generated from servicing digital equipment were $0.3 million in both periods.

Lighting Segment

Sales of lighting products fell to $0.6 million during 2009 from  $1.1 million in 2008 due to in large part to lower demand for follow spotlights where sales fell to $0.4 million from $0.7 million a year-ago. Spotlight sales were impacted by the effects of the troubled credit markets as these sales are in many instances dependent on the construction of stadiums and auditoriums around the world. It is unclear if other projects will be delayed or canceled during 2009 and beyond. We also experienced a reduction in demand for replacement parts which decreased to $0.1 million from $0.2 million in 2008. Sales of all other lighting products, including but not limited to, xenon lamps, skytrackers, britelights and nocturns amounted to $0.1 million in 2009 compared to $0.2 million in 2008.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $7.2 million in 2009 from $4.0 million a year-ago due to increased sales into Latin America where sales rose to $3.9 million from $1.3 million a year-ago. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $3.4 million in 2009 from $2.3 million a year-ago and as a percent of total revenue increased to 19.7% from 16.3% in 2008. Gross profit in the theatre segment increased to $3.2 million in 2009 from $1.9 million in 2008 and as a percentage of theatre sales increased to 19.5% from 15.0% a year-ago. Our theatre margins were impacted primarily by profits from our screen manufacturing subsidiary, Strong / MDI Screen Systems, Inc., coupled with higher gross profit recognized within our theatre service subsidiary.

The gross profit in the lighting segment amounted to $0.2 million or 24.5% as a percentage of lighting revenues in 2009 compared to $0.3 million or 27.9% as a percentage of lighting revenues in 2008 as profit was impacted by lower production resulting in higher manufacturing costs per unit.

Selling Expenses

Selling expenses declined to $0.7 million in 2009 compared to $0.8 million in 2008, and as a percent of total revenue declined to 3.9% from 5.5% a year-ago due to lower tradeshow, advertising, travel and commission costs.

Administrative Expenses

Administrative costs rose to $2.1 million in 2009 from $2.0 million in 2008 but as a percent of total revenue decreased to 12.1% in 2009 from 14.3% in 2008 as the higher revenues during the quarter covered more fixed costs. Expenses during the quarter were impacted by the costs of certain termination benefits amounting to $0.2 million during the quarter.

Other Financial Items

Our results for 2009 reflect a loss of $0.2 million pertaining to our 44.4% share of the equity in the loss from our joint venture with Real D, Digital Link II, LLC. This loss compares to $0.1 million a year-ago and was higher due to more depreciation and interest costs resulting from additional deployments.

We recorded net interest income of approximately $33,000  during 2009 compared to approximately $138,000 a year-ago as our investment balances are lower coupled with significantly lower interest rates due to the current economic environment.

Other income amounted to $0.2 million in 2009 compared to approximately $27,000 in 2008. The results reflect the impact of transaction gains arising from foreign exchange fluctuations during 2009 due to the U.S. dollar increasing versus the Canadian dollar.

We recorded income tax expense of approximately $0.1 million in 2009 compared to an income tax benefit of $0.2 million in 2008. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment earnings (losses)) was approximately 18.4% for 2009, which reflects a combination of taxable income recorded for foreign purposes and a taxable loss recorded for U.S. purposes in addition to the benefit from the impact of tax-free interest income.

For the reasons outlined herein, we experienced net income of $0.5 million and basic and diluted earnings per share of $0.04 in 2009 compared to a net loss of $0.3 million and basic and diluted loss per share of $0.02 a year-ago.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $11.3 million. Additionally, we have approximately $8.8 million of long-term investments in auction-rate securities (net of a $0.8 million unrealized loss) which are classified as available-for-sale securities. The ARS investments are held within closed-end funds which are AAA rated and fully collateralized at a minimum 200% net asset to fund ratio. These investments are intended to provide liquidity via an auction process that resets the applicable interest rate every seven days allowing investors to either roll over their holdings or gain immediate liquidity by selling such investments at par.

During 2008, the market for the Company’s investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. These conditions continue to persist in 2009. The Company cannot predict how long the current imbalance in the auction market will continue. As a result, for a period of time, the Company may be unable to liquidate the auction rate securities held until a successful auction occurs or the securities are redeemed by the issuer of the investments. Based on the continued unsuccessful auctions of these investments, the investment securities have been reclassified to noncurrent assets within the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. As of March 31, 2009, the Company has liquidated, at par, $3,425,000 of its auction rate securities of which $50,000 were sold through the normal auction process with the remaining amounts redeemed by the fund itself since the beginning of the liquidity issue. Of these amounts $450,000 were received during the three months ended March 31, 2009.

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

Due to the inability to trade all of our investments in auction-rate securities in the current market, we continue to earn interest on our investments at the maximum contractual default rate. The weighted average maximum contractual default rate being earned as of March 31, 2009 was 1.08%. Because of the inability to trade these investments, a readily determinable fair value using market observables (Level 1) does not exist. Therefore, in accordance with SFAS 157, “Fair Value Measurement,” the Company, via the retention of the valuation firm Gifford Fong Associates, used a cash flow model to determine the estimated fair value of our auction-rate securities (Level 3). The assumptions used in preparing this model included, among other items, estimates for interest rates, default and recovery rates, illiquidity risk and an estimate for the timing of full redemption of the securities and are summarized below:

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

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, impairment in the fair value of the investment securities should be classified as “temporary” or “other than temporary.” The differentiating factors between a temporary and an other-than temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Based on this guidance and the guidance in SEC Staff Accounting Bulletin Topic 5M we determined the impairment should be classified as “temporary” and will be recorded as an unrealized loss which is excluded from earnings and recorded in the other comprehensive income (loss) component of stockholders’ equity for the following reasons:

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

•    The amount of the temporary impairment recorded to accumulated other comprehensive income (loss) was only 7.9% of the carrying value compared to 11.4% as of December 31, 2008. We view this evidence as corroborative that the underlying credit worthiness of the securities were not impaired.

•    We believe that as of March 31, 2009, there is sufficient capital to run our business with our cash position and our ability to draw on our credit facilities such that the current lack of liquidity in the auction rate market will not have a material impact on our ability to fund our operations or interfere with our external growth plans. We continue to receive interest at a maximum default rate on the auction-rate securities and believe, due to our ability to fund our operations while a current lack of liquidity exists in the auction-rate market securities and the attributes of the auction-rate securities held, the full value of the auction-rate securities held will be realized upon settlement in the future. Therefore, it is management’s intent to hold these securities for a sufficient amount of time to allow for recovery in the market value to occur.

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

We are a party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2009. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.50% at March 31, 2009) and pay a fee of 0.125% on the unused portion.

During 2008, the Company amended its Original Credit Facility to allow an interim extension of credit (the “Interim Credit Facility”) in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. Effective September 26, 2008, the Company entered into a Ninth Amendment to its Original Credit Facility to extend the maturity date of its interim extension of credit (the “Interim Credit Facility”) to August 30, 2009 and to reduce the available borrowings to the lesser of $9.4 million or 80% of the par value of the investments held in the pledged account ($7.7 million as of March 31, 2009). The Interim Credit Facility is evidenced by a Promissory Note with an interest rate set at a floating rate set to after-tax interest income received on certain investment securities. The credit facilities contain certain restrictions primarily related to restrictions on acquisitions and dividends. All of our personal property and certain stock in our subsidiaries secure the credit facilities. Total borrowing available under the Original and Interim Credit facilities amounted to $11.7 million. No amounts are currently outstanding under either of the credit facilities. The Company intends to renew the credit facilities prior to their expiration.

Net cash used in operating activities amounted to $0.2 million in 2009 compared to net cash provided by operating activities of $0.7 million in 2008. The results for 2009 reflect an increase in accounts receivable balances of $5.1 million during the first quarter due to the timing of cash receipts.  Accounts receivable balances are expected to decrease in subsequent quarters. The $0.7 million of cash flow from operating activities for the three months ended March 31, 2008 resulted primarily from turning a significant amount of our consignment inventory into cash resulting in a net inflow of cash of $1.8 million from this inventory.

Net cash provided by investing activities amounted to $0.2 million in 2009 compared to $0.4 million used in 2008. During 2009 we purchased $0.3 million of capital equipment and liquidated at par, approximately $0.5 million of our auction-rate securities. Investing activities during 2008 primarily consisted of capital expenditures.

We did not engage in any financing activities during the three months ended March 31, 2009 and 2008.

Transactions with Related and Certain Other Parties

The Company sold digital theatre projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC (“DL II”) for approximately $1.9 million for the three months ended March 31, 2009. DL II in turn provides the digital theatre projection equipment to third party customers under operating lease agreements. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales during the three months ended March 31, 2008.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 61% of 2009 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 60% of net consolidated receivables at March 31, 2009. Sales to Vari International and Regal Cinemas represented approximately 19% and 18% respectively, of consolidated sales. Additionally, receivables from Vari International represented approximately 23% of net consolidated receivables at March 31, 2009. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Hedging and Trading Activities

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. For the period ended March 31, 2009, the Company had recorded an immaterial amount of unrealized loss associated with these open contracts in its consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
		Remaining
Contractual Obligations	Total	In 2009	2010	2011	2012	2013	Thereafter
Non-competition agreement	75,000	25,000	—	50,000	—	—	—
Postretirement benefits	203,499	18,687	17,551	18,605	19,575	20,551	108,530
Operating leases	911,026	202,150	266,197	257,499	185,180	—	—
Contractual cash obligations	$1,189,525	245,837	283,748	326,104	204,755	20,551	108,530

We have a contractual obligation to pay up to $150,000 to High End Systems, Inc. (“High End”) of which $100,000 is expected to be paid in the next twelve months and has been reclassified to short-term liabilities. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of the business from High End. In addition, we have accrued approximately $0.1 million for the estimated underpayment of income taxes we are obligated to pay. The accrual is primarily related to state tax matters. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

During 2009, the Company provided a guarantee to a note entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loan provides for borrowings of approximately $0.3 million and bears interest at a rate of 7.2% per annum. The Company’s guarantee of the note is limited to its 44.4% ownership percentage, which amounts to approximately $0.1 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the note outstanding, which amounts to approximately $0.2 million. During 2008, we provided a guarantee to notes entered into by DL II to finance digital projection equipment deployed in the normal course of business. The loans provide for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. Our guarantee of the notes is limited to our 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, has provided a guarantee for the remainder of the notes outstanding, which amounted to approximately $1.8 million. We have recorded a liability for the fair value of the obligation undertaken by issuing the guarantees which amounted to approximately $0.07 million as of March 31, 2009. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

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

Legal

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al , filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While the Company believes that it has strong defenses and intends to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award. It is possible that an adverse resolution of this case could have a material adverse effect on the Company’s financial position. The case is scheduled for trial to commence on May 26, 2009.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. We did experience higher than normal prices on certain raw materials during the past year coupled with higher freight costs as freight companies passed on a portion of higher gas and oil costs. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Critical Accounting Policies and Estimates

In preparing the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles; management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.

Our accounting policies and estimates that are most critical to the presentation of the Company’s results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the Company’s year ended December 31, 2008. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2009.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In February 2009, the FASB issued FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This statement amends FASB No. 115 and No. 124 and EITF Issue No. 99-20 to change the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the noncredit impairment. The provisions of this statement are effective for interim and annual periods ending after June15, 2009. As of March 31, 2009, the Company does not believe that FSP FAS 115-a, FAS 124-a, and EITF 99-20-b will have a material effect on its consolidated financial statements.

In February 2009, the FASB issued FSP FAS 115-e, “Determining when a Market for an Asset or Liability is Active or Inactive and determining when a Transaction is distressed.” This statement is expected to reaffirm the exit price objective of fair value measurements and to provide guidance on inactive markets and distressed transactions. The provisions of FSP FAS No. 115-e are effective for fiscal years, and interim periods within those fiscal years, beginning on or after June15, 2009. As of March 31, 2009, the Company does not believe that FSP FAS No. 115-e will have a material effect on its consolidated financial statements.

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

Interest Rates—We have variable interest rate credit facilities. However, we have no outstanding balances as of March 31, 2009. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by a maximum of $0.1 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

Auction-Rate Securities—We have also evaluated our exposure to changes in the market price of our auction-rate securities as a result of the current liquidity in the auction-rate market. A one percent decrease in the average market price of our auction-rate securities would have an effect on comprehensive income (loss) of approximately $0.1 million.

Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our Canadian subsidiary. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by less than $0.1 million in 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in Note 22 to the Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

Item IA, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 6.  Exhibits

See the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date:	May 11, 2009	Date:	May 11, 2009

EXHIBIT INDEX

10.1	2009 Short-Term Incentive Plan •

23.1	Consent of Gifford Fong Associates. •

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith.