Form 10-K/A
period 2008-12-31
BALLANTYNE STRONG, INC.
filed 2009-06-25
CIK 946454

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-13906

Ballantyne Strong, Inc.
(formerly Ballantyne of Omaha, Inc.)

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

Explanatory Note

        Effective May 26, 2009, Ballantyne of Omaha, Inc. changed its name to Ballantyne Strong, Inc., pursuant to a vote of its stockholders. Both names are used throughout this report and are synonymous.

        Ballantyne Strong Inc. (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as previously amended, to reflect the inclusion of separate financial statements of Digital Link II, LLC, a fifty percent or less owned entity of the Company, as required under Rule 3-09 of Regulation S-X. The separate financial statements required are included as schedules under Part IV, Item 15 of this report. This Amendment No. 2 did not impact the Company's revenue, net income, total assets, stockholders' equity or earnings per share.

        Except as stated above, no other information included in the Form 10-K is being amended. The remaining Items contained within this Amendment No. 2 consist of all other items originally contained in the Form 10-K, as previously amended, and are included for the convenience of the reader. This Amendment No. 2 continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this Amendment No. 2 to speak as of any later date. Accordingly, this Form 10-K/A should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

/s/ JOHN P. WILMERS John P. Wilmers President and Chief Executive Officer
/s/ KEVIN HERRMANN Kevin Herrmann Secretary/Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

        We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. (formerly Ballantyne of Omaha, Inc.) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ballantyne Strong, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

Notes to the Consolidated Financial Statements (Continued)

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

        (b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

        We have audited Ballantyne Strong, Inc. (formerly Ballantyne of Omaha, Inc.'s) (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Ballantyne Strong, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

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

  2.
  Financial Statement Schedules required by Item 8 of Form 10-K:

    Schedule II—Valuation and Qualifying Accounts is included on page 75.

    Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly-owned.

  3.
  Exhibits—See Exhibit Index on page 93.

c.
Filed as financial statement schedules beginning on page 80, are the separate financial statements of Digital Link II, a fifty percent or less owned entity of the Registrant.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE OF OMAHA, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President, Chief Executive Officer, and Director		Kevin Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: June 25, 2009		Date: June 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II William F. Welsh, II, Chairman
Date:	June 25, 2009
By:	/s/ ALVIN ABRAMSON Alvin Abramson, Director
Date:	June 25, 2009
By:	/s/ CHRISTOPHER E. BEACH Christopher E. Beach, Director
Date:	June 25, 2009
By:	/s/ MARC E. LEBARON Marc E. LeBaron, Director
Date:	June 25, 2009
By:	/s/ MARK D. HASEBROOCK Mark D. Hasebroock, Director
Date:	June 25, 2009
By:	Steven J. Schuster, Director
Date:

FINANCIAL STATEMENTS

DIGITAL LINK II, LLC

YEARS ENDED MARCH 27, 2009 AND MARCH 31, 2008

 DIGITAL LINK II, LLC

 Report of Independent Auditors

To the Members of
Digital Link II, LLC

        We have audited the accompanying balance sheets of Digital Link II, LLC, a California limited liability company (the Company) as of March 27, 2009 and March 31, 2008 and the related statement of operations and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Link II, LLC at March 27, 2009 and March 31, 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

June 22, 2009
Los Angeles, California

 Digital Link II, LLC

Balance Sheets

	March 27, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$458,659	$68,076
Accounts receivable	1,567,116	258,796

Total current assets	2,025,775	326,872
Theatrical equipment	13,647,832	8,853,243

Total assets	$15,673,607	$9,180,115

Liabilities and Members' Equity
Current liabilities:
Accounts payable	$—	$11,689
Current portion of long-term debt	1,305,014	—
Deferred revenue	15,500	3,500
Accrued property taxes	368,966	121,464
Due to related parties	1,648,276	32,532

Total current liabilities	3,337,756	169,185
Virtual print fees	1,977,725	200,150
Customer deposits	1,415,000	—
Deferred revenue, net of current portion	25,417	28,000
Long-term debt, net of current portion	2,086,488	348,837

Total liabilities	8,842,386	746,172
Members' equity	6,831,221	8,433,943

Total members' equity	6,831,221	8,433,943

Total liabilities and members' equity	$15,673,607	$9,180,115

See accompanying notes to the financial statements.

 Digital Link II, LLC

Statements of Operations

	Year Ended March 27, 2009	Year Ended March 31, 2008
Installation revenues	$2,583	$3,500
Operating Expenses
Selling and marketing expenses	1,261,118	802,395
Administrative expenses	259,627	132,880

Loss from operations	(1,518,162)	(931,775)
Interest expense	97,945	30,408

Loss before income taxes	(1,616,107)	(962,183)
Income tax expense	1,303	1,600

Net loss	$(1,617,410)	$(963,783)

See accompanying notes to the financial statements

 Digital Link II, LLC

Statements of Cash Flows

	Year ended March 27, 2009	Year ended March 31, 2008
Cash flows from operating activities:
Net loss	$(1,617,410)	$(963,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of theatrical equipment	1,154,380	802,395
Interest on long-term debt	30,306	30,408
Changes in assets and liabilities:
Accounts receivable	(1,308,320)	(202,874)
Accounts payable	(11,689)	(727,224)
Accrued property tax	247,502	121,464
Due to related parties	1,615,744	(161,261)
Deferred revenue	9,417	31,500
Customer deposits	1,415,000	—
Virtual print fees	1,777,575	200,150

Net cash provided by (used in) operating activities	3,312,505	(869,225)

Cash flows from investing activities:
Purchases of theatrical equipment	(5,948,969)	(2,383,759)

Net cash used in investing activities	(5,948,969)	(2,383,759)

Cash flows from financing activities:
Payments on long-term debt	(480,983)	(530,769)
Proceeds from the issuance of long-term debt	3,493,342	—
Proceeds from member contributions	14,688	3,849,981

Net cash provided by financing activities	3,027,047	3,319,212

Net increase in cash and cash equivalents	390,583	66,228
Cash and cash equivalents at beginning of year	68,076	1,848

Cash and cash equivalents at end of year	$458,659	$68,076

See accompanying notes to the financial statements

Digital Link II, LLC

Notes to the Financial Statements

Years ended March 27, 2009 and March 31, 2008

1.     Nature of Operations

Company

        On March 6, 2007, Digital Link II, LLC (the "Company") was formed between Ballantyne of Omaha, Inc. and RealD with member interests of 44.4% and 55.6%, respectively. The Company was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to third-party exhibitors.

        In the opinion of management, the financial statements of the Company reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective periods.

Fiscal Period

        Previously, the Company had a fiscal year end of March 31st. Beginning in fiscal year 2009, the Company changed its fiscal year end to a 4-4-5 calendar to align its year end with that of RealD, the majority interest holder in the Company. As a result, the Company's year-end for fiscal year 2009 is March 27, 2009.

2.     Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Cash and Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the accompanying balance sheets and statements of cash flows.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company continually monitors the trade accounts receivable to determine if an allowance for doubtful accounts is necessary. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly. No allowance for doubtful accounts exists at March 27, 2009 or March 31, 2008.

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 27, 2009 and March 31, 2008

Theatrical Equipment

        Digital projection equipment is provided to potential customers under operating lease agreements for demonstration purposes. The leased projectors are stated at cost less deprecation recorded. Depreciation of the equipment is provided over an estimated useful life of ten years using the straight-line method of depreciation. Deprecation is recorded as selling and marketing expenses in the accompanying statement of operations.

Revenue Recognition

        The Company has entered into various system use agreements with third-party exhibitors which provide for the use of digital projection equipment with a purchase option in the future. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when title has transferred to the exhibitor and collectibility is reasonably assured if the option to purchase is made by the exhibitor. Revenues recognized by the Company under the system use agreements consist of installation fees received from these exhibitors. The Company recognizes these revenues over the terms of the use agreements. Also refer to Note 5, Virtual Print Fees.

Repairs and Maintenance

        Repair and maintenance costs are expensed as incurred.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company's most significant long-lived assets subject to these periodic assessments of recoverability are theatrical equipment, which have a net book value of $13,647,832 and $8,853,243 at March 27, 2009 and March 31, 2008, respectively. As of March 27, 2009 and March 31, 2008 the Company concluded that no impairments related to long-lived assets exist.

Income Taxes

        The Company is treated as a limited liability company for federal and state income tax purposes. Under this treatment, state and federal income taxes are the responsibility of the Company's members and are accounted for in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes recorded by the Company's members reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 27, 2009 and March 31, 2008

purposes and the amounts used for state income tax purposes. The Company is also subject to minimum and capital tax requirements in certain states.

Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 or FSP No. 157-2 did not have a material impact on the Company's financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) is effective for any business combinations occurring on or after January 1, 2009. The adoption will impact the Company's accounting for future acquisitions and related transaction costs.

Recently Issued Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("GAAP"). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. The adoption of SFAS No. 162 will not have a material impact on the Company's consolidated financial statements.

3.     Accounts Receivable

        Accounts receivable consist of the following:

	March 27, 2009	March 31, 2008
Trade accounts receivable	$1,487,850	$107,872
Accounts receivable from Digital Link I, LLC	79,266	—
Accounts receivable from RealD	—	150,924

	$1,567,116	$258,796

        Accounts receivable from RealD and Digital Link I, LLC, a wholly-owned subsidiary of RealD, consist of virtual print fees collected from third-party studios by RealD on the Company's behalf.

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 27, 2009 and March 31, 2008

4.     Theatrical Equipment

        Theatrical equipment includes the following:

	March 27, 2009	March 31, 2008
Digital theatre projection equipment	$15,604,607	$9,655,638
Less accumulated depreciation	(1,956,775)	(802,395)

Net theatrical equipment	$13,647,832	$8,853,243

        Depreciation expense amounted to approximately $1,154,000 and $802,000 for the years ended March 27, 2009 and March 31, 2008, respectively.

5.     Virtual Print Fees

        The Company receives Virtual Print Fees (VPFs) from third-party film distributors to help finance the cost of the digital projectors. VPFs are deducted from the purchase price of the projector under the terms of the operating lease agreements with certain customers and are recorded as a liability in the financial statements. VPFs totaled $1,977,725 and $200,150 as of March 27, 2009 and March 31, 2008, respectively.

6.     Customer Deposits

        The Company has entered into agreements with third-party film exhibitors which provide for the use of digital theatre projection equipment with a purchase option in the future. Certain operating lease agreements entered into by the Company required the third-party exhibitors to make a deposit on the digital projection equipment provided for use. The customer deposits collected are recorded as a non-current liability within the Balance Sheet.

7.     Indebtness

        In March 2007, the Company entered into a note agreement with Doremi Labs, Inc. to purchase multiple digital cinema players for approximately $941,000 with approximately $533,000 due within thirty days and the remaining balloon payment of principal and interest due in March 2010. The note bears interest at an imputed rate of 8.36%. Interest expense was approximately $30,000 in each of the years ended March 27, 2009 and March 31, 2008, respectively.

        In June 2008, the Company entered into a financing agreement with NEC Financial Corporation to fund the purchase of digital projection equipment for approximately $1,329,000. Pursuant to the terms of the agreement, the loan is to be repaid over a 36 month period bearing interest equal to 7.0% per annum. Equal payments consisting of principal and interest are due on a monthly basis. The loan is guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. The loans are secured by a security interest on the digital projection equipment. Interest expense was approximately $33,000 for the period ended March 27, 2009.

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 27, 2009 and March 31, 2008

        In November 2008, the Company entered into a financing agreement with NEC Financial Corporation to fund the purchase of digital projection equipment for approximately $756,000. Pursuant to the terms of the agreement, the loan is to be repaid over a 24 month period bearing interest equal to 7.2% per annum. Equal payments consisting of principal and interest are due on a monthly basis. The loan is guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. The loans are secured by a security interest on the digital projection equipment. Interest expense was approximately $13,000 for the period ended March 27, 2009.

        In November 2008, the Company entered into a financing agreement with NEC Financial Corporation to fund the purchase of digital projection equipment for approximately $1,142,000. Pursuant to the terms of the agreement, the loan is to be repaid over a 36 month period bearing interest equal to 7.0% per annum. Equal payments consisting of principal and interest are due on a monthly basis. The loan is guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. The loans are secured by a security interest on the digital projection equipment. Interest expense was approximately $20,000 for the period ended March 27, 2009.

        In March 2009, the Company entered into a financing agreement with NEC Financial Corporation to fund the purchase of digital projection equipment for approximately $266,000. Pursuant to the terms of the agreement, the loan is to be repaid over a 24 month period bearing interest equal to 7.2% per annum. Equal payments consisting of principal and interest are due on a monthly basis. The loan is guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. The loans are secured by a security interest on the digital projection equipment. Interest expense was approximately $2,000 for the period ended March 27, 2009.

        Total remaining payments due and outstanding in aggregate by fiscal year are as follows: 2010—$1,305,014; 2011—$1,664,813; 2012—$454,616.

8.     Members' Equity

        All contributions are to be made in proportion to the members' respective ownership interests. For financial reporting and income tax purposes, all items of income and loss are allocated to the members in accordance with their respective ownership interests.

        The following table summarizes the changes in members' equity for the years ended March 27, 2009 and March 31, 2008 as follows:

	Ballantyne Strong, Inc.	RealD	Total
Members' equity at March 31, 2007 (Unaudited)	$2,380,827	$2,981,397	$5,362,224
Capital contributions	1,791,764	2,243,738	4,035,502
Net loss	(427,920)	(535,863)	(963,783)

Members' equity at March 31, 2008	$3,744,671	$4,689,272	$8,433,943
Capital contributions	5,817	8,871	14,688
Net loss	(718,130)	(899,280)	(1,617,410)

Members' equity at March 27, 2009	$3,032,358	$3,798,863	$6,831,221

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 27, 2009 and March 31, 2008

9.     Supplemental Cash Flow Information

        Supplemental disclosures to the statement of cash flows are as follows:

	March 27, 2009	March 31, 2008
Cash paid during the period for:
Interest	$67,639	$—

Taxes	$1,303	$—

Non-cash investing activities:
Non-cash inventory transfer from Ballantyne	$—	$185,521

10.   Related Party

        Certain digital and theatre projection equipment held by the Company and provided to third-party exhibitors was purchased in an arm's length transaction from Ballantyne Strong Inc. ("Ballantyne"), who holds a 44.4% equity interest in the Company. During 2009 and 2008, the Company purchased $5,949,000 and $2,569,000, respectively of projection equipment and related services from Ballantyne. As of March 27, 2009 and March 31, 2008, approximately $1,515,000 and $5,500 was outstanding and due to Ballantyne for the purchases made. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        During 2009 and 2008, the Company collected maintenance fees from exhibitors on behalf of Strong Technical Services, Inc., a subsidiary of Ballantyne Strong, Inc. As of March 27, 2009 and March 31, 2008 approximately $47,000 and $27,000 were due and outstanding for services rendered. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        Total current receivables from Digital Link I, LLC, a wholly-owned subsidiary of RealD, was approximately $79,000 as of March 27, 2009. The outstanding receivables consist of virtual print fees collected from third-party studios by RealD on the Company's behalf. No amounts were due and outstanding from Digital Link I, LLC as of March 31, 2008. The amounts due from Digital Link I, LLC are recorded in total accounts receivable within the Balance Sheet.

        Total due to RealD was approximately $87,000 as of March 27, 2009. The outstanding payable consists of amounts due for management and administration services provided by RealD. The amount due is recorded in due to related parties and classified as a current liability within the Balance Sheet. As of March 31, 2008, total due from RealD was approximately $151,000. The outstanding amount due consisted of virtual print fees collected from third-party studios by RealD on the Company's behalf. The amount due from RealD is recorded in total accounts receivable within the Balance Sheet.

11.   Commitments

        During the ordinary course of business, the Company makes certain indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities of certain customers and licensees of its marketed product. The duration of these indemnities and commitments vary, and in certain cases, is indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 27, 2009 and March 31, 2008

indemnities and commitments in the accompanying balance sheet. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

12.   Subsequent Event (unaudited)

        In April 2009, the Company entered into a financing agreement with NEC Financial Corporation to fund the purchase of digital projection equipment for approximately $1,040,000. Pursuant to the terms of the agreement, the loan is to be repaid over a 22 month period bearing interest equal to 7.2% per annum. Equal payments consisting of principal and interest are due on a monthly basis. The loan is guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. The loans are secured by a security interest on the digital projection equipment.

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
10.11	Definitive Agreement between the Company and NEC Viewtechnology Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.12	Equipment Purchase Agreement between the Company and Digital Link LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).
10.13	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link L.L.C. (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 10, 2007 (incorporated by reference to the Form 8-K/A as filed on December 20, 2007).
10.15	Asset Purchase Agreement between the Subsidiary and Marcel Desrochers, Inc. dated October 12, 2007 (incorporated by reference to the Form 8-K/A as filed on December 28, 2007).
10.16	Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Schedule 14A Definitive Proxy Statement for the Company's 2008 Annual Meeting).
10.17	Guaranty Agreement between Company and NEC Financial Services, LLC.•
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Xenotech Rental Corp.	Nebraska
d.	BTN Manufacturing, Inc.	Nebraska
e.	Xenotech Strong, Inc.	Nebraska
f.	Strong Digital Systems, Inc. (owns 100% of one foreign corporation)	Canada

23	Consent of KPMG LLP.•
23.1	Consent of Gifford Fong Associates.•
23.2	Consent of Independent Auditors•
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

*
Management contract or compensatory plan.

•
Filed herewith.