Form 10-Q
period 2009-06-30
BALLANTYNE STRONG, INC.
filed 2009-08-07
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-13906

BALLANTYNE STRONG, INC.

(Formally Ballantyne of Omaha, Inc.)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 6, 2009
Common Stock, $.01, par value	14,138,908 shares

Item 1.  Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,168,964	$11,424,984
Restricted cash	702,158	701,498
Accounts receivable (less allowance for doubtful accounts of $230,507 in 2009 and $195,141 in 2008)	10,013,868	7,038,258
Unbilled revenue	3,571,525	—
Inventories, net	8,950,484	9,476,687
Recoverable income taxes	1,157,682	1,111,118
Deferred income taxes	2,251,904	2,134,699
Consignment inventory	192,794	527,027
Other current assets	1,241,244	356,855

Total current assets	49,250,623	32,771,126
Investment in joint venture	2,711,008	3,138,568
Investment in securities	—	8,883,420
Property, plant and equipment, net	3,500,728	3,453,363
Intangible assets, net	1,223,865	1,374,438
Other assets	17,257	17,257
Deferred income taxes	1,502,233	1,474,766

Total assets	$58,205,714	$51,112,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,723,607	$6,470,903
Warranty reserves	445,823	491,556
Accrued group health insurance claims	222,589	219,215
Accrued bonuses	251,493	185,064
Other accrued expenses	2,107,803	1,943,969
Customer deposits	2,229,169	1,216,590
Income tax payable	759,328	433,533

Total current liabilities	15,739,812	10,960,830
Deferred income taxes	253,558	311,413
Other accrued expenses, net of current portion	857,889	1,006,056

Total liabilities	16,851,259	12,278,299
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,278,890 shares in 2009 and 16,168,510 shares in 2008	162,788	161,685
Additional paid-in capital	35,215,004	35,085,228
Accumulated other comprehensive income (loss):
Foreign currency translation	(719,581)	(890,851)
Unrealized loss on investments in securities, net of tax	—	(742,027)
Minimum pension liability	93,658	93,658
Retained earnings	21,985,266	20,509,626
	56,737,135	54,217,319
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)

Total stockholders’ equity	41,354,455	38,834,639

Total liabilities and stockholders’ equity	$58,205,714	$51,112,938

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$19,602,707	$13,643,104	$36,746,160	$27,840,276
Cost of revenues	15,350,114	11,593,249	29,114,497	23,480,540
Gross profit	4,252,593	2,049,855	7,631,663	4,359,736
Selling and administrative expenses:
Selling	767,791	742,718	1,436,190	1,530,520
Administrative	1,875,652	1,634,972	3,952,312	3,660,268
Total selling and administrative expenses	2,643,443	2,377,690	5,388,502	5,190,788
Gain on the sale of assets	—	258,170	—	258,170
Loss on disposal of assets	(1,943)	—	(1,943)	(1,285)
Income (loss) from operations	1,607,207	(69,665)	2,241,218	(574,167)
Interest income	29,404	129,350	70,534	275,536
Interest expense	(9,328)	(9,163)	(17,441)	(17,698)
Equity in loss of joint venture	(233,625)	(184,909)	(418,137)	(297,900)
Other income (expense), net	(68,333)	19,882	112,904	46,674
Income (loss) before income taxes	1,325,325	(114,505)	1,989,078	(567,555)
Income tax benefit (expense)	(391,404)	(5,576)	(513,438)	193,038
Net income (loss)	$933,921	$(120,081)	$1,475,640	$(374,517)
Basic earnings (loss) per share	$0.07	$(0.01)	$0.11	$(0.03)
Diluted earnings (loss) per share	$0.07	$(0.01)	$0.10	$(0.03)
Weighted average shares outstanding:
Basic	13,995,286	13,890,882	13,991,766	13,874,661
Diluted	14,138,239	13,890,882	14,127,450	13,874,661

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,475,640	$(374,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	43,098	26,680
Provision for obsolete inventory	227,728	336,069
Depreciation of consignment inventory	297,479	593,625
Depreciation of property, plant, and equipment	434,751	451,900
Amortization of intangibles	190,976	220,076
Equity in loss of joint venture	418,137	297,900
Loss on disposal of fixed assets	1,943	1,285
Gain on sale of assets	—	(258,170)
Deferred income taxes	(609,393)	(306,424)
Share-based compensation expense	106,614	75,022
Excess tax benefits from stock options exercised	—	(92,362)
Changes in assets and liabilities:
Accounts receivable	(10,275,086)	146,607
Unbilled revenue	3,571,525	—
Inventories	332,186	(2,074,911)
Consignment inventory	36,754	1,862,466
Other current assets	(882,648)	(264,799)
Accounts payable	3,400,921	(952,077)
Warranty reserves	(55,012)	(33,778)
Accrued group health insurance claims	3,374	72,228
Accrued bonus	64,948	102,696
Other accrued expenses	27,017	60,091
Customer deposits	1,010,201	(22,177)
Current income taxes	252,175	(305,425)
Other assets	—	(1,850)
Net cash provided by (used in) operating activities	73,328	(439,845)
Cash flows from investing activities:
Increase in acquisition costs	—	(46,969)
Investment in joint venture	9,423	(17,914)
Proceeds from sale of assets	—	271,360
Increase in restricted investments	(660)	(2,482)
Capital expenditures	(457,146)	(492,115)
Proceeds from sales and redemptions of investment securities	10,025,000	1,225,000
Net cash provided by investing activities	9,576,617	936,880
Cash flows from financing activities:
Proceeds from exercise of stock options	—	59,113
Excess tax benefits from stock options exercised	—	92,362
Net cash provided by financing activities	—	151,475

Effect of exchange rate changes on cash and cash equivalents	94,035	(4,782)
Net increase in cash and cash equivalents	9,743,980	643,728
Cash and cash equivalents at beginning of year	11,424,984	4,220,355
Cash and cash equivalents at end of year	$21,168,964	$4,864,083

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

1.              Nature of Operations

On May 20, 2009, the Company amended its Certificate of Incorporation to change the Company’s name from Ballantyne of Omaha, Inc. to Ballantyne Strong, Inc. (“Ballantyne” or the “Company”) to align the Company with a name known to a majority of the Company’s customers and to provide branding to the trademark name “Strong.”

Ballantyne, a Delaware corporation, and its wholly-owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong / MDI Screen Systems, Inc., and the American West Beijing Trading Company, Ltd., design, develop, manufacture, service and distribute theatre and lighting systems. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K/A filing.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year-ended December 31, 2008.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Adoption of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 15 which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining Fair Value of a Financial Asset in a Market that is not Active.” FSP No. FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSB No. FAS 157-3 is effective for the Company beginning in the third quarter of 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. See further discussion in Note 9.

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 were effective for the Company beginning on January 1, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

In February 2009, the FASB issued FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This statement amends FASB No. 115 and No. 124 and EITF Issue No. 99-20 to change the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the noncredit impairment. The provisions of this statement are effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2009, the FASB issued FSP FAS 115-e, “Determining when a Market for an Asset or Liability is Active or Inactive and determining when a Transaction is distressed.” This statement is expected to reaffirm the exit price objective of fair value measurements and to provide guidance on inactive markets and distressed transactions. The provisions of FSP FAS No. 115-e are effective for fiscal years, and interim periods within those fiscal years, beginning on or after June15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events (“SFAS No. 165”).” This statement addresses accounting and disclosure requirements related to subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R). This statement requires reporting entities to evaluate former QSPE’s for consolidation, changes to approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009.  The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).” The Codification under SFAS No. 168 will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

In June 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” This issue revises the current accounting treatment under EITF 00-21to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This issue is applicable to revenue arrangements entered into or materially during Company’s first fiscal year that begins after June 15, 2010.  The Company does not believe the adoption will have a material impact on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Income (loss) applicable to common stock	$933,921	$(120,081)	$1,475,640	$(374,517)
Basic weighted average common shares outstanding	13,995,286	13,890,882	13,991,766	13,874,661
Basic earnings (loss) per share	$0.07	$(0.01)	$0.11	$(0.03)
Diluted earnings (loss) per share:
Income (loss) applicable to common stock	$933,921	$(120,081)	$1,475,640	$(374,517)
Basic weighted average common shares outstanding	13,995,286	13,890,882	13,991,766	13,874,661
Dilutive effect of stock options and restricted stock awards	142,953	—	135,684	—
Dilutive weighted average common shares outstanding	14,138,239	13,890,882	14,127,450	13,874,661
Diluted earnings (loss) per share	$0.07	$(0.01)	$0.10	$(0.03)

For the three and six months ended June 30, 2009, options to purchase 118,125 shares of common stock at a weighted average price of $4.55 per share were outstanding, but were not included in the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common shares. For the three and six months ended June 30, 2008, options outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders.  Options outstanding as of June 30, 2009 expire between May 2010 and May 2012.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

4.              Comprehensive Income (Loss)

The accumulated other comprehensive income (loss), net, shown in the Company’s consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings (loss) and its comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Comprehensive income (loss):
Net income (loss)	$933,921	$(120,081)	$1,475,640	$(374,517)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in securities	—	96,375	—	(946,345)
Foreign currency translation adjustment	252,054	30,576	171,270	(128,690)
Total comprehensive income (loss)	$1,185,975	$6,870	$1,646,910	$(1,449,552)

Included in unrealized gain (loss) on investment in securities are realized holding losses arising during the current period of approximately $1,142,000 less a reclassification adjustment for gains recorded on the settlement of the securities included in net income of approximately $1,142,000.

5.              Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment and on selected repaired and used equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. The Company accrues for these costs at the time of sale or repair or when events dictate that additional accruals are necessary. The following table summarizes warranty activity for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warranty accrual at beginning of period	$509,776	$392,159	$491,556	$381,710
Charged to expense	39,249	52,553	192,133	101,552
Amounts written off, net of recoveries	(103,202)	(97,141)	(237,866)	(135,691)
Warranty accrual at end of period	$445,823	$347,571	$445,823	$347,571

6.              Investment in Digital Link II Joint Venture

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of June 30, 2009, total current and non-current assets of the joint venture amounted to approximately $1.6 million and $13.2 million, respectively. Total liabilities and equity at June 30, 2009 amounted to $8.5 million and $6.3 million, respectively. As of December 31, 2008, total current and non-current assets of the joint venture amounted to approximately $0.9 million and $12.1 million, respectively. Total liabilities and equity at December 31, 2008 amounted to $5.7 million and $7.3 million, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

The joint venture operates on a March 31st fiscal year end. If the joint venture reported on a December 31st fiscal year end, the joint venture would have reported a net loss for the six months ended June 30, 2009 and 2008 of approximately $1.0 million and $0.5 million, respectively. The net losses primarily resulted from interest expense incurred on outstanding notes and depreciation expense related to projection equipment on consignment to third party customers.

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements.  The Company’s portion of losses of the LLC amounted to approximately $0.4 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

7.              Guarantees

During 2009, the Company provided guarantees to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $1.3 million and bear interest at a rate of 7.2% per annum. The Company’s portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounted to approximately $0.6 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the note outstanding, which amounted to approximately $0.7 million at the time the note was entered into.

During 2008, the Company provided guarantees to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. The Company’s portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the notes outstanding, which amounted to approximately $1.8 million at the time the note was entered into.

As of June 30, 2009, the Company’s guarantee on the remaining balance of the notes outstanding was approximately $1.6 million. The Company has recorded a liability for the fair value of the obligations undertaken by issuing the guarantees which amounted to approximately $0.07 million as of June 30, 2009. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

8.              Investments

The Company had certain investments in auction-rate securities which were classified as available-for-sale securities and accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In June 2009, the Company entered into a settlement agreement with a financial institution with whom the Company has a banking relationship to sell, at the Company’s option, all or a portion of its outstanding auction-rate securities (“ARS”) at par, plus accrued interest. The settlement agreement provides for a provision on confidentiality and a release of the financial institution form claims related to the Company’s purchase, ownership and sale of the securities. Subsequently, in June 2009, the Company sold its remaining outstanding ARS under the terms of the settlement agreement which amounted to $9,375,000 plus interest accrued. During 2009, the Company also liquidated, at par, outstanding ARS which amounted to $650,000 of which $50,000 were sold through the normal auction process and $600,000 were redeemed by the fund itself.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

The Company previously recorded a temporary impairment as an unrealized loss on the outstanding ARS in other comprehensive income prior to settlement of the ARS. As a result of entering into the settlement agreement, the Company recorded the temporary impairment as a realized loss of approximately $1.1 million within other income (expense). The Company also recorded an offsetting gain on the settlement in the amount of $1.1 million which was recorded in other income (expense) during the current period.

9.              Fair Value of Financial Instruments

In April 2009, the Company adopted the provisions of FSP 107-1 and APB 28-1. The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses equal or approximate their fair values due to the short-term nature of these instruments. The estimated fair values and related assumptions used to estimate fair value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses are disclosed below.

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

A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2009 to June 30, 2009 follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Auction-Rate Securities	Total
Beginning balance	$8,883,420	$8,883,420
Total gains or losses (realized/ unrealized)
Included in other comprehensive income (loss)	1,141,580	1,141,580
Sales and settlements	(10,025,000)	(10,025,000)
Transfers in and/or out of Level 3	—	—
Ending balance	$—	$—
The amount of total gains or losses for the period included in earnings (loss) (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009.	$—	$—

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

10.       Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials and components	$4,086,990	$4,938,126
Work in process	523,060	465,998
Finished goods	4,340,434	4,072,563
	$8,950,484	$9,476,687

The inventory balances are net of reserves of approximately $2,956,000 and $2,792,000 as of June 30, 2009 and December 31, 2008, respectively.

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

Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment, net of amortization of approximately $0.3 million and $1.0 million, amounted to approximately $0.2 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively.

12.       Property, Plant and Equipment

Property, plant and equipment include the following:

	June 30, 2009	December 31, 2008
Land	$313,500	$313,500
Buildings and improvements	4,170,910	3,992,556
Machinery and equipment	5,230,904	5,102,713
Office furniture and fixtures	2,200,780	2,015,296
	11,916,094	11,424,065
Less accumulated depreciation	(8,415,366)	(7,970,702)
Net property, plant and equipment	$3,500,728	$3,453,363

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Depreciation expense amounted to approximately $218,000 and $435,000 for the three and six months ended June 30, 2009, respectively as compared to approximately $232,000 and $452,000 for the three and six months ended June 30, 2008, respectively.

13.       Accrued Expenses

The major components of other accrued expenses are as follows:

	June 30,	December 31,
	2009	2008
Employee related	$954,829	$817,171
Interest and taxes	472,966	524,883
Acquisition and related accruals	684,667	711,037
Post-retirement benefit obligation	379,272	374,365
Legal and professional fees	260,099	166,346
Other	213,859	356,223
Total	$2,965,692	$2,950,025

14.       Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary. As of June 30, 2009, a valuation allowance has not been recorded. However, if the Company experiences difficulties in achieving its forecasts of taxable income in the current fiscal year, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations. The Company has recorded a receivable for the amount of an income tax refund due to the Company as a result of the carry back of certain net operating losses to previous year’s taxable income.

The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment losses) was approximately 29.5% and 25.8% for the three and six months ended June 30, 2009 as compared to 4.9% and 34.0% for the three and six months ended June 30, 2008. The effective rate change from year to year is a result of differing foreign and U.S. tax rates applied to respective pre-tax income (loss) amounts by tax jurisdiction.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (as amended), effective January 1, 2007. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2007. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

examinations in process.  As of June 30, 2009 and December 31, 2008, total unrecognized tax benefits amounted to approximately $0.1 million.

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the three and six months ended June 30, 2009. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of June 30, 2009 and December 31, 2008, respectively. The accruals largely related to state tax matters. Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $3.3 million and $0.8 million at June 30, 2009 and December 31, 2008, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

15.       Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2009	2008
Cash paid during the period for:
Interest	$5,459	$3,514
Income taxes	$950,706	$470,434

16.       Stock Compensation

The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment , (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $58,533 and $106,614 for the three and six months ended June 30, 2009, respectively as compared to $56,524 and $75,022 for the three and six months ended June 30, 2008, respectively.

Stock Options

The Company currently maintains a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which was approved by the Company’s stockholders. During fiscal 2008, the Board of Directors made the decision to discontinue granting further stock options under this plan. The Company also maintained a 1995 Employee Stock Option Plan which expired in 2005, however, there are outstanding stock options remaining under this expired plan.

A 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) was discontinued in May 2009 by the Board of Directors.

All past and future grants under the Company’s stock option plans were granted at exercise prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expired between 5 and 10 years after the grant date. No stock options were granted during the six months ended June 30, 2009 and 2008, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Earnings (loss) before income taxes included $7,312 and $18,280 of share-based compensation expense related to stock options, with associated tax benefits of $2,600 and $6,398 for the three and six months ended June 30, 2008. All stock options outstanding were fully vested as of January 1, 2009. Therefore, no share-based compensation expense was recorded during the three and six months ended June 30, 2009.

The following table summarizes the Company’s activities with respect to its stock options for six months ended June 30, 2009 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	278,125	$2.29	2.69	$113,250
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	278,125	$2.29	2.19	$234,050
Exercisable at June 30, 2009	278,125	$2.29	2.19	$234,050

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2009.

No options were granted or exercised during the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

	Options Outstanding at June 30, 2009			Exercisable at June 30, 2009
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	2.83	$0.62	160,000	2.83	$0.62
4.25 to 4.75	118,125	1.32	4.55	118,125	1.32	4.55
$0.62 to 4.75	278,125	2.19	$2.29	278,125	2.19	$2.29

As of June 30, 2009, all stock option awards were fully vested. Therefore, no unrecognized compensation cost related to non-vested stock option awards remained at June 30, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Restricted Stock Plans

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan was 250,000 shares. The plan expires in September 2010. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vested on January 1, 2009 with the remaining shares vesting on January 1, 2010 as the Company achieved certain earning thresholds, as defined within the restricted stock agreements. Additionally, during February of 2009, 64,491 shares of restricted stock were granted under this plan as partial payment under the Company’s Short-Term Incentive Plan. At June 30, 2009, 131,509 shares remain available for issuance under the Plan.

During 2008, the Company adopted and the stockholders approved the Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors’ Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 at the election of the shareholders at the 2009 Annual Shareholder Meeting. During May 2009, the Company granted 27,000 restricted shares under the Non-Employee Plan to the Board of Directors for future services rendered. These shares vest the day after the Company’s 2010 Annual Meeting. Additionally, in April 2009, 18,889 restricted shares were issued in conjunction with an agreement entered into with a member of the Company’s Board of Directors to provide consulting services. These restricted shares vest on April 1, 2010.  During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan to the Board of Directors for services rendered. These shares vested on May 21, 2009 at the 2009 Annual Shareholder Meeting. At June 30, 2009, 189,111 shares remain available for issuance under the Plan.

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

As of June 30, 2009, the total unrecognized compensation cost related to non-vested restricted stock awarded during 2008 and 2009 was approximately $171,826 and is expected to be recognized over a weighted average period of 13 months.

The following table summarizes restricted stock activity for the six months ended June 30, 2009:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at January 1, 2009	69,000	$4.48
Granted	110,380
Shares vested	(44,000)
Shares forfeited	—
Nonvested at June 30, 2009	135,380	$2.36

As of June 30, 2008, total restricted stock awards outstanding amounted 69,000 shares.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At June 30, 2009, 104,104 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

At June 30, 2009, the total unrecognized estimated compensation cost was $7,306 which is expected to be recognized over a period of 4 months.

17.       Related Party Transactions

The Company sold digital theatre projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC (“DL II”) of approximately $1.9 million during the six months ended June 30, 2009. DL II in turn provides the digital theatre projection equipment to third party customers under lease agreements. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales during the six months ended June 30, 2008.

On April 1, 2009, the Company entered into a consulting agreement (the “agreement”) with Christopher Beach, a Director, to assist senior management on matters such as strategic planning, mergers and acquisitions and succession planning. The agreement is to provide services on a part-time basis for one year as an independent contractor in exchange for a consulting fee of $85,000, paid in equal amounts of cash and restricted stock (See Note 16 for further detail on restricted stock granted) plus out-of-pocket expenses.

18.       Bonus Plans

During 2007, the Board of Directors approved the Short-Term Incentive Plan (the “Plan”), to replace the Company’s previous Profit Sharing Plans. The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined. Total expense recorded in conjunction with the Plan amounted to approximately $144,000 and $70,000 for the periods ended June 30, 2009 and 2008, respectively.

19.       Subsequent Events

The Company performed an evaluation of the Company’s activity and has concluded that as of August 7, 2009, the date these financial statements were issued, there are no material subsequent events requiring additional disclosure or recognition in these financial statements, as required by SFAS No. 165, Subsequent Events.

20.       Debt

The Company is party to a revolving credit facility (the "Original Credit Facility") with First National Bank of Omaha expiring August 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2009. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.5% at June 30, 2009) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictions primarily related to restrictions on acquisitions and dividends. All of the Company’s personal property and certain stock in its subsidiaries secure the credit facility. No amounts are currently outstanding . The Company intends to obtain similar credit financing prior to the expiration of its current line of credit.

During 2008, the Company amended its Original Credit Facility to allow an interim extension of credit (the "Interim Credit Facility") in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. Effective September 26, 2008, the Company entered into a Ninth Amendment to its Original Credit Facility to extend the maturity date of its interim extension of credit (the "Interim Credit Facility") to August 30, 2009 and to reduce the available borrowings to the lesser of $9.4 million or 80% of the par value of the auction-rate securities held in the pledged account. Now that the Company has liquidated all of the securities, no amounts currently remain available under this facility and the Company therefore does not intend to renew the credit facility after its expiration.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

21.       Concentrations

The Company’s top ten customers accounted for approximately 55% of consolidated net revenues for the six months ended June 30, 2009. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 63% of net consolidated receivables at June 30, 2009. Sales to Vari International and Regal Cinemas each represented approximately 15% and 11% of consolidated sales. Additionally, receivables from Vari International and China Film Group represented approximately 15% and 27% of net consolidated receivables at June 30, 2009. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Through master reseller agreements with NEC, the Company distributes Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements that are not perpetual and could be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If the Company is unable to maintain its relationship with NEC or NEC is unable to ship products in a timely manner, the results would have a material adverse impact on its business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in the Company’s manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

22.       Commitments and Contingencies

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne Strong, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al , filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While the Company believes that it has strong defenses and intends to defend the suit vigorously, the ultimate resolution of the matter could result in a loss in excess of the amount accrued. It is possible that an adverse resolution of this case could have a material adverse effect on the Company’s financial position. The case is scheduled for trial to commence on August 24, 2009.

In conjunction with the purchase of Strong / MDI Screen Systems, Inc. in October 2007, a portion of the purchase price was restricted and placed in escrow to secure certain indemnification and other obligation contingencies. As of June 30, 2009, $469,940 remains in escrow and are recorded in accrued expenses with the Condensed Consolidated Balance Sheet.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

23.       Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of June 30, 2009, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, cinema screens, xenon lamphouses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue
Theatre
Products	$17,741,106	$11,610,471	$33,453,267	$23,823,408
Services	1,087,104	753,853	1,883,629	1,520,614
Total theatre	18,828,210	12,364,324	35,336,896	25,344,022
Lighting	762,732	1,235,735	1,385,402	2,310,952
Other	11,765	43,045	23,862	185,302
Total revenue	$19,602,707	$13,643,104	$36,746,160	$27,840,276
Gross profit
Theatre
Products	$3,892,843	$2,326,435	$7,027,363	$4,541,535
Services	57,047	(599,177)	142,321	(864,791)
Total theatre	3,949,890	1,727,258	7,169,684	3,676,744
Lighting	297,082	302,599	449,845	602,172
Other	5,621	19,998	12,134	80,820
Total gross profit	4,252,593	2,049,855	7,631,663	4,359,736
Selling and administrative expenses:
Selling	(767,791)	(742,718)	(1,436,190)	(1,530,520)
Administrative	(1,875,652)	(1,634,972)	(3,952,312)	(3,660,268)
Gain on sale of assets	—	258,170	—	258,170
Loss on disposal of fixed assets	(1,943)	—	(1,943)	(1,285)
Operating income (loss)	1,607,207	(69,665)	2,241,218	(574,167)
Net interest income	20,076	120,187	53,093	257,838
Equity in loss of joint venture	(233,625)	(184,909)	(418,137)	(297,900)
Other income (expense), net	(68,333)	19,882	112,904	46,674
Income (loss) before income taxes	$1,325,325	$(114,505)	$1,989,078	$(567,555)

Expenditures on capital equipment
Theatre
Products	$180,122	$141,462	$453,066	$316,636
Services	—	46,778	—	161,097
Total theatre	180,122	188,240	453,066	477,733
Lighting	2,177	4,695	4,080	14,382
Total	$182,299	$192,935	$457,146	$492,115

Depreciation and amortization
Theatre
Products	$393,983	$555,667	$771,018	$1,110,838
Services	62,325	62,860	130,137	120,478
Total theatre	456,308	618,527	901,155	1,231,316
Lighting	7,532	17,299	22,051	34,285
Total	$463,840	$635,826	$923,206	$1,265,601

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Summary by Business Segments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain (loss) on disposal of fixed assets
Theatre
Products	$(1,943)	$—	$(1,943)	$(1,285)
Services	—	—	—	—
Total theatre	(1,943)	—	(1,943)	(1,285)
Lighting	—	—	—	—
Total	$(1,943)	$—	$(1,943)	$(1,285)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain on sale of assets
Theatre
Products	$—	$—	$—	$—
Services	—	—	—	—
Total theatre	—	—	—	—
Lighting	—	—	—	—
Other	—	258,170	—	258,170
Total	$—	$258,170	$	$258,170

	June 30,	December 31,
	2009	2008
Identifiable assets
Theatre
Products	$52,571,836	$45,842,050
Services	1,333,128	1,345,836
Total theatre	53,904,964	47,187,886
Lighting	4,272,420	3,664,039
Other	28,330	261,013
Total	$58,205,714	$51,112,938

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue
United States	$10,461,526	$8,714,578	$20,443,567	$18,885,559
Canada	896,961	291,117	1,558,297	784,670
China	4,264,805	1,153,917	5,396,441	2,249,447
Asia	108,154	716,184	730,001	1,067,831
Mexico	2,244,256	1,100,464	5,387,331	2,091,285
South America	928,949	465,958	1,713,786	730,448
Europe	533,029	615,166	1,296,503	1,017,820
Other	165,027	585,720	220,234	1,013,216
Total	$19,602,707	$13,643,104	$36,746,160	$27,840,276

	June 30,	December 31,
	2009	2008
Identifiable assets
United States	$43,723,683	$42,508,283
Canada	6,868,076	2,893,914
China	7,613,955	5,710,741
Total	$58,205,714	$51,112,938

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

Overview

We are a manufacturer, distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our lighting segment.

We have two primary reportable core operating segments: theatre and lighting. Approximately 96% of sales for the six months ended June 30, 2009 were from theatre products and approximately 4% were lighting products.

Results of Operations:

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues

Net revenues during the three months ended June 30, 2009 increased to $19.6 million from $13.6 million in 2008.

	Three Months Ended June 30,
	2009	2008
Theatre
Products	$17,741,106	$11,610,471
Services	1,087,104	753,853
Total theatre revenues	18,828,210	12,364,324
Lighting	762,732	1,235,735
Other	11,765	43,045
Total net revenues	$19,602,707	$13,643,104

Theatre Segment

Sales of theatre products and services increased to $18.8 million in 2009 from $12.4 million in 2008.

Digital Product Sales

Sales of digital products rose to $10.0 million during the quarter from $2.6 million in 2008 as the theatre industry’s transition to digital projection continued to accelerate during 2009. We believe that much of this demand is resulting from our customers wanting to show movies in 3D digital format as they believe that 3D movies result in higher ticket sales. The Hollywood studios have also increased the number of movies that can be shown in 3D. The full-scale rollout of digital cinema, however, has been slowed by the global credit environment as the purchase of digital equipment requires a significant amount of capital.

Film Product Sales

Sales of film projection equipment decreased to $1.4 million in 2009 from $4.5 million a year-ago due to the transition to digital coupled with significantly lower new theatre construction due to the current economic and credit market conditions.

Sales of replacement parts rose slightly to $1.8 million from $1.7 million a year-ago. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is being replaced during the full digital cinema roll-out. We believe the higher sales during the quarter resulted from increased usage of film projectors due to higher box office receipts during the quarter.

Sales of xenon lamps declined slightly to $1.4 million compared to $1.5 million a year-ago while sales of film lenses decreased to less than $0.1 million from approximately $0.1 million in 2008.

Screen Product Sales

We generated sales of projector screens and related equipment of $3.1 million in 2009 compared to $1.1 million a year-ago due to higher demand for the special “silver” screens required for certain 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by Real D that require a special “silver” screen that we manufacture and which, as discussed earlier, are driving the growth of our screen product sales.

Service Revenues

Service revenues rose to $1.1 million in 2009 compared to $0.8 million a year-ago. Revenues generated from servicing film equipment amounted to $0.7 million in 2009 compared to $0.6 million in 2008 while revenues generated from servicing digital equipment were $0.4 million in 2009 compared to $0.2 million.

Lighting Segment

Sales of lighting products fell to $0.8 million during 2009 from $1.2 million in 2008 due to lower demand for follow spotlights where sales fell to $0.3 million from $0.7 million a year-ago. Spotlight sales were impacted by the effects of the troubled credit markets as these sales are in many instances dependent on the construction of stadiums and auditoriums around the world. It is unclear if other projects will be delayed or canceled during 2009 and beyond. Sales of replacement parts were flat at $0.2 million for both the 2009 and 2008 periods, respectively.  Sales of all other lighting products, including but not limited to, xenon lamps, skytrackers and britelights amounted to $0.3 million in 2009 compared to $0.4 million in 2008.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $9.1 million in 2009 from $4.9 million a year-ago due to increased sales into South America, Mexico and China. Sales into Mexico and South America combined rose to $3.2 million from $1.6 million a year-ago due primarily to increased demand to show movies in 3D format. Sales into China rose to $4.3 million from $1.2 million a year-ago again reflecting an increase in demand for digital equipment for 3D application.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $4.3 million in 2009 from $2.1 million a year-ago and as a percent of total revenue increased to 21.7% from 15.0% in 2008. Gross profit in the theatre segment increased to $3.9 million in 2009 from $1.7 million in 2008 and as a percentage of theatre sales increased to 21.0% from 14.0% a year-ago. Our theatre margins were impacted primarily by profits from our screen manufacturing subsidiary, Strong / MDI Screen Systems, Inc., coupled with higher gross profit recognized within our theatre service subsidiary.

The gross profit in the lighting segment amounted to $0.3 million or 38.9% as a percentage of lighting revenues in 2009 compared to $0.3 million or 24.5% as a percentage of lighting revenues in 2008. The margin increase resulted primarily from profits from a long-term construction project currently in process which is being recognized based on the percentage of completion.

Selling Expenses

Selling expenses rose to $0.8 million in 2009 compared to $0.7 million in 2008, but as a percent of total revenue declined to 3.9% from 5.4% a year-ago as higher revenues are covering fixed costs.

Administrative Expenses

Administrative costs rose to $1.9 million in 2009 from $1.6 million in 2008 but as a percent of total revenue decreased to 9.6% in 2009 from 12.0% in 2008 as the higher revenues during the quarter covered stable fixed costs. The increase in costs primarily result from higher insurance costs due to increased business volume, higher stock compensation expenses coupled with costs from our office in Beijing, China which was not open a year-ago.

Other Financial Items

Our results for 2009 reflect a loss of approximately $234,000 pertaining to our 44.4% share of the equity in the loss from our joint venture with Real D, Digital Link II, LLC. This loss compares to approximately $185,000 a year-ago and was higher due to more depreciation and interest costs resulting from additional deployments compared to the second quarter of 2008.

Net interest income declined to $0.02 million from approximately $0.1 million a year-ago as our investment balances declined due to the redemption of all of our outstanding auction-rate securities coupled with significantly lower interest rates due to the current economic environment.

We recorded income tax expense of approximately $0.4 million in 2009 compared to approximately $5,600 in 2008. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment losses) was approximately 29.5% for 2009. This compares to 4.9% a year-ago.

The effective rate change from year to year resulted from differing foreign and U.S. tax rates applied to respective pre-tax income (loss) amounts by tax jurisdiction.

For the reasons outlined herein, we experienced net income of $0.9 million and basic and diluted earnings per share of $0.07 in 2009 compared to a net loss of $0.1 million and basic and diluted loss per share of $0.01 a year-ago.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

Net revenues during the six months ended June 30, 2009 increased to $36.7 million from $27.8 million in 2008.

	Six Months Ended June 30,
	2009	2008
Theatre
Products	$33,453,267	$23,823,408
Services	1,883,629	1,520,614
Total theatre revenues	35,336,896	25,344,022
Lighting	1,385,402	2,310,952
Other	23,862	185,302
Total net revenues	$36,746,160	$27,840,276

Theatre Segment

Sales of theatre products and services increased to $35.3 million in 2009 from $25.3 million in 2008.

Digital Product Sales

Sales of digital products rose to $15.9 million from $7.1 million in 2008 as the theatre industry transition to digital projection accelerated during 2009. We believe that much of this increased demand is a result of our customers wanting to show movies in 3D digital format as they believe that 3D movies result in higher ticket sales. The Hollywood studios have also increased the number of movies that can be shown in 3D. The full-scale rollout of digital cinema, however, has been slowed by the global credit environment as the purchase of digital equipment requires a significant amount of capital.

Film Product Sales

Sales of film projection equipment decreased to $4.6 million in 2009 from $8.0 million a year-ago due to a combination of the digital rollout coupled with significantly lower new theatre construction due to the current economic and credit market conditions.

Sales of replacement parts rose to $3.7 million from $3.3 million a year-ago. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is being replaced during the digital cinema roll-out. We believe the higher sales during the first half of the year resulted from increased usage of film projectors due to higher box office receipts.

Sales of xenon lamps declined slightly to $2.9 million compared to $3.0 million a year-ago. Sales of film lenses decreased to $0.1 million from $0.2 million in 2008.

Screen Product Sales

We generated sales of projector screens and related equipment of $6.3 million in 2009 compared to $2.2 million a year-ago due to higher demand for the special “silver” screens needed for certain 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by Real D that require a special “silver” screens that we manufacture and which, as discussed earlier, are driving the growth of our screen product sales.

Service Revenues

Service revenues rose to $1.9 million in 2009 compared to $1.5 million a year-ago. Revenues generated from servicing film equipment amounted to $1.3 million in 2009 compared to $1.1 million in 2008 while revenues generated from servicing digital equipment were $0.6 million in 2009 compared to $0.4 million a year-ago.

Lighting Segment

Sales of lighting products fell to $1.4 million from  $2.3 million a year-ago due to in large part to lower demand for follow spotlights where sales fell to $0.7 million from $1.4 million a year-ago. Spotlight sales were impacted by the effects of the troubled credit markets as these sales are in many instances dependent on the construction of stadiums and auditoriums around the world. It is unclear if other projects will be delayed or canceled during 2009 and beyond. Sales of replacement parts declined to $0.3 million during 2009 from $0.4 million in 2008. Sales of all other lighting products, including but not limited to, xenon lamps, skytrackers and britelights amounted to $0.4 million in 2009 compared to $0.5 million in 2008. The decrease primarily resulted from lower sales of Sky-Tracker products which have been severely impacted by economic conditions.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $16.3 million in 2009 from $9.0 million a year-ago due to increased sales into South America, Mexico and China. Sales into South America and Mexico combined rose to $7.1 million from $2.8 million a year-ago due primarily to increased demand for digital products due to increased demand to show movies in 3D format. Sales into China rose to $5.4 million from $2.4 million a year-ago again reflecting an increase in demand for digital equipment for 3D application.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $7.6 million in 2009 from $4.4 million a year-ago and as a percent of total revenue increased to 20.8% from 15.7% in 2008. Gross profit in the theatre segment increased to $7.2 million in 2009 from $3.7 million in 2008 and as a percentage of theatre sales increased to 20.3% from 14.5 % a year-ago. Our theatre margins were impacted primarily by profits from our screen manufacturing subsidiary, Strong / MDI Screen Systems, Inc., coupled with higher gross profit recognized within our theatre service subsidiary.

The gross profit in the lighting segment amounted to $0.5 million or 32.5% as a percentage of lighting revenues in 2009 compared to $0.6 million or 26.1% as a percentage of lighting revenues in 2008. The margin increase resulted from profits from a long-term construction project currently in process which is being recognized based on the percentage of completion.

Selling Expenses

Selling expenses fell to $1.4 million in 2009 from $1.5 million a year-ago, and as a percent of total revenue declined to 3.9% from 5.5% a year-ago as we  incurred fewer personnel costs during 2009.

Administrative Expenses

Administrative costs rose to $4.0 million from $3.7 million a year-ago but as a percent of total revenue decreased to 10.8% in 2009 from 13.1% in 2008 as the higher revenues during the year covered certain fixed expenses. The increase in expenses primarily resulted from a $0.2 million severance charge during the first quarter. We also experienced more insurance costs due to higher business volume coupled with costs pertaining to our office in Beijing, China which was not open a year-ago.

Other Financial Items

Our results for 2009 reflect a loss of $0.4 million pertaining to our 44.4% share of the equity in the loss from our joint venture with Real D, Digital Link II, LLC. This loss compares to $0.3 million a year-ago and was higher due to more depreciation and interest costs resulting from additional deployments.

Net interest income declined to less than $0.1 million from approximately $0.3 million a year-ago as our investment balances declined due to the redemption of all of our outstanding auction-rate securities coupled with significantly lower interest rates due to the current economic environment.

We recorded income tax expense of approximately $0.5 million in 2009 compared to an income tax benefit of $0.2 million in 2008. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment losses) was approximately 25.8% for 2009 compared to 34.0% a year-ago. The effective tax rate change from year to year resulted from differing foreign and U.S. tax rates applied to respective pre-tax income (loss) amounts by tax jurisdiction.

For the reasons outlined herein, we generated net income of $1.5 million compared to a net loss of $0.4 million a year-ago.  We generated basic earnings per share of $0.11 during 2009 compared to a loss of $0.03 in 2008. Diluted earnings per share amounted to $0.10  in 2009 compared to a diluted loss per share of $0.03 in 2008.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $21.2 million compared to $11.4 million at December 31, 2008. The increase was primarily due to the liquidation of all of our investments in auction-rate securities at par during the quarter which previously had been recorded as a long-term investment.  During 2008, the market for the Company’s investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. These conditions continued to persist in 2009, however, during the quarter we were able to liquidate the remaining $9.4 million of the securities though a financial institution. We had previously been able to liquidate $0.6 million of these securities from other means since the beginning of the fiscal year.

We are a party to a revolving credit facility (the “Original Credit Facility”) with First National Bank of Omaha expiring August 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at June 30, 2009. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.5% at June 30, 2009) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictions primarily related to restrictions on acquisitions and dividends. All of our personal property and certain stock in our subsidiaries secure the credit facility. No amounts are currently outstanding . The Company intends to obtain similar credit financing  prior to the expiration of its current line of credit.

During 2008, the Company amended its Original Credit Facility to allow an interim extension of credit (the “Interim Credit Facility”) in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. Effective September 26, 2008, the Company entered into a Ninth Amendment to its Original Credit Facility to extend the maturity date of its interim extension of credit (the “Interim Credit Facility”) to August 30, 2009 and to reduce the available borrowings to the lesser of $9.4 million or 80% of the par value of the auction-rate securities held in the pledged account. Now that we have liquidated all of the securities, no amounts currently remain available under this facility and the Company therefore does not intend to renew the credit facility after its expiration.

Net cash generated from operating activities amounted to $0.1 million in 2009 compared to net cash used by operating activities of $0.4 million in 2008. The improved cash flow in 2009 was the result of higher earnings offset by higher working capital needs. Accounts receivable turnover in the first half of 2009 was lower due to the timing of sales occurring during the second quarter which resulted in balances increasing $3.1 million during 2009. In addition, the Company recorded $3.6 million of unbilled revenue during the quarter. Inventory levels fell $0.3 million during 2009 while accounts payable balances increased $3.4 million which offset some of the impact of higher accounts receivable levels.

Net cash provided by investing activities amounted to $9.6 million in 2009 compared to $0.9 million in 2008. During 2009 we purchased $0.5 million of capital equipment and liquidated at par, approximately $10.0 million of our auction-rate securities. $9.4 million of the proceeds resulted from the sale of such securities to a financial institution whom we have a banking relationship, while the remaining amounts were redeemed through other means.   Investing activities during 2008 consisted of capital expenditures of $0.5 million. In addition we received $0.3 million of proceeds from the sale of our coater and marinade product line and liquidated, at par, $1.2 million of our auction-rate securities during 2008.

Net cash provided by financing activities amounted to $0.2 million in 2008 resulting from transactions in our stock plans. We did not experience any financing activities during the six months ended June 30, 2009.

Transactions with Related and Certain Other Parties

The Company sold digital theatre projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC (“DL II”) of approximately $1.8 million during the six months ended June 30, 2009. DL II in turn provides the digital theatre projection equipment to third party customers under lease agreements. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales during the six months ended June 30, 2008.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 55% of 2009 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 63% of net consolidated receivables at June 30, 2009. Sales to Vari International and Regal Cinemas represented approximately 15% and 11%,  respectively, of consolidated sales. Additionally, receivables from China Film Group and Vari International represented approximately 27% and 15%, respectively, of net consolidated receivables at June 30, 2009. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Through master reseller agreements with NEC, the Company distributes Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements that are not perpetual and could be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If the Company is unable to maintain its relationship with

NEC or NEC is unable to supply products in a timely manner, the results would have a material adverse impact on its business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in the Company’s manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Hedging and Trading Activities

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. For the period ended June 30, 2009, the Company had recorded an immaterial amount of unrealized loss associated with these open contracts in its consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
		Remaining
	Total	In 2009	2010	2011	2012	2013	Thereafter
Contractual Obligations
Non-competition agreement	75,000	25,000	—	50,000	—	—	—
Postretirement benefits	200,459	15,647	17,551	18,605	19,575	20,551	108,530
Operating leases	866,552	136,842	273,685	264,987	191,038	—	—
Contractual cash obligations	$1,142,011	177,489	291,236	333,592	210,613	20,551	108,530

We have a contractual obligation to pay up to $150,000 to High End Systems, Inc. (“High End”) of which $100,000 is expected to be paid in the next twelve months and has been reclassified to short-term liabilities. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of the business from High End. In addition, we have accrued approximately $0.1 million for the uncertain income tax positions. The accrual is primarily related to state tax matters.

During 2009, the Company provided guarantees to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $1.3 million and bear interest at a rate of 7.2% per annum. The Company’s portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounted to approximately $0.6 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the note outstanding, which amounted to approximately $0.7 million at the time the note was entered into.  During 2008, the Company provided guarantees to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. The Company’s portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the notes outstanding, which amounted to approximately $1.8 million at the time the note was entered into. As of June 30, 2009, the Company’s guarantee on the remaining balance of the notes outstanding was approximately $1.6 million. The Company has recorded a liability for the fair value of the obligations undertaken by issuing the guarantees which amounted to approximately $0.07 million as of June 30, 2009. The guarantees will expire by the end of 2011. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

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

Legal

Ballantyne is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne Strong, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al , filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While the Company believes that it has strong defenses and intends to defend the suit vigorously, the ultimate resolution of the matter could result in a loss in excess of the amount accrued. It is possible that an adverse resolution of this case could have a material adverse effect on the Company’s financial position. The case is scheduled for trial to commence on August 24, 2009.

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

Our accounting policies and estimates that are most critical to the presentation of the Company’s results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the Company’s year ended December 31, 2008. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2009.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)”.SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement requires reporting entities to evaluate former QSPE’s for consolidation, changes to approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009.  The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).” The Codification under SFAS No. 168 will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” This issue revises the current accounting treatment under EITF 00-21to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This issue is applicable to revenue arrangements entered into or materially during Company’s first fiscal year that begins after June 15, 2010.  The Company does not believe the adoption will have a material impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks affecting us are exposure to interest rates and  foreign currency exchange rates. We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. As a majority of our sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets.

Interest Rates—We have variable interest rate credit facilities. However, we have no outstanding balances as of June 30, 2009. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by a maximum of $0.04 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 20, 2009. There were issued and outstanding and entitled to vote at the Annual Meeting 14,093,019 shares of common stock. There were present in person or by proxy, holders of record of shares of common stock representing 11,645,884 shares. The following matters were voted upon:

Proposal No. 1- Election of Directors:

The election of seven nominees for the Board of Directors who will serve for a one-year term was voted on by the stockholders. Based on the voting results, the following directors were elected. The Inspector of Elections certified the following vote tabulations:

	For	Withheld

Alvin Abramson	11,385,484	260,400
Christopher E. Beach	7,802,775	3,843,109
John Wilmers	11,500,744	145,140
Marc E. LeBaron	11,388,310	257,574
Mark D. Hasebroock	11,378,710	267,174
Steven J. Schuster	11,473,452	172,432
William F. Welsh II	10,381,992	1,263,892

Proposal No. 2- To adopt an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Ballantyne of Omaha, Inc. to Ballantyne Strong, Inc.

The Inspector of Elections certified the following vote tabulations:

For	Against	Abstain	Broker Non-Vote
11,428,712	200,182	16,998	5,629,869

The proposal passed with more than a majority of the issued and outstanding shares being voted “For” the proposal.

Proposal No. 3- To adopt an amendment to the 2008 Non-Employee Directors’ Restricted Stock Plan increasing the number of shares available under the Plan from 120,000 to 250,000 shares.

The Inspector of Elections certified the following vote tabulations:

For	Against	Abstain	Broker Non-Vote
7,881,355	573,516	8,279	5,629,869

The proposal passed with more than a majority of the issued and outstanding shares being voted “For” the proposal.

Item 6.  Exhibits

See the Exhibit Index on page 35.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President,		Kevin Herrmann, Secretary/Treasurer and
	Chief Executive Officer, and Director		Chief Financial Officer
Date:	August 7, 2009	Date:	August 7, 2009

EXHIBIT INDEX

3.1.4	Fourth Amendment to the Certificate of Incorporation. •

10.18	Consulting Agreement entered into between the Company and Christopher E. Beach. •

10.19	Agreement entered into by Company for sale of remaining outstanding auction-rate securities. •

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith.