Form 10-Q
period 2009-09-30
BALLANTYNE STRONG, INC.
filed 2009-11-09
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 6, 2009
Common Stock, $.01, par value	14,143,694 shares

Item 1.  Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,262,898	$11,424,984
Restricted cash	729,827	701,498
Accounts receivable (less allowance for doubtful accounts of $211,893 in 2009 and $195,141 in 2008)	8,973,295	7,038,258
Unbilled revenue	335,369	—
Inventories, net	12,390,424	9,476,687
Recoverable income taxes	1,108,689	1,111,118
Deferred income taxes	2,138,834	2,134,699
Consignment inventory	469,950	527,027
Other current assets	588,621	356,855

Total current assets	49,997,907	32,771,126
Investment in joint venture	2,480,443	3,138,568
Investment in securities	—	8,883,420
Property, plant and equipment, net	3,723,553	3,453,363
Intangible assets, net	1,193,471	1,374,438
Other assets	17,257	17,257
Deferred income taxes	1,814,294	1,474,766

Total assets	$59,226,925	$51,112,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,688,025	$6,470,903
Warranty reserves	418,662	491,556
Accrued group health insurance claims	219,436	219,215
Accrued bonuses	387,252	185,064
Other accrued expenses	2,320,964	1,943,969
Customer deposits	2,987,591	1,216,590
Income tax payable	792,365	433,533

Total current liabilities	15,814,295	10,960,830
Deferred income taxes	278,323	311,413
Other accrued expenses, net of current portion	833,946	1,006,056

Total liabilities	16,926,564	12,278,299
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,268,125 shares in 2009 and 16,168,510 shares in 2008	162,681	161,685
Additional paid-in capital	35,263,669	35,085,228
Accumulated other comprehensive income (loss):
Foreign currency translation	(365,328)	(890,851)
Unrealized loss on investments in securities, net of tax	—	(742,027)
Minimum pension liability	93,658	93,658
Retained earnings	22,528,361	20,509,626
	57,683,041	54,217,319
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)

Total stockholders’ equity	42,300,361	38,834,639

Total liabilities and stockholders’ equity	$59,226,925	$51,112,938

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$16,552,036	$12,309,109	$53,298,196	$40,149,385
Cost of revenues	12,996,753	10,162,989	42,111,250	33,643,529
Gross profit	3,555,283	2,146,120	11,186,946	6,505,856
Selling and administrative expenses:
Selling	518,790	835,294	1,954,980	2,365,814
Administrative	1,921,228	1,989,584	5,873,540	5,649,852
Total selling and administrative expenses	2,440,018	2,824,878	7,828,520	8,015,666
Gain (loss) on sale of assets	229	24,783	(1,714)	281,668
Income (loss) from operations	1,115,494	(653,975)	3,356,712	(1,228,142)
Interest income	10,369	127,855	80,903	403,391
Interest expense	(8,116)	(8,805)	(25,557)	(26,503)
Equity in loss of joint venture	(219,420)	(164,329)	(637,557)	(462,229)
Other income (expense), net	(142,734)	74,474	(29,830)	121,148
Income (loss) before income taxes	755,593	(624,780)	2,744,671	(1,192,335)
Income tax benefit (expense)	(212,497)	284,132	(725,935)	477,170
Net income (loss)	$543,096	$(340,648)	$2,018,736	$(715,165)
Basic earnings (loss) per share	$0.04	$(0.02)	$0.14	$(0.05)
Diluted earnings (loss) per share	$0.04	$(0.02)	$0.14	$(0.05)
Weighted average shares outstanding:
Basic	14,005,912	13,933,152	13,996,533	13,984,300
Diluted	14,163,609	13,933,152	14,138,813	13,984,300

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,018,736	$(715,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	30,518	19,887
Provision for obsolete inventory	284,224	549,847
Depreciation of consignment inventory	397,636	857,160
Depreciation of property, plant, and equipment	638,062	694,933
Amortization of intangibles	293,313	327,151
Equity in loss of joint venture	637,557	462,229
(Gain) loss on sale of assets	1,714	(281,668)
Deferred income taxes	(839,515)	(894,225)
Share-based compensation expense	161,728	171,396
Excess tax benefits from stock options exercised	—	(92,362)
Changes in assets and liabilities:
Accounts receivable	(1,943,149)	968,348
Unbilled revenue	(335,369)	—
Inventories	(3,114,564)	(2,389,310)
Consignment inventory	(340,559)	1,478,423
Other current assets	(226,121)	(270,734)
Accounts payable	2,311,154	(321,506)
Warranty reserves	(96,355)	95,048
Accrued group health insurance claims	221	53,120
Accrued bonus	196,194	135,367
Other accrued expenses	155,091	320,184
Customer deposits	1,764,435	119,440
Current income taxes	276,660	(5,502)
Other assets	—	(8,328)
Net cash provided by operating activities	2,271,611	1,273,733
Cash flows from investing activities:
Increase in acquisition costs	—	(46,969)
Investment in joint venture	20,568	(62,711)
Proceeds from sale of assets	—	271,360
Increase in restricted investments	24,106	(3,493)
Capital expenditures	(807,715)	(632,772)
Proceeds from sales and redemptions of investment securities	10,025,000	1,250,000
Net cash provided by investing activities	9,261,959	775,415
Cash flows from financing activities:
Proceeds from exercise of stock options	—	90,113
Excess tax benefits from stock options exercised	—	92,362
Net cash provided by financing activities	—	182,475

Effect of exchange rate changes on cash and cash equivalents	304,344	(11,252)
Net increase in cash and cash equivalents	11,837,914	2,220,371
Cash and cash equivalents at beginning of year	11,424,984	4,220,355
Cash and cash equivalents at end of year	$23,262,898	$6,440,726

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K, as amended.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year-ended December 31, 2008.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Adoption of New Accounting Pronouncements

In December 2007, the FASB issued ASC Subtopic 805 10, “Business Combinations – Overall (“ASC Subtopic 805 10”)”. ASC Subtopic 805 10 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. ASC Subtopic 805 10 also establishes disclosures requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of ASC Subtopic 805 10 is effective for any business combinations occurring on or after January 1, 2009. The adoption will impact the Company’s accounting for future acquisitions and related transaction costs.

In September 2008, the FASB issued ASC paragraph 815 10 65 65-2, “Disclosures about Credit Derivatives and Certain Guarantees” which amends ASC Topic 815 and ASC 460. ASC Paragraph 815 10 65 65-2 requires sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, to disclose additional information about exposure to potential loss from credit-risk-related events. The new disclosures require both sellers of credit derivatives and guarantors to disclose the current status of payment/performance risk. The disclosures are effective for the Company beginning on January 1, 2009. The adoption of ASC Paragraph 815 10 65 65-2 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC Subtopic 815 10 15, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of ASC Subtopic 815 10 05 (“ASC Subtopic 815 10 15”)”. This statement amends ASC Subtopic 815 10 05 to require enhanced disclosures about an entity’s derivative and hedging activities. The provisions of SFAS No. 161 are effective for the Company beginning on January 1, 2009. The adoption of ASC Subtopic 815 10 15 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles-Overall. ASC Subtopic 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). ASC 105-10 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC Paragraph 825 10 65 65-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Paragraph 825 10 65 65-1”). This FSP extends the requirements of ASC Section 825 10 50, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC Paragraph 825 10 65 65-1 also amends ASC Subtopic 270-10, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  ASC Paragraph 825 10 65 65-1 was effective for the Company beginning on January 1, 2009.

In February 2009, the FASB issued ASC Topic 320, ASC 958-320, and ASC 325-40, “Recognition and Presentation of Other-Than-Temporary Impairments.” This statement amends ASC Topic 320, Topic 958-320 and ASC 325-40 to change the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the noncredit impairment. The provisions of these statements are effective for interim and annual periods ending after June 15, 2009. The adoption of these standards did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2009, the FASB issued ASC Topic 320 “Investments—Debt and Equity Securities”.  This statement is expected to reaffirm the exit price objective of fair value measurements and to provide guidance on inactive markets and distressed transactions. The provisions of ASC Topic 320 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

In May 2009, the FASB issued ASC 855 10, “Subsequent Events – Overall”. This statement establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This disclosure alerts all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 10 is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles – Overall”. ASC 105-10 establishes the FASB Accounting Standards Codification (“the Codification”) as a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right. ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Codification became the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Codification did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former QSPE’s for consolidation, changes to approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009.  The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF 08-1, “Multiple-Deliverable Revenue Arrangements” (to be included in ASC Subtopic 605-25).  This statement amends ASC 605-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. EITF 08-1 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

3.              Earnings (Loss) Per Common Share

The Company computes and presents earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share - Overall. Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Income (loss) applicable to common stock	$543,096	$(340,648)	$2,018,736	$(715,165)
Basic weighted average common shares outstanding	14,005,912	13,933,152	13,996,533	13,894,300
Basic earnings (loss) per share	$0.04	$(0.02)	$0.14	$(0.05)
Diluted earnings (loss) per share:
Income (loss) applicable to common stock	$543,096	$(340,648)	$2,018,736	$(715,165)
Basic weighted average common shares outstanding	14,005,912	13,933,152	13,996,533	13,894,300
Dilutive effect of stock options and restricted stock awards	157,697	—	142,280	—
Dilutive weighted average common shares outstanding	14,163,609	13,933,152	14,138,813	13,984,300
Diluted earnings (loss) per share	$0.04	$(0.02)	$0.14	$(0.05)

For the three and nine months ended September 30, 2009, options to purchase 118,125 shares of common stock at a weighted average price of $4.55 per share were outstanding, but were not included in the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common shares. For the three and nine months ended September 30, 2008, options outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders.  Options outstanding as of September 30, 2009 expire between May 2010 and May 2012.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

4.              Comprehensive Income (Loss)

The accumulated other comprehensive income (loss), net, shown in the Company’s consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings (loss) and its comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Comprehensive income (loss):
Net income (loss)	$543,096	$(340,648)	$2,018,736	$(715,165)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in securities	—	116,240	—	(830,105)
Foreign currency translation adjustment	354,253	(189,855)	525,523	(318,545)
Total comprehensive income (loss)	$897,349	$(414,263)	$2,544,259	$(1,863,815)

Included in unrealized gain (loss) on investment in securities for the nine months ended September 30, 2009 are realized holding losses of approximately $1,142,000 less a reclassification adjustment for gains recorded on the settlement of the securities included in net income of approximately $1,142,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty accrual at beginning of period	$445,823	$347,571	$491,556	$381,710
Charged to expense	60,132	196,990	252,265	298,542
Amounts written off, net of recoveries	(87,293)	(74,976)	(325,159)	(210,667)
Warranty accrual at end of period	$418,662	$469,585	$418,662	$469,585

6.              Investment in Digital Link II Joint Venture

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors. As of September 30, 2009, total current and non-current assets of the joint venture amounted to approximately $1.0 million and $13.7 million, respectively. Total liabilities and equity at September 30, 2009 amounted to $8.9 million and $5.8 million, respectively. As of December 31, 2008, total current and non-current assets of the joint venture amounted to approximately $0.9 million and $12.1 million, respectively. Total liabilities and equity at December 31, 2008 amounted to $5.7 million and $7.3 million, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

The joint venture operates on a March 31st fiscal year end. If the joint venture reported on a December 31st fiscal year end, the joint venture would have reported a net loss for the nine months ended September 30, 2009 and 2008 of approximately $1.5 million and $0.9 million, respectively. The net losses primarily resulted from interest expense incurred on outstanding notes and depreciation expense related to projection equipment on consignment to third party customers.

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of Digital Link II’s net income or loss based on the most recently available financial statements.  The Company’s portion of losses of the LLC amounted to approximately $0.6 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

7.              Guarantees

During 2009, the Company provided guarantees to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $1.5 million and bear interest at rates ranging from 7.0% and 7.2% per annum. The Company’s portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounted to approximately $0.7 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the notes outstanding, which amounted to approximately $0.8 million at the time the notes were entered into.

During 2008, the Company provided guarantees to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. The Company’s portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the notes outstanding, which amounted to approximately $1.8 million at the time the notes were entered into.

As of September 30, 2009, the Company’s guarantee on the remaining balance of the notes outstanding was approximately $1.3 million. The Company has recorded a liability for the fair value of the obligations undertaken by issuing the guarantees which amounted to approximately $0.06 million as of September 30, 2009. The guarantees will expire by the end of 2012. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

8.              Investments

The Company had certain investments in auction-rate securities (“ARS”) which were classified as available-for-sale securities and accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In June 2009, the Company entered into a settlement agreement with a financial institution with whom the Company had a banking relationship to sell, at the Company’s option, all or a portion of its outstanding ARS at par, plus accrued interest. The settlement agreement provided for a provision on confidentiality and a release of the financial institution from claims related to the Company’s purchase, ownership and sale of the securities. Subsequently, in June 2009, the Company sold its remaining outstanding ARS under the terms of the settlement agreement which amounted to $9,375,000 plus interest accrued. During 2009, the Company also liquidated, at par, outstanding ARS which amounted to $650,000 of which $50,000 were sold through the normal auction process and $600,000 were redeemed by the fund itself.

The Company previously recorded a temporary impairment as an unrealized loss on the outstanding ARS in other comprehensive income prior to settlement of the ARS. As a result of entering into the settlement agreement, the Company recorded the temporary impairment as a realized loss of approximately $1.1 million within other income (expense). The Company also recorded an offsetting gain on the settlement in the amount of $1.1 million which was recorded in other income (expense) during the nine months ended September 30, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

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

A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2009 to September 30, 2009 follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Auction-Rate Securities	Total
Beginning balance	$8,883,420	$8,883,420
Total gains or losses (realized/ unrealized)
Included in other comprehensive income (loss)	1,141,580	1,141,580
Sales and settlements	(10,025,000)	(10,025,000)
Transfers in and/or out of Level 3	—	—
Ending balance	$—	$—
The amount of total gains or losses for the period included in earnings (loss) (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009.	$—	$—

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

10.       Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials and components	$4,296,698	$4,938,126
Work in process	649,814	465,998
Finished goods	7,443,912	4,072,563
	$12,390,424	$9,476,687

The inventory balances are net of reserves of approximately $2,969,000 and $2,792,000 as of September 30, 2009 and December 31, 2008, respectively.

11.       Consignment Inventory

Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Additionally, during 2007, the Company entered into operating lease agreements with third party customers for the use of certain projection equipment of which a majority of the projection equipment was sold during the first quarter of 2008. The Company recognized revenue in accordance with ASC 605-10, Revenue Recognition - General, upon delivery of title to customer. No other income was generated under these operating lease agreements. The Company considered the guidance contained within ASC Subtopic 605-10 to determine the proper accounting treatment for the agreements referenced above.

Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment, net of amortization, amounted to approximately $0.5 million at both September 30, 2009 and December 31, 2008, respectively.

12.       Property, Plant and Equipment

Property, plant and equipment include the following:

	September 30, 2009	December 31, 2008
Land	$313,500	$313,500
Buildings and improvements	4,102,270	3,992,556
Machinery and equipment	5,740,731	5,102,713
Office furniture and fixtures	2,231,066	2,015,296
	12,387,567	11,424,065
Less accumulated depreciation	(8,664,014)	(7,970,702)
Net property, plant and equipment	$3,723,553	$3,453,363

Depreciation expense amounted to approximately $203,000 and $638,000 for the three and nine months ended September 30, 2009, respectively as compared to approximately $243,000 and $695,000 for the three and nine months ended September 30, 2008, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

13.       Accrued Expenses

The major components of other accrued expenses are as follows:

	September 30,	December 31,
	2009	2008
Employee related	$1,051,338	$817,171
Interest and taxes	596,858	524,883
Acquisition and related accruals	613,332	711,037
Post-retirement benefit obligation	381,860	374,365
Legal and professional fees	272,128	166,346
Other	239,394	356,223
Total	$3,154,910	$2,950,025

14.       Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary. As of September 30, 2009, a valuation allowance has not been recorded. However, if the Company experiences difficulties in achieving its forecasts of taxable income, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations. The Company has recorded a receivable for the amount of an income tax refund due to the Company as a result of the carry back of certain net operating losses to previous year’s taxable income.

The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment losses) was approximately 28.1% and 26.4% for the three and nine months ended September 30, 2009 as compared to 45.5% and 40.0% for the three and nine months ended September 30, 2008. The effective rate change from year to year is a result of differing foreign and U.S. tax rates applied to respective pre-tax income (loss) amounts by tax jurisdiction.

The Company adopted the provisions of ASC Topic 740-10, Income Taxes - Overall, effective January 1, 2007. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxation authorities. The Company has examinations not yet initiated for federal purposes for fiscal years 2006 through 2008. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process.  As of September 30, 2009 and December 31, 2008, total unrecognized tax benefits amounted to approximately $0.1 million.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the three and nine months ended September 30, 2009. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of September 30, 2009 and December 31, 2008, respectively. The accruals largely related to state tax matters. Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $4.0 million and $1.5 million at September 30, 2009 and December 31, 2008, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

15.       Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for:
Interest	$3,424	$5,471
Income taxes	$1,218,556	$652,175

16.       Stock Compensation

The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation - Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $55,114 and $161,728 for the three and nine months ended September 30, 2009, respectively as compared to $96,374 and $171,396 for the three and nine months ended September 30, 2008, respectively.

Stock Options

The Company currently maintains a 2005 Outside Directors Stock Option Plan (“2005 Outside Directors Plan”) which was approved by the Company’s stockholders. During fiscal 2008, the Board of Directors made the decision to discontinue granting further stock options under this plan. The Company also maintained a 1995 Employee Stock Option Plan which expired in 2005, however, stock options remain outstanding under this expired plan.

A 2001 Non-Employee Directors Stock Option Plan (“2001 Directors Plan”) was discontinued in March 2009 by the Board of Directors.

All past and future grants under the Company’s stock option plans were granted at exercise prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expired between 5 and 10 years after the grant date. No stock options were granted during the nine months ended September 30, 2009 and 2008, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Earnings (loss) before income taxes included $0 and $18,280 of share-based compensation expense related to stock options, with associated tax benefits of $0 and $6,398 for the three and nine months ended September 30, 2008. All stock options outstanding were fully vested as of January 1, 2009. Therefore, no share-based compensation expense was recorded during the three and nine months ended September 30, 2009.

The following table summarizes the Company’s activities with respect to its stock options for nine months ended September 30, 2009 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	278,125	$2.29	2.69	$113,250
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2009	278,125	$2.29	1.94	$451,650
Exercisable at September 30, 2009	278,125	$2.29	1.94	$451,650

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2009.

No options were granted or exercised during the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

	Options Outstanding at September 30, 2009			Options Exercisable at September 30, 2009
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	2.58	$0.62	160,000	2.58	$0.62
4.25 to 4.75	118,125	1.07	4.55	118,125	1.07	4.55
$0.62 to 4.75	278,125	1.94	$2.29	278,125	1.94	$2.29

As of September 30, 2009, all stock option awards were fully vested. Therefore, no unrecognized compensation cost related to non-vested stock option awards remained at September 30, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Restricted Stock Plans

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan was 250,000 shares. The plan expires in September 2010. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vested on January 1, 2009 with the remaining shares vesting on January 1, 2010 as the Company achieved certain earning thresholds, as defined within the restricted stock agreements. Additionally, during February of 2009, 64,491 shares of restricted stock were granted under this plan as partial payment under the Company’s Short-Term Incentive Plan. At September 30, 2009, 131,509 shares remain available for issuance under the Plan.

During 2008, the Company adopted and the stockholders approved the Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors’ Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 by a vote of the stockholders at the 2009 Annual Meeting. During May 2009, the Company granted 27,000 restricted shares under the Non-Employee Plan to the Board of Directors for future services rendered. These shares vest the day after the Company’s 2010 Annual Meeting. Additionally, in April 2009, 18,889 restricted shares were issued in conjunction with an agreement entered into with Christopher Beach, a member of the Company’s Board of Directors, to provide consulting services. Subsequently, in September 2009, the consulting agreement was mutually terminated as the objectives of the agreement were achieved. As a result, 8,124 shares vested on the date of the termination agreement and the remaining 10,765 shares were cancelled and made available for future issuance in accordance with the Non-Employee Plan.  During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan to the Board of Directors for services rendered. These shares vested on May 21, 2009 at the 2009 Annual Meeting. At September 30, 2009, 199,876 shares remain available for issuance under the Plan.

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

As of September 30, 2009, the total unrecognized compensation cost related to non-vested restricted stock awarded during 2008 and 2009 was approximately $99,485 and is expected to be recognized over a weighted average period of 11 months.

The following table summarizes restricted stock activity for the nine months ended September 30, 2009:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at January 1, 2009	69,000	$4.48
Granted	110,380
Shares vested	(52,124)
Shares cancelled	(10,765)
Nonvested at September 30, 2009	116,491	$2.38

As of September 30, 2009, total restricted stock awards outstanding amounted to 116,491 shares.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of the Company’s common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of the Company’s common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At September 30, 2009, 104,104 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

At September 30, 2009, the total unrecognized estimated compensation cost was $1,595 which is expected to be recognized over a period of 1 month.

17.   Forward Exchange Contracts

The Company's primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At September 30, 2009, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $1.9 million. The fair value of these open contracts approximated the notional amount at September 30, 2009. The Company had recorded a minimal gain associated with these open contracts in its consolidated statement of operations. No foreign exchange contracts were entered into during the nine months ended September 30, 2008.

18.       Related Party Transactions

The Company sold digital theatre projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC (“DL II”) of approximately $2.3 million during the nine months ended September 30, 2009. DL II in turn provides the digital theatre projection equipment to third party customers under lease agreements. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment by DL II to third parties. There were no sales made by DL II to third parties during the nine months ended September 30, 2009.

On April 1, 2009, the Company entered into a consulting agreement with Christopher Beach, a Director, to assist senior management on matters such as strategic planning, mergers and acquisitions and succession planning. The agreement provided services on a part-time basis for one year as an independent contractor in exchange for a consulting fee of $85,000, paid in equal amounts of cash and restricted stock, plus out-of-pocket expenses. On September 4, 2009, the consulting agreement was mutually terminated as the objectives of the agreement were achieved. Total compensation received by Mr. Beach under the agreement in the form of cash and restricted stock was $18,144 and $18,279, respectively (See Note 16 for further detail on the restricted stock awarded).

19.       Bonus Plans

During 2007, the Board of Directors approved the Short-Term Incentive Plan (the “Plan”), to replace the Company’s previous Profit Sharing Plans. The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined. Total expense recorded in conjunction with the Plan amounted to approximately $237,000 and $134,000 for the periods ended September 30, 2009 and 2008, respectively.

20.       Subsequent Events

The Company performed an evaluation of the Company’s activities and has concluded that as of November 9, 2009, the date these financial statements were issued, there are no material subsequent events requiring additional disclosure or recognition in these financial statements, as required by ASC 855 10, Subsequent Events - Overall.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

21.       Debt

The Company is party to a revolving credit facility (the "Original Credit Facility") with First National Bank of Omaha expiring November 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2009. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.5% at September 30, 2009) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictions primarily related to restrictions on acquisitions and dividends. All of the Company’s personal property and certain stock in its subsidiaries secure the credit facility. No amounts are currently outstanding. The Company intends to obtain similar credit financing prior to the expiration of its current line of credit.

During 2008, the Company amended its Original Credit Facility to allow an interim extension of credit (the "Interim Credit Facility") in the amount of $10.4 million in addition to the $4.0 million allowed under the Original Credit Facility. Effective September 26, 2008, the Company entered into a Ninth Amendment to its Original Credit Facility which extended the maturity date of its interim extension of credit (the "Interim Credit Facility") to August 30, 2009. The Interim Credit Facility was not renewed prior to its expiration.

22.       Concentrations

The Company’s top ten customers accounted for approximately 52% of consolidated net revenues for the nine months ended September 30, 2009. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 39% of net consolidated receivables at September 30, 2009. Sales to Vari International and Regal Cinemas each represented approximately 12% of consolidated sales. Receivables from Vari International and Regal Cinemas represented approximately 9% and 8% of net consolidated receivables at September 30, 2009, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

23.       Commitments and Contingencies

The Company is currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne Strong, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al , filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While the Company believes that it has strong defenses and intends to defend the suit vigorously, the ultimate resolution of the matter could result in an adverse resolution and in a loss in excess of the amount accrued. The case is now rescheduled for trial to commence on December 14, 2009.

In conjunction with the purchase of Strong / MDI Screen Systems, Inc. in October 2007, a portion of the purchase price was restricted and placed in escrow to secure certain indemnification and other obligation contingencies. As of September 30, 2009, $521,975 remains in escrow and are recorded in accrued expenses with the Condensed Consolidated Balance Sheet.

24.       Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2009, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, cinema screens, xenon lamphouses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment gross profit. However, certain key operations of a particular segment are tracked on the basis of operating profit. All intercompany sales and costs are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue
Theatre
Products	$14,638,102	$10,263,557	$48,091,369	$34,086,965
Services	886,690	833,215	2,770,319	2,353,829
Total theatre	15,524,792	11,096,772	50,861,688	36,440,794
Lighting	1,025,749	1,199,479	2,411,151	3,510,431
Other	1,495	12,858	25,357	198,160
Total revenue	$16,552,036	$12,309,109	$53,298,196	$40,149,385
Gross profit
Theatre
Products	$3,525,929	$1,630,499	$10,553,292	$6,172,034
Services	(208,077)	214,596	(65,756)	(650,195)
Total theatre	3,317,852	1,845,095	10,487,536	5,521,839
Lighting	236,795	294,265	686,640	896,437
Other	636	6,760	12,770	87,580
Total gross profit	3,555,283	2,146,120	11,186,946	6,505,856
Selling and administrative expenses:
Selling	(518,790)	(835,294)	(1,954,980)	(2,365,814)
Administrative	(1,921,228)	(1,989,584)	(5,873,540)	(5,649,852)
Gain (loss) on sale of assets	229	24,783	(1,714)	281,668
Operating income (loss)	1,115,494	(653,975)	3,356,712	(1,228,142)
Net interest income	2,253	119,050	55,346	376,888
Equity in loss of joint venture	(219,420)	(164,329)	(637,557)	(462,229)
Other income (expense), net	(142,734)	74,474	(29,830)	121,148
Income (loss) before income taxes	$755,593	$(624,780)	$2,744,671	$(1,192,335)

Expenditures on capital equipment
Theatre
Products	$321,363	$67,585	$774,429	$384,221
Services	29,031	66,373	29,031	227,470
Total theatre	350,394	133,958	803,460	611,691
Lighting	175	6,699	4,255	21,081
Total	$350,569	$140,657	$807,715	$632,772

Depreciation and amortization
Theatre
Products	$343,748	$517,430	$1,114,766	$1,628,268
Services	51,077	73,979	181,214	194,457
Total theatre	394,825	591,409	1,295,980	1,822,725
Lighting	10,980	22,234	33,031	56,519
Total	$405,805	$613,643	$1,329,011	$1,879,244

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Summary by Business Segments (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gain (loss) on sale of assets
Theatre
Products	$229	$24,783	$(1,714)	$—
Services	—	—	—	—
Total theatre	229	24,783	(1,714)	—
Lighting	—	—	—	—
Other	—	—	—	281,668
Total	$229	$24,783	(1,714)	$281,668

	September 30,	December 31,
	2009	2008
Identifiable assets
Theatre
Products	$54,574,555	$45,842,050
Services	1,325,451	1,345,836
Total theatre	55,900,006	47,187,886
Lighting	3,326,619	3,664,039
Other	300	261,013
Total	$59,226,925	$51,112,938

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue
United States	$10,012,099	$9,054,223	$30,455,666	$27,939,782
Canada	458,133	621,574	2,016,430	1,406,244
China	3,253,295	1,200,893	8,649,736	3,450,340
Asia (excluding China)	314,735	230,290	1,044,736	1,298,121
Mexico	1,202,315	96,752	6,589,646	2,188,037
South America	764,759	132,554	2,478,545	863,002
Europe	271,901	379,366	1,568,404	1,397,186
Other	274,799	593,457	495,033	1,606,673
Total	$16,552,036	$12,309,109	$53,298,196	$40,149,385

	September 30,	December 31,
	2009	2008
Identifiable assets
United States	$45,736,210	$42,508,283
Canada	7,498,039	2,893,914
China	5,992,676	5,710,741
Total	$59,226,925	$51,112,938

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 95% of revenues for the nine months ended September 30, 2009 were from theatre products and approximately 5% were lighting products.

Results of Operations:

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues

Net revenues during the three months ended September 30, 2009 increased to $16.6 million from $12.3 million in 2008.

	Three Months Ended September 30,
	2009	2008
Theatre
Products	$14,638,102	$10,263,557
Services	886,690	833,215
Total theatre revenues	15,524,792	11,096,772
Lighting	1,025,749	1,199,479
Other	1,495	12,858
Total net revenues	$16,552,036	$12,309,109

Theatre Segment

Sales of theatre products and services increased to $15.5 million in 2009 from $11.1 million in 2008.

Digital Product Sales

Sales of digital products rose to $5.2 million during the quarter from $1.6 million in 2008 as the theatre industry’s transition to digital cinema continued to accelerate during 2009. We believe that much of this demand is resulting from our customers wanting to show movies in 3D digital format as they believe that 3D movies result in higher ticket sales. The Hollywood studios have also increased the number of movies that can be shown in 3D. The full-scale rollout of digital cinema, however, has been slowed by the global credit environment as the purchase of digital equipment requires a significant amount of capital.

Film Product Sales

Sales of film projection equipment decreased to $3.7 million in 2009 from $3.8 million a year-ago due to the transition to digital cinema coupled with significantly less new theatre construction resulting from the current economic and credit market conditions.

Sales of replacement parts decreased to $1.3 million from $1.7 million a year-ago. We do expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is being replaced during the full digital cinema roll-out.

Sales of xenon lamps declined slightly to $1.5 million compared to $1.6 million a year-ago while sales of film lenses were consistent at $0.1 million for both 2009 and 2008 periods.

Screen Product Sales

We generated sales of projection screens and related equipment of $2.8 million in 2009 compared to $1.5 million a year-ago due to higher demand for the special “silver” screens required for certain 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by Real D that require a special “silver” screen that we manufacture and which, as discussed earlier, is driving the growth of our screen product sales.

Service Revenues

Service revenues rose to $0.9 million in 2009 compared to $0.8 million a year-ago. Revenues generated from servicing film equipment amounted to $0.6 million compared to $0.5 million in 2008 while revenues generated from servicing digital equipment were $0.3 million in both 2009 and 2008 periods.

Lighting Segment

Sales of lighting products fell to $1.0 million during 2009 from $1.2 million in 2008 due primarily to lower demand for replacement parts which fell to $0.1 from $0.2 million in 2008. Follow spotlight sales were flat at $0.7 million compared to a year-ago. Sales of all other lighting products, including but not limited to, xenon lamps, skytrackers and britelights amounted to $0.2 million in 2009 compared to $0.3 million in 2008. Lighting sales were impacted by the effects of the troubled credit markets as demand for these products is dependent on the construction of stadiums and auditoriums around the world.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $6.5 million in 2009 from $3.3 million a year-ago due to increased sales into South America, Mexico and China. Sales into Mexico and South America combined rose to $2.0 million from $0.2 million a year-ago due primarily to increased demand to show movies in 3D format. Sales into China rose to $3.3 million from $1.2 million a year-ago again reflecting an increase in demand for digital equipment for 3D application.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $3.6 million in 2009 from $2.1 million a year-ago and as a percent of total revenue increased to 21.5% from 17.4% in 2008. Gross profit in the theatre segment increased to $3.3 million in 2009 from $1.8 million in 2008 and as a percentage of theatre sales increased to 21.4% from 16.6% a year-ago. We continued to generate strong margins from our screen business coupled with higher gross margins recognized within our theatre service subsidiary due to cost reductions coupled with higher service revenues. We are also experiencing the benefits of costs reductions at our manufacturing plant in Omaha.

The gross profit in the lighting segment amounted to $0.2 million or 23.1% as a percentage of lighting revenues in 2009 compared to $0.3 million or 24.5% as a percentage of lighting revenues in 2008. The margin increase resulted primarily from lower manufacturing costs.

Selling Expenses

Selling expenses declined to $0.5 million in 2009 compared to $0.8 million in 2008 and as a percent of total revenue declined to 3.1% from 6.8% a year-ago. The decrease from a year-ago relates to personnel reductions and the associated reductions in travel and tradeshow costs.

Administrative Expenses

Administrative costs decreased to $1.9 million in 2009 from $2.0 million in 2008 and as a percent of total revenue decreased to 11.6% from 16.2% in 2008 as higher revenues during the quarter covered consistent fixed costs. The decrease in costs primarily resulted from lower salaries and benefits coupled with lower audit and bank fee expenses.

Other Financial Items

Our results for 2009 reflect a loss of approximately $0.2 million in both 2009 and 2008 periods pertaining to our 44.4% share of the equity in the loss from our joint venture with Real D, Digital Link II, LLC.

 Net interest income declined to negligible amounts in 2009 compared to approximately $0.1 million a year-ago due to investing our excess cash in very safe short-term investments which carry lower interest rates due to the current economic environment.

We recorded income tax expense of approximately $0.2 million in 2009 compared to an income tax benefit of approximately $0.3 million in 2008. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment losses) was approximately 28.1% for 2009. This compares to 45.5% a year-ago.

The effective rate change from year to year resulted from differing foreign and U.S. tax rates applied to respective pre-tax income (loss) amounts by tax jurisdiction.

For the reasons outlined herein, we experienced net income of $0.5 million compared to a net loss of $0.3 million in 2008. Basic earnings per share amounted to $0.04 in 2009 compared to a loss of $0.02 a year-ago. Diluted earnings per share was $0.04 per share in 2009 compared to a loss of $0.02 per share in 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues

Net revenues during the nine months ended September 30, 2009 increased to $53.3 million from $40.1 million in 2008.

	Nine Months Ended September 30,
	2009	2008
Theatre
Products	$48,091,369	$34,086,965
Services	2,770,319	2,353,829
Total theatre revenues	50,861,688	36,440,794
Lighting	2,411,151	3,510,431
Other	25,357	198,160
Total net revenues	$53,298,196	$40,149,385

Theatre Segment

Sales of theatre products and services increased to $50.9 million in 2009 from $36.4 million in 2008.

Digital Product Sales

Sales of digital products rose to $21.0 million from $8.7 million in 2008 as the theatre industry transition to digital projection accelerated during 2009. We believe that much of this increased demand is a result of our customers wanting to show movies in 3D digital format as they believe that 3D movies result in higher ticket sales. The Hollywood studios have also increased the number of movies that can be shown in 3D. The full-scale rollout of digital cinema, however, has been slowed by the global credit environment as the purchase of digital equipment requires a significant amount of capital.

Film Product Sales

Sales of film projection equipment decreased to $8.4 million in 2009 from $11.4 million a year-ago due to a combination of the digital rollout coupled with significantly less new theatre construction due to the current economic and credit market conditions.

Sales of replacement parts were flat at $5.0 million compared to a a year-ago. We do expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is being replaced during the digital cinema roll-out.

Sales of xenon lamps declined slightly to $4.4 million compared to $4.6 million a year-ago. Sales of film lenses decreased to $0.2 million from $0.3 million in 2008.

Screen Product Sales

We generated sales of projection screens and related equipment of $9.1 million in 2009 compared to $4.0 million a year-ago due to higher demand for the special “silver” screens needed for certain 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

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

Service Revenues

Service revenues rose to $2.8 million in 2009 compared to $2.4 million a year-ago. Revenues generated from servicing film equipment amounted to $1.9 million in 2009 compared to $1.7 million in 2008 while revenues generated from servicing digital equipment were $0.9 million in 2009 compared to $0.7 million a year-ago.

Lighting Segment

Sales of lighting products fell to $2.4 million from $3.5 million a year-ago due to in large part to lower demand for follow spotlights where sales fell to $1.4 million from $2.1 million a year-ago. Spotlight sales were impacted by the effects of the troubled credit markets as these sales are in many instances dependent on the construction of stadiums and auditoriums around the world. It is unclear if other projects will be delayed or canceled during the rest of 2009 and beyond. Sales of Skytrackers fell from $0.3 million in 2008 to $0.1 million in 2009 which management believes is also attributable to current credit markets. Sales of replacement parts also declined to $0.4 million during 2009 from $0.6 million in 2008. Sales of all other lighting products, including but not limited to, xenon lamps and britelights amounted to $0.5 million in 2009 compared to $0.5 million in 2008.

Export Revenues

Sales outside the United States (mainly theatre sales) rose to $22.8 million in 2009 from $12.2 million a year-ago due to increased sales into South America, Mexico and China. Sales into Mexico and South America combined rose to $9.1 million from $3.1 million a year-ago due primarily to increased demand to show movies in 3D format. Sales into China rose to $8.6 million from $3.5 million a year-ago again reflecting an increase in demand for digital equipment for 3D application.  Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $11.2 million in 2009 from $6.5 million a year-ago and as a percent of total revenue increased to 21.0% from 16.2% in 2008. Gross profit in the theatre segment increased to $10.5 million in 2009 from $5.5 million in 2008 and as a percentage of theatre sales increased to 20.6% from 15.2 % a year-ago. During 2009, we continue to generate strong margins from our screen business coupled with higher gross margins recognized within our theatre service subsidiary due to cost reductions coupled with higher service revenues. We also are experiencing the benefits of costs reductions at our manufacturing plant in Omaha.

The gross profit in the lighting segment amounted to $0.7 million or 28.5% as a percentage of lighting revenues in 2009 compared to $0.9 million or 25.5% as a percentage of lighting revenues in 2008. The margin increase resulted from profits from a long-term construction project currently in process which is being recognized based on the percentage of completion.

Selling Expenses

Selling expenses fell to $2.0 million in 2009 from $2.4 million a year-ago, and as a percent of total revenue declined to 3.7% from 5.9% a year-ago due to cuts in payroll which also resulted in lower travel and tradeshow expenditures.

Administrative Expenses

Administrative costs rose to $5.9 million from $5.6 million a year-ago but as a percent of total revenue decreased to 11.0% in 2009 from 14.1% in 2008 as the higher revenues during the year covered certain fixed expenses. The increase in expenses primarily resulted from a $0.2 million severance charge during the first quarter. We also incurred more outside consulting fees for a couple of special projects during 2009. We also incurred $0.1 million of costs pertaining to our office in Beijing, China which was not open a year-ago.

Other Financial Items

Our results for 2009 reflect a loss of $0.6 million pertaining to our 44.4% share of the equity in the loss from our joint venture with Real D, Digital Link II, LLC. This loss compares to $0.5 million a year-ago and was higher due to more depreciation and interest costs resulting from additional deployments.

Net interest income declined to less than $0.1 million from approximately $0.4 million a year-ago as we are investing our cash in very short-term securities which are carrying lower interest rates than prior years due to the current economic environment.

We recorded income tax expense of approximately $0.7 million in 2009 compared to an income tax benefit of $0.5 million in 2008. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax income (loss), inclusive of equity method investment losses) was approximately 26.4% for 2009 compared to 40.0% a year-ago. The effective tax rate change from year to year resulted from differing foreign and U.S. tax rates applied to respective pre-tax income (loss) amounts by tax jurisdiction.

For the reasons outlined herein, we generated net income of $2.0 million compared to a net loss of $0.7 million a year-ago.  We generated basic earnings per share of $0.14 during 2009 compared to a loss of $0.05 in 2008. Diluted earnings per share was $0.14 in 2009 compared to a diluted loss per share of $0.05 in 2008.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $23.3 million compared to $11.4 million at December 31, 2008. The increase was primarily due to the liquidation of all of our investments in auction-rate securities at par during the year which previously had been recorded as a long-term investment. In addition we generated operating cash flow of $2.3 million during the year.  During 2008, the market for the Company’s investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. These conditions continued to persist in 2009, however, we were able to liquidate the remaining $9.4 million of the securities though a financial institution during the year. We had previously been able to liquidate $0.6 million of these securities from other means since the beginning of the fiscal year.

We are party to a revolving credit facility with First National Bank of Omaha expiring November 30, 2009. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at September 30, 2009. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.5% at September 30, 2009) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictions primarily related to restrictions on acquisitions and dividends. All of our personal property and certain stock in our subsidiaries secure the credit facility. No amounts are currently outstanding. We intend to obtain similar credit financing prior to the expiration of the current line of credit.

Net cash generated from operating activities amounted to $2.3 million in 2009 compared to $1.3 million in 2008. The improved cash flow in 2009 was the result of higher earnings coupled with increased customer deposits. These increases were offset by higher working capital needs. Accounts receivable turnover was lower during 2009, resulting in balances increasing $2.3 million since the end of the prior fiscal year. Inventory levels also rose $3.2 million during 2009 while accounts payable balances increased $2.3 million which offset the impact of higher accounts receivable levels.

Net cash provided by investing activities amounted to $9.3 million in 2009 compared to $0.8 million in 2008. During 2009 we purchased $0.8 million of capital equipment and liquidated, at par, approximately $10.0 million of our auction-rate securities. $9.4 million of the proceeds resulted from the sale of such securities to a financial institution whom we have a banking relationship, while the remaining amounts were redeemed through other means.   Investing activities during 2008 consisted of capital expenditures of $0.6 million. In addition we received $0.3 million of proceeds from the sale of our coater and marinade product line and liquidated, at par, $1.3 million of our auction-rate securities during 2008.

Net cash provided by financing activities amounted to $0.2 million in 2008 resulting from transactions in our stock plans. We did not experience any financing activities during the nine months ended September 30, 2009.

Transactions with Related and Certain Other Parties

We sold digital theatre projection equipment, in the normal course of business, to our joint venture, Digital Link II, LLC (“DL II”) of approximately $2.3 million during the nine months ended September 30, 2009. DL II in turn provides the digital theatre projection equipment to third party customers under lease agreements. Revenue recognized by us on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment by DLII to third parties. There were no sales made by DLII to third parties during the nine months ended September 30, 2009.

On April 1, 2009, we entered into a consulting agreement with Christopher Beach, a Director, to assist our senior management on matters such as strategic planning, mergers and acquisitions and succession planning. The consulting agreement provided for Mr. Beach to render services on a part-time basis for one year as an independent contractor in exchange for a consulting fee of $85,000, paid in equal amounts of cash and restricted stock, plus out-of-pocket expenses. On September 4, 2009, the agreement was mutually terminated as the objectives of the agreement were achieved. Total compensation received by Mr. Beach under the agreement in the form of cash and restricted stock was $18,144 and $18,279, respectively (See Note 16 to the notes to the Condensed Consolidated Financial Statements for further detail on restricted stock awarded).

Financial Instruments and Credit Risk Concentrations

Our  top ten customers accounted for approximately 52% of 2009 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 39% of net consolidated receivables at September 30, 2009. Sales to Vari International and Regal Cinemas each represented approximately 12% of consolidated sales. Receivables from Vari International and Regal Cinemas represented approximately 9% and 8% respectively, of net consolidated receivables at September 30, 2009. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition.

Through master reseller agreements with NEC, we distribute Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements that are not perpetual and could be terminated with 90 day advance notice. NEC is the primary supplier of the digital products that we distribute to the Theatre Industry. If we were unable to maintain our relationship with

NEC or NEC is unable to supply products in a timely manner, the results would have a material adverse impact on our business, financial condition and operating results until we could find an alternative source of digital equipment to distribute. The principal raw materials and components used in our manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. We use a single manufacturer for each of our intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although we have not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on our business until alternative manufacturing arrangements are secured.

Foreign Exchange Contracts

Our primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the period ended September 30, 2009, we had recorded an immaterial amount of unrealized gain associated with these open contracts in our consolidated balance sheet.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
		Remaining
	Total	In 2009	2010	2011	2012	2013	Thereafter
Contractual Obligations
Non-competition agreement	50,000	—	—	50,000	—	—	—
Postretirement benefits	197,683	12,871	17,551	18,605	19,575	20,551	108,530
Operating leases	1,099,676	103,120	412,479	387,249	196,828	—	—
Contractual cash obligations	$1,347,359	115,991	430,030	455,854	216,403	20,551	108,530

At the time of purchase, we had a contractual obligation to pay up to $150,000 to High End Systems, Inc. (“High End”).  During 2009, $100,000 of the obligation was paid in accordance with the contractual provisions. The remaining $50,000 is classified as a liability within the consolidated balance sheet and payment is contingent on satisfaction of certain future sales of the product line purchased as part of the business from High End. In addition, we have accrued approximately $0.1 million for the uncertain income tax positions. The accrual is primarily related to state tax matters.

During 2009, we provided guarantees to notes entered into by the DL II to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $1.5 million and bear interest at rates ranging from 7.0% and 7.2% per annum. Our portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounted to approximately $0.7 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the note outstanding, which amounted to approximately $0.8 million at the time the note was entered into. During 2008, we provided guarantees to notes entered into by the LLC to finance digital projection equipment deployed in the normal course of business. The loans provided for borrowings of approximately $0.7 million and $2.5 million, respectively and bear interest at rates of 7.2% and 7.0% per annum. Our portion of the guarantee of the notes at the time the notes were entered into was limited to its 44.4% ownership percentage, which amounts to approximately $1.4 million. RealD, who holds a membership interest of 55.6% in the joint venture, provided a guarantee for the remainder of the notes outstanding, which amounted to approximately $1.8 million at the time the note was entered into. As of September 30, 2009, our guarantee on the remaining balance of the notes outstanding was approximately $1.3 million. We have recorded a liability for the fair value of the obligations undertaken by issuing the guarantees which amounted to approximately $0.06 million as of September 30, 2009. The guarantees will expire by the end of 2012. Under the terms of the guarantees, the Company and RealD would be required to fulfill the guarantees should the joint venture be in default of its loan or contract terms.

There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of our business.

Seasonality

Generally, our business exhibits a moderate level of seasonality as sales of theatre products typically increase during the third and fourth quarters. We believe that such increased sales reflect seasonal increases in the construction of new motion picture screens in anticipation of the holiday movie season.

Legal

We currently a defendant in an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne Strong, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al , filed December 8, 2006 in the Superior Court of the State of California, County of San Francisco. While we believe that we have strong defenses and intend to defend the suit vigorously, the ultimate resolution of the matter could result in an adverse resolution and in a loss in excess of the amount we have accrued. The case is now scheduled for trial to commence on December 14, 2009.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles; management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and our historical experience.

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for our year ended December 31, 2008. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the nine months ended September 30, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former QSPE’s for consolidation, changes to approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2009.  We do not believe the adoption will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued EITF 08-1, “Multiple-Deliverable Revenue Arrangements” (to be included in ASC Subtopic 605-25).  This statement amends ASC 605-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. EITF 08-1 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not believe the adoption will have a material impact on our consolidated financial statements.

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

Interest Rates—We have variable interest rate credit facilities. However, we have no outstanding balances as of September 30, 2009. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by a maximum of $0.04 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our Canadian subsidiary. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.1 million.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

A review of the Company’s current litigation is disclosed in Note 23 to the Condensed Consolidated Financial Statements.

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

BALLANTYNE STRONG, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN HERRMANN
	John Wilmers, President,		Kevin Herrmann, Secretary/Treasurer and
	Chief Executive Officer, and Director		Chief Financial Officer
Date:	November 9, 2009	Date:	November 9, 2009

EXHIBIT INDEX

4.2.12	Tenth Amendment to the Revolving Credit Agreement dated August 28, 2009 between the Company and First National Bank of Omaha, Inc. •

10.20	Termination Agreement entered into between the Company and Christopher E. Beach. •

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

• - Filed herewith.