Form 10-K
period 2009-12-31
BALLANTYNE STRONG, INC.
filed 2010-03-23
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

        Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of the Company's voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE AMEX (formerly the American Stock Exchange) on June 30, 2009 was approximately $27.6 million. The Company does not have any non-voting common equity.

        As of March 16, 2010, 14,184,724 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2010 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made in press releases, orally, at conferences, on the Company's worldwide web site, or otherwise, by or on behalf of the Company. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the "Risk Factors" section contained in Item 1A. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statements and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in the forward-looking statements. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

Item 1.    Business

(a)   General Description of Business

General

        We are a Delaware Corporation and maintain our corporate office and primary manufacturing facilities in Omaha, Nebraska. We were founded in 1932 and went public in 1995. Our shares are traded on the NYSE AMEX (formerly the American Stock Exchange) under the symbol BTN. We primarily operate within two business segments, theatre and lighting. Approximately 96% of fiscal year 2009 sales were from theatre products and approximately 4% were from lighting products.

        We are a manufacturer, distributor and service provider to the theatre exhibition industry on a worldwide basis. Through our Strong® trademark, we can fully outfit and automate a theatre projection booth for both film and digital projection. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment lighting division.

        We also manufacture cinema screens in Joliette, Canada through our Strong/MDI Screens, Inc. subsidiary. We have a sales and service office in Hong Kong. During fiscal 2008, we opened a sales and service office in Beijing, China to distribute and service digital projection equipment.

Acquisitions/Investments

        During the fourth quarter of 2007, we acquired Marcel Desrochers, Inc. ("MDI"), a Canadian manufacturer of screen systems for the North American cinema screen market. The addition of MDI expanded the breadth of our product lines for the cinema industry. MDI is based in Joliette, Canada.

        During the first quarter of 2007, we acquired certain assets of a product line in the lighting segment called the Technobeam® from High End Systems, Inc. The Technobeam® light projects logos, images and textures for the entertainment lighting industry.

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

        During the fourth quarter of 2007, we completed the sale of substantially all of the assets and liabilities of Design & Manufacturing, Inc. ("Design"). Design manufactured our film handling equipment which we sell to the Theatre industry. We continue to distribute the full line of film handling equipment, with the difference being the product is now purchased from the party who acquired Design at certain third-party agreed-upon pricing.

(b)   Operating Segments

        We conduct our operations through two primary business segments: Theatre and Lighting. The presentation of segment information reflects the manner in which management assesses performance.

        Theatre:    This segment consists of the manufacture, distribution and service of film and digital projection equipment and accessories for the movie exhibition industry.

        Lighting:    This segment consists of the design, manufacture and distribution of lighting systems to the worldwide entertainment lighting industry.

        Refer to the Business Segment Section set forth in Note 26 of our consolidated financial statements for further information concerning the amounts of revenues, profits and total assets attributable to each segment for the last three fiscal years.

(c)   Narrative Description of Business

        The following information describes the principal products produced, services rendered, principal markets for, and methods of distribution of each business segment of the Company.

Theatre Segment

Overview

        According to the National Association of Theatre Owners, there are approximately 107,000 screens worldwide that play major movie releases, with approximately 39,000 screens located in the United States. Although the theatre exhibition industry still remains primarily based on the use of film technology to deliver motion picture images to the public, the transition to digital images (digital cinema) accelerated in 2009 after several years of research and development and is expected to significantly expand in the coming years. Factors which have limited the digital cinema implementation in the past have included high digital system costs; product availability, security, control and implementation issues, and a lack of standards for system quality and interoperability. Though digital cinema offered significant potential savings via reduced film delivery and handling costs to movie distributors, the financial models to justify the expenditures required by the exhibitor had been limited up to now. Digital Cinema Initiatives LLC ("DCI"), a venture created by the major motion picture studios, has made significant progress in resolving these standards and technology issues. In addition, there have been several business plans created to solve the issue of which party would pay for the substantial costs of retrofitting theatre locations currently using film-based projection equipment. Many models now provide a method whereby the motion picture studios or other content providers pay for the digital equipment over time via Virtual Print Fees to third party facilitators each time a projector shows a movie digitally. However, other means of financing could arise as the digital cinema business models mature.

Products

        Digital Equipment—Through distribution agreements with NEC and its subsidiaries, we distribute Starus DLP Cinema projectors. NEC offers the Starus NC2500S-A for large screen multiplexes, the NC1600C-A for medium-sized screens and the Starus NC800C for small theatres. All the projectors use the DLP cinema technology from Texas Instruments. The Starus NC2500S-A is designed for multiplexes with large screens 49 feet wide and larger. The projector delivers 2K (2048 × 1080) resolution, 3D capabilities and high contrast images (>2000:1). The Starus NC1600C-A projector is designed for medium-sized screens up to 65 feet wide. The projector delivers 2K (2048 × 1080) resolution, 3D capabilities and high contrast images (>2200:1). The Starus NC800C projector is designed for screens 10 to 25 feet wide to employ DC 2K DMD technology at 2048 × 1080 pixel native resolution.

        NEC has also announced that three new projectors will be introduced to complement or replace the current line of digital projectors. The NC1200C, with 9,000 lumens of brightness is for screen sizes of up to 46 feet wide. The NC2000C at 17,600 lumens is for screens up to 65 feet wide, while the ultra-bright NC3200S at 31,000 lumens is for screens up to 105 feet wide. The advanced DLP Cinema® light engine provides contrast ratios up to 2200:1, which enables better reproduction of detail in dark scenes. All three models are engineered for simplified lamp and parts replacement and include the new Texas Instruments Series 2 electronics. These new projectors are expected to be available in 2010.

        Through a formal distribution agreement with GDC Technology (USA), LLC, the Company distributes GDC's line of digital cinema servers in North and South America. However, the Company also distributes servers of certain of GDC's competitors as well.

        We also distribute several accessories for digital cinema projectors including, but not limited to, replacement parts, lens, lamps and automations, among other items.

        The digital equipment we distribute can fully outfit and automate a movie projection booth.

        Motion Picture Projection Equipment—We are a manufacturer and distributor of commercial motion picture projection equipment worldwide. Our commercial motion picture projection equipment can fully outfit and automate a motion picture projection booth and consists of 35mm and 70mm motion picture projectors, xenon lamphouses and power supplies, a console system combining a lamphouse and power supply into a single cabinet, soundhead reproducers and related products such as sound systems. The commercial motion picture projection equipment is marketed under the industry-wide recognized trademarks of Strong® and Simplex®. We manufacture the majority of the motion picture projection systems in-house, except for the audio rack components, lamps and lenses. This equipment may be sold individually or as an integrated system with other components manufactured by us.

        We also distribute film handling equipment consisting of a three-deck or five-deck platter and a make-up table, which allows the reels of a full-length motion picture to be spliced together, thereby eliminating the need for an operator to change reels during the showing of the motion picture. Our film transport systems are sold under the Strong® name.

        Cinema Screens—Through our screen manufacturing company in Canada, we manufacture and sell screens for both digital and film applications to the theatre industry. In most instances, a screen can be used interchangeably with either a digital or film projector. However, there are certain digital 3D applications such as the technology by RealD that require special "silver" screens that we manufacture and were specially designed for digital or 35mm projection. We also manufacture screens for the IMAX Corporation that are used for large-format applications.

        Xenon Lamps—We distribute xenon lamps for resale to the theatre (both digital and film) and lighting industries through a distributorship agreement with Phillips.

        Replacement Parts—We have a significant installed base of over 50,000 motion picture projection systems. Although these products have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by us. We also distribute parts to the growing digital cinema base of projectors.

        Lenses—We sell digital and film projection lenses throughout the world.

        Service & Maintenance—Through our wholly-owned subsidiary, Strong Technical Services, Inc. (STS) we are a national provider of cinema services including film and digital projector maintenance, repair, installations, site surveys and other services. We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the sophisticated nature of digital projectors and accessories. In addition, we feel that there are opportunities to provide service for other items at a theatre complex other than maintaining the projection equipment. STS is certified to install and service all digital, film and audio equipment, and related peripherals including the equipment of our competitors. STS also offers service contracts to the theatre exhibition industry where for a set monthly charge, a series of maintenance or repair services will be performed.

Markets

        Our theatre business was founded in 1932. Our broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a digital or film movie projection booth.

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

        Our current distribution agreements allow us to market digital projectors in North and South America, including the Caribbean. In addition, we have distribution rights in China, Hong Kong and certain other areas of Asia.

Competition

        The markets for our products in the theatre segment are highly competitive. Competition in the digital cinema market includes two other licensed OEM's of the Texas Instruments' 2K DLP Cinema technology besides our partner, NEC; Christie Digital Systems and Barco. We also compete with SONY, which uses their own 4K digital cinema technology. During 2009, SONY made significant inroads into gaining market share when they announced agreements with Regal Cinemas, Inc. and AMC Entertainment, Inc. to deploy their 4K digital cinema projectors into these two large circuits. In response to this threat, Texas Instruments is developing their own 4K resolution solution which is expected to be available in late 2010. We believe that once the DLP 4K solution is ready for sale, the perceived difference in resolution will diminish. We compete in the digital marketplace primarily on the basis of fulfillment and delivery, price and after-sale technical support.

        Major competitors for our products in the film cinema marketplace include Christie Digital Systems, Cinemeccanica SpA and Kinoton GmbH. The market for film products in the U.S. primarily comes from the sale of replacement parts and lenses due to the transition to digital cinema, which has significantly affected the sale of film projectors. We continue to sell film projectors to other parts of the world that are not as advanced regarding digital cinema. We compete oversees based on price, product name and customation capabilities.

        We cannot assure that our equipment, whether it be film or digital equipment will not eventually become obsolete as technology advances. For a further discussion of potential new competition, see the "Business Strategy" section of this report under the caption "Expand Digital Opportunities".

        The majority of our competitors for our film and digital equipment have significantly greater resources than Ballantyne.

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

Products

        Followspots—We have been a developer, manufacturer and distributor of long-range followspots since 1950. Our followspots are primarily marketed under the Strong® trademark and recognized trademarked models such as Super Trouper® and Gladiator®. The Super Trouper® followspot has been the industry standard since 1958. Our long-range followspots are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheatres and stadiums, and touring applications. Our manufactured followspot line consists of six basic models ranging in output from 850 watts to 4,500 watts. Lower wattage models, which have a range of 20 to 110 feet, are compact, portable and appropriate for small venues and truss mounting. The 4,500-watt model, which has a range of 300 to 600 feet, is a high-intensity xenon light followspot appropriate for large theatres, arenas and stadiums. Most of our followspots employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

        In response to a section of the marketplace demanding less expensive, smaller and more user-friendly products, we have introduced certain new spotlights over the last few years. We distribute an Italian manufactured followspot called the Canto. The Canto spotlight product line consists of seven basic models ranging in output from 250 watts to 2,000 watts. We also designed a new followspot called the Radiance®. The Radiance® is a mid-range followspot powered by an 850 watt metal halide lamp.

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

        LED Products—During 2010, we expect to introduce a new line of LED lighting fixtures. The line will be marketed under the trademark of Solutions™. We will introduce 650 and 900 watt systems. These lights are designed to fill a demand for efficient LED based lighting solutions to the entertainment lighting marketplace. We also intend to market these LED products to the entertainment and architectural lighting markets.

Markets

        We sell our lighting products through a combination of a small direct sales force and commissioned representatives to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. Our followspot products are marketed using the Strong® trademark and are used in over 100 major arenas throughout the world. Our high intensity promotional searchlights are marketed under the Sky-Tracker® trademark. We expect to market our new LED products via our internal sales force.

Competition

        The markets for our lighting products are also highly competitive. We compete in the lighting industry primarily on the basis of quality, price, and branding and product line variety. Many of our competitors for our lighting products have significantly greater resources than Ballantyne.

Business Strategy

        Our strategy combines the following key elements:

        Expand Digital Opportunities.    We currently are a party to distribution agreements with NEC and their subsidiaries whereby we distribute their line of Starus DLP Cinema projectors to certain areas of the world. We intend to garner market share in the digital cinema marketplace by leveraging our current industry leadership and relationships and gaining additional territories to distribute product under our distribution agreements with NEC.

        We believe we can be a successful participant in the marketplace due to our agreements with NEC, our long term industry relationships and the industry's familiarity with our Company and its large installed base worldwide. However, no assurance can be given that we will continue to be a part of the digital cinema marketplace. If we are unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on our business, financial condition and operating results. In addition, the current relationships with NEC are through non-exclusive distributorship agreements, some of which can be terminated by either party upon 90 days notice. In addition, the gross margin we generate based on these distribution agreements is lower than the margin we currently experience on our film projectors. It is unclear at this time if this lower margin can be offset by the expected increased price point and sales volume digital cinema is expected to add when the rollout occurs.

        Expand Service Company.    We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the more technical nature of digital projectors and accessories. In addition, we feel that there are opportunities to provide service for other items at a theatre complex other than just maintaining the projection equipment. Our STS service subsidiary is forming a core business to service this digital and film marketplace. We built our STS service subsidiary to be product agnostic whereby we can service not only the NEC projectors we distribute but also our competitors equipment as well. STS is certified to install and service most digital, film and audio equipment, and related peripherals, including our competitors. An example of this agnostic plan was the signing of a professional services agreement wherein STS will provide Barco, Inc., digital projection service and support if their customers request our services. Barco, Inc. is a competitor of ours for digital projectors. The agreement is a one-year, non-exclusive agreement with renewal options.

        Transition from a Manufacturer to a Distributor.    We believe that the digital transition taking place within the theatre industry will continue to substantially reduce the demand for the products we manufacture and that we will transition to more of a distribution and service business model. However, we believe that the Company will continue to manufacture film equipment and parts for a period of time. We will also continue to manufacture cinema screens through our screen subsidiary and also manufacture lighting products for our lighting segment. We continue to reduce costs at our Omaha manufacturing facility through a cost and inventory reduction program designed to bring costs and inventory in line with declining revenues and production.

        Expand Screen Business.    We plan on introducing new screen products to the theatre exhibition industry, an example of which is the development of new "High Gain" screens that could save theatre exhibitors operating costs. In addition, we are developing a business model to address international sales opportunities.

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

        Expand International Presence.    We believe that international sales will continue to account for a significant portion of our digital sales and that film-related sales will continue for a longer period of time than for the U.S. as the full scale rollout of digital cinema is expected to lag behind. We continue to expand our distribution capabilities by allocating more resources in international countries. We are also working with NEC to expand our distribution territories for selling their digital projector line beyond North and South America, Hong Kong, China and certain other areas of Asia.

        Expand Lighting Segment.    Our goal is to increase revenues using the remaining product lines within the segment and by increased emphasis on expanding our product offerings by developing and introducing new products and through strategic acquisitions. The new LED product offering is an example of such a strategy.

Subsidiaries

        We have four wholly-owned operational subsidiaries: Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. and the American West Beijing Trading Company, Ltd.

        Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong and owns 100% of the American West Beijing Trading Company, Ltd.

        Strong Technical Services, Inc. was formed in 2006 upon the purchase of NCSC to service the film and digital marketplace.

        Strong/MDI Screen Systems, Inc. manufactures cinema screens and related accessories.

        American West Beijing Trading Company, Ltd. is located in Beijing, China and is our sales and service office for China.

Backlog

        At December 31, 2009 and 2008, we had backlogs of $4.4 million and $10.0 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. Our products are generally shipped within a few weeks following receipt of orders. The dollar amount of our order backlog is therefore not considered by management to be a leading indicator of our expected sales in any particular fiscal period.

Manufacturing

        Our manufacturing operations are conducted in Omaha, Nebraska and Joliette, Canada. The Omaha facilities encompass design, fabrication, assembly and shipping of our various product lines excluding the majority of digital product lines. This central location reduces our transportation costs and delivery times of products throughout the United States. Our manufacturing strategy is to minimize costs through manufacturing efficiencies and reduce fixed costs pertaining to manufacturing film projection equipment. As discussed in the "Business Strategy" portion of this document, we believe that the digital transition taking place within the theatre industry has and will substantially reduce the demand for the products we manufacture and that we will transition to more of a distribution and service business model. However, we believe that the Company will continue to manufacture film equipment and parts for a period of time. We will also continue to manufacture cinema screens through our screen subsidiary in Joliette, Canada and also manufacture lighting products for our lighting segment. We are implementing programs at our Omaha facility to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

        The manufacturing operations in Joliette, Canada consist of a 50,000 square-foot facility for the manufacture and shipping of the cinema screen systems business. These facilities include a 90-foot-high PVC screen painting facility that houses two paint rigs to accommodate IMAX large format screens. They also manufacture screens for 2-D and 3-D capabilities.

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

Warranty Policy

        We generally provide a warranty to end users for substantially all of our products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. Under our warranty policy, we will repair or replace defective products or components at our election. Costs of warranty service and product replacements were approximately $0.3, $0.6 and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Patents and Trademarks

        We own or otherwise have rights to numerous trademarks and trade names used in conjunction with the sale of our products. We currently own one patent. We believe our success will not be dependent upon patent or trademark protection, but rather upon our scientific and engineering "know-how" and research and production techniques.

Employees

        As of March 16, 2010, we had a total of 181 employees. Of these employees, 91 were considered manufacturing, 4 were executive, 40 were considered service related and 46 were considered sales and administrative. We are not a party to any collective bargaining agreement and believe that the relationship with our employees is good.

Environmental Matters

        We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, we were informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency ("EPA") and the Nebraska Department of Health and Human Services subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent ("AOC") to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and cost of long term maintenance. In connection with the AOC, we have paid our share of the costs. At December 31, 2009, we have provided for management's estimate of any future payments relating to this matter which are not material to the consolidated financial statements.

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

Executive Officers of the Company

        John P. Wilmers, age 65, has been our President and CEO since March 1997 and a Director since 1995.

        Christopher Stark, age 49, assumed the responsibilities of VP-Operations in May of 2007 and is currently Senior Vice President and Chief Operating Officer.

        Ray F. Boegner, age 60, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles.

        Kevin S. Herrmann, age 44, assumed the responsibilities of CFO, Corporate Secretary and Treasurer in November 2006. Prior to the appointment, Mr. Herrmann had been our Corporate Controller since 1997.

Information available on Ballantyne Website

        We make available free of charge on our website (www.ballantyne-strong.com) through a link to the Securities and Exchange Commission ("SEC") website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K. The Board of Directors has adopted the following governance documents which are also posted on our website:

  •
  Code of Ethics

  •
  Corporate Governance Principles

  •
  Audit Committee Charter

  •
  Nominating and Corporate Governance Committee Charter

  •
  Compensation Committee Charter

  •
  Procedures for bringing concerns or complaints to the attention of the Audit Committee

        These corporate governance documents are also available in print to any stockholder upon request by writing to:

                    The Secretary
                    Ballantyne Strong, Inc.
                    4350 McKinley Street
                    Omaha, NE 68112

Financial Information About Geographic Areas

        The information called for by this item is included in Note 26 of our consolidated financial statements in this report.

NYSE AMEX Stock Exchange Certification

        On June 30, 2009, our Chief Financial Officer certified to the NYSE AMEX that he was not aware of any violation by the Company of the NYSE AMEX Corporate governance listing standards as of that date. This certification is an annual certification required by the NYSE AMEX.

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

NEC is the sole supplier of the digital projectors we distribute to the theatre industry.

        Through distribution agreements with NEC, we distribute their Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements, some of which could be terminated with 90 days advance notice. If we are unable to maintain our relationship with NEC, the results would have a material adverse impact on our business, financial condition and operating results until we could find an alternative source of digital equipment to distribute. Further, there can be no assurance that an alternative source of digital equipment could be found on favorable terms. We are also dependent on NEC to supply us digital products in a timely manner and if there were delays in receiving product, we could lose market share which would negatively affect our operations. In addition, the current relationship with NEC is a non-exclusive distributorship agreement and as such the gross margin is and will be lower than the margin we currently experience on our film projectors. It is unclear at this time if this lower margin can be offset by the expected increased price point and sales volume digital cinema is expected to add when the digital rollout occurs.

Interruptions of, or higher prices of components from NEC and other vendors may affect our results of operations and financial performance.

        We are dependent on our vendors and suppliers for certain products in addition to the digital products we purchase from NEC. We believe we have good vendor relationships and that we are generally able to obtain adequate pricing and other terms from vendors and suppliers. However, if we fail to maintain satisfactory relationships with our vendors and suppliers or if our vendors and suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services. Some vendors could also decide to reduce inventories or increase prices to increase cash flow given current economic conditions. We utilize a single contract manufacturer for each of our intermittent movement components, lenses and xenon lamps on the film side and as discussed earlier, NEC is currently the sole supplier for the digital projector we distribute to the theatre industries. The loss of any one or more of the contract manufacturers could have an adverse effect on the Company unless alternative manufacturing arrangements are secured. We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. The industry transition to digital cinema is currently in the initial stages and during this time, there could be pricing pressures placed upon us as we market the NEC line of digital equipment. While our partnership with NEC to-date has been to strategically price the NEC projectors to the market-place, there are no assurances that if future pricing pressures arise that NEC will drop their prices to allow us to remain competitive. In addition, volatility in the price for certain raw materials and components such as steel and fuel could adversely affect our financial results.

If the current digital technology changes to a format not supported by the DLP cinema technology from Texas Instruments, we could lose our ability to participate fully in the digital cinema market place.

        We cannot assure you that there will be a continued demand for the digital cinema products we distribute. NEC, along with two other licensed OEM's of the Texas Instruments' DLP Cinema technology currently have the majority of the market share for digital projection equipment. However, there are also other companies such as SONY using different digital technologies in the marketplace. There can be no assurance that these other technologies will not gain traction in the exhibition industry which could affect our ability to fully participate in the digital cinema market place. During 2009, SONY made significant inroads into gaining market share when they announced agreements with Regal

Cinemas, Inc. and AMC Entertainment, Inc. to display their 4K digital Cinema projectors into these two large circuits. While we believe Texas Instruments is taking steps to respond to the SONY threat, there can be no assurances that they will be successful.

        If we were forced to participate in digital cinema in other ways than being a distributor and service provider, we may have to leverage the Company. There is no assurance that we would be able to access sufficient capital given the tightening of the global credit markets.

Our 44.4% ownership in our joint venture with RealD is subject to credit and concentration risk.

        Digital Link II, LLC, ("Digital Link II") was formed between Ballantyne and RealD for the purposes of commercializing certain 3D technology and to fund the deployment of digital projection systems to third party exhibitors. As of December 31, 2009, Digital Link II has deployed $12.9 million of such projection equipment, net of accumulated amortization of $3.1 million. Such equipment is subject to use agreements with certain exhibitors whereby the exhibitors must purchase the equipment upon the occurrence of certain triggering events. However, if any of these exhibitors would file for bankruptcy protection or be unable to fulfill their commitments in other ways, Digital Link II would be forced to remove the equipment and attempt to resell such equipment. At this time, it is unclear what the financial impact would be to the joint venture, however, it would likely have a material adverse effect on Digital Link II and also our financial condition and results of operations.

        In addition, Digital Link II has entered into notes payables bearing interest rates ranging from 7.0% to 7.25% to finance a portion of the deployments. Ballantyne and RealD have provided guarantees for such notes in the event that Digital Link II would be unable to fulfill the principal and interest obligations under such notes. As of December 31, 2009, we have outstanding guarantees of $1.3 million (excluding interest) for our 44.4% share.

        During 2010, we expect Digital Link II to deploy more equipment and as such, our exposure is expected to increase.

The markets for our products are highly competitive.

        The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Competitors for our digital equipment have significantly greater resources than we do. In addition, many of our competitors are manufacturing their own equipment, whereas, we employ a distribution business model through our distribution agreements with NEC. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues. If we lose market share due to these issues, we may be unable to lower our cost structure quickly enough to offset the lost revenue. If we are unable to compete successfully, our business and results of operations will be seriously harmed.

Our business is subject to the economic and political risks of selling products in foreign countries.

        Sales outside the United States (mainly theatre sales) continue to be significant, accounting for 46% of consolidated sales in fiscal 2009. We are seeking to expand our share of foreign sales, which we expect will continue to account for a significant portion of our revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. An increasing amount of our foreign sales are being denominated in non-U.S. denominated sales. During 2009, such sales rose to $18.5 million compared to $6.6 million in 2008. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are more subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. In addition, for those sales which are denominated in U.S. sales, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency. We cannot assure that these factors will not adversely affect our foreign activities in the future.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.

        Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws, particularly as we expand our operations through organic growth and acquisitions. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

Current negative economic conditions could adversely affect our results.

        The current issues in the global credit markets and weaker economies may continue to negatively impact the Theatre and Lighting markets we serve. This environment could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, including NEC, which could affect our ability to secure product to meet our customers' demand.

Our financial results and growth depend largely on the health of the theatre exhibition industry.

        In 2009, approximately 96% of our revenues resulted from sales to the theatre exhibition industry. From fiscal years 2000 to 2002, this industry experienced an unprecedented three-year decline. Several exhibition companies filed for federal bankruptcy protection. This resulted in our revenues declining from $83.4 million in fiscal 1999 to $33.8 million in fiscal 2002. While the health of the theatre exhibition industry has improved significantly, there are still risks in the industry which result in continued exposure to Ballantyne. In addition, growth in the number of new movie screens may be adversely affected by the economy or other factors such as the global credit situation as the industry is very capital intensive. A lack of movie screen growth would have a material adverse effect on our business, financial condition and results of operations.

        The industry is also in the initial stages of a transformation from film to digital equipment. Theatre exhibition companies plan to retrofit their existing complexes by removing the film equipment and replacing it with digital. This transformation is expected to take large amounts of capital. Due to weakening global credit markets, this process has been delayed to a significant degree. If the credit markets remain weak, there is no assurance that this process will take place near-term. There is significant uncertainty as to how this delay would affect our Company's operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

        Our top ten customers accounted for approximately 49% of 2009 consolidated net revenues. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from these significant customers could have a material adverse effect on our business, financial condition and results of operations.

The Company has recorded deferred tax assets that are subject to annual valuation testing.

        At December 31, 2009, we have recorded net deferred tax assets of $2.2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If management would determine that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse affect on our results of operations.

Difficulty in recruiting and retaining qualified technicians could hamper our business model pertaining to our service business.

        We believe that there will be increased demand for service due to the upcoming digital conversion as theatre operators may not have the necessary technical expertise to maintain the more technical nature of digital projectors and accessories. Once the rollout of digital cinema begins, competition for these qualified technicians will increase and we cannot predict whether we will experience future technician shortages. If such a shortage were to occur, we could be unable to properly provide the necessary services to our customers and subsequently lose market share. In addition, if technician salary increases were necessary to attract and retain them, our results of operations would be negatively impacted to the extent we could not pass those additional costs to our customers. Finally, because the large scale rollout of digital cinema has not occurred, we cannot assure you that we will be able to successfully operate the service business in a profitable manner as we have limited experience with the volume of work that will be necessary. Our efforts to take care of our customers' needs could lead to increased operating and capital costs we have not planned on.

Growth through acquisition is a part of our business plan and we may not be able to successfully identify, finance or integrate acquisitions.

        As discussed in further detail in the "Business Strategy" portion of Item 1, our strategy is to pursue complementary strategic acquisitions in the theatre and other markets that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisition candidates, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. Additionally, our credit facility with First National Bank of Omaha currently prohibits Ballantyne from making acquisitions over $7 million without the bank's consent.

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

        Future sales of common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the common stock or our ability to raise additional capital through sales of our equity securities.

        As of December 31, 2009, we had: i) 14,143,694 shares owned by stockholders and ii) 814,554 shares of common stock reserved for issuance under stock plans, of which 278,125 shares are issuable pursuant to currently outstanding options, and 116,491 shares of common stock issued but unvested pursuant to our restricted stock plans. Of the shares outstanding, subject to outstanding options and reserved for issuance under the employee stock purchase plan, 14,421,819 shares are immediately eligible for resale in the public market without restriction.

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

        Our Strong/MDI Screen Systems, Inc. subsidiary leases a 50,000 square-foot manufacturing plant in Joliette, Canada used for offices, manufacturing, assembly and distribution of the cinema screens.

        Our American West Beijing Trading Company Ltd. subsidiary leases a small sales and service office in Beijing, China.

        Strong Technical Services, Inc. leases a small administrative office in Fall River, Massachusetts.

        We also lease a small sales and service office in Hong Kong.

Item 3.  Legal Proceedings

        During December 2009, the Company settled an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne Strong, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, originally filed in the Superior Court of the State of California, County of San Francisco. The settlement, including legal fees, resulted in charges of approximately $0.4 million during 2009.

        The Company is not a party to any legal proceedings as of the date of this report.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed and traded on the NYSE AMEX (formerly the American Stock Exchange) under the symbol "BTN". The following table sets forth the high and low per share sale price for the common stock as reported by the NYSE AMEX.

		High	Low
2009	First Quarter	$2.42	$0.88
	Second Quarter	3.27	1.80
	Third Quarter	3.88	2.02
	Fourth Quarter	3.98	3.08
2008	First Quarter	$5.97	$4.02
	Second Quarter	5.20	3.85
	Third Quarter	4.70	1.55
	Fourth Quarter	2.23	0.99
2007	First Quarter	$5.62	$4.82
	Second Quarter	6.67	4.84
	Third Quarter	6.80	5.34
	Fourth Quarter	6.45	5.50

        Our common stock was held by approximately 185 stockholders of record as of March 16, 2010. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders. The last reported per share sale price for the common stock on March 16, 2010 was $4.75. We had 14,184,724 shares of common stock outstanding on March 16, 2010.

        On November 12, 2008, our Board of Directors approved the repurchase up to $1.0 million of our common stock. No shares were repurchased in 2009. Approximately $0.9 million remains available for repurchase as of March 16, 2010. The Company may purchase shares from time to time depending on market, economic and other factors.

Equity Compensation Plan Information

        The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	278,125	$2.29	419,938	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	278,125	$2.29	419,938	(1)

(1)
Includes 88,553 securities for the 2005 Stock Purchase Plan and 331,385 securities for our employee and director Restricted Stock Plans.

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

Item 6.    Selected Financial Data (1)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of operations data
Net revenue	$72,146	$54,815	$51,486	49,732	53,857
Gross profit	$14,732	$8,794	$9,456	10,826	14,905
Net earnings (loss)	$2,071	$(3,034)	$228	1,568	4,309
Net earnings (loss) per share
Basic	$0.15	$(0.22)	$0.02	0.12	0.33
Diluted	$0.15	$(0.22)	$0.02	0.11	0.31
Balance sheet data
Working capital	$35,805	$21,810	$32,390	34,974	32,627
Total assets	$60,210	$51,113	$54,140	49,908	46,936
Total debt	$—	$—	$—	15	43
Stockholders' equity	$42,518	$38,835	$43,042	42,389	39,998

(1)
All amounts in thousands (000's) except per share data

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the "Risk Factors" section contained in Item 1A. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

        We are a manufacturer, distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment lighting segment.

        We have two primary reportable core operating segments: theatre and lighting. Approximately 96% of fiscal year 2009 sales were from theatre products and approximately 4% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

        The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	79.6	84.0	81.6	78.2	72.3
Gross profit	20.4	16.0	18.4	21.8	27.7
Selling and administrative expenses(1)	15.3	19.7	18.1	16.3	15.7
Income (loss) from operations	5.1	(7.4)	(0.8)	3.0	12.0
Net earnings (loss) from continuing operations	2.9	(5.5)	0.4	3.2	8.0

(1)
Amounts exclude goodwill impairment charges of $2.3, $0.6 and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Revenues

        Net revenues during the twelve months ended December 31, 2009 rose to $72.1 million from $54.8 million in 2008.

	Twelve Months Ended December 31,
	2009	2008
Theatre
Products	$65,186,543	$47,158,724
Services	3,810,626	3,186,650

Total theatre revenues	68,997,169	50,345,374
Lighting	3,121,840	4,260,868
Other	26,748	208,319

Total net revenues	$72,145,757	$54,814,561

Theatre Segment

        Sales of theatre products and services increased to $69.0 million in 2009 from $50.4 million in 2008.

Digital Product Sales

        Sales of digital products rose to $27.9 million from $12.6 million in 2008 as the industry change to digital projection equipment began to accelerate during 2009. We believe the increased demand resulted from movie exhibitors wanting to show movies in 3D digital format as they believed that 3D movies result in higher box office receipts. We believe the demand for digital equipment will continue to increase not only for the 3D benefits but also for such potential benefits as additional advertising and being able to project more alternative entertainment at the movie theatres. The majority of the increase in digital sales resulted from sales of digital projectors; however, sales of digital lamps also rose from $0.9 million in 2008 to $3.0 million in 2009.

Film Product Sales

        Sales of film projection equipment declined to $12.0 million in 2009 from $14.0 million a year-ago due to the theatre exhibition industry's transition to digital-based systems discussed above, coupled with a slowdown in new theatre construction in the United States and worldwide largely due to the current economic and credit market conditions. Included in film equipment revenues were sales of used film equipment which amounted to $0.3 million compared to $1.4 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner. We believe the decrease in used equipment sales during 2009 pertains to the lack of quality used equipment currently in the market. We do expect used equipment sales to increase once the exhibitors begin to change out entire movie theatre complexes from film to digital. We also expect these changes to significantly affect sales of new film equipment sales which are expected to decline in 2010 and beyond.

        Sales of replacement parts declined to $6.8 million during 2009 from $7.4 million during 2008. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is replaced during the full digital cinema rollout.

        Sales of film lenses were comparable to a year-ago at $0.4 million. Sales of xenon lamps were also flat compared to a year-ago at $6.0 million. As with replacement parts, the decline in sales of film lenses and lamps, due to the digital rollout is expected to be at a slower pace compared to film projectors. However, unlike replacement part sales, we do not expect the used equipment market to significantly impact the sale of lamps.

Screen Product Sales

        We generated screen sales of $12.2 million in 2009 compared to $6.8 million a year-ago. Sales were at record levels for this product line due to higher demand for the special "silver" screens needed for certain digital 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios. In addition, sales of large format screens to IMAX were higher than a year-ago.

        We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special "silver" screens that we manufacture and which, as discussed earlier, are driving the growth of the product line.

Service Revenues

        Service revenues increased in 2009 to $3.8 million from $3.2 million a year-ago due to an increase in digital projectors being sold in the industry.

Lighting Segment

        Sales of lighting products fell to $3.1 million during 2009 from $4.3 million in 2008. Sales of follow spotlights fell to $1.8 million from $2.5 million a year-ago. Sale of skytrackers fell to $0.1 million from $0.4 million in 2008, while replacement part sales fell from $0.7 million in 2008 to $0.6 million in 2009. Sales of all other lighting products, including but not limited to xenon lamps, britelights and nocturns amounted to $0.7 million in 2009 compared to $0.6 million in 2008. Lighting products have been impacted by the effects of the troubled credit markets as a significant portion of the business is dependant on the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

        Sales outside the United States (mainly theatre sales) increased to $33.2 million in 2009 from $18.2 million in 2008 resulting primarily from increased sales in China where sales increased from $5.7 million in 2008 to $14.4 million in 2009. Sales into Mexico and South America were also higher than a year-ago increasing by $3.4 million and $2.4 million, respectively. Sales in Canada increased to $2.7 million in 2009 compared to $1.7 million a year-ago due to an increase in 3D silver screens. Sales into Europe reflected increased business for film products increasing to $2.2 million from $1.6 million a year-ago. Sales into Asia declined to $1.5 million from $2.0 million in 2008, while sales to India declined by $0.3 million compared to a year-ago. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Additionally, certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

        Consolidated gross profit increased to $14.7 million in 2009 from $8.8 million a year-ago and as a percent of total revenue increased to 20.4% from 16.0% in 2008. Gross profit in the theatre segment increased to $13.8 million in 2009 from $7.5 million in 2008 and as a percentage of theatre sales increased to 20.0% from 14.9% a year-ago. The increase in gross profit and gross profit as a percentage of revenues resulted from improved margins from our screen business. We also cut costs from our primary manufacturing operations in Omaha during 2009. Margins were also higher from our service business due to revenues increasing 20% from a year-ago resulting in margins increasing $1.0 million. The current service business relates to servicing film projection equipment which is in a mature industry and at the same time, we are growing the infrastructure in anticipation of the upcoming digital cinema rollout. This combination is resulting in the division experiencing negative margins putting pressure on our overall margin. We expect this business to transition to servicing more digital projectors in the future when the digital cinema rollout accelerates and as a result margins should improve.

        We do expect our gross margin as a percentage of revenues to decrease in the future primarily due to increased sales of digital projection equipment which carry lower margins compared to most of our other products. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs. The timing of this is dependant on the timing of the digital cinema rollout.

        The gross profit in the lighting segment amounted to $0.9 million or 28.5% as a percentage of revenues in 2009 compared to $1.2 million or 28.0% as a percentage of revenues in 2008. The results reflect lower sales levels in the segment.

Selling Expenses

        Selling expenses decreased to $2.9 million in 2009 compared to $3.3 million in 2008 and as a percent of total revenue declined to 4.0% from 6.1% a year-ago. The results reflect cutbacks in payroll which also resulted in lower travel and tradeshow expenditures. In addition, the 2008 results reflected higher health insurance costs.

Administrative Expenses

        Administrative costs rose to $8.1 million in 2009 from $7.5 million in 2008 but as a percent of total revenue decreased to 11.3% in 2009 from 13.7% in 2008. The increase in expenses were related to severance charges, settlement of an asbestos lawsuit, outside consulting expenses, bonuses and stock compensation expenses, coupled with additional costs pertaining to the growth of our office in Beijing, China.

        During the first quarter of 2009 we incurred $0.2 million of severance charges due to the layoff of personnel as we began transition to more of a distribution model due to lower production needed for digital projects. We also settled an asbestos lawsuit resulting in additional legal costs of $0.4 million. We experienced higher consulting fees during the year pertaining to the Board of Directors performing a search for the successor to the current Chief Executive Officer before his scheduled retirement date at the end of fiscal year 2011. Management also achieved more targets under the Company's bonus plan resulting in higher bonus expenses compared to a year-ago. Stock compensation expenses rose due to the Company having more unvested restricted stock as opposed to a year-ago. We first began granting restricted stock in 2008 and thus 2009 was the first full year of stock expense. This was also coupled with more cumulative grants of restricted stock, higher stock prices and shorter vesting periods.

We did cut back in certain other administrative areas such as bank fees, audit and compliance costs. Payroll costs were also lower due to the layoffs in the first quarter of 2009.

Goodwill Impairment

        During the fourth quarter of 2008, we recorded a goodwill impairment charge of $2.3 million within our Theatre and Lighting segments based on an impairment analyses which took into consideration the ongoing transition taking place in our strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. As a result of the impairment analysis performed, we determined the book value of goodwill was impaired. No such charges took place in 2009 as we no longer have any goodwill.

Other Financial Items

        During 2008, we sold our coater and marinade product line for approximately $275,000 resulting in a net gain of approximately $258,000. The product line was sold to a former Chief Financial Officer of the Company.

        Our results for 2009 also reflect a loss of $0.9 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to $0.7 million a year-ago and was higher due to more depreciation and interest costs resulting from additional deployments.

        We recorded net interest income of $0.1 million during 2009 compared to $0.5 million a year-ago as our investment balances were lower during 2009 due to the sale of our auction-rate securities which carried much higher interest rates compared to the interest-bearing cash we are currently investing in. In addition, average interest rates were much lower on interest bearing cash and cash equivalents in general compared to the year-ago period.

        Other income amounted to $0.3 million in 2008 compared to expense of $0.1 million in 2009. The results primarily reflect the impact of transaction gains arising from foreign exchange fluctuations during the year due to the U.S. dollar decreasing versus the Canadian dollar.

        We recorded income tax expense of approximately $0.7 million in 2009 compared to an income tax benefit of $0.9 million in 2008. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax earnings (loss), inclusive of equity method investment earnings (losses)) was approximately 24.7% for 2009, compared to 23.1% in 2008. The effective tax rate change from year to year results from differing foreign and U.S. tax rates applied to respective pre-tax earnings (loss) amounts by tax jurisdiction.

        For the reasons outlined herein, we generated net earnings of approximately $2.1 million and basic and diluted earnings per share of $0.15 in 2009, respectively, compared to a net loss of $3.0 million during 2008 and basic and diluted losses per share of $0.22 a year-ago, respectively.

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

Film Product Sales

        Sales of film projection equipment declined to $14.0 million in 2008 from $22.5 million a year-ago due to the theatre exhibition industry's transition from traditional film projectors to digital-based systems coupled with a slowdown in new theatre construction in the United States and worldwide due largely to the current economic and credit market conditions. Included in film equipment revenues were sales of used film equipment which amounted to $1.4 million compared to $1.7 million a year-ago. These used units were obtained from theatre chains which have converted their film auditoriums to digital and had no further use for the film projectors. We see a short-term opportunity to buy and resell these units as they become available and which are in a suitable condition for us to be able to refurbish them in a profitable manner.

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

Screen Product Sales

        We generated screen sales of $6.8 million in 2008 compared to $0.9 million a year-ago. However, the results are not comparable as we did not purchase our screen subsidiary MDI until late 2007. However, the sales generated by MDI during 2008 were at record levels for this company due to higher demand for the special "silver" screens needed for certain 3D applications. As discussed earlier, we believe this demand resulted from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

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

Lighting Segment

        Sales of lighting products remained steady at $4.3 million during 2007 and 2008, respectively. Sales of follow spotlights rose to $2.5 million from $2.2 million a year-ago as we have allocated additional resources to grow the core spotlight business which is now comprised of items we manufacture and also products that we distribute. While spotlight sales were higher during 2008, the product line is beginning to feel the effects of the troubled credit markets as these sales are in many instances dependent on the construction of stadiums and auditoriums around the world. It is currently unclear if certain projects will be delayed or canceled during 2009 and beyond. The increase in spotlight sales was offset by a reduction in demand for all other lighting products. Replacement parts decreased to $0.7 million from $0.8 million in 2007. Sky-Tracker sales fell to $0.4 million during 2008 from $0.6 million in 2007 due to lower demand for these large expensive lights and resulting in large part from the economy and credit market situation. Sales of all other lighting products, including but not limited to, xenon lamps, britelights and nocturnes amounted to $0.6 million in 2008 compared to $0.7 million a year-ago.

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

Liquidity and Capital Resources

        During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2009 with total cash and cash equivalents of $23.6 million compared to $11.4 million at December 31, 2008. The increase was primarily due to the liquidation in 2009 of all of our investments in auction-rate securities at par which previously had been recorded as a long-term investment. During 2008, the market for the Company's investments in auction-rate securities began experiencing a liquidity issue when the securities came up for auction due to an imbalance of buyers and sellers for the securities. These conditions continued to persist in 2009, however, we were able to liquidate the remaining $9.4 million of the securities through a financial institution during the year. We had previously been able to liquidate $0.6 million of these securities from other means since the beginning of the fiscal year. The increase in cash can also be attributed to the Company generating $2.4 million of operating cash flow during 2009.

        We are party to a revolving credit facility with First National Bank of Omaha expiring March 31, 2010. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2009. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.5% at December 31, 2009) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictions primarily related to restrictions on acquisitions and dividends. All of our personal property and certain stock in our subsidiaries secure the credit facility. No amounts are currently outstanding. We intend to obtain a similar credit facility prior to the expiration of the current line of credit.

        Net cash provided by operating activities amounted to $2.4 million in 2009 compared to $4.4 million in 2008. Despite generating earnings of approximately $2.1 million during 2009, the decrease in operating cash flow from fiscal 2008 resulted primarily from receivables, inventory and other current assets increasing $3.8, $3.9 and $0.3 million respectively. These working capital needs were offset to a degree by increases in accounts payable and customer balances of $3.3 and $1.1 million, respectively resulting in a net working capital increase of $3.6 million for these five working capital items. The increase in accounts receivable, inventory and accounts payable pertain to increased purchases and sales of digital products which also carry a higher price point reflecting the transition taking place in the theatre exhibition industry. The increase in other current assets and customer deposits primarily pertain to prepayments of digital product from vendors and where we require prepayments from customers in certain instances primarily related to how business is transacted in certain parts of China and Asia.

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

        Net cash provided by investing activities amounted to $9.4 million in 2009 compared to $2.8 million in 2008. The increase resulted from the liquidation, at par, of approximately $10.0 million of our auction-rate securities. $9.4 million of the proceeds resulted from the sale of such securities to a financial institution which we have a banking relationship, while the remaining amounts were redeemed through other means. During 2008, we liquidated at par, approximately $3.0 million of these securities. During 2009, we incurred capital expenditures of $0.9 million which compared to $0.8 million in the year-ago period. Other items affecting investing activities included decreases of restricted investments of $0.3 million in 2009 and $0.5 million in 2008, a result of payments of deferred purchase prices for acquisitions. The 2008 results also reflect $0.3 million of proceeds from the sale of our coater and marinade product line during that year.

        Net cash provided by investing activities amounted to $2.8 million in 2008 compared to $3.1 million in 2007. During 2008 we incurred $0.8 million of capital expenditures and liquidated at par, approximately $3.0 million of our auction-rate securities. In addition, we received $0.3 million of proceeds from the sale of our coater and marinade product line during the second quarter of 2008. During 2007, investing outflows consisted primarily of our $3.4 million (including restricted cash placed in escrow) purchase of MDI, capital expenditures of $0.6 million and additional investments of $1.4 million in our joint venture with RealD (Digital Link II). Total outflows during 2007 were offset by cash generated of $1.6 million from the sale of Design & Manufacturing, Inc. and the liquidation at par, of $7.0 million of our auction-rate securities.

        Net cash provided by financing activities fell to $0.03 million in 2009 from $0.3 million a year-ago. The transactions in 2009 consisted solely of proceeds from our employee stock purchase plan. The transactions in 2008 consisted of proceeds from our various stock plans, the purchase of shares under our Board-approved share repurchase program, and an increase in checks outstanding in excess of bank balances of approximately $0.1 million.

        Net cash provided by financing activities amounted to $0.3 million in 2008 compared to $0.3 million in 2007. The transactions in 2008 consisted of proceeds from our various stock plans, the purchase of shares under our Board-Approved share repurchase program, and an increase in checks outstanding in excess of bank balances of approximately $0.1 million. The transactions in the 2007 period primarily consisted of transactions from our various stock plans.

Transactions with Related and Certain Other Parties

        During 2008, we sold our coater and marinade product line in exchange for $275,000 in cash. In connection with the sale, we recorded a pre-tax net gain of approximately $258,000 (estimated $159,000 after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

        We sell digital theatre projection equipment to our joint venture, Digital Link II, LLC ("LLC") in the normal course of business. The LLC in turn provides the digital theatre projection equipment to third party customers under operating lease agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. Revenue recognized during the years ended December 31, 2009, 2008 and 2007 amounted to approximately $1.2, $2.1 and $0.7 million, respectively.

Financial Instruments and Credit Risk Concentrations

        Our top ten customers accounted for approximately 49% of 2009 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 52% of net consolidated receivables at December 31, 2009. Sales to Regal Cinemas, Inc. and Vari International each represented approximately 10% of consolidated sales. Additionally, receivables from NEC and the China Film Jingdian Cinema Investment Company, Ltd. represented approximately 9% and 16% of net consolidated receivables at December 31, 2009, respectively. While we believe our relationships with these customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products. In addition, advancing technologies, such as digital cinema, could disrupt historical customer relationships.

        Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers' financial condition or use letters of credit.

Hedging and Trading Activities

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. For the period ended December 31, 2009, the Company had recorded approximately $19,600 of unrealized loss associated with these open contracts in its consolidated statement of operations.

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

Off Balance Sheet Arrangements and Contractual Obligations

        Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Non-competition agreement	$50,000	—	50,000	—	—	—	—
Postretirement benefits	201,518	17,342	18,485	19,553	20,528	21,500	104,110
Operating leases	1,117,635	446,869	420,616	227,329	22,821	—	—

Contractual cash obligations	$1,369,153	464,211	489,101	246,882	43,349	21,500	104,110

        We have a contractual obligation to pay up to $50,000 to High End Systems, Inc. Payment is contingent on satisfaction of certain future sales of the product line purchased as part of the business. In addition, we have accrued approximately $0.1 million for the estimated underpayment of income taxes we are obligated to pay. The accrual is primarily related to state tax matters. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

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

        During 2008 and 2009, the Company and RealD provided guarantees to notes entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.25%. The following table summarizes the Company's guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of 12/31/09
July-08	7.0%	$1,329,125	44.40%	$590,132	$326,761
November-08	7.2%	756,440	44.40%	335,860	159,738
November-08	7.0%	1,142,239	44.40%	507,154	335,844
January-09	7.2%	265,538	44.40%	117,899	70,756
April-09	7.2%	1,039,646	44.40%	461,602	259,297
September-09	7.0%	184,098	44.40%	81,739	72,334
October-09	7.25%	152,850	44.40%	67,865	67,865

		$4,869,936		$2,162,251	$1,292,595

        Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The Company has recorded a liability for the fair value of the obligations undertaken by issuing the guarantees which amount to approximately $0.04 million at December 31, 2009. The Guarantees will expire by the end of June 2012.

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

Legal

        See Note 25 to the consolidated financial statements, and Item 3 of this report, for a description of legal matters.

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

Revenue Recognition

        Ballantyne manufactures or distributes and sells projectors which are highly complex and have many components that make up a complete system, which is referred to as an "integrated system." Each customer selects options for certain components in determining the integrated system they chose to purchase. To recognize revenue, we follow the requirements of ASC Subtopic 605-10, Revenue Recognition-General, which consists of determining that:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectibility is reasonably assured

        Once the customer has determined the features for their "integrated system," we either manufacture or integrate the system to their preference and then ship the system when it is complete. Revenue is generally recognized upon shipment of the product to the third party. In those limited situations where the shipping terms are FOB destination point, we recognize revenue when the product is delivered.

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

        At December 31, 2009, there were approximately $11.0 million in gross outstanding receivables and $0.2 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2008, there were approximately $7.2 million in gross outstanding accounts receivable and $0.2 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At December 31, 2009 we had recorded gross inventory of approximately $15.7 million and $2.7 million of inventory reserves. This compared to $12.3 million and $2.8 million, respectively, at December 31, 2008.

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

        At December 31, 2009, the warranty accrual amounted to $0.4 million and amounts charged to expense were $0.3 million. At December 31, 2008, the warranty accrual amounted to $0.5 million and amounts charged to expense were $0.6 million. The decrease in expenses during 2009 pertains to specific items written off or paid for during 2009 which were accrued into expense in previous periods and where the issues have largely been resolved as of December 31, 2009.

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

        Our most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $3.6 million at December 31, 2009. Our amortizable intangibles, which are subject to recovery, consist of trademarks, customer relationships and non-competition agreements and have a carrying value of $1.1 million at December 31, 2009. Because the recoverability of property, plant and equipment and intangibles are based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that we are unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment or intangibles over their fair value.

Consignment Inventory

        Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Additionally, during 2007, the Company entered into operating lease agreements with third party customers for the use of certain projection equipment of which a majority of the projection equipment was sold during the first quarter of 2008. The Company recognized revenue in accordance with ASC Subtopic 605-10, Revenue Recognition-General, upon delivery of title to customer. No other income was generated under these operating lease agreements. The Company considered the guidance contained within ARB 43, EIFT 01-08 and SFAS No. 13 to determine the proper accounting treatment for the agreements referenced above.

        Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.5 million at December 31, 2009 and December 31, 2008, respectively.

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

Stock-based Compensation

        The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units from new stock issuances.

        Share-based compensation cost that has been included in earnings (loss) from operations amounted to $379,325, $271,498 and $81,325 for the twelve months ended December 31, 2009, 2008 and 2007, respectively. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2009 and 2008.

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former QSPE's for consolidation, changes to approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of a Company's first fiscal year that begins after November 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

        In June 2009, the FASB issued EITF 08-1, "Multiple-Deliverable Revenue Arrangements" (to be included in ASC Subtopic 605-25). This statement amends ASC 605-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. EITF 08-1 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

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

        Interest Rates—We have a variable interest rate credit facility, however, we have no outstanding balances as of December 31, 2009. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.04 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.3 million.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements of Ballantyne Strong, Inc. and Subsidiaries and the other information contained in this Annual Report on Form 10-K were prepared by and are the responsibility of management. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts based on management's best estimates and judgments.

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

        We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Omaha, Nebraska
March 23, 2010

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$23,589,025	$11,424,984
Restricted cash	442,766	701,498
Accounts receivable (less allowance for doubtful accounts of $205,314 in 2009 and $195,141 in 2008)	8,877,980	7,038,258
Unbilled revenue	1,894,075	—
Inventories, net	12,987,048	9,476,687
Recoverable income taxes	1,850,699	1,111,118
Deferred income taxes	1,943,679	2,134,699
Consignment inventory	486,527	527,027
Other current assets	667,592	356,855

Total current assets	52,739,391	32,771,126
Investment in joint venture	2,216,638	3,138,568
Investment in securities	—	8,883,420
Property, plant and equipment, net	3,612,935	3,453,363
Intangible assets, net	1,103,128	1,374,438
Other assets	17,257	17,257
Deferred income taxes	520,951	1,474,766

Total assets	$60,210,300	$51,112,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,768,896	$6,470,903
Other accrued expenses	3,623,143	2,839,804
Customer deposits	2,295,946	1,216,590
Income tax payable	1,246,247	433,533

Total current liabilities	16,934,232	10,960,830
Deferred income taxes	274,977	311,413
Other accrued expenses, net of current portion	483,425	1,006,056

Total liabilities	17,692,634	12,278,299
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,283,676 shares in 2009 and 16,168,510 shares in 2008	162,836	161,685
Additional paid-in capital	35,332,787	35,085,228
Accumulated other comprehensive loss:
Foreign currency translation	(286,086)	(890,851)
Unrealized loss on investments in securities, net of tax	—	(742,027)
Minimum pension liability	110,665	93,658
Retained earnings	22,580,144	20,509,626

	57,900,346	54,217,319
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)

Total stockholders' equity	42,517,666	38,834,639

Total liabilities and stockholders' equity	$60,210,300	$51,112,938

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Net revenues	$72,145,757	$54,814,561	$51,485,864
Cost of revenues	57,413,724	46,021,049	42,030,270

Gross profit	14,732,033	8,793,512	9,455,594
Selling and administrative expenses:
Selling	2,914,019	3,327,967	3,170,367
Administrative	8,147,861	7,487,172	6,147,004
Goodwill impairment	—	2,314,282	639,466

Total selling and administrative expenses	11,061,880	13,129,421	9,956,837
Gain on transfer of assets	—	—	234,557
Gain (loss) on sale or disposal of assets	(16,911)	275,406	(166,386)

Income (loss) from operations	3,653,242	(4,060,503)	(433,072)
Interest income	87,203	513,990	797,073
Interest expense	(33,316)	(35,437)	(36,937)
Equity in loss of joint venture	(889,997)	(683,311)	(245,703)
Other income (expense), net	(67,156)	320,530	(90,920)

Earnings (loss) before income taxes	2,749,976	(3,944,731)	(9,559)
Income tax benefit (expense)	(679,458)	911,041	237,690

Net earnings (loss)	$2,070,518	$(3,033,690)	$228,131

Basic earnings (loss) per share	$0.15	$(0.22)	$0.02

Diluted earnings (loss) per share	$0.15	$(0.22)	$0.02

Weighted average shares outstanding:
Basic	14,002,985	13,914,743	13,817,802

Diluted	14,161,255	13,914,743	14,094,927

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2006	$158,243	34,216,227		23,315,185	(15,315,454)	14,746	42,388,947
Comprehensive Income:
Net income	—	—	228,131	228,131	—	—	228,131
Foreign currency translation	—	—	(59,427)		—	(59,427)	(59,427)
Adjustment to minimum pension liability	—	—	61,087		—	61,087	61,087

Comprehensive Income			229,791

Issuance of 121,250 shares of common stock upon exercise of stock options	1,213	64,202		—	—	—	65,415
Issuance of 10,611 shares of common stock under the employees stock purchase plan	106	73,262		—	—	—	73,368
Income tax benefit related to stock option plans	—	217,720		—	—	—	217,720
Stock compensation expense	—	66,457		—		—	66,457

Balance at December 31, 2007	$159,562	34,637,868		23,543,316	(15,315,454)	16,406	43,041,698
Comprehensive Loss:
Net loss	—	—	(3,033,690)	(3,033,690)	—	—	(3,033,690)
Foreign currency translation	—	—	(831,424)		—	(831,424)	(831,424)
Unrealized loss on investments in securities, net of tax	—	—	(742,027)		—	(742,027)	(742,027)
Adjustment to minimum pension liability	—	—	17,825		—	17,825	17,825

Comprehensive Loss			(4,589,316)

Issuance of 123,625 shares of common stock upon exercise of stock options	1,236	88,187		—	—	—	89,423
Issuance of 69,000 shares of common stock under the restricted stock plan	690	—		—	—	—	690
Issuance of 19,642 shares of common stock under the employees stock purchase plan	197	34,766		—	—	—	34,963
Stock Buyback	—	—		—	(67,226)	—	(67,226)
Income tax benefit related to stock option plans	—	92,362		—	—	—	92,362
Stock compensation expense	—	232,045		—		—	232,045

Balance at December 31, 2008	$161,685	35,085,228		20,509,626	(15,382,680)	(1,539,220)	38,834,639
Comprehensive Income:
Net income	—	—	2,070,518	2,070,518			2,070,518
Foreign currency translation	—	—	604,765			604,765	604,765
Unrealized gain on investments in securities, net of tax	—	—	742,027			742,027	742,027
Adjustment to minimum pension liability	—	—	17,007			17,007	17,007

Comprehensive income			3,434,317

Issuance of 99,615 shares of common stock under the restricted stock plans	996	34,259		—	—	—	35,255
Issuance of 15,551 shares of common stock under the employees stock purchase plan	155	27,837		—	—	—	27,992
Stock compensation expense	—	185,463		—		—	185,463

Balance at December 31, 2009	$162,836	35,332,787		22,580,144	(15,382,680)	(175,421)	42,517,666

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$2,070,518	$(3,033,690)	$228,131
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	32,358	44,602	63,517
Provision for obsolete inventory	523,015	1,246,867	667,587
Depreciation of other assets	516,811	993,602	928,647
Depreciation of property, plant and equipment	837,097	924,247	1,060,506
Amortization of intangibles	398,642	421,113	162,377
Equity in loss of joint venture	889,997	683,311	245,703
Goodwill impairment	—	2,314,282	639,466
Loss (gain) on the sale of assets	1,482	(258,170)	142,284
Loss (gain) on disposal of assets	15,429	(17,236)	24,102
Deferred income taxes	708,846	(1,224,685)	34,876
Share-based compensation expense	379,325	271,498	81,325
Excess tax benefits from stock options exercised	—	(92,362)	(217,720)
Changes in assets and liabilities:
Accounts receivable	(1,875,812)	665,543	(106,381)
Unbilled revenue	(1,894,075)	—	—
Inventories	(3,930,485)	(1,024,226)	(3,996,477)
Consignment inventory	(476,311)	1,247,472	(3,123,341)
Other current assets	(306,993)	(34,666)	136,781
Accounts payable	3,320,026	293,331	2,805,500
Other accrued expenses	135,590	(189,960)	(665,905)
Customer deposits	1,071,716	253,022	559,328
Current income taxes	(50,009)	841,301	(1,519,913)
Other assets	—	28,393	8,298

Net cash provided by (used in) operating activities	2,367,167	4,353,589	(1,841,309)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(8,751)	(2,910,819)
Investment in joint venture	—	(94,395)	(1,429,417)
Proceeds from the sale of business, net of cash	—	—	1,641,005
(Increase) decrease in restricted investments	258,732	490,249	(594,640)
Capital expenditures	(907,659)	(818,626)	(613,410)
Proceeds from sale of assets	2,222	271,369	—
Purchases of investments in securities	—	—	—
Proceeds from sales of investments in securities	10,025,000	2,975,000	7,000,000

Net cash provided by investing activities	9,378,295	2,814,846	3,092,719

Cash flows from financing activities:
Payments on long-term debt	—	—	(14,608)
Increase in checks outstanding in excess of bank balances	—	106,782	—
Proceeds from employee stock purchase plan	27,992	34,963	73,368
Payments under share repurchase program	—	(67,226)	—
Proceeds from exercise of stock options	—	90,113	65,415
Excess tax benefits from stock options exercised	—	92,362	217,720

Net cash provided by financing activities	27,992	256,994	341,895
Effect of exchange rate changes on cash and cash equivalents	390,587	(220,800)	4,396

Net increase in cash and cash equivalents	12,164,041	7,204,629	1,597,701
Cash and cash equivalents at beginning of year	11,424,984	4,220,355	2,622,654

Cash and cash equivalents at end of year	$23,589,025	$11,424,984	$4,220,355

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Years ended December 31, 2009, 2008 and 2007

1.    Nature of Operations

        On May 20, 2009, the Company amended its Certificate of Incorporation to change the Company's name from Ballantyne of Omaha, Inc. to Ballantyne Strong, Inc. ("Ballantyne" or the "Company") to align the Company with a name known to a majority of the Company's customers and to provide branding to the trademark name "Strong."

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

Use of Management Estimates

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2009 presentation.

Revenue Recognition

        Ballantyne sells movie projectors which are highly complex and have many components that make up a complete system, which is referred to as an "integrated system." Each customer selects options for certain components in determining the integrated system they chose to purchase. To recognize revenue, the Company follows the requirements of Accounting Standards Codification (ASC) Subtopic 605-10, Revenue Recognition—General, which consists of determining that:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectibility is reasonably assured

        Once the customer has determined the features for their "integrated system," the Company either manufactures or integrates the system to their preference and then ships the system when it is complete. Revenue is generally recognized upon shipment of the product to the third party. In those

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

limited situations where the shipping terms are FOB destination point, the Company recognizes revenue when the product is delivered.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

        The Company maintained an allowance for doubtful accounts of $205,314 and $195,141 at December 31, 2009 and 2008, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

Consignment Inventory

        Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. The Company recognized revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition—General, upon delivery of title to customer. The Company considered the guidance contained within ASC Subtopic 605-10 to determine the proper accounting treatment for the agreements referenced above.

        Consignment inventory is reviewed for impairment by comparing the inventory to estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.5 million at December 31, 2009 and 2008, respectively.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory estimated based on management's review of inventories on hand compared to estimated future usage and sales.

Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of assets of businesses acquired through purchase business combinations. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

        Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

Research and Development and Engineering

        Research and development and engineering costs are charged to operations in the period incurred. Such costs amounted to approximately $714,000, $637,000 and $606,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $772,000, $833,000 and $845,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

Fair Value of Financial and Derivative Instruments

        ASC 820, "Fair Value Measurements and Disclosures" states the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying values of cash and cash equivalents, receivables, debt, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

        ASC 815-15 "Derivatives and Hedging—Overall", requires companies to recognize all derivative financial instruments as either assets or liabilities at their fair value. During 2009, the Company maintained forward contracts to hedge its exposure to foreign currency risk related to transactions being conducted at the Company's Canadian subsidiary. The contracts did not have a material impact on the Company's operations.

Cash and Cash Equivalents

        All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase.

Earnings (loss) Per Common Share

        Basic earnings (loss) per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2009	2008	2007
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$2,070,518	$(3,033,690)	$228,131
Weighted average common shares outstanding	14,002,985	13,914,743	13,817,802

Basic earnings (loss) per share	$0.15	$(0.22)	$0.02

Diluted earnings (loss) per share:
Earnings (loss) applicable to common stock	$2,070,518	$(3,033,690)	$228,131
Weighted average common shares outstanding	14,002,985	13,914,743	13,817,802
Assuming conversion of options and restricted stock awards outstanding	158,270	—	277,125

Weighted average common shares outstanding, as adjusted	14,161,255	13,914,743	14,094,927

Diluted earnings (loss) per share	$0.15	$(0.22)	$0.02

        At December 31, 2009, options to purchase 118,125 shares of common stock at a weighted average price of $4.55 per share were outstanding but were not included in the computation of diluted earnings per share as the option's exercise price was greater than the average market price of the common shares. These options expire between May 2010 and May 2011. At December 31, 2008, options and restricted stock outstanding were not included in the computation of diluted earnings (loss) per share

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

as the Company reported a loss from continuing operations available to common stockholders. At December 31, 2007, options to purchase 42,000 shares of common stock at a weighted average price of $7.30 per share were outstanding but were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares.

Stock Compensation Plans

        The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances.

        Share-based compensation cost that has been included in income (loss) from operations amounted to $379,325, $271,498 and $81,325 for the twelve months ended December 31, 2009, 2008 and 2007, respectively. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2009 and 2008.

Impairment of Long-Lived Assets and Amortizable Intangibles

        The Company reviews long-lived assets and amortizable intangibles, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with "The Impairment or Disposal of Long-Lived Assets Subsection of Subtopic 360-10: Property, Plant and Equipment—Overall". Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $3.6 million at December 31, 2009. The Company's amortizable intangibles which are subject to recovery consist of trademarks, customer relationships and non-competition agreements which have a carrying value of $1.1 million at December 31, 2009. Because the recoverability of property, plant and equipment and intangibles is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment or intangibles over their fair value. In addition, the Company has long-lived assets which consist of the Company's equity method investment in a joint venture. The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline. No impairment existed at December 31, 2009.

Retirement Benefits

        The Company has adopted the provisions of ASC Subtopic 715-60: Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, the measurement of a plan's assets and its obligations that determine its funded status as

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

of the end of the employer's fiscal year, and the recognition of changes in the funded status through comprehensive income in the year in which the changes occur.

Foreign Currency Translation

        For foreign operations, local currencies are considered the functional currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings (loss) but are presented in comprehensive income (loss) within the consolidated statements of changes in shareholder's equity and comprehensive income (loss).

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

        The following table summarizes warranty activity for the three years ended December 31, 2009.

Warranty accrual at December 31, 2006	$617,052
Charged to expense	170,549
Addition related to acquisition	11,639
Amounts written off, net of recoveries	(417,530)

Warranty accrual at December 31, 2007	$381,710
Charged to expense	594,421
Amounts written off, net of recoveries	(484,575)

Warranty accrual at December 31, 2008	$491,556
Charged to expense	289,150
Amounts written off, net of recoveries	(402,561)

Warranty accrual as of December 31, 2009	$378,145

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

Adoption of New Accounting Pronouncements

        In May 2008, the FASB issued ASC 105-10, "Generally Accepted Accounting Principles—Overall". ASC Subtopic 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("GAAP"). ASC 105-10 became effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. The adoption did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued ASC 105-10, "Generally Accepted Accounting Principles—Overall". ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU's"). The FASB will not consider ASU's as authoritative in their own right. ASU's will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Codification became the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Codification did not have a material impact on the Company's consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former QSPE's for consolidation, changes to approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of a Company's first fiscal year that begins after November 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends Subtopic 829-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter-ended March 31, 2010, the Company will provide new disclosures, as applicable to its fair value instruments. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to the Company.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

3.    Comprehensive Income (Loss)

        The accumulated other comprehensive income (loss), net, shown in the Company's consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings (loss) and its comprehensive income (loss):

	Years Ended December 31,
	2009	2008	2007
Comprehensive income (loss):
Net income (loss)	$2,070,518	$(3,033,690)	$228,131
Other comprehensive income (loss):
Unrealized gain (loss) on investment in securities	742,027	(742,027)	—
Foreign currency translation adjustment	604,765	(831,424)	(59,427)
Adjustment to minimum pension liability	17,007	17,825	61,087

Total comprehensive income (loss)	$3,434,317	$(4,589,316)	$229,791

        Included in unrealized gain (loss) on investment in securities for the twelve months ended December 31, 2009 are realized holding losses of approximately $1,142,000 less a reclassification adjustment for gains recorded on the settlement of the securities included in net earnings of approximately $1,142,000.

4.    Business Acquisitions

        On October 12, 2007, the Company, through a wholly-owned subsidiary, Strong Digital Systems, Inc., acquired 100% of the outstanding shares of Marcel Desrochers, Inc. (MDI), a manufacturer and supplier of film and digital cinema screens, for cash consideration. As a result of the acquisition, MDI formed a core business established to supply cinema screens to the digital and film cinema marketplace. The total purchase price of MDI at the date of acquisition was $2.5 million including cash acquired. The purchase price excluded an additional $0.9 million of restricted funds that were placed in escrow to secure certain indemnification and other obligation contingencies of which $0.2 million remains as of December 31, 2009. Funds for the purchase were provided by internally generated cash flows. Direct transaction costs related to the acquisition amounted to $0.3 million.

        During the first quarter of 2007, the Company acquired certain assets of a business in the lighting segment from High End Systems, Inc. The results of Technobeam's operations have been included in the consolidated financial statements from the acquisition date through the reporting period ended December 31, 2009. The Company made an initial payment of $0.2 million. Additional consideration to be paid of up to $150,000 was contingent upon satisfaction and attainment of certain future sales of the business product line of which $50,000 remains as of December 31, 2009. Direct transaction costs were not material to the acquisition.

5.    Digital Link II Joint Venture

Investment in Digital Link II

        On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the "LLC"). Under the agreement, the LLC was formed with the

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to exhibitors.

        Summarized financial data for the LLC is as follows (unaudited):

Balance Sheet	December 31, 2009	December 31, 2008
Current assets	$876,801	$952,146
Property, plant and equipment, net	12,935,437	12,935,438
Current liabilities	3,046,981	1,651,046
Non-current liabilities	5,574,220	4,049,809
Deficit	5,191,037	7,305,658

	12 months ended December 31,
Statement of Operations	2009	2008	2007
Depreciation	$1,526,142	$1,054,093	$558,940
Other expense	569,477	367,087	9,746
Net loss	2,095,619	1,421,180	568,686

        The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of LLC net income or loss based on the most recently available financial statements. The Company's portion of losses of the LLC amounted to approximately $0.9, $0.7 and $0.2 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

Guarantees

        During 2009 and 2008, the Company and RealD provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.25%. The following table summarizes the Company's guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of 12/31/09
July-08	7.0%	$1,329,125	44.40%	$590,132	$326,761
November-08	7.2%	756,440	44.40%	335,860	159,738
November-08	7.0%	1,142,239	44.40%	507,154	335,844
January-09	7.2%	265,538	44.40%	117,899	70,756
April-09	7.2%	1,039,646	44.40%	461,602	259,297
September-09	7.0%	184,098	44.40%	81,739	72,334
October-09	7.25%	152,850	44.40%	67,865	67,865

		$4,869,936		$2,162,251	$1,292,595

        Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The Company has recorded a liability for the fair value of the obligations undertaken by issuing the guarantees which amount to

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

approximately $0.04 million at December 31, 2009. The Guarantees will expire by the end of June 2012.

6.    Sale of Product Line

        During 2008, the Company sold its coater and marinade product line in exchange for $275,000 in cash. In connection with the sale, the Company recorded a pre-tax net gain of approximately $258,000 (estimated $159,000 after-tax) which is net of related costs to sell.

7.    Investments

        The Company had certain investments in auction-rate securities which were classified as available-for-sale securities and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In June 2009, the Company entered into a settlement agreement with a financial institution with whom the Company had a banking relationship to sell, at the Company's option, all or a portion of its outstanding auction-rate securities ("ARS") at par, plus accrued interest. The settlement agreement provided for a provision on confidentiality and a release of the financial institution from claims related to the Company's purchase, ownership and sale of the securities. Subsequently, in June 2009, the Company sold its remaining outstanding ARS under the terms of the settlement agreement which amounted to $9,375,000 plus interest accrued. During 2009, the Company also liquidated, at par, outstanding ARS which amounted to $650,000 of which $50,000 were sold through the normal auction process and $600,000 were redeemed by the fund itself.

        The Company previously recorded a temporary impairment as an unrealized loss on the outstanding ARS in other comprehensive income (loss) prior to settlement of the ARS. As a result of entering into the settlement agreement, the Company recorded the temporary impairment as a realized loss of approximately $1.1 million within other income (expense). The Company also recorded an offsetting gain on the settlement in the amount of $1.1 million which was recorded in other income (expense) during twelve months ended December 31, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

8.    Fair Value of Financial Instruments

        The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses equal or approximate their fair values due to the short-term nature of these instruments. The estimated fair values and related assumptions used to estimate fair value of the Company's financial instruments are disclosed below.

        ASC 820 establishes a hierarchy for fair value measurements based upon observable independent market inputs and unobservable market assumptions. Inputs refer broadly to the assumptions that market participants would use in pricing the assets or liability, including assumptions about risk. Considerable judgment is required in interpreting market data used to develop the estimates of fair value. The following represents the three categories of inputs used in determining the fair value of financial assets and liabilities:

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

        A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2009 to December 31, 2009 follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Auction-Rate Securities	Total
Balance at December 31, 2008	$8,883,420	$8,883,420
Total unrealized gains or losses included in other comprehensive income (loss)	1,141,580	1,141,580
Purchases, issuances and settlements	(10,025,000)	(10,025,000)

Balance at December 31, 2009	$—	$—

The amount of total gains or losses for the period included in earnings (loss) (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009.	$—	$—

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

9.    Inventories

        Inventories consist of the following:

	December 31, 2009	December 31, 2008
Raw materials and components	$4,714,956	$4,938,126
Work in process	169,707	465,998
Finished goods	8,102,385	4,072,563

	$12,987,048	$9,476,687

        The inventory balances are net of reserves of approximately $2,665,000 and $2,792,000 as of December 31, 2009 and December 31, 2008, respectively.

10.    Property, Plant and Equipment

        Property, plant and equipment include the following:

	December 31, 2009	December 31, 2008
Land	$313,500	$313,500
Buildings and improvements	4,106,869	3,992,556
Machinery and equipment	5,802,596	5,102,713
Office furniture and fixtures	2,196,827	2,015,296

	12,419,792	11,424,065
Less accumulated depreciation	(8,806,857)	(7,970,702)

Net property, plant and equipment	$3,612,935	$3,453,363

        Depreciation expense amounted to approximately $837,000, $924,000 and $1,061,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

11.    Intangible Assets

        As of December 31, 2009 and December 31, 2008, the Company had unamortized identifiable net assets of $1,103,128 and $1,374,438, respectively. The following table details amounts relating to those assets.

	December 31,
	2009	2008
Amortizable intangible assets:
Customer relationships	$1,706,003	$1,599,393
Trademarks	227,470	208,282
Non-competition agreement	166,158	164,623

	$2,099,631	$1,972,298

Accumulate amortization:
Customer relationships	$(741,061)	$(448,060)
Trademarks	(165,066)	(94,034)
Non-competition agreement	(116,376)	(81,766)

	$(1,022,503)	$(623,860)

        The increase in the cost of the identifiable assets is due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate. Additionally, the Company had intangible net assets of $26,000 at December 31, 2009 with indefinite lives and therefore will not be amortized. Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

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

        The Company recorded amortization expense relating to other identifiable intangible assets of $398,642, $421,113 and $162,377 for the years ended December 31, 2009, 2008 and 2007, respectively. Future amortization expenses related to the intangibles recorded at December 31, 2009 are as follows: 2010—$373,428; 2011—$329,180; 2012—$269,472; 2013—$43,476; thereafter—$61,572.

12.    Sale of Design & Manufacturing, Inc.

        During the fourth quarter of 2007, the Company sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Design & Manufacturing, Inc. (Design) in exchange for $1.7 million in cash. In connection with the sale, the Company recorded a loss on the sale of $0.1 million.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

13.    Goodwill

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

        The impairment testing requires management to estimate the fair value of the assets or reporting unit. The Company assesses the current fair values of each reporting unit based on an income approach using discounted cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, and future earnings in addition to other factors. The fair value of the reporting unit is then compared to the carrying amount of the assets to quantify an impairment charge as of the assessment date for the excess of the carrying amount of the reporting unit's assets over the fair value of the reporting unit's assets.

        During 2008, the Company's operating performance declined as compared to the prior year and the share price and market capitalization was depressed as compared to book value. The analyses also took into consideration the ongoing transition taking place in the Company's strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. As a result of the impairment analysis performed, the Company determined the entire carrying value of goodwill was impaired during the fourth quarter of 2008.

        The following table shows the changes in the carrying amount of goodwill attributable to each applicable segment:

	Theatre	Lighting	Total
Balances at December 31, 2006	$1,794,426	—	$1,794,426
Increase due to acquisition	1,193,161	91,000	1,284,161
Impairment charge	(639,466)	—	(639,466)
Change in foreign currency exchange rates	(18,128)	—	(18,128)

Balances at December 31, 2007	2,329,993	91,000	2,420,993
Impairment charge	(2,223,282)	(91,000)	(2,314,282)
Change in foreign currency exchange rates	(106,711)	—	(106,711)

Balances at December 31, 2008	$—	—	$—

        Accordingly, the Company took a 2008 non-cash charge amounting to $2.3 million. The effect of the charge increased 2008 reported net loss and loss per share. A tax benefit related to the impairment charges taken during 2008 of $0.2 million was recognized.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

14.    Other Current Accrued Expenses

        The major components of other current accrued expenses are as follows:

	December 31,
	2009	2008
Employee related	$1,809,825	$1,221,450
Interest and taxes	571,366	524,883
Acquisition and related accruals	233,874	287,039
Post-retirement benefit obligation	17,342	22,006
Legal and professional fees	495,844	166,346
Other	494,892	618,080

Total	$3,623,143	$2,839,804

15.    Other Long Term Accrued Expenses

        The major components of long-term accrued expenses are as follows:

	December 31,
	2009	2008
Acquisition and related accruals	$92,371	$423,998
Post-retirement benefit obligation	342,669	352,359
Other	48,385	229,699

Total	$483,425	$1,006,056

16.    Debt

        The Company is party to a revolving credit facility (the "Credit Facility") with First National Bank of Omaha expiring March 31, 2010. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at December 31, 2009. The Company pays interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.5% at December 31, 2009) and pays a fee of 0.125% on the unused portion. No amounts are currently outstanding. The Company intends to obtain a similar credit facility prior to the expiration of its current line of credit.

17.    Income Taxes

        Income (loss) before income taxes consists of:

	Years Ended December 31,
	2009	2008	2007
United States	$(3,382,912)	$(5,670,768)	$(510,868)
Foreign	6,132,888	1,726,037	501,309

	$2,749,976	$(3,944,731)	$(9,559)

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

        Income tax expense (benefit) attributable to income from continuing operations consists of:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal expense (benefit)	$(1,763,604)	$(815,539)	$(369,069)
State expense (benefit)	(65,085)	4,286	(19,774)
Foreign expense	1,799,301	1,201,317	102,312
Deferred:
Federal expense (benefit)	727,052	(845,050)	35,067
State expense (benefit)	(3,750)	(120,286)	13,774
Foreign expense	(14,456)	(335,769)	—

	$679,458	$(911,041)	$(237,690)

        Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income (loss) from continuing operations as follows:

	Years Ended December 31,
	2009	2008	2007
Expected tax expense (benefit)	$934,992	$(1,341,208)	$(3,250)
State income taxes, net of federal effect	(45,431)	(76,560)	(3,960)
Foreign tax rates varying from 34%	(263,203)	—	—
Tax-exempt interest	(12,252)	(103,198)	(167,597)
Non-deductible goodwill	—	557,305	—
Other	65,352	52,620	(62,883)

	$679,458	$(911,041)	$(237,690)

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2009	2008
Deferred tax assets:
Non-deductible accruals	$292,049	$296,501
Inventory reserves	1,448,463	1,651,191
Warranty reserves	126,564	163,065
Net Operating Losses	157,455	116,000
Uncollectible receivable reserves	247,038	183,148
Accrued group health insurance claims	59,313	76,725
AMT credit carry forward	161,886	—
Unrealized loss on investments in securities	—	399,553
Stock compensation expense	69,404	144,747
Goodwill impairment	—	202,209
Depreciation and amortization	310,979	7,435
Other	176,659	65,972

Net deferred tax assets	3,049,810	3,306,546
Deferred tax liability—equity in loss of joint venture	(860,157)	(8,494)

Net deferred tax assets	$2,189,653	$3,298,052

        Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $7.7 million at December 31, 2009, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

        The Company follows Financial Accounting Standards Board ASC 740, Income Taxes as it pertains to uncertain tax positions. ASC 740 requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2008. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction's statute of limitations. The Company does not currently have any examinations in process. As of December 31, 2009, total unrecognized tax benefits amounted to approximately $0.1 million.

        Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax (benefit) expense in the consolidated statements of operations and were not material for the year ended December 31, 2009. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of December 31, 2009. The accruals largely related to state tax matters.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

18.    Note Receivable

        During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to $780,000 of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. At December 31, 2009, $210,111 was due from Digital Link.

        Only the payments received on the note receivable totaling $569,889 were recorded as revenue with the remaining amounts to be recognized as revenue in future periods when the cash is received from Digital Link as described in the note receivable arrangement or when collections from the Digital Link can be reasonably assured. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred.

19.    Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2009	2008	2007
Cash paid during the year for:
Interest	$9,964	$7,411	$28,672

Income taxes	$1,456,741	$683,491	$1,247,312

Non-cash investing activities:
Non-cash investment in joint venture	$—	$—	$2,543,771

20.    Stock Compensation

        The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $379,325, $271,498 and $81,325 for the years ended December 31, 2009, 2008 and 2007, respectively.

Options

        The Company currently maintains a 2005 Outside Directors Stock Option Plan which was approved by the Company's stockholders. During fiscal 2008, the Board of Directors made the decision to discontinue granting further stock options under this plan, however, there are outstanding stock options remaining under this plan. The Company also maintained a 1995 Employee Stock Option Plan which expired in 2005, however, there are outstanding stock options remaining under this expired plan.

        A 2001 Non-Employee Directors Stock Option Plan was discontinued in April 2009 by the Compensation Committee of the Board of Directors. No stock options remain outstanding under this plan.

        All past and future grants under the Company's stock option plans were granted at exercise prices based on the fair market value of the Company's common stock on the date of grant. The outstanding

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

options generally vested over periods ranging from zero to three years from the grant date and expired between 5 and 10 years after the grant date. No stock options were granted during the years ended December 31, 2009 and 2008, respectively.

        Earnings (loss) before income taxes included $0, $18,281 and $66,457 of share-based compensation expense related to stock options, with associated tax benefits of $0, $6,398 and $23,260 for the years ended December 31, 2009, 2008 and 2007 respectively. All stock options outstanding were fully vested as of January 1, 2009. Therefore, no share-based compensation expense was recorded during the twelve months ended December 31, 2009.

        The following table summarizes the Company's activities with respect to its stock options for the three years ended December 31, 2009 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	720,925	$3.77
Granted	—	—
Exercised	(121,250)	0.54
Forfeited	(155,925)	10.40

Outstanding at December 31, 2007	443,750	2.33
Granted	—	—
Exercised	(123,625)	0.73
Forfeited	(42,000)	7.30

Outstanding at December 31, 2008	278,125	2.29
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	278,125	$2.29	1.69	$480,450

Exercisable at December 31, 2009	278,125	$2.29	1.69	$480,450

        The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	2.33	$0.62	160,000	2.33	$0.62
4.25 to 4.75	118,125	0.82	4.55	118,125	0.82	4.55

$0.62 to 4.75	278,125	1.69	$2.29	278,125	1.69	$2.29

        As of December 31, 2009, all stock option awards were fully vested. Therefore, no unrecognized compensation cost related to non-vested stock option awards remained at December 31, 2009.

Restricted Stock Plans

        During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan was 250,000 shares. The plan expires in September 2010. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vested on January 1, 2009 with the remaining shares vesting on January 1, 2010 as the Company achieved certain earning thresholds, as defined within the restricted stock agreements. Additionally, during February of 2009, 64,491 shares of restricted stock were granted under this plan as partial payment under the Company's 2008 Short-Term Incentive Plan. At December 31, 2009, 131,509 shares remain available for issuance under the Plan.

        During 2008, the Company adopted and the stockholders approved, the Ballantyne Strong, Inc. Non-Employee Directors' Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors' Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 by a vote of the stockholders at the 2009 Annual Stockholders Meeting. During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan to the Board of Directors. These shares vested on May 21, 2009. During May 2009, the Company granted 27,000 restricted shares under the Non-Employee Plan to the Board of Directors. These shares vest the day after the Company's 2010 Annual Stockholders Meeting. Additionally, in April 2009, 18,889 restricted shares were issued in conjunction with an agreement entered into with a member of the Company's Board of Directors to provide consulting services. Subsequently, in September 2009, the consulting agreement was mutually terminated as the objectives of the agreement were achieved. As a result, 8,124 shares vested on the date of the termination agreement and the remaining 10,765 shares were cancelled and made available for future issuance in accordance with the Non-Employee Plan. At December 31, 2009, 199,876 shares remain available for issuance under the Plan.

        In connection with the restricted stock granted to certain employees and non-employee directors, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

statements. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

        As of December 31, 2009, the total unrecognized compensation cost related to non-vested restricted stock awarded was approximately $58,144 and is expected to be recognized over a weighted average period of 7.7 months.

        The following table summarizes restricted stock activity for the two years ended December 31, 2009:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at January 1, 2008	—	$—
Granted	69,000	4.48
Shares vested	—	—
Shares forfeited	—	—

Nonvested at December 31, 2008	69,000	$4.48
Granted	110,380	1.88
Shares vested	(52,124)	4.11
Shares forfeited	(10,765)	2.25

Nonvested at December 31, 2009	116,491	$2.38

        No restricted stock awards were granted during 2007.

        As of December 31, 2009, total unvested, restricted stock awards outstanding amounted to 116,491 shares.

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2009, 88,553 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

        The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $2.05 using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate—0.47%, dividend yield—0%, expected volatility—69.95% and expected life in years—1. The Company recorded $30,656, $4,197 and $14,868 of share-based compensation expense pertaining to the stock purchase plan with associated tax benefits of $10,730, $1,469 and $2,456 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the total unrecognized estimated compensation cost was $22,469 which is expected to be recognized over a period of 10 months.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

21.    Share Repurchase Program

        On November 12, 2008, the Company's Board of Directors approved a share repurchase program. Under the share repurchase program, the Company may repurchase up to $1.0 million of the Company's outstanding shares of common stock. As of December 31, 2009, the Company has repurchased 42,177 shares at a weighted-average cost of approximately $1.59 per share for a total cost of $67,226 which were recorded to treasury stock. No repurchases were made during fiscal 2009. At December 31, 2009, $932,775 remains available under the authorized program.

22.    Stockholder Rights Plan

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

23.    Related Party Transactions

        The Company sold digital theatre projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC ("LLC") for approximately $2.2, $3.7 and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The LLC in turn provides the digital theatre projection equipment to third party customers under operating lease agreements. Revenue recognized during 2009, 2008 and 2007, respectively was $1.2, $2.1 and $0.7 million. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.

24.    Foreign Exchange Contracts

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At December 31, 2009 and 2008, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $3.2 million and $0.6 million, respectively. The fair value of these open contracts amounted to approximately $0.02 and $0.03 million at December 31, 2009 and 2008, respectively. The Company has recorded approximately $19,600 and $34,800 of unrealized loss associated with these open contracts in its consolidated statement of operations at December 31, 2009 and 2008, respectively. No foreign exchange contracts were entered into during 2007.

25.    Commitments, Contingencies and Concentrations

a.    Bonus Plans

        The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the "Plan"). The Plan is an annual incentive program that provides certain officers and key employee's bonuses in the form of cash or restricted stock or a combination of both if the Company achieves

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined.

        The Company has recorded expenses related to the Plan of approximately $448,000, $149,000 and $54,000 for the years ended December 31, 2009, 2008 and 2007. The bonuses are generally paid through a distribution of cash and restricted stock.

b.    Retirement Plan

        The Company sponsors a defined contribution 401-K plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $163,000, $184,000 and $215,000, respectively.

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

        The following table sets forth the Plan's benefit obligations, fair value of plan assets, and funded status at December 31, 2009 and 2008:

	2009	2008
Reconciliation of benefit obligation
Benefit obligation at January 1	$304,713	$313,512
Interest cost	16,567	17,128
Benefits paid, net of contributions	(4,429)	(3,974)
Actuarial gain	(23,000)	(21,953)

Benefit obligation at December 31	(293,851)	$(304,713)

Fair value of plan assets at December 31	—	—

Funded status at end of year	(293,851)	$(304,713)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(17,342)	(22,006)
Noncurrent liabilities	(276,509)	(282,707)
Accumulated other comprehensive income	(110,665)	(93,658)

Net amount recognized	$(404,516)	$(398,371)

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

        Amounts recognized in accumulated other comprehensive income consists of:

	2009	2008
Net actuarial gain	$110,665	$93,658

Total accumulated other comprehensive income	$110,665	$93,658

        The accumulated benefit obligation for the Plan was $293,851 and $304,713 at December 31, 2009 and 2008, respectively. Net periodic benefit cost recognized in 2009, 2008 and 2007 was:

	2009	2008	2007
Interest cost	$16,567	$17,128	$17,574
Amortization of gain	(5,993)	(4,128)	(2,531)

Net periodic benefit cost recognized	$10,574	$13,000	$15,043

        Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Net actuarial gain	$23,000	$21,953	$63,618

Amortization of gain	$(5,993)	$(4,128)	$(2,531)

Total recognized in accumulated other comprehensive income	$17,007	$17,825	$61,087

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$27,581	$30,825	$76,130

        For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost in the amount of $7,007 is expected to be recognized in the next fiscal year.

        Weighted average assumptions used to determine benefit obligations at December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	6.5%	7.00%	7.50%

        Weighted average assumptions used to determine net benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Discount rate	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	6.5%	7.00%	7.50%

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$1,987	$(1,781)

Effect on the health care component of the accumulated postretirement benefit obligation	$33,756	$(30,244)

        For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually to 6.0% through 2011 and remain at that level thereafter.

	2009	2008	2007
Benefit cost	$10,574	$13,000	$15,043
Employer contribution	—	—	—
Plan participants' contributions	1,800	1,800	1,800
Benefits paid	6,229	5,774	6,764

        The Company expects to contribute $17,342 to its postretirement benefit plan in 2010.

        The benefits expected to be paid from the postretirement benefit plan in each year 2010-2014 are $17,342, $18,485, $19,553, $20,528 and $21,500, respectively. The aggregate benefits expected to be paid in the five years from 2015-2019 are $104,110. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31 and include estimated future employee service.

d.    Concentrations

        The Company's top ten customers accounted for approximately 49% of 2009 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 52% of net consolidated receivables at December 31, 2009. Sales to Regal Cinemas, Inc. and Vari International each represented approximately 10% of consolidated sales. Additionally, receivables from NEC and the China Film Jingdian Cinema Investment Company, Ltd represented approximately 9% and 16% of net consolidated receivables at December 31, 2009, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

        Through distribution agreements with NEC, the Company distributes Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements and some of which can be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If the Company is unable to maintain its relationship with NEC, the results would have a material adverse impact on its business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in the Company's manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

e.    Leases

        The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2012. These leases generally contain renewal options and the Company expects to renew or replace the leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $440,000, $316,000 and $126,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

        As part of the acquisition of Marcel Desrochers, Inc. on October 12, 2007, the Company entered into a lease agreement for the manufacturing facilities located in Canada which are primarily used for the manufacture of motion picture theatre screens. The term of the lease is for sixty months which expires on October 12, 2012.

        Future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 are as follows: 2010—$446,869; 2011—$420,616; 2012—$227,329; and 2013—$22,821.

f.    Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2009 and 2008 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company's policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.    Litigation

        During December 2009, the Company settled an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, in the Superior Court of the State of California, County of San Francisco. The settlement, including legal fees resulted in charges of $0.4 million during the year ended December 31, 2009.

        The Company is not a party to any outstanding legal actions as of the date of this report.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

26.    Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        As of December 31, 2009, the Company's operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company previously evaluated the performance of the segments based on reported segment gross profit. Prior year amounts have been reclassified to conform to the 2009 presentation. All intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

Summary by Business Segments

	2009	2008	2007
Net revenue
Theatre
Products	$65,186,543	$47,158,724	$42,883,762
Services	3,810,626	3,186,650	3,667,134

Total theatre	68,997,169	50,345,374	46,550,896
Lighting	3,121,840	4,260,868	4,268,437
Other	26,748	208,319	666,531

Total revenue	$72,145,757	$54,814,561	$51,485,864

Operating income (loss)
Theatre
Products	$9,993,972	$3,232,948	$4,052,735
Services	(451,392)	(1,907,083)	(251,861)

Total theatre	9,542,580	1,325,865	3,800,874
Lighting	69,702	189,714	276,912
Other	13,100	89,651	274,431

Total segment operating income	9,625,382	1,605,230	4,352,217
Unallocated general and administrative expenses	(5,972,140)	(5,665,733)	(4,785,289)
Interest, net	53,887	478,553	760,136
Equity in loss of joint venture	(889,997)	(683,311)	(245,703)
Other income (loss)	(67,156)	320,530	(90,920)

Income (loss) before income taxes	$2,749,976	$(3,944,731)	$(9,559)

Identifiable assets
Theatre
Products	$55,720,152	$45,842,050
Services	1,225,122	1,345,836

Total theatre	56,945,274	47,187,886
Lighting	3,264,975	3,664,039
Other	51	261,013

Total	$60,210,300	$51,112,938

Expenditures on capital equipment
Theatre
Products	$844,121	$511,568	$395,964
Services	59,698	282,911	184,951

Total theatre	903,819	794,479	580,915
Lighting	3,840	24,147	32,495

Total	$907,659	$818,626	$613,410

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Depreciation, amortization and impairment
Theatre
Products	$1,471,600	$4,312,839	$2,665,786
Services	242,618	265,818	60,220

Total theatre	1,714,218	4,578,657	2,726,006
Lighting	38,332	74,587	64,990

Total	$1,752,550	$4,653,244	$2,790,996

Gain (loss) on disposal of long-lived assets
Theatre
Products	$(16,911)	$15,285	$(165,338)
Services	—	—	—

Total theatre	(16,911)	15,285	(165,338)
Lighting	—	1,951	(1,048)
Other	—	258,170	—

Total	$(16,911)	$275,406	$(166,386)

Summary by Geographical Area

	2009	2008	2007
Net revenue
United States	$38,988,135	$36,587,451	$37,316,708
Canada	2,661,815	1,694,384	901,614
China	14,406,150	5,648,450	3,872,075
Asia (excluding China)	1,491,885	2,028,579	1,912,991
Mexico	7,385,709	3,938,821	3,471,576
South America	4,289,795	1,906,745	845,992
Europe	2,176,042	1,620,346	2,022,575
Other	746,226	1,389,785	1,142,333

Total	$72,145,757	$54,814,561	$51,485,864

Identifiable assets
United States	$43,982,105	$42,508,283
China	4,030,131	90,718
Asia (excluding China)	4,029,054	2,803,196
Canada	8,169,010	5,710,741

Total	$60,210,300	$51,112,938

        Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2009, 2008 and 2007

27.    Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net revenue	$17,143,453	$19,602,707	$16,552,036	$18,847,561
Gross profit	3,379,070	4,252,593	3,555,283	3,545,087
Net earnings(2)	541,719	933,921	543,096	51,782
Basic and diluted earnings per share:
Basic(3)	0.04	0.07	0.04	0.00
Diluted(3)	0.04	0.07	0.04	0.00
Stock price:
High	2.42	3.27	3.88	3.98
Low	0.88	1.80	2.02	3.08
2008:
Net revenue	$14,197,172	$13,643,105	$12,309,108	$14,665,176
Gross profit	2,309,881	2,049,855	2,146,120	2,287,656
Net loss(1)	(254,436)	(120,081)	(340,648)	(2,318,525)
Basic and diluted loss per share:
Basic(3)	(0.02)	(0.01)	(0.02)	(0.17)
Diluted(3)	(0.02)	(0.01)	(0.02)	(0.17)
Stock price:
High	5.97	5.20	4.70	2.23
Low	4.02	3.85	1.55	0.99

(1)
During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge within the theatre and lighting segments of approximately $2.3 million.

(2)
During the fourth quarter of 2009, the Company settled a lawsuit resulting in a charge of approximately $0.3 million during the quarter.

(3)
Earnings (loss) per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total for the year.

Schedule II

Ballantyne Strong, Inc.

and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning of year	Charged to costs and expenses	Amounts Written off(1)	Balance at end of year
Allowance for doubtful accounts and notes
Year ended December 31, 2009—
Allowance for doubtful accounts	$195,141	32,358	(22,185)	205,314

Year ended December 31, 2008—
Allowance for doubtful accounts	$534,526	44,602	(383,987)	195,141

Year ended December 31, 2007—
Allowance for doubtful accounts	$498,783	63,517	(27,774)	534,526

Inventory reserves
Year ended December 31, 2009—
Inventory reserves	$2,791,644	523,015	(649,223)	2,665,436

Year ended December 31, 2008—
Inventory reserves	$1,901,038	1,246,867	(356,261)	2,791,644

Year ended December 31, 2007—
Inventory reserves	$1,534,874	667,587	(301,423)	1,901,038

(1)
The deductions from reserves are net of recoveries.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A(T).  Controls and Procedures

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

2.    Internal Control over Financial Reporting

        (a) Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that requires the Company to provide only management's report in the annual report.

        (b) Changes in Internal Control over Financial Reporting

        Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

        None

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010.

Item 11.  Executive Compensation

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010.

Item 14.  Principal Accounting Fees and Services

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010.

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
Exhibits—See Exhibit Index on page 78.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN S. HERRMANN
	John Wilmers, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: March 23, 2010		Date: March 23, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II (1) William F. Welsh, II, Chairman
Date:	March 23, 2010
By:	/s/ ALVIN ABRAMSON (1) Alvin Abramson, Director
Date:	March 23, 2010
By:	/s/ CHRISTOPHER E. BEACH (1) Christopher E. Beach, Director
Date:	March 23, 2010
By:	/s/ MARC E. LEBARON (1) Marc E. LeBaron, Director
Date:	March 23, 2010
By:	/s/ MARK D. HASEBROOCK (1) Mark D. Hasebroock, Director
Date:	March 23, 2010
By:	/s/ STEVEN J. SCHUSTER Steven J. Schuster, Director
Date:	March 22, 2010
(1) By:	/s/ KEVIN S. HERRMANN Kevin S. Herrmann, Attorney-In-Fact
Date:	March 23, 2010

EXHIBIT INDEX

3.1	Certificate of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Form S-8, File No. 333-139177 (the "Form S-8").
3.1.1	First Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Form S-8).
3.1.2	Second Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Form S-8).
3.1.3	Third Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.3 to the Form S-8).
3.1.4	Fourth Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to the Form 10-Q for the quarter ended June 30, 2009).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-8).
3.2.1	First Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 to the Form S-8).
3.2.2	Second Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2.2 to the Form S-8).
3.2.3	Third Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2.3 to the Form S-8).
3.2.4	Fourth Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 99.1 to the Form 8-K as filed on May 1, 2007).
3.3
Stockholder Rights Agreement dated May 25, 2000 between the Company and Mellon Investor Services, L.L.C. (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 1 to the Form 8-A12B as filed on May 26, 2000).
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
4.2.12
Tenth Amendment to the Revolving Credit Agreement dated August 28, 2009 between the Company and First National Bank of Omaha, Inc. (incorporated by reference to Exhibit 4.2.12 to the Form 10-Q for the quarter ended September 30, 2009).
10.1	Ballantyne of Omaha, Inc. Restricted Stock Plan (incorporated by reference to Appendix D to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.2	Ballantyne of Omaha, Inc. 2005 Outside Directors Stock Option Plan (incorporated by reference to Appendix C to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.3	Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Schedule 14A Definitive Proxy Statement for the Company's 2008 Annual Meeting).*
10.4	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Schedule 14A Definitive Proxy Statement for the Company's 2005 Annual Meeting).*
10.6	2009 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2009).*
10.6.2	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Form 8-K as filed on November 13, 2008).*

10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD (incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 2006).
10.9	Asset Purchase Agreement between the Company and National Cinema Service Corp. dated June 30, 2006 (incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended June 30, 2006).
10.10	Authorized Digital Cinema Reseller Master Agreement between the Company and NEC Display Solutions of America, Inc. •
10.11	Definitive Agreement between the Company and NEC Viewtechnology Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.12	Equipment Purchase Agreement between the Company and Digital Link, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).
10.13	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link, LLC (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 10, 2007 (incorporated by reference to the Form 8-K/A as filed on December 20, 2007).
10.15	Asset Purchase Agreement between the Company and Marcel Desrochers, Inc. dated October 12, 2007 (incorporated by reference to the Form 8-K/A as filed on December 28, 2007).
10.16	Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Schedule 14A Definitive Proxy Statement for the Company's 2008 Annual Meeting). *
10.17	Guaranty Agreement between Company and NEC Financial Services, LLC (incorporated by reference to Exhibit 10.17 to the Form 10-K/A for the year ended December 31, 2008).
10.18	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan. •
10.19	Agreement entered into by Company for sale of remaining outstanding auction-rate securities (incorporated by reference to Exhibit 10.19 to the Form 10-Q for the quarter ended June 30, 2009).
10.20	Termination agreement entered into between the Company and Christopher E. Beach (incorporated by reference to Exhibit 10.20 to the Form 10-Q for the quarter ended September 30, 2009).
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	American West Beijing Trading Company, Ltd.	China

23	Consent of KPMG LLP. •
24	The Power of Attorney authorizing John P. Wilmers and/or Kevin Herrmann to sign the Annual Report on Form 10-K for fiscal 2009 on behalf of non-management directors. •
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

*
Management contract or compensatory plan.

•
Filed herewith.