Form 10-Q
period 2010-03-31
BALLANTYNE STRONG, INC.
filed 2010-05-14
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(402) 453-4444

(Registrant’s telephone number, including area code:)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 7, 2010
Common Stock, $.01, par value	14,184,724 shares

i

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$22,752,101	$23,589,025
Restricted cash	442,766	442,766
Accounts receivable (less allowance for doubtful accounts of $220,035 and $205,314, respectively)	18,704,644	8,877,980
Unbilled revenue	2,421,109	1,894,075
Inventories, net	12,298,126	12,987,048
Recoverable income taxes	1,836,016	1,850,699
Deferred income taxes	2,010,028	1,943,679
Consignment inventory	721,936	486,527
Other current assets	1,231,724	667,592
Total current assets	62,418,450	52,739,391
Investment in joint venture	2,058,040	2,216,638
Property, plant and equipment, net	3,608,494	3,612,935
Intangible assets, net	1,021,080	1,103,128
Other assets	17,257	17,257
Deferred income taxes	604,781	520,951
Total assets	$69,728,102	$60,210,300
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,723,762	$9,768,896
Other accrued expenses	3,383,652	3,623,143
Customer deposits	3,452,012	2,295,946
Income tax payable	508,326	1,246,247
Total current liabilities	25,067,752	16,934,232
Deferred income taxes	277,614	274,977
Other accrued expenses, net of current portion	473,517	483,425
Total liabilities	25,818,883	17,692,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,324,706 shares in 2010 and 16,283,676 shares in 2009	163,247	162,836
Additional paid-in capital	35,485,509	35,332,787
Accumulated other comprehensive income (loss):
Foreign currency translation	(46,516)	(286,086)
Minimum pension liability	110,665	110,665
Retained earnings	23,578,994	22,580,144
	59,291,899	57,900,346
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)
Total stockholders’ equity	43,909,219	42,517,666
Total liabilities and stockholders’ equity	$69,728,102	$60,210,300

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2010 and 2009

	2010	2009
Net revenues	$25,337,509	$17,143,453
Cost of revenues	21,041,973	13,764,383
Gross profit	4,295,536	3,379,070
Selling and administrative expenses:
Selling	714,835	668,399
Administrative	2,000,783	2,076,660
Total selling and administrative expenses	2,715,618	2,745,059
Income from operations	1,579,918	634,011

Interest income	3,765	41,130
Interest expense	(7,817)	(8,113)
Equity in loss of joint venture	(158,598)	(184,512)
Other income (expense), net	(44,017)	181,237
Earnings before income taxes	1,373,251	663,753
Income tax expense	(374,401)	(122,034)
Net earnings	$998,850	$541,719
Basic earnings per share	$0.07	$0.04
Diluted earnings per share	$0.07	$0.04

Weighted average shares outstanding:
Basic	14,074,997	13,988,206
Diluted	14,271,617	14,111,509

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net earnings	$998,850	$541,719
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for doubtful accounts	19,469	23,587
Provision for obsolete inventory	90,445	147,643
Depreciation of other assets	99,593	148,691
Depreciation of property, plant and equipment	191,511	217,498
Amortization of intangibles	107,182	93,177
Equity in loss of joint venture	158,598	184,512
Deferred income taxes	(154,176)	(454,871)
Share-based compensation expense	89,121	48,081

Changes in assets and liabilities:
Accounts receivable	(8,513,681)	(5,124,365)
Unbilled revenue	(1,770,926)	—
Inventories	652,963	228,047
Consignment inventory	(335,002)	41,783
Other current assets	(561,944)	(888,474)
Accounts payable	7,928,010	2,828,569
Other accrued expenses	(171,286)	510,088
Customer deposits	1,153,720	1,316,466
Current income taxes	(769,313)	(78,018)
Other assets	—	—
Net cash used in operating activities	(786,866)	(215,867)
Cash flows from investing activities:
Investment in joint venture	—	9,328
Increase in restricted investments	—	—
Capital expenditures	(148,206)	(274,847)
Proceeds from sales of investments in securities	—	450,000
Net cash provided by (used in) investing activities	(148,206)	184,481
Effect of exchange rate changes on cash and cash equivalents	98,148	(43,644)
Net decrease in cash and cash equivalents	(836,924)	(75,030)
Cash and cash equivalents at beginning of year	23,589,025	11,424,984
Cash and cash equivalents at end of year	$22,752,101	$11,349,954

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

1.  Nature of Operations

On May 20, 2009, the Company amended its Certificate of Incorporation to change the Company’s name from Ballantyne of Omaha, Inc. to Ballantyne Strong, Inc. (“Ballantyne” or the “Company”) to align the Company with a name known to a majority of the Company’s customers and to provide branding to the trademark name “Strong.”

Ballantyne, a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong / MDI Screen Systems, Inc., and the American West Beijing Trading Company, Ltd., design, develop, manufacture, service and distribute theatre and lighting systems. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year-ended December 31, 2009.

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

Use of Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Certain 2009 amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2010 presentation.

No changes were made to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPE) for consolidation, changes to approach to determining a Variable Interest Entities (VIE) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 829-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter ended March 31, 2010, the Company provided new disclosures, as applicable to its fair value instruments. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to the Company.

3.  Earnings Per Common Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
Basic earnings per share:
Earnings applicable to common stock	$998,850	$541,719
Weighted average common shares outstanding	14,074,997	13,988,206
Basic earnings per share	$0.07	$0.04
Diluted earnings per share:
Earnings applicable to common stock	$998,850	$541,719
Weighted average common shares outstanding	14,074,997	13,988,206
Assuming conversion of options and restricted stock awards outstanding	196,620	123,303
Weighted average common shares outstanding, as adjusted	14,271,617	14,111,509
Diluted earnings per share	$0.07	$0.04

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, options to purchase 118,125 shares of common stock at a weighted average price of $4.55 per share were outstanding, but were not included in the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common shares. These options expire between May 2010 and May 2011. For the three months ended March 31, 2009, options to purchase 133,125 shares of common stock at a weighted average price of $4.54 per share were outstanding, but were not included in the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common shares.

4.  Comprehensive Income

The accumulated other comprehensive income (loss), net, shown in the Company’s condensed consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three Months Ended March 31,
	2010	2009
Comprehensive income:
Net earnings	$998,850	$541,719
Other comprehensive income:
Unrealized gain on investment in securities, net of tax	—	248,885
Foreign currency translation adjustment	239,570	(80,784)
Total comprehensive income	$1,238,420	$709,820

5.  Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. The Company accrues for warranty costs at the time of sale or repair, when events dictate that additional accruals are necessary.

	Three Months Ended March 31,
	2010	2009
Warranty accrual at beginning of period	$378,145	$491,556
Charged to expense	89,951	152,884
Amounts written off, net of recoveries	(113,615)	(134,664)
Warranty accrual at end of period	$354,481	$509,776

6.  Digital Link II Joint Venture

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

Summarized financial data for the LLC is as follows (unaudited):

Balance Sheet	March 25, 2010	December 25, 2009
Current assets	$1,099,431	$876,801
Property, plant and equipment, net	16,005,315	12,935,437
Current liabilities	7,440,981	3,046,981
Non-current liabilities	4,848,845	5,574,220
Equity	$4,814,920	$5,191,037

	Three Months Ended March 25,
Statement of Operations	2010	2009
Depreciation	$393,995	$343,742
Other expense	156,239	136,287
Gain on sale of equipment	(174,117)	—
Net loss	$376,117	$480,029

The Company accounts for its investment by the equity method. Under this method, the Company records its proportionate share of LLC net income or loss based on the most recently available financial statements. The Company’s portion of losses of the LLC amounted to approximately $0.2 million for the three months ended March 31, 2010 and 2009 respectively.

The Company sold digital theatre projection equipment, in the normal course of business, to the LLC for approximately $4.5 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. The LLC in turn provides the digital projection equipment to third party customers under operating lease agreements. Revenue recognized by Ballantyne during 2010 and 2009, respectively, was $4.0 and $1.8 million. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.

Guarantees

During 2009 and 2008, the Company and RealD provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.25%. The following table summarizes the Company’s guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of 03/31/10
July-08	7.00%	$1,329,125	44.40%	$590,132	$277,529
November-08	7.20%	756,440	44.40%	335,860	131,406
November-08	7.00%	1,142,239	44.40%	507,154	308,320
January-09	7.20%	265,538	44.40%	117,899	56,054
April-09	7.20%	1,039,646	44.40%	461,602	238,392
September-09	7.00%	184,098	44.40%	81,739	69,949
October-09	7.25%	152,850	44.40%	67,865	59,091
		$4,869,936		$2,162,251	$1,140,741

Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The guarantees will expire at the time each loan is paid off. The fair value of the obligations undertaken by issuing the guarantees was not material to the condensed consolidated financial statements as of March 31, 2010.

During March 2010, the Company and RealD provided additional guarantees to notes payable entered into by the LLC. Pursuant to the terms of loan agreements, the LLC will borrow approximately $3.0 million to be repaid over a 24 month term bearing interest equal to 7.46% per annum. Equal payments of principal and interest will be due from the LLC to the lender on a monthly basis. Ballantyne, as a 44.4% owner of the LLC, will guarantee 44.4% of the loan amounts or approximately $1.3 million plus

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

interest.  The loans are secured by a security interest on the equipment granted to the lender under a security agreement between the lender and the LLC. The guarantees expire at the time each loan is paid off. The notes payable were not funded as of March 31, 2010.

7.  Investments

During 2009, the Company had certain investments in auction-rate securities which were classified as available-for-sale securities and accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In June 2009, the Company entered into a settlement agreement with a financial institution with whom the Company had a banking relationship to sell, at the Company’s option, all or a portion of its outstanding auction-rate securities (“ARS”) at par, plus accrued interest. The settlement agreement provided for a provision on confidentiality and a release of the financial institution from claims related to the Company’s purchase, ownership and sale of the securities. In June 2009 the Company sold its remaining outstanding ARS under the terms of the settlement agreement which amounted to $9,375,000 plus interest accrued.

During the three months ended March 31, 2009, $450,000 of the ARS securities were sold through the normal auction process.

8.  Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses equal or approximate their fair values due to the short-term nature of these instruments. The estimated fair values and related assumptions used to estimate fair value of the Company’s financial instruments are disclosed below.

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

9.  Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials and components	$4,332,557	$4,714,956
Work in process	703,935	169,707
Finished goods	7,261,634	8,102,385
	$12,298,126	$12,987,048

The inventory balances are net of reserves of approximately $2,729,000 and $2,665,000 as of March 31, 2010 and December 31, 2009, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

10.  Income Taxes

Income taxes are accounted for under the asset and liability method.  The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary.  As of March 31, 2010, a valuation allowance has not been recorded.  However, if the Company experiences difficulties in achieving its forecasts of taxable income, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations.  The Company has recorded a receivable for the amount of an income tax refund due to the Company as a result of the carry back of certain operating losses to previous year’s taxable income.

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 27.3% and 18.4% for the three months ended March 31, 2010 and 2009, respectively.  The effective rate change from year to year is a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings (losses) by tax jurisdiction.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $6.2 million at March 31, 2010 and as such, earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The Company follows Financial Accounting Standards Board ASC 740, Income Taxes as it pertains to uncertain tax positions. ASC 740 requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2008. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of March 31, 2010, total unrecognized tax benefits amounted to approximately $0.1 million.

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the year ended March 31, 2010. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of March 31, 2010. The accruals largely related to state tax matters.

11.  Supplemental Cash Flow Information

Supplemental disclosures to the condensed consolidated statements of cash flows are as follows:

	Three Months Ended March 31,
	2010	2009
Cash paid during the year for:
Interest	$3,193	$673
Income taxes	$1,369,786	$665,355

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

12.  Stock Compensation

The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $89,121 and $48,081 for the three months ended March 31, 2010 and 2009, respectively.

Options

The Company currently maintains a 2005 Outside Directors Stock Option Plan which was approved by the Company’s stockholders. During fiscal 2008, the Board of Directors made the decision to discontinue granting further stock options under this plan, however, there are outstanding stock options remaining under this plan. The Company also maintained a 1995 Employee Stock Option Plan which expired in 2005, however, there are outstanding stock options remaining under this expired plan.

All past and future grants under the Company’s stock option plans were granted at exercise prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expired between 5 and 10 years after the grant date. No stock options were granted during the three months ended March 31, 2010 and 2009, respectively.

All stock options outstanding were fully vested as of January 1, 2009.  Therefore no share-based compensation expense was recorded during the three months ended March 31, 2010 and 2009, respectively, and no unrecognized compensation cost related to non-vested stock option awards remained at March 31, 2010.

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2010 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	278,125	$2.29
Granted	—	—
Exercised	—
Forfeited	—	—
Outstanding at March 31, 2010	278,125	$2.29	1.44	$830,091
Exercisable at March 31, 2010	278,125	$2.29	1.44	$830,091

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2010.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

	Options Outstanding at March 31, 2010			Options Exercisable at March 31, 2010
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	2.08	$0.62	160,000	2.08	$0.62
$4.25 to 4.75	118,125	0.57	4.55	118,125	0.57	4.55
$0.62 to 4.75	278,125	1.44	$2.29	278,125	1.44	$2.29

Restricted Stock Plans

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

and the terms of such awards. The total number of shares reserved for issuance under the plan was 250,000 shares. The plan expires in September 2010. At March 31, 2010, 90,479 shares remain available for issuance under the Plan.

During 2008, the Company adopted and the stockholders approved, the Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors’ Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 by a vote of the stockholders at the 2009 Annual Stockholders Meeting. At March 31, 2010, 199,876 shares remain available for issuance under the Plan.

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

As of March 31, 2010, the total unrecognized compensation cost related to non-vested restricted stock awarded was $34,548 and is expected to be recognized over a weighted average period of 6.8 months.

The following table summarizes restricted stock activity for the three months ended March 31, 2010:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2009	116,491	$2.38
Granted	—	—
Shares vested	(25,000)	4.50
Shares forfeited	—	—
Nonvested at March 31, 2010	91,491	$1.80

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At March 31, 2010, 88,553 shares of common stock remained available for issuance under the Plan. The Plan expires in October 2010.

The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $1.81 using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate—0.41%, dividend yield—0%, expected volatility—57.74% and expected life in years—1. The Company recorded $7,417 and $5,347 of share-based compensation expense pertaining to the stock purchase plan with associated tax benefits of $627 and $385 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the total unrecognized estimated compensation cost was $11,910 which is expected to be recognized over a period of seven months.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

14.  Related Party Transactions

The Company sold digital projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC (“LLC”) for approximately $4.3 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. The LLC in turn provides the digital projection equipment to third party customers under operating lease agreements. Revenue recognized during 2010 and 2009, respectively, was $4.0 and $1.8 million. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.

15.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At March 31, 2010, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $3.6 million. The Company has recorded approximately $0.01 million of unrealized loss associated with these open contracts in its consolidated statement of operations at March 31, 2010.

16.  Bonus Plans

The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the “Plan”). The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain goals. Each payout is further subject to the achievement of certain individual goals, as defined.

The Company has recorded expenses related to the Plan of approximately $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The bonuses are generally paid through a distribution of cash and restricted stock.

17.  Concentrations

The Company’s top ten customers accounted for approximately 67% of 2010 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 70% of net consolidated receivables at March 31, 2010. Sales to China Film Jingdian Cinema Investment Company, LTD and Digital Link II represented approximately 15% and 11% of consolidated sales, respectively. Additionally, receivables from these two customers represented approximately 15% and 20% of net consolidated receivables at March 31, 2010, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Through distribution agreements with NEC, the Company distributes Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements, some of which can be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If the Company is unable to maintain its relationship with NEC, the results would have a material adverse impact on its business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in the Company’s manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

18.  Litigation

During December 2009, the Company settled an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, in the Superior Court of the State of California, County of San Francisco. The settlement, including legal fees resulted in charges of $0.4 million during the year ended December 31, 2009.  All amounts were paid in February 2010.

The Company is not a party to any outstanding legal actions as of March 31, 2010.

19.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2010, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamp houses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company previously evaluated the performance of the segments based on reported segment gross profit. Prior year amounts have been reclassified to conform to the 2010 presentation. All intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

Summary by Business Segments

	Three Months Ended March 31,
	2010	2009
Net revenue
Theatre
Products	$23,802,377	$15,712,161
Services	892,156	796,525
Total theatre	24,694,533	16,508,686
Lighting	642,976	622,670
Other	—	12,097
Total revenue	$25,337,509	$17,143,453

Operating income
Theatre
Products	$3,163,625	$2,349,739
Services	(149,920)	(23,840)
Total theatre	3,013,705	2.325,899
Lighting	(24,809)	(61,237)
Other	—	6,711
Total segment operating income	2,988,896	2,271,373
Unallocated general and administrative expenses	(1,408,978)	(1,637,362)
Interest, net	(4,052)	33,017
Equity in loss of joint venture	(158,598)	(184,512)
Other income (loss)	(44,017)	181,237
Income before income taxes	$1,373,251	$663,753

Expenditures on capital equipment
Theatre
Products	$135,425	$272,944
Services	11,016	—
Total theatre	146,441	272,944
Lighting	1,765	1,903
Total	$148,206	$274,847

Depreciation, amortization and impairment
Theatre
Products	$335,896	$377,035
Services	39,791	67,812
Total theatre	375,687	444,847
Lighting	22,599	14,519
Total	$398,286	$459,366

Identifiable assets
Theatre
Products	$65,776,925	$55,720,152
Services	701,316	1,225,122
Total theatre	66,478,241	56,945,274
Lighting	3,249,861	3,264,975
Other	—	51
Total	$69,728,102	$60,210,300

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2010 and 2009

Summary by Geographical Area

	2010	2009
Net revenue
United States	$14,337,346	$9,982,041
Canada	1,156,899	661,369
China	4,799,382	1,169,673
Asia (excluding China)	321,937	609,631
Mexico	2,117,184	2,491,608
South America	2,015,594	1,436,329
Europe	560,571	763,500
Other	28,596	29,302
Total	$25,337,509	$17,143,453

	March 31, 2010	December 31, 2009
Identifiable assets
United States	$49,757,772	$43,982,105
China	7,195,555	4,030,131
Asia (excluding China)	4,029,054	4,029,054
Canada	8,745,721	8,169,010
Total	$69,728,102	$60,210,300

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management’s discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

We are a manufacturer, distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment Lighting segment.

We have two primary reportable core operating segments: theatre and lighting. Approximately 97% of fiscal year 2010 sales were from theatre products and approximately 3% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

Net revenues during the three months ended March 31, 2010 rose to $25.3 million from $17.1 million during the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009
Theatre
Products	$23,802,377	$15,712,161
Services	892,156	796,525
Total theatre revenues	24,694,533	16,508,686
Lighting	642,976	622,670
Other	—	12,097
Total net revenues	$25,337,509	$17,143,453

Theatre Segment

Sales of theatre products and services increased to $24.7 million in 2010 from $16.5 million in 2009.

Digital Product Sales

Sales of digital products rose to $13.9 million from $5.9 million in 2009 as the industry change to digital projection equipment continues to accelerate. We believe the increased demand resulted from movie exhibitors wanting to show movies in 3D digital format as they believed that 3D movies result in higher box office receipts. We also believe the demand for digital equipment will continue to increase not only for the 3D benefits but also for such potential benefits as additional advertising and being able to project more alternative entertainment at the movie theatres. The majority of the increase in digital sales resulted from sales of digital projectors and servers; however, sales of digital lamps also rose to $1.2 million in 2010 from $0.7 million in 2009.

Film Product Sales

Sales of film projection equipment rose to $3.5 million in 2010 from $3.1 million a year-ago largely due to export sales. However, due to the industry transition to digital cinema, we expect sales of new film equipment to decline over time.

Sales of film replacement parts declined to $1.5 million during 2010 from $1.9 million during a year-ago. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is replaced during the full digital cinema rollout.

Sales of xenon lamps were $1.4 compared to $1.5 million a year-ago. As with replacement parts, the decline in sales of film lamps due to the digital rollout is expected to be at a slower pace in comparison to film projectors. However, unlike replacement part sales, we do not expect the used equipment market to significantly impact the sale of lamps.

Screen Product Sales

We generated screen sales of $3.5 million in 2010 compared to $3.2 million a year-ago due to higher demand for the special “silver” screens needed for certain digital 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special “silver” screens that we manufacture and which, as discussed earlier, are driving the growth of the product line.

Service Revenues

Service revenues increased in 2010 to $0.9 million from $0.8 million a year-ago. Revenues generated from servicing film equipment amounted to $0.6 million in 2010 compared to $0.5 million a year-ago while revenues generated from servicing digital equipment amounted to $0.3 million in both periods.

Lighting Segment

Sales of lighting products were consistent with a year-ago at $0.6 million. Sales of follow spotlights fell to $0.3 million from $0.4 million a year-ago. Sale of replacement parts were flat at $0.1 million in 2010. Sales of all other lighting products, including but not limited to xenon lamps, sky trackers, britelights and nocturns amounted to $0.2 million in 2010 compared to $0.1 million in 2009. Lighting products have been impacted by the effects of the troubled credit markets as a significant portion of the business is dependent on the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $11.0 million in 2010 from $7.2 million in 2009 resulting primarily from increased sales in China. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $4.3 million in 2010 from $3.4 million a year-ago but as a percent of total revenue decreased to 17.0% from 19.7% in 2009. Gross profit in the theatre segment decreased to $4.1 million in 2010 from $3.2 million in 2009 and as a percentage of theatre sales decreased to 16.7% from 19.5% a year-ago. We expected our gross margin as a percentage of revenues to decrease and also expect it to decrease in the future due to increased sales of digital projection equipment which carry lower margins compared to most of our other products. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs. The timing of this is dependent on the timing of the digital cinema rollout.

The gross profit in the lighting segment amounted to $0.2 million or 27.1% as a percentage of revenues in 2010 compared to $0.2 million or 24.5% as a percentage of revenues in 2009.

Selling Expenses

Selling expenses were consistent with a year-ago at $0.7 million during the quarter, however as a percentage of revenues decreased to 2.8% from 3.9% a year-ago. As our digital sales increase, we expect selling expenses to continue to drop as a percentage of revenues.

Administrative Expenses

Administrative expenses decreased to $2.0 million in 2010 from $2.1 million in 2009 and as a percent of total revenue decreased to 7.9% in 2010 from 12.1% in 2009. We did experience some increases in administrative expenses during the quarter from the growth of our Beijing and Screen company growth, however these were offset by approximately $0.2 million of termination benefits in the year-ago period.

Other Financial Items

Our results for 2010 reflect a loss of approximately $159,000 pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to approximately $185,000 a year-ago and was lower due to a gain recorded during the quarter on the sale of equipment to customers of projectors previously deployed in the LLC.

Other expense amounted to approximately $44,000 in 2010 compared to income of $181,000 in 2009. The results primarily reflect the impact of transaction gains arising from foreign exchange fluctuations during the year due to the U.S. dollar decreasing versus the Canadian dollar.

We recorded income tax expense of approximately $0.4 million in 2010 compared to $0.1 million in 2009. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 27.3% for 2010, compared to 18.4% in 2009. The effective tax rate change from year to year results from differing foreign and U.S. tax rates applied to respective pre-tax earnings (losses) by tax jurisdiction.

For the reasons outlined herein, we generated net earnings of approximately $1.0 million and basic and diluted earnings per share of $0.07 in 2010, respectively, compared to $0.5 million during 2009 and basic and diluted earnings per share of $0.04 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $22.8 million compared to $23.6 million at December 31, 2009.

We are party to a revolving credit facility with First National Bank of Omaha expiring June 1, 2010. The credit facility provides for borrowings up to the lesser of $4.0 million or amounts determined by an asset-based lending formula, as defined. Borrowings available under the credit facility amounted to $4.0 million at March 31, 2010. We pay interest on outstanding amounts equal to the Prime Rate plus 0.25% (3.5% at March 31, 2010) and pay a fee of 0.125% on the unused portion. The credit facility contains certain restrictions primarily related to restrictions on acquisitions and dividends. All of our personal property and certain stock in our subsidiaries secure the credit facility. No amounts are currently outstanding. We intend to obtain a similar credit facility prior to the expiration of the current line of credit.

Net cash used in operating activities amounted to $0.8 million in 2010 compared to $0.2 million in 2009. The results primarily reflect a $10.3 million increase in receivables and unbilled revenue offset to a degree by an increase in accounts payable and customer deposit balances of $7.9 million and $1.2 million, respectively. The respective changes pertain to increased purchases and sales of digital products which also carry a higher price point reflecting the transition taking place in the theatre exhibition industry.

Net cash used in investing activities amounted to $0.1 million in 2010 compared to cash provided by investing activities of $0.2 million in 2009. The change primarily resulted from the liquidation, at par, of approximately $0.5 million of auction-rate securities during the 2009 period. During 2010, we incurred capital expenditures of $0.2 million compared to $0.3 million in the year-ago 2009 period.

Transactions with Related and Certain Other Parties

We sold digital projection equipment, in the normal course of business, to our joint venture, Digital Link II, LLC (“LLC”) for approximately $4.3 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. The LLC in turn provides the digital projection equipment to third party customers under operating lease agreements. Revenue recognized during 2010 and 2009, respectively was $4.0 million and $1.8 million. Revenue recognized by our Company on the sale transaction to DL II is limited by our 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 67% of 2010 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 70% of net consolidated receivables at March 31, 2010. Sales to China Film Jingdian Cinema Investment Company, LTD and Digital Link II represented approximately 15% and 11% of consolidated sales, respectively. Additionally, receivables from these two customers represented approximately 15% and 20% of net consolidated receivables at March 31, 2010, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our Company’s business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Through distribution agreements with NEC, we distribute Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements, some of which can be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If we are unable to maintain our relationship with NEC, the results would have a material adverse impact on our business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in our manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. We use a single manufacturer for each of our intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although we have not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on our Company until alternative manufacturing arrangements are secured.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the period ended March 31, 2010, we had recorded approximately $0.01 million of unrealized loss associated with these open contracts in our consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2010	2011	2012	2013	2014	Thereafter
Non-competition agreement	$50,000	$—	$50,000	$—	$—	$—	$—
Postretirement benefits	197,977	13,801	18,485	19,553	20,528	21,500	104,110
Operating leases	1,068,753	353,447	445,009	246,411	22,821	1,065	—
Contractual cash obligations	$1,316,730	$367,248	$513,494	$265,964	$43,349	$22,565	$104,110

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

Guarantees

During 2009 and 2008, the Company and RealD provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.25%. The following table summarizes the Company’s guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of 03/31/10
July-08	7.00%	$1,329,125	44.40%	$590,132	$277,529
November-08	7.20%	756,440	44.40%	335,860	131,406
November-08	7.00%	1,142,239	44.40%	507,154	308,320
January-09	7.20%	265,538	44.40%	117,899	56,054
April-09	7.20%	1,039,646	44.40%	461,602	238,392
September-09	7.00%	184,098	44.40%	81,739	69,949
October-09	7.25%	152,850	44.40%	67,865	59,091
		$4,869,936		$2,162,251	$1,140,741

Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The guarantees will expire at the time each loan is paid off. The fair value of the obligations undertaken by issuing the guarantees was not material to the condensed consolidated financial statements as of March 31, 2010.

During March 2010, the Company and RealD provided additional guarantees to notes payable entered into by the LLC. Pursuant to the terms of loan agreements, the LLC will borrow approximately $3.0 million to be repaid over a 24 month term bearing interest equal to 7.46% per annum. Equal payments of principal and interest will be due from the LLC to the lender on a monthly basis. Ballantyne, as a 44.4% owner of the LLC, will guarantee 44.4% of the loan amounts or approximately $1.3 million plus interest.  The loans are secured by a security interest on the equipment granted to the lender under a security agreement between the lender and the LLC. The guarantees expire at the time each loan is paid off. The notes payable were not funded as of March 31, 2010.

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

Litigation

During December 2009, the Company settled an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, in the Superior Court of the State of California, County of San Francisco. The settlement, including legal fees resulted in charges of $0.4 million during the year ended December 31, 2009.  All amounts were paid in February of 2010.

The Company is not a party to any outstanding legal actions as of March 31, 2010.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10K for our year ended December 31, 2009.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former Qualifying Special Purpose Entity (QSPE) for consolidation, changes to approach to determining a Variable Interest Entities (VIE) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement is effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of March 31, 2010. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.04 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

Foreign Exchange — Exposure to transactions denominated in a currency other than the entity’s functional currency is primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.3 million.

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.  There were no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

During December 2009, the Company settled an asbestos case entitled Larry C. Stehman and Leila Stehman v. Asbestos Corporation, Limited and Ballantyne of Omaha, Inc. individually and as successor in interest to Strong International, Strong Electric Corporation and Century Projector Corporation, et al, in the Superior Court of the State of California, County of San Francisco. The settlement, including legal fees resulted in charges of $0.4 million during the year ended December 31, 2009.  All amounts were paid in February of 2010.

The Company is not a party to any outstanding legal actions as of  March 31, 2010.

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10K for the year ended December 31, 2009 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 6.  Exhibits

See the Exhibit Index on page 24.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN S. HERRMANN
	John Wilmers, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer

Date:	May 14, 2010	Date:	May 14, 2010

EXHIBIT INDEX

4.2.13	Eleventh Amendment to the Revolving Credit Agreement dated November 25, 2009 between the Company and First National Bank of Omaha, Inc. •

4.2.14	Twelfth Amendment to the Revolving Credit Agreement dated March 30, 2010 between the Company and First National Bank of Omaha, Inc. •

10.5	Amendment No. 4 to Executive Employment Agreement, effective January 23, 2010, between the Company and Mr. John Wilmers. *•

10.5.1	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers. *•

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

•              Filed herewith.

*              Management contract or compensatory plan.