Form 10-K/A
period 2009-12-31
BALLANTYNE STRONG, INC.
filed 2010-06-24
CIK 946454

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
DIGITAL LINK II, LLC TABLE OF CONTENTS

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

Explanatory Note

        Ballantyne Strong Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to reflect the following:

  •
  The inclusion of separate financial statements of Digital Link II, LLC, a fifty percent or less owned entity of the Company, as required under Rule 3-09 of Regulation S-X. The separate financial statements required are included as schedules under Part IV, Item 15 of this report.

  •
  The inclusion of a signed audit report and signed auditor consent in accordance with Item 302(a) of Regulation S-T.

  •
  Corrections to disclosures in Item 9A(T) Controls and Procedures

  •
  Corrections to the certifications in Exhibits 31.1 and 31.2.

        This Amendment No. 1 did not impact the Company's revenue, net earnings, total assets, stockholders' equity or earnings per share.

        Except as stated above, no other information included in the original Form 10-K is being amended. The remaining items contained within this Amendment No. 1 consist of all other items contained in the original Form 10-K, and are included for the convenience of the reader. This Amendment No. 1 continues to speak as of the date of the original Form 10-K and the Company has not updated the disclosures in this Amendment No. 1 to speak as of any later date. Accordingly, this Form 10-K/A should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

/s/ KPMG LLP

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A(T).  Controls and Procedures

1.    Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

3.
Exhibits—See Exhibit Index on page 91.

b.
Filed as financial statement schedules beginning on page 78, are the separate financial statements of Digital Link II, a fifty percent or less owned entity of the Registrant.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.
By:	/s/ JOHN WILMERS	By:	/s/ KEVIN S. HERRMANN
	John Wilmers, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: June 23, 2010		Date: June 23, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II (1) William F. Welsh, II, Chairman
Date:	June 23, 2010
By:	/s/ ALVIN ABRAMSON (1) Alvin Abramson, Director
Date:	June 23, 2010
By:	/s/ CHRISTOPHER E. BEACH (1) Christopher E. Beach, Director
Date:	June 23, 2010
By:	/s/ MARC E. LEBARON (1) Marc E. LeBaron, Director
Date:	June 23, 2010
By:	/s/ MARK D. HASEBROOCK (1) Mark D. Hasebroock, Director
Date:	June 23, 2010
By:	Steven J. Schuster, Director
Date:
(1) By:	/s/ KEVIN S. HERRMANN Kevin S. Herrmann, Attorney-In-Fact
Date:	June 23, 2010

FINANCIAL STATEMENTS

DIGITAL LINK II, LLC
YEARS ENDED MARCH 26, 2010, MARCH 27, 2009 AND MARCH 31, 2008

DIGITAL LINK II, LLC

Report of Independent Registered Public Accounting Firm

To the Members of
Digital Link II, LLC

        We have audited the accompanying balance sheets of Digital Link II, LLC, a California limited liability company, as of March 26, 2010 and March 27, 2009, and the related statements of operations and cash flows for each of the three years in the period ended March 26, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Link II, LLC at March 26, 2010 and March 27, 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 24, 2010

Digital Link II, LLC

Balance Sheets

	March 26, 2010	March 27, 2009
Assets
Current assets:
Cash and cash equivalents	$783,644	$458,659
Accounts receivable	437,976	1,567,116

Total current assets	1,221,620	2,025,775
Digital equipment	15,846,839	13,647,832

Total assets	$17,068,459	$15,673,607

Liabilities and Members' Equity
Current liabilities:
Accounts payable	$1,950	$—
Current portion of long-term debt	3,673,394	1,305,014
Deferred revenue	3,500	15,500
Accrued property taxes	531,091	368,966
Due to related parties	1,761,338	1,648,276
Other accrued expenses	51,357	—

Total current liabilities	6,022,630	3,337,756
Virtual print fees	2,750,825	1,977,725
Customer deposits	1,580,000	1,415,000
Deferred revenue, net of current portion	36,917	25,417
Long-term debt, net of current portion	1,866,829	2,086,488

Total liabilities	12,257,201	8,842,386
Members' equity	4,811,258	6,831,221

Total liabilities and members' equity	$17,068,459	$15,673,607

See accompanying notes to the financial statements.

Digital Link II, LLC

Statements of Operations

	Year Ended March 26, 2010	Year Ended March 27, 2009	Year Ended March 31, 2008
Digital equipment revenues	$1,019,074	$—	$—
Installation revenues	3,500	2,583	3,500

Total revenues	1,022,574	2,583	3,500
Cost of revenues	2,450,048	1,154,380	802,395

Gross profit (loss)	(1,427,474)	(1,151,797)	(798,895)
Operating expenses
Selling and marketing expenses	93,623	106,738	—
Administrative expenses	209,077	259,627	132,880

Loss from operations	(1,730,174)	(1,518,162)	(931,775)
Interest expense	287,539	97,945	30,408

Loss before income taxes	(2,017,713)	(1,616,107)	(962,183)
Income tax expense	2,250	1,303	1,600

Net loss	$(2,019,963)	$(1,617,410)	$(963,783)

See accompanying notes to the financial statements

Digital Link II, LLC

Statements of Cash Flows

	Year ended March 26, 2010	Year ended March 27, 2009	Year ended March 31, 2008
Cash flows from operating activities:
Net loss	$(2,019,963)	$(1,617,410)	$(963,783)
Adjustments to reconcile net loss to net provided by (used in) operating activities:
Depreciation of digital equipment	1,578,865	1,154,380	802,395
Interest on long-term debt	32,940	30,306	30,408
Non-cash effect of digital equipment sold	844,957	—	—
Changes in assets and liabilities:
Accounts receivable	1,129,140	(1,308,320)	(202,874)
Accounts payable	1,950	(11,689)	(727,224)
Accrued property tax	162,125	247,502	121,464
Due to related parties	113,062	1,615,744)	(161,261)
Other accrued expenses	51,357	—	—
Deferred revenue	(500)	9,417	31,500
Customer deposits	165,000	1,415,000	—
Virtual print fees	773,100	1,777,575	200,150

Net cash provided by (used in) operating activities	2,832,033	3,312,505	(869,225)

Cash flows from investing activities:
Purchases of digital equipment	(4,622,829)	(5,948,969)	(2,383,759)

Net cash used in investing activities	(4,622,829)	(5,948,969)	(2,383,759)

Cash flows from financing activities:
Payments on long-term debt	(1,834,894)	(480,983)	(530,769)
Proceeds from the issuance of long-term debt	3,950,675	3,493,342	—
Proceeds from member contributions	—	14,688	3,849,981

Net cash provided by financing activities	2,115,781	3,027,047	3,319,212

Net increase in cash and cash equivalents	324,985	390,583	66,228
Cash and cash equivalents at beginning of year	458,659	68,076	1,848

Cash and cash equivalents at end of year	$783,644	$458,659	$68,076

See accompanying notes to the financial statements

Digital Link II, LLC

Notes to the Financial Statements

Years ended March 26, 2010, March 27, 2009 and March 31, 2008

1.    Nature of Operations

Company

        On March 6, 2007, Digital Link II, LLC (the "Company") was formed between Ballantyne Strong, Inc. (formerly known as Ballantyne of Omaha, Inc.) and RealD with member interests of 44.4% and 55.6%, respectively. The Company was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to third-party exhibitors.

Fiscal Period

        Beginning in fiscal year 2009, the Company changed its fiscal year end to four 13-week periods for a total of 52 weeks to align its year end with that of RealD, the majority interest holder in the Company. As a result, the Company's year-end for the fiscal years ended 2010 and 2009 were March 26, 2010 and March 27, 2009, respectively. Previously, the Company had a fiscal year end of March 31st.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Cash and Cash Equivalents

        All highly liquid financial instruments with maturities of three months or less from date of purchase are classified as cash equivalents in the accompanying balance sheets and statements of cash flows.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company continually monitors the trade accounts receivable to determine if an allowance for doubtful accounts is necessary. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly. No allowance for doubtful accounts exists at March 26, 2010 or March 27, 2009.

Digital Equipment

        Digital equipment also includes digital servers, lenses and accessories and are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of 10 years. Upon installation at the customer location, the Company retains title to the digital equipment which is held and used by customers. The digital equipment is held for sale at either a specified date or upon occurrence of certain contingent events. As of March 26, 2010, digital equipment scheduled to be

Digital Link II, LLC

Notes to the Financial Statements—(Continued)

Years ended March 26, 2010, March 27, 2009 and March 31, 2008 purchased within the next twelve months had a carrying value of $4.1 million. Depreciation is included in cost of revenue.

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

Fair Value of Financial Instruments

        The Company's financial assets and liabilities are measured and reported in accordance with Accounting Standards Codification Topic (ASC) 820-10, Fair Value Accounting (ASC 820), which provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. GAAP more consistent and comparable. This guidance also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in the following three categories:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        The Company's financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments. The carrying amount of long-term debt approximates fair value based on borrowing rates currently available to the Company.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors or circumstances that could indicate the occurrence of such events include current period operating or

Digital Link II, LLC

Notes to the Financial Statements—(Continued)

Years ended March 26, 2010, March 27, 2009 and March 31, 2008 cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, or incurring costs in excess of amounts originally expected to acquire or construct an asset. If the asset is not recoverable, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company's most significant long-lived assets subject to these periodic assessments of recoverability are digital equipment, which have a net book value of $15,846,839 and $13,647,832 at March 26, 2010 and March 27, 2009, respectively. As of March 26, 2010 and March 27, 2009 the Company concluded that no impairments related to long-lived assets exist.

Income Taxes

        The Company is treated as a limited liability company for federal and state income tax purposes. Under this treatment, state and federal income taxes are the responsibility of the Company's members. The Company is subject to minimum and capital tax requirements in certain states.

Reclassifications

        Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

Subsequent events

        In accordance with ASC 855, Subsequent Events, we have evaluated all events or transactions that occurred after March 26, 2010 through the date of issuance of our financial statements.

Recent Accounting Pronouncements

        Accounting Standards Codification Topic 105, U.S. GAAP (ASC 105) establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. As the Codification was not intended to change or alter existing U.S. GAAP, it does not have a material impact on the Company's financial statements. The Company adopted ASC 105 on July 1, 2009.

        In January 2010, Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements (ASU 2010-6) was issued which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for the Company beginning in the first quarter of fiscal 2010, except for Level 3 reconciliation disclosures which are effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact the adoption of new guidance will have on the Company's financial statements.

        Accounting Standards Codification Topic 855, Subsequent Events (ASC 855) establishes principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date

Digital Link II, LLC

Notes to the Financial Statements—(Continued)

Years ended March 26, 2010, March 27, 2009 and March 31, 2008 through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The Company adopted ASC 855 on September 25, 2009. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's financial statements.

3.    Accounts Receivable

        Accounts receivable consist of the following:

	March 26, 2010	March 27, 2009
Trade accounts receivable	$307,050	$1,487,850
Accounts receivable from Digital Link I, LLC	130,926	79,266

	$437,976	$1,567,116

        Accounts receivable from RealD and Digital Link I, LLC, a wholly-owned subsidiary of RealD, consist of virtual print fees collected from third-party studios by RealD on the Company's behalf.

4.    Digital Equipment

        Digital equipment includes the following:

	March 26, 2010	March 27, 2009
Digital equipment	$19,223,526	$15,604,607
Less accumulated depreciation	(3,376,687)	(1,956,775)

Net digital equipment	$15,846,839	$13,647,832

        Depreciation expense amounted to approximately $1,579,000 and $1,154,000 for the twelve months ended March 26, 2010 and March 27, 2009, respectively.

5.    Virtual Print Fees

        The Company has entered into customer use agreements with third-party film exhibitors which provide for the use of digital equipment with a purchase option in the future. Under the terms of the agreement, the studios have agreed to pay the Company a Virtual Print Fee for every print shown on the projection equipment. If the option to purchase is made by the exhibitor, the overall purchase price to the exhibitor will be reduced by the Virtual Print Fees paid by the studios and collected by the Company. Therefore, the Virtual Print Fees collected are recorded as a non-current liability within the Balance Sheet.

Digital Link II, LLC

Notes to the Financial Statements—(Continued)

Years ended March 26, 2010, March 27, 2009 and March 31, 2008

6.    Customer Deposits

        The Company has entered into customer use agreements with third-party film exhibitors which provide for the use of digital theatre projection equipment with a purchase option in the future. Certain operating lease agreements entered into by the Company required the third-party exhibitors to make a deposit on the digital projection equipment provided for use. The customer deposits collected are recorded as a non-current liability within the Balance Sheet.

7.    Debt

        In March 2007, the Company entered into a note agreement with Doremi Labs, Inc. to purchase multiple digital cinema players for approximately $941,000 with approximately $533,000 due within thirty days and the remaining balloon payment of principal and interest due in March 2010. The note bears interest at an imputed rate of 8.36%. At March 26, 2010, the note agreements had a balance of $412,083. The note agreement was fully paid off on March 31, 2010.

        The Company has entered into various loan financing agreements with NEC Financial Corporation to fund the purchase of digital projection equipment. Pursuant to the terms of the agreement, the loans are to be repaid over periods ranging from 22 to 36 months and bear interest rates ranging from 7.0% to 7.46% per annum. Equal payments of principal and interest are due on a monthly basis. The loans are guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. The loans are secured by a security interest on the digital equipment. At March 26, 2010, the loan agreements with NEC Financial Corporation had a balance of $5,128,140. The final loan agreement payment is due on June 1, 2012.

        Total remaining payments due and outstanding in aggregate by fiscal year are as follows: 2011—$3,673,394; 2012—$1,847,997; 2013—$18,832.

9.    Members' Equity

        All contributions are to be made in proportion to the members' respective ownership interests. For financial reporting and income tax purposes, all items of income and loss are allocated to the members in accordance with their respective ownership interests.

        The following table summarizes the changes in members' equity for the 3-year period:

	Ballantyne Strong, Inc.	RealD	Total
Members' equity at March 31, 2007 (Unaudited)	$2,380,827	$2,981,397	$5,362,224
Capital contributions	1,791,764	2,243,738	4,035,502
Net loss	(427,920)	(535,863)	(963,783)

Members' equity at March 31, 2008	$3,744,671	$4,689,272	$8,433,943
Capital contributions	5,817	8,871	14,688
Net loss	(718,130)	(899,280)	(1,617,410)

Members' equity at March 27, 2009	$3,032,358	$3,798,863	$6,831,221
Net loss	(896,864)	(1,123,099)	(2,019,963)

Members' equity at March 26, 2010	$2,135,494	$2,675,764	$4,811,258

Digital Link II, LLC

Notes to the Financial Statements—(Continued)

Years ended March 26, 2010, March 27, 2009 and March 31, 2008

10.    Supplemental Cash Flow Information

        Supplemental disclosures to the statement of cash flows are as follows:

	March 26, 2010	March 27, 2009	March 31, 2008
Cash paid during the period for:
Interest	$254,599	$67,639	$—

Taxes	2,250	1,303	—

Non-cash investing activities:
Non-cash inventory transfer from Ballantyne	$—	$—	$185,521

11.    Related Party

        Certain digital and theatre projection equipment held by the Company and provided to third-party exhibitors was purchased from Ballantyne Strong, Inc. ("Ballantyne"), who holds a 44.4% equity interest in the Company. During 2010, 2009 and 2008, the Company purchased $4,623,000, $5,949,000 and $2,569,000, respectively of projection equipment and related services from Ballantyne. As of March 26, 2010 and March 27, 2009, approximately $1,587,000 and $1,515,000 was outstanding and due to Ballantyne for the purchases made. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        During 2010 and 2009, the Company collected maintenance fees from exhibitors on behalf of Strong Technical Services, Inc., a subsidiary of Ballantyne. As of March 26, 2010 and March 27, 2009 approximately $66,000 and $47,000 were due to Strong Technical Services, Inc. for services rendered at March 27, 2009. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        Total current receivables from Digital Link I, LLC, a wholly-owned subsidiary of RealD, was approximately $131,000 and $79,000 as of March 26, 2010 and March 27, 2009, respectively. The outstanding receivables consist of virtual print fees collected from third-party studios by RealD on the Company's behalf. The amounts due from Digital Link I, LLC are recorded in total accounts receivable within the Balance Sheet.

        Total due to RealD was approximately $108,000 and $87,000 as of March 26, 2010 and March 27, 2009, respectively. The outstanding payable consists of amounts due for management and administration services provided by RealD. The amount due is recorded in due to related parties and classified as a current liability within the Balance Sheet.

12.    Commitments

        During the ordinary course of business, the Company makes certain indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities of certain customers and licensees of its marketed product. The duration of these indemnities and commitments vary, and in certain cases, is indefinite. The majority of these indemnities and commitments do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities and commitments in the accompanying balance sheet. The Company does, however, accrue

Digital Link II, LLC

Notes to the Financial Statements—(Continued)

Years ended March 26, 2010, March 27, 2009 and March 31, 2008 for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

13.    Subsequent Event (unaudited)

        Subsequent to March 26, 2010, the Company received $7.0 million in cash from a motion picture exhibitor customer for the sale of digital equipment, resulting in a gain of $2.9 million.

        In June 2010, a Unanimous Written Consent of the Members of Digital Link II was signed to approve the distribution of $2.0 million to the operating members based on membership interests of 44.4% for Ballantyne and 55.6% for Real D.

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
10.10
Authorized Digital Cinema Reseller Master Agreement between the Company and NEC Display Solutions of America, Inc. (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2009).
10.11	Definitive Agreement between the Company and NEC Viewtechnology Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.12	Equipment Purchase Agreement between the Company and Digital Link, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).
10.13	Amendment No. 1 to Equipment Purchase Agreement between the Company and Digital Link, LLC (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q for the quarter ended September 30, 2006).
10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 10, 2007 (incorporated by reference to the Form 8-K/A as filed on December 20, 2007).
10.15	Asset Purchase Agreement between the Company and Marcel Desrochers, Inc. dated October 12, 2007 (incorporated by reference to the Form 8-K/A as filed on December 28, 2007).
10.16	Ballantyne of Omaha, Inc. Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix A to the Schedule 14A Definitive Proxy Statement for the Company's 2008 Annual Meeting). *
10.17	Guaranty Agreement between Company and NEC Financial Services, LLC (incorporated by reference to Exhibit 10.17 to the Form 10-K/A for the year ended December 31, 2008).
10.18	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan. (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended December 31, 2009).
10.19	Agreement entered into by Company for sale of remaining outstanding auction-rate securities (incorporated by reference to Exhibit 10.19 to the Form 10-Q for the quarter ended June 30, 2009).
10.20	Termination agreement entered into between the Company and Christopher E. Beach (incorporated by reference to Exhibit 10.20 to the Form 10-Q for the quarter ended September 30, 2009).
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	American West Beijing Trading Company, Ltd.	China

23	Consent of KPMG LLP. •
23.1	Consent of Independent Auditors. •
24	The Power of Attorney authorizing John P. Wilmers and/or Kevin Herrmann to sign the amendment to the Annual Report on Form 10-K for fiscal 2009 on behalf of non-management directors. •
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

*
Management contract or compensatory plan.

•
Filed herewith.