Form 10-Q
period 2010-06-30
BALLANTYNE STRONG, INC.
filed 2010-08-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 6, 2010
Common Stock, $.01, par value	14,265,799 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,063,446	$23,589,025
Restricted cash	486,404	442,766
Accounts receivable (less allowance for doubtful accounts of $185,895 and $205,314, respectively)	17,556,443	8,877,980
Unbilled revenue	758,556	1,894,075
Inventories, net	16,632,450	12,987,048
Recoverable income taxes	1,711,108	1,850,699
Deferred income taxes	2,066,348	1,943,679
Consignment inventory	599,243	486,527
Other current assets	2,484,131	667,592
Total current assets	66,358,129	52,739,391
Investment in joint venture	3,218,199	2,216,638
Property, plant and equipment, net	6,349,948	3,612,935
Intangible assets, net	883,518	1,103,128
Other assets	17,257	17,257
Deferred income taxes	131,230	520,951
Total assets	$76,958,281	$60,210,300
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,646,461	$9,768,896
Other accrued expenses	3,254,898	3,623,143
Customer deposits	3,803,356	2,295,946
Income tax payable	715,389	1,246,247
Total current liabilities	29,420,104	16,934,232
Deferred income taxes	261,131	274,977
Other accrued expenses, net of current portion	491,256	483,425
Total liabilities	30,172,491	17,692,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,405,781 shares in 2010 and 16,283,676 shares in 2009	164,057	162,836
Additional paid-in capital	35,969,290	35,332,787
Accumulated other comprehensive income (loss):
Foreign currency translation	(432,645)	(286,086)
Minimum pension liability	110,665	110,665
Retained earnings	26,357,103	22,580,144
	62,168,470	57,900,346
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)
Total stockholders’ equity	46,785,790	42,517,666
Total liabilities and stockholders’ equity	$76,958,281	$60,210,300

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$32,748,573	$19,602,707	$58,086,082	$36,746,160
Cost of revenues	26,777,628	15,350,114	47,819,601	29,114,497
Gross profit	5,970,945	4,252,593	10,266,481	7,631,663
Selling and administrative expenses:
Selling	839,163	767,791	1,553,998	1,436,190
Administrative	2,137,663	1,875,652	4,138,446	3,952,312
Total selling and administrative expenses	2,976,826	2,643,443	5,692,444	5,388,502
Gain (loss) on disposal or transfer of assets	170,501	(1,943)	170,501	(1,943)
Income from operations	3,164,620	1,607,207	4,744,538	2,241,218
Interest income	9,625	29,404	13,390	70,534
Interest expense	(7,576)	(9,328)	(15,393)	(17,441)
Equity in income (loss) of joint venture	984,364	(233,625)	825,766	(418,137)
Other income (expense), net	17,793	(68,333)	(26,224)	112,904
Income before income taxes	4,168,826	1,325,325	5,542,077	1,989,078
Income tax expense	(1,390,717)	(391,404)	(1,765,118)	(513,438)
Net earnings	$2,778,109	$933,921	$3,776,959	$1,475,640
Basic earnings per share	$0.20	$0.07	$0.27	$0.11
Diluted earnings per share	$0.19	$0.07	$0.26	$0.10
Weighted average shares outstanding:
Basic	14,142,820	13,995,286	14,109,096	13,991,766
Diluted	14,380,405	14,138,239	14,333,818	14,127,450

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings	$3,776,959	$1,475,640
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for doubtful accounts	41,312	43,098
Provision for obsolete inventory	216,036	227,728
Provision for warranty reserve	228,627	192,133
Depreciation of consignment inventory	287,173	297,479
Depreciation of property, plant and equipment	425,967	434,751
Amortization of intangibles	214,458	190,976
Equity in (gain) loss of joint venture	(825,766)	418,137
Loss on forward contracts	188,744	222,488
Loss (gain) on disposal or transfer of assets	(170,501)	1,943
Deferred income taxes	255,565	(609,393)
Share-based compensation expense	159,193	106,614
Excess tax benefits from share-based arrangements	(92,330)	—

Changes in assets and liabilities:
Accounts receivable	(8,802,802)	(10,275,086)
Unbilled revenue	1,135,519	3,571,525
Inventories	(3,874,334)	332,186
Consignment inventory	(399,889)	36,754
Other current assets	(1,819,366)	(882,648)
Accounts payable	11,911,171	3,400,921
Other accrued expenses	(784,916)	(374,294)
Customer deposits	1,511,982	1,010,201
Current income taxes	(308,731)	252,175
Net cash provided by operating activities	3,274,071	73,328

Cash flows from investing activities:
Investment in joint venture	—	9,423
Increase in restricted investments	(466)	(660)
Capital expenditures	(3,282,331)	(457,146)
Proceeds from sales of assets	19,050	—
Proceeds from sales of investments in securities	—	10,025,000
Net cash provided by (used in) investing activities	(3,263,747)	9,576,617

Cash flows from financing activities:
Proceeds from exercise of stock options	336,656	—
Excess tax benefits from share-based arrangements	92,330	—
Net cash provided by financing activities	428,986	—
Effect of exchange rate changes on cash and cash equivalents	35,111	94,035
Net increase in cash and cash equivalents	474,421	9,743,980
Cash and cash equivalents at beginning of year	23,589,025	11,424,984
Cash and cash equivalents at end of year	$24,063,446	$21,168,964

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

1.  Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong / MDI Screen Systems, Inc., and the American West Beijing Trading Company, Ltd., design, develop, manufacture, service and distribute theatre and lighting systems. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

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

Six Months Ended June 30, 2010 and 2009

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPE) for consolidation, changes to approach to determining a Variable Interest Entities (VIE) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement was effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009. The adoption did not impact the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 829-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter ended March 31, 2010, the Company provided new disclosures, as applicable, to its fair value instruments. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to the Company.

3.  Earnings Per Common Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and restricted stock awards. The following table provides reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Earnings applicable to common stock	$2,778,109	$933,921	$3,776,959	$1,475,640
Basic weighted average common shares outstanding	14,142,820	13,995,286	14,109,096	13,991,766
Basic earnings per share	$0.20	$0.07	$0.27	$0.11
Diluted earnings per share:
Earnings applicable to common stock	$2,778,109	$933,921	$3,776,959	$1,475,640
Basic weighted average common shares outstanding	14,142,820	13,995,286	14,109,096	13,991,766
Dilutive effect of stock options and restricted stock awards	237,585	142,953	224,722	135,684
Dilutive weighted average common shares outstanding	14,380,405	14,138,239	14,333,818	14,127,450
Diluted earnings per share	$0.19	$0.07	$0.26	$0.10

For the three and six months ended June 30, 2010, the Company had 10,200 shares of restricted stock at a weighted average price of $8.02 per share that were outstanding but were not included in the computation of diluted earnings per share as the exercise price was greater than the average market price of the common shares. These restricted stock shares vest in May 2011.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

4.  Comprehensive Income

The accumulated other comprehensive income, net, shown in the Company’s condensed consolidated balance sheets includes the unrealized income on investments in securities and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Comprehensive income:
Net earnings	$2,778,109	$933,921	$3,776,959	$1,475,640
Other comprehensive income (loss):
Unrealized gain on investment in securities	—	493,142	—	742,027
Foreign currency translation adjustment	(386,129)	252,054	(146,559)	171,270
Total comprehensive income	$2,391,980	$1,679,117	$3,630,400	$2,388,937

5.  Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all manufactured equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. The Company accrues for warranty costs at the time of sale or repair, when events dictate that additional accruals are necessary.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warranty accrual at beginning of period	$354,481	$509,776	$378,145	$491,556
Charged to expense	135,933	39,249	228,627	192,133
Amounts written off, net of recoveries	(73,342)	(121,917)	(191,219)	(249,064)
Foreign currency adjustment	(5,045)	18,715	(3,526)	11,198
Warranty accrual at end of period	$412,027	$445,823	$412,027	$445,823

6.  Digital Link II Joint Venture

Investment in Digital Link II

On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the “LLC”). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems to exhibitors.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

Summarized financial data for the LLC is as follows, in thousands:

Balance Sheet	June 26, 2010	December 25, 2009
Current assets	$6,474	$877
Property, plant and equipment, net	9,659	12,935
Current liabilities	5,581	3,047
Non-current liabilities	5,363	5,574
Equity	$5,189	$5,191

	Three Months Ended June 26,		Six Months Ended June 26,
Statement of Operations	2010	2009	2010	2009
Revenue	$7,218	$1	$8,238	$21
Cost of sales	(4,654)	(411)	(5,897)	(760)
Selling and administrative expenses	(67)	(43)	(147)	(116)
Operating income (loss)	2,497	(453)	2,194	(855)
Other expense	(115)	(81)	(197)	(141)
Net income (loss)	$2,382	$(534)	$1,997	$(996)

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s unaudited financial statements as of June 26, 2010.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year end with that of its majority interest holder, RealD. The Company’s portion of income of the LLC amounted to approximately $1.0 million and $0.8 million for the three and six months ended June 30, 2010 as compared to the portion of loss of the LLC of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

The Company sold digital theatre projection equipment, in the normal course of business, to the LLC for approximately $0.4 million and $4.7 million for the three and six months ended June 30, 2010 and approximately $0 and $1.9 million for the three and six months ended June 30, 2009, respectively. The LLC in turn provides and sells the digital projection equipment to third party customers under operating lease agreements or through sales agreements. Revenue recognized by Ballantyne was $1.3 million and $3.9 million in the three and six month periods ended June 30, 2010, respectively, as compared to $0 and $1.0 million in the three and six months ended June 30, 2009, respectively. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.  The total receivable balance due from the LLC was $1.5 million at June 30, 2010 and $0.2 million at December 31, 2009.

During the second quarter the LLC made a significant sale of equipment to a third party customer that resulted in the LLC recording a gain on the sale of assets of approximately $2.8 million.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

Guarantees

During 2010 and 2009, the Company and RealD provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.46%. The following table summarizes the Company’s guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of June 30, 2010
July-08	7.00%	$626,663	44.40%	$278,238	$107,359
November-08	7.20%	756,440	44.40%	335,860	88,267
November-08	7.00%	1,142,239	44.40%	507,154	266,429
January-09	7.20%	265,538	44.40%	117,899	41,087
April-09	7.20%	1,039,646	44.40%	461,602	174,924
September-09	7.00%	184,098	44.40%	81,739	62,708
October-09	7.25%	152,850	44.40%	67,865	50,162
March-10	7.46%	1,824,774	44.40%	810,200	715,577
March-10	7.46%	749,308	44.40%	332,693	307,289
		$6,741,556		$2,993,250	$1,813,802

Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The guarantees will expire at the time each loan is paid off. The fair value of the obligations undertaken by issuing the guarantees was not material to the condensed consolidated financial statements as of June 30, 2010.

During March 2010, the Company and RealD provided additional guarantees (additional to those noted in the table) to notes payable entered into by the LLC. Pursuant to the terms of loan agreements, the LLC will borrow an additional amount of approximately $0.4 million to be repaid over a 24 month term bearing interest equal to 7.46% per annum. Equal payments of principal and interest will be due from the LLC to the lender on a monthly basis. Ballantyne, as a 44.4% owner of the LLC, will guarantee 44.4% of the loan amounts or approximately $0.2 million plus interest.  The loans are secured by a security interest on the equipment granted to the lender under a security agreement between the lender and the LLC. The guarantees expire at the time each loan is paid off. These additional notes payable were not funded as of June 30, 2010.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

8.  Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses equal or approximate their fair values due to the short-term nature of these instruments. The estimated fair values and related assumptions used to estimate fair value of the Company’s financial instruments are disclosed below.  The Company’s instruments were considered Level 1 as of June 30, 2010 and December 31, 2009.

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

9.  Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials and components	$4,797,213	$4,714,956
Work in process	982,981	169,707
Finished goods	10,852,256	8,102,385
	$16,632,450	$12,987,048

The inventory balances are net of reserves of approximately $2,883,000 and $2,665,000 as of June 30, 2010 and December 31, 2009, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

10.  Income Taxes

Income taxes are accounted for under the asset and liability method.  The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary.  As of June 30, 2010, a valuation allowance has not been recorded.  However, if the Company experiences difficulties in achieving its forecasts of taxable income, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations.  The Company has recorded a receivable for the amount of an income tax refund due to the Company as a result of the carry back of certain operating losses to previous year’s taxable income.

The effective tax rate (calculated as a ratio of income tax expense to pre-tax earnings, inclusive of equity method investment earnings) was 33.4% and 31.8% for the three and six months ended June 30, 2010, respectively, as compared to 29.5% and 25.8% for the three and six months ended June 30, 2009, respectively.  The effective rate change from year to year is a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction and during the three and six months ended June 30, 2010 the Company experienced more U.S. taxable income which carries a higher effective rate.  Our anticipated full year effective tax rate is estimated to be 31.8%.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $7.9 million at June 30, 2010 and as such, earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The Company follows Financial Accounting Standards Board ASC 740, Income Taxes as it pertains to uncertain tax positions. ASC 740 requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2008. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of June 30, 2010, total unrecognized tax benefits amounted to approximately $0.1 million.

Amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the three and six month periods ended June 30, 2010 and 2009.  Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of June 30, 2010 and December 31, 2009. The accruals largely related to state tax matters.

11.  Supplemental Cash Flow Information

Supplemental disclosures to the condensed consolidated statements of cash flows are as follows:

	Six Months Ended June 30,
	2010	2009
Cash paid during the year for:
Interest	$6,131	$5,459
Income taxes	$1,810,850	$950,706

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

12.  Stock Compensation

The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to approximately $70,000 and $159,000 for the three and six months ended June 30, 2010, respectively and approximately $58,000 and $107,000 for the three and six months ended June 30, 2009, respectively.  The Company recorded associated tax benefits of approximately $22,000  and $55,000 during the three and six months ended June 30, 2010, respectively, compared to approximately $17,000 and $34,000 during the three and six months ended June 30, 2009, respectively.

During the quarter ended June 30, 2010, the Company adopted and, at the 2010 annual meeting of stockholders, the stockholders approved the 2010 Long-Term Incentive Plan (“2010 Plan”).  Subject to the terms of the 2010 Plan, the Compensation Committee has the discretion to determine the terms of each award, including which award, if any, may be subject to vesting upon a “change in control” of the Company, as such term is defined in the 2010 Plan.  The Committee may grant stock options, stock appreciation rights, restricted shares, restricted stock units or performance shares and performance units.  The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares.  No shares were granted during the quarter ended June 30, 2010.

Options

The Company maintains a 2005 Outside Directors Stock Option Plan which was approved by the Company’s stockholders. During fiscal 2008, the Board of Directors made the decision to discontinue granting further stock options under this Plan, however, there are outstanding stock options remaining. The Company also maintained a 1995 Employee Stock Option Plan which expired in 2005, however, there are outstanding stock options remaining under this expired Plan.

All past and future grants under the Company’s stock option plans were granted at exercise prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date. No stock options were granted during the six months ended June 30, 2010 and 2009, respectively.

All stock options outstanding were fully vested as of January 1, 2009.  Therefore no share-based compensation expense was recorded during the six months ended June 30, 2010 and 2009, respectively, and no unrecognized compensation cost related to non-vested stock option awards remained at June 30, 2010.

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2010 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	278,125	$2.29	1.69	$480,450
Granted	—	—
Exercised	(70,875)	4.75
Forfeited	—	—
Outstanding at June 30, 2010	207,250	$1.45	1.62	$1,204,273
Exercisable at June 30, 2010	207,250	$1.45	1.62	$1,204,273

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2010.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

	Options Outstanding at June 30, 2010			Options Exercisable at June 30, 2010
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62 to 0.63	160,000	1.83	$0.62	160,000	1.83	$0.62
$4.25	47,250	0.92	4.25	47,250	0.92	4.25
$0.62 to 4.25	207,250	1.62	$1.45	207,250	1.62	$1.45

Restricted Stock Plans

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the Plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the Plan was 250,000 shares. The Plan was set to expire in September 2010; however, during the quarter ended June 30, 2010, at the 2010 annual meeting of stockholders, the stockholders of the Company adopted an amendment to extend the duration of the Plan until October 2013. At June 30, 2010, 90,479 shares remain available for issuance under the Plan.

During 2008, the Company adopted and the stockholders approved, the Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors’ Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 by a vote of the stockholders at the 2009 annual meeting of stockholders. At June 30, 2010, 189,676 shares remain available for issuance under the Plan.

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

As of June 30, 2010, the total unrecognized compensation cost related to non-vested restricted stock awarded was $77,844 and is expected to be recognized over a weighted average period of 6.5 months.

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2009	116,491	$2.38
Granted	51,230	4.88
Shares vested	(93,030)	3.65
Shares forfeited	—	—
Nonvested at June 30, 2010	74,691	$2.51

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At June 30, 2010, 88,553 shares of common stock remained available for issuance under the Plan. The Plan was set to expire in October 2010; however, the stockholders of the Company adopted an amendment to extend the duration of the Plan until October 2013.

The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $1.73 using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate—0.33%, dividend yield—0%, expected volatility—53.60% and expected life in years—1. The Company recorded approximately $4,000 and $11,000 of share-based compensation expense pertaining to the Plan during the three and six month periods ended June 30, 2010 as compared to approximately $6,000 and $11,000 during the three and six month periods ended June 30, 2009, respectively.  Associated tax benefits recorded in 2010 and 2009 were immaterial. At June 30, 2010, the total unrecognized estimated compensation cost was $7,129 which is expected to be recognized over a period of four months.

13.  Stockholder Rights Plan

The Company’s Stockholders Rights Plan expired on June 9, 2010 in accordance with the terms of the Plan.

14.  Related Party Transactions

The Company sold digital projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC (“LLC”) for approximately $0.4 million and $4.7 million for the three and six months ended June 30, 2010 and $0 and $1.9 million for the three and six month periods ended June 30, 2009, respectively. The LLC in turn provides the digital projection equipment to third party customers under operating lease agreements. Revenue recognized by Ballantyne was $1.3 million and $3.9 million in the three and six month periods ended June 30, 2010, respectively, as compared to $0 and $1.0 million in the three and six months ended June 30, 2009, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.  The total receivable balance due from the LLC was $1.5 million at June 30, 2010 and $0.2 million at December 31, 2009.

15.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At June 30, 2010, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $5.0 million. The Company has recorded approximately $0.1 million of unrealized loss associated with these open contracts in its consolidated statement of operations at June 30, 2010 compared to approximately no unrealized loss in its consolidated statement of operations at June 30, 2009.

16.  Debt

Effective June 30, 2010, the Company entered into a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”), each effective as of June 30, 2010, with Wells Fargo Bank, N.A. (“Wells Fargo”). The Company may request an increase in the Revolving Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points. Interest is paid on a monthly basis. The Company will pay a fee of 0.15% per annum on any unused portion. The Revolving Credit Agreement expires on June 30, 2011 at which time all unpaid principal and interest is due.

The Revolving Credit Agreement contains certain covenants, including those relating to the Company’s financial condition and limitations on the ability of the Company to pay dividends. The primary financial condition covenant pertains to the Company maintaining a minimum net profit before taxes plus or minus non-cash equity in income of the Digital Link II, LLC joint venture, plus any non-cash charges related to the legacy film projector business, of $1, measured quarterly, on a rolling 4-quarter basis.  Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Revolving Credit Agreement, including a change in control of the Company (as defined in the Revolving Credit Agreement), all amounts due there under may be declared to be immediately due and payable. No amounts are currently outstanding on the Revolving Credit Agreement.

The Company previously was a party to a revolving credit facility with First National Bank of Omaha. This revolving credit facility expired on July 1, 2010.

17.  Bonus Plans

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

The Company has recorded expenses related to the Plan of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively compared to $0.1 million for the three and six months ended June 30, 2009, respectively. The bonuses are generally paid through a distribution of cash and restricted stock awards.

18.  Concentrations

The Company’s top ten customers accounted for approximately 52% of 2010 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 70% of net consolidated receivables at June 30, 2010 as compared to 52% at December 31, 2009. Sales to China Film Jingdian Cinema Investment Company, LTD represented the largest percentage at 12% of consolidated sales and 23% of net consolidated receivables at June 30, 2010.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Six Months Ended June 30, 2010 and 2009

obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

19.  Litigation

The Company is not a party to any outstanding legal actions as of June 30, 2010.

20.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of June 30, 2010, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamp houses, power supplies and screens. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company previously evaluated the performance of the segments based on reported segment gross profit. Prior year amounts have been reclassified to conform to the 2010 presentation. All intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue
Theatre
Products	$29,599,931	$17,741,106	$53,402,308	$33,453,267
Services	2,144,190	1,087,104	3,036,346	1,883,629
Total theatre	31,744,121	18,828,210	56,438,654	35,336,896
Lighting	1,004,452	762,732	1,647,428	1,385,402
Other	—	11,765	—	23,862
Total revenue	$32,748,573	$19,602,707	$58,086,082	$36,746,160
Operating Income
Theatre
Products	$4,354,577	$2,913,039	$7,518,202	$5,262,778
Services	125,022	(81,499)	(24,898)	(105,339)
Total theatre	4,479,599	2,831,540	7,493,304	5,157,439
Lighting	99,653	100,143	74,844	38,906
Other	—	5,424	—	12,135
Total operating income	4,579,252	2,937,107	7,568,148	5,208,480
Unallocated general and administrative expenses	(1,414,632)	(1,329,900)	(2,823,610)	(2,967,262)
Interest, net	2,049	20,076	(2,003)	53,093
Equity in income (loss) of joint venture	984,364	(233,625)	825,766	(418,137)
Other income (expense), net	17,793	(68,333)	(26,224)	112,904
Income before income taxes	$4,168,826	$1,325,325	$5,542,077	$1,989,078

Expenditures on capital equipment
Theatre
Products	$3,099,717	$180,122	$3,235,142	$453,066
Services	27,772	—	38,788	—
Total theatre	3,127,489	180,122	3,273,930	453,066
Lighting	6,636	2,177	8,401	4,080
Total	$3,134,125	$182,299	$3,282,331	$457,146

Depreciation and amortization
Theatre
Products	$471,928	$393,983	$807,824	$771,018
Services	62,908	62,325	102,699	130,137
Total theatre	534,836	456,308	910,523	901,155
Lighting	(5,524)	7,532	17,075	22,051
Total	$529,312	$463,840	$927,598	$923,206

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain (loss) on disposal or transfer of assets
Theatre
Products	$164,600	$(1,943)	$164,600	$(1,943)
Services	5,901	—	5,901	—
Total theatre	170,501	(1,943)	170,501	(1,943)
Lighting	—	—	—	—
Total	$170,501	$(1,943)	$(170,501)	$(1,943)

	June 30,	December 31,
	2010	2009
Identifiable assets
Theatre
Products	$71,823,726	$55,720,203
Services	1,816,914	1,225,122
Total theatre	73,640,640	56,945,325
Lighting	3,317,641	3,264,975
Total	$76,958,281	$60,210,300

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue
United States	$19,690,350	$10,095,004	$34,027,696	$20,077,045
Canada	994,072	896,928	2,150,971	1,558,297
China	5,246,243	4,690,370	10,045,625	5,860,043
Asia (excluding China)	509,985	120,196	831,922	729,827
Mexico	910,341	2,895,723	3,027,525	5,387,331
South America	4,317,312	277,457	6,332,906	1,713,786
Europe	947,975	533,003	1,508,546	1,296,503
Other	132,295	94,026	160,891	123,328
Total	$32,748,573	$19,602,707	$58,086,082	$36,746,160

	June 30, 2010	December 31, 2009
Identifiable assets
United States	$56,387,260	$43,982,105
China	6,668,896	4,030,131
Asia (excluding China)	4,029,054	4,029,054
Canada	9,873,071	8,169,010
Total	$76,958,281	$60,210,300

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 97% of fiscal year 2010 sales were from theatre products and services and approximately 3% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

Net revenues during the three months ended June 30, 2010 rose to $32.7 million from $19.6 million during the three months ended June 30, 2009.

	Three Months Ended June 30,
	2010	2009
Theatre
Products	$29,599,931	$17,741,106
Services	2,144,190	1,087,104
Total theatre revenues	31,744,121	18,828,210
Lighting	1,004,452	762,732
Other	—	11,765
Total net revenues	$32,748,573	$19,602,707

Theatre Segment

Sales of theatre products and services increased to $31.7 million in 2010 from $18.8 million in 2009.

Digital Product Sales

Sales of digital products rose to $19.7 million from $10.0 million in 2009 as the industry change to digital projection equipment continues to accelerate. We believe the demand for digital equipment will continue to increase as exhibitors take advantage of the benefits of 3D digital technology as well as the potential benefits of additional advertising revenue and being able to project more alternative entertainment at the movie theatres. The majority of the increase in digital sales resulted from sales of digital projectors; however, sales of digital lamps also rose to $1.8 million in 2010 from $0.3 million in 2009 and sales of digital servers rose to $2.0 million from $0.3 million in the same period of 2009.

Film Product Sales

Sales of film projection equipment rose to $3.1 million in 2010 from $1.4 million a year-ago due primarily to increased demand in foreign countries, however, due to the industry transition to digital cinema we expect sales of new film equipment to decline over time.

Sales of film replacement parts declined to $1.3 million during 2010 from $1.8 million during the same quarter in 2009. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is replaced during the full digital cinema rollout.

Sales of xenon lamps were $1.1 million compared to $1.4 million in the prior year. As with replacement parts, the decline in sales of film lamps due to the digital rollout is expected to be at a slower pace in comparison to film projectors.

Screen Product Sales

We generated screen sales of $4.5 million in 2010 compared to $3.1 million a year-ago due to higher demand for the special “silver” screens needed for certain digital 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.  We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special “silver” screens that we manufacture and which, as discussed earlier, is driving the growth of the product line.

Service Revenues

Service revenues increased in 2010 to $2.1 million from $1.1 million a year-ago. Revenues generated from servicing film equipment were flat year over year at $0.7 million  while revenues generated from servicing digital equipment increased to $1.4 million compared to $0.4 million in the prior year, due to the digital rollout beginning to accelerate.

Lighting Segment

Sales of lighting products were higher than a year-ago at $1.0 million compared to $0.8 million in the same period of the prior year as sales of follow spotlights rose to $0.7 million from $0.3 million a year-ago. Sales of most other lighting products were stable from period to period.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $13.1 million in 2010 from $9.5 million in 2009 resulting primarily from increased sales in China and South America.  Sales in China rose to $5.2 million from $4.7 million in 2009 while sales to South America increased to $4.3 million compared to $0.3 million a year-ago.  The results reflect increased digital cinema business in each region.  Sales into Mexico fell to $0.9 million from $2.9 million in the prior year due to the timing of the digital rollout in this country. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $6.0 million in 2010 from $4.3 million a year-ago but as a percent of total revenue decreased to 18.2% from 21.7% in 2009. We continue to benefit from strong margins from our screen business in Canada and improved margins from our service company.  Service margins were $0.4 million or 17.1% of service revenues in 2010 compared to $0.1 million or 5.2% of service revenues in 2009.  Gross profit in the theatre segment increased to $5.7 million in 2010 from $3.9 million in 2009 and as a percentage of theatre sales decreased to 17.8% from 21.0% a year-ago. We expected our gross margin as a percentage of revenues to decrease and also expect it to decrease in the future due to increased sales of digital projection equipment which carry lower margins compared to most of our other products. The sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs. The timing of this is dependent on the timing of the digital cinema rollout.

The gross profit in the lighting segment amounted to $0.3 million or 31.1% as a percentage of revenues in 2010 compared to $0.3 million or 38.9% as a percentage of revenues in 2009.  The margin decline primarily resulted from a special project that occurred during 2009.

Selling Expenses

Selling expenses were relatively flat compared to a year-ago at $0.8 million during the quarter, however as a percentage of revenues decreased to 2.6% from 3.9% a year-ago. As our digital sales increase, we expect selling expenses to continue to drop as a percentage of revenues.

Administrative Expenses

Administrative expenses increased to $2.1 million in 2010 from $1.9 million in 2009. We experienced some increases in administrative expenses during the quarter from the growth of our Beijing, screen and service companies, however, expenses as a percentage of total revenue decreased to 6.5% in 2010 from 9.6% in 2009.

Other Financial Items

Our results for 2010 reflect earnings of approximately $1.0 million pertaining to our 44.4% share of equity income from Digital Link II, LLC (the “LLC”). This gain compares to the loss of $0.2 million in the prior year and is primarily driven by the gain recorded during the quarter on the sale of equipment by the LLC to a customer for projectors previously held in the LLC.

We also recorded $0.2 million from our 44.4% share of a gain previously deferred in 2007 pertaining to the initial transfer of equipment into the LLC.  The equipment was purchased by a third party customer during the second quarter which resulted in the Company recording the previously deferred gain.

We recorded income tax expense of approximately $1.4 million in 2010 compared to $0.4 million in 2009. The effective tax rate (calculated as a ratio of income tax expense to pre-tax earnings, inclusive of equity method investment earnings) was 33.4% for 2010, compared to 29.5% in 2009. The effective tax rate change from year to year results from differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction and during the quarter we experienced more U.S. taxable income which carries a higher effective rate.

For the reasons outlined herein, we generated net earnings of approximately $2.8 million in the second quarter of 2010 and basic and diluted earnings per share of $0.20 and $0.19, respectively, compared to $0.9 million of net earnings and basic and diluted earnings per share of $0.07 during 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

Net revenues during the six months ended June 30, 2010 rose to $58.1 million from $36.7 million during the six months ended June 30, 2009.

	Six Months Ended June 30,
	2010	2009
Theatre
Products	$53,402,308	$33,453,267
Services	3,036,346	1,883,629
Total theatre revenues	56,438,654	35,336,896
Lighting	1,647,428	1,385,402
Other	—	23,862
Total net revenues	$58,086,082	$36,746,160

Theatre Segment

Sales of theatre products and services increased to $56.4 million in 2010 from $35.3 million in 2009.

Digital Product Sales

Sales of digital products rose to $33.5 million from $15.9 million in 2009 as the industry change to digital projection equipment continues to accelerate.  We believe the demand for digital equipment will continue to increase as exhibitors take advantage of the benefits of 3D digital technology as well as the potential benefits from additional advertising revenue and being able to project more alternative entertainment at the movie theatres. The majority of the increase in digital sales resulted from sales of digital projectors; however, sales of digital lamps rose to $3.1 million in 2010 from $0.7 million in 2009 while sales of digital servers rose to $3.5 million from $0.7 million a year-ago.

Film Product Sales

Sales of film projection equipment rose to $6.6 million in 2010 from $4.6 million a year-ago largely due to export sales. However, due to the industry transition to digital cinema, we expect sales of new film equipment to decline over time.

Sales of film replacement parts declined to $2.8 million during 2010 from $3.7 million a year-ago. We expect sales of film replacement parts to decrease over time but the decline is expected to be at a slower pace compared to the film projectors themselves as the equipment will require maintenance up to the point they are replaced by a digital unit. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is replaced during the full digital cinema rollout.

Sales of xenon lamps were $2.5 million compared to $2.9 million a year-ago. As with replacement parts, the decline in sales of film lamps due to the digital rollout is expected to be at a slower pace in comparison to film projectors. However, unlike replacement part sales, we do not expect the used equipment market to significantly impact the sale of lamps.

Screen Product Sales

We generated screen sales of $8.0 million in 2010 compared to $6.3 million a year-ago due to higher demand for the special “silver” screens needed for certain digital 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.  We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special “silver” screens that we manufacture and which, as discussed earlier, are driving the growth of the product line.

Service Revenues

Service revenues increased in 2010 to $3.0 million from $1.9 million a year-ago. Revenues generated from servicing film equipment was flat year over year at $1.3 million while revenues generated from servicing digital equipment increased to $1.7 million in 2010 from $0.6 million in 2009, due to the advancing rollout of digital cinema.

Lighting Segment

Sales of lighting products increased to $1.7 million in 2010 compared to $1.4 million in 2009. Sales of follow spotlights grew to $0.9 million from $0.7 million a year-ago. Sales of replacement parts were flat at $0.3 million in 2010 and 2009. Sales of all other lighting products, including but not limited to xenon lamps, sky trackers, britelights and nocturns were flat at $0.4 million in both years.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $24.1 million in 2010 from $16.7 million in 2009 resulting primarily from increased sales in China and South America.  Sales into China amounted to $10.1 million in 2010 compared to $5.9 million in 2009, while sales into South America rose to $6.3 million from $1.7 million a year-ago.  These sales were offset by sales into Mexico where demand declined to $3.0 million from $5.4 million a year ago. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $10.3 million in 2010 from $7.6 million a year-ago but as a percent of total revenue decreased to 17.7% from 20.8% in 2009. We continue to benefit from strong margins from our screen business in Canada and improved margins from our service company.  Service margins were $0.3 million or 10.3% of service revenues in 2010 compared to $0.1 million or 7.6% of service revenues in 2009.  Gross profit in the theatre segment increased to $9.8 million in 2010 from $7.2 million in 2009 and as a percentage of theatre sales decreased to 17.3% from 20.3% a year-ago. We expected our gross margin as a percentage of revenues to decrease and also expect it to decrease in the future due to increased sales of digital projection equipment which carry lower margins compared to most of our other products. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs. The timing of this is dependent on the timing of the digital cinema rollout.

The gross profit in the lighting segment amounted to $0.5 million or 29.6% as a percentage of revenues in 2010 compared to $0.5 million or 32.5% as a percentage of revenues in 2009.  The decrease was impacted by strong profits on a special project during 2009.

Selling Expenses

Selling expenses rose to $1.6 million from $1.4 million a year-ago, but as a percentage of revenues decreased to 2.7% from 3.9% a year-ago. As our digital sales increase, we expect selling expenses to continue to drop as a percentage of revenues.

Administrative Expenses

Administrative expenses increased to $4.1 million in 2010 from $4.0 million in 2009 as we experienced some increases in expenses during the quarter from the growth of our Beijing, service and screen companies, however costs decreased as a percentage of revenues to 7.1% in 2010 from 10.8% a year-ago.

Other Financial Items

Our results for 2010 include earnings of approximately $0.8 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC. This income compares to the loss of approximately $0.4 million a year-ago, primarily the result of the gain recorded during the quarter on the sale of equipment by the LLC to a customer for projectors previously held in the LLC.

We also recorded $0.2 million from our 44.4% share of a gain previously deferred in 2007 pertaining to the initial transfer of equipment into the LLC.  The equipment was purchased by a third party customer during the second quarter which resulted in the Company recording the previously deferred gain.

Other expense amounted to approximately $26,000 in 2010 compared to income of approximately $113,000 in 2009. The results primarily reflect the impact of foreign exchange fluctuations during the year due to the U.S. dollar decreasing versus the Canadian dollar.

We recorded income tax expense of approximately $1.8 million in 2010 compared to $0.5 million in 2009. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 31.8% for 2010, compared to 25.8% in 2009. The effective tax rate change from year to year results from differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The higher rate in 2010 resulted from more U.S. based taxable income which carries a higher effective rate compared to our other tax jurisdictions.

For the reasons outlined herein, we generated net earnings of approximately $3.8 million in 2010 and basic and diluted earnings per share of $0.27 and $0.26, respectively, compared to net earnings of approximately $1.5 million during 2009 and basic and diluted earnings per share of $0.11 and $0.10, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $24.1 million compared to $23.6 million at December 31, 2009.

Effective June 30, 2010, we entered into a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”), each effective as of June 30, 2010, with Wells Fargo Bank, N.A. (“Wells Fargo”). We may request an increase in the Revolving Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  Our accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points. Interest is paid on a monthly basis. We will pay a fee of 0.15% per annum on any unused portion. The Revolving Credit Agreement expires on June 30, 2011 at which time all unpaid principal and interest is due.

The Revolving Credit Agreement contains certain covenants, including those relating to our financial condition and limitations on our ability to pay dividends. The primary financial condition covenant pertains to our maintaining a minimum net profit before taxes plus or minus non-cash equity in income of the Digital Link II, LLC joint venture, plus any non-cash charges related to the legacy film projector business, of $1, measured quarterly, on a rolling 4-quarter basis.  Other covenants pertain to items such as limits on incurring additional debt or lease obligations, limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Revolving Credit Agreement, including a change in control of the Company (as defined in the Revolving Credit Agreement), all amounts due there under may be declared to be immediately due and payable. No amounts are currently outstanding on the Revolving Credit Agreement.

We were previously a party to a revolving credit facility with First National Bank of Omaha. This revolving credit facility expired on July 1, 2010.

Net cash provided by operating activities amounted to $3.3 million in 2010 compared to $0.1 million in 2009 as we generated after-tax earnings of $3.8 million during the year so far. The results also reflect an $8.8 million increase in receivables and a $3.9 million increase in inventory offset by an $11.9 million increase in accounts payable and a $1.5 million increase in customer deposits.  The respective changes pertain to increased purchases and sales of digital products which also carry a higher price point reflecting the transition taking place in the theatre exhibition industry.

Net cash used in investing activities amounted to $3.3 million in 2010 compared to cash provided by investing activities of $9.6 million in 2009. The change primarily resulted from the purchase of a building in Canada during the 2010 period in our screen business.  The 2009 amount primarily resulted from the sale of investment securities for $10 million.

Net cash provided by financing activities amounted to $0.4 million in 2010 compared to $0 in 2009 as a result of stock options exercised and excess tax benefits from stock options exercised during the 2010 period.

Transactions with Related and Certain Other Parties

The Company sold digital projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC

(“LLC”) for approximately $0.4 million and $4.7 million for the three and six months ended June 30, 2010 and $0 and $1.9 million for the three and six month periods ended June 30, 2009, respectively. The LLC in turn provides the digital projection equipment to third party customers under operating lease agreements. Revenue recognized by Ballantyne was $1.3 million and $3.9 million in the three and six month periods ended June 30, 2010, respectively, as compared to $0 and $1.0 million in the three and six months ended June 30, 2009, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.  The total receivable balance due from the LLC was $1.5 million at June 30, 2010 and $0.2 million at December 31, 2009.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 52% of 2010 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 70% of net consolidated receivables at June 30, 2010. Sales to China Film Jingdian Cinema Investment Company, LTD represented the largest percentage at 12% of consolidated sales and 23% of net consolidated receivables at June 30, 2010. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our Company’s business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into foreign exchange contracts to manage a portion of this risk. For the period ended June 30, 2010, we had recorded approximately $0.1 million of unrealized loss associated with these open contracts in our consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2010	2011	2012	2013	2014	Thereafter
Non-competition agreement	$50,000	—	50,000	—	—	—	—
Postretirement benefits	196,245	12,068	18,485	19,553	20,528	21,501	104,110
Operating leases	319,479	97,290	168,328	29,975	22,821	1,065	—
Contractual cash obligations	$565,724	109,358	236,813	49,528	43,349	22,566	104,110

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

Guarantees

During 2010 and 2009, the Company and RealD provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.46%. The following table summarizes the Company’s guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of June 30, 2010
July-08	7.00%	$626,663	44.40%	$278,238	$107,359
November-08	7.20%	756,440	44.40%	335,860	88,267
November-08	7.00%	1,142,239	44.40%	507,154	266,429
January-09	7.20%	265,538	44.40%	117,899	41,087
April-09	7.20%	1,039,646	44.40%	461,602	174,924
September-09	7.00%	184,098	44.40%	81,739	62,708
October-09	7.25%	152,850	44.40%	67,865	50,162
March-10	7.46%	1,824,774	44.40%	810,200	715,577
March-10	7.46%	749,308	44.40%	332,693	307,289
		$6,741,556		$2,993,250	$1,813,802

Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The guarantees will expire at the time each loan is paid off. The fair value of the obligations undertaken by issuing the guarantees was not material to the condensed consolidated financial statements as of June 30, 2010 and December 31, 2009.

During March 2010, the Company and RealD provided additional guarantees (additional to those noted in the table) to notes payable entered into by the LLC. Pursuant to the terms of loan agreements, the LLC will borrow an additional amount of approximately $0.4 million to be repaid over a 24 month term bearing interest equal to 7.46% per annum. Equal payments of principal and interest will be due from the LLC to the lender on a monthly basis. Ballantyne, as a 44.4% owner of the LLC, will guarantee 44.4% of the loan amounts or approximately $0.2 million plus interest.  The loans are secured by a security interest on the equipment granted to the lender under a security agreement between the lender and the LLC. The guarantees expire at the time each loan is paid off. These additional notes payable were not funded as of June 30, 2010.

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

Litigation

The Company is not a party to any outstanding legal actions as of June 30, 2010.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2009.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the six months ended June 30, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPE) for consolidation, changes to approach to determining a Variable Interest Entities (VIE) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement was effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009. The adoption did not impact the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 829-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter ended March 31, 2010, the Company provided new disclosures, as applicable to its fair value instruments. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to our financial statements.

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

Interest Rates — We have a variable interest rate credit facility with no outstanding balance as of June 30, 2010. If we would borrow up to the maximum amount available under this facility, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

Foreign Exchange — Exposure to transactions denominated in a currency other than the entity’s functional currency is primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $60,000 as of June 30, 2010.

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

PART II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any outstanding legal actions as of June 30, 2010.

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10K for the year ended December 31, 2009 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 6.  Exhibits

See the Exhibit Index on page 29.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ JOHN WILMERS	By:	/s/ KEVIN S. HERRMANN
	John Wilmers, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer

Date:	August 11, 2010	Date:	August 11, 2010

EXHIBIT INDEX

4.1	Thirteenth Amendment to the Revolving Credit Agreement with First National Bank of Omaha. •

4.2	Revolving Credit Agreement and Note between the Company and Wells Fargo, N.A., effective June 30, 2010 (incorporated by reference to Exhibits 4.1 and 4.2 to the Form 8-K filed July 7, 2010).

10.1

Ballantyne Strong, Inc. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders filed April 20, 2010).*

10.2

Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statements for the 2010 Annual Meeting of Stockholders filed April 20, 2010).*

10.3

Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statements for the 2010 Annual Meeting of Stockholders filed April 20, 2010).*

10.4	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010. •

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

•              Filed herewith.

*              Management contract or compensatory plan.