Form 10-Q
period 2010-09-30
BALLANTYNE STRONG, INC.
filed 2010-11-15
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 2, 2010
Common Stock, $.01, par value	14,300,799 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$19,167,244	$23,589,025
Restricted cash	486,403	442,766
Accounts receivable (less allowance for doubtful accounts of $242,339 and $205,314, respectively)	17,738,205	8,877,980
Unbilled revenue	3,958,765	1,894,075
Inventories, net	26,581,450	12,987,048
Recoverable income taxes	1,602,505	1,850,699
Deferred income taxes	2,193,606	1,943,679
Consignment inventory	450,382	486,527
Other current assets	2,730,323	667,592
Total current assets	74,908,883	52,739,391
Investment in joint venture	2,306,931	2,216,638
Property, plant and equipment, net	7,373,726	3,612,935
Intangible assets, net	797,426	1,103,128
Other assets	20,000	17,257
Deferred income taxes	47,330	520,951
Total assets	$85,454,296	$60,210,300
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,518,101	$9,768,896
Other accrued expenses	4,203,344	3,623,143
Customer deposits	3,652,809	2,295,946
Income tax payable	804,875	1,246,247
Total current liabilities	35,179,129	16,934,232
Deferred income taxes	245,871	274,977
Other accrued expenses, net of current portion	491,494	483,425
Total liabilities	35,916,494	17,692,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,440,781 shares in 2010 and 16,283,676 shares in 2009	164,407	162,836
Additional paid-in capital	36,094,616	35,332,787
Accumulated other comprehensive income (loss):
Foreign currency translation	(126,821)	(286,086)
Minimum pension liability	110,665	110,665
Retained earnings	28,677,615	22,580,144
	64,920,482	57,900,346
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)
Total stockholders’ equity	49,537,802	42,517,666
Total liabilities and stockholders’ equity	$85,454,296	$60,210,300

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$32,929,645	$16,552,036	$91,015,727	$53,298,196
Cost of revenues	26,461,344	12,996,753	74,280,945	42,111,250
Gross profit	6,468,301	3,555,283	16,734,782	11,186,946
Selling and administrative expenses:
Selling	726,260	518,790	2,280,258	1,954,980
Administrative	2,214,355	1,921,228	6,352,801	5,873,540
Total selling and administrative expenses	2,940,615	2,440,018	8,633,059	7,828,520
Gain (loss) on disposal or transfer of assets	7,691	229	178,192	(1,714)
Income from operations	3,535,377	1,115,494	8,279,915	3,356,712
Interest income	4,197	10,369	17,587	80,903
Interest expense	(11,727)	(8,116)	(27,120)	(25,557)
Equity in income (loss) of joint venture	(23,373)	(219,420)	802,393	(637,557)
Other expense, net	(81,055)	(142,734)	(107,279)	(29,830)
Income before income taxes	3,423,419	755,593	8,965,496	2,744,671
Income tax expense	(1,102,698)	(212,497)	(2,867,816)	(725,935)
Net earnings	$2,320,721	$543,096	$6,097,680	$2,018,736
Basic earnings per share	$0.16	$0.04	$0.43	$0.14
Diluted earnings per share	$0.16	$0.04	$0.42	$0.14
Weighted average shares outstanding:
Basic	14,199,858	14,005,912	14,139,682	13,996,533
Diluted	14,417,754	14,163,609	14,363,234	14,138,813

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings	$6,097,680	$2,018,736
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for doubtful accounts	61,664	30,518
Provision for obsolete inventory	168,941	284,224
Provision for warranty reserve	405,819	252,265
Depreciation of consignment inventory	318,082	397,636
Depreciation of property, plant and equipment	661,743	638,062
Amortization of intangibles	320,786	293,313
Equity in (gain) loss of joint venture	(802,393)	637,557
Loss on forward contracts	104,131	2,589
Loss (gain) on disposal or transfer of assets	(178,192)	1,714
Deferred income taxes	190,972	(839,515)
Share-based compensation expense	226,424	161,728
Excess tax benefits from share-based arrangements	(156,919)	—

Changes in assets and liabilities:
Accounts receivable	(8,609,788)	(1,943,149)
Unbilled revenue	(2,064,690)	(335,369)
Inventories	(13,748,459)	(3,114,564)
Consignment inventory	(281,937)	(340,559)
Other current assets and liabilities	(2,061,755)	(226,121)
Accounts payable	16,499,595	2,311,154
Customer deposits	1,355,647	1,764,435
Accrued expenses	26,864	297
Current income taxes	(51,052)	276,660
Other assets	(2,743)	—
Net cash provided by (used in) operating activities	(1,519,580)	2,271,611

Cash flows from investing activities:
Investment in joint venture/return on investment	888,000	20,568
Increase in restricted investments	(466)	24,106
Capital expenditures	(4,397,526)	(807,715)
Proceeds from sales of assets	27,576	—
Proceeds from sales of investments in securities	—	10,025,000
Net cash provided by (used in) investing activities	(3,482,416)	9,261,959

Cash flows from financing activities:
Proceeds from exercise of stock options	359,117	—
Excess tax benefits from share-based arrangements	156,919	—
Net cash provided by financing activities	516,036	—
Effect of exchange rate changes on cash and cash equivalents	64,179	304,344
Net (decrease) increase in cash and cash equivalents	(4,421,781)	11,837,914
Cash and cash equivalents at beginning of year	23,589,025	11,424,984
Cash and cash equivalents at end of year	$19,167,244	$23,262,898

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s annual Form 10-K, as amended.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the fiscal year-ended December 31, 2009.

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

No changes were made to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2009.

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

Nine Months Ended September 30, 2010 and 2009

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Earnings applicable to common stock	$2,320,721	$543,096	$6,097,680	$2,018,736
Basic weighted average common shares outstanding	14,199,858	14,005,912	14,139,682	13,996,533
Basic earnings per share	$0.16	$0.04	$0.43	$0.14
Diluted earnings per share:
Earnings applicable to common stock	$2,320,721	$543,096	$6,097,680	$2,018,736
Basic weighted average common shares outstanding	14,199,858	14,005,912	14,139,682	13,996,533
Dilutive effect of stock options and restricted stock awards	217,896	157,697	223,552	142,280
Dilutive weighted average common shares outstanding	14,417,754	14,163,609	14,363,234	14,138,813
Diluted earnings per share	$0.16	$0.04	$0.42	$0.14

For the three months ended September 30, 2010 the Company had no anti-dilutive shares outstanding.  For the nine months ended September 30, 2010, the Company had 10,200 shares of restricted stock at a weighted average price of $8.02 per share that were outstanding but were not included in the computation of diluted earnings per share as the fair value price on the date of grant was greater than the average market price of the common shares. These restricted stock shares vest in May 2011.

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

4.  Comprehensive Income

The accumulated other comprehensive income, net, shown in the Company’s condensed consolidated balance sheets includes the unrealized income on investments in securities and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Comprehensive income:
Net earnings	$2,320,721	$543,096	$6,097,680	$2,018,736
Other comprehensive income:
Unrealized gain on investment in securities	—	—	—	742,027
Foreign currency translation adjustment	305,824	354,253	159,265	525,523
Total comprehensive income	$2,626,545	$897,349	$6,256,945	$3,286,286

5.  Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all manufactured equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. Warranty costs are generally passed through to the manufacturer for items distributed by the Company.  The Company accrues for warranty costs at the time of sale or repair, and when events dictate that additional accruals are necessary.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warranty accrual at beginning of period	$412,027	$445,823	$378,145	$491,556
Charged to expense	177,192	60,132	405,819	252,265
Amounts written off, net of recoveries	(75,153)	(106,032)	(266,372)	(355,096)
Foreign currency adjustment	3,916	18,739	390	29,937
Warranty accrual at end of period	$517,982	$418,662	$517,982	$418,662

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

Summarized financial data for the LLC is as follows, in thousands:

Balance Sheet	September 24, 2010	December 25, 2009
Current assets	$4,637	$877
Property, plant and equipment, net	9,389	12,935
Current liabilities	3,454	3,047
Non-current liabilities	5,804	5,574
Equity	$4,768	$5,191

	Three Months Ended September 24,		Nine Months Ended September 26,
Statement of Operations	2010	2009	2010	2009
Revenue	$1	$1	$8,239	$22
Cost of sales	(277)	(392)	(6,174)	(1,152)
Selling and administrative expenses	(60)	(68)	(207)	(184)
Operating income (loss)	(336)	(459)	1,858	(1,314)
Other expense	(86)	(53)	(283)	(194)
Net income (loss)	$(422)	$(512)	$1,575	$(1,508)

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s unaudited financial statements as of September 24, 2010.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year end with that of its majority interest holder, RealD. The Company’s portion of income of the LLC was insignificant for the three months and $0.8 million for the nine months ended September 30, 2010 as compared to the portion of loss of the LLC of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.

The Company sold digital theatre projection equipment, in the normal course of business, to the LLC for approximately $0.3 million and $5.0 million for the three and nine months ended September 30, 2010 and approximately $0.4 million and $2.3 million for the three and nine months ended September 30, 2009, respectively. The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by Ballantyne was $0.2 million and $4.1 million in the three and nine month periods ended September 30, 2010, respectively, as compared to $0.1 and $1.1 million in the three and nine months ended September 30, 2009, respectively. Revenue recognized by the Company on the sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.  The total receivable balance due from the LLC was $0.3 million at September 30, 2010 and $0.2 million at December 31, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

During the second quarter of 2010, the LLC made a significant sale of equipment to a third party customer that resulted in the LLC recording a gain on the sale of assets of approximately $2.8 million.

During the third quarter of 2010 the Company received a $0.9 million return of the investment in the LLC. The Company received no other distributions from the LLC.

Guarantees

The Company and RealD have provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.46%. The following table summarizes the Company’s guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of September 30, 2010
July-08	7.00%	$626,663	44.40%	$278,238	$83,321
November-08	7.20%	756,440	44.40%	335,860	44,718
November-08	7.00%	1,142,239	44.40%	507,154	162,841
January-09	7.20%	265,538	44.40%	117,899	25,848
April-09	7.20%	1,039,646	44.40%	461,603	110,307
September-09	7.00%	184,098	44.40%	81,739	55,340
October-09	7.25%	152,850	44.40%	67,865	41,076
March-10	7.46%	1,824,774	44.40%	810,200	619,130
March-10	7.46%	749,308	44.40%	332,693	265,679
March-10	7.46%	423,224	44.40%	187,911	172,758
March-10	7.46%	216,141	44.40%	95,967	88,408
		$7,380,921		$3,277,129	$1,669,426

Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The guarantees will expire at the time each loan is paid off. The fair value of the obligations undertaken by issuing the guarantees was not material to the condensed consolidated financial statements as of September 30, 2010.

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

8.  Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses equal or approximate their fair values due to the short-term nature of these instruments. The estimated fair values and related assumptions used to estimate fair value of the Company’s financial instruments are disclosed below.  The Company’s instruments were considered Level 1 as of September 30, 2010 and December 31, 2009.

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

Nine Months Ended September 30, 2010 and 2009

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

9. Accounts Receivable

Accounts receivable is comprised of the following:

	September 30, 2010	December 31, 2009
Trade accounts receivable, net	$16,656,655	$8,877,980
Other receivable	1,081,550	—
	$17,738,205	$8,877,980

10.  Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials and components	$6,066,560	$4,714,956
Work in process	921,650	169,707
Finished goods	19,593,240	8,102,385
	$26,581,450	$12,987,048

The inventory balances are net of reserves of approximately $3.0 million and $2.7 million as of September 30, 2010 and December 31, 2009, respectively.

11.  Income Taxes

Income taxes are accounted for under the asset and liability method.  The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary.  As of September 30, 2010, a valuation allowance has not been recorded.  However, if the Company experiences difficulties in achieving its forecasts of taxable income, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations.  The Company has recorded a receivable for the amount of an income tax refund due to the Company as a result of the carry back of certain operating losses to previous year’s taxable income.

The effective tax rate (calculated as a ratio of income tax expense to pre-tax earnings, inclusive of equity method investment earnings) was 32.2% and 32.0% for the three and nine months ended September 30, 2010, respectively, as compared to 28.1% and 26.4% for the three and nine months ended September 30, 2009, respectively.  The effective rate change from year to year is a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  During the three and nine months ended September 30, 2010 the Company experienced more U.S. taxable income which carries a higher effective rate.  Our anticipated full year effective tax rate is estimated to be 31.7%.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $10.2 million at September 30, 2010 and as such, earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The Company follows Financial Accounting Standards Board ASC 740, Income Taxes as it pertains to uncertain tax positions. ASC 740 requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2006 through 2009. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of September 30, 2010, total unrecognized tax benefits amounted to approximately $0.1 million.

Amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the three and nine month periods ended September 30, 2010 and 2009.  Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of September 30, 2010 and December 31, 2009. The accruals largely related to state tax matters.

12.  Supplemental Cash Flow Information

Supplemental disclosures to the condensed consolidated statements of cash flows are as follows:

	Nine Months Ended September 30,
	2010	2009
Cash paid during the year for:
Interest	$6,920	$3,424
Income taxes	$2,709,488	$1,218,556

13.  Stock Compensation

The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to approximately $67,000 and $226,000 for the three and nine months ended September 30, 2010, respectively, and approximately $55,000 and $162,000 for the three and nine months ended September 30, 2009, respectively.  The Company recorded associated tax benefits of approximately $26,000 and $81,000 during the three and nine months ended September 30, 2010, respectively, compared to approximately $15,000 and $49,000 during the three and nine months ended September 30, 2009, respectively.

During the second quarter of 2010, the Company adopted and, at the 2010 Annual Meeting of Stockholders, the stockholders approved the 2010 Long-Term Incentive Plan (“2010 Plan”).  Subject to the terms of the 2010 Plan, the Compensation Committee has the discretion to determine the terms of each award, including which award, if any, may be subject to vesting upon a “change in control” of the Company, as such term is defined in the 2010 Plan.  The Committee may grant stock options, stock appreciation rights, restricted shares, restricted stock units or performance shares and performance units.  The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares.  No shares were granted during the nine months ended September 30, 2010.

Options

The Company maintains a 2005 Outside Directors Stock Option Plan which was approved by the Company’s stockholders. During fiscal 2008, the Board of Directors made the decision to discontinue granting further stock options under this Plan, however, there are grants of stock options that remain outstanding under this Plan. The Company also maintained a 1995 Employee Stock Option Plan which expired in 2005, however, there are stock options that remain outstanding under this expired Plan.

All past and future grants under the Company’s stock option plans were granted at exercise prices based on the fair market value of the Company’s common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expire between 5 and 10 years after the grant date. No stock options were granted during the nine months ended September 30, 2010 and 2009, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

All stock options outstanding were fully vested as of January 1, 2009.  Therefore no share-based compensation expense was recorded during the nine months ended September 30, 2010 and 2009, respectively, and no unrecognized compensation cost related to non-vested stock option awards remained at September 30, 2010.

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2010 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	278,125	$2.29	1.69	$480,450
Granted	—
Exercised	(105,875)	3.39
Forfeited	—
Outstanding at September 30, 2010	172,250	$1.62	1.33	$1,243,516
Exercisable at September 30, 2010	172,250	$1.62	1.33	$1,243,516

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2010.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding at September 30, 2010			Options Exercisable at September 30, 2010
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62	125,000	1.58	$0.62	125,000	1.58	$0.62
$4.25	47,250	0.67	4.25	47,250	0.67	4.25
$0.62 to 4.25	172,250	1.33	$1.62	172,250	1.33	$1.62

Restricted Stock Plans

During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the Plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the Plan was 250,000 shares. The Plan was set to expire in September 2010; however, during the second quarter, at the 2010 Annual Meeting of Stockholders, the stockholders of the Company adopted an amendment to extend the duration of the Plan until September 1, 2013. At September 30, 2010, 90,479 shares remain available for issuance under the Plan.

During 2008, the Company adopted and the stockholders approved, the Ballantyne of Omaha, Inc. Non-Employee Directors’ Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors’ Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 by a vote of the stockholders at the 2009 Annual Meeting of Stockholders. At September 30, 2010, 189,676 shares remain available for issuance under the Plan.

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

As of September 30, 2010, the total unrecognized compensation cost related to non-vested restricted stock awarded was $61,000 and is expected to be recognized over a weighted average period of 3.6 months.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2009	116,491	$2.38
Granted	51,230	4.88
Shares vested	(93,030)	3.65
Shares forfeited	—	—
Nonvested at September 30, 2010	74,691	$2.51

Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At September 30, 2010, 88,553 shares of common stock remained available for issuance under the Plan. The Plan was set to expire in October 2010; however, during the second quarter, at the 2010 Annual Meeting of Stockholders, the stockholders of the Company adopted an amendment to extend the duration of the Plan until October 31, 2013.

The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $1.81 using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate—0.26%, dividend yield—0%, expected volatility—57.52% and expected life in years—1. The Company recorded approximately $5,000 and $16,000 of share-based compensation expense pertaining to the Plan during the three and nine month periods ended September 30, 2010 as compared to approximately $7,000 and $18,000 during the three and nine month periods ended September 30, 2009, respectively.  Associated tax benefits recorded in 2010 and 2009 were immaterial. At September 30, 2010, the total unrecognized estimated compensation cost was $1,900 which is expected to be recognized over a period of one month.

14.  Stockholder Rights Plan

The Company’s Stockholders Rights Plan expired on June 9, 2010 in accordance with the terms of the Plan.

15.  Related Party Transactions

The Company sold digital projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC for approximately $0.3 million and $5.0 million for the three and nine months ended September 30, 2010 and $0.4 million and $2.3 million for the three and nine month periods ended September 30, 2009, respectively. The LLC in turn provides the digital projection equipment to third party customers under system use agreements. Revenue recognized by Ballantyne was $0.2 million and $4.1 million in the three and nine month periods ended September 30, 2010, respectively, as compared to $0.1 million and $1.1 million in the three and nine months ended September 30, 2009, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.  The total receivable balance due from the LLC was $0.3 million at September 30, 2010 and $0.2 million at December 31, 2009.

16.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At September 30, 2010, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $3.0 million. The Company has recorded approximately $0.1 million of unrealized gains associated with these open contracts in its consolidated statement of operations at September 30, 2010.  The Company recorded an immaterial loss in its consolidated statement of operations at September 30, 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

17.  Debt

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

18.  Bonus Plans

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

The Company has recorded expenses related to the Plan of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2009, respectively. The bonuses are generally paid through a distribution of cash and restricted stock awards.

19.  Concentrations

The Company’s top ten customers accounted for approximately 48% of 2010 consolidated net revenues. The top ten customers were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 58% of net consolidated receivables at September 30, 2010 as compared to 52% at December 31, 2009. Sales to China Film Jingdian Cinema Investment Company, LTD represented the largest percentage at 10% of consolidated sales and 22% of net consolidated receivables at September 30, 2010.  While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Nine Months Ended September 30, 2010 and 2009

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

20.  Contingencies

During the third quarter of 2010 the Company experienced the theft of 30 digital projectors in-transit, valued at approximately $0.8 million.  Based on the most current information available the Company believes it is probable that it will recover sufficient funds to cover the entire loss.  As a result, the Company has booked an insurance related receivable for the entire amount.

21.  Litigation

The Company is currently a defendant in an asbestos case entitled Manuel H. Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc. a/k/a Ballantyne of Omaha, et al., filed August 17, 2010 in the Superior Court of the State of New York. The Company is one of twenty-five defendants. While the Company believes that it has strong defenses and intends to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award.

22.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2010, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamp houses, power supplies and screens. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company previously evaluated the performance of the segments based on reported segment gross profit. Prior year amounts have been reclassified to conform to the 2010 presentation. All significant intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue
Theatre
Products	$29,526,761	$14,638,102	$82,929,069	$48,091,369
Services	2,197,114	886,690	5,233,460	2,770,319
Total theatre	31,723,875	15,524,792	88,162,529	50,861,688
Lighting	1,205,770	1,025,749	2,853,198	2,411,151
Other	—	1,495	—	25,357
Total revenue	$32,929,645	$16,552,036	$91,015,727	$53,298,196
Operating Income
Theatre
Products	$4,539,334	$2,730,662	$12,057,536	$7,993,440
Services	291,442	(272,122)	266,544	(377,461)
Total theatre	4,830,776	2,458,540	12,324,080	7,615,979
Lighting	(22,562)	24,508	52,282	63,414
Other	—	635	—	12,770
Total operating income	4,808,214	2,483,683	12,376,362	7,692,163
Unallocated general and administrative expenses	(1,280,528)	(1,368,418)	(4,274,639)	(4,333,737)
Gain (loss) on disposal or transfer of assets	7,691	229	178,192	(1,714)
Interest, net	(7,530)	2,253	(9,533)	55,346
Equity in income (loss) of joint venture	(23,373)	(219,420)	802,393	(637,557)
Other income (expense), net	(81,055)	(142,734)	(107,279)	(29,830)
Income before income taxes	$3,423,419	$755,593	$8,965,496	$2,744,671

Expenditures on capital equipment
Theatre
Products	$1,076,237	$321,363	$4,311,379	$774,429
Services	23,210	29,031	61,998	29,031
Total theatre	1,099,447	350,394	4,373,377	803,460
Lighting	15,748	175	24,149	4,255
Total	$1,115,195	$350,569	$4,397,526	$807,715

Depreciation and amortization
Theatre
Products	$324,050	$343,748	$1,131,874	$1,114,766
Services	41,126	51,077	143,825	181,214
Total theatre	365,176	394,825	1,275,699	1,295,980
Lighting	7,837	10,980	24,912	33,031
Total	$373,013	$405,805	$1,300,611	$1,329,011

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (loss) on disposal or transfer of assets
Theatre
Products	$—	$229	$164,600	$(1,714)
Services	7,691	—	13,592	—
Total theatre	7,691	229	178,192	(1,714)
Lighting	—	—	—	—
Total	$7,691	$229	$178,192	$(1,714)

	September 30,	December 31,
	2010	2009
Identifiable assets
Theatre
Products	$79,761,603	$55,720,203
Services	2,147,623	1,225,122
Total theatre	81,909,226	56,945,325
Lighting	3,545,070	3,264,975
Total	$85,454,296	$60,210,300

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue
United States	$17,926,957	$10,378,621	$51,954,654	$30,455,666
Canada	1,253,638	458,133	3,404,608	2,016,430
China	9,297,908	2,503,875	19,343,533	8,363,918
Asia (excluding China)	508,175	314,909	1,340,097	1,044,736
Mexico	1,639,934	1,735,348	4,667,458	7,122,679
South America	1,767,485	764,759	8,100,392	2,478,545
Europe	501,420	271,901	2,009,966	1,568,404
Other	34,128	124,490	195,019	247,818
Total	$32,929,645	$16,552,036	$91,015,727	$53,298,196

	September 30, 2010	December 31, 2009
Identifiable assets
United States	$57,676,138	$43,982,105
China	9,532,988	4,030,131
Asia (excluding China)	5,781,015	4,029,054
Canada	12,464,155	8,169,010
Total	$85,454,296	$60,210,300

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

23.  Subsequent Events

On November 1, 2010, the Company’s Board of Directors elected Gary L. Cavey to the position of Chief Executive Officer and Director. Mr. Cavey replaced John C. Wilmers who had served as CEO for 13 years and is retiring. Mr. Wilmers will remain with the Company focusing on the Company’s growing business opportunities in Asia.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, we assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Results of Operations:

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues

Net revenues during the three months ended September 30, 2010 rose to $32.9 million from $16.6 million during the three months ended September 30, 2009.

	Three Months Ended September 30,
	2010	2009
Theatre
Products	$29,526,761	$14,638,102
Services	2,197,114	886,690
Total theatre revenues	31,723,875	15,524,792
Lighting	1,205,770	1,025,749
Other	—	1,495
Total net revenues	$32,929,645	$16,552,036

Theatre Segment

Sales of theatre products and services increased to $31.7 million in 2010 from $15.5 million in 2009.

Digital Product Sales

Sales of digital products rose to $20.2 million from $5.2 million in 2009 as the industry change to digital projection equipment continues to accelerate. The majority of the increase in digital sales resulted from sales of digital projectors; however, sales of digital lamps also rose to $1.6 million in 2010 from $0.9 million in 2009 and sales of digital servers rose to $1.7 million from $0.2 million in the same period of 2009.  We believe the demand for digital equipment will continue to increase as exhibitors take advantage of the benefits of 3D digital technology as well as the potential benefits of additional advertising revenue and being able to project more alternative entertainment at the movie theatres

Film Product Sales

Sales of film projection equipment decreased to $2.3 million in 2010 from $3.7 million a year-ago due primarily to the industry transition to digital cinema.  The vast majority of this equipment was sold outside the United States.  We expect sales of new film equipment to decline significantly in 2011 and beyond.

Sales of film replacement parts increased to $1.4 million during 2010 from $1.3 million during the same quarter in 2009. We expect sales of film replacement parts to decrease over time as film equipment is replaced by digital units. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is replaced during the digital cinema rollout.  Sales will also depend on the pace of our film customers retrofitting their film projection theatres to digital cinema projection theatres.

Sales of xenon lamps were $0.7 million compared to $1.5 million in the prior year.  The decrease from the prior year is mainly attributable to the loss of sales to a significant lamp customer.

Screen Product Sales

We generated screen sales of $5.0 million in 2010 compared to $2.8 million a year-ago due to higher demand for the special “silver” screens needed for certain digital 3D applications. This demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.  We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special “silver” screens that we manufacture and which is driving the growth of the product line.  Sales during the quarter were also positively impacted by increased demand for large format screens.

Service Revenues

Service revenues increased in 2010 to $2.2 million from $0.9 million a year-ago. Revenues generated from servicing film equipment were $0.3 million during 2010 compared to $0.6 during the same quarter in 2009 while revenues generated from servicing digital equipment increased to $1.9 million compared to $0.3 million in the prior year.  The results reflect the continued installation of digital projectors for a large US-based cinema chain, coupled with increased demand from independent exhibitors due to the advancing digital cinema rollout.

Lighting Segment

Sales of lighting products were higher than a year-ago at $1.2 million compared to $1.0 million in the same period of the prior year as sales of follow spotlights and lighting parts each rose $0.1 million compared to the same quarter a year-ago. Sales of most other lighting products were relatively stable from period to period.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $15.0 million in 2010 from $6.2 million in 2009 resulting primarily from increased sales in China and South America.  Sales in China rose to $9.3 million from $2.5 million in 2009 while sales to South America increased to $1.8 million compared to $0.8 million a year-ago.  The results reflect increased digital cinema business in each region.  Areas with decreased sales are generally the result of parts of the world that are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. In addition, as demand for film equipment and parts decreases there are certain areas of the world, such as Europe and parts of Asia, where the Company is not a reseller of digital projectors.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $6.5 million in 2010 from $3.6 million a year-ago but as a percent of total revenue decreased to 19.6% from 21.5% in 2009. Gross profit in the theatre segment increased to $6.2 million in 2010 from $3.3 million in 2009 and as a percentage of theatre sales decreased to 19.7% from 21.4% a year-ago We continue to benefit from strong margins from our screen business in Canada and improved margins from our service company.  We expected our gross margin as a percentage of revenues to decrease and also expect it to decrease in the future due to increased sales of digital projection equipment which carry lower margins compared to most of our other products. The sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We are purchasing film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs. We are also reducing prices on certain products.

The gross profit in the lighting segment amounted to $0.2 million or 18.3% as a percentage of revenues in 2010 compared to $0.2 million or 23.1% as a percentage of revenues in 2009.  The margin increase primarily resulted from a product mix consisting of higher-margin replacement part sales.

Selling Expenses

Selling expenses were $0.7 million in 2010 compared to $0.5 million during the same quarter of 2009; however, as a percentage of revenues decreased to 2.2% from 3.1% a year-ago.  The increase pertains to additional staffing due to the growth across most product lines.  As our digital sales increase, we expect selling expenses to continue to drop as a percentage of revenues.

Administrative Expenses

Administrative expenses increased to $2.2 million in 2010 from $1.9 million in 2009, however, expenses as a percentage of total revenue decreased to 6.7% in 2010 from 11.6% in 2009.  The increase was primarily the result of employee-related costs from additional personnel to keep up with the growth of the Company and the related stock and bonus compensation expenses.

Other Financial Items

Our results for 2010 reflect an insignificant loss pertaining to our 44.4% share of equity income from Digital Link II, LLC (the “LLC”). This loss compares to the loss of $0.2 million in the prior year and is primarily driven by the reduction in depreciation expense as a result of the sale of equipment by the LLC to customers for projectors previously held in the LLC.

Other expense was relatively flat year over year at approximately $0.1 million in both 2010 and 2009. The results primarily reflect the impact of foreign exchange fluctuations during the year due to the U.S. dollar decreasing versus the Canadian dollar.

We recorded income tax expense of approximately $1.1 million in 2010 compared to $0.2 million in 2009. The effective tax rate (calculated as a ratio of income tax expense to pre-tax earnings, inclusive of equity method investment earnings) was 32.2% for 2010, compared to 28.1% in 2009. The increase in the effective tax rate from the prior year is the result of higher U.S.-based taxable income which carried a higher rate than the foreign jurisdictions in which we operate.

For the reasons outlined herein, we generated net earnings of approximately $2.3 million and basic and diluted earnings per share of $0.16 during the third quarter of 2010, compared to $0.5 million of net earnings and basic and diluted earnings per share of $0.04 during the same quarter of 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

Net revenues during the nine months ended September 30, 2010 rose to $91.0 million from $53.3 million during the nine months ended September 30, 2009.

	Nine Months Ended September 30,
	2010	2009
Theatre
Products	$82,929,069	$48,091,369
Services	5,233,460	2,770,319
Total theatre revenues	88,162,529	50,861,688
Lighting	2,853,198	2,411,151
Other	—	25,357
Total net revenues	$91,015,727	$53,298,196

Theatre Segment

Sales of theatre products and services increased to $88.2 million in 2010 from $50.9 million in 2009.

Digital Product Sales

Sales of digital products rose to $53.7 million from $21.0 million in 2009 as the industry shift to digital projection equipment continues to accelerate.  The majority of the increase in digital sales resulted from sales of digital projectors; however, sales of digital lamps rose to $4.7 million in 2010 from $2.0 million in 2009 while sales of digital servers rose to $5.3 million from $0.9 million a year-ago.  We believe the demand for digital equipment will continue to increase as exhibitors take advantage of the benefits of 3D digital technology as well as the potential benefits from additional advertising revenue and being able to project more alternative entertainment at the movie theatres

Film Product Sales

Sales of film projection equipment rose to $8.9 million in 2010 from $8.4 million a year-ago largely due to sales outside the U.S. We expect sales of new film equipment to decline significantly in 2011 and beyond due to the industry transition to digital cinema

Sales of film replacement parts declined to $4.2 million during 2010 from $5.0 million a year-ago. We expect sales of film replacement parts to decrease over time as film equipment is replaced by digital units. However, we are unsure how the used equipment market will impact our replacement part sales when film equipment is replaced during the full digital cinema rollout.  Sales will also depend on the pace of our film customers retrofitting their film projection theatres to digital cinema projection theatres.

Sales of xenon lamps were $3.1 million compared to $4.4 million a year-ago. The decrease in sales is mainly attributable to the loss of a significant lamp customer.

Screen Product Sales

We generated screen sales of $13.0 million in 2010 compared to $9.1 million a year-ago due to higher demand for the special “silver” screens needed for certain digital 3D applications. As discussed earlier, this demand is resulting from our customers wanting to show certain movies in digital 3D and also more 3D movies being available from the Hollywood studios.  We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special “silver” screens that we manufacture and which, as discussed earlier, are driving the growth of the product line.  Sales were also positively impacted by increased demand for large format screens during 2010.

Service Revenues

Service revenues increased in 2010 to $5.2 million from $2.8 million a year-ago. Revenues generated from servicing film equipment was $1.6 million in 2010 compared to $1.9 million in 2009 while revenues generated from servicing digital equipment increased to $3.6 million in 2010 from $0.9 million in 2009, due to the advancing rollout of digital cinema.  The results reflect the continued installation of digital projectors for a large U.S.-based cinema chain, coupled with increased demand from independent exhibitors due to the advancing digital cinema rollout.

Lighting Segment

Sales of lighting products increased to $2.9 million in 2010 compared to $2.4 million in 2009. Sales of follow spotlights grew to $1.7 million from $1.4 million a year-ago. Sales of replacement parts were $0.6 million in 2010 compared to $0.4 million in 2009. Sales of all other lighting products, including but not limited to xenon lamps, sky trackers, britelights and nocturns were relatively flat at approximately $0.5 million in both 2010 and 2009.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $39.1 million in 2010 from $22.8 million in 2009 resulting primarily from increased sales in China and South America.  Sales into China amounted to $19.3 million in 2010 compared to $8.4 million in 2009, while sales into South America rose to $8.1 million from $2.5 million a year-ago.  These sales were offset by sales into Mexico where demand declined to $4.7 million from $7.1 million a year ago. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $16.7 million in 2010 from $11.2 million a year-ago but as a percent of total revenue decreased to 18.4% from 21.0% in 2009. We continue to benefit from strong margins from our screen business in Canada and improved margins from our service company.  Gross profit in the theatre segment increased to $16.0 million in 2010 from $10.5 million in 2009 and as a percentage of theatre sales decreased to 18.2% from 20.6% a year-ago. We expected our gross margin as a percentage of revenues to decrease and also expect it to decrease in the future due to increased sales of digital projection equipment which carry lower margins compared to most of our other products. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We are purchasing film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs. We are also reducing prices on certain products.

The gross profit in the lighting segment amounted to $0.7 million or 24.8% as a percentage of lighting revenues in 2010 compared to $0.7 million or 28.5% as a percentage of lighting revenues in 2009.  The increase was impacted by a product mix consisting of higher-margin replacement part sales.

Selling Expenses

Selling expenses rose to $2.3 million from $2.0 million a year-ago, but as a percentage of revenues decreased to 2.5% from 3.7% a year-ago. As our digital sales increase, we expect selling expenses to continue to drop as a percentage of revenues.

Administrative Expenses

Administrative expenses increased to $6.4 million in 2010 from $5.9 million in 2009; however, costs decreased as a percentage of revenues to 7.0% in 2010 from 11.0% a year-ago.  The increase was attributable to additional personnel to keep pace with the growth of the Company coupled with higher stock and bonus compensation expenses.

Other Financial Items

Our results for 2010 include earnings of approximately $0.8 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC. This income compares to the loss of approximately $0.6 million a year-ago, primarily the result of the gain recorded during the second quarter of 2010 on the sale of equipment by the LLC to a customer for projectors previously held in the LLC.

During the second quarter of 2010 we also recorded $0.2 million from our 44.4% share of a gain previously deferred in 2007 pertaining to the initial transfer of equipment into the LLC.  The equipment was purchased by a third party customer during the second quarter which resulted in the Company recording the previously deferred gain.

Other expense amounted to approximately $0.1 million in 2010 compared to an insignficant expense in 2009. The results primarily reflect the impact of foreign exchange fluctuations during the year due to the U.S. dollar decreasing versus the Canadian dollar.

We recorded income tax expense of approximately $2.9 million in 2010 compared to $0.7 million in 2009. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 32.0% for 2010, compared to 26.4% in 2009. The effective tax rate change from year to year results from differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The higher rate in 2010 resulted from more U.S. based taxable income which carries a higher effective rate compared to our other tax jurisdictions.

For the reasons outlined herein, we generated net earnings of approximately $6.1 million in 2010 and basic and diluted earnings per share of $0.43 and $0.42, respectively, compared to net earnings of approximately $2.0 million and basic and diluted earnings per share of $0.14 during 2009.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $19.2 million compared to $23.6 million at December 31, 2009.

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

Net cash used in operating activities amounted to $1.5 million in 2010 compared to net cash provided by operating activities of $2.3 million in 2009.  The results pertain to $8.9 million of working capital needs so far this year.  The primary items affecting working capital included increases in accounts receivable, inventories and unbilled revenue of $8.6 million, $13.7 million and $2.1 million, respectively.  Working capital items contributing to cash flow included increases in account payable and customer deposits of $16.5 million and $1.4 million, respectively.

Net cash used in investing activities amounted to $3.5 million in 2010 compared to cash provided by investing activities of $9.3 million in 2009. The 2010 activities were primarily impacted by the purchase of a building in our screen business in Canada and $0.9 million of capital returned from our investment in the Digital Link II joint venture.  The 2009 amounts primarily resulted from the sale of investment securities for $10 million and $0.8 million of capital expenditures.

Net cash provided by financing activities amounted to $0.5 million in 2010 compared to none in 2009 as a result of stock options exercised and excess tax benefits from stock options exercised during the 2010 period.

Transactions with Related and Certain Other Parties

The Company sold digital projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC for approximately $0.3 million and $5.0 million for the three and nine months ended September 30, 2010 and $0.4 million and $2.3 million for the three and nine month periods ended September 30, 2009, respectively. The LLC in turn provides the digital projection equipment to third party customers under system use agreements. Revenue recognized by Ballantyne was $0.2 million and $4.1 million in the three and nine month periods ended September 30, 2010, respectively, as compared to $0.1 million and $1.1 million in the three and nine months ended September 30, 2009, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties.  The total receivable balance due from the LLC was $0.3 million at September 30, 2010 and $0.2 million at December 31, 2009.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 48% of 2010 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 58% of net consolidated receivables at September 30, 2010. Sales to China Film Jingdian Cinema Investment Company, LTD represented the largest percentage at 10% of consolidated sales and 22% of net consolidated receivables at September 30, 2010. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our Company’s business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

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

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into foreign exchange contracts to manage a portion of this risk. For the period ended September 30, 2010, we had recorded approximately $0.1 million of unrealized loss associated with these open contracts in our consolidated statement of operations compared to an immaterial amount in the same period of 2009.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remaining in 2010	2011	2012	2013	2014	Thereafter
Non-competition agreement	$50,000	—	50,000	—	—	—	—
Postretirement benefits	184,177	—	18,485	19,553	20,528	21,501	104,110
Operating leases	324,808	52,431	183,238	44,420	36,829	7,890	—
Contractual cash obligations	$558,985	52,431	251,723	63,973	57,357	29,391	104,110

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

Guarantees

During 2010 and 2009, the Company and RealD provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.46%. The following table summarizes the Company’s guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of September 30, 2010
July-08	7.00%	$626,663	44.40%	$278,238	$83,321
November-08	7.20%	756,440	44.40%	335,860	44,718
November-08	7.00%	1,142,239	44.40%	507,154	162,841
January-09	7.20%	265,538	44.40%	117,899	25,848
April-09	7.20%	1,039,646	44.40%	461,603	110,307
September-09	7.00%	184,098	44.40%	81,739	55,340
October-09	7.25%	152,850	44.40%	67,865	41,076
March-10	7.46%	1,824,774	44.40%	810,200	619,130
March-10	7.46%	749,308	44.40%	332,693	265,679
March-10	7.46%	423,224	44.40%	187,911	172,758
March-10	7.46%	216,141	44.40%	95,967	88,408
		$7,380,921		$3,277,129	$1,669,426

Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The guarantees will expire at the time each loan is paid off. The fair value of the obligations undertaken by issuing the guarantees was not material to the condensed consolidated financial statements as of September 30, 2010 and December 31, 2009.

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

Litigation

The Company is currently a defendant in an asbestos case entitled Manuel H. Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc. a/k/a Ballantyne of Omaha, et al., filed August 17, 2010 in the Superior Court of the State of New York. The Company is one of twenty-five defendants. While the Company believes that it has strong defenses and intends to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for our year ended December 31, 2009.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the nine months ended September 30, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (to be included in ASC Topic 810). This statement requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPE) for consolidation, changes to approach to determining a Variable Interest Entities (VIE) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. This statement was effective as of the beginning of a Company’s first fiscal year that begins after November 15, 2009. The adoption did not impact the condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 829-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter ended March 31, 2010, we provided new disclosures, as applicable to its fair value instruments. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks affecting us are exposure to interest rates and foreign currency exchange rates. We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions.

Interest Rates — We have a variable interest rate credit facility with no outstanding balance as of September 30, 2010. If we would borrow up to the maximum amount available under this facility, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

Foreign Exchange — Exposure to transactions denominated in a currency other than the entity’s functional currency is primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.2 million as of September 30, 2010.

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

PART II.  Other Information

Item 1.  Legal Proceedings

The Company is currently a defendant in an asbestos case entitled Manuel H. Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc. a/k/a Ballantyne of Omaha, et al., filed August 17, 2010 in the Superior Court of the State of New York. The Company is one of twenty-five defendants. While the Company believes that it has strong defenses and intends to defend the suit vigorously, it is not possible at this time to predict the outcome of this case, or the amount of damages, if any, that a jury may award.

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 includes a detailed discussion of the Company’s risk factors. In addition you should carefully consider the following updated risk factor:

Our Board of Directors recently elected a new Chief Executive Officer, President and Director

On November 1, 2010, our Board elected Gary L. Cavey to the positions of Chief Executive Officer, President and Director.  Mr. Cavey replaced John C. Wilmers who had served in those positions for 13 years and is retiring.  Mr. Wilmers will remain with the Company to assist in transitioning Mr. Cavey into his new position as Mr. Cavey is new to the Company and our business.  Mr. Wilmers will also focus on the Company’s growing business opportunities in Asia.  While the Board believes that Mr. Cavey is well qualified and will function well in the new positions, there is no guarantee that this will be the case.  Mr. Cavey’s failure to perform as expected may have a material adverse effect on our business, financial condition, results of operations and stock price.

Item 6.  Exhibits

See the Exhibit Index on page 27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ KEVIN S. HERRMANN
	Gary L. Cavey, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer

Date:	November 15, 2010	Date:	November 15, 2010

EXHIBIT INDEX

10.1	Executive Employment Agreement of Gary L. Cavey.* •

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. •

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. •

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. •

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. •

•      Filed herewith.

*      Management contract or compensatory plan.