Form 10-K
period 2010-12-31
BALLANTYNE STRONG, INC.
filed 2011-03-16
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of the Company's voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE AMEX (formerly the American Stock Exchange) on June 30, 2010 was approximately $103.3 million. The Company does not have any non-voting common equity. As of March 8, 2011, 14,334,117 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2011 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

PART I

Item 1.    Business

(a)   General Description of Business

General

        We are a Delaware Corporation and maintain our corporate office and primary manufacturing facilities in Omaha, Nebraska. We were founded in 1932 and went public in 1995. Our shares are traded on the NYSE Amex under the symbol BTN. We primarily operate within two business segments, theatre and lighting. Approximately 97% of fiscal year 2010 sales were from theatre products and approximately 3% were from lighting products.

        We are a manufacturer, distributor, integrator and service provider to the theatre exhibition industry on a worldwide basis. Through our Strong® trademark, we can fully outfit and automate a theatre projection booth for both film and digital projection. Our portfolio of cinema trademarks include: Apogee®, Century®, Optimax® and Strong Digital Systems®. Our lighting brands include: Gladiator®, Radiance®, Sky-Tracker®, Solutions™, Strong Britelight® and Technobeam®. We have sales and service offices in Hong Kong, Beijing and Shanghai, China. We also manufacture cinema screens in Joliette, Canada through our Strong/MDI Screens, Inc. subsidiary. We have a centralized Network Operating Center to track a full range of digital equipment from all makes of digital projection and audio systems, flat panels and the associated network systems. We also have an extended network of service technicians located throughout the country to install and service film, digital and other cinema and non-cinema products.

        We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment lighting division.

Divestitures

        During the second quarter of 2008, we sold our coater and marinade product line in exchange for $0.3 million in cash. The product line was sold to a former Chief Financial Officer of the Company.

(b)   Operating Segments

        We conduct our operations through two primary business segments: Theatre and Lighting. The presentation of segment information reflects the manner in which management assesses performance.

        Theatre:    This segment consists of the manufacture, distribution, installation and service of film and digital projection equipment and accessories for the movie exhibition industry.

        Lighting:    This segment consists of the design, manufacture and distribution of lighting systems to the worldwide entertainment lighting industry.

        Refer to the Business Segment Information set forth in Note 23 of our consolidated financial statements for further information concerning the amounts of revenues, profits and total assets attributable to each segment for the last three fiscal years.

(c)   Narrative Description of Business

        The following information describes the principal products produced, services rendered, principal markets for, and methods of distribution of each business segment of the Company.

Theatre Segment

Overview

        According to the National Association of Theatre Owners, there are approximately 107,000 screens worldwide that play major movie releases, with approximately 39,000 screens located in the United States. The industry is in the midst of a significant transformation from film to digital equipment. Theatre exhibition companies are retrofitting their existing complexes by removing the film equipment and replacing it with digital equipment providing an opportunity for us to deliver digital products and services as this conversion continues.

Products

        Digital Equipment—Through distribution agreements with NEC and its subsidiaries, we distribute DLP Cinema projectors. NEC offers the NC3200S for large screen multiplexes, the NC2000C for medium- sized screens and the NC1200C for small theatres. All the projectors use the DLP cinema technology from Texas Instruments. The Starus NC3200S is designed for multiplexes with large screens up to 105 feet wide. The projector delivers 2K (2048 × 1080) resolution, 3D capabilities and high contrast images (>2200:1). The NC2000 projector is designed for medium sized screens up to 65 feet wide. The projector delivers 2K (2048 × 1080) resolution, 3D capabilities and high contrast images (>2200:1). The NC1200C projector is designed for screens up to 46 feet wide to employ DC 2K DMD technology at 2048 × 1080 pixel native resolution.

        Prior to the release of the updated series of projectors in 2010, we sold NEC's first series of projectors including the Starus NC 2500S-A, NC 1600C-A and the NC 800C.

        Through a formal distribution agreement with GDC Technology (USA), LLC the Company distributes GDC's line of digital cinema servers in North and South America; however, we also distribute servers of certain of GDC's competitors as well.

        We also distribute accessories for digital cinema projectors including, but not limited to, replacement parts, lenses, lamps and automations, among other items.

        The digital equipment we manufacture and distribute can fully outfit and automate a movie projection booth.

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

        Cinema Screens—We manufacture multiple standard and large format 2D and 3D screens for cinema and special venue applications through our manufacturing facility in Canada. In most instances, a screen can be used interchangeably with either a digital or film projector. There are certain digital 3D applications, such as the technology by RealD, that require special "silver" screens that we manufacture and were specially designed for digital or 35mm projection. We manufacture screens for the IMAX Corporation that are primarily used in large-format applications.

        Xenon Lamps—We distribute xenon lamps for resale to the theatre (both digital and film) and lighting industries through a distributorship agreement with Phillips.

        Replacement Parts—We have a significant installed base of 35,000 to 40,000 motion picture projection systems. Although these products have an average useful life in excess of 20 years, periodic replacement of components is required as a matter of routine maintenance, in most cases with parts manufactured by us. We also distribute parts to the growing digital cinema base of projectors.

        Lenses—We sell digital and film projection lenses throughout the world.

        Service & Maintenance—Through our wholly owned subsidiary, Strong Technical Services, Inc. (STS) we are a national provider of cinema services including film and digital projector maintenance, repair, installations, site surveys and other services. In response to increased demand for service we opened a state-of-the-art Network Operating Center in October 2010. This facility is capable of tracking a full range of digital equipment from all makes of digital projection and audio systems, flat panels and the associated network systems through our staff of hardware, network and engineering professionals. Our technicians are certified to install and service all digital, film and audio equipment, and related peripherals including the equipment of our competitors. We also offer service contracts to the theatre exhibition industry whereby for an agreed upon fee, a series of maintenance or repair services will be performed.

Markets

        Our theatre business was founded in 1932. Our broad range of both standard and custom-made equipment along with other ancillary equipment can completely outfit and automate a digital or film movie projection booth.

        We market and sell our products to end users and through a network of domestic and international dealers to major theatre exhibitors. During the past few years we have increasingly sold directly to the end-users thereby bypassing this distribution network. We believe this trend will continue in the future and is changing how we market our products to the industry due in large part to the shift to digital cinema. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed. In addition, we market our products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as CinemaCon, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. Our sales and marketing professionals have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

        Our current non-exclusive master reseller distribution agreements with NEC allow us to market digital projectors in North and South America, including the Caribbean. In addition, we have distribution rights in China, Hong Kong and certain other areas of Asia. We do not have any territorial restrictions for any of our other products and services.

Competition

        Digital Equipment—The markets for our products in the theatre segment are highly competitive. Competition in the digital cinema equipment market includes two other licensed OEM's of the Texas Instruments' 2K DLP Cinema technology besides our partner, NEC; Christie Digital Systems and Barco. We also compete with SONY, which uses its own 4K digital cinema technology. During 2009, SONY made significant inroads into gaining market share when they announced agreements with Regal Cinemas, Inc. and AMC Entertainment, Inc. to deploy their 4K digital cinema projectors into these two large circuits. In response to this threat, Texas Instruments developed their own 4K resolution solution which will be ready during 2011. We believe that once the DLP 4K solution is ready for sale; the perceived difference in resolution will diminish. We compete in the digital marketplace primarily on the basis of fulfillment and delivery, price and after-sale technical support.

        Screens—While there are numerous screen manufacturing companies in the world, the primary competitor in the cinema screen market is Harkness Screens.

        Service—The competition in the cinema service industry is primarily driven by the two largest cinema service companies including ourselves and Christie Digital Cinema. There are several other smaller scale providers in the market.

        Film Equipment—Major competitors for our products in the film cinema marketplace include Christie Digital Systems, Cinemeccanica SpA and Kinoton GmbH. The market for film products in the U.S. primarily comes from the sale of replacement parts and lenses due to the transition to digital cinema, which has significantly affected the sale of film projectors. We continue to sell film projectors to other parts of the world that are not as advanced regarding digital cinema. We compete overseas based on price, product name and customization capabilities.

        We cannot assure that our equipment, whether it is film or digital equipment will not eventually become obsolete as technology advances. For a further discussion of potential new competition, see the "Business Strategy" section of this report under the caption "Expand Digital Opportunities".

        The majority of our competitors for film and digital equipment have significantly greater resources than Ballantyne.

Lighting Segment

Overview

        Under the trademark Strong®, we are a supplier of long-range followspots and other entertainment and architectural lighting products which are used for both permanent and touring applications.

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

        In response to a section of the marketplace demanding less expensive, smaller and more user-friendly products, we have introduced certain new spotlights over the last few years. We distribute an Italian manufactured followspot line called Canto. The Canto spotlight product line consists of seven basic models ranging in output from 250 watts to 2,000 watts.

        Promotional and Other Lighting Products—We are a supplier of high intensity promotional searchlights and lighting systems for the motion picture production, television, live entertainment, theme park and architectural markets. Strong Britelight® specialty illumination products have been used in numerous feature films and have also been used at live performances such as Super Bowl half-time shows, the opening and closing ceremonies of the Winter Olympics and are currently illuminating such venues as the Luxor Hotel and Casino and the Stratosphere Hotel and Casino in Las Vegas, Nevada. Our Sky-Tracker® high intensity promotional searchlights come in single or multiple head configurations, primarily for use at outside venues requiring extremely bright lighting that can compete with other forms of outdoor illumination. These high intensity promotional searchlights have been used at Walt Disney World, Universal Studios, various Olympic Games and grand openings. We purchased a product line during 2007 called Technobeam® which projects logos, images and textures. This product is used in a variety of entertainment establishments.

        In 2008 we expanded our effort to add new distribution lines to our lighting offerings. These new lines include a broad set of LED products marketed under the Litetude™ that are made for us in China and expanded offerings from our Italian supplier of Canto. In 2010 we signed an agreement to be the exclusive distributor of the DTS line of lighting products. DTS is another Italian manufacturer that supplies us with a wide-range of entertainment and architectural lighting products.

        LED Products—During 2010, we introduced two new lines of LED lighting fixtures. The first product line will be marketed under the trademark name Solutions™. The line primarily is made up of two 650 watt fixtures. One, the Solutions 650, is a white LED fixture and the second, the 650C, is a color mixing RGB fixture. These lights are designed to fill a demand for efficient long-throw LED based lighting solutions for the entertainment lighting marketplace. We also intend to market these products to the architectural lighting markets. The second new product line is marketed under the trademark name Neeva™. Neeva is a unique product that fulfills the promise of a highly controllable LED light source that is positioned at a modest cost.

Markets

        We sell our lighting products through a combination of a small direct sales force, dealer network and commissioned representatives to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. Our followspot products are marketed using the Strong® trademark and are used in over 100 major arenas throughout the world. Our high intensity promotional searchlights are marketed under the Sky-Tracker® trademark. We expect to market our new LED products primarily through our existing sales channels.

Strategy

        Our goal is to increase revenues using the remaining product lines within the segment and by increased emphasis on expanding our product offerings by developing and introducing new products such our new LED product offerings.

Competition

        The markets for our lighting products are also highly competitive. We compete in the lighting industry primarily on the basis of quality, price, branding and product line variety. Many of our competitors have significantly greater resources than Ballantyne.

Business Strategy

        Our strategy combines the following key elements:

        Expand Digital Opportunities.    We currently are a party to distribution agreements with NEC and their subsidiaries whereby we distribute their line of DLP Cinema projectors to certain areas of the world. We intend to gain market share in the digital cinema marketplace by leveraging our current industry leadership and relationships and gaining additional territories to distribute product under our distribution agreements with NEC.

        We believe we can be a successful participant in the marketplace due to our agreements with NEC, our long term industry relationships, and the industry's familiarity with our Company and its large installed base worldwide. However, no assurance can be given that we will continue to be a part of the digital cinema marketplace. If we are unable to take advantage of future digital cinema opportunities or respond to the new competitive pressures, the result could have a material adverse effect on our business, financial condition, and operating results. In addition, the current relationships with NEC are through non-exclusive distributorship agreements, some of which can be terminated by either party upon 90 days notice. In addition, the gross margin we generate based on these distribution agreements is lower than the margin we experience on our film projectors. We have experienced an increase in price points and sales volume that has partially offset the lower margin; however, we cannot provide assurance that this trend will continue as the digital rollout continues to progress.

        Expand Service Company.    Our service subsidiary, Strong Technical Services, Inc. (STS) installed approximately 2,000 digital units in 2010, cementing our presence as the leader in digital installations. We have also entered into agreements to perform cabling and electrical installations for theatres throughout the country, establishing STS as a major force in digital rollouts for the entire industry. Capitalizing on our growth, capabilities and strategic partnerships, we have expanded our offerings to include cabling, wiring, digital menu boards, and digital signage. As a result of the above mentioned development and growth, we are in a position to increase our services contracts by 300 new digital locations including Barco, Sony, and Christie equipment. Building off the great reputation of the entire Ballantyne Strong, Inc. company we are able to work with industry leaders and we are currently working on major contracts to expand our services. It is our belief that with our capabilities in the field and corporate offices, we will expand our reach into the technology field of many organizations beyond the cinema world.

        Network Operations Center.    We completed the build-out of a Network Operations Center (NOC) in October 2010. Our business strategy associated with this development was to leverage our technical capabilities while meeting industry demands for remote digital systems monitoring. The NOC operates 24/7/365 utilizing Level I and Level II engineers to monitor our customers' equipment across secure virtual private network ("VPN") links. High priority notifications automatically generate trouble tickets with the appropriate escalation procedures. Normal incident tracking procedures ensure the timely resolution of trouble tickets. When one of our NOC personnel observes an issue, the customer is proactively notified to explain the issue and begin the resolution process. Many issues are addressed by our NOC engineering team without having to dispatch a technician to the customer's location. By utilizing NOC personnel to solve customer issues whenever possible, we eliminate travel time and expenses normally incurred by sending a technician on site for repairs. Nearly any issue that doesn't involve parts replacements or physical contact with the hardware can be handled remotely using the available remote assistance technologies. We are anticipating growth in NOC revenues from monitoring digital cinema equipment, back room operations, and from industries outside cinema.

        Transition from a Manufacturer to a Distributor.    We believe that the digital transition taking place within the theatre industry will continue to substantially reduce the demand for the products we manufacture and that we will transition to more of a distribution and service business model. However, we believe that the Company will continue to manufacture film equipment parts for a period of time. We will also continue to manufacture cinema screens through our screen subsidiary and will also manufacture lighting products for our lighting segment. We continue to reduce costs at our Omaha manufacturing facility through a cost and inventory reduction program designed to bring costs and inventory in line with declining revenues and production.

        Expand Screen Business.    Our screen production facilities have been expanded to provide increased capacity to support the market demand for silver (3D) screens and jumbo screens, as well as serving the needs of the growing international markets. The plant has been refitted with state of the art radio frequency PVC welders and coating automation and application equipment, which has been specifically engineered to meet the high tolerance demands of our product lines while improving production efficiencies. The expanded production capabilities also provide an opportunity for our company to expedite screen deliveries through our "Fast-Track" service and capitalize on immediate demand orders. Strong/MDI is also developing new silver and gain coating formulations to enhance screen performance and expand our product offerings.

        Growth Strategy.    The management team is aggressively pursuing all growth opportunities as outlined in these respective areas. In addition, we are identifying and when appropriate will dynamically pursue acquisition targets that will complement our strategies.

        Expand International Presence.    We believe that international sales will continue to account for a significant portion of our digital sales. We also believe that film-related sales will continue for a longer period of time than for the U.S. as the full scale rollout of digital cinema is expected to lag behind. We continue to expand our distribution capabilities by allocating more resources in international countries. We are also working with NEC to expand our distribution territories for selling their digital projector line beyond North and South America, Hong Kong, China and certain other areas of Asia.

        Expand Lighting Segment.    Our goal is to increase revenues by aggressively marketing existing product lines, while adding complementary products through exclusive distribution agreements. In addition, our engineering group has partnered with product design firms to develop new technology lighting products such as the Solutions™ LED product line.

Subsidiaries

        We have four wholly owned operational subsidiaries: Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. and the American West Beijing Trading Company, Ltd.

        Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong and owns 100% of the American West Beijing Trading Company, Ltd.

        Strong Technical Services, Inc. was formed in 2006 upon the purchase of National Cinema Service Corp. ("NCSC") to service the film and digital marketplace.

        Strong/MDI Screen Systems, Inc. manufactures cinema screens and related accessories.

        American West Beijing Trading Company, Ltd. is located in Beijing, China and is our sales and service office for China.

Backlog

        At December 31, 2010 and 2009, we had backlogs of $24.0 million and $4.4 million, respectively. Such backlogs mainly consisted of orders received with a definite shipping date within twelve months; however, these orders are subject to cancellation. Our products are generally shipped within a few weeks following receipt of orders. The dollar amount of our order backlog is therefore not considered by management to be a leading indicator of our expected sales in any particular fiscal period.

Manufacturing

        Our manufacturing operations are conducted in Omaha, Nebraska and Joliette, Canada. The Omaha facilities encompass design, fabrication, assembly and shipping of our various product lines excluding the majority of digital product lines. This central location reduces our transportation costs and delivery times of products throughout the United States. Our manufacturing strategy is to minimize costs through manufacturing efficiencies and reduce fixed costs pertaining to manufacturing film projection equipment. We believe that the digital transition taking place within the theatre industry has and will substantially reduce the demand for the products we manufacture and that we will transition to more of a distribution and service business model. However, we believe that the Company will continue to manufacture film equipment parts for a period of time. We will also continue to manufacture cinema screens through our screen subsidiary in Joliette, Canada and also manufacture lighting products for our lighting segment. We are implementing programs at our Omaha facility to reduce costs through a cost and inventory reduction program designed to bring costs and inventory in line with revenues.

        The manufacturing operations in Joliette, Canada consist of a 75,000 square-foot facility for the manufacture of cinema screen systems. These facilities include expanded PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state of the art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications.

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

Warranty Policy

        We generally provide a warranty to end users for substantially all of our products, which normally covers a period of 12 months, but is extended under certain circumstances and for certain products. In most instances, our digital products are covered by the manufacturing firm's OEM warranty; however, there are certain customers where we grant warranties in excess of this warranty. Under our warranty policy, we will repair or replace defective products or components at our election. Costs of warranty service and product replacements were approximately $0.8, $0.3 and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Patents and Trademarks

        We own or otherwise have rights to numerous trademarks and trade names used in conjunction with the sale of our products. We currently own one patent. We believe our success will not be dependent upon patent or trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques.

Employees

        As of March 1, 2011, we had a total of 289 employees. Of these employees, 140 were considered manufacturing, 4 were executive, 71 were considered service related and 74 were considered sales and administrative. We are not a party to any collective bargaining agreement and believe that the relationship with our employees is strong.

Environmental Matters

        We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, we were informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency ("EPA") and the Nebraska Department of Health and Human Services subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent ("AOC") to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and cost of long term maintenance. In connection with the AOC, we have paid our share of the costs. At December 31, 2010, we have provided for management's estimate of any future payments relating to this matter which are not material to the consolidated financial statements.

Stockholder Rights Plan

        The Company's Stockholders Rights Plan expired on June 9, 2010 in accordance with the terms of the Plan.

Executive Officers of the Company

        Gary Cavey, age 61, has been our President, CEO and a member of the Board of Directors since November 2010. Mr. Cavey succeeded John Wilmers, age 66, who has retired as President, CEO and member of the Board of Directors. Mr. Wilmers will remain with Ballantyne over the next twelve months to assist in the transition and to help the business pursue opportunities in Asia.

        Christopher Stark, age 50, assumed the responsibilities of VP-Operations in May of 2007 and is currently Senior Vice President and Chief Operating Officer.

        Ray F. Boegner, age 61, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles.

        Kevin S. Herrmann, age 45, assumed the responsibilities of CFO, Corporate Secretary and Treasurer in November 2006. Prior to the appointment, Mr. Herrmann had been our Corporate Controller since 1997.

Information available on Ballantyne Website

        We make available free of charge on our website (www.ballantyne-strong.com) through a link to the Securities and Exchange Commission ("SEC") website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K. The Board of Directors has adopted the following governance documents which are also posted on our website:

  •
  Code of Ethics

  •
  Corporate Governance Principles, including procedures for bringing concerns or complaints to the attention of the Board, any Committee or any individual Director.

  •
  Audit Committee Charter

  •
  Nominating and Corporate Governance Committee Charter

  •
  Compensation Committee Charter

        These corporate governance documents are also available in print to any stockholder upon request by writing to:

The Secretary Ballantyne Strong, Inc. 4350 McKinley Street Omaha, NE 68112

Financial Information About Geographic Areas

        The information called for by this item is included in Note 23 of our consolidated financial statements in this report.

NYSE Amex Stock Exchange Certification

        On June 30, 2010, our Chief Financial Officer certified to the NYSE Amex that he was not aware of any violation by the Company of the NYSE Amex Corporate governance listing standards as of that date. This certification is an annual certification required by the NYSE Amex.

Item 1A.    Risk Factors

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

        Through distribution agreements with NEC, we distribute their DLP Cinema projectors to North and South America, the Caribbean, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements, some of which could be terminated with 90 days advance notice. If we are unable to maintain our relationship with NEC, the results would have a material adverse impact on our business, financial condition and operating results until we could find an alternative source of digital equipment to distribute. Further, there can be no assurance that an alternative source of digital equipment could be found on favorable terms. We are also dependent on NEC to supply us digital products in a timely manner and if there were delays in receiving product, we could lose market share which would negatively affect our operations. In addition, the current relationship with NEC is a non-exclusive distributorship agreement and as such the gross margin is and will be lower than the margin we currently experience on our film projectors. We have experienced lower margins that have been partially offset by increased price points and sales volume; however, we cannot provide assurance that this trend will continue in the future.

Interruptions of, or higher prices of components from NEC and other vendors may affect our results of operations and financial performance.

        We are dependent on our vendors and suppliers for certain products in addition to the digital products we purchase from NEC. We believe we have good vendor relationships and that we are generally able to obtain adequate pricing and other terms from vendors and suppliers. However, if we fail to maintain satisfactory relationships with our vendors and suppliers or if our vendors and suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services. Some vendors could also decide to reduce inventories or increase prices to increase cash flow given current economic conditions. We utilize a single contract manufacturer for each of our intermittent movement components, lenses and xenon lamps on the film side and as already discussed, NEC is currently the sole supplier for the digital projectors we distribute to the theatre industries. The loss of any one or more of the contract manufacturers could have an adverse effect on our business unless alternative manufacturing arrangements are secured. We are not dependent upon any one contract manufacturer or supplier for the balance of our raw materials and components. The industry transition to digital cinema is currently underway and during this time, there could be pricing pressures placed upon us as we market the NEC line of digital equipment. While our partnership with NEC to-date has been to strategically price the NEC projectors to the market-place, there is no assurance that if future pricing pressures arise NEC will drop their prices to allow us to remain competitive. In addition, volatility in the price for certain raw materials and components such as steel and fuel could adversely affect our financial results.

Our gross margins are subject to fluctuation

        We expect our gross margin as a percentage of revenues to decrease in the future primarily due to increased sales of digital projection equipment which carry lower margins compared to the film products we previously manufactured. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins could also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs. As sales of film projectors continue to decline, our revenues become more reliant on these lower margin digital sales completed as a distributor. To-date, we have been able to offset this with cost reductions and growing our higher margin screen manufacturing business. However, if we are unable to further lower costs as our film manufacturing decreases or there is a significant drop in demand for our higher margin screen sales, our gross margins and profits will be adversely impacted.

If the current digital technology changes to a format not supported by the DLP cinema technology from Texas Instruments, we could lose our ability to participate fully in the digital cinema market place.

        We cannot provide assurance that there will be a continued demand for the digital cinema products we distribute. There can be no assurance that other technologies developed, or being developed, by competing companies will not gain traction in the exhibition industry which could affect our ability to fully participate in the digital cinema market place.

        If we were forced to participate in digital cinema in ways other than being a distributor and service provider, we may have to leverage the Company. There is no assurance that we would be able to access sufficient capital given the tightening of the global credit markets.

Our 44.4% ownership in our joint venture with RealD is subject to credit and concentration risk.

        Digital Link II, LLC, ("Digital Link II") was formed between Ballantyne and RealD for the purposes of commercializing certain 3D technology and to fund the deployment of digital projection systems to third party exhibitors. As of December 31, 2010, Digital Link II has deployed $9.4 million of such projection equipment, net of accumulated depreciation of $1.7 million. Such equipment is subject to system use agreements with certain exhibitors whereby the exhibitors must purchase the equipment upon the occurrence of certain triggering events. However, if any of these exhibitors would file for bankruptcy protection or be unable to fulfill their commitments in other ways, Digital Link II would be forced to remove the equipment and attempt to resell such equipment. At this time, it is unclear what the financial impact would be to the joint venture, however, it would likely have a material adverse effect on Digital Link II and also our financial condition and results of operations.

        In addition, Digital Link II has entered into notes payable arrangements to finance a portion of the deployments. Ballantyne and RealD have provided guarantees for such notes in the event that Digital Link II would be unable to fulfill the principal and interest obligations under such notes based on their respective ownership shares. As of December 31, 2010, we have outstanding guarantees of $1.2 million (excluding interest) for our 44.4% share.

The markets for our products are highly competitive.

        The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Competitors for our digital equipment have significantly greater resources than we do. In addition, many of our competitors are manufacturing their own digital equipment, whereas, we employ a distribution business model through our distribution agreements with

NEC. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues. If we lose market share due to these issues, we may be unable to lower our cost structure quickly enough to offset the lost revenue. If we are unable to compete successfully, our business and results of operations will be seriously harmed. NEC, along with two other licensed OEM's of the Texas Instruments' DLP Cinema technology historically have held the majority of the market share for digital projection equipment. However, there are also other companies such as SONY using different digital technologies in the marketplace. During 2009, SONY made significant inroads into gaining market share when they announced agreements with Regal Cinemas, Inc. and AMC Entertainment, Inc. to display their 4K digital cinema projectors into these two large circuits. While we believe Texas Instruments is taking steps to respond to the SONY threat, there can be no assurances that they will be successful.

Our business is subject to the economic and political risks of selling products in foreign countries.

        Sales outside the United States (mainly theatre sales) continue to be significant, accounting for 44% of consolidated sales in fiscal 2010. We are seeking to expand our share of foreign sales, which we expect will continue to account for a significant portion of our revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. An increasing amount of our foreign sales are being denominated in foreign currencies. During 2010, such sales rose to $22.7 million compared to $18.5 million in 2009. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are more subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. In addition, for those sales which are denominated in U.S. sales, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency. We cannot assure that these factors will not adversely affect our foreign activities in the future.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.

        Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws, particularly as we expand our operations through organic growth and acquisitions. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, and debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

        In 2010, approximately 97% of our revenues resulted from sales to the theatre exhibition industry. From fiscal years 2000 to 2002, this industry experienced an unprecedented three-year decline. Several exhibition companies filed for federal bankruptcy protection. This resulted in our revenues declining from $83.4 million in fiscal 1999 to $33.8 million in fiscal 2002. While the health of the theatre exhibition industry has improved significantly, there are still risks in the industry which result in continued exposure to Ballantyne. In addition, growth in the number of new movie screens may be adversely affected by the economy or other factors such as the global credit situation as the industry is very capital intensive. A lack of movie screen growth would have a material adverse effect on our business, financial condition and results of operations.

        The industry is in the midst of a significant transformation from film to digital equipment. Theatre exhibition companies are retrofitting their existing complexes by removing the film equipment and replacing it with digital equipment. This transformation requires significant investment and there can be no assurance that our customers will be able to obtain a sufficient amount of this capital to continue the transformation. Without access to this capital, our theatre customers would be unable to purchase our products which would have a material adverse effect on our business, financial condition and results of operations. In addition, while we expect the conversion to digital cinema to continue for a period of time, there is no assurance that once the first conversion cycle is over, there will be additional replacements of existing digital systems. If we are unable to expand our revenues streams with other products and services, our future growth could be significantly curtailed.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

        Our top ten customers accounted for approximately 42% of 2010 consolidated net revenues. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from these significant customers could have a material adverse effect on our business, financial condition and results of operations.

The Company has recorded deferred tax assets that are subject to annual valuation testing.

        At December 31, 2010, we have recorded net deferred tax assets of $1.9 million. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If management would determine that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse affect on our results of operations.

Difficulty in recruiting and retaining qualified technicians could hamper our business model pertaining to our service business.

        We have experienced an increased demand for service due to the start of the digital conversion as theatre operators in many instances have not had the necessary technical expertise to maintain the more technical nature of digital projectors and accessories. The competition for qualified technicians is increasing and we cannot predict whether we will experience future technician shortages. If such a shortage were to occur, we could be unable to properly provide the necessary services to our customers and subsequently lose market share. In addition, if technician salary increases were necessary to attract and retain them, our results of operations would be negatively impacted to the extent we could not pass those additional costs to our customers. We also cannot provide assurance that we will be able to successfully operate the service business in a profitable manner as we have limited experience with the volume of work that will be necessary. Our efforts to take care of our customers' needs could lead to increased and unplanned operating and capital costs.

Growth through acquisition is a part of our business plan and we may not be able to successfully identify, finance or integrate acquisitions.

        As discussed in further detail in the "Business Strategy" portion of Item 1, our strategy is to pursue acquisitions that would fit in our business plans. We expect to make acquisitions in the future. However, we cannot assure that we will be able to locate appropriate acquisition candidates, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable. Additionally, our credit facility with Wells Fargo currently prohibits Ballantyne from making acquisitions over $7.5 million without the bank's consent.

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

Our Board of Directors recently elected a new Chief Executive Officer, President and Director

        On November 1, 2010, our Board elected Gary L. Cavey to the positions of Chief Executive Officer, President and Director. Mr. Cavey replaced John C. Wilmers who had served in those positions for 13 years and retired. Mr. Wilmers will remain with the Company to assist in transitioning Mr. Cavey into his new position as Mr. Cavey is new to the Company and our business. Mr. Wilmers will also focus on the Company's growing business opportunities in Asia. While the Board believes that Mr. Cavey is well qualified and will function well in the new positions, there is no guarantee that this will be the case. Mr. Cavey's failure to perform as expected may have a material adverse effect on our business, financial condition, results of operations and stock price.

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

        As of December 31, 2010, we had: i) 14,313,158 shares owned by stockholders and ii) 956,349 shares of common stock reserved for issuance under stock plans, of which 222,250 shares are issuable pursuant to currently outstanding options, and 74,691 shares of common stock issued but unvested pursuant to our restricted stock plans. Of the shares outstanding, subject to outstanding options and reserved for issuance under the employee stock purchase plan, 14,238,467 shares are immediately eligible for resale in the public market without restriction.

        We are unable to predict the effect that the sales of these shares may have on the prevailing market price of the common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters, main manufacturing facility and Network Operating Center ("NOC") are located at 4350 McKinley Street, Omaha, Nebraska, where we own a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices, the manufacture, assembly and distribution of our products, and operating the NOC.

        Our Strong/MDI Screen Systems, Inc. subsidiary purchased the existing 50,000 square-foot manufacturing plant in Joliette, Canada and constructed a 25,000 square-foot addition, nearly doubling the production capacity. The expanded facilities are used for offices, manufacturing, assembly and distribution of the cinema screens.

        Our American West Beijing Trading Company Ltd. subsidiary leases sales and service offices in Beijing and Shanghai, China.

        Strong Technical Services, Inc. leases a small administrative office in Fall River, Massachusetts.

        We also lease a sales and service office in Hong Kong.

Item 3.    Legal Proceedings

        The Company is currently a defendant in an asbestos case entitled Manuel H. Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc. a/k/a Ballantyne of Omaha, Inc. et al, filed August 17, 2010 in the Superior Court of the State of New York. The Company is one of twenty-five defendants. The Plaintiffs have agreed to dismiss the Company. The dismissal will be final assuming no defendant objects.

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

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed and traded on the NYSE Amex under the symbol "BTN". The following table sets forth the high and low per share sale price for the common stock as reported by the NYSE Amex.

		High	Low
2010	First Quarter	$5.89	$3.10
	Second Quarter	9.00	5.45
	Third Quarter	9.66	6.91
	Fourth Quarter	9.74	6.48
2009	First Quarter	$2.42	$0.88
	Second Quarter	3.27	1.80
	Third Quarter	3.88	2.02
	Fourth Quarter	3.98	3.08
2008	First Quarter	$5.97	$4.02
	Second Quarter	5.20	3.85
	Third Quarter	4.70	1.55
	Fourth Quarter	2.23	0.99

        Our common stock was held by approximately 167 stockholders of record as of March 8, 2011. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders. The last reported per share sale price for the common stock on March 8, 2011 was $7.12. We had 14,334,117 shares of common stock outstanding on March 8, 2011.

        On November 12, 2008, our Board of Directors approved the repurchase of up to $1.0 million of our common stock. No shares were repurchased in 2009 or 2010. Approximately $0.9 million remains available for repurchase as of March 7, 2011. The Company may purchase shares from time to time depending on market, economic and other factors.

Equity Compensation Plan Information

        The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	172,250	$1.62	956,349	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	172,250	$1.62	956,349	(1)

(1)
Includes 76,194 securities for the 2005 Stock Purchase Plan, 280,155 securities for our employee and director Restricted Stock Plans and 600,000 securities for our 2010 Long-Term Incentive Plan.

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

PERFORMANCE GRAPH

        The following graph compares Ballantyne Strong's cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500"), the Research Data Group, Inc. ("RDG") SmallCap Technology Index and a peer group consisting of the following issuers: American Tonerserve Corporation, Avid Technology, Inc., Chyron Corporation, Eastman Kodak Company, Ikonics Corporation, MDI, Inc., Swordfish Financial, Inc. and X-Rite, Inc. The Company has in good faith selected these peer issuers on the basis of their sharing the same SIC code (3861, Photographic Equipment & Supplies). The peer group total return was calculated using a weighted average market value. The graph assumes $100 was invested on December 31, 2005, and assumes reinvestment of all dividends.

Ballantyne Strong, Inc.
Comparison of Five-Year Cumulative Total Return

Copyright© 2011 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

	12/05	12/06	12/07	12/08	12/09	12/10
Ballantyne Strong, Inc.	100.00	108.18	119.63	25.15	76.28	158.90
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
RDG SmallCap Technology	100.00	109.12	100.08	49.10	71.26	91.02
SIC: 3861—PHOTOGRAPHIC EQUIPMENT & SUPPLIES	100.00	101.96	87.21	27.58	22.04	30.39

Item 6.    Selected Financial Data (1)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of operations data
Net revenue	$136,335	$72,146	$54,815	$51,486	49,732
Gross profit	$24,739	$14,732	$8,794	$9,456	10,826
Net earnings (loss)	$8,433	$2,071	$(3,034)	$228	1,568
Net earnings (loss) per share
Basic	$0.60	$0.15	$(0.22)	$0.02	0.12
Diluted	$0.59	$0.15	$(0.22)	$0.02	0.11
Balance sheet data
Working capital	$40,401	$35,805	$21,810	$32,390	34,974
Total assets	$92,031	$60,210	$51,113	$54,140	49,908
Total debt	$—	$—	$—	$—	15
Stockholders' equity	$52,377	$42,518	$38,835	$43,042	42,389

(1)
All amounts in thousands (000's) except per share data

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward- looking and reflect expectations for future Company performance. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.9	79.6	84.0	81.6	78.2
Gross profit	18.1	20.4	16.0	18.4	21.8
Selling and administrative expenses(1)	9.5	15.3	19.7	18.1	16.3
Income (loss) from operations	8.8	5.1	(7.4)	(0.8)	3.0
Net earnings (loss)	6.2	2.9	(5.5)	0.4	3.2

(1)
Amounts exclude goodwill impairment charges of $2.3, $0.6 and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009 and December 31, 2008

Revenues

        Net revenues during the twelve months ended December 31, 2010 rose to $136.3 million from $72.1 million in 2009.

	Twelve Months Ended December 31,
	2010	2009	2008
Theatre
Products	$125,043,983	$65,186,543	$47,158,724
Services	7,881,593	3,810,626	3,186,650

Total theatre revenues	132,925,576	68,997,169	50,345,374
Lighting	3,409,041	3,121,840	4,260,868
Other	—	26,748	208,319

Total net revenues	$136,334,617	$72,145,757	$54,814,561

Theatre Segment

        Sales of theatre products and services increased to $132.9 million in 2010 from $69.0 million in 2009 and $50.4 million in 2008.

Digital Product Sales

        Sales of digital products rose to $87.0 million in 2010 from $27.9 million in 2009 as the industry change from analog to digital projection increased during 2010, primarily in the U.S. and China. The growth in business in the U.S. is primarily being driven by customers taking advantage of the opportunities that digital technology offers such as the ability to show 3D movies among other items. The growth in China is resulting not only from converting analog equipment to digital but also due to the construction of new theatre complexes in China. The majority of the increase in digital sales resulted from sales of digital projectors and certain accessories; however, sales of digital lamps also rose from $3.0 million in 2009 to $5.8 million in 2010 while sales of digital servers rose to $7.4 million from $1.2 million a year-ago. We also began to integrate projection equipment in our Omaha plant where we consolidate and test digital equipment. Revenues generated from the product sold as part of this business was $5.0 million during 2010.

        Sales of digital products rose to $27.9 million in 2009 from $12.6 million in 2008 as the industry change to digital projection equipment began to accelerate during 2009. The increased demand resulted from movie exhibitors wanting to show movies in 3D digital format as they believed that 3D movies result in higher box office receipts. The demand for digital equipment increased not only for the 3D benefits but also for such potential benefits as additional advertising and being able to project more alternative entertainment at the movie theatres. The majority of the increase in digital sales resulted from sales of digital projectors; however, sales of digital lamps also rose from $0.9 million in 2008 to $3.0 million in 2009.

Film Product Sales

        Sales of film projection equipment declined to $10.9 million in 2010 from $12.0 million a year-ago due to the theatre exhibition industry's transition to digital based systems.

        Sales of film projection equipment declined to $12.0 million in 2009 from $14.0 million in 2008 due to the theatre exhibition industry's transition to digital-based systems discussed above, coupled with a slowdown in new theatre construction in the United States and worldwide largely due to the economic and credit market conditions. Included in film equipment revenues were sales of used film equipment which amounted to $0.3 million in 2009 compared to $1.4 million in 2008. These used units were obtained from theatre chains which had converted their film auditoriums to digital and had no further use for the film projectors. The decrease in used equipment sales during 2009 resulted from the lack of quality used equipment in the market. While we anticipated a short-term opportunity to buy, refurbish and resell the suitably conditioned units as they became available, we have not seen a significant change in used equipment sales as a result of movie theatre complexes converting from film to digital equipment and only recorded immaterial sales related to these activities in 2010.

        Sales of replacement parts declined to $4.7 million during 2010 from $6.8 million during 2009 and $7.4 million in 2008. We expect sales of film replacement parts to decrease over time as film equipment is replaced by digital units. Sales will depend on the pace of our film customers retrofitting their film projection theatres to digital cinema projection theatres and we continue to be unsure as to what extent our replacement part sales will be impacted by this activity and also by the increased availability of used parts.

        Sales of film lenses were insignificant in 2010 compared to $0.4 million in each of 2009 and 2008. Sales of xenon lamps were $3.4 million in 2010 compared to $6.0 million in each of 2009 and 2008. The decrease is mainly attributable to the loss of sales to a significant lamp customer coupled with the digital conversion taking place creating less demand for film products.

Screen Product Sales

        Revenues from the sale of screens rose to $18.9 million in 2010 compared to $12.2 million a year-ago due to the substantial demand for digital 3D screens as theatres expanded the number of screens that can project 3D images. Sales were at record levels for this product line due to the higher demand for special "silver" screens needed for certain digital 3D applications. This demand is the result of both our customers wanting to show more movies in digital 3D coupled with more 3D movies being available from the Hollywood studios. In addition, sales of large format screens to IMAX were also higher than a year-ago.

        We generated screen sales of $12.2 million in 2009 compared to $6.8 million in 2008. The increase year over year was primarily driven by higher demand for special "silver" screens coupled with more 3D movies being produced. Sales of large format screens to IMAX were also higher in 2009 than 2008.

        We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special "silver" screens that we manufacture and which are driving the growth of the product line.

Service Revenues

        Service revenues increased to $7.9 million during 2010 from $3.8 million a year-ago. Revenues generated from servicing film equipment were $2.3 million during 2010 compared to $2.6 million during 2009 while revenues generated from servicing digital equipment increased to $5.6 million in 2010 compared to $1.2 million in 2009. The results reflect increased demand for installation and maintenance services pertaining to the conversion from analog to digital projectors by our customers primarily in the U.S. As discussed in relation to digital product sales, we recognized service revenues of $0.3 million associated with the integration of digital projection equipment in the Omaha plant during 2010.

        Service revenues increased in 2009 to $3.8 million from $3.2 million in 2008 due to the increase in digital projectors being sold in the industry and which require installation and maintenance services.

Lighting Segment

        Sales of lighting products rose to $3.4 million during 2010 from $3.1 million in 2009. Sales of follow spotlights rose to $2.0 million from $1.8 million a year-ago. Sale of skytrackers rose to $0.2 million from $0.1 million in 2009, while replacement part sales rose from $0.6 million in 2009 to $0.7 million in 2010. Sales of all other lighting products, including but not limited to xenon lamps, britelights and LED products amounted to $0.5 million in 2010 compared to $0.7 million in 2009.

        Sales of lighting products fell to $3.1 million during 2009 from $4.3 million in 2008. Sales of follow spotlights fell to $1.8 million from $2.5 million in 2008. Sale of skytrackers fell to $0.1 million in 2009 from $0.4 million in 2008, while replacement part sales fell from $0.7 million in 2008 to $0.6 million in 2009. Sales of all other lighting products, including but not limited to xenon lamps, britelights and nocturns amounted to $0.7 million in 2009 compared to $0.6 million in 2008. Lighting products were impacted by the effects of the troubled credit markets as a significant portion of the business is dependent on the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

        Sales outside the United States increased to $60.1 million in 2010 from $33.2 million in 2009 resulting primarily from increased demand in China and South America where sales increased by $23.4 million and $5.6 million, respectively. The increased demand in China results from theatres chains retrofitting their current operations with digital equipment as well as the growth of new theatre complexes. Sales in South America were driven primarily by existing theatre complexes retrofitting their equipment to digital in order to take advantage of the 3D technology. These sales were partially offset by a decrease in sales in Mexico of $2.6 million year over year. Sales in all other regions including Canada, Europe, Asia (excluding China) and all other regions were relatively flat year over year all together driving a net increase of $0.5 million in sales. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

        Sales outside the United States (mainly theatre sales) increased to $33.2 million in 2009 from $18.2 million in 2008 resulting primarily from increased sales in China where sales increased from

$5.7 million in 2008 to $11.5 million in 2009. Sales into Mexico and South America were also higher than in 2008 increasing by $4.4 million and $2.5 million, respectively. Sales in Canada increased to $4.3 million in 2009 compared to $1.7 million in 2008 due to an increase in 3D silver screens. Sales into Europe reflected increased business for film products increasing to $2.7 million from $1.6 million in 2008. Sales into Asia declined to $1.4 million from $2.0 million in 2008.

Gross Profit

        Consolidated gross profit increased to $24.7 million in 2010 from $14.7 million a year-ago but as a percent of total revenue decreased to 18.1% from 20.4% in 2009. Gross profit in the theatre segment increased to $23.8 million in 2010 from $13.8 million in 2009 but as a percentage of theatre sales decreased to 17.9% from 20.0% a year-ago. The decrease in gross margin resulted from increased sales of digital projection equipment which carry lower margins but substantially higher revenue price points than our other products. The lower digital projection margins were offset to a degree by improved margins from our screen and service business due primarily to the increased volume of sales from these businesses due the conversion to digital cinema.

        We expect our gross margin as a percentage of revenues to decrease in the future primarily due to increased sales of digital projection equipment which carry lower margins compared to film equipment we manufacture. However, the sales price on the digital projectors is higher than what we receive on film projectors which offsets gross margin dollars to a degree. Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs.

        The gross profit in the lighting segment amounted to $0.9 million or 27.4% of lighting revenues in 2010 compared to $0.9 million or 28.5% of lighting revenues in 2009. The results reflect relatively flat sales year over year.

        Consolidated gross profit increased to $14.7 million in 2009 from $8.8 million in 2008 and as a percent of total revenue increased to 20.4% from 16.0% in 2008. Gross profit in the theatre segment increased to $13.8 million in 2009 from $7.5 million in 2008 and as a percentage of theatre sales increased to 20.0% from 14.9% in 2008. The increase in gross profit and gross profit as a percentage of revenues resulted from improved margins from our screen business. We also cut costs from our primary manufacturing operations in Omaha during 2009. Margins were higher from our service business due to revenues increasing 20% from 2008 resulting in margins increasing $1.0 million. The service business relating to servicing film projection equipment is in a mature industry but we grew the infrastructure in anticipation of the digital cinema rollout which took on momentum in 2010. These factors resulted in the service division experiencing negative margins putting pressure on our overall margin.

        The gross profit in the lighting segment amounted to $0.9 million or 28.5% as a percentage of revenues in 2009 compared to $1.2 million or 28.0% as a percentage of revenues in 2008. The results reflect lower sales levels in the segment.

Selling Expenses

        Selling expenses increased to $3.8 million from $2.9 million in 2009 but as a percent of total revenue declined to 2.8% from 4.0% a year-ago. The results reflect an increase in personnel and associated costs coupled with increases in commission expenses due to the increase in product and services demand.

        Selling expenses decreased to $2.9 million in 2009 compared to $3.3 million in 2008 and as a percent of total revenue declined to 4.0% from 6.1% in 2008. The results reflect cutbacks in payroll which also resulted in lower travel and tradeshow expenditures. In addition, the 2008 results reflected higher health insurance costs.

Administrative Expenses

        Administrative costs rose to $9.1 million in 2010 from $8.1 million in 2009 but as a percent of total revenue decreased to 6.7% in 2010 from 11.3% in 2009. The increase in expenses is primarily due to the growth in personnel and related costs necessary to manage the significant growth in revenue experienced during the year.

        Administrative costs rose to $8.1 million in 2009 from $7.5 million in 2008 but as a percent of total revenue decreased to 11.3% in 2009 from 13.7% in 2008. The increase in expenses was related to severance charges, settlement of an asbestos lawsuit, outside consulting expenses, bonuses and stock compensation expenses, coupled with additional costs pertaining to the growth of our office in Beijing, China.

        During the first quarter of 2009 we incurred $0.2 million of severance charges due to the layoff of personnel as we began the transition to more of a distribution model due to lower production needed for digital projects. We also settled an asbestos lawsuit resulting in additional legal costs of $0.4 million. We experienced higher consulting fees during the year pertaining to the Board of Directors performing a search for the successor to the then Chief Executive Officer before his retirement. Management achieved more targets under the Company's bonus plan resulting in higher bonus expenses compared to 2008. Stock compensation expenses rose due to the Company having more unvested restricted stock in 2009 compared to 2008. We first began granting restricted stock in 2008 and thus 2009 was the first full year of stock expense. We cut back in certain other administrative areas such as bank fees, audit and compliance costs, and payroll costs which were also lower due to the layoffs in the first quarter of 2009.

Goodwill Impairment

        During the fourth quarter of 2008, we recorded a goodwill impairment charge of $2.3 million within our Theatre and Lighting segments based on an impairment analyses which took into consideration the ongoing transition taking place in our strategy and operations, moving from the manufacture of traditional film equipment to a business model focused on the distribution and service of digital projectors. As a result of the impairment analysis performed, we determined the book value of goodwill was impaired. No such charges took place in 2009 or 2010 as we no longer have any goodwill.

Other Financial Items

        Our results for 2010 reflect a gain of $0.6 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC. This gain compares to the loss of $0.9 million a year-ago and was due to the sale of equipment by the LLC to customers for projectors previously held in the LLC.

        Our results for 2009 reflect the loss of $0.9 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC compared to the 2008 loss of $0.7 million. The increase was due to more depreciation and interest costs resulting from additional deployments.

        Other expense amounted to $0.2 million in 2010 compared to $0.1 million in 2009 and other income of $0.3 million in 2008. The results primarily reflect the impact of transaction losses arising from foreign exchange fluctuations during the year due to the U.S. dollar weakening against the Canadian dollar.

        We recorded income tax expense of approximately $4.0 million in 2010 compared to $0.7 million in 2009 and an income tax benefit of $0.9 million in 2008. The effective tax rate (calculated as a ratio of income tax benefit (expense) to pretax earnings (loss), inclusive of equity method investment earnings

(losses)) was approximately 31.9% for 2010, 24.7% in 2009 and 23.1% in 2008. The effective tax rate change from year to year results primarily from differing foreign and U.S. tax rates applied to respective pre-tax earnings (loss) amounts by tax jurisdiction.

        We recorded net interest expense of $0.03 million in 2010 compared to net interest income of $0.05 million during 2009 and $0.5 million in 2008. This decrease is the result of the sales of our auction-rate securities in 2009 which carried much higher interest rates compared to the interest-bearing cash in which we are currently investing.

        During 2008, we sold our coater and marinade product line for approximately $0.3 million resulting in a net gain of approximately $0.3 million. The product line was sold to a former Chief Financial Officer of the Company.

        For the reasons outlined herein, we generated net earnings of approximately $8.4 million and basic and diluted earnings per share of $0.60 and $0.59 in 2010, respectively, compared to net earnings of $2.1 million during 2009 and basic and diluted earnings per share of $0.15 a year-ago and a net loss of $3.0 million during 2008 and basic and diluted loss per share of $0.22.

Liquidity and Capital Resources

        During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2010 with total cash and cash equivalents of $22.3 million compared to $23.6 million at December 31, 2009.

        Effective June 30, 2010, we entered into a $20 million Revolving Credit Agreement and Note (collectively, the "Revolving Credit Agreement"), each effective as of June 30, 2010, with Wells Fargo Bank, N.A. ("Wells Fargo"). We may request an increase in the Revolving Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes. Our accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.

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

        Net cash provided by operating activities amounted to $3.6 million in 2010 compared to $2.4 million in 2009. The increase in operating cash primarily resulted from the increase in earnings of $8.4 million in 2010 compared to $2.1 million in 2009. This was largely offset by cash used in net working capital of $7.4 million compared to $4.3 million in 2009. The increase in our working capital needs was mainly driven by increases in accounts receivable, unbilled revenue, inventory and other assets of $7.3 million, $5.2 million, $15.3 million and $2.1 million, respectively, offset by a $20.8 million increase in account payable and a $2.2 million increase in income taxes. These working capital needs are resulting from the significant increase in business we are experiencing coupled with the significantly higher price point of the digital equipment we are currently purchasing and distributing. We expect our working capital needs to continue to fluctuate from period to period during the industry transition to digital cinema.

        Net cash provided by operating activities amounted to $2.4 million in 2009 compared to $4.4 million in 2008. Despite generating earnings of approximately $2.1 million during 2009, the decrease in operating cash flow from fiscal 2008 resulted primarily from receivables, inventory and other current assets increasing $3.8, $3.9 and $0.3 million respectively. These working capital needs were offset to a degree by increases in accounts payable and customer balances of $3.3 and $1.1 million, respectively resulting in a net working capital increase of $3.6 million for these five working capital items. The increase in accounts receivable, inventory and accounts payable pertained to increased purchases and sales of digital products which carry a higher price point reflecting the transition that was beginning in the industry. The increase in other current assets and customer deposits primarily pertained to prepayments of digital product from vendors and where we required prepayments from customers in certain instances primarily in certain parts of China and Asia.

        Net cash used in investing amounted to $5.7 million in 2010 compared to cash provided by investing of $9.4 million in 2009. The decrease of $15.1 million is attributable to the liquidation of $10.0 million in investments in 2009 that did not recur in 2010 as well as the increase in capital expenditures of $6.8 million in 2010 compared to $0.9 million in 2009. Capital expenditures in 2010 primarily included the purchase of the land and building at our screen business in Canada, the expansion of that facility and the construction of the Network Operating Center at our headquarters.

        Net cash provided by investing activities amounted to $9.4 million in 2009 compared to $2.8 million in 2008. The increase resulted from the liquidation, at par, of approximately $10.0 million of our auction-rate securities. During 2008, we liquidated at par, approximately $3.0 million of these securities. During 2009, we made capital expenditures of $0.9 million which compared to $0.8 million in 2008. Other items affecting investing activities included decreases of restricted investments of $0.3 million in 2009 and $0.5 million in 2008. These resulted from payments of deferred balances owed for acquisitions. The 2008 results also reflected $0.3 million of proceeds from the sale of our coater and marinade product line during that year.

        Net cash provided by financing activities totaled $0.6 million in 2010 compared to $0.03 million a year-ago. The increase is primarily attributable to proceeds received for the exercise of stock options during 2010. Cash from financing activities in 2010 also benefited from excess tax benefits recorded and proceeds from our employee stock purchase plan.

        Net cash provided by financing activities fell to $0.03 million in 2009 from $0.3 million in 2008. The transactions in 2009 consisted solely of proceeds from our employee stock purchase plan. The transactions in 2008 consisted of proceeds from our various stock plans, the purchase of shares under our Board approved share repurchase program, and an increase in checks outstanding in excess of bank balances of approximately $0.1 million.

Transactions with Related and Certain Other Parties

        During 2008, we sold our coater and marinade product line in exchange for $0.3 million in cash. In connection with the sale, we recorded a pre-tax net gain of approximately $0.3 million (estimated $0.2 million after-tax) which is net of related costs to sell. The product line was sold to a former Chief Financial Officer of the Company.

        We sell digital theatre projection equipment to our joint venture, Digital Link II, LLC ("LLC") in the normal course of business. The LLC in turn provides the digital theatre projection equipment to third party customers under system use agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. Revenue recognized during the years ended December 31, 2010, 2009 and 2008 amounted to approximately $4.1 million, $1.2 million and $2.1 million, respectively.

Financial Instruments and Credit Risk Concentrations

        Our top ten customers accounted for approximately 42% of 2010 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 40% of net consolidated receivables at December 31, 2010. Sales to China Film Jingdian Cinema Investment Company, Ltd. represented approximately 8% of total sales, while sales to Regal Cinemas, Inc. was the next highest at 7%. Additionally, receivables from China Film Jingdian Cinema Investment Company, Ltd. and Kasima, LLC represented approximately 14% and 8% of net consolidated receivables at December 31, 2010, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers' financial condition or use letters of credit.

Hedging and Trading Activities

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances, the Company may enter into foreign exchange contracts to manage a portion of this risk. For the period ended December 31, 2010, the Company had recorded approximately $0.03 million of unrealized gain associated with these open contracts in its consolidated statement of operations.

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

Off Balance Sheet Arrangements and Contractual Obligations

        Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Non-competition agreement	$50,000	50,000	—	—	—	—	—
Postretirement benefits	185,160	17,011	17,914	18,821	19,727	20,626	91,061
Operating leases	272,711	183,572	44,420	36,829	7,890	—	—

Contractual cash obligations	$507,871	250,583	62,334	55,650	27,617	20,626	91,061

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

        During 2010 and 2009, the Company and RealD provided guarantees to notes entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.46%. The following table summarizes the Company's guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of 12/31/10
July-08	7.0%	$626,663	44.40%	$278,238	$58,837
November-08	7.2%	756,440	44.40%	335,860	—
November-08	7.0%	1,142,239	44.40%	507,154	120,799
January-09	7.2%	265,538	44.40%	117,899	10,493
April-09	7.2%	1,039,646	44.40%	461,603	22,326
September-09	7.0%	184,098	44.40%	81,739	45,403
October-09	7.25%	152,850	44.40%	67,865	32,143
March-10	7.46%	1,824,774	44.40%	810,200	520,719
March-10	7.46%	749,308	44.40%	332,693	223,288
March-10	7.46%	423,224	44.40%	187,912	135,626
March-10	7.46%	216,141	44.40%	95,966	74,161

		$7,380,921		$3,277,129	$1,243,795

        Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The Company has recorded an insignificant liability at December 31, 2010 for the fair value of the obligations undertaken by issuing the guarantees. The Guarantees will expire by the end of June 2012.

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

Legal

        See Note 22 to the consolidated financial statements, and Item 3 of this report, for a description of legal matters.

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

Revenue Recognition

        Ballantyne manufactures or distributes and sells projectors which are highly complex and have many components that make up a complete system, which is referred to as an "integrated system." Each customer selects options for certain components in determining the integrated system they chose to purchase. To recognize revenue, we follow the requirements of ASC Subtopic 605-10, Revenue Recognition—General, which consists of determining that:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectability is reasonably assured

        Once the customer has determined the features for their integrated system, we either manufacture or integrate the system to their preference and then ship the system when it is complete. Revenue is generally recognized upon shipment of the product to the third party. In those limited situations where the shipping terms are FOB destination point, we recognize revenue when the product is delivered. For services, primarily installation and maintenance related, revenue is recognized when the services have been rendered.

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

        At December 31, 2010, there were approximately $23.7 million in gross outstanding receivables and $0.3 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At December 31, 2009, there were approximately $11.0 million in gross outstanding accounts receivable and $0.2 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to our future manufacturing schedules, customer demand and the development of digital technology, which could make our theatre products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future; however, operating margins may suffer if they are unable to effectively manage these risks. At December 31, 2010 we had recorded gross inventory of approximately $30.9 million and $2.9 million of inventory reserves. This compared to $15.7 million and $2.7 million, respectively, at December 31, 2009.

Warranty

        Our products must meet certain product quality and performance criteria. In addition to known claims or warranty issues, we estimate future claims on recent sales and the length of the warranty period. We rely on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, we consider experience with: 1) costs for replacement parts; 2) costs of scrapping defective products; 3) the number of product units subject to warranty claims 4) length of the warranty period and 5) other direct costs associated with warranty claims. If the cost to repair a product or the number of products subject to warranty claims is greater than originally estimated, our accrued cost for warranty claims would increase.

        At December 31, 2010, the warranty accrual amounted to $0.8 million and amounts charged to expense were $0.8 million. At December 31, 2009, the warranty accrual amounted to $0.4 million and amounts charged to expense were $0.3 million. The increase in expense during 2010 pertains primarily to the increasing business in our China subsidiaries.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the accounting for variable interest entities ("VIE's"). The guidance requires reporting entities to evaluate former Qualifying Special Purpose Entities ("QSPE's") for consolidation and changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. The guidance was effective as of the beginning of a Company's first fiscal year that begins after November 15, 2009. The adoption did not impact the condensed consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance related to accounting for multiple-deliverable revenue arrangements. This guidance amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence ("VSOE") or third-party evidence

("TPE") before an entity can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption did not materially impact the condensed consolidated financial statements.

        In January 2010, the FASB issued authoritative guidance on the accounting for fair value measurements and disclosures (Topic 820). The guidance enhances disclosure requirements related to fair value measurements. Certain provisions of the guidance are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter ended March 31, 2010 we provided new disclosures, as applicable, to the fair value instruments discussion. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to our financial statements.

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

        Interest Rates—We have a variable interest rate credit facility, however, we have no outstanding balances as of December 31, 2010. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.2 million.

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

        The Audit Committee of the Board of Directors, composed of four non-employee directors, is responsible for recommending to the Board of Directors the independent accounting firm to be retained each year. The Audit Committee meets regularly and when appropriate separately, with the independent auditors and management to review the Company's performance. The independent auditors and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.

/s/ GARY L. CAVEY Gary L. Cavey President, Chief Executive Officer and Director
/s/ KEVIN S. HERRMANN Kevin S. Herrmann Secretary/Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

        We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 16, 2011

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$22,250,154	$23,589,025
Restricted cash	208,855	442,766
Accounts receivable (less allowance for doubtful accounts of $306,133 in 2010 and $205,314 in 2009)	16,379,492	8,877,980
Unbilled revenue	7,057,331	1,894,075
Inventories, net	27,940,237	12,987,048
Recoverable income taxes	4,930	1,850,699
Deferred income taxes	2,127,911	1,943,679
Consignment inventory	662,795	486,527
Other current assets	2,780,517	667,592

Total current assets	79,412,222	52,739,391
Investment in joint venture	2,070,576	2,216,638
Property, plant and equipment, net	9,750,047	3,612,935
Intangible assets, net	700,888	1,103,128
Other assets	22,000	17,257
Deferred income taxes	75,698	520,951

Total assets	$92,031,431	$60,210,300

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,751,310	$9,768,896
Other accrued expenses	3,889,836	3,623,143
Customer deposits	2,849,555	2,295,946
Income tax payable	1,520,769	1,246,247

Total current liabilities	39,011,470	16,934,232
Deferred income taxes	266,439	274,977
Other accrued expenses, net of current portion	376,703	483,425

Total liabilities	39,654,612	17,692,634
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000,000 shares; issued 16,453,140 shares at December 31, 2010 and 16,283,676 shares at December 31, 2009.	164,531	162,836
Additional paid-in capital	36,241,154	35,332,787
Accumulated other comprehensive loss:
Foreign currency translation	259,833	(286,086)
Minimum pension liability	80,384	110,665
Retained earnings	31,013,597	22,580,144

	67,759,499	57,900,346
Less 2,139,982 of common shares in treasury, at cost	(15,382,680)	(15,382,680)

Total stockholders' equity	52,376,819	42,517,666

Total liabilities and stockholders' equity	$92,031,431	$60,210,300

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Net revenues	$136,334,617	$72,145,757	$54,814,561
Cost of revenues	111,596,028	57,413,724	46,021,049

Gross profit	24,738,589	14,732,033	8,793,512
Selling and administrative expenses:
Selling	3,822,494	2,914,019	3,327,967
Administrative	9,068,557	8,147,861	7,487,172
Goodwill impairment	—	—	2,314,282

Total selling and administrative expenses	12,891,051	11,061,880	13,129,421
Gain on transfer of assets	172,332	—	—
Gain (loss) on sale or disposal of assets	(21,675)	(16,911)	275,406

Income (loss) from operations	11,998,195	3,653,242	(4,060,503)
Interest income	20,873	87,203	513,990
Interest expense	(45,890)	(33,316)	(35,437)
Equity in income (loss) of joint venture	581,495	(889,997)	(683,311)
Other income (expense), net	(163,224)	(67,156)	320,530

Earnings (loss) before income taxes	12,391,449	2,749,976	(3,944,731)
Income tax benefit (expense)	(3,957,996)	(679,458)	911,041

Net earnings (loss)	$8,433,453	$2,070,518	$(3,033,690)

Basic earnings (loss) per share	$0.60	$0.15	$(0.22)

Diluted earnings (loss) per share	$0.59	$0.15	$(0.22)

Weighted average shares outstanding:
Basic	14,163,088	14,002,985	13,914,743

Diluted	14,371,430	14,161,255	13,914,743

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2007	$159,562	34,637,868		23,543,316	(15,315,454)	16,406	43,041,698
Comprehensive Loss:
Net loss	—	—	(3,033,690)	(3,033,690)	—	—	(3,033,690)
Foreign currency translation	—	—	(831,424)		—	(831,424)	(831,424)
Unrealized loss on investments in securities, net of tax	—	—	(742,027)		—	(742,027)	(742,027)
Adjustment to minimum pension liability	—	—	17,825		—	17,825	17,825

Comprehensive Loss			(4,589,316)

Issuance of 123,625 shares of common stock upon exercise of stock options	1,236	88,187		—	—	—	89,423
Issuance of 69,000 shares of common stock under the restricted stock plan	690	—		—	—	—	690
Issuance of 19,642 shares of common stock under the employees stock purchase plan	197	34,766		—	—	—	34,963
Stock Buyback	—	—		—	(67,226)	—	(67,226)
Income tax benefit related to stock option plans	—	92,362		—	—	—	92,362
Stock compensation expense	—	232,045		—		—	232,045

Balance at December 31, 2008	$161,685	35,085,228		20,509,626	(15,382,680)	(1,539,220)	38,834,639
Comprehensive Income:
Net income	—	—	2,070,518	2,070,518			2,070,518
Foreign currency translation	—	—	604,765			604,765	604,765
Unrealized gain on investments in securities, net of tax	—	—	742,027			742,027	742,027
Adjustment to minimum pension liability	—	—	17,007			17,007	17,007

Comprehensive income			3,434,317

Issuance of 99,615 shares of common stock under the restricted stock plans	996	34,259		—	—	—	35,255
Issuance of 15,551 shares of common stock under the employees stock purchase plan	155	27,837		—	—	—	27,992
Stock compensation expense	—	185,463		—		—	185,463

Balance at December 31, 2009	$162,836	35,332,787		22,580,144	(15,382,680)	(175,421)	42,517,666
Comprehensive Income:
Net income			8,433,453	8,433,453			8,433,453
Foreign currency translation			545,919			545,919	545,919
Unrealized gain on investments in securities, net of tax	—	—	—			—
Adjustment to minimum pension liability	—	—	(30,281)			(30,281)	(30,281)

Comprehensive income			8,949,091

Issuance of 105,875 shares of common stock upon exercise of stock options	1,059	357,648					358,707
Issuance of 51,230 shares of common stock under the restricted stock plans	512	151,095					151,607
Issuance of 12,359 shares of common stock under the employees stock purchase plan	124	36,459					36,583
Income tax benefit related to stock option plans		155,804					155,804
Stock compensation expense		207,361					207,361

Balance at December 31, 2010	$164,531	36,241,154		31,013,597	(15,382,680)	340,217	52,376,819

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$8,433,453	$2,070,518	$(3,033,690)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	127,893	32,358	44,602
Provision for obsolete inventory	395,308	523,015	1,246,867
Provision for warranty	844,476	289,150	594,421
Depreciation of other assets	171,348	516,811	993,602
Depreciation of property, plant and equipment	884,378	837,097	924,247
Amortization of intangibles	434,520	398,642	421,113
Equity in (income) loss of joint venture	(581,495)	889,997	683,311
Goodwill impairment	—	—	2,314,282
Loss on forward contracts	106,413	47,752	—
Loss (gain) on the sale of assets	21,675	1,482	(258,170)
Loss (gain) on disposal of assets	(172,332)	15,429	(17,236)
Deferred income taxes	242,467	708,846	(1,224,685)
Share-based compensation expense	381,129	379,325	271,498
Excess tax benefits from share-based arrangements	(155,804)	—	(92,362)
Changes in assets and liabilities:
Accounts receivable	(7,272,972)	(1,875,812)	665,543
Unbilled revenue	(5,163,256)	(1,894,075)	—
Inventories	(15,308,266)	(3,930,485)	(1,024,226)
Consignment inventory	(347,616)	(476,311)	1,247,472
Other current assets	(2,111,796)	(306,993)	(34,666)
Accounts payable	20,774,007	3,320,026	293,331
Other accrued expenses	(842,673)	(201,312)	(784,381)
Customer deposits	548,103	1,071,716	253,022
Current income taxes	2,239,015	(50,009)	841,301
Other assets	(4,743)	—	28,393

Net cash provided by operating activities	3,643,232	2,367,167	4,353,589

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(8,751)
Investment in joint venture/return of investment	888,000	—	(94,395)
Decrease in restricted investments	238,677	258,732	490,249
Capital expenditures	(6,811,667)	(907,659)	(818,626)
Proceeds from sale of assets	25,539	2,222	271,369
Proceeds from sales of investments in securities	—	10,025,000	2,975,000

Net cash provided by (used in) investing activities	(5,659,451)	9,378,295	2,814,846

Cash flows from financing activities:
Increase in checks outstanding in excess of bank balances	—	—	106,782
Proceeds from employee stock purchase plan	36,583	27,992	34,963
Payments under share repurchase program	—	—	(67,226)
Proceeds from exercise of stock options	358,707	—	90,113
Excess tax benefits from stock options exercised	155,804	—	92,362

Net cash provided by financing activities	551,094	27,992	256,994
Effect of exchange rate changes on cash and cash equivalents	126,254	390,587	(220,800)

Net increase (decrease) in cash and cash equivalents	(1,338,871)	12,164,041	7,204,629
Cash and cash equivalents at beginning of year	23,589,025	11,424,984	4,220,355

Cash and cash equivalents at end of year	$22,250,154	$23,589,025	$11,424,984

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Years ended December 31, 2010, 2009 and 2008

1.    Nature of Operations

        Ballantyne Strong, Inc. ("Ballantyne" or the "Company"), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., and the American West Beijing Trading Company, Ltd., design, develop, manufacture, service and distribute theatre and lighting systems. The Company's products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all majority owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectability is reasonably assured

        Once the customer has determined the features for their integrated system, the Company either manufactures or integrates the system to their preference and then ships the system when it is complete. Revenue is generally recognized upon shipment of the product to the third party. In those limited situations where the shipping terms are FOB destination point, the Company recognizes revenue when the product is delivered. For services, primarily installation and maintenance related, revenue is recognized when the services have been rendered. Unbilled revenue represents revenue recognized in accordance with our revenue recognition policy for which the invoice had not been processed and sent to the customer as of December 31, 2010 and 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

        The Company maintained an allowance for doubtful accounts of $0.3 million and $0.2 million at December 31, 2010 and 2009, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

Consignment Inventory

        Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. The Company considered the guidance contained within ASC Subtopic 605-10 to determine the proper accounting treatment for these agreements.

        Consignment inventory is reviewed for impairment by comparing the inventory to the estimated future usage and sales. Digital and film projection equipment on consignment amounted to approximately $0.7 million at December 31, 2010 compared to $0.5 million at December 31, 2009.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory based on management's review of inventories on hand compared to estimated future usage and sales.

Intangible Assets

        We evaluate the carrying value of our indefinite-lived intangible assets for impairment at least annually as well as when events and circumstances indicate impairment may have occurred. We evaluate our other tangible and intangible assets for impairment when there is evidence that events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimate useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations.

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

Years ended December 31, 2010, 2009 and 2008

Major Maintenance Activities

        The Company incurs maintenance costs on all its major equipment. Repair and maintenance costs are expensed as incurred.

Income Taxes

        Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing whether the deferred tax assets are realizable management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Other Taxes

        Sales taxes assessed by governmental authorities including sales, use, and excise taxes are on a net basis and therefore the presentation of these taxes is excluded from revenues and is shown as a liability on the balance sheet until remitted to the appropriate taxing authorities.

Research and Development

        Research and development related costs are charged to operations in the period incurred. Such costs amounted to approximately $1.2, $0.7 and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $0.8 million for each of the years ended December 31, 2010, 2009 and 2008.

Fair Value of Financial and Derivative Instruments

        The Company follows the FASB issued authoritative guidance with regards to accounting for fair value measurements and disclosures. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

        The Company follows the FASB issued authoritative guidance with regards to accounting for derivatives whereby the Company recognizes all derivative financial instruments as either assets or liabilities at their fair value. During 2010, the Company maintained forward contracts to hedge its exposure to foreign currency risk related to transactions being conducted at the Company's Canadian subsidiary. The contracts did not have a material impact on the Company's statement of operations.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

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

	Years Ended December 31,
	2010	2009	2008
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$8,433,453	$2,070,518	$(3,033,690)
Weighted average common shares outstanding	14,163,088	14,002,985	13,914,743

Basic earnings (loss) per share	$0.60	$0.15	$(0.22)

Diluted earnings (loss) per share:
Earnings (loss) applicable to common stock	$8,433,453	$2,070,518	$(3,033,690)
Weighted average common shares outstanding	14,163,088	14,002,985	13,914,743
Assuming conversion of options and restricted stock awards outstanding	208,342	158,270	—

Weighted average common shares outstanding, as adjusted	14,371,430	14,161,255	13,914,743

Diluted earnings (loss) per share	$0.59	$0.15	$(0.22)

        Options to purchase 50,000 and 118,125 shares of common stock at a weighted average price of $8.32 and $4.55 were outstanding as of December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per shares as the option's exercise price was greater than the average market price of the common shares for the respective period. These instruments expire between May 2011 and November 2020. In addition, 10,200 shares of restricted stock were excluded from the diluted EPS calculation as these shares were anti-dilutive as of December 31, 2010. At December 31, 2008, options and restricted stock outstanding were not included in the computation of diluted earnings (loss) per share as the Company reported a loss from continuing operations available to common stockholders.

Stock Compensation Plans

        The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances.

        Share-based compensation cost that has been included in income (loss) from operations amounted to $0.4 million for each of the twelve months ended December 31, 2010 and 2009 and $0.3 million for

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

the twelve months ended December 31 2008. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2010 and 2009.

Impairment of Long-Lived Assets and Amortizable Intangibles

        The Company reviews long-lived assets and amortizable intangibles, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 "Property, Plant and Equipment".

        The Company's most significant long-lived assets subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $9.8 million at December 31, 2010. The Company's amortizable intangibles which are subject to recovery consist of trademarks, customer relationships and non-competition agreements which have a carrying value of $0.7 million at December 31, 2010. The recoverability of property, plant and equipment and intangibles is based on management's estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment or intangibles over their fair value. In addition, the Company has long-lived assets which consist of the Company's equity method investment in a joint venture. The Company would recognize a loss when there is a loss in value of the equity method investment which is other than a temporary decline. No impairment existed at December 31, 2010.

Retirement Benefits

        The Company follows the FASB issued authoritative guidance with regards to postretirement defined benefit plans. The guidance requires the recognition of the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the balance sheet, the measurement of a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and the recognition of changes in the funded status through comprehensive income in the year in which the changes occur.

Foreign Currency Translation

        For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings (loss) but are presented in comprehensive income (loss) within the consolidated statements of changes in shareholder's equity and comprehensive income (loss).

        Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

Warranty Reserves

        The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. In most instances the digital products are covered by the manufacturing firm's OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer's warranty. The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary.

        The following table summarizes warranty activity for the three years ended December 31, 2010.

Warranty accrual at December 31, 2007	$381,710
Charged to expense	594,421
Amounts written off, net of recoveries	(429,666)
Foreign currency translation adjustment	(54,909)

Warranty accrual at December 31, 2008	$491,556
Charged to expense	289,150
Amounts written off, net of recoveries	(417,937)
Foreign currency translation adjustment	15,376

Warranty accrual at December 31, 2009	$378,145
Charged to expense	841,068
Amounts written off, net of recoveries	(378,302)
Foreign currency translation adjustment	7,446

Warranty accrual as of December 31, 2010	$848,357

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the accounting for variable interest entities ("VIE's"). The guidance requires reporting entities to evaluate former Qualifying Special Purpose Entities ("QSPE's") for consolidation and changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest. The guidance was effective as of the beginning of a Company's first fiscal year that begins after November 15, 2009. The adoption did not impact the condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        In June 2009, the FASB issued authoritative guidance related to accounting for multiple-deliverable revenue arrangements. This guidance amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence ("VSOE") or third-party evidence ("TPE") before an entity can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption did not materially impact the condensed consolidated financial statements.

        In January 2010, the FASB issued authoritative guidance on the accounting for fair value measurements and disclosures (Topic 820). The guidance enhances disclosure requirements related to fair value measurements. Certain provisions of the guidance are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter ended March 31, 2010 we provided new disclosures, as applicable, to the fair value instruments discussion. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to our financial statements.

3.    Comprehensive Income (Loss)

        The accumulated other comprehensive income (loss), net, shown in the Company's consolidated balance sheets includes the unrealized loss on investments in securities, pension liability adjustments and the accumulated foreign currency translation adjustments. The following table shows the difference between the Company's reported net earnings (loss) and its comprehensive income (loss):

	Years Ended December 31,
	2010	2009	2008
Comprehensive income (loss):
Net income (loss)	$8,433,453	$2,070,518	$(3,033,690)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in securities	—	742,027	(742,027)
Foreign currency translation adjustment	545,919	604,765	(831,424)
Adjustment to minimum pension liability	(30,281)	17,007	17,825

Total comprehensive income (loss)	$8,949,091	$3,434,317	$(4,589,316)

        Included in unrealized gain (loss) on investment in securities for the twelve months ended December 31, 2009 are realized holding losses of approximately $1.1 million less a reclassification adjustment for gains recorded on the settlement of the securities included in net earnings of approximately $1.1 million. No such losses were incurred during the year ended December 31, 2010.

4.    Digital Link II Joint Venture

Investment in Digital Link II

        On March 6, 2007, the Company entered into an agreement with RealD to form an operating entity Digital Link II, LLC (the "LLC"). Under the agreement, the LLC was formed with the Company and RealD as the only two members with membership interests of 44.4% and 55.6%, respectively. The LLC was formed for purposes of commercializing certain 3D technology and to fund

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

the deployment of digital projector systems and servers to exhibitors. Summarized financial data for the LLC is as follows (unaudited), in thousands:

Balance Sheet	December 31, 2010	December 31, 2009
Current assets	$3,316	$877
Non-current assets	9,419	12,935
Current liabilities	3,011	3,047
Non-current liabilities	5,361	5,574
Equity	$4,363	$5,191

	Twelve months ended December 31,
Statement of Operations	2010	2009	2008
Revenue	$8,240	$22	$(29)
Cost of sales	(6,455)	(1,553)	(1,064)
Selling and administrative expenses	(258)	(295)	(274)

Operating income (loss)	1,527	(1,826)	(1,367)
Other expense	(358)	(270)	(54)

Net income (loss)	$1,169	$(2,096)	$(1,421)

        The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC's financial statements as of December 24, 2010. The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year end with that of its majority interest holder, RealD. The Company's portion of income of the LLC was $0.6 million for the year ended December 31, 2010 as compared to the portion of loss of the LLC of approximately $0.9 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively.

        The Company sold digital theatre projection equipment, in the normal course of business, to the LLC for approximately $4.7 million, $2.2 million and $3.7 million during the twelve months ended December 31, 2010, 2009 and 2008, respectively. The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company was $4.1 million, $1.2 million and $2.1 million during the twelve months ended December 31, 2010, 2009 and 2008, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. The total receivable balance due from the LLC was insignificant at December 31, 2010 and $0.2 million at December 31, 2009.

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

Years ended December 31, 2010, 2009 and 2008

Guarantees

        During 2010 and 2009, the Company and RealD provided guarantees to notes payable entered into by Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. The notes bear interest at rates ranging from 7.0% to 7.46%. The following table summarizes the Company's guarantees:

Guarantee Date	Interest Rate	Original Notes Payable Balance	Ballantyne Ownership	Original Guarantee	Remaining Guarantee as of 12/31/10
July-08	7.0%	$626,663	44.40%	$278,238	$58,837
November-08	7.2%	756,440	44.40%	335,860	—
November-08	7.0%	1,142,239	44.40%	507,154	120,799
January-09	7.2%	265,538	44.40%	117,899	10,493
April-09	7.2%	1,039,646	44.40%	461,603	22,326
September-09	7.0%	184,098	44.40%	81,739	45,403
October-09	7.25%	152,850	44.40%	67,865	32,143
March-10	7.46%	1,824,774	44.40%	810,200	520,719
March-10	7.46%	749,308	44.40%	332,693	223,288
March-10	7.46%	423,224	44.40%	187,912	135,626
March-10	7.46%	216,141	44.40%	95,966	74,161

		$7,380,921		$3,277,129	$1,243,795

        Under terms of the guarantees, the Company and RealD would be required to fulfill the guarantee should the joint venture be in default of its loans or contract terms. The Company has recorded an insignificant liability for the fair value of the obligations undertaken by issuing the guarantees at December 31, 2010. The guarantees will expire at the time each loan is paid off.

5.    Sale of Product Line

        During 2008, the Company sold its coater and marinade product line in exchange for $0.3 million in cash. In connection with the sale, the Company recorded a pre-tax net gain of approximately $0.3 million (estimated $0.2 million after-tax) which is net of related costs to sell.

6.    Investments

        Prior to 2010, the Company had certain investments in auction-rate securities which were classified as available-for-sale securities and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In June 2009, the Company entered into a settlement agreement with a financial institution with whom the Company had a banking relationship to sell, at the Company's option, all or a portion of its outstanding auction-rate securities ("ARS") at par, plus accrued interest. The settlement agreement provided for a provision on confidentiality and a release of the financial institution from claims related to the Company's purchase, ownership and sale of the securities. Subsequently, in June 2009, the Company sold its remaining outstanding ARS under the terms of the settlement agreement which amounted to $9.4 million plus interest accrued. During 2009, the Company also liquidated, at par, outstanding ARS which amounted to $0.7 million of which

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

$0.05 million were sold through the normal auction process and $0.6 million were redeemed by the fund itself.

        The Company previously recorded a temporary impairment as an unrealized loss on the outstanding ARS in other comprehensive income (loss) prior to settlement of the ARS. As a result of entering into the settlement agreement, the Company recorded the temporary impairment as a realized loss of approximately $1.1 million within other income (expense). The Company also recorded an offsetting gain on the settlement in the amount of $1.1 million which was recorded in other income (expense) during twelve months ended December 31, 2009. No such investments were acquired or sold during the year ended December 31, 2010.

7.    Fair Value of Financial Instruments

        The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses equal or approximate their fair values due to the short-term nature of these instruments. The estimated fair values and related assumptions used to estimate fair value of the Company's financial instruments are disclosed below.

        ASC 820 "Fair Value Measurements and Disclosures" establishes a hierarchy for fair value measurements based upon observable independent market inputs and unobservable market assumptions. Inputs refer broadly to the assumptions that market participants would use in pricing the assets or liability, including assumptions about risk. Considerable judgment is required in interpreting market data used to develop the estimates of fair value. The following represents the three categories of inputs used in determining the fair value of financial assets and liabilities:

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

        The Company held no assets or liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

8.    Inventories

        Inventories consist of the following:

	December 31, 2010	December 31, 2009
Raw materials and components	$5,651,083	$4,714,956
Work in process	431,962	169,707
Finished goods	21,857,192	8,102,385

	$27,940,237	$12,987,048

        The inventory balances are net of reserves of approximately $2.9 million and $2.7 million as of December 31, 2010 and December 31, 2009, respectively.

9.    Property, Plant and Equipment

        Property, plant and equipment include the following:

	December 31, 2010	December 31, 2009
Land	$378,195	$313,500
Buildings and improvements	8,955,504	4,106,869
Machinery and equipment	8,182,312	5,802,596
Office furniture and fixtures	1,659,920	2,196,827

Total properties cost	19,175,931	12,419,792
Less accumulated depreciation	(9,425,884)	(8,806,857)

Net property, plant and equipment	$9,750,047	$3,612,935

        Depreciation expense amounted to approximately $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

10.    Intangible Assets

        As of December 31, 2010 and December 31, 2009, the Company had unamortized identifiable net assets of $0.7 million and $1.1 million, respectively. The following table details amounts relating to those assets as of December 31, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)
Intangible assets subject to amortization:
Customer relationships	3 - 40	$1,801,055	$(1,209,358)	$591,697
Trademarks	2 - 23	270,576	(178,409)	92,167
Non-competition agreement		167,528	(150,504)	17,024

Total		$2,239,159	$(1,538,271)	$700,888

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        The following table details amounts relating to those assets as of December 31, 2009:

	Useful life	Gross	Accumulated amortization	Net
	(Years)
Intangible assets subject to amortization:
Customer relationships	4 - 5	$1,706,003	$(741,061)	$964,942
Trademarks	3	227,470	(165,066)	62,404
Non-competition agreement	3 - 5	166,158	(116,376)	49,782
Intangible assets not subject to amortization:
Trademark	Indefinite	26,000	—	26,000

Total		$2,125,631	$(1,022,503)	$1,103,128

        The increase in the cost of the identifiable assets is due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate. Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

        The Company recorded amortization expense relating to other identifiable intangible assets of $0.4 million during each of the years ended December 31, 2010, 2009 and 2008. The difference between the amortization expense recorded and the change in accumulated amortization is the result of translating the intangible assets carried in Canadian dollars at each period end. The following table shows the Company's estimated future amortization expense related to intangible assets for the next five years.

Amount
2011	$420,665
2012	$175,154
2013	$43,474
2014	$43,474
2015	$18,110

11.    Goodwill

        During 2008 the Company recorded a non-cash impairment charge for the entire carrying value of goodwill or $2.3 million. After this charge no goodwill balance remains on the books for the years ended December 31, 2010 and 2009.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

12.    Other Accrued Expenses

        The major components of other current accrued expenses are as follows:

	December 31,
	2010	2009
Employee related	$2,050,494	$1,809,825
Interest and taxes	590,461	571,366
Acquisition and related accruals	—	233,874
Post-retirement benefit obligation	15,054	17,342
Legal and professional fees	116,992	495,844
Warranty obligation	848,357	378,145
Other	268,478	116,747

Total	$3,889,836	$3,623,143

        The major components of long-term accrued expenses are as follows:

	December 31,
	2010	2009
Acquisition and related accruals	$—	$92,371
Post-retirement benefit obligation	357,639	342,669
Other	19,064	48,385

Total	$376,703	$483,425

13.    Debt

        Effective June 30, 2010, the Company entered into a $20 million Revolving Credit Agreement and Note (collectively, the "Revolving Credit Agreement"), each effective as of June 30, 2010, with Wells Fargo Bank, N.A. ("Wells Fargo"). The Company may request an increase in the Revolving Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes. The Company's accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.

        Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points. Interest is paid on a monthly basis. The Company will pay a fee of 0.15% per annum on any unused portion. The Revolving Credit Agreement expires on June 30, 2011 at which time all unpaid principal and interest is due.

        The Revolving Credit Agreement contains certain covenants, including those relating to the Company's financial condition and limitations on the ability of the Company to pay dividends. The primary financial condition covenant pertains to the Company maintaining a minimum net profit before taxes plus or minus non-cash equity in income of the Digital Link II, LLC joint venture, plus any non-cash charges related to the legacy film projector business, of $1, measured quarterly, on a rolling 4-quarter basis. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Revolving

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

Credit Agreement, including a change in control of the Company (as defined in the Revolving Credit Agreement), all amounts due there under may be declared to be immediately due and payable. No amounts are currently outstanding on the Revolving Credit Agreement.

        The Company previously was a party to a revolving credit facility with First National Bank of Omaha. This revolving credit facility expired on July 1, 2010.

14.    Income Taxes

        Income (loss) before income taxes consists of:

	Years Ended December 31,
	2010	2009	2008
United States	$1,021,373	$(3,382,912)	$(5,670,768)
Foreign	11,370,076	6,132,888	1,726,037

	$12,391,449	$2,749,976	$(3,944,731)

        Income tax expense (benefit) attributable to income from continuing operations consists of:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal expense (benefit)	$543,970	$(1,763,604)	$(815,539)
State expense (benefit)	11,089	(65,085)	4,286
Foreign expense	3,150,454	1,799,301	1,201,317
Deferred:
Federal expense (benefit)	233,059	727,052	(845,050)
State expense (benefit)	32,044	(3,750)	(120,286)
Foreign expense (benefit)	(12,620)	(14,456)	(335,769)

	$3,957,996	$679,458	$(911,041)

        Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income (loss) from continuing operations as follows:

	Years Ended December 31,
	2010	2009	2008
Expected tax expense (benefit)	$4,213,093	$934,992	$(1,341,208)
State income taxes, net of federal effect	28,468	(45,431)	(76,560)
Foreign tax rates varying from 34%	(372,628)	(263,203)	—
Tax-exempt interest	—	(12,252)	(103,198)
Non-deductible goodwill	—	—	557,305
Other	89,063	65,352	52,620

	$3,957,996	$679,458	$(911,041)

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2010	2009
Deferred tax assets:
Non-deductible accruals	$270,541	$292,049
Inventory reserves	1,448,570	1,448,463
Warranty reserves	147,055	126,564
Net operating losses	114,619	157,455
Uncollectible receivable reserves	308,831	247,038
Accrued group health insurance claims	112,369	59,313
AMT credit carry forward	87,956	161,886
Stock compensation expense	144,311	69,404
Depreciation and amortization	476,564	310,979
Other	174,119	176,659

Net deferred tax assets	3,284,935	3,049,810
Deferred tax liability—equity in loss of joint venture	(1,347,765)	(860,157)

Net deferred tax assets	$1,937,170	$2,189,653

        Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $12.4 million at December 31, 2010 as these earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

        The Company follows the guidance in ASC 740 Income Taxes as it pertains to uncertain tax positions. The guidance requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2006 through 2009. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction's statute of limitations. The Company does not currently have any examinations in process. As of December 31, 2010 and 2009, total unrecognized tax benefits amounted to approximately $0.1 million.

        Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax (benefit) expense in the consolidated statements of operations and were not material for the year ended December 31, 2010. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of December 31, 2010. The accruals largely related to state tax matters.

15.    Note Receivable

        During July 2006, the Company entered into a note receivable arrangement with Digital Link LLC (Digital Link) pertaining to the sale and installation of digital projectors. The sale amounted to

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

$0.8 million of which 25% was due upon installation and was collected. The remaining amounts are due over a 5-year period at an 8% interest rate. The costs incurred with the sale of projectors to Digital Link were expensed during 2006 with no future associated costs to be incurred. During 2010 the remaining $0.2 million owed under the note receivable was received from Digital Link and recorded to revenue.

16.    Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2010	2009	2008
Cash paid during the year for:
Interest	$16,496	$9,964	$7,411

Income taxes	$3,117,344	$1,456,741	$683,491

17.    Stock Compensation

        The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $0.4 million for each of the years ended December 31, 2010 and 2009 and $0.3 million for the year ended December 31, 2008.

        During the second quarter of 2010, the Company adopted and, at the 2010 Annual Meeting of Stockholders, the stockholders approved the 2010 Long-Term Incentive Plan ("2010 Plan"). Subject to the terms of the 2010 Plan, the Compensation Committee has the discretion to determine the terms of each award, including which award, if any, may be subject to vesting upon a "change in control" of the Company. The Committee may grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. No shares were granted during the twelve months ended December 31, 2010.

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

        All past and future grants under the Company's stock option plans were granted at exercise prices based on the fair market value of the Company's common stock on the date of grant. The outstanding options generally vested over periods ranging from zero to three years from the grant date and expired between 5 and 10 years after the grant date. No stock options were granted under these plans during the years ended December 31, 2010 and 2009, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        During the fourth quarter of fiscal 2010, the Board of Directors granted the Company's President and CEO 50,000 non-qualified stock options upon his being hired by the Company. The options were granted at an exercise price based on the fair market value of the Company's common stock on the date of grant and expire 10 years after the date of grant. These options were granted outside of any of the Company's existing stock compensation plans pursuant to applicable regulations allowing for such a grant.

        The estimated grant date fair value of the options granted during the twelve months ended December 31, 2010 of $5.12 was calculated using the Black-Scholes option-pricing model using the following weighted average assumptions:

2010
Expected dividend yield	0.0%
Risk-free interest rate	0.50%
Expected volatility	67.30%
Expected life (in years)	6.5

        The share-based compensation expense related to stock options included in earnings (loss) before income taxes included an insignificant amount for the year ended December 31, 2010; no expense in the year ended December 31, 2009 and an insignificant amount for the year ended December 31, 2008. Likewise, the associated tax benefits in each of the three years ended December 31, 2010, 2009 and 2008 was insignificant. All stock options outstanding pursuant to the Company's stock option plans were fully vested as of January 1, 2009.

        The following table summarizes the Company's activities with respect to its stock options:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	443,750	2.33
Granted	—	—
Exercised	(123,625)	0.73
Forfeited	(42,000)	7.30

Outstanding at December 31, 2008	278,125	2.29	2.69	$113,250
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	278,125	2.29	1.69	$480,450
Granted	50,000	8.32
Exercised	(105,875)	3.39
Forfeited	—	—

Outstanding at December 31, 2010	222,250	$3.12	3.05	$1,071,464

Exercisable at December 31, 2010	172,250	$1.62	1.08	$1,090,214

        The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2010.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding at December 31, 2010			Options Exercisable at December 31, 2010
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62	125,000	1.33	$0.62	125,000	1.33	$0.62
$4.25	47,250	0.42	$4.25	47,250	0.42	$4.25
$8.32	50,000	9.83	8.32	—	—	—

$0.62 to 8.32	222,250	3.05	$3.12	172,250	1.08	$1.62

        As of December 31, 2010, 50,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock option awards was $0.2 million for the twelve months ended December 31, 2010. No unrecognized compensation cost related to non-vested stock option awards existed as of the years ended December 31, 2009 and 2008.

Restricted Stock Plans

        During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan. Under terms of the plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the plan was 250,000 shares. The plan was set to expire in September 2010; however, at the 2010 Annual Meeting of Stockholders, the stockholders of the Company adopted an amendment to extend the duration of the Plan until September 1, 2013. During May 2008, the Company granted 54,000 shares to certain employees. A portion of the shares vested on January 1, 2009 with the remaining shares vesting on January 1, 2010 as the Company achieved certain earning thresholds, as defined within the restricted stock agreements. During February of 2009, 64,491 shares of restricted stock were granted under this plan as partial payment under the Company's 2008 Short-Term Incentive Plan. Additionally, during February of 2010, 41,030 shares of restricted stock were granted under this plan as partial payment under the Company's 2009 Short-Term Incentive Plan. At December 31, 2010, 90,479 shares remain available for issuance under the Plan.

        During 2008, the Company adopted and the stockholders approved, the Ballantyne Strong, Inc. Non-Employee Directors' Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors' Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 by a vote of the stockholders at the 2009 Annual Stockholders Meeting. During May 2008, the Company granted 15,000 restricted shares under the Non-Employee Plan to the Board of Directors. These shares vested on May 21, 2009. During May 2009, the Company granted 27,000 restricted shares under the Non-Employee Plan to the Board of Directors. These shares vested on May 20, 2010. Additionally, in April 2009, 18,889 restricted shares were issued in conjunction with an agreement entered into with a member of the Company's Board of Directors to provide consulting services. Subsequently, in September 2009, the consulting agreement was mutually terminated as the objectives of the agreement were achieved. As a result, 8,124 shares vested on the date of the termination agreement and the remaining 10,765 shares were cancelled and

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

made available for future issuance in accordance with the Non-Employee Plan. In May 2010, the Company granted 10,200 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day after the Company's 2011 Annual Stockholder Meeting. At December 31, 2010, 189,676 shares remain available for issuance under the Plan.

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

        As of December 31, 2010, the total unrecognized compensation cost related to non-vested restricted stock awarded was insignificant and is expected to be recognized over a weighted average period of 5.5 months.

        The following table summarizes restricted stock activity for the years ended December 31:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2008	69,000	$4.48
Granted	110,380	1.88
Shares vested	(52,124)	4.11
Shares forfeited	(10,765)	2.25

Nonvested at December 31, 2009	116,491	$2.38
Granted	51,230	4.88
Shares vested	(93,030)	3.65
Shares forfeited	—

Nonvested at December 31, 2010	74,691	$2.51

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Ballantyne common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Ballantyne common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2010, 76,194 shares of common stock remained available for issuance under the Plan. The Plan was set to expire in October 2010; however, at the 2010 Annual Meeting of Stockholders, the stockholders of the Company adopted an amendment to extend the duration of the Plan until October 31, 2013.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan of $4.04 was calculated using the Black-Scholes option pricing model using weighted average assumptions as follows:

	For the years ended December 31,
	2010	2009	2008
Risk-free interest rate	0.30%	0.47%	0.37%
Dividend yield	—%	—%	—%
Expected volatility	56.94%	69.95%	86.09%
Expected term (years)	1.0	1.0	1.0
Estimated grant date fair value	$4.04	$2.05	$0.91

        The Company recorded approximately $0.07 million, $0.03 million and an insignificant amount of share-based compensation expense pertaining to the stock purchase plan during the years ended December 31, 2010, 2009 and 2008, respectively. The associated tax benefits recorded in 2010, 2009 and 2008 were insignificant. At December 31, 2010, the total unrecognized estimated compensation cost was $0.02 million which is expected to be recognized over a period of 10 months.

18.    Share Repurchase Program

        On November 12, 2008, the Company's Board of Directors approved a share repurchase program. Under the share repurchase program, the Company may repurchase up to $1.0 million of the Company's outstanding shares of common stock. As of December 31, 2010, the Company has repurchased 42,177 shares at a weighted average cost of approximately $1.59 per share for a total cost of $0.07 million which were recorded to treasury stock. No repurchases were made during fiscal 2010 or 2009. At December 31, 2010, $0.9 million remains available under the authorized program.

19.    Stockholder Rights Plan

        The Company's Stockholders Rights Plan expired on June 9, 2010 in accordance with the terms of the Plan.

20.    Related Party Transactions

        The Company sold digital projection equipment, in the normal course of business, to its joint venture, Digital Link II, LLC for approximately $4.7 million, $2.2 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The LLC in turn provides the digital projection equipment to third party customers under system use agreements. Revenue recognized by the Company was $4.1 million, $1.2 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. The total receivable balance due from the LLC was insignificant at December 31, 2010 and $0.2 million at December 31, 2009.

21.    Foreign Exchange Contracts

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

contracts to manage a portion of this risk. At December 31, 2010, 2009 and 2008, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $3.1 million, $3.2 million and $0.6 million, respectively. The fair value of the open contracts amounted to approximately $3.1 million and $3.0 million at December 31, 2010 and 2009, respectively. The Company recorded insignificant unrealized gains (losses) associated with these open contracts in its consolidated statement of operations at December 31, 2010, 2009 and 2008.

22.    Commitments, Contingencies and Concentrations

a.
Bonus Plans

        The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the "Plan"). The Plan is an annual incentive program that provides certain officers and key employee's bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined in the Plan.

        The Company has recorded expenses related to the Plan of approximately $0.6 million, $0.4 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008. The bonuses are generally paid through a distribution of cash and restricted stock.

b.
Retirement Plan

        The Company sponsors a defined contribution 401-K plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company was approximately $0.2 million for each of the years ended December 31, 2010, 2009 and 2008.

c.
Postretirement Health Care

        The Company sponsors a postretirement health care plan (the "Plan") for certain current and former executives and their spouses. The Company's policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits are accrued over the employees' service lives.

        The Company accounts for this plan in accordance with ASC 715 Compensation—Retirement Benefits. The guidance requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability on its balance sheet. Actuarial gains and losses are generally amortized subject to the corridor, over the average remaining service life of the Company's active employees.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        The following table sets forth the Plan's benefit obligations, fair value of plan assets, and funded status at December 31, 2010 and 2009:

	2010	2009
Reconciliation of benefit obligation
Benefit obligation at January 1	$293,851	$304,713
Interest cost	15,245	16,567
Benefits paid, net of contributions	(12,220)	(4,429)
Actuarial gain	20,822	(23,000)

Benefit obligation at December 31	317,698	293,851

Fair value of plan assets at December 31	—	—

Funded status at end of year	$(317,698)	$(293,851)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(17,011)	(17,342)
Noncurrent liabilities	(300,687)	(276,509)
Accumulated other comprehensive income	(80,384)	(110,665)

Net amount recognized	$(398,082)	$(404,516)

        Amounts recognized in accumulated other comprehensive income consists of:

	2010	2009
Net actuarial gain	$80,384	$110,665

Total accumulated other comprehensive income	$80,384	$110,665

        The accumulated benefit obligation for the Plan was $318,000 and $294,000 at December 31, 2010 and 2009, respectively. Net periodic benefit cost recognized in 2010, 2009 and 2008 was:

	2010	2009	2008
Interest cost	$15,245	$16,567	$17,128
Amortization of gain	(9,459)	(5,993)	(4,128)

Net periodic benefit cost recognized	$5,786	$10,574	$13,000

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Net actuarial gain (loss)	$(20,822)	$23,000	$21,953
Amortization of (gain) loss	(9,459)	(5,993)	(4,128)

Total recognized in accumulated other comprehensive income	$(30,281)	$17,007	$17,825

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(24,495)	$27,581	$30,825

        For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost in the amount of $4,419 is expected to be recognized in the next fiscal year.

        Weighted average assumptions used to determine benefit obligations at December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rate	5.25%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	9.0%	6.5%	7.00%

        Weighted average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rate	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	9.0%	6.5%	7.00%

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$1,810	$(1,607)

Effect on the health care component of the accumulated postretirement benefit obligation	$36,828	$(32,945)

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

        For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease gradually to 6.0% through 2014 and remain at that level thereafter.

	2010	2009	2008
Benefit cost	$5,786	$10,574	$13,000
Employer contribution	—	—	—
Plan participants' contributions	1,800	1,800	1,800
Benefits paid	14,020	6,229	5,774

        The Company expects to contribute $17,011 to its postretirement benefit plan in 2011.

        The benefits expected to be paid from the postretirement benefit plan are as follows:

Amount
2011	$17,011
2012	$17,914
2013	$18,821
2014	$19,727
2015	$20,626
2016 - 2020	$91,061

        The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2010 and include estimated future employee service.

d.
Concentrations

        The Company's top ten customers accounted for approximately 42% of 2010 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 40% of net consolidated receivables at December 31, 2010. Sales to China Film Jingdian Cinema Investment Company, Ltd. represented approximately 8% of total sales, while sales to Regal Cinemas, Inc. were the next highest at 7%. Additionally, receivables from China Film Jingdian Cinema Investment Company, Ltd. and Kasima, LLC represented approximately 14% and 8% of net consolidated receivables at December 31, 2010, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition.

        Through distribution agreements with NEC, the Company distributes Starus DLP Cinema projectors to North and South America, the Caribbean, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements and some of which can be

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If the Company is unable to maintain its relationship with NEC, the results would have a material adverse impact on its business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in the Company's manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

e.
Leases

        The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2012. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        On June 29, 2010 the Company purchased the land and building facility in Joliette, Province of Quebec in Canada that was previously being leased.

        The Company has future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	272,711	183,572	81,249	7,890	—

f.
Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2010 and 2009 are included in accrued group health insurance claims in the accompanying consolidated balance sheets. The Company's policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.
Litigation

        The Company is currently a defendant in an asbestos case entitled Manuel H. Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc. a/k/a Ballantyne of Omaha, Inc. et al, filed August 17, 2010 in the Superior Court of the State of New York. The Company is one of twenty-five defendants. The Plaintiffs have agreed to dismiss the Company. The dismissal will be final assuming no defendant objects.

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

Years ended December 31, 2010, 2009 and 2008

23. Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        As of December 31, 2010, the Company's operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamphouses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company previously evaluated the performance of the segments based on reported segment gross profit. Prior year amounts have been reclassified to conform to the 2010 presentation. All significant intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

Summary by Business Segments

	2010	2009	2008
Net revenue
Theatre
Products	$125,043,983	$65,186,543	$47,158,724
Services	7,881,593	3,810,626	3,186,650

Total theatre	132,925,576	68,997,169	50,345,374
Lighting	3,409,041	3,121,840	4,260,868
Other	—	26,748	208,319

Total revenue	$136,334,617	$72,145,757	$54,814,561

Operating income (loss)
Theatre
Products	$17,187,174	$9,993,972	$3,232,948
Services	611,632	(451,392)	(1,907,083)

Total theatre	17,798,806	9,542,580	1,325,865
Lighting	39,694	69,702	189,714
Other	—	13,100	89,651

Total segment operating income	17,838,500	9,625,382	1,605,230
Unallocated general and administrative expenses	(5,990,962)	(5,955,229)	(5,941,139)
Gain on disposal or transfer of assets	150,657	(16,911)	275,406
Interest, net	(25,017)	53,887	478,553
Equity in loss of joint venture	581,495	(889,997)	(683,311)
Other income (loss)	(163,224)	(67,156)	320,530

Income (loss) before income taxes	$12,391,449	$2,749,976	$(3,944,731)

Expenditures on capital equipment
Theatre
Products	$6,193,349	$844,121	$511,568
Services	604,956	59,698	282,911

Total theatre	6,798,305	903,819	794,479
Lighting	13,362	3,840	24,147

Total	$6,811,667	$907,659	$818,626

Depreciation, amortization and impairment
Theatre
Products	$1,249,384	$1,471,600	$4,312,839
Services	207,595	242,618	265,818

Total theatre	1,456,979	1,714,218	4,578,657
Lighting	33,267	38,332	74,587

Total	$1,490,246	$1,752,550	$4,653,244

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Gain (loss) on disposal of long-lived assets
Theatre
Products	$138,266	$(16,911)	$15,285
Services	12,391	—	—

Total theatre	150,657	(16,911)	15,285
Lighting	—	—	1,951
Other	—	—	258,170

Total	$150,657	$(16,911)	$275,406

	December 31, 2010	December 31, 2009
Identifiable assets
Theatre
Products	$86,156,070	$55,720,203
Services	3,358,154	1,225,122

Total theatre	89,514,224	56,945,325
Lighting	2,517,207	3,264,975

Total	$92,031,431	$60,210,300

Summary by Geographical Area

	2010	2009	2008
Net revenue
United States	$76,209,618	$38,963,004	$36,587,451
Canada	4,447,992	4,285,478	1,694,384
China	34,914,017	11,531,934	5,648,450
Asia (excluding China)	1,677,650	1,404,476	2,028,579
Mexico	5,721,885	8,323,095	3,938,821
South America	10,073,442	4,444,458	1,906,745
Europe	2,787,309	2,646,155	1,620,346
Other	502,704	547,157	1,389,785

Total	$136,334,617	$72,145,757	$54,814,561

	December 31, 2010	December 31, 2009
Identifiable assets
United States	$59,972,216	$43,982,105
China	11,908,572	4,030,131
Asia (excluding China)	5,781,015	4,029,054
Canada	14,369,628	8,169,010

Total	$92,031,431	$60,210,300

        Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2010, 2009 and 2008

24. Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2010 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Net revenue	$25,337,509	$32,748,573	$32,929,645	$45,318,890
Gross profit	4,295,536	5,970,945	6,468,301	8,003,807
Net earnings	998,850	2,778,109	2,320,721	2,335,773
Basic and diluted earnings per share:
Basic(2)	0.07	0.20	0.16	0.16
Diluted(2)	0.07	0.19	0.16	0.16
Stock price:
High	5.89	9.00	9.66	9.74
Low	3.1	5.45	6.91	6.48
2009:
Net revenue	$17,143,453	$19,602,707	$16,552,036	$18,847,561
Gross profit	3,379,070	4,252,593	3,555,283	3,545,087
Net earnings(1)	541,719	933,921	543,096	51,782
Basic and diluted earnings per share:
Basic(2)	0.04	0.07	0.04	0.00
Diluted(2)	0.04	0.07	0.04	0.00
Stock price:
High	2.42	3.27	3.88	3.98
Low	0.88	1.80	2.02	3.08

(1)
During the fourth quarter of 2009, the Company settled a lawsuit resulting in a charge of approximately $0.3 million during the quarter.

(2)
Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total for the year.

Schedule II

Ballantyne Strong, Inc.

and Subsidiaries

Valuation and Qualifying Accounts

	Balance at beginning of year	Charged to costs and expenses	Amounts Written off(1)	Balance at end of year
Allowance for doubtful accounts and notes
Year ended December 31, 2010—
Allowance for doubtful accounts	$205,314	135,428	(34,609)	306,133

Year ended December 31, 2009—
Allowance for doubtful accounts	$195,141	32,358	(22,185)	205,314

Year ended December 31, 2008—
Allowance for doubtful accounts	$534,526	44,602	(383,987)	195,141

Inventory reserves
Year ended December 31, 2010—
Inventory reserves	$2,665,436	448,770	(193,041)	2,921,165

Year ended December 31, 2009—
Inventory reserves	$2,791,644	523,015	(649,223)	2,665,436

Year ended December 31, 2008—
Inventory reserves	$1,901,038	1,246,867	(356,261)	2,791,644

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

2.    Internal Control over Financial Reporting

        (a) Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

        (b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

        We have audited the internal control over financial reporting of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) , and cash flows for each of the years in the three-year period ended December 31, 2010, and the related financial statement schedule and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, Nebraska
March 16, 2011

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

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2011.

Item 11.    Executive Compensation

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2011.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2011.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2011.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.
The following documents are filed as part of this report on Form 10-K:

1.
Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.
Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2010, 2009 and 2008.

Financial Statements of the Registrant's subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly owned.

3.
Exhibit list.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.
By:	/s/ GARY L. CAVEY	By:	/s/ KEVIN S. HERRMANN
	Gary L. Cavey, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: March 16, 2011		Date: March 16, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II (1) William F. Welsh, II, Chairman
Date:	March 16, 2011
By:	/s/ ALVIN ABRAMSON (1) Alvin Abramson, Director
Date:	March 16, 2011
By:	/s/ CHRISTOPHER E. BEACH (1) Christopher E. Beach, Director
Date:	March 16, 2011
By:	/s/ MARC E. LEBARON (1) Marc E. LeBaron, Director
Date:	March 16, 2011
By:	/s/ MARK D. HASEBROOCK (1) Mark D. Hasebroock, Director
Date:	March 16, 2011
By:	/s/ STEVEN J. SCHUSTER Steven J. Schuster, Director
Date:	March 16, 2011
(1) By:	/s/ KEVIN S. HERRMANN Kevin S. Herrmann, Attorney-In-Fact
Date:	March 16, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation as amended	S-8	3.1	December 7, 2006
3.1.1	First Amendment to the Certificate of Incorporation	S-8	3.1.1	December 7, 2006
3.1.2	Second Amendment to the Certificate of Incorporation	S-8	3.1.2	December 7, 2006
3.1.3	Third Amendment to the Certificate of Incorporation	S-8	3.1.3	December 7, 2006
3.1.4	Fourth Amendment to the Certificate of Incorporation	10-Q	3.1.4	August 7, 2009
3.2	Bylaws of the Company	S-8	3.2	December 7, 2006
3.2.1	First Amendment to Bylaws of the Company	S-8	3.2.1	December 7, 2006
3.2.2	Second Amendment to Bylaws of the Company	S-8	3.2.2	December 7, 2006
3.2.3	Third Amendment to the Bylaws of the Company	S-8	3.2.3	December 7, 2006
3.2.4	Fourth Amendment to the Bylaws of the Company	8-K	99.1	May 1, 2007
3.3	Stockholder Rights Agreement dated May 25, 2000 between the Company and Mellon Investor Services, L.L.C. (formerly Chase Mellon Shareholder Services, L.L.C.)	8-A12B	1	May 26, 2000
3.3.1	First Amendment dated April 30, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C. as Rights Agent	8-K	99.1	May 7, 2001
3.3.2	Second Amendment dated July 25, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent	10-Q	3.3.2	November 14, 2001
3.3.3	Third Amendment dated October 2, 2001 to Rights Agreement dated as of May 25, 2001 between the Company and Mellon Investor Services, L.L.C. as Rights Agent	10-Q	3.3.3	November 14, 2001
4.2	Revolving Credit Agreement dated March 10, 2003 between the Company and First National Bank of Omaha, Inc.	10-K	4.2	March 31, 2003
4.2.1	First Amendment to Revolving Credit Agreement dated August 31, 2003 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.1	November 14, 2003
4.2.2	Second Amendment to Revolving Credit Agreement dated February 27, 2004 between the Company and First National Bank of Omaha, Inc.	10-K	4.2.2	March 30, 2004
4.2.3	Third Amendment to Revolving Credit Agreement dated August 30, 2004 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.2	November 12, 2004

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
4.2.4	Fourth Amendment to Revolving Credit Agreement dated August 24, 2005 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.4	November 4, 2005
4.2.5	Fifth Amendment to the Revolving Credit Agreement dated August 28, 2006 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.5	November 14, 2006
4.2.6	Consent and Waiver Agreement dated September 29, 2006 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.6	November 14, 2006
4.2.7	Sixth Amendment to the Revolving Credit Agreement dated August 29, 2007 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.5	November 13, 2007
4.2.8	Seventh Amendment to the Revolving Credit Agreement dated March 31, 2008 between the Company and First National Bank of Omaha, Inc.	8-K	4.1	April 4, 2008
4.2.9	Eighth Amendment to the Revolving Credit Agreement dated August 29, 2008 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.9	November 10, 2008
4.2.10	Ninth Amendment to the Revolving Credit Agreement dated September 26, 2008 between the Company and First National Bank of Omaha, Inc.	8-K	4.1	October 2, 2008
4.2.11	Tenth Amendment to the Revolving Credit Agreement dated August 30, 2009 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.12	November 9, 2009
4.2.12	Eleventh Amendment to the Revolving Credit Agreement dated November 30, 2009 between the Company and First National Bank of Omaha, Inc	10-Q	4.2.13	May 14, 2010
4.2.13	Twelfth Amendment to the Revolving Credit Agreement dated March 30, 2010 between the Company and First National Bank of Omaha, Inc	10-Q	4.2.14	May 14, 2010
4.2.14	Thirteenth Amendment to the Revolving Credit Agreement dated May 31, 2010 with First National Bank of Omaha, Inc	10-Q	4.1	August 12, 2010
4.3	Revolving Credit Agreement and Note between the Company and Wells Fargo, N.A., effective June 30, 2010	8-K	4.1 and 4.2	July 7, 2010
10.1*	Ballantyne of Omaha, Inc. Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005
10.2*	Ballantyne of Omaha, Inc. 2005 Outside Directors' Stock Option Plan	Schedule 14A	Appendix C	April 26, 2005
10.3*	Ballantyne of Omaha, Inc. Non-Employee Directors Restricted Stock Plan	Schedule 14A	Appendix A	April 21, 2008
10.4*	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Appendix B	April 26, 2005
10.5*	Amendment No. 4 to Executive Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5	May 14, 2010

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.5.1*	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5.1	May 14, 2010
10.6*	2009 Short-Term Incentive Plan	10-Q	10.1	May 11, 2009
10.6.2	Share Repurchase Program	8-K	99.1	November 13, 2008
10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD	10-K	10.8	April 2, 2007
10.9	Asset Purchase Agreement between the Company and National Cinema Service Corp. dated June 30, 2006	10-Q	4.1	August 14, 2006
10.10	Authorized Digital Cinema Reseller Master Agreement dated January 21, 2010 between the Company and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010
10.11	Definitive Agreement dated October 1, 2006 between the Company and NEC Viewtechnology Ltd.	10-Q	10.1	November 14, 2006
10.12	Equipment Purchase Agreement dated July 21, 2006 between the Company and Digital Link, LLC	10-Q	10.2	November 14, 2006
10.13	Amendment No. 1 to Equipment Purchase Agreement dated October 27, 2006 between the Company and Digital Link, LLC	10-Q	10.2.1	November 14, 2006
10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 1, 2007	8-K/A	99.3	December 20, 2007
10.15	Purchase Agreement between the Company and Les Éclairages Noram Inc. dated October 10, 2007	8-K/A	2.1	December 28, 2007
10.16*	Ballantyne of Omaha, Inc. Non-Employee Directors' Restricted Stock Plan dated March 31, 2008	Schedule 14A	Appendix A	April 21, 2008
10.17	Guaranty Agreement between Digital Link II, LLC and NEC Financial Services, LLC	10-K	10.17	March 16, 2009
10.18*	Consulting Agreement entered into between the Company and Christopher E. Beach dated April 1, 2009	10-Q	10.18	August 7, 2009
10.18	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan dated May 21, 2009	10-K	10.18	March 23, 2010
10.19	Agreement entered into by Company for sale of remaining outstanding auction-rate securities dated June 2, 2009	10-Q	10.19	August 7, 2009
10.20*	Termination agreement entered into between the Company and Christopher E. Beach dated September 4, 2009	10-Q	10.20	November 9, 2009
10.21*	Ballantyne Strong, Inc. 2010 Long Term Incentive Plan	Schedule 14A	Exhibit A	April 20, 2010

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.22*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Exhibit B	April 20, 2010
10.23*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010
10.24	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010	10-Q	10.4	August 12, 2010
10.25*	Executive Employment Agreement between the Company and Gary L. Cavey dated November 1, 2010	10-Q	10.1	November 15, 2010
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services,nb]Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	American West Beijing Trading Company, Ltd.	China

23	Consent of KPMG LLP	X
24	The Power of Attorney authorizing Gary L. Cavey and/or Kevin S. Herrmann to sign the Annual Report on Form 10-K for fiscal 2010 on behalf of non-management directors	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	X

*
Management contract or compensatory plan.