Form 10-Q
period 2011-03-31
BALLANTYNE STRONG, INC.
filed 2011-05-10
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 6, 2011
Common Stock, $.01, par value	14,441,223 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$11,610	$22,250
Restricted cash	209	209
Accounts receivable (net of allowance for doubtful accounts of $270 and $306, respectively)	20,795	16,380
Unbilled revenue	2,287	7,057
Inventories:
Finished goods, net	22,783	21,857
Work in process	765	432
Raw materials and components, net	5,197	5,651
Total inventories, net	28,745	27,940
Recoverable income taxes	82	5
Other current assets	5,006	5,571
Total current assets	68,734	79,412
Investment in joint venture	1,915	2,070
Property, plant and equipment (net of accumulated depreciation of $9,672 and $9,426, respectively)	11,479	9,750
Other non-current assets	615	723
Deferred income taxes	602	76
Total assets	$83,345	$92,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,645	$30,751
Other accrued expenses	4,224	3,890
Customer deposits	4,387	2,849
Income tax payable	680	1,521
Total current liabilities	27,936	39,011
Other non-current liabilities	630	643
Total liabilities	28,566	39,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,549 shares in 2011 and 16,453 shares in 2010	166	165
Additional paid-in capital	36,795	36,241
Accumulated other comprehensive income:
Foreign currency translation	590	260
Minimum pension liability	80	80
Retained earnings	32,531	31,014
	70,162	67,760
Less 2,140 of common shares in treasury, at cost	(15,383)	(15,383)
Total stockholders’ equity	54,779	52,377
Total liabilities and stockholders’ equity	$83,345	$92,031

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	2011	2010
Net revenues	$31,874	$25,338
Cost of revenues	25,821	21,042
Gross profit	6,053	4,296
Selling and administrative expenses:
Selling	981	715
Administrative	2,834	2,001
Total selling and administrative expenses	3,815	2,716
Gain on sale of assets	1	—
Income from operations	2,239	1,580

Net interest expense	(11)	(4)
Equity in loss of joint venture	(144)	(159)
Other expense, net	—	(44)
Earnings before income taxes	2,084	1,373
Income tax expense	(567)	(374)
Net earnings	$1,517	$999
Basic earnings per share	$0.11	$0.07
Diluted earnings per share	$0.11	$0.07

Weighted average shares outstanding:
Basic	14,318	14,075
Diluted	14,447	14,272

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010

Net cash used in operating activities	$(9,426)	$(787)
Cash flows from investing activities:
Proceeds from sale of assets	29	—
Capital expenditures	(1,791)	(148)
Net cash used in investing activities	(1,762)	(148)
Cash flows from financing activities:
Proceeds from exercise of stock options	47	—
Excess tax benefits from share-based compensation	300	—
Issuance of restricted stock	163	—
Net cash provided by financing activities	510	—
Effect of exchange rate changes on cash and cash equivalents	38	98
Net decrease in cash and cash equivalents	(10,640)	(837)
Cash and cash equivalents at beginning of year	22,250	23,589
Cash and cash equivalents at end of year	$11,610	$22,752

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

1.  Nature of Operations

Ballantyne Strong Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong / MDI Screen Systems, Inc., and the American West Beijing Trading Company, Ltd., design, develop, manufacture, service and distribute theatre and lighting systems. The Company’s products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2010.

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

The results of the first quarter 2011 include the net impact of approximately $0.2 million of consignment inventory related expense within cost of goods sold that should have been properly recorded in fiscal year 2010. The amount is considered to be insignificant to the period ended December 31, 2010.

Use of Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Certain 2010 amounts in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2011 presentation.

No changes were made to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance on the accounting and disclosures for fair value measurements.  Certain provisions of the guidance were effective for the Company’s prior interim and annual periods ended December 31, 2010; while, other provisions are effective for interim and annual periods beginning after December 15, 2010.  Beginning with the quarter ended March 31, 2011, the Company adopted the remaining provisions of the guidance which did not have a material impact on the disclosures.

3.  Earnings Per Common Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options. The following table provides the reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Basic earnings per share:
Earnings applicable to common stock	$1,517	$999
Weighted average common shares outstanding	14,318	14,075
Basic earnings per share	$0.11	$0.07
Diluted earnings per share:
Earnings applicable to common stock	$1,517	$999
Weighted average common shares outstanding	14,318	14,075
Assuming conversion of options and restricted stock awards outstanding	129	197
Weighted average common shares outstanding, as adjusted	14,447	14,272
Diluted earnings per share	$0.11	$0.07

For the three months ended March 31, 2011 and 2010, options to purchase 50,000 and 118,125, respectively, shares of common stock at a weighted average price of $8.32 and $4.55, respectively, were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. These options expire in October 2020.  In addition, 10,200 shares of restricted stock were excluded from the diluted EPS calculation as these shares were anti-dilutive as of March 31, 2011.

4.  Comprehensive Income

The accumulated other comprehensive income, net, shown in the Company’s condensed consolidated balance sheets includes the pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Comprehensive income:
Net earnings	$1,517	$999
Other comprehensive income:
Foreign currency translation adjustment	330	239
Total comprehensive income	$1,847	$1,238

5.  Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. In most instances the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty.  The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Warranty accrual at beginning of period	$848	$378
Charged to expense	152	90
Amounts written off, net of recoveries	(49)	(118)
Foreign currency translation adjustment	5	4
Warranty accrual at end of period	$956	$354

6.  Digital Link II Joint Venture

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

Balance Sheet	March 31, 2011	December 31, 2010
	(In thousands)
Current assets	$2,545	$3,316
Non-current assets	9,142	9,419
Current liabilities	3,974	3,011
Non-current liabilities	3,712	5,361
Equity	$4,001	$4,363

	Three Months Ended March 31,
Statement of Operations	2011	2010
	(In thousands)
Revenue	$1	$1,020
Cost of sales	(283)	(1,243)
Selling and administrative expenses	(37)	(80)
Operating income (loss)	(319)	(303)
Other expense	(43)	(82)
Net loss	$(362)	$(385)

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net loss based on the LLC’s financial statements as of March 25, 2011.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of losses of the LLC was approximately $0.1 million for the quarter ended March 31, 2011 compared to $0.2 million for the quarter ended March 31, 2010.

The Company did not make any sales of digital theatre projection equipment, in the normal course of business, to the LLC during the quarter ended March 31, 2011 compared to sales of approximately $4.5 million during the same quarter of the prior year. The LLC in turn provided the digital projection equipment to third party customers under system use agreements. No revenue was recognized by Ballantyne during the first quarter of 2011 compared to $4.0 million in the comparable quarter of the prior year. Revenue recognized by the Company on any sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to third parties.

Guarantees

During 2011 and 2010, the Company and RealD had guarantees recorded for notes payable entered into by the LLC to finance digital projection equipment deployed in the normal course of business.  No new notes payable were entered into by the LLC during the first quarter ended 2011. The notes bear interest at rates ranging from 7.0% to 7.46%.  Under the terms of the guarantees, the Company and RealD would be required to pay the obligation should the LLC be in default of its loans or contract terms. The guarantees expire at the time each loan is paid off. The Company’s total remaining guarantee was $1.0 million at March 31, 2011 and $1.2 million at December 31, 2010.  The Company recorded an insignificant liability for the fair value of the obligations undertaken by issuing the guarantees at March 31, 2011 and December 31, 2010.

7.  Income Taxes

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 27% for each of the quarters ended March 31, 2011 and 2010, respectively.  The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $14.6 million at March 31, 2011 and as such, earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2007 through 2010. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of March 31, 2011, total unrecognized tax benefits amounted to approximately $0.1 million.

8.  Stock Compensation

The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $0.1 million for each of the three months ended March 31, 2011 and 2010, respectively.

During 2010, the Company adopted and the stockholders approved the 2010 Long-Term Incentive Plan (“2010 Plan”).  No shares have been granted under the 2010 Plan as of March 31, 2011.

Options

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2011 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	222,250	$3.12	3.05	$1,071,464
Granted	—	—
Exercised	(75,000)	0.62
Forfeited	—	—
Outstanding at March 31, 2011	147,250	$4.40	3.66	$461,094
Exercisable at March 31, 2011	97,250	$2.38	0.62	$461,094

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2011.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding at March 31, 2011			Options Exercisable at March 31, 2011
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62	50,000	1.08	$0.62	50,000	1.08	$0.62
$4.25	47,250	0.13	4.25	47,250	0.13	4.25
$8.32	50,000	9.58	8.32	—	—	—
$0.62 to 8.32	147,250	3.66	$4.40	97,250	0.62	$2.38

Restricted Stock Plans

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

As of March 31, 2011, an insignificant amount of unrecognized compensation cost related to non-vested restricted stock awards remained and is expected to be recognized over a weighted average period of 1.1 months.

The following table summarizes restricted stock activity for the three months ended March 31, 2011:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2010	74,691	$2.51
Granted	20,959	7.77
Shares vested	(85,450)	3.14
Shares forfeited	—	—
Nonvested at March 31, 2011	10,200	$8.02

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $3.66 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate of 0.26%, dividend yield of 0%, expected volatility of 53.9% and expected term of one year. The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three months ended March 31, 2011 and 2010. At March 31, 2011, the total unrecognized estimated compensation cost was insignificant and is expected to be recognized over a period of seven months.

9.  Related Party Transactions

The Company did not make any sales of digital theatre projection equipment, in the normal course of business, to its 44.4%-owned LLC with Real D during the quarter ended March 31, 2011 compared to sales of approximately $4.5 million during the same quarter of the prior year. The LLC in turn provides the digital projection equipment to third party customers under system use agreements. No revenue was recognized by the Company during 2011 compared to $4.0 million in the prior year. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership and will be recognized upon sale of the equipment to the third parties.

10.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At March 31, 2011, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $4.1 million. The Company has recorded insignificant unrealized losses associated with these open contracts in its consolidated statement of operations at March 31, 2011 and March 31, 2010, respectively.

11.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 56% of total first quarter 2011 consolidated net revenues. The top ten customers were from the theatre segment. Trade accounts receivable from these customers represented approximately 45% of net consolidated receivables at March 31, 2011. Sales to Regal Cinemas, Inc. and Kasima, LLC represented approximately 16% and 12% of consolidated sales, respectively. Additionally, receivables from these two customers represented approximately 11% and 10% of net consolidated receivables at March 31, 2011, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Through distribution agreements with NEC, the Company distributes Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements, some of which can be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If the Company is unable to maintain its relationship with NEC, the results would have a material adverse impact on its business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in the Company’s manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. The Company uses a single manufacturer for each of its digital projectors, intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although the Company has not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on the Company until alternative manufacturing arrangements are secured.

Litigation

As the Company reported in the Annual Report on Form 10-K, the plaintiffs in the asbestos case entitled Manuel H.Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc., a/k/a Ballantyne of Omaha, Inc., et al., filed in the Superior Court of the State of New York, agreed to dismiss the Company from the lawsuit.  The Company was formally dismissed from the case on April 8, 2011.  In addition, from time to time the Company may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

12.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of March 31, 2011, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamp houses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. All intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net revenue
Theatre
Products	$28,598	$23,803
Services	2,469	892
Total theatre	31,067	24,695
Lighting	807	643
Total revenue	$31,874	$25,338

Operating income (expense)
Theatre
Products	$3,838	$3,164
Services	246	(150)
Total theatre	4,084	3,014
Lighting	62	(25)
Total segment operating income	4,146	2,989
Unallocated general and administrative expenses	(1,908)	(1,409)
Interest, net	(11)	(4)
Gain on sale of assets	1	—
Equity in loss of joint venture	(144)	(159)
Other expense, net	—	(44)
Income before income taxes	$2,084	$1,373

Expenditures on capital equipment
Theatre
Products	$1,734	$135
Services	52	11
Total theatre	1,786	146
Lighting	5	2
Total	$1,791	$148

Depreciation and amortization
Theatre
Products	$395	$336
Services	54	40
Total theatre	449	376
Lighting	12	22
Total	$461	$398

	March 31, 2011	December 31, 2010
	(In thousands)
Identifiable assets
Theatre
Products	$76,025	$86,156
Services	4,405	3,358
Total theatre	80,430	89,514
Lighting	2,915	2,517
Total	$83,345	$92,031

Summary by Geographical Area

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net revenue
United States	$20,385	$14,337
Canada	398	1,157
China	7,638	4,799
Asia (excluding China)	498	322
Mexico	880	2,117
South America	1,262	2,016
Europe	611	561
Other	202	29
Total	$31,874	$25,338

	March 31, 2011	December 31, 2010
	(In thousands)
Identifiable assets
United States	$50,455	$59,972
China	10,472	11,908
Asia (excluding China)	5,409	5,781
Canada	17,009	14,370
Total	$83,345	$92,031

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

We are a manufacturer, distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment Lighting segment.

We have two primary reportable core operating segments: theatre and lighting. Approximately 97% of first quarter 2011 sales were from theatre products and approximately 3% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

Net revenues during the three months ended March 31, 2011 rose to $31.9 million from $25.3 million during the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Theatre
Products	$28,598	$23,803
Services	2,469	892
Total theatre revenues	31,067	24,695
Lighting	807	643
Total net revenues	$31,874	$25,338

Theatre Segment

Sales of theatre products and services increased to $31.1 million in 2011 from $24.7 million in 2010.

Digital Product Sales

Sales of digital products rose to $18.6 million from $13.9 million in 2010 as the industry change to digital projection equipment continues to accelerate. We believe the increased demand resulted from movie exhibitors wanting to show movies in 3D digital format as they believed that 3D movies result in higher box office receipts. We also believe the demand for digital equipment will continue to increase not only for the 3D benefits but also for such potential benefits as additional advertising and being able to project more alternative entertainment at the movie theatres. The majority of the increase resulted from sales of digital projectors and servers; however, sales of digital lamps also rose to $1.8 million in 2011 from $1.2 million in 2010.

Film Product Sales

Sales of film projection equipment declined to $2.0 million in 2011 from $3.5 million a year-ago. Sales of film replacement parts declined to $0.8 million during 2011 from $1.5 million a year-ago while sales of xenon lamps amounted to $0.4 million compared to $1.4 million a year-ago. These results were expected and we expect sales of these products to continue to decline due to the industry transition to digital cinema.

Screen Product Sales

We generated screen sales of $6.8 million in 2011 compared to $3.5 million a year-ago due to higher demand for the special “silver” screens needed for certain digital 3D applications. This increase is primarily resulting from certain large customers accelerating their rollout of 3D systems thereby increasing the demand for silver screens.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications, such as Real D’s technology, that require special “silver” screens that we manufacture.  Sales of these screens are driving the growth of the product line.

Service Revenues

Service revenues increased in 2011 to $2.5 million from $0.9 million a year-ago due to the industry transition to digital cinema resulting in more opportunities for our service team including installation and maintenance of digital projectors. Revenues generated from servicing film equipment amounted to $0.4 million in 2011 compared to $0.6 million a year-ago while revenues generated from servicing digital equipment amounted to $2.1 in 2011 from $0.3 million in 2010.

Lighting Segment

Sales of lighting products increased to $0.8 million from $0.6 million a year-ago primarily driven by sales of follow spotlights which rose to $0.5 million from $0.3 million a year-ago. Sales of replacement parts were flat at $0.1 million in 2011 and 2010. Sales of all other lighting products amounted to $0.1 million in 2011 compared to $0.2 million in 2010. While demand improved for our lighting products during the quarter, sales are still being impacted by the effects of the soft credit markets and continued lower demand for the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $11.5 million in 2011 from $11.0 million in 2010 resulting primarily from increased sales in China partially offset by decreased sales in Mexico, South America and Canada. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $6.1 million in 2011 from $4.3 million a year-ago and as a percent of total revenue increased to 19% from 17% in 2010. Gross profit in the theatre segment increased to $5.8 million in 2011 from $4.1 million in 2010 and as a percentage of theatre sales improved to 19% from 17% a year-ago. Our gross margin increased from the prior year as our screen sales were very strong during the first quarter and carry our largest margins.  Gross margins will also be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs.

The gross profit in the lighting segment amounted to $0.3 million or 31% as a percentage of revenues in 2011 compared to $0.2 million or 27% as a percentage of revenues in 2010.

Selling Expenses

Selling expenses amounted to $1.0 million compared to $0.7 million a year-ago and as a percentage of revenues increased to 3.1% from 2.8% a year-ago.  The increase in the first quarter is primarily the result of additional headcount in our sales group and expansion in our China operations.  As our digital sales increase, we expect selling expenses to drop as a percentage of revenues.

Administrative Expenses

Administrative expenses increased to $2.8 million in 2011 from $2.0 million in 2010 and as a percent of total revenue increased to 8.9% in 2011 from 7.9% in 2010. We experienced an increase in expenses as a result of growth in personnel in our Asian and service operations, termination benefits at our Omaha plant and higher professional fees.

Other Financial Items

Our results for 2011 reflect a loss of approximately $0.1 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to the loss of approximately $0.2 million a year-ago.

We recorded income tax expense of approximately $0.6 million in the first quarters of 2011 compared to $0.4 million in the first quarter of 2010. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 27% in each period ending March 31, 2011 and 2010. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

For the reasons outlined herein, we generated net earnings of approximately $1.5 million and basic and diluted earnings per share of $0.11 in 2011 compared to $1.0 million during 2010 and basic and diluted earnings per share of $0.07 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $11.6 million compared to $22.3 million at December 31, 2010.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.  Since inception of the agreement no amounts have been borrowed on the Revolving Credit Agreement.

Net cash used in operating activities amounted to $9.4 million in 2011 compared to $0.8 million in 2010. The results primarily reflect a $12.1 million decrease in accounts payable as we paid for the build-up of inventory at December 31, 2010.  This decrease was partially offset by earnings of $1.5 million and a $1.5 million increase in customer deposits.  Overall cash from operations was lower as a result of certain customers experiencing a delay in closing financing arrangements which, in turn, caused us to delay shipments of product.

Net cash used in investing activities amounted to $1.8 million in 2011 compared to $0.1 million in 2010.  The increase primarily results from capital expenditures associated with the continued plant expansion at our screen production facility in Canada.

Net cash provided by financing amounted to $0.5 million in 2011 compared to none a year ago and relates primarily to the issuance of restricted stock and also proceeds and tax benefits from share-based arrangements.

Transactions with Related and Certain Other Parties

We did not make any sales of digital theatre projection equipment, in the normal course of business, to our 44.4%-owned LLC with Real D during the quarter ended March 31, 2011 compared to sales of approximately $4.5 million during the same quarter of the prior year. The LLC in turn provides the digital projection equipment to third party customers under system user agreements. We did not recognize any revenue during the first quarter of 2011 compared to $4.0 million in the same quarter of the prior year. Revenue recognized by us on the sale transaction to the LLC is limited by our 44.4% ownership which will be recognized upon sale of the equipment to the third parties.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 56% of 2011 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 45% of net consolidated receivables at March 31, 2011. Sales to Regal Cinemas, Inc. and Kasima, LLC represented approximately 16% and 12% of consolidated sales, respectively. Additionally, receivables from these two customers represented approximately 11% and 10% of net consolidated receivables at March 31, 2011, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our Company’s business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Through distribution agreements with NEC, we distribute Starus DLP Cinema projectors to North and South America, Hong Kong, China and certain other areas of Asia. These agreements are non-exclusive distributorship agreements, some of which can be terminated with 90 day advance notice. NEC is the primary supplier of the digital products the Company distributes to the Theatre Industry. If we are unable to maintain our relationship with NEC, the results would have a material adverse impact on our business, financial condition and operating results until the Company could find an alternative source of digital equipment to distribute. The principal raw materials and components used in our manufacturing processes include aluminum, reflectors, electronic subassemblies and sheet metal. We use a single manufacturer for each of our digital projectors, intermittent movement components, reflectors, aluminum castings, lenses and xenon lamps. Although we have not to-date experienced a significant difficulty in obtaining these components, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such contract manufacturers could have a short-term adverse effect on our Company until alternative manufacturing arrangements are secured.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the periods ended March 31, 2011 and March 31, 2010, we had recorded insignificant unrealized losses associated with these open contracts in our consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our postretirement benefit obligations and leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining in 2011	2012	2013	2014	2015	Thereafter
Non-competition agreement	$50	$50	$—	$—	$—	$—	$—
Postretirement benefits	182	14	18	19	20	20	91
Operating leases	139	50	44	37	8	—	—
Contractual cash obligations	$371	$114	$62	$56	$28	$20	$91

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

Guarantees

During 2011 and 2010, the Company and RealD had guarantees recorded for notes payable entered into by the LLC to finance digital projection equipment deployed in the normal course of business.  No new notes payable were entered into by the LLC during the first quarter ended 2011. The notes bear interest at rates ranging from 7.0% to 7.46%.  Under terms of the guarantees, the Company and RealD would be required to pay the obligation should the LLC be in default of its loans or contract terms. The guarantees expire at the time each loan is paid off. Our total remaining guarantee was $1.0 million at March 31, 2011 and $1.2 million at December 31, 2010.  We recorded an insignificant liability for the fair value of the obligations undertaken by issuing the guarantees at March 31, 2011 and December 31, 2010.

Seasonality

Generally, our business exhibits a moderate level of seasonality.

Litigation

As we reported in our Annual Report on Form 10-K, the plaintiffs in the asbestos case entitled Manuel H.Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc., a/k/a Ballantyne of Omaha, Inc., et al., filed in the Superior Court of the State of New York, agreed to dismiss the Company from the lawsuit.  We were formally dismissed from the case on April 8, 2011.  In addition, from time to time we may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2010.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the three months ended March 31, 2011.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance on the accounting and disclosures for fair value measurements.  Certain provisions of the guidance were effective for our prior interim and annual periods ended December 31, 2010; while, other provisions are effective for interim and annual periods beginning after December 15, 2010.  Beginning with the quarter ended March 31, 2011, we adopted the remaining provisions of the guidance which did not have a material impact on the disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks affecting us are exposure to interest rates and foreign currency exchange rates. We market our products throughout the United States and the world. As a result, we could be adversely affected by such factors as changes in foreign currency rates and weak economic conditions. As a significant amount of our sales are currently denominated in U.S. dollars, a strengthening of the dollar can and sometimes has made our products less competitive in foreign markets.

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of March 31, 2011. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

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

PART II.  Other Information

Item 1.  Legal Proceedings

As the Company reported in the Annual Report on Form 10-K, the plaintiffs in the asbestos case entitled Manuel H.Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc., a/k/a Ballantyne of Omaha, Inc., et al., filed in the Superior Court of the State of New York, agreed to dismiss the Company from the lawsuit.  The Company was formally dismissed from the case on April 8, 2011.  In addition, from time to time the Company may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 6.  Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ KEVIN S. HERRMANN
	Gary L. Cavey, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer

Date:	May 10, 2011	Date:	May 10, 2011

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X