Form 10-K/A
period 2010-12-31
BALLANTYNE STRONG, INC.
filed 2011-06-23
CIK 946454

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

Explanatory Note

        Ballantyne Strong Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to reflect the inclusion under Part IV, Item 15 of this report, of separate financial statements of Digital Link II, LLC, a fifty percent or less owned entity of the Company, as required under SEC Rule 3-09 of Regulation S-X. Pursuant to Rule 3-09, Digital Link II, LLC was not a "significant subsidiary" at December 31, 2010. Therefore, the financial statements for Digital Link II, LLC's fiscal year ended March 25, 2011 are unaudited. However, audited financial statements for Digital Link II, LLC's prior two fiscal years are included as required.

        This Amendment No. 1 did not impact the Company's revenue, net earnings, total assets, stockholders' equity or earnings per share.

        Except as stated above, no other information included in the original Form 10-K is being amended. The remaining items contained within this Amendment No. 1 consist of all other items contained in the original Form 10-K, and are included for the convenience of the reader. This Amendment No. 1 continues to speak as of the date of the original Form 10-K and the Company has not updated the disclosures in this Amendment No. 1 to speak as of any later date. Accordingly, this Amendment No. 1 should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

3.
Exhibit list.

b.
Filed as Financial Statement Schedules beginning on page 76, are the separate Financial Statements of Digital Link II, a fifty percent or less owned entity of the Registrant.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.
By:	/s/ GARY L. CAVEY	By:	/s/ KEVIN S. HERRMANN
	Gary L. Cavey, President, Chief Executive Officer and Director		Kevin S. Herrmann, Secretary/Treasurer and Chief Financial Officer
Date: June 23, 2011		Date: June 23, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II (1) William F. Welsh, II, Chairman
Date:	June 23, 2011
By:	/s/ ALVIN ABRAMSON (1) Alvin Abramson, Director
Date:	June 23, 2011
By:	Donde Plowman, Director
Date:
By:	/s/ MARC E. LEBARON (1) Marc E. LeBaron, Director
Date:	June 23, 2011
By:	/s/ MARK D. HASEBROOCK (1) Mark D. Hasebroock, Director
Date:	June 23, 2011
By:	Samuel L. Freitag, Director
Date:
(1) By:	/s/ KEVIN S. HERRMANN Kevin S. Herrmann, Attorney-In-Fact
Date:	June 23, 2011

FINANCIAL STATEMENTS

DIGITAL LINK II, LLC

YEARS ENDED MARCH 25, 2011 (Unaudited), MARCH 26, 2010 AND MARCH 27, 2009

DIGITAL LINK II, LLC

 Report of Independent Registered Public Accounting Firm

To the Members of
Digital Link II, LLC

        We have audited the accompanying balance sheet of Digital Link II, LLC, a California limited liability company, as of March 26, 2010, and the related statements of operations and cash flows for each of the two years in the period ended March 26, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Link II, LLC at March 26, 2010, and the results of its operations and its cash flows for each of the two years in the period ended March 26, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 24, 2010

Digital Link II, LLC

Balance Sheet

(in 000's)

	March 25, 2011	March 26, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,365	$784
Accounts receivable	328	438

Total current assets	2,693	1,222
Digital equipment	9,142	15,847

Total assets	$11,835	$17,069

Liabilities and Members' Equity
Current liabilities:
Accounts payable	$6	$2
Current portion of long-term debt	2,173	3,673
Deferred revenue	3	4
Accrued property taxes	522	531
Due to related parties	1,295	1,761
Other accrued expenses	141	51

Total current liabilities	4,140	6,022
Virtual print fees	880	2,751
Customer deposits	2,780	1,581
Deferred revenue, net of current portion	33	37
Long-term debt, net of current portion	19	1,867

Total liabilities	7,852	12,258
Members' equity	3,983	4,811

Total liabilities and members' equity	$11,835	$17,069

See accompanying notes to the financial statements.

Digital Link II, LLC

Statements of Operations

(in 000's)

	Year Ended March 25, 2011	Year Ended March 26, 2010	Year Ended March 27, 2009
	(Unaudited)
Digital equipment revenues	$9,299	$1,019	$—
Installation revenues	4	4	3

Total revenues	9,303	1,023	3
Cost of revenues	7,576	2,450	1,154

Gross profit (loss)	1,727	(1,427)	(1,151)
Operating expenses
Selling and marketing expenses	21	94	107
Administrative expenses	196	209	260

Income (loss) from operations	1,510	(1,730)	(1,518)
Interest expense, net	(300)	(288)	(98)

Income (loss) before income taxes	1,210	(2,018)	(1,616)
Income tax expense	38	2	1

Net income (loss)	$1,172	$(2,020)	$(1,617)

See accompanying notes to the financial statements

Digital Link II, LLC

Statements of Cash Flows

(in 000's)

	Year ended March 25, 2011	Year ended March 26, 2010	Year ended March 27, 2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,172	$(2,020)	$(1,617)
Adjustments to reconcile net income (loss) to net provided by operating activities:
Depreciation of digital equipment	1,123	1,579	1,154
Interest on long-term debt	—	33	30
Non-cash effect of digital equipment sold	6,424	845	—
Changes in assets and liabilities:
Accounts receivable	110	1,129	(1,308)
Accounts payable	4	2	(12)
Accrued property tax	(9)	162	248
Due to related parties	(466)	113	1,616
Other accrued expenses	90	51	—
Deferred revenue	(5)	—	9
Customer deposits	1,199	165	1,415
Virtual print fees	(1,871)	773	1,778

Net cash provided by operating activities	7,771	2,832	3,313

Cash flows from investing activities:
Purchases of digital equipment	(842)	(4,623)	(5,949)

Net cash used in investing activities	(842)	(4,623)	(5,949)

Cash flows from financing activities:
Payments on long-term debt	(4,014)	(1,835)	(481)
Proceeds from the issuance of long-term debt	666	3,951	3,493
Proceeds from member contributions	—	—	15
Distribution to members	(2,000)	—	—

Net cash provided by (used in) financing activities	(5,348)	2,116	3,027

Net increase in cash and cash equivalents	1,581	325	391
Cash and cash equivalents at beginning of year	784	459	68

Cash and cash equivalents at end of year	$2,365	$784	$459

See accompanying notes to the financial statements.

Digital Link II, LLC

Notes to the Financial Statements

Years ended March 25, 2011 (Unaudited), March 26, 2010 and March 27, 2009

(in 000's)

1.    Nature of Operations

Company

        On March 6, 2007, Digital Link II, LLC (the "Company") was formed between Ballantyne Strong, Inc. and RealD with member interests of 44.4% and 55.6%, respectively. The Company was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to third-party exhibitors.

Fiscal Period

        The Company's fiscal year consists of four 13-week periods for a total of 52 weeks to align its year end with that of RealD, the majority interest holder in the Company. As a result, the Company's year-end for the fiscal years ended 2011, 2010, and 2009 were March 25, 2011, March 26, 2010 and March 27, 2009, respectively.

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

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company continually monitors the trade accounts receivable to determine if an allowance for doubtful accounts is necessary. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly. No allowance for doubtful accounts exists at March 25, 2011 or March 26, 2010.

Digital Equipment

        Digital equipment also includes digital servers, lenses and accessories and are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of 10 years. Upon installation at the customer location, the Company retains title to the digital equipment which is held and used by customers. The digital equipment is held for sale at either a specified date or upon occurrence of certain contingent events. As of March 25, 2011, digital equipment scheduled to be purchased within the next twelve months had a carrying value of $3.8 million (unaudited). Depreciation is included in cost of revenue.

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 25, 2011 (Unaudited), March 26, 2010 and March 27, 2009

(in 000's)

Revenue Recognition

        The Company has entered into various system use agreements with third-party exhibitors which provide for the use of digital projection equipment with a purchase option in the future. In accordance with the requirements of Accounting Standards Codification (ASC) subtopic 605-10, Revenue Recognition-General, the Company recognizes revenue when title has transferred to the exhibitor and collectibility is reasonably assured if the option to purchase is made by the exhibitor. Revenues recognized by the Company under the system use agreements consist of installation fees received from these exhibitors. The Company recognizes these revenues over the terms of the use agreements.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors or circumstances that could indicate the occurrence of such events include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, or incurring costs in excess of amounts originally expected to acquire or construct an asset. If the asset is not recoverable, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 25, 2011 (Unaudited), March 26, 2010 and March 27, 2009

(in 000's)

Company's most significant long-lived assets subject to these periodic assessments of recoverability are digital equipment, which have a net book value of $9,142 (unaudited) and $15,847 at March 25, 2011 and March 26, 2010, respectively. As of March 25, 2011 and March 26, 2010 the Company concluded that no impairments related to long-lived assets exist.

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

Recent Accounting Pronouncements

        In January 2010, Accounting Standards Update 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements (ASU 2010-6) was issued which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted ASU 2010-6 beginning in the first quarter of fiscal 2010, except for level 3 reconciliation disclosures which are effective for the Company beginning in the first quarter of fiscal 2011. The adoption of disclosure requirements for fair value measurements did not affect the disclosures because the Company did not transfer financial assets or liabilities between levels in the fair value hierarchy.

        In October 2009, ASU No. 2009-13, Revenue Recognition (Topic 605)-Multiple—Deliverable Revenue Arrangements-a consensus of the Emerging Issues Task Force (ASU 2009-13) amends Accounting Standards Codification Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements (ASC 605-25). The amendments in ASU 2009-13 enable vendors to account for products or services separately rather than as a combined unit upon meeting certain criteria and establish a hierarchy for determining the selling price of a deliverable. In addition, a vendor can determine a best estimate of the selling price, in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, if a vendor does not have vendor specific objective evidence or third-party evidence of selling price. ASC 605-25 is also amended to eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method. The amendments in ASU 2009-13 will be effective prospectively, with an option for retrospective restatement of the financial statements, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity's fiscal year. The Company expects to prospectively adopt the amendments in ASU 2009-13 beginning in the first quarter of fiscal 2012. The company is currently evaluating the impact the adoption of the new guidance will have on its consolidated financial statements.

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 25, 2011 (Unaudited), March 26, 2010 and March 27, 2009

(in 000's)

3.    Accounts Receivable

        Accounts receivable consist of the following:

	March 25, 2011	March 26, 2010
	(Unaudited)
Trade accounts receivable	$180	$307
Accounts receivable from Digital Link I, LLC	148	131

	$328	$438

        Accounts receivable from RealD and Digital Link I, LLC, a wholly-owned subsidiary of RealD, consist of virtual print fees collected from third-party studios by RealD on the Company's behalf.

4.    Digital Equipment

        Digital equipment includes the following:

	March 25, 2011	March 26, 2010
	(Unaudited)
Digital equipment	$11,075	$19,224
Less accumulated depreciation	(1,933)	(3,377)

Net digital equipment	$9,142	$15,847

        Depreciation expense amounted to approximately $1,123 (unaudited) and $1,579 for the twelve months ended March 25, 2011 and March 26, 2010, respectively.

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

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 25, 2011 (Unaudited), March 26, 2010 and March 27, 2009

(in 000's)

7.    Debt

        The Company has entered into various loan financing agreements with NEC Financial Corporation to fund the purchase of digital projection equipment. Pursuant to the terms of the agreement, the loans are to be repaid over periods ranging from 22 to 36 months and bear interest rates ranging from 7.0% to 7.46% per annum. Equal payments of principal and interest are due on a monthly basis. The loans are guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. The loans are secured by a security interest on the digital equipment. At March 25, 2011, the loan agreements with NEC Financial Corporation had a balance of $2,192 (unaudited). The final loan agreement payment is due on June 1, 2012.

        Total remaining payments due and outstanding in aggregate by fiscal year are as follows (unaudited): 2012—$2,173; 2013—$19.

8.    Members' Equity

        All contributions are to be made in proportion to the members' respective ownership interests. For financial reporting and income tax purposes, all items of income and loss are allocated to the members in accordance with their respective ownership interests.

        The following table summarizes the changes in members' equity for the 3-year period:

	Ballantyne Strong, Inc.	RealD	Total
Members' equity at March 31, 2008	$3,745	$4,689	$8,434
Capital contributions	5	9	14
Net loss	(718)	(899)	(1,617)

Members' equity at March 27, 2009	$3,032	$3,799	$6,831
Net loss	(897)	(1,123)	(2,020)

Members' equity at March 26, 2010	$2,135	$2,676	$4,811
Capital Distributions (unaudited)	(888)	(1,112)	(2,000)
Net income (unaudited)	521	651	1,172

Members' equity at March 25, 2011 (Unaudited)	$1,768	$2,215	$3,983

9.    Supplemental Cash Flow Information

        Supplemental disclosures to the statement of cash flows are as follows:

	March 25, 2011	March 26, 2010	March 27, 2009
	(Unaudited)
Cash paid during the period for:
Interest	$300	$255	$68

Taxes	$38	$2	$1

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 25, 2011 (Unaudited), March 26, 2010 and March 27, 2009

(in 000's)

10.    Related Party

        Certain digital and theatre projection equipment held by the Company and provided to third-party exhibitors was purchased in an arm's length transaction from Ballantyne Strong Inc. ("Ballantyne"), who holds a 44.4% equity interest in the Company. During 2011, 2010 and 2009, the Company purchased $841 (unaudited), $4,623 and $5,949, respectively of projection equipment and related services from Ballantyne. As of March 25, 2011 and March 26, 2010, approximately $471 (unaudited) and $1,587 was outstanding and due to Ballantyne for the purchases made. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        During 2010 and 2009, the Company collected maintenance fees from exhibitors on behalf of Strong Technical Services, Inc., a subsidiary of Ballantyne Strong, Inc. As of March 25, 2011 and March 26, 2010 approximately $2 (unaudited) and $66 were due and outstanding for services rendered at March 26, 2010. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        Total current receivables from Digital Link I, LLC, a wholly-owned subsidiary of RealD, was approximately $148 (unaudited) and $131 as of March 25, 2011 and March 26, 2010, respectively. The outstanding receivables consist of virtual print fees collected from third-party studios by RealD on the Company's behalf. The amounts due from Digital Link I, LLC are recorded in total accounts receivable within the Balance Sheet.

        Total due to RealD was approximately $1,295 (unaudited) and $108 as of March 25, 2011 and March 26, 2010, respectively. The outstanding payable consists of virtual print fees collected from third-party studios by the Company on RealD's behalf coupled with management and administration services provided by RealD. The amount due is recorded in due to related parties and classified as a current liability within the Balance Sheet.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation as amended	S-8	3.1	December 7, 2006
3.1.1	First Amendment to the Certificate of Incorporation	S-8	3.1.1	December 7, 2006
3.1.2	Second Amendment to the Certificate of Incorporation	S-8	3.1.2	December 7, 2006
3.1.3	Third Amendment to the Certificate of Incorporation	S-8	3.1.3	December 7, 2006
3.1.4	Fourth Amendment to the Certificate of Incorporation	10-Q	3.1.4	August 7, 2009
3.2	Bylaws of the Company	S-8	3.2	December 7, 2006
3.2.1	First Amendment to Bylaws of the Company	S-8	3.2.1	December 7, 2006
3.2.2	Second Amendment to Bylaws of the Company	S-8	3.2.2	December 7, 2006
3.2.3	Third Amendment to the Bylaws of the Company	S-8	3.2.3	December 7, 2006
3.2.4	Fourth Amendment to the Bylaws of the Company	8-K	99.1	May 1, 2007
3.3	Stockholder Rights Agreement dated May 25, 2000 between the Company and Mellon Investor Services, L.L.C. (formerly Chase Mellon Shareholder Services, L.L.C.)	8-A12B	1	May 26, 2000
3.3.1	First Amendment dated April 30, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C. as Rights Agent	8-K	99.1	May 7, 2001
3.3.2	Second Amendment dated July 25, 2001 to Rights Agreement dated as of May 25, 2000 between the Company and Mellon Investor Services, L.L.C., as Rights Agent	10-Q	3.3.2	November 14, 2001
3.3.3	Third Amendment dated October 2, 2001 to Rights Agreement dated as of May 25, 2001 between the Company and Mellon Investor Services, L.L.C. as Rights Agent	10-Q	3.3.3	November 14, 2001
4.2	Revolving Credit Agreement dated March 10, 2003 between the Company and First National Bank of Omaha, Inc.	10-K	4.2	March 31, 2003
4.2.1	First Amendment to Revolving Credit Agreement dated August 31, 2003 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.1	November 14, 2003
4.2.2	Second Amendment to Revolving Credit Agreement dated February 27, 2004 between the Company and First National Bank of Omaha, Inc.	10-K	4.2.2	March 30, 2004
4.2.3	Third Amendment to Revolving Credit Agreement dated August 30, 2004 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.2	November 12, 2004

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
4.2.4	Fourth Amendment to Revolving Credit Agreement dated August 24, 2005 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.4	November 4, 2005
4.2.5	Fifth Amendment to the Revolving Credit Agreement dated August 28, 2006 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.5	November 14, 2006
4.2.6	Consent and Waiver Agreement dated September 29, 2006 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.6	November 14, 2006
4.2.7	Sixth Amendment to the Revolving Credit Agreement dated August 29, 2007 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.5	November 13, 2007
4.2.8	Seventh Amendment to the Revolving Credit Agreement dated March 31, 2008 between the Company and First National Bank of Omaha, Inc.	8-K	4.1	April 4, 2008
4.2.9	Eighth Amendment to the Revolving Credit Agreement dated August 29, 2008 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.9	November 10, 2008
4.2.10	Ninth Amendment to the Revolving Credit Agreement dated September 26, 2008 between the Company and First National Bank of Omaha, Inc.	8-K	4.1	October 2, 2008
4.2.11	Tenth Amendment to the Revolving Credit Agreement dated August 30, 2009 between the Company and First National Bank of Omaha, Inc.	10-Q	4.2.12	November 9, 2009
4.2.12	Eleventh Amendment to the Revolving Credit Agreement dated November 30, 2009 between the Company and First National Bank of Omaha, Inc	10-Q	4.2.13	May 14, 2010
4.2.13	Twelfth Amendment to the Revolving Credit Agreement dated March 30, 2010 between the Company and First National Bank of Omaha, Inc	10-Q	4.2.14	May 14, 2010
4.2.14	Thirteenth Amendment to the Revolving Credit Agreement dated May 31, 2010 with First National Bank of Omaha, Inc	10-Q	4.1	August 12, 2010
4.3	Revolving Credit Agreement and Note between the Company and Wells Fargo, N.A., effective June 30, 2010	8-K	4.1 and 4.2	July 7, 2010
10.1*	Ballantyne of Omaha, Inc. Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005
10.2*	Ballantyne of Omaha, Inc. 2005 Outside Directors' Stock Option Plan	Schedule 14A	Appendix C	April 26, 2005
10.3*	Ballantyne of Omaha, Inc. Non-Employee Directors Restricted Stock Plan	Schedule 14A	Appendix A	April 21, 2008
10.4*	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Appendix B	April 26, 2005
10.5*	Amendment No. 4 to Executive Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5	May 14, 2010

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.5.1*	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5.1	May 14, 2010
10.6*	2009 Short-Term Incentive Plan	10-Q	10.1	May 11, 2009
10.6.2	Share Repurchase Program	8-K	99.1	November 13, 2008
10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD	10-K	10.8	April 2, 2007
10.9	Asset Purchase Agreement between the Company and National Cinema Service Corp. dated June 30, 2006	10-Q	4.1	August 14, 2006
10.10	Authorized Digital Cinema Reseller Master Agreement dated January 21, 2010 between the Company and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010
10.11	Definitive Agreement dated October 1, 2006 between the Company and NEC Viewtechnology Ltd.	10-Q	10.1	November 14, 2006
10.12	Equipment Purchase Agreement dated July 21, 2006 between the Company and Digital Link, LLC	10-Q	10.2	November 14, 2006
10.13	Amendment No. 1 to Equipment Purchase Agreement dated October 27, 2006 between the Company and Digital Link, LLC	10-Q	10.2.1	November 14, 2006
10.14	Asset Purchase Agreement between the Company and Brian Hendricks dated December 1, 2007	8-K/A	99.3	December 20, 2007
10.15	Purchase Agreement between the Company and Les Éclairages Noram Inc. dated October 10, 2007	8-K/A	2.1	December 28, 2007
10.16*	Ballantyne of Omaha, Inc. Non-Employee Directors' Restricted Stock Plan dated March 31, 2008	Schedule 14A	Appendix A	April 21, 2008
10.17	Guaranty Agreement between Digital Link II, LLC and NEC Financial Services, LLC	10-K	10.17	March 16, 2009
10.18*	Consulting Agreement entered into between the Company and Christopher E. Beach dated April 1, 2009	10-Q	10.18	August 7, 2009
10.18	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan dated May 21, 2009	10-K	10.18	March 23, 2010
10.19	Agreement entered into by Company for sale of remaining outstanding auction-rate securities dated June 2, 2009	10-Q	10.19	August 7, 2009
10.20*	Termination agreement entered into between the Company and Christopher E. Beach dated September 4, 2009	10-Q	10.20	November 9, 2009
10.21*	Ballantyne Strong, Inc. 2010 Long Term Incentive Plan	Schedule 14A	Exhibit A	April 20, 2010

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.22*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Exhibit B	April 20, 2010
10.23*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010
10.24	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010	10-Q	10.4	August 12, 2010
10.25*	Executive Employment Agreement between the Company and Gary L. Cavey dated November 1, 2010	10-Q	10.1	November 15, 2010
21	Registrant owns 100% of the outstanding capital stock of the following subsidiaries:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services,nb]Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	American West Beijing Trading Company, Ltd.	China

23	Consent of KPMG LLP	X
23.1	Consent of Ernst & Young LLP	X
24	The Power of Attorney authorizing Gary L. Cavey and/or Kevin S. Herrmann to sign the Annual Report on Form 10-K for fiscal 2010 on behalf of non-management directors	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	X

*
Management contract or compensatory plan.