Form 10-Q
period 2011-06-30
BALLANTYNE STRONG, INC.
filed 2011-08-09
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 29, 2011
Common Stock, $.01, par value	14,453,823 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$20,799	$22,250
Restricted cash	209	209
Accounts receivable (net of allowance for doubtful accounts of $169 and $306, respectively)	22,290	16,380
Unbilled revenue	702	7,057
Inventories:
Finished goods, net	15,238	21,857
Work in process	435	432
Raw materials and components, net	5,780	5,651
Total inventories, net	21,453	27,940
Recoverable income taxes	9	5
Other current assets	6,825	5,571
Total current assets	72,287	79,412
Investment in joint venture	1,724	2,070
Property, plant and equipment (net of accumulated depreciation of $9,842 and $9,426, respectively)	11,471	9,750
Other non-current assets	525	723
Deferred income taxes	601	76
Total assets	$86,608	$92,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,063	$30,751
Other accrued expenses	3,935	3,890
Customer deposits	3,762	2,849
Income tax payable	685	1,521
Total current liabilities	28,445	39,011
Other non-current liabilities	690	643
Total liabilities	29,135	39,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,609 shares in 2011 and 16,453 shares in 2010	166	165
Additional paid-in capital	37,026	36,241
Accumulated other comprehensive income:
Foreign currency translation	677	260
Minimum pension liability	80	80
Retained earnings	35,007	31,014
	72,956	67,760
Less 2,155 and 2,140 of common shares in treasury, at cost, respectively	(15,483)	(15,383)
Total stockholders’ equity	57,473	52,377
Total liabilities and stockholders’ equity	$86,608	$92,031

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$37,595	$32,748	$69,469	$58,086
Cost of revenues	30,811	26,778	56,632	47,820
Gross profit	6,784	5,970	12,837	10,266
Selling and administrative expenses:
Selling	1,010	839	1,991	1,554
Administrative	2,096	2,137	4,930	4,138
Total selling and administrative expenses	3,106	2,976	6,921	5,692
Gain on the sale/disposal/transfer of assets	22	171	23	171
Income from operations	3,700	3,165	5,939	4,745
Net interest income (expense)	(15)	2	(26)	(2)
Equity in income (loss) of joint venture	(184)	985	(328)	826
Other income (expense), net	(79)	17	(79)	(27)
Income before income taxes	3,422	4,169	5,506	5,542
Income tax expense	(946)	(1,391)	(1,513)	(1,765)
Net earnings	$2,476	$2,778	$3,993	$3,777
Basic earnings per share	$0.17	$0.20	$0.28	$0.27
Diluted earnings per share	$0.17	$0.19	$0.28	$0.26
Weighted average shares outstanding:
Basic	14,431	14,143	14,375	14,109
Diluted	14,493	14,380	14,470	14,334

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net earnings	$3,993	$3,777
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(121)	41
Provision for obsolete inventory	(89)	216
Provision for warranty reserve	237	229
Depreciation of consignment inventory	140	287
Depreciation of property, plant and equipment	495	426
Amortization of intangibles	229	214
Equity in (gain) loss of joint venture	328	(826)
Loss (gain) on forward contracts	(108)	189
Gain on sale/disposal/transfer of assets	(23)	(171)
Deferred income taxes	(360)	256
Share-based compensation expense	95	159
Excess tax benefits from share-based arrangements	(293)	(92)

Changes in assets and liabilities:
Accounts receivable	(5,777)	(8,803)
Unbilled revenue	6,355	1,136
Inventories	6,599	(3,874)
Other current assets	(1,506)	(2,219)
Accounts payable	(10,605)	11,911
Other accrued expenses	(127)	(785)
Customer deposits	909	1,512
Current income taxes	(554)	(309)
Net cash provided by (used in) operating activities	(183)	3,274

Cash flows from investing activities:
Increase in restricted investments	—	(1)
Proceeds from sale of assets	74	19
Capital expenditures	(2,036)	(3,282)
Net cash used in investing activities	(1,962)	(3,264)
Cash flows from financing activities:
Proceeds from exercise of stock options	146	337
Excess tax benefits from share-based compensation	293	92
Issuance of restricted stock	164	—
Net cash provided by financing activities	603	429
Effect of exchange rate changes on cash and cash equivalents	91	35
Net increase (decrease) in cash and cash equivalents	(1,451)	474
Cash and cash equivalents at beginning of year	22,250	23,589
Cash and cash equivalents at end of year	20,799	24,063

See accompanying notes to consolidated financial statements

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2.  In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs.  The guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to impact the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In thousands, except per share data)
Basic earnings per share:
Earnings applicable to common stock	$2,476	$2,778	$3,993	$3,777
Basic weighted average common shares outstanding	14,431	14,143	14,375	14,109
Basic earnings per share	$0.17	$0.20	$0.28	$0.27
Diluted earnings per share:
Earnings applicable to common stock	$2,476	$2,778	$3,993	$3,777
Basic weighted average common shares outstanding	14,431	14,143	14,375	14,109
Dilutive effect of stock options and restricted stock awards	62	237	95	225
Dilutive weighted average common shares outstanding	14,493	14,380	14,470	14,334
Diluted earnings per share	$0.17	$0.19	$0.28	$0.26

For the three and six months ended June 30, 2011, options to purchase 50,000 shares of common stock at a weighted average price of $8.32, were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. These options expire in October 2020.  In addition, 12,600 shares of restricted stock were excluded from the diluted EPS calculation as these shares were anti-dilutive as of June 30, 2011. As of June 30, 2010, the Company had 10,200 shares of restricted stock not included in the computation of diluted earnings per share.

4.  Comprehensive Income

The accumulated other comprehensive income (loss), net, shown in the Company’s condensed consolidated balance sheets includes the pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In thousands)
Comprehensive income:
Net earnings	$2,476	$2,778	$3,993	$3,777
Other comprehensive income (loss):
Foreign currency translation adjustment	87	(386)	417	(147)
Total comprehensive income	$2,563	$2,392	$4,410	$3,630

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In thousands)
Warranty accrual at beginning of period	$956	$354	$848	$378
Charged to expense	74	139	226	229
Amounts written off, net of recoveries	(77)	(73)	(126)	(191)
Foreign currency adjustment	8	(8)	13	(4)
Warranty accrual at end of period	$961	$412	$961	$412

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

Balance Sheet	June 24, 2011	December 24, 2010
	(In thousands)
Current assets	$2,010	$3,316
Non-current assets	7,705	9,419
Current liabilities	2,318	3,011
Non-current liabilities	3,850	5,361
Equity	$3,547	$4,363

	Three Months Ended June 24,		Six Months Ended June 24,
Statement of Operations	2011	2010	2011	2010
(In thousands)
Revenue	$1	$7,218	$2	$8,238
Cost of sales	(359)	(4,654)	(642)	(5,897)
Selling and administrative expenses	(42)	(67)	(79)	(147)
Operating income (loss)	(400)	2,497	(719)	2,194
Other expense	(34)	(115)	(77)	(197)
Net income (loss)	$(434)	$2,382	$(796)	$1,997

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net loss based on the LLC’s financial statements as of June 24, 2011.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of losses of the LLC was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively.  The Company’s portion of the gains of the LLC was approximately $1.0 million and $0.8 million for the three and six months ended June 30, 2010, respectively.

The Company did not make any sales of digital theatre projection equipment, in the normal course of business, to the LLC during the three and six months ended June 30, 2011 compared to sales of approximately $0.4 million and $4.7 million during the three and six months ended June 30, 2010, respectively. The LLC in turn provided the digital projection equipment to third party customers under system use agreements. No revenue was recognized by Ballantyne during the three and six months ended June 30, 2011.  Revenue recognized by the Company was $1.3 million and $3.9 million in the three and six months ended June 30, 2010, respectively. Revenue recognized by the Company on any sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to third parties.

Guarantees

The Company and RealD have provided guarantees to notes payable entered into by the LLC to finance digital projection equipment deployed in the normal course of business.  No new notes payable were entered into by the LLC during the six months ended June 30, 2011. The notes bear interest at rates ranging from 7.0% to 7.46%.  Under the terms of the guarantees, the Company and RealD would be required to pay the obligation should the LLC be in default of its loans or contract terms. The guarantees expire at the time each loan is paid off. The Company’s total remaining guarantee was $0.7 million at June 30, 2011 and $1.2 million at December 31, 2010.  The Company recorded an insignificant liability for the fair value of the obligations undertaken by issuing the guarantees at June 30, 2011 and December 31, 2010.

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

8.  Income Taxes

Income taxes are accounted for under the asset and liability method.  The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing whether the deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary.  As of June 30, 2011, a valuation allowance has not been recorded.  However, if the Company experiences difficulties in achieving its forecasts of taxable income, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations.

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 27.6% and 27.5% for the three and six months ended June 30, 2011, respectively, as compared to 33.4% and 31.8% for the three and six months ended June 30, 2010 respectively.  The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $16.2 million at June 30, 2011 and as such, earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2007 through 2010. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of June 30, 2011, total unrecognized tax benefits amounted to approximately $0.1 million.

Amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the three and six months ended June 30, 2011. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of June 30, 2011. The accruals largely related to state tax matters.

9.  Stock Compensation

The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $0.1 million for the three and six months ended June 30, 2011, respectively and $0.1 and $0.2 million for the three and six months ended June 30, 2010, respectively.

During 2010, the Company adopted and the stockholders approved the 2010 Long-Term Incentive Plan (“2010 Plan”).  No shares have been granted under the 2010 Plan as of June 30, 2011.

Options

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2011 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	222,250	$3.12	3.05	$1,071,464
Granted	—	—
Exercised	(122,250)	2.02
Forfeited	—	—
Outstanding at June 30, 2011	100,000	$4.47	5.08	$203,500
Exercisable at June 30, 2011	50,000	$0.62	0.83	$203,500

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2011.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding at June 30, 2011			Options Exercisable at June 30, 2011
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$0.62	50,000	0.83	$0.62	50,000	0.83	$0.62
$8.32	50,000	9.33	8.32	—	—	—
$0.62 to 8.32	100,000	5.08	$4.47	50,000	0.83	$0.62

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

As of June 30, 2011, less than $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards remained and is expected to be recognized over a weighted average period of 10.3 months.

The following table summarizes restricted stock activity for the six months ended June 30, 2011:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2010	74,691	$2.51
Granted	33,559	6.92
Shares vested	(95,650)	3.66
Shares forfeited	—	—
Nonvested at June 30, 2011	12,600	$5.50

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $3.25 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate of 0.17%, dividend yield of 0%, expected volatility of 46.4% and expected term of one year. The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three and six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, the total unrecognized estimated compensation cost was insignificant and is expected to be recognized over a period of four months.

10.  Related Party Transactions

The Company did not make any sales of digital theatre projection equipment, in the normal course of business, to its 44.4%-owned LLC with Real D during the six months ended June 30, 2011 compared to sales of approximately $0.4 and $4.7 million during the three and six months ended June 30, 2010, respectively. The LLC in turn provides the digital projection equipment to third party customers under system use agreements. No revenue was recognized by the Company during the six months ended June 30, 2011 compared to $1.3 and $3.9 million in the three and six months ended June 30, 2010, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership and will be recognized upon sale of the equipment to the third parties.

11.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At June 30, 2011, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $5.2 million. The Company has recorded insignificant unrealized losses associated with these open contracts in its consolidated statement of operations at June 30, 2011 and June 30, 2010, respectively.

12.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 49% of total 2011 consolidated net revenues. The top ten customers were from the theatre segment. Trade accounts receivable from these customers represented approximately 44% of net consolidated receivables at June 30, 2011. Sales to Regal Cinemas, Inc. and Kasima, LLC represented approximately 12% and 11% of consolidated sales, respectively. Additionally, receivables from these two customers represented approximately 7% and 9% of net consolidated receivables at June 30, 2011, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Litigation

As the Company reported in the Annual Report on Form 10-K, the plaintiffs in the asbestos case entitled Manuel H. Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc., a/k/a Ballantyne of Omaha, Inc., et al, filed in the Superior Court of the State of New York, agreed to dismiss the Company from the lawsuit.  The Company was formally dismissed from the case on April 8, 2011.  In addition, from time to time the Company may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

13.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of June 30, 2011, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamp houses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. All intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Net revenue
Theatre
Products	$33,783	$29,599	$62,381	$53,402
Services	2,923	2,144	5,392	3,036
Total theatre	36,706	31,743	67,773	56,438
Lighting	889	1,005	1,696	1,648
Total revenue	$37,595	$32,748	69,469	$58,086

Operating Income
Theatre
Products	$4,951	$4,354	$8,789	$7,518
Services	161	125	407	(25)
Total theatre	5,112	4,479	9,196	7,493
Lighting	54	100	116	75
Total segment operating income	5,166	4,579	9,312	7,568
Unallocated general and administrative expenses	(1,488)	(1,414)	(3,396)	(2,823)
Interest, net	(15)	2	(26)	(2)
Gain on sale of assets	22	—	23	—
Equity in income (loss) of joint venture	(184)	985	(328)	826
Other income (loss)	(79)	17	(79)	(27)
Income before income taxes	$3,422	$4,169	$5,506	$5,542

Expenditures on capital equipment
Theatre
Products	$224	$3,100	$1,958	$3,235
Services	20	28	72	39
Total theatre	244	3,128	2,030	3,274
Lighting	1	6	6	8
Total	$245	$3,134	2,036	$3,282
Depreciation and amortization
Theatre
Products	$349	$472	$744	$808
Services	48	63	102	103
Total theatre	397	535	846	911
Lighting	6	(6)	18	16
Total	$403	$529	$864	$927

Summary by Business Segments

	June 30, 2011	December 31, 2010
	(in thousands)
Identifiable assets
Theatre
Products	$79,337	$86,156
Services	4,533	3,358
Total theatre	83,870	89,514
Lighting	2,738	2,517
Total	$86,608	$92,031

Summary by Geographical Area

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue
United States	$27,742	$19,691	$48,127	$34,028
Canada	901	994	1,299	2,151
China	4,708	5,247	12,346	10,046
Asia (excluding China)	991	510	1,489	832
Mexico	573	911	1,453	3,028
South America	1,699	4,317	2,961	6,333
Europe	499	948	1,110	1,509
Other	482	130	684	159
Total	$37,595	$32,748	$69,469	$58,086

	June 30, 2011	December 31, 2010
	(In thousands)
Identifiable assets
United States	$55,202	$59,972
China	10,936	11,908
Asia (excluding China)	3,051	5,781
Canada	17,419	14,370
Total	$86,608	$92,031

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales. The decline in sales to South America for both three months and six months ending June 30, 2011 is due to a combination of significantly lower sales of analog equipment coupled with softer demand for digital equipment.

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 98% of 2011 sales were from theatre products and approximately 2% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

Net revenues during the three months ended June 30, 2011 rose to $37.6 million from $32.7 million during the three months ended June 30, 2010.

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Theatre
Products	$33,783	$29,599
Services	2,923	2,144
Total theatre revenues	36,706	31,743
Lighting	889	1,005
Total net revenues	$37,595	$32,748

Theatre Segment

Sales of theatre products and services increased to $36.7 million in 2011 from $31.7 million in 2010.

Digital Product Sales

Sales of all digital products rose to $26.4 million during the three months ended June 30, 2011 from $19.7 million during the three months ended June 30, 2010 as theatre exhibition companies continue to replace their analog film projectors with digital equipment as the theatre exhibition industry’s transition to digital continues. The majority of the increase in digital sales resulted from digital projection equipment; however, sales of digital lamps also rose to $2.2 million in 2011 from $1.8 million in 2010. We expect digital lamp sales to continue to grow as the need for replacement lamps grows as more digital projectors are placed in service by our customers.

Screen Product Sales

We generated screen sales of $4.9 million in 2011 compared to $4.5 million in the year-ago period as demand for the special “silver” screens needed for certain digital 3D applications continued. However, we did see a slowdown in the growth rate during the quarter, a result of items such as the slowing of 3-D screen orders as some exhibitors had accelerated their digital 3-D rollout in the past quarter to meet certain 3-D spring movie releases.  We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications, such as Real D’s technology, that require special “silver” screens that we manufacture.

Service Revenues

Service revenues increased to $2.9 million in 2011 from $2.1 million a year-ago as the motion picture industry’s transition to digital cinema is resulting in more opportunities for our service team including installation and maintenance of digital projectors. Revenues from servicing digital products rose to $2.7 million or 91% of all service revenues in 2011 from $1.4 million or 67% in 2010. Revenues generated from servicing film equipment decreased to $0.3 million in 2011 compared to $0.7 million a year-ago. We expect film service revenues to continue to decline as the transition to digital continues.

Film Product Sales

Sales of analog film projection equipment declined to $1.2 million in 2011 from $3.1 million a year-ago principally due to the worldwide transition to digital products. Our primary market for film equipment was Latin and South America a year-ago, but demand from their region has dropped substantially this year, as the region begins to transition to digital cinema. Sales of film replacement parts declined to $0.9 million during 2011 from $1.3 million a year-ago while sales of xenon lamps amounted to $0.5 million compared to $1.1 million a year-ago. We expect sales of all film products to continue to decline as more analog film projectors are replaced during the digital transition.

Lighting Segment

Sales of lighting products declined to $0.9 million from $1.0 million a year-ago primarily due to lower follow spotlights sales which fell to $0.4 million from $0.7 million a year-ago. Sales of all other lighting products amounted to $0.5 million in 2011 compared to $0.2  million in 2010. Our lighting products are still being impacted by lower demand for the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $9.9 million in 2011 from $13.1 million in 2010 resulting primarily from lower demand in South America where sales declined to $1.7 million from $4.3 million a year-ago resulting from a combination of significantly lower sales of analog equipment coupled with softer demand for digital equipment.  Sales in China declined to $4.7 million from $5.2 million in 2010 as demand softened during the quarter. The remaining regions reflecting a decline in business were Mexico and Europe where sales declined in each region $0.4 million primarily due to lower sales of analog equipment.

Gross Profit

Consolidated gross profit increased to $6.8 million in 2011 from $6.0 million a year-ago but as a percent of total revenue decreased to 18.0% from 18.2% in 2010. Gross profit in the theatre segment increased to $6.5 million in 2011 from $5.7 million in 2010 but  as a percentage of theatre sales fell slightly to 17.7% from 17.8% a year-ago. The decrease in gross margin resulted from increased sales of digital equipment which carry lower margins but substantially higher revenue price points than our other products. Gross margins are also expected to be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs.

The gross profit in the lighting segment amounted to $0.3 million or 33.7% as a percentage of revenues in 2011 compared to $0.3 million or 31.1% as a percentage of revenues in 2010.

Selling Expenses

Selling expenses amounted to $1.0 million during 2011 compared to $0.8 million a year-ago and as a percentage of revenues increased slightly to 2.7% from 2.6% a year-ago.  The increase from a year-ago is primarily the result of additional personnel to expand our international and service marketing efforts and to expand our sales offices in China.

General and Administrative Expenses

General and administrative expenses were essentially flat from period to period at $2.1 million but fell as a percentage of revenues to 5.6% in 2011 from 6.5% in 2010. We did incur additional personnel costs of $0.1 million, severance changes of $0.1 million, and higher legal and professional fees of $0.1 million during 2011, however, these costs were primarily offset by lower bad debt and bonus expenses of $0.2 million of $0.1 million, respectively.

Other Financial Items

Our results for 2011 reflect a loss of approximately $0.2 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to a gain of approximately $1.0 million a year-ago resulting from our share of a gain recorded during the year-ago quarter on the sale of equipment to a customer for projectors previously held in the LLC.

We recorded income tax expense of approximately $0.9 million in 2011 compared to $1.4 million in 2010. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 27.6% in 2011 compared to 33.4% in 2010. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The lower rate in 2011 resulted from more foreign-based taxable income which carry lower effective tax rates than the United States and certain tax credits pertaining to the expansion of our screen manufacturing facility in Canada.

For the reasons outlined herein, we generated net earnings of approximately $2.5 million and basic and diluted earnings per share of $0.17 in 2011 compared to earnings of $2.8 million during 2010 and basic and diluted earnings per share of $0.20 and $0.19 per share, respectively.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

Net revenues during the six months ended June 30, 2011 rose to $69.5 million from $58.1  million during the six months ended June 30, 2010.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Theatre
Products	$62,381	$53,402
Services	5,392	3,036
Total theatre revenues	67,773	56,438
Lighting	1,696	1,648
Total net revenues	$69,469	$58,086

Theatre Segment

Sales of theatre products and services increased to $67.8 million in 2011 from $56.4 million in 2010.

Digital Product Sales

Sales of digital products rose to $45.1 million from $33.5 million in 2010 as theatre exhibition companies continue to purchase digital projection equipment to replace 35mm film projectors as the industry transition to digital continues. The majority of the increase resulted from sales of digital projection equipment; however, sales of digital lamps also rose to $4.4 million in 2011 from $3.1 million in 2010.

Screen Product Sales

We generated screen sales of $11.7 million in 2011 compared to $8.0 million a year-ago as demand for the special “silver” screens needed for certain digital 3D applications continued during 2011.  However, during the three months ended June 30, 2011, we did see a slowdown in the growth rate, a result of items such as the slowing of 3-D screen orders as some exhibitors had accelerated their digital 3-D rollout in the past quarter to meet certain 3-D spring movie releases.  We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications, such as Real D’s technology, that require special “silver” screens that we manufacture.  Sales of these screens are driving the growth of the product line.

Service Revenues

Service revenues increased to $5.4 million in 2011 from $3.0 million a year-ago as the motion picture industry’s transition to digital cinema resulted in more opportunities for our service team including installation and maintenance of digital projectors. Revenues from servicing digital products rose to $4.8 million or 88% of all service revenues in 2011 from $1.7 million or 57% in 2010. Revenues generated from servicing film equipment decreased to $0.6 million in 2011 compared to $1.3 million a year-ago. We expect film service revenues to continue to decline as the transition to digital continues.

Film Product Sales

Sales of analog film projection equipment declined to $3.1 million in 2011 from $6.6 million a year-ago principally due to lower sales in the U.S. and Latin and South America as the industry continues it’s transition to digital. Sales of film replacement parts declined to $1.7 million during 2011 from $2.8 million a year-ago while sales of xenon lamps amounted to $0.8 million compared to $2.5 million a year-ago. We expect sales of all film products to continue to decline as more analog film projectors are replaced during the worldwide digital transition.

Lighting Segment

Sales of lighting products were essentially flat at $1.7 million from period to period. Our lighting products are still being impacted by continued lower demand for the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $21.3 million in 2011 from $24.1 million in 2010 resulting primarily from lower demand in South America where sales declined to $3.0 million from $6.3 million a year-ago resulting from significantly lower demand for analog film equipment coupled with lower digital sales.  In addition, sales in Mexico declined to $1.5 million from $3.0 million a year-ago due to a combination of lower analog and digital sales demand. Sales in China increased to $12.4 million from $10.1 million as the transition to digital from analog equipment continues in that region and theatre exhibition companies in China continue to build new theatre complexes.

Gross Profit

Consolidated gross profit increased to $12.8 million in 2011 from $10.3 million a year-ago and as a percent of total revenue increased to 18.5% from 17.7% in 2010. Gross profit in the theatre segment increased to $12.3 million in 2011 from $9.8 million in 2010 and as a percentage of theatre sales improved to 18.2% from 17.3% a year-ago. Our gross margin increased from the prior year as our screen sales were very strong during the first six months and carry our largest margins. An increase in service revenues also impacted over gross margins.  Our gross margin was negatively impacted by increased sales of digital equipment which carry lower gross margins, but substantially higher revenue price points than our other products.  Gross margins are expected to be impacted in the future by higher film manufacturing costs pertaining to lower demand for manufactured film products. We expect to purchase film inventory components in lower quantities resulting in some raw material price increases and to experience less manufacturing throughput in the Omaha plant to cover fixed overhead costs.

The gross profit in the lighting segment amounted to $0.5 million or 31.0% as a percentage of revenues in 2011 compared to $0.5 million or 29.6% as a percentage of revenues in 2010.

Selling Expenses

Selling expenses amounted to $2.0 million during 2011 compared to $1.6 million a year-ago and as a percentage of revenues increased slightly to 2.9% from 2.7% a year-ago.  The increase from a year-ago is primarily the result of additional personnel to expand our international and service marketing efforts and to expand our Chinese sales offices.

General and Administrative Expenses

General and administrative expenses rose to $4.9 million in 2011 from $4.1 million in 2010 and amounted to 7.1% of revenues in both periods. The results reflect increases in personnel costs, severance charges, and higher legal and professional fees. The personnel costs primarily pertain to the transition of having our retired CEO still employed during 2011. In addition, we incurred severance charges of $0.3 million pertaining to the slowdown in production at our manufacturing facility in Omaha, Nebraska pertaining to less demand for analog film equipment. Finally, we incurred higher legal and professional fees pertaining to the general growth of our company.  However, we did experience lower bad debt and bonus expenses of $0.2 million and $0.1 million, respectively in 2011 compared to the year-ago period, which helped to offset some of the increased costs.

Other Financial Items

Our results for 2011 reflect a loss of approximately $0.3 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to a gain of approximately $0.8 million a year-ago resulting from our share of income recorded a year-ago on the sale of equipment to a customer for projectors previously held in the LLC.

We recorded income tax expense of approximately $1.5 million in 2011 compared to $1.8 million in 2010. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 27.5% in 2011 compared to 31.8% in 2010. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The lower rate in 2011 resulted from more international taxable income which carry lower effective tax rates than the United States and certain tax credits pertaining to the expansion of our screen manufacturing facility in Canada.

For the reasons outlined herein, we generated net earnings of approximately $4.0 million and basic and diluted earnings per share of $0.28 in 2011 compared to earnings of $3.8 million during 2010 and basic and diluted earnings per share of $0.27 and $0.26 per share a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $20.8 million compared to $22.3 million at December 31, 2010.

We are party to a $20 million Revolving Credit Agreement and Note (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points and we pay a fee of 0.15% per annum on any unused portion.   Since inception of the agreement no amounts have been borrowed on the Credit Agreement.  During the second quarter the Credit Agreement was renewed until June 30, 2012.

Net cash provided by operating activities has been breakeven in 2011 compared to $3.3 million in 2010. The results primarily reflect a $10.6 million decrease in accounts payable as we paid for the build-up of inventory at December 31, 2010, during 2011.  This working capital decrease from accounts payable was offset by earnings of $4.0 million and inventory reductions of $6.6 million leading to the breakeven impact so for this year.

Net cash used in investing activities amounted to $2.0 million in 2011 compared to $3.3 million in 2010, primarily a result of capital expenditures in both  periods to expand our screen manufacturing plant in Canada.

Net cash provided by financing activities amounted to $0.6 million in 2011 compared to $0.4 million a year ago and relates primarily to the issuance of restricted stock and also proceeds and tax benefits from share-based arrangements.

Transactions with Related and Certain Other Parties

We did not make any sales of digital theatre projection equipment, in the normal course of business, to our 44.4%-owned LLC with Real D during the three and six months ended June 30, 2011 compared to sales of approximately $0.4 million and $4.7 million during the three and six month periods ended June 30, 2010, respectively. The LLC in turn provides the digital projection equipment to third party customers under system use agreements. We did not recognize any revenue during the three and six months ended June 30, 2011 compared to $1.3 million and $3.9 million for the three and six month periods ended June 30, 2010, respectively. Revenue recognized by us on the sale transaction to the LLC is limited by our 44.4% ownership which will be recognized upon sale of the equipment to the third parties.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 49% of 2011 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 44% of net consolidated receivables at June 30, 2011. Sales to Regal Cinemas, Inc. and Kasima, LLC represented approximately 12% and 11% of consolidated sales, respectively. Additionally, receivables from these two customers represented approximately 7% and 9% of net consolidated receivables at June 30, 2011, respectively. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our Company’s business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the periods ended June 30, 2011 and June 30, 2010, we had recorded insignificant unrealized losses associated with these open contracts in our consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our postretirement benefit obligations and leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining in 2011	2012	2013	2014	2015	Thereafter
Non-competition agreement	$50	$50	$—	$—	$—	$—	$—
Postretirement benefits	179	11	18	19	20	20	91
Operating leases	122	33	44	37	8	—	—
Contractual cash obligations	$351	$94	$62	$56	$28	$20	$91

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

Guarantees

The Company and RealD have guarantees recorded for notes payable entered into by the LLC to finance digital projection equipment deployed in the normal course of business.  No new notes payable were entered into by the LLC during the first quarter ended 2011. The notes bear interest at rates ranging from 7.0% to 7.46%.  Under terms of the guarantees, the Company and RealD would be required to pay the obligation should the LLC be in default of its loans or contract terms. The guarantees expire at the time each loan is paid off. Our total remaining guarantees were $0.7 million at June 30, 2011 and $1.2 million at December 31, 2010.  We recorded an insignificant liability for the fair value of the obligations undertaken by issuing the guarantees at June 30, 2011 and December 31, 2010.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2010.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the three months ended June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2.  In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs.  The guidance is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to impact the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011.  We are currently evaluating the impact of the adoption of the guidance on our consolidated financial statements.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of June 30, 2011. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

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

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President, Chief Executive Officer and Director		Mary A. Carstens, Chief Financial Officer

Date:	August 9, 2011	Date:	August 9, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

4.1	Credit Agreement, dated June 30, 2010, by and between the Company and Wells Fargo Bank, N.A.	8K	4.1	July 7, 2010

4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8K	4.2	June 30, 2011

4.3	Revolving Line of Credit Note, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8K	4.3	June 30, 2011

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

					X