Form 10-Q
period 2011-09-30
BALLANTYNE STRONG, INC.
filed 2011-11-09
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 4, 2011
Common Stock, $.01, par value	14,511,840

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$22,444	$22,250
Restricted cash	209	209
Accounts receivable (net of allowance for doubtful accounts of $198 and $306, respectively)	53,333	16,380
Unbilled receivables	502	7,057
Inventories:
Finished goods, net	10,841	21,857
Work in process	576	432
Raw materials and components, net	5,637	5,651
Total inventories, net	17,054	27,940
Recoverable income taxes	285	5
Other current assets	5,563	5,571
Total current assets	99,390	79,412
Investment in joint venture	1,917	2,070
Property, plant and equipment (net of accumulated depreciation of $10,041 and $9,426, respectively)	10,871	9,750
Other non-current assets	2,446	723
Deferred income taxes	2,143	76
Total assets	$116,767	$92,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,549	$30,751
Other accrued expenses	3,825	3,890
Customer deposits/deferred revenue	3,346	2,849
Income tax payable	3,693	1,521
Total current liabilities	51,413	39,011
Deferred revenue	3,584	—
Other accrued expenses	702	643
Total liabilities	55,699	39,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,659 shares in 2011 and 16,453 shares in 2010	167	165
Additional paid-in capital	37,151	36,241
Accumulated other comprehensive income:
Foreign currency translation	(593)	260
Minimum pension liability	80	80
Retained earnings	39,746	31,014
	76,551	67,760
Less 2,155 and 2,140 of common shares in treasury, at cost, respectively	(15,483)	(15,383)
Total stockholders’ equity	61,068	52,377
Total liabilities and stockholders’ equity	$116,767	$92,031

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$63,437	$32,930	$132,906	$91,016
Cost of revenues	53,387	26,461	110,019	74,281
Gross profit	10,050	6,469	22,887	16,735
Selling and administrative expenses:
Selling	933	726	2,924	2,280
Administrative	2,543	2,215	7,473	6,353
Total selling and administrative expenses	3,476	2,941	10,397	8,633
Gain on the sale/disposal/transfer of assets	13	7	36	178
Income from operations	6,587	3,535	12,526	8,280
Net interest expense	(12)	(8)	(38)	(10)
Equity in income (loss) of joint venture	207	(24)	(121)	802
Other income (expense), net	127	(79)	48	(106)
Income before income taxes	6,909	3,424	12,415	8,966
Income tax expense	(2,170)	(1,103)	(3,683)	(2,868)
Net earnings	$4,739	$2,321	$8,732	$6,098
Basic earnings per share	$0.33	$0.16	$0.61	$0.43
Diluted earnings per share	$0.33	$0.16	$0.60	$0.42
Weighted average shares outstanding:
Basic	14,462	14,200	14,404	14,140
Diluted	14,488	14,418	14,483	14,363

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$8,732	$6,098
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(27)	62
Provision for obsolete inventory	(131)	169
Provision for warranty reserve	403	405
Depreciation of consignment inventory	137	318
Depreciation of property, plant and equipment	810	662
Amortization of intangibles	342	321
Equity in (income) loss of joint venture	121	(802)
Loss on forward contracts	353	104
Gain on sale/disposal/transfer of assets	(36)	(178)
Deferred income taxes	(1,878)	191
Share-based compensation expense	155	226
Excess tax benefits from share-based arrangements	(301)	(156)

Changes in assets and liabilities:
Accounts receivable	(37,046)	(8,610)
Unbilled receivables	6,555	(2,064)
Inventories	10,983	(13,749)
Other assets	(2,514)	(2,347)
Accounts payable	9,889	16,500
Other accrued expenses	(765)	25
Customer deposits/Deferred revenue	498	1,356
Current income taxes	2,450	(51)
Deferred revenue	3,584	—
Net cash provided by (used in) operating activities	2,314	(1,520)

Cash flows from investing activities:
Return on investment from Joint Venture	—	888
Proceeds from sale of assets	47	28
Capital expenditures	(2,436)	(4,398)
Net cash used in investing activities	(2,389)	(3,482)

Cash flows from financing activities:
Proceeds from exercise of stock options	177	359
Excess tax benefits from share-based compensation	301	157
Issuance of restricted stock	164	—
Net cash provided by financing activities	642	516
Effect of exchange rate changes on cash and cash equivalents	(373)	64
Net increase (decrease) in cash and cash equivalents	194	(4,422)
Cash and cash equivalents at beginning of year	22,250	23,589
Cash and cash equivalents at end of year	$22,444	$19,167

See accompanying notes to consolidated financial statements

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is still evaluating the method of adoption.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands, except per share data)
Basic earnings per share:
Earnings applicable to common stock	$4,739	$2,321	$8,732	$6,098
Basic weighted average common shares outstanding	14,462	14,200	14,404	14,140
Basic earnings per share	$0.33	$0.16	$0.61	$0.43
Diluted earnings per share:
Earnings applicable to common stock	$4,739	$2,321	$8,732	$6,098
Basic weighted average common shares outstanding	14,462	14,200	14,404	14,140
Dilutive effect of stock options and restricted stock awards	26	218	79	223
Dilutive weighted average common shares outstanding	14,488	14,418	14,483	14,363
Diluted earnings per share	$0.33	$0.16	$0.60	$0.42

For the three and nine months ended September 30, 2011, options to purchase 52,200 shares of common stock at a weighted average price of $8.14, were outstanding but were not included in the computation of diluted earnings per share as the options exercise prices were greater than the average market price of the common shares for the respective periods. These options expire from October 2020 through July 2021.  In addition, 12,600 shares and 10,200 shares of restricted stock were excluded from the diluted EPS calculation as these shares were anti-dilutive as of September 30, 2011 and September 30, 2010, respectively.

4.  Comprehensive Income

The accumulated other comprehensive income (loss), net, shown in the Company’s condensed consolidated balance sheets includes the pension liability adjustments and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(In thousands)
Comprehensive income:
Net earnings	$4,739	$2,321	$8,732	$6,098
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,270)	306	(853)	159
Total comprehensive income	$3,469	$2,627	$7,879	$6,257

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands)
Warranty accrual at beginning of period	$961	$412	$848	$378
Charged to expense	185	177	411	406
Amounts written off, net of recoveries	(137)	(75)	(263)	(266)
Foreign currency adjustment	(1)	4	12	—
Warranty accrual at end of period	$1,008	$518	$1,008	$518

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

Balance Sheet	September 23, 2011	December 24, 2010
	(In thousands)
Current assets	$3,786	$3,316
Non-current assets	3,847	9,419
Current liabilities	(1,884)	(3,011)
Non-current liabilities	(1,590)	(5,361)
Equity	$(4,159)	$(4,363)

	Three Months Ended September 23 and 24,		Nine Months Ended September 23 and 24,
Statement of Operations	2011	2010	2011	2010
(In thousands)
Revenue	$5,666	$1	$5,668	$8,239
Cost of sales	(4,954)	(277)	(5,596)	(6,174)
Selling and administrative expenses	(96)	(60)	(175)	(207)
Operating income (loss)	616	(336)	(103)	1,858
Other expense	(24)	(86)	(101)	(283)
Net income (loss)	$592	$(422)	$(204)	$1,575

 The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income (loss) based on the LLC’s financial statements.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of income (losses) of the LLC was approximately $0.2 million and $(0.1) million for the three and nine months ended September 30, 2011, respectively.  The Company’s portion of the income (loss) of the LLC was insignificant for the three months ended September 30, 2010 and $0.8 million for the nine months ended September 30, 2010, respectively.

The Company did not make any sales of digital theatre projection equipment, in the normal course of business, to the LLC during the three and nine months ended September 30, 2011 compared to sales of approximately $0.3 million and $5.0 million during the three and nine months ended September 30, 2010, respectively. The LLC in turn provided the digital projection equipment to third party customers under system use agreements. The Company recognized revenue of $2.3 million during the three and nine months ended September 30, 2011.  Revenue recognized by the Company was $0.2 million and $4.1 million in the three and nine months ended September 30, 2010, respectively. Revenue recognized by the Company on any sale transaction to DL II is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to third parties.

During the third quarter the LLC made significant sales to certain third party customers amounting to $5.7 million in revenue resulting in operating income of $0.8 million.

Guarantees

The Company had provided guarantees to notes payable of $1.2 million at December 31, 2010 entered into by the LLC to finance digital projection equipment deployed in the normal course of business and had recorded an insignificant liability for the fair value of the obligations undertaken by issuing the guarantees. During the third quarter of 2011, the LLC paid off all notes payable effectively ending the Company’s guarantee obligations as of September 30, 2011. Under the terms of the guarantees, the Company would have been required to pay the obligation had the LLC been in default of its loans or contract terms.

7.  Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, foreign currency contracts, accounts payable and accrued expenses equal or approximate their fair values due to the short-term nature of these instruments. The estimated fair values and related assumptions used to estimate fair value of the Company’s financial instruments are disclosed below.

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

8.  Income Taxes

Income taxes are accounted for under the asset and liability method.  The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time to record interim income tax expense.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing whether the deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a related valuation allowance is deemed necessary.  As of September 30, 2011, a valuation allowance has not been recorded.  However, if the Company experiences difficulties in achieving its forecasts of taxable income, the Company may be required to record a valuation allowance against the deferred tax assets recorded which would impact the Company’s results of operations.

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 31.4% and 29.7% for the three and nine months ended September 30, 2011, respectively, as compared to 32.2% and 32.0% for the three and nine months ended September 30, 2010, respectively.  The Company’s estimated annual effective rate was lower than the 2010 comparable periods primarily due to an increase in the Section 199 deduction, additional tax credits to be generated in Canada, and Foreign statutory rates being lower than the U.S. statutory rate.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $17.4 million at September 30, 2011 and as such, earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2007 through 2010. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of September 30, 2011, total unrecognized tax benefits amounted to approximately $0.1 million.

Amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the three and nine months ended September 30, 2011. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of September 30, 2011. The accruals largely related to state tax matters.

9.  Stock Compensation

The Company accounts for awards of share-based compensation in accordance with ASC 718, Stock Compensation—Overall, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively and $0.1 and $0.2 million for the three and nine months ended September 30, 2010, respectively.

Options

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2011 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	222,250	$3.12	3.05	$1,071,464
Granted	2,200	4.07
Exercised	(172,250)	1.62
Forfeited	—	—
Outstanding at September 30, 2011	52,200	$8.14	9.11	$—
Exercisable at September 30, 2011	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2011.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding at September 30, 2011			Options Exercisable at September 30, 2011
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$4.07-$8.32	52,200	9.11	$8.14	—	—	—

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

As of September 30, 2011, less than $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards remained and is expected to be recognized over a weighted average period of 7 months.

The following table summarizes restricted stock activity for the nine months ended September 30, 2011:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2010	74,691	$2.51
Granted	33,559	6.92
Shares vested	(95,650)	3.66
Shares forfeited	—	—
Nonvested at September 30, 2011	12,600	$5.50

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $3.96 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate of 0.12%, dividend yield of 0%, expected volatility of 38.8% and expected term of one year. The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three and nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, the total unrecognized estimated compensation cost was insignificant.

10.  Related Party Transactions

The Company did not make any sales of digital theatre projection equipment, in the normal course of business, to its 44.4%-owned LLC with Real D during the nine months ended September 30, 2011 compared to sales of approximately $0.3 and $5.0 million during the three and nine months ended September 30, 2010, respectively. The LLC in turn provides the digital projection equipment to third party customers under system use agreements. The Company recognized revenue of $2.3 million during the three and nine months ended September 30, 2011 compared to $0.2 and $4.1 million in the three and nine months ended September 30, 2010, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership and will be recognized upon sale of the equipment to the third parties.

11.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. At September 30, 2011, the Company had open forward exchange contracts to purchase Canadian dollars at a fixed rate of U.S. dollars with notional amounts totaling $5.6 million. The Company recorded an unrealized loss of $0.4 million associated with these open contracts in its consolidated statement of operations at September 30, 2011 compared to an insignificant loss for the period ended September 30, 2010.

12. Note Receivable

During September 2011, the Company entered into an unsecured note receivable arrangement with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The note receivable accrues interest at a rate of 15% per annum which is paid in accordance with a cash flow waterfall schedule, as defined. Interest not paid in any particular year is added to the principal and accrues interest at 15%. As of September 30, 2011, the Company has recorded the note receivable at its fair value of $2.0 million and is included in other assets within the consolidated balance sheet.

13. Deferred Revenue

As of September 30, 2011, the Company has deferred $3.7 million of revenues associated with extended warranties provided to a third party exhibitor. Of the amounts recorded by the Company, $3.6 million is included in non-current deferred revenue on the consolidated balance sheet at September 30, 2011 as the Company expects to recognize the majority of this revenue over a period of approximately 5 years.

14.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 58% of consolidated net revenues for the nine months ended September 30, 2011. The top ten customers were from the theatre segment. Trade accounts receivable from these customers represented approximately 76% of net consolidated receivables at September 30, 2011. Sales to a significant theatre segment customer represented approximately 52% and 25% of consolidated net revenues for the three and nine months ended September 30, 2011, respectively. In addition, receivables from this theatre customer represented approximately 64% of consolidated receivables at September 30, 2011. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Litigation

The Company may be involved in various claims and legal actions from time to time which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

 15.  Business Segment Information

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

As of September 30, 2011, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the design, manufacture, assembly, sale and service of motion picture projectors, xenon lamp houses and power supplies. Theatre operations also include the sale and service of digital projection equipment and accessories, sound systems, xenon lamps and lenses. The lighting segment operations include the design, manufacture, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. All intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Net revenue
Theatre
Products	$58,071	$29,527	$120,452	$82,929
Services	4,616	2,198	10,008	5,234
Total theatre	62,687	31,725	130,460	88,163
Lighting	750	1,205	2,446	2,853
Total revenue	$63,437	$32,930	132,906	$91,016

Operating Income
Theatre
Products	$6,509	$4,540	$15,298	$12,058
Services	1,758	292	2,165	267
Total theatre	8,267	4,832	17,463	12,325
Lighting	21	(23)	137	52
Total segment operating income	8,288	4,809	17,600	12,377
Unallocated general and administrative expenses	(1,714)	(1,281)	(5,110)	(4,275)
Interest, net	(12)	(8)	(38)	(9)
Gain on sale of assets	13	7	36	178
Equity in income (loss) of joint venture	207	(24)	(121)	802
Other income (loss)	127	(79)	48	(107)
Income before income taxes	$6,909	$3,424	$12,415	$8,966

Expenditures on capital equipment
Theatre
Products	$389	$1,077	$2,347	$4,312
Services	10	23	82	62
Total theatre	399	1,100	2,429	4,374
Lighting	1	16	7	24
Total	$400	$1,116	2,436	$4,398
Depreciation and amortization
Theatre
Products	$382	$324	$1,126	$1,132
Services	36	41	138	144
Total theatre	418	365	1,264	1,276
Lighting	7	8	25	25
Total	$425	$373	$1,289	$1,301

Summary by Business Segments

	September 30, 2011	December 31, 2010
	(in thousands)
Identifiable assets
Theatre
Products	$109,284	$86,156
Services	4,920	3,358
Total theatre	114,204	89,514
Lighting	2,563	2,517
Total	$116,767	$92,031

Summary by Geographical Area

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue
United States	$53,883	$17,927	$102,010	$51,955
Canada	513	1,254	1,812	3,405
China	6,892	9,298	19,238	19,344
Asia (excluding China)	915	508	2,404	1,340
Mexico	626	1,639	2,079	4,667
South America	496	1,767	3,457	8,100
Europe	111	501	1,221	2,010
Other	1	36	685	195
Total	$63,437	$32,930	$132,906	$91,016

	September 30, 2011	December 31, 2010
	(In thousands)
Identifiable assets
United States	$86,466	$59,972
China	5,877	11,908
Asia (excluding China)	7,897	5,781
Canada	16,527	14,370
Total	$116,767	$92,031

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

Results of Consolidated Operations:

  Revenues

The following table breaks out revenues by segment for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Theatre
Products	$58,071	$29,527	$120,452	$82,929
Services	4,616	2,198	10,008	5,234
Total theatre revenues	62,687	31,725	130,460	88,163
Lighting	750	1,205	2,446	2,853
Total net revenues	$63,437	$32,930	$132,906	$91,016

Theatre Segment

Sales of theatre products and services increased to $62.7 million and $130.5 million during the three and nine months ended September 30, 2011, respectively. These results compare to $31.7 million and $88.2 million during the three and nine months ended September 30, 2010, respectively.

Digital Product Sales

Sales of digital products rose to $54.0 million during the three months ended September 30, 2011 compared to $20.2 million during the three months ended September 30, 2010. Sales of digital products also increased during the nine months ended September 30, 2011 to $99.8 million from $53.7 in the comparative period a year-ago.

The increase in digital sales for the periods presented resulted primarily from the following:

•                  A significant sale of digital projectors and accessories to a theatre customer which represented in excess of 55% of digital product revenues during the three months ended September 30, 2011.

•                  Other theatre exhibition customers continuing to replace their 35mm film projectors with digital systems as the industry transition to digital cinema continues.

Screen Product Sales

We generated screen sales of $2.4 million and $14.1 million during the three and nine months ended September 30, 2011 compared to $5.0 million and $13.0 million during the three and nine months ended September 30, 2010, respectively. Sales rose during the year-to-date period, however, third quarter sales were lower year-over-year, as a result of exhibitors accelerating their digital 3-D rollout in the past quarters to meet certain 3-D spring movie releases and the shifting of scheduled installations due to changing theatre construction timelines in China.  We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications, such as Real D’s technology, that require special “silver” screens that we manufacture.

Service Revenues

We generated service revenues of $4.6 million and $10.0 million during the three and nine months ended September 30, 2011 compared to $2.2 million and $5.2 million during the three and nine months ended September 30, 2010. The reasons for the increase in business was due primarily to the follow items:

•                  Installation revenues pertaining to a sale to a major exhibition customer during the third quarter.

•                  The theatre exhibition industry’s transition to digital cinema creating opportunities for our service group to sell installation, after sale-maintenance and network operations services.

As expected, revenues generated from servicing film equipment decreased to $0.2 million during the three months ended September 30, 2011 from $0.3 million a year-ago. Film service revenues also declined during the nine months ended September 30, 2011 to $0.8 million compared to $1.6 million a year-ago, a drop of 47%. We expect film service revenues to continue to fall as the transition to digital cinema continues.

Film Product Sales

The transition to digital cinema has impacted sales of film equipment, accessories and replacement parts and are expected to further decline in future periods. The following table is a comparative analysis for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Film products
Equipment	$504	$2,272	$2,826	$8,879
Parts	855	1,410	2,551	4,243
Lenses/Lamps	353	677	1,205	3,170
Total net revenues	$1,712	$4,359	$6,582	$16,292

Lighting Segment

Sales of lighting products declined to $0.8 million during the three months ended September 30, 2011 from $1.2 million in the comparative period a year-ago primarily due to lower follow spotlight sales which fell to $0.4 million from $0.8 million during the 2010 period. Sales during the nine months ended September 30, 2011 also fell to $2.5 million from $2.9 million during the nine months ended September 30, 2010. Our lighting products continue to be impacted by lower demand for the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $9.6 million during the three months ended September 30, 2011 from $15.0 million in the comparable year-ago period resulting primarily from lower sales in South America, China, Canada, Mexico and Europe. Sales decreased to $30.9 million during the nine months ended September 30, 2011 from $39.1 million in the comparable year-ago period resulting primarily from lower sales in South America, Canada, Mexico and Europe.

The decline in export sales for the three and nine month periods is primarily a result of the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment. Sales in China during the third quarter, in particular, were impacted by the shifting of scheduled installations due to changing theatre construction timelines in China.

Gross Profit

Consolidated gross profit amounted to $10.1 million with a 15.8 % gross margin during the three months ended September 30, 2011 compared to $6.5 million with a 19.6% gross margin during the three months ended September 30, 2010.   Consolidated gross profit amounted to $22.9 million with a 17.2 % gross margin during the nine months ended September 30, 2011 compare to $16.7 million with an 18.4% gross margin during the nine months ended September 30, 2010.

The gross profit in the theatre segment amounted to $9.9 million or a gross margin of 15.6% during the three month period ended September 30, 2011 compared to $6.2 million or a 19.7% gross margin for the same period in 2010. The gross profit in the theatre segment amounted to $22.1 million or a gross margin of 17.0% during the nine month period ended September 30, 2011 compared to $16.0 million or a 18.2% gross margin for the same period in 2010.  The gross profit results reflect the increase in digital revenues while the decline in gross margin is reflective of:

•                  A product mix consisting of more sales of digital products which carry substantially higher revenue price points but lower gross margins than our other products and services.

•                  Lower revenues from film replacement parts which historically carry strong margins.

•                  Lower screen revenues which carry higher manufacturing margins.

The gross profit in the lighting segment amounted to $0.2 million or a gross margin of 31.2% during the three month period ended September 30, 2011 compared to $0.2 million or a 18.3% gross margin for the same period in 2010.   The gross profit in the lighting segment amounted to $0.8 million or a gross margin of 31.0% during the nine month period ended September 30, 2011 compared to $0.7 million or a 24.8% gross margin for the same period ended September 30,  2010 both resulting from a favorable product mix.

Selling Expenses

Selling expenses amounted to $0.9 million or 1.5% of revenues during the three months ended September 30, 2011 compared to $0.7 million or 2.2% of revenues during the three months ended September 30, 2010.  During the nine months ended September 30, 2011 selling expenses amounted to $2.9 million or 2.2% of revenues compared to $2.3 million or 2.5% of revenues in the year-ago comparative period.   The results for both the three and nine month periods reflect additional personnel and their associated costs to expand our international and service marketing efforts and to expand our sales offices in China.

General and Administrative Expenses

General and administrative expenses amounted to $2.5 million or 4.0% of revenues during the three months ended September30, 2011 compared to $2.2 million or 6.7% of revenues during the three months ended September 30, 2010.  During the nine months ended September 30, 2011 general and administrative expenses amounted to $7.5 million or 5.6% of revenues compared to $6.4 million or 7.0% of revenues in the year-ago comparative period.   The results reflect increases in personnel costs and professional fees due to the increase in business and also more severance charges as we transition from the film manufacturing business.

Other Financial Items

Three Months Ended September 30, 2011 and 2010

Our results for the three months ended September 30, 2011 reflect income of approximately $0.2 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC. The LLC’s income for the quarter resulted from the sale of equipment to certain exhibition customers for projectors previously held in the LLC.

We recorded income tax expense of approximately $2.2 million in the 2011 period compared to $1.1 million in the 2010 period. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 31.4% in the 2011 period compared to 32.2% in the year-ago period. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.Our effective rate was lower than the prior year period in part due to recording estimates for certain Canadian R&D and Investment Tax Credits.

For the reasons outlined herein, we generated net earnings of approximately $4.7 million and basic and diluted earnings per share of $0.33 in 2011 compared to earnings of $2.3 million and basic and diluted earnings per share of $0.16 per share in the 2010 period, respectively.

Nine Months Ended September 30, 2011 and 2010

Our results for the nine months ended September 30, 2011 reflect a loss of approximately $0.1 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. This loss compares to income of $0.8 million a year-ago resulting from our share of gains the LLC recorded during the prior year resulting from sales of equipment to a certain exhibition customers for projectors previously held in the LLC.

We recorded income tax expense of approximately $3.7 million in the 2011 period compared to $2.9 million in the 2010 period. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 29.7% in the 2011 period compared to 32.0% in the year-ago period. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. Our effective rate was lower than the prior year period in part due to estimates for certain Canadian R&D and Investment Tax Credits.

For the reasons outlined herein, we generated net earnings in 2011 of approximately $8.7 million and basic and diluted earnings per share of $0.61 and $0.60, respectively compared to earnings of $6.1 million and basic and diluted earnings per share of $0.43 and $0.42 per share in the 2010 period, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $22.4 million compared to $20.8 million at June 30, 2011 and $22.3 million at December 31, 2010.

We are party to a $20 million Revolving Credit Agreement and Note (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  Our accounts receivable, general intangibles and inventory secure the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points and we pay a fee of 0.15% per annum on any unused portion.   Since inception of the agreement no amounts have been borrowed on the Credit Agreement.  The Credit Agreement is set to expire on June 30, 2012.

Net cash provided by operating activities amounted to $2.3 million during the nine months ended September 30, 2011 compared to net cash used in operating activities of $1.5 million during the same period a year-ago. The results primarily reflect operating income of $12.5 million, an $11 million decrease in inventory and increases of $10.0 million and $2.5 million in accounts payable and income taxes payable balances during the nine months ended September 30, 2011, respectively.  These working capital changes were primarily offset by an increase in deferred income taxes of $1.9 million and a $30.5 million increase in receivables, which primarily related to the sale to a significant theatre customer recorded in the later part of the third quarter.

Net cash used in investing activities amounted to $2.4 million during the nine months ended September 30, 2011 compared to $3.5 million during the same period a year-ago. Investing activities during 2011 were primarily due to capital expenditures. Investing activities during 2010 resulted from capital expenditures of $4.4 million offset by a $0.9 million return of capital from our 44.4%-owned joint venture with RealD.  The capital expenditures in both periods primarily pertain to the expansion of our screen manufacturing plant in Canada.

Net cash provided by financing activities amounted to $0.6 million during the nine months ended September 30, 2011 compared to $0.5 million in comparable period a year ago. The activities in both periods were due to the issuance of restricted stock and also proceeds and tax benefits from share-based arrangements.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the period ended September 30, 2011 we recorded an unrealized loss of $0.4 million associated with these open contracts in our consolidated statement of operations. This loss compared to an insignificant loss in the year-ago period.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our postretirement benefit obligations and leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining in 2011	2012	2013	2014	2015	Thereafter

Postretirement benefits	176	8	18	19	20	20	91
Operating leases	694	76	253	199	166	—	—
Contractual cash obligations	$870	$84	$271	$218	$186	$20	$91

In addition, we have accrued approximately $0.1 million for the estimated underpayment of income taxes we are obligated to pay. The accrual is primarily related to state tax matters. There were no other contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Guarantees

We had provided guarantees to notes payable of $1.2 million at December 31, 2010 entered into by our joint venture, Digital Link II, LLC to finance digital projection equipment deployed in the normal course of business. During the third quarter of 2011, the LLC paid off all notes effectively ending our guarantee obligations at September 30, 2011. Under the terms of the guarantees, the Company would have been required to pay the obligation had the LLC been in default of its loans or contract terms.

Seasonality

Generally, our business exhibits a moderate level of seasonality.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011.  We are still evaluating the method of adoption.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2010.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the three months ended September 30, 2011.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of September 30, 2011. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest-related accounts such as our postretirement obligations are not deemed significant.

Foreign Exchange — Exposure to transactions denominated in a currency other than the entity’s functional currency is primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.4 million.

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

PART II.  Other Information

Item 1.  Legal Proceedings

As we reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the plaintiffs in the asbestos case entitled Manuel H.Chinea and Janet M. Chinea v. American Optical Company, Ballantyne Strong, Inc., a/k/a Ballantyne of Omaha, Inc., et al., filed in the Superior Court of the State of New York, agreed to dismiss the Company from the lawsuit.  The Company was formally dismissed from the case on April 8, 2011.  In addition, from time to time the Company may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens, Chief Financial Officer
Chief Executive Officer and Director

Date:	November 9, 2011	Date:	November 9, 2011

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

10.26	Employment Agreement between the Company and Mary Carstens, dated July 26, 2011.				X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

X