Form 10-K
period 2011-12-31
BALLANTYNE STRONG, INC.
filed 2012-03-12
CIK 946454

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of the Company's voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE AMEX on June 30, 2011 was $66,261,708. The Company does not have any non-voting common equity. As of March 5, 2012, 14,286,508 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 2, 2012 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

PART I

Item 1.    Business

(a)   General Description of Business

General

        We are a Delaware corporation and maintain our corporate offices in Omaha, Nebraska. We were founded in 1932 and went public in 1995. Our shares are traded on the NYSE Amex under the symbol BTN. We primarily operate within two business segments, theatre and lighting. Approximately 98%, 97% and 96% of our sales were from theatre products for the years ended 2011, 2010 and 2009, respectively.

        During the fourth quarter of 2011 the Board of Directors and management approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen business. The strategic initiative consists of selling our Omaha, NE-based manufacturing facility and equipment and relocating the corporate headquarters to a new, smaller location in Omaha, which will also house our Network Operations Center ("NOC"). It was determined the best course of action for long-term success and future growth opportunities is a focus on our equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. The strategic initiative is expected to be completed by the end of 2012.

        We are a distributor, integrator and service provider to the theatre exhibition industry on a worldwide basis. Through our Strong® trademark, we can fully outfit and automate a theatre projection booth for movie projection. We have sales and service offices in Hong Kong, Beijing, and certain other locations in China. We manufacture cinema screens in Joliette, Canada through our Strong/MDI Screens Systems, Inc. subsidiary. We have a centralized NOC to monitor and track a full range of digital equipment for all makes of digital projection and audio systems, flat panels and the associated network systems. We also have an extended network of service technicians located throughout the country to install and service film, digital and other cinema and non-cinema products.

        We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our lighting segment.

(b)   Operating Segments

        We conduct our operations through two primary business segments: Theatre and Lighting. The presentation of segment information reflects the manner in which management assesses performance.

        Theatre:    This segment consists primarily of the assembly, distribution, installation and service of film and digital projection equipment and accessories for the movie exhibition industry.

        Lighting:    This segment consists of the design, assembly and distribution of lighting systems to the worldwide entertainment lighting industry.

        Refer to the Business Segment Information set forth in Note 19 of our consolidated financial statements for further information concerning the amounts of revenues, profits and total assets attributable to each segment for the last three fiscal years.

(c)   Narrative Description of Business

        The following information describes the principal products produced, services rendered, principal markets for, and methods of distribution of each business segment of our Company.

Theatre Segment

Overview

        The theatre exhibition industry is in the midst of a significant transformation from film to digital equipment. Theatre exhibition companies are retrofitting their existing complexes by removing the film projectors and replacing them with digital equipment providing opportunities for our Company to deliver digital products and services as this conversion continues.

Products

        Digital Equipment—Through distribution agreements with NEC and BARCO, we distribute DLP Cinema projectors. All of the projectors use the DLP cinema technology from Texas Instruments.

        NEC offers DLP Cinema projectors ranging from their NC1200C projector for screens up to 46 feet wide to the NC3240S which is a 31,000 lumen 4K projector designed for screens up to 105 feet wide.

        BARCO offers DLP Cinema projectors ranging from their DP2K-12C projector for screens up to 39 feet to the DP4K-32B cinema projector which is an ultra-bright enhanced 4K cinema projector for screens up to 105 feet.

        Through a formal distribution agreement with GDC Technology (USA), LLC, we distribute GDC's line of digital cinema servers in North and South America. However, we distribute their servers in certain other areas of the world under less formal arrangements. In addition, we distribute servers for other server manufacturers including those manufactured by Doremi. Digital servers and the related integrated media block are used by our customers for the storage and delivery of digital content.

        We also distribute certain accessories which coupled with the cinema projector, server and integrated media block can fully outfit and automate a projection booth. The significant accessories include, but are not limited to: 1) library management systems; 2) automation products; 3) pedestals; 4) 3D accessories; 5) lenses; and 6) lamps.

        Motion Picture Projection Analog Equipment—We will continue to support our customers who operate film equipment through sales of replacement parts, lenses, lamps and certain other accessories.

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

        Xenon Lamps—We distribute xenon lamps for resale to the theatre (both digital and film) and lighting industries through a distributorship agreement with Phillips. We also distribute other brands of xenon lamps as requested by our customers from time to time.

        Lenses—We distribute digital projection lenses throughout the world.

        Service & Maintenance—Our service subsidiary, Strong Technical Services, Inc. is a leading supplier of digital installations and after-sale maintenance services. Our technicians are certified to install and service all digital, film and audio equipment, and related peripherals including the equipment of our competitors. We also offer service contracts to the theatre industry whereby for an agreed upon fee, a series of maintenance or repair services will be performed. In addition, we offer cabling, wiring, digital menu boards, and digital signage installation and maintenance services.

        Network Operations Center ("NOC")—Our NOC operates 24/7/365 utilizing Level I and Level II engineers to monitor our customers' equipment across secure virtual private network ("VPN") links. High priority notifications automatically generate trouble tickets with the appropriate escalation procedures. Normal incident tracking procedures ensure the timely resolution of trouble tickets. When one of our NOC personnel observes an issue, the customer is proactively notified to explain the issue and begin the resolution process. Many issues are addressed by our NOC engineering team without having to dispatch a technician to the customer's location. By utilizing NOC personnel to solve customer issues whenever possible, we eliminate travel time and expenses normally incurred by sending a technician on site for repairs. Nearly any issue that doesn't involve parts replacements or physical contact with the hardware can be handled remotely using the available remote assistance technologies.

Markets

        We market and sell our products to end users and through certain domestic and international dealers to theatre exhibitors. During the past few years we have increasingly sold directly to the end-users thereby bypassing this distribution network. We believe this trend will continue in the future and has changed how we market our products to the industry due in large part to the shift to digital cinema. Sales and marketing professionals principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed. In addition, we market our products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as CinemaCon, ShowEast, CineAsia in Asia and Cinema Expo in Europe, among others. Our sales and marketing professionals have extensive experience with the Company's product lines and have long-term relationships with many current and potential customers.

        Our non-exclusive distribution agreements with NEC and BARCO allow us to market digital projectors in North and South America, including the Caribbean. In addition, we have distribution rights in China, Hong Kong and certain other areas of Asia for the NEC product lines. We do not have any territorial restrictions for any of our other products and services.

Competition

        Digital Equipment—The markets for our products in the theatre segment are highly competitive. The primary competitive factors are price, customer support, product quality and features and customer support. Competition in the digital cinema equipment market includes one other licensed OEM of the Texas Instruments' DLP cinema technology besides our partners NEC and BARCO; Christie Digital Systems. We also compete with SONY, which uses its own 4K digital cinema technology. Certain of our competitors for digital equipment have significantly greater resources than Ballantyne.

        Screens—While there are numerous screen manufacturing companies in the world, the primary competitor in the worldwide cinema screen market is Harkness Screens. Competitive factors include product quality, availability and price.

        Service & NOC—The competition in the cinema service industry for installation and after—sale maintenance services is primarily driven by the two largest cinema service companies including Christie Digital Cinema and ourselves. There are several other smaller scale providers in the market. We compete with Christie Digital Systems, NEC, BARCO and SONY and other providers for NOC services. Certain of these competitors have significantly greater resources than Ballantyne.

        Our business strategy is to expand our service business into channels outside the cinema industry. As we get further into this strategy, we expect to encounter other forms of competition. The primary competitive factors in the cinema service market are responsiveness, customer service and price.

Strategy

        We have a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and to stop manufacturing certain analog and lighting equipment. The strategic initiative consists of selling our Omaha, NE-based facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which will also house our NOC. The strategic initiative is expected to be completed by the end of 2012. The following is a discussion of certain of these strategies.

        Expand Product Sales Opportunities.    We currently are a party to various distribution agreements with NEC, BARCO and other manufacturing companies to distribute and integrate their products. The strategy to expand our sales opportunities combines the following key elements:

  •
  Increase market share in the digital cinema marketplace by leveraging our industry knowledge and relationships;

  •
  Obtain additional territories to distribute product under our distribution agreements with NEC and BARCO;

  •
  Continue to develop new screen coating formulations to enhance screen performance and expand our screen product offerings;

  •
  Expand our screen business internationally;

  •
  Expand our lighting segment by aggressively marketing existing product lines, adding complementary products and developing new LED solutions;

  •
  Identify and pursue acquisition targets that will complement our existing product offerings.

        Expand Service and Network Operations Center.    Capitalizing on our growth, capabilities and strategic partnerships, we have expanded our core service offerings to include cabling, wiring, digital menu boards, and digital signage. As a result, we believe we are in a position to increase this business in the coming years. We feel that we will be able to work with industry leaders and are currently working on major contracts to expand our service opportunities. It is also our belief that with our capabilities in the field and corporate offices, we will expand our reach into the technology field of many organizations beyond the cinema world.

        Our business strategy associated with the NOC is to leverage our technical capabilities while meeting industry demands for remote digital systems monitoring. We are anticipating growth in NOC revenues from monitoring digital cinema equipment, back room operations, and from industries outside cinema.

        We will also pursue acquisition targets that will complement our service organization and leverage our NOC and skilled technician organization.

Lighting Segment

Overview

        Under the trademark Strong®, we are a supplier of long-range followspots and other entertainment and architectural lighting products which are used for both permanent and touring applications.

Products

        Followspots—We have been a developer, manufacturer and distributor of long-range followspots since 1950. Our followspots are primarily marketed under the Strong® trademark and recognized trademarked models such as Super Trouper® and Gladiator®. Our long-range followspots are high-intensity general use illumination products designed for both permanent installations, such as indoor arenas, theatres, auditoriums, theme parks, amphitheaters, stadiums, and touring applications. Our followspot line consists of six basic models ranging in output from 850 watts to 4,500 watts. Lower wattage models, have a range of 20 to 110 feet, are compact, portable and appropriate for small venues and truss mounting. The 4,500-watt model, which has a range of 300 to 600 feet, is a high-intensity xenon light followspot appropriate for large theatres, arenas and stadiums. Most of our followspots employ a variable focal length lens system which increases the intensity of the light beam as it is narrowed from flood to spot.

        In response to a segment of the marketplace demanding less expensive, smaller and more user-friendly products, we have introduced certain new followspots over the last few years. We now distribute an Italian manufactured followspot line called Canto. The Canto product line consists of seven basic models ranging in output from 250 watts to 2,000 watts. During 2010, we signed an agreement to be the exclusive distributor of the DTS line of lighting products in the United States. DTS is an Italian manufacturer that supplies us with a wide-range of entertainment and architectural lighting products. We also introduced two new lines of LED lighting fixtures during 2010. The first product line is marketed under the trademark name Solutions™. The line primarily is made up of two 650 watt fixtures. One, the Solutions 650, is a white LED fixture and the second, the 650C, is a color mixing RGB fixture. These lights are designed to fill a demand for efficient long-throw LED-based lighting solutions for the entertainment and architectural lighting marketplaces. The second new product line is marketed under the trademark name Neeva™. Neeva is a unique product that fulfills the promise of a highly controllable LED light source that is positioned at a modest cost. In 2011 we added two new models to the Neeva line and plan to add two additional models in 2012 taking advantage of the growing interest in LED lighting products.

Markets

        We sell our lighting products through a combination of a small direct sales force, dealer network and commissioned sales representatives to arenas, stadiums, theme parks, theatres, auditoriums and equipment rental companies. Our followspot products are marketed using the Strong® trademark and are used in over 100 major arenas throughout the world.

Strategy

        Our goal is to increase revenues from existing product lines by increasing market share and by increased emphasis on expanding our product offerings by developing new products and new distribution agreements. Our main focus is in the emerging LED market.

Competition

        The markets for our lighting products are also highly competitive. We compete in the lighting industry primarily on the basis of quality, price, branding and product line variety. Many of our competitors have significantly greater resources than Ballantyne.

Subsidiaries

        We have four wholly-owned operational subsidiaries: Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex, Inc. and Strong Westrex (Beijing) Trading Inc.

  •
  Strong Technical Services, Inc. was formed in 2006 to service the film and digital marketplace.

  •
  Strong/MDI Screen Systems, Inc. manufactures cinema screens and related accessories.

  •
  Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong.

  •
  Strong Westrex (Beijing) Trading Inc. a/k/a American West Beijing Trading Company, Ltd. is located in Beijing, China and is our sales and service business for China.

Backlog

        At December 31, 2011 and 2010, we had backlogs of $37.6 million and $24.0 million, respectively. Our backlog fluctuates from period to period and can be subject to cancellation. The dollar amount of our order backlog is therefore not considered by management to be a leading indicator of our expected sales in any particular fiscal period.

Manufacturing

        We manufacture cinema screens through our screen subsidiary in Joliette, Canada. These manufacturing operations consist of a 75,000 square-foot facility for the manufacture of cinema screen systems. These facilities include expanded PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state of the art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications.

        During the fourth quarter of 2011, we made a decision to exit the analog equipment manufacturing business and sell our Omaha-NE-based analog projector facility and manufacturing equipment. We will also continue to perform assembly work for certain of our products at either the current or new facility.

Quality Control

        We believe that our quality control procedures and the quality standards for the products we manufacture, distribute or service have contributed significantly to our reputation for high performance and reliability. The inspection of incoming materials and components as well as the testing of all of our products during various stages of the sales and service cycle are key elements of this program.

Patents and Trademarks

        We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We currently own one patent. We believe our success will not be dependent upon patent or trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the following trademarks to be of value to our business: Strong®, Strong Digital Systems®, Radiance®, Sky-Tracker®, Super Trouper®, Gladiator®, Solutions™, and Neeva™.

Employees

        We employed 236 persons on a full-time basis at December 31, 2011. Of these employees, 87 were considered manufacturing, 5 were executive, 72 were service related and 72 were considered sales and administrative. We are not a party to any collective bargaining agreement. During January 2012, we announced a strategic initiative which would reduce our workforce due a determination that the best course of action for long-term success and future growth opportunities was a focus on our equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business.

Environmental Matters

        We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of material into the environment. During 2001, we were informed by a neighboring company of likely contaminated soil on certain parcels of land adjacent to Ballantyne's main manufacturing facility in Omaha, Nebraska. The Environmental Protection Agency ("EPA") and the Nebraska Department of Health and Human Services subsequently determined that certain parcels of Ballantyne property had various levels of contaminated soil relating to a former pesticide company which previously owned the property and that burned down in the 1960's. During October 2004, Ballantyne agreed to enter into an Administrative Order on Consent ("AOC") to resolve the matter. The AOC holds Ballantyne and two other parties jointly and severally responsible for the cleanup. In this regard, the three parties have also entered into a Site Allocation Agreement by which they will divide past, current and future costs of the EPA, the costs of remediation and cost of long term maintenance. In connection with the AOC, we have paid our share of the costs. At December 31, 2011, we have provided for management's estimate of any future payments relating to this matter which are not material to the consolidated financial statements.

Executive Officers of the Company

        Gary Cavey, age 62, has been our President, CEO and a member of the Board of Directors since November 2010. Mr. Cavey succeeded John Wilmers, who is retired.

        Christopher Stark, age 51, assumed the responsibilities of VP-Operations in May of 2007 and is currently Senior Vice President and Chief Operating Officer.

        Ray F. Boegner, age 62, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles for our Company.

        Mary A. Carstens, age 55, assumed the role of CFO in July of 2011. Ms. Carstens previously worked for Belden, Inc. (NYSE:BDC), a global manufacturer of cable and networking products as CFO and VP of Belden's Asia Pacific Division.

        Kevin S. Herrmann, age 46, is currently a Vice President as well as our Corporate Secretary and Treasurer. Mr. Herrmann previously held the title of CFO in addition to the Corporate Secretary and Treasurer titles. Mr. Herrmann joined us in 1997 as Corporate Controller.

Information available on Ballantyne Website

        We make available free of charge on our website (www.strong-world.com) through a link to the Securities and Exchange Commission ("SEC") website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K. The Board of Directors has adopted the following governance documents which are also posted on our website:

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

Corporate Secretary Ballantyne Strong, Inc. 4350 McKinley Street Omaha, NE 68112

Financial Information About Geographic Areas

        The information called for by this item is included in Note 19 of our consolidated financial statements in this report.

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

Our future operating revenues could be impacted by lower demand for our digital products and installation services.

        The theatre exhibition industry is currently in the midst of a significant transformation from film to digital equipment. Theatre exhibition companies are retrofitting their existing complexes by removing the film equipment and replacing it with digital equipment. While we expect the conversion to digital cinema to continue for a period of time, there is no assurance that once the first conversion cycle is over, there will be additional replacements of existing digital systems. If we are unable to expand our revenues streams with other products and services, our future growth would be significantly curtailed.

        In addition, growth in the number of new movie screens may be adversely affected by the economy or other factors such as the global credit situation as the industry is very capital intensive. A lack of movie screen growth would lead to less demand for our products and would have a material adverse effect on our business, financial condition and results of operations.

Our financial results depend largely on the health of the theatre exhibition industry.

        In 2011, approximately 98% of our revenues resulted from sales to the theatre exhibition industry. The current transformation from analog to digital requires significant investment and there can be no assurance that our customers will be able to obtain a sufficient amount of this capital to continue the transformation. Without access to this capital, our theatre customers would be unable to purchase our products which would have a material adverse effect on our business, financial condition and results of operations. In addition, while the health of the theatre exhibition industry has improved significantly over the past few years, there are still risks in the industry which result in continued exposure to Ballantyne.

Interruptions of, or higher prices of components from our suppliers may affect our results of operations and financial performance.

        Our revenues are substantially dependent on the distribution of products supplied by various key suppliers. We believe we have good supplier relationships and that we are generally able to obtain adequate pricing and other terms from our suppliers. However, if we fail to maintain satisfactory relationships with them or if our suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business unless alternative manufacturing arrangements are secured.

If the current digital technology changes to a format not supported by the DLP cinema technology from Texas Instruments, we could lose our ability to participate fully in the digital cinema market place.

        We cannot provide assurance that there will be a continued demand for the DLP-based digital cinema products we distribute. There can be no assurance that other technologies developed, or being developed, by competing companies will not gain traction in the exhibition industry which could affect our ability to fully participate in the digital cinema market place. If we were forced to participate in digital cinema in ways other than being a distributor and service provider, we may have to leverage the Company. There is no assurance that we would be able to access sufficient capital.

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

        The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to increase in the future. Certain of the competitors for our digital equipment have significantly greater resources than we do. In addition, many of our competitors are manufacturing their own digital equipment, whereas, we employ a distribution business model through our distribution agreements with NEC, BARCO and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues. If we lose market share due to these issues, we may be unable to lower our cost structure quickly enough to offset the lost revenue. If we are unable to compete successfully, our business and results of operations will be seriously harmed.

Our business is subject to the economic and political risks of selling products in foreign countries.

        Sales outside the United States (mainly theatre sales) continue to be significant, accounting for approximately 22% of consolidated sales in fiscal 2011, which include $26.0 million of sales in China. This compared to 44% in 2010 and $34.9 million of sales in China. We are seeking to expand our share of foreign sales, which we expect will continue to account for a significant portion of our revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. A significant amount of our foreign sales are denominated in foreign currencies and amounted to $33.8 million in 2011. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are more subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency. We cannot assure that these factors will not adversely affect our foreign activities in the future.

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

        The current issues in the global credit markets and weak worldwide economies may continue to negatively impact the theatre and lighting markets we serve. This environment could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, including NEC and BARCO, which could affect our ability to secure product to meet our customers' demand.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

        Our top ten customers accounted for approximately 53% of our 2011 consolidated net revenues and were from the theatre segment. Trade accounts receivable from these customers represented approximately 48% of net consolidated receivables at December 31, 2011. Sales to CDF2 Holdings, LLC represented approximately 19% of total sales. Additionally, receivables from CDF2 Holdings, LLC. and NEC Financial Services, LLC represented approximately 12% and 15% of net consolidated receivables at December 31, 2011, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Security and privacy breaches could harm our business if we are affected by a cyber-attack.

        A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse business impact. The risks may include such items as:

  •
  Future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property

  •
  Operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities

  •
  Negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

The Company has recorded deferred tax assets that are subject to annual valuation testing.

        At December 31, 2011, we have recorded net deferred tax assets of $3.2 million. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse affect on our results of operations.

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

        Digital Link II, LLC, ("Digital Link II") was formed between Ballantyne and RealD for the purposes of commercializing certain 3D technology and to fund the deployment of digital projection systems to third party exhibitors. As of December 31, 2011, Digital Link II has deployed approximately $3.7 million of such projection equipment, net of accumulated depreciation of $1.2 million. Such equipment is subject to system use agreements with certain exhibitors whereby the exhibitors must purchase the equipment upon the occurrence of certain triggering events. However, if any of these exhibitors would file for bankruptcy protection or be unable to fulfill their commitments in other ways, Digital Link II would be forced to remove the equipment and attempt to resell such equipment. While Digital Link II has received certain down payments against this equipment, it is unclear at this time what the financial impact would be to the joint venture.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters, main manufacturing facility and NOC are located at 4350 McKinley Street, Omaha, Nebraska, where we own a building consisting of approximately 166,000 square feet on approximately 12.0 acres. The premises are used for offices, the manufacture, assembly and distribution of certain products, and operating the NOC. As discussed in other parts of this document, we plan to sell this facility in 2012 and relocate to a smaller location. In addition, our subsidiaries owned or leased the following facilities as of December 31, 2011.

  •
  Our Strong/MDI Screen Systems, Inc. subsidiary owns a 75,000 square-foot manufacturing plant in Joliette, Canada. The facilities are used for offices, manufacturing, assembly and distribution of the cinema screens. We believe this facility is well maintained and adequate for future needs.

  •
  Our Strong Westrex (Beijing) Trading Inc. subsidiary leases office and warehouse space in Beijing and certain other cities in China. The leases expire between May and December 2012.

  •
  We also lease office and warehouse space in Hong Kong. The leases expire between November 2012 and November 2014.

  •
  Strong Technical Services, Inc. leases a small administrative office on a month-by-month basis in Fall River, Massachusetts.

        We do not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or replacing them with equivalent leased facilities.

Item 3.    Legal Proceedings

        In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed and traded on the NYSE Amex under the symbol "BTN". The following table sets forth the high and low per share sale price for the common stock as reported by the NYSE Amex.

		High	Low
2011	First Quarter	$8.01	$6.18
	Second Quarter	7.28	4.69
	Third Quarter	4.77	3.08
	Fourth Quarter	4.23	2.76
2010	First Quarter	$5.89	$3.10
	Second Quarter	9.00	5.45
	Third Quarter	9.66	6.91
	Fourth Quarter	9.74	6.48
2009	First Quarter	$2.42	$0.88
	Second Quarter	3.27	1.80
	Third Quarter	3.88	2.02
	Fourth Quarter	3.98	3.08

        According to the records of our transfer agent, we had 161 stockholders of record of our common stock on March 5, 2012. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The last reported per share sale price for the common stock on March 5, 2012 was $5.03. We had 14,286,508 shares of common stock outstanding on March 5, 2012.

        On December 22, 2011, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). No repurchases were made during the fourth quarter of 2011, as reflected in the following table:

ISSUER REPURCHASES OF EQUITY SECURITIES(1)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands)
December 22 - December 31, 2011	—	$0.00	—	$8,000

(1)
Information for Stock Repurchase Program announced December 22, 2011, in maximum amount of $8 million.

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

Equity Compensation Plan Information

        The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	914,773	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	914,773	(1)

(1)
Includes 68,177 securities for the 2005 Stock Purchase Plan, 246,596 securities for our employee and director Restricted Stock Plans and 600,000 securities for our 2010 Long-Term Incentive Plan.

(2)
Amounts exclude 52,200 options to purchase our Common Stock granted to the current CEO and CFO outside of the Company's existing stock compensation plans pursuant to applicable regulations allowing for such grants.

 PERFORMANCE GRAPH

        The following graph compares Ballantyne Strong's cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500"), the Research Data Group, Inc. ("RDG") SmallCap Technology Index and a peer group consisting of the following issuers: AFP Imaging Corp. American Tonerserve Corp., Avid Technology, Inc., Chyron Corp., Eastman Kodak Company, Ikonics Corp., MDI, Inc., Swordfish Financial, Inc. and X-Rite, Inc. The Company has in good faith selected these peer issuers on the basis of their sharing the same SIC code (3861, Photographic Equipment & Supplies). The peer group total return was calculated using a weighted average market value. The graph assumes $100 was invested on December 31, 2006, and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ballantyne Strong, Inc., the S&P 500 Index, the RDG SmallCap Technology Index,
and SIC: 3861—PHOTOGRAPHIC EQUIPMENT & SUPPLIES

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11
Ballantyne Strong, Inc.	100.00	110.59	23.25	70.51	146.88	77.32
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
RDG SmallCap Technology	100.00	95.13	49.08	68.13	83.49	67.91
SIC: 3861—PHOTOGRAPHIC EQUIPMENT & SUPPLIES	100.00	85.46	26.99	21.57	29.75	10.97

Item 6.    Selected Financial Data(1)

	Years Ended December 31,
	2011	2010	2009	2008	2007
	$ in thousands
Statement of operations data
Net revenue	$184,433	$136,335	$72,146	$54,815	$51,486
Gross profit	$30,213	$24,739	$14,732	$8,794	$9,456
Net earnings (loss)	$10,347	$8,434	$2,071	$(3,034)	$228
Net earnings (loss) per share
Basic	$0.72	$0.60	$0.15	$(0.22)	$0.02
Diluted	$0.71	$0.59	$0.15	$(0.22)	$0.02
Balance sheet data
Working capital	$50,504	$40,400	$35,805	$21,810	$32,390
Total assets	$113,456	$92,031	$60,210	$51,113	$54,140
Total debt	$—	$—	$—	$—	$—
Stockholders' equity	$63,223	$52,376	$42,518	$38,835	$43,042

(1)
All amounts in thousands (000's) except per share data

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward- looking and reflect expectations for future Company performance. For these statements, the Company claims the protection of the safe harbor for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Overview

        We are a distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, assemble, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment lighting segment.

        We have two primary reportable core operating segments: theatre and lighting. Approximately 98% of fiscal year 2011 sales were from theatre products and approximately 2% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

        The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.6	81.9	79.6	84.0	81.6
Gross profit	16.4	18.1	20.4	16.0	18.4
Selling and administrative expenses(1)(2)	7.5	9.5	15.3	19.7	18.1
Income (loss) from operations	8.2	8.8	5.1	(7.4)	(0.8)
Net earnings (loss)	5.6	6.2	2.9	(5.5)	0.4

(1)
Amounts exclude goodwill impairment charges of $2.3 and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

(2)
Amounts for the year ended December 31, 2011 exclude severance charges of $1.3 million.

Corporate-wide restructuring

        In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consists of selling our Omaha, NE-based analog projector facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which will also house our Network Operations Center. It was determined that the best course of action for long-term success and future growth opportunities is a focus on our equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. The strategic initiative is expected to be completed by the end of 2012. In connection with the strategic initiative, we recorded a pre-tax severance charge of approximately $1.0 million in the fourth quarter pertaining to ongoing termination benefits, all of which will result in future cash expenditures in 2012.

2011 Compared to 2010

Revenues

        Net revenues during the twelve months ended December 31, 2011 rose 35.3% to $184.4 million from $136.3 million in 2010.

	2011	2010
	$ in thousands
Theatre
Products	$167,017	$125,044
Services	14,157	7,882

Total theatre revenues	181,174	132,926
Lighting	3,259	3,409

Total net revenues	$184,433	$136,335

Theatre Segment

        Sales of theatre products and services increased 36.3% to $181.2 million in 2011 from $132.9 million in 2010.

Digital Product Sales

        Sales of digital products rose 59.5% to $138.8 million from $87.0 million a year-ago due to the following:

  •
  A significant sale of digital equipment to a theatre customer which represented approximately 26% of digital product revenues during 2011.

  •
  A general increase in sales volume in the U.S as theatre exhibition companies continued to convert their theatre complexes to digital-based projection equipment.

  •
  Sales of lamps rose to $15.3 million from $5.8 million in 2010 while sales of servers rose to $14.3 million from $7.4 million a year-ago.

        We also continued to integrate projection equipment in our Omaha plant for a large exhibition customer. Revenues generated from the accessories we sell with the integration services increased to $8.6 million in 2011 from $5.0 million in 2010. We do expect this integration business to substantially decline after fiscal 2012 due to the exhibition customer's digital conversion being substantially completed.

Screen Product Sales

        Revenues from the sale of screens decreased 7.9% to $17.4 million in 2011 compared to $18.9 million a year-ago primarily due to lower demand for digital 3D screens. Sales were at record levels in 2010 as exhibition companies pushed to capture the relative new 3D movie Box Office during the 2010 period. We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special "silver" screens that we manufacture.

Film Product Sales

        The transition to digital cinema has impacted sales of film equipment, accessories and replacement parts and these products are expected to further decline in future periods. As expected, sales declined year-over-year as follows:

  •
  Sales of projection equipment declined to $5.7 million from $10.9 million.

  •
  Replacement part sales declined to $3.6 million from $4.7 million.

  •
  Sales of lamps declined to $1.5 million from $3.4 million.

Service Revenues

        Service revenues increased 79.7% to $14.2 million from $7.9 million in 2010 resulting from increased demand for installation, maintenance and other services pertaining to the digital conversion. Digital service revenues rose to $13.1 million from $5.6 million in 2010 as the rollout is creating opportunities for our service group to sell a range of services including, but not limited to, installations, after-sale maintenance, repairs, cabling, wiring and NOC services.

        The industry transition to digital is affecting revenues from servicing film equipment which declined to $1.1 million from $2.3 million in 2010.

Lighting Segment

        Sales of lighting products declined slightly to $3.2 million from $3.4 million during 2010 due to lower demand for follow spotlights. Lighting products have been impacted by the effects of economic conditions as a significant portion of the business is dependent on the construction or improvements of stadiums and auditoriums around the world.

Foreign Revenues

        Foreign revenues (primarily from the theatre segment) fell to $41.1 million from $60.1 million in 2010 resulting in large part to sales volume in Mainland China decreasing to $26.0 million from $34.9 million in 2010. The results out of China reflect increased competition and the shifting of scheduled installations due to changing theatre construction timelines. However, we believe there are future growth opportunities in China going forward and we continue to allocate resources to add sales and service offices throughout the Mainland. We also experienced lower sales volume in South America, Canada, Mexico and Europe. The results were primarily due to the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

        Consolidated gross profit increased 22.1% to $30.2 million from $24.7 million in 2010 but as a percent of total revenue decreased to 16.4% from 18.1% in 2010. Gross profit in the theatre segment increased to $29.2 million from $23.8 million in 2010 but as a percentage of theatre sales decreased to 16.1% from 17.9% a year-ago. The higher gross profit was due to the increase in sales volume while the decline in gross margin is reflective of:

  •
  Higher sales of digital products which carry substantially higher revenue price points but lower gross margins than our other products and services.

  •
  Lower screen revenues which carry higher manufacturing margins.

  •
  Lower revenues from film replacement parts which historically carry strong margins.

        The gross profit in the lighting segment amounted to $1.0 million or a gross margin of 30.9% compared to $0.9 million or a gross margin of 27.4% during 2010. The results primarily reflect a favorable product mix during 2011.

Selling Expenses

        Selling expenses increased 3.0% to $3.9 million from $3.8 million in 2010 but as a percent of total revenue declined to 2.1% from 2.8% a year-ago. The results principally reflect additional personnel and their associated costs to expand our domestic sales and service marketing efforts and to expand our sales offices in Mainland China.

Administrative Expenses

        Administrative expenses rose 22.5% to $11.1 million in 2011 from $9.1 million in 2010 but as a percent of total revenue decreased to 6.0% from 6.7% in 2010. The increase in expenses was due to severance charges of $1.3 million during the year coupled with additional personnel and related costs necessary to manage the significant growth in revenue experienced during the year. Approximately

$1.0 million of the severance charges occurred in the fourth quarter and were a result of a strategic initiative to refocus certain key areas of our Company as discussed throughout this document.

Segment Operating Income

        We generated operating income in the theatre segment of $22.8 million in 2011 compared to $17.8 million in 2010. The results reflect an increase in business where product revenues rose 33.6%. We also generated significantly higher operating profit from our service business which increased to $2.4 million from $0.6 million a year ago on a revenue increase of 79.6%.

        Operating income from the lighting segment rose to $0.2 million from less than $0.1 million in 2010 due to a favorable product mix.

Other Financial Items

        Our results for 2011 reflect a loss of $0.2 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC compared to income of $0.6 million in 2010. The change from 2010 reflect less sales of equipment by the LLC to customers for projectors previously held in the LLC compared to 2010. The loss in the current year primarily is a result of depreciation expense.

        Other income amounted to $0.1 million in 2011 compared to expense of $0.2 million in 2010. The results primarily reflect the impact of foreign exchange gains and losses due primarily to the U.S. dollar fluctuating against the Canadian dollar from year-to-year.

        We recorded income tax expense of approximately $4.7 million in 2011 compared to $4.0 million in 2010. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment income (losses)) was approximately 31.3% for 2011 and 31.9% in 2010. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. In addition, our effective rate was lower than the prior year period in part due to estimates for certain Canadian tax credits.

        For the reasons outlined herein, we generated net earnings of approximately $10.4 million and basic and diluted earnings per share of $0.72 and $0.71 in 2011, respectively compared to $8.4 million and basic and diluted earnings per share of $0.60 and $0.59 in 2010, respectively.

2010 Compared to 2009

Revenues

        Net revenues during the twelve months ended December 31, 2010 rose to $136.3 million from $72.1 million in 2009.

	2010	2009
	$ in thousands
Theatre
Products	$125,044	$65,186
Services	7,882	3,811

Total theatre revenues	132,926	68,997
Lighting	3,409	3,122
Other	—	27

Total net revenues	$136,335	$72,146

Theatre Segment

        Sales of theatre products and services increased to $132.9 million in 2010 from $69.0 million in 2009.

Digital Product Sales

        Sales of digital products rose to $87.0 million in 2010 from $27.9 million in 2009 as the industry change from analog to digital projection increased during 2010, primarily in the U.S. and China. The growth in business in the U.S. was primarily driven by customers taking advantage of the opportunities that digital technology offers such as the ability to show 3D movies among other items. The growth in China resulted not only from converting analog equipment to digital but also due to the construction of new theatre complexes in China. The majority of the increase in digital sales resulted from sales of digital projectors and certain accessories; however, sales of digital lamps also rose from $3.0 million in 2009 to $5.8 million in 2010 while sales of digital servers rose to $7.4 million from $1.2 million in 2009. We also began to integrate projection equipment in our Omaha plant where we consolidate and test digital equipment. Revenues generated from the product sold as part of this business was $5.0 million during 2010.

Film Product Sales

        The transition to digital cinema has negatively impacted sales of film equipment, accessories and replacement parts. The following is a summary of the year-over-year results:

  •
  Sales of projection equipment declined to $10.9 million in 2010 from 12.0 million in 2009.

  •
  Replacement part sales declined to $4.7 in 2010 million from $6.8 million in 2009.

  •
  Sales of lamps declined to $3.4 million in 2010 from $6.0 million in 2009.

Screen Product Sales

        Revenues from the sale of screens rose to $18.9 million in 2010 compared to $12.2 million in 2009 due to the substantial demand for digital 3D screens as theatres expanded the number of screens that can project 3D images. Sales were at record levels for this product line during 2010 due to the higher demand for special "silver" screens needed for certain digital 3D applications. This demand is the result of both our customers wanting to show more movies in digital 3D coupled with more 3D movies being available from the Hollywood studios. In addition, sales of large format screens to IMAX were also higher in 2010 than 2009.

Service Revenues

        Service revenues increased to $7.9 million during 2010 from $3.8 million in 2009. Revenues generated from servicing film equipment were $2.3 million during 2010 compared to $2.6 million during 2009 while revenues generated from servicing digital equipment increased to $5.6 million in 2010 compared to $1.2 million in 2009. The results reflect increased demand for installation and maintenance services pertaining to the conversion from analog to digital projectors by our customers primarily in the U.S. As discussed in relation to digital product sales, we recognized service revenues of $0.3 million associated with the integration of digital projection equipment in the Omaha plant during 2010.

Lighting Segment

        Sales of lighting products rose to $3.4 million during 2010 from $3.1 million in 2009. Sales of follow spotlights rose to $2.0 million from $1.8 million in 2009. Sale of skytrackers rose to $0.2 million from $0.1 million in 2009, while replacement part sales rose from $0.6 million in 2009 to $0.7 million in 2010. Sales of all other lighting products, including but not limited to xenon lamps, britelights and LED products amounted to $0.5 million in 2010 compared to $0.7 million in 2009.

Foreign Revenues

        Sales outside the United States increased to $60.1 million in 2010 from $33.2 million in 2009 resulting primarily from increased demand in China and South America where sales increased by $23.4 million and $5.6 million, respectively. The increased demand in China resulted from theatres chains retrofitting their current operations with digital equipment as well as the growth of new theatre complexes. Sales in South America were driven primarily by existing theatre complexes retrofitting their equipment to digital in order to take advantage of the 3D technology. These sales were partially offset by a decrease in sales in Mexico of $2.6 million year over year. Sales in all other regions including Canada, Europe, Asia (excluding China) and all other regions were relatively flat year over year all together driving a net increase of $0.5 million in sales. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

        Consolidated gross profit increased 67.9% to $24.7 million in 2010 from $14.7 million in 2009 but as a percent of total revenue decreased to 18.1% in 2010 from 20.4% in 2009. Gross profit in the theatre segment increased to $23.8 million in 2010 from $13.8 million in 2009 but as a percentage of theatre sales decreased to 17.9% in 2010 from 20.0% in 2009. The decrease in gross margin resulted from increased sales of digital projection equipment which carry lower margins but substantially higher revenue price points than our other products. The lower digital projection margins were offset to a degree by improved margins from our screen and service business due primarily to the increased volume of sales from these businesses due the conversion to digital cinema.

        The gross profit in the lighting segment amounted to $0.9 million or 27.4% of lighting revenues in 2010 compared to $0.9 million or 28.5% of lighting revenues in 2009. The results reflect relatively flat sales year over year.

Selling Expenses

        Selling expenses increased 31.2% to $3.8 million in 2010 from $2.9 million in 2009 but as a percent of total revenue declined to 2.8% in 2010 from 4.0% in 2009. The results reflect an increase in personnel and associated costs coupled with increases in commission expenses due to the increase in product and services demand.

Administrative Expenses

        Administrative costs rose to $9.1 million in 2010 from $8.1 million in 2009 but as a percent of total revenue decreased to 6.7% in 2010 from 11.3% in 2009. The increase in expenses is primarily due to the growth in personnel and related costs necessary to manage the significant growth in revenue experienced during the year.

Other Financial Items

        Our results for 2010 reflect a gain of $0.6 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC. This gain compares to the loss of $0.9 million in 2009 and was due to the sale of equipment by the LLC to customers for projectors previously held in the LLC.

        Other expense amounted to $0.2 million in 2010 compared to $0.1 million in 2009. The results primarily reflect the impact of transaction losses arising from foreign exchange fluctuations during the year due to the U.S. dollar weakening against the Canadian dollar.

        We recorded income tax expense of approximately $4.0 million in 2010 compared to $0.7 million in 2009. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings (losses)) was approximately 31.9% in 2010 and 24.7% in 2009. The effective tax rate change from year to year results primarily from differing foreign and U.S. tax rates applied to respective pre-tax earnings amounts by tax jurisdiction.

        For the reasons outlined herein, we generated net earnings of approximately $8.4 million and basic and diluted earnings per share of $0.60 and $0.59 in 2010, respectively, compared to net earnings of $2.1 million and basic and diluted earnings per share of $0.15 in 2009.

Liquidity and Capital Resources

        During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2011 with total cash and cash equivalents of $39.9 million compared to $22.3 million at December 31, 2010.

        We are a party to a $20 million Revolving Credit Agreement and Note (collectively, the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"). We may request an increase in the Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Credit Agreement are to be used for working capital purposes and for other general corporate purposes. Our accounts receivable, general intangibles and inventory secure the Credit Agreement. We plan to renew the credit facility prior to its expiration.

        Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.625% at December 31, 2011). Interest is paid on a monthly basis. We pay a fee of 0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2012 at which time all unpaid principal and interest would be due. Borrowings available under the Credit Agreement were temporarily reduced to $18.2 million at December 31, 2011 due to outstanding standby letters of credit of $1.8 million.

        The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants pertain to maintaining a ratio of total liabilities to tangible net worth of less than 2 to 1 and net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company, as defined, all amounts due there under may be declared to be immediately due and payable. Since the inception of the Revolving Credit Agreement, no amounts have been borrowed.

        In connection with the strategic initiative discussed in this document, we reclassified our Nebraska-based analog projector facility, corporate headquarters and manufacturing equipment to being held for sale. The assets were recorded at their carrying value of $1.8 million at December 31, 2011 as it was lower than the assets fair value, less costs to sell. The Company expects the net financial impact of the sale of the real estate and equipment to result in a gain to the Company at the time these assets are ultimately sold.

        Net cash provided by operating activities amounted to $20.1 million during 2011 compared to $3.6 million during the same period a year-ago. The results reflect a $1.9 million increase in net earnings coupled with changes in certain working capital items. A decrease in inventory balances during 2011 of $13.7 million represented the largest source of cash during the year compared to a $15.3 million use of cash a year-ago. The other primary source of cash from working capital was an increase in accruals for income taxes of $2.1 million during the year. The primary uses of cash during 2011 came from accounts, notes and unbilled receivables increasing $12.0 million resulting primarily from the substantial increase in revenue this year coupled with the issuance of $2.1 million in long-term notes receivables during the year.

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

        Net cash used in investing activities amounted to $2.8 million in 2011 compared to $5.7 million in 2010. Investing activities during 2011 were primarily due to capital expenditures. Investing activities during 2010 resulted from capital expenditures of $6.8 million offset by a $0.9 million return of capital from our 44.4%-owned joint venture with RealD. The capital expenditures in both periods primarily pertain to the expansion of our screen manufacturing plant in Canada.

        Net cash used in investing activities amounted to $5.7 million in 2010 compared to cash provided by investing of $9.4 million in 2009. The decrease of $15.1 million is attributable to the liquidation of $10.0 million in investments in 2009 that did not recur in 2010 as well as the increase in capital expenditures of $6.8 million in 2010 compared to $0.9 million in 2009. Capital expenditures in 2010 primarily included the purchase of the land and building at our screen business in Canada, the expansion of that facility and the construction of the Network Operating Center at our headquarters.

        Net cash provided by financing activities amounted to $0.6 million during both 2011 and 2010 periods, respectively. The activities were due to Common Stock issuances under our equity compensation plans coupled with certain tax benefits from share-based arrangements.

        Net cash provided by financing activities totaled $0.6 million in 2010 compared to $0.03 million in 2009. The activities in both periods were due to Common Stock issuances under our equity compensation plans coupled with certain tax benefits from share-based arrangements.

Transactions with Related and Certain Other Parties

        There were no transactions with related and certain other parties during 2011.

Financial Instruments and Credit Risk Concentrations

        Our top ten customers accounted for approximately 53% of our 2011 consolidated net revenues and were primarily from the theatre segment. Trade accounts receivable from these customers represented approximately 48% of net consolidated receivables at December 31, 2011. Sales to CDF2 Holdings, LLC represented approximately 19% of total sales. Additionally, receivables from CDF2 Holdings, LLC and NEC Financial Services, LLC represented approximately 12% and 15% of net consolidated receivables at December 31, 2011, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers' financial condition or use letters of credit.

Hedging and Trading Activities

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiary in Canada. In certain instances, the Company may enter into foreign exchange contracts to manage a portion of this risk. For the period ended December 31, 2011, the Company had recorded approximately $0.3 million of realized and unrealized losses associated with these contracts in its consolidated statement of operations.

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

Off Balance Sheet Arrangements and Contractual Obligations

        Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	$ in thousands
Postretirement benefits	181	17	18	20	20	21	85
Operating leases	730	332	216	182	—	—	—

Contractual cash obligations	$911	349	234	202	20	21	85

  (1)
  The schedule above excludes the following items:

  •
  We have issued $1.8 million in standby financial letters of credit to our subsidiary in Asia which expire during 2012. We do not expect to make any future payments pertaining to the letters of credit.

  •
  We have accrued approximately $0.2 million of unrecognized tax benefits recorded in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of December 31, 2011. Amounts for which the year of settlement occurs cannot be reasonably estimated.

        There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

        Generally, our business exhibits a moderate level of seasonality.

Legal

        See Note 17 to the consolidated financial statements, and Item 3 of this report, for a description of legal matters.

Inflation

        We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Current-Year Adoption of Recent Accounting Pronouncements

        See Note 2 to the consolidated financial statements for a discussion regarding our adoption of accounting pronouncements.

Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. We are currently evaluating the impact of the adoption of the guidance on our consolidated financial statements.

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

Revenue Recognition

        We recognize revenue when all of the following circumstances are satisfied:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectability is reasonably assured

        We recognize revenue when these criteria have been met and when title and risk of loss transfers to the customer. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value. For services, revenue is recognized when the services have been rendered. Unbilled revenue represents revenue recognized in accordance with the Company's revenue recognition policy for which the invoice has not been processed and sent to the customer.

        Costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling fees billed to customers are reported in revenue. Shipping and handling costs incurred by the Company are included in cost of sales. Estimates used in the recognition of revenues and cost of revenues include, but are not limited to, estimates for product warranties, price allowances and product returns.

Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to customer demand and the development of new technology, which could make our theatre and lighting products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future; however, operating margins may suffer if they are unable to effectively manage these risks.

Income Taxes

        Income taxes are accounted for under the asset and liability method. We use an estimate of our annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing whether the deferred tax assets are realizable management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, we have recorded net deferred tax assets of $3.2 million. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse affect on our results of operations.

        We follow the guidance in ASC 740 Income Taxes as it pertains to uncertain tax positions. The guidance requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.

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

        Interest Rates—We have a variable interest rate credit facility, however, we have no outstanding balances as of December 31, 2011. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are primarily related to our China and Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. At December 31, 2011, we had outstanding Canadian foreign currency forward contracts to sell $4.8 million Canadian at fixed prices which will settle during the first quarter of 2012.

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

        The Audit Committee of the Board of Directors, composed of five non-employee directors, is responsible for recommending to the Board of Directors the independent accounting firm to be retained each year. The Audit Committee meets regularly and when appropriate separately, with the independent auditors and management to review the Company's performance. The independent auditors and the Audit Committee have unrestricted access to each other in the discharge of their responsibilities.

/s/ GARY L. CAVEY Gary L. Cavey President, Chief Executive Officer and Director
/s/ MARY A. CARSTENS Mary A. Carstens Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

        We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 12, 2012

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	$ and shares in thousands, except par values
Assets
Current assets:
Cash and cash equivalents	$39,889	$22,250
Accounts receivable (less allowance for doubtful accounts of $142 in 2011 and $306 in 2010)	30,579	16,379
Unbilled revenue	2,586	7,057
Inventories, net	14,920	28,603
Recoverable income taxes	793	5
Deferred income taxes	1,961	2,128
Other current assets	5,692	2,990

Total current assets	96,420	79,412
Investment in joint venture	1,849	2,070
Property, plant and equipment, net	9,419	9,750
Property held for sale	1,810	—
Intangible assets, net	262	701
Notes receivable	2,062	—
Deferred income taxes	1,596	76
Other assets	38	22

Total assets	$113,456	$92,031

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,924	$30,751
Other accrued expenses	4,820	3,890
Customer deposits/deferred revenue	5,037	2,850
Income tax payable	4,135	1,521

Total current liabilities	45,916	39,012
Deferred revenue	3,569	—
Deferred income taxes	397	266
Other accrued expenses, net of current portion	351	377

Total liabilities	50,233	39,655
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,667 and 16,453 shares at December 31, 2011 and December 31, 2010, respectively; 14,512 and 14,313 shares outstanding at December 31, 2011 and 2010, respectively	167	164
Additional paid-in capital	37,234	36,241
Accumulated other comprehensive income (loss):
Foreign currency translation	(137)	260
Minimum pension liability	81	80
Retained earnings	41,361	31,014

	78,706	67,759
Less 2,155 and 2,140 of common shares in treasury, at cost	(15,483)	(15,383)

Total stockholders' equity	63,223	52,376

Total liabilities and stockholders' equity	$113,456	$92,031

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	$ and shares in thousands, except per share amounts
Net revenues	$184,433	$136,335	$72,146
Cost of revenues	154,220	111,596	57,414

Gross profit	30,213	24,739	14,732
Selling and administrative expenses:
Selling	3,935	3,822	2,914
Administrative	11,106	9,069	8,148

Total selling and administrative expenses	15,041	12,891	11,062
Gain on transfer of assets	—	172	—
Gain (loss) on sale or disposal of assets	11	(22)	(17)

Income from operations	15,183	11,998	3,653
Equity in income (loss) of joint venture	(189)	582	(890)
Other income (expense), net	71	(188)	(13)

Earnings before income taxes	15,065	12,392	2,750
Income tax expense	(4,718)	(3,958)	(679)

Net earnings	$10,347	$8,434	$2,071

Basic earnings per share	$0.72	$0.60	$0.15

Diluted earnings per share	$0.71	$0.59	$0.15

Weighted average shares outstanding:
Basic	14,427	14,163	14,003

Diluted	14,485	14,371	14,161

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	$ and shares in thousands
Balance at December 31, 2008	$162	35,085		20,509	(15,383)	(1,539)	38,834
Comprehensive Income:
Net income	—	—	2,071	2,071			2,071
Foreign currency translation	—	—	605			605	605
Unrealized gain on investments in securities, net of tax	—	—	742			742	742
Adjustment to minimum pension liability	—	—	17			17	17

Comprehensive income			3,435

Issuance of 100 shares of common stock under the restricted stock plans	1	34		—	—	—	35
Issuance of 16 shares of common stock under the employees stock purchase plan	—	28		—	—	—	28
Stock compensation expense	—	186		—		—	186

Balance at December 31, 2009	$163	35,333		22,580	(15,383)	(175)	42,518
Comprehensive Income:
Net income			8,434	8,434			8,434
Foreign currency translation			546			546	546
Unrealized gain on investments in securities, net of tax	—	—	—			—
Adjustment to minimum pension liability	—	—	(31)			(31)	(31)

Comprehensive income			8,949

Issuance of 106 shares of common stock upon exercise of stock options	1	358					359
Issuance of 51 shares of common stock under the restricted stock plans	—	151					151
Issuance of 12 shares of common stock under the employees stock purchase plan	-—	36					36
Income tax benefit related to stock option plans		156					156
Stock compensation expense		207					207

Balance at December 31, 2010	$164	36,241		31,014	(15,383)	340	52,376
Comprehensive Income:
Net income			10,347	10,347			10,347
Foreign currency translation			(397)			(397)	(397)
Adjustment to minimum pension liability			1			1	1

Comprehensive income			9,951

Treasury share purchase of 15 shares					(100)		(100)
Issuance of 172 shares of common stock upon exercise of stock options	2	276					278
Issuance of 34 shares of common stock under the restricted stock plans	1	163					164
Issuance of 8 shares of common stock under the employees stock purchase plan	—	25					25
Income tax benefit related to stock option plans		359					359
Stock compensation expense	—	170					170

Balance at December 31, 2011	$167	37,234		41,361	(15,483)	(56)	63,223

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	$ in thousands
Cash flows from operating activities:
Net earnings	$10,347	$8,434	$2,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	(14)	128	32
Provision for obsolete inventory	(216)	395	523
Provision for warranty	418	844	289
Depreciation and amortization	1,757	1,490	1,753
Equity in (income) loss of joint venture	189	(582)	890
Loss on forward contracts	306	106	48
Loss (gain) on disposal or transfer of assets	(11)	(150)	16
Deferred income taxes	(1,211)	242	709
Share-based compensation expense	373	381	379
Excess tax benefits from share-based arrangements	(359)	(156)	—
Changes in assets and liabilities:
Accounts and notes receivable	(16,480)	(7,273)	(1,876)
Unbilled revenue	4,471	(5,163)	(1,894)
Inventories	13,675	(15,308)	(3,930)
Consignment inventory	9	(348)	(476)
Other current assets	(2,761)	(2,112)	(307)
Accounts payable	1,418	20,774	3,320
Other accrued expenses	197	(843)	(201)
Customer deposits/deferred revenue	5,774	548	1,072
Current income taxes	2,133	2,239	(51)
Other assets	37	(3)	—

Net cash provided by operating activities	20,052	3,643	2,367

Cash flows from investing activities:
Investment in joint venture/return of investment	—	888	—
Decrease in restricted investments	—	239	259
Capital expenditures	(2,886)	(6,812)	(908)
Proceeds from sale of assets	88	26	2
Proceeds from sales of investments in securities	—	—	10,025

Net cash provided by (used in) investing activities	(2,798)	(5,659)	9,378

Cash flows from financing activities:
Proceeds from employee stock purchase plan	25	36	28
Proceeds from exercise of stock options	178	359	—
Excess tax benefits from share-based arrangements	359	156	—

Net cash provided by financing activities	562	551	28
Effect of exchange rate changes on cash and cash equivalents	(177)	126	391

Net increase (decrease) in cash and cash equivalents	17,639	(1,339)	12,164
Cash and cash equivalents at beginning of year	22,250	23,589	11,425

Cash and cash equivalents at end of year	$39,889	$22,250	$23,589

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

1.    Basis of Presentation

Business Description

        Ballantyne Strong, Inc. ("Ballantyne" or the "Company"), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., and Strong Westrex (Beijing) Trading Inc., design, develop, manufacture, service and distribute theatre and lighting systems. The Company's products are distributed to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

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

2.    Summary of Significant Accounting Policies

Revenue Recognition

        The Company recognizes revenue when all of the following circumstances are satisfied:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or services have been rendered

  •
  The seller's price to the buyer is fixed or determinable

  •
  Collectability is reasonably assured

        The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. If an arrangement involves multiple deliverables, the items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value. For services, revenue is recognized when the services have been rendered. Revenues from service and support contracts is deferred and recognized as earned ratably over the service coverage periods. Unbilled revenue

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

represents revenue recognized in accordance with the Company's revenue recognition policy for which the invoice had not been processed and sent to the customer. Revenue is generally recognized upon shipment of the product, however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product as the Company legally retains the risk of loss on these transactions until such time. Estimates used in the recognition of revenues and cost of revenues include, but are not limited to, estimates for product warranties, price allowances and product returns.

        Costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling fees billed to customers are reported in revenue. Shipping and handling costs incurred by the Company are included in cost of sales.

Accounts and Notes Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.The Company maintained an allowance for doubtful accounts of $0.1 million and $0.3 million at December 31, 2011 and 2010, respectively. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

        Notes receivables are recorded at estimated fair value which approximated carrying value at December 31, 2011 and accrue interest at 15%. The Company estimates allowances for doubtful accounts based on the Company's best estimates of the amount of probable credit losses pertaining to the notes receivables.

        Changes in reserves for doubtful accounts are reflected in operating cash flows as an adjustment to net income. Past due accounts are written off for accounts and notes receivable when our efforts have been unsuccessful in collecting amounts due.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory based on management's review of inventories on hand compared to estimated future usage and sales, technological changes and product pricing.

        Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Revenues are subsequently recorded in accordance with the Company's normal revenue recognition policies. Consignment inventory is reviewed for impairment by comparing the inventory to the estimated future usage and sales. Digital and lighting equipment on consignment amounted to approximately $0.5 million at December 31, 2011 and $0.7 million at December 31, 2010.

Intangible Assets

        The Company's amortizable intangibles which are subject to recovery consist of trademarks, customer relationships and non-competition agreements which have a carrying value of $0.3 million at

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

December 31, 2011. We evaluate our intangible assets for impairment when there is evidence that events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations.

Property, Plant and Equipment

        Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes, assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, 3 to 10 years for machinery and equipment, 7 years for furniture and fixtures and 3 years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 "Property, Plant and Equipment". The recoverability of property, plant and equipment is based on management's estimates of future undiscounted cash flows and these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over their fair value.

        The Company incurs maintenance costs on all its major equipment. Repair and maintenance costs are expensed as incurred.

Assets Held For Sale

        The Company classifies certain assets as held for sale. Upon classification as held for sale, the asset is measured at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. To the extent the Company is unable to sell the assets at or above the carrying amount, an impairment loss is recorded for the excess of the carrying amount over the fair value less costs to sell.

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

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        The Company's uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

Other Taxes

        Sales taxes assessed by governmental authorities including sales, use, and excise taxes are on a net basis and therefore the presentation of these taxes is excluded from revenues and is shown as a liability on the balance sheet until remitted to the appropriate taxing authorities.

Research and Development

        Research and development related costs are charged to operations in the period incurred. Such costs amounted to approximately $0.5 million, $0.9 million and less than $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

        Advertising and promotional costs are expensed as incurred and amounted to approximately $0.9 million for the year ended December 31, 2011 and $0.8 million for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial and Derivative Instruments

        The Company follows the Financial Accounting Standards Board (FASB) issued authoritative guidance, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in the FASB guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

        The FASB guidance establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 —	inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities
•	Level 2 —	inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
•	Level 3 —	inputs to the valuation techniques are unobservable for the assets or liabilities

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        The following table presents the Company's financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$39,889	$—	$—	$39,889
Foreign currency forward contracts	$—	$4,723	$—	$4,723
Notes Receivable	$—	$—	$2,062	$2,062

        The following table presents the Company's financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$22,250	$—	$—	$22,250
Foreign currency forward contracts	$—	$3,100	$—	$3,100

        The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

        All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase.

Earnings Per Common Share

        Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides reconciliation between basic and diluted earnings per share:

	Years Ended December 31,
	2011	2010	2009
	$ in thousands
Basic earnings per share:
Earnings applicable to common stock	$10,347	$8,434	$2,071
Weighted average common shares outstanding	14,427	14,163	14,003

Basic earnings per share	$0.72	$0.60	$0.15

Diluted earnings per share:
Earnings applicable to common stock	$10,347	$8,434	$2,071
Weighted average common shares outstanding	14,427	14,163	14,003
Assuming conversion of options and restricted stock awards outstanding	58	208	158

Weighted average common shares outstanding, as adjusted	14,485	14,371	14,161

Diluted earnings per share	$0.71	$0.59	$0.15

        Options to purchase 52,200, 50,000 and 118,125 shares of common stock at weighted average prices of $8.14, $8.32 and $4.55 were outstanding as of December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per shares as the option's exercise price was greater than the average market price of the common shares for the respective period. The options for 2009 were exercised during 2011 and the options for 2010 and 2011 expire between November 2020 and July 2021. In addition, 10,200 shares of restricted stock were excluded from the diluted EPS calculation as of December 31, 2010 as these shares were anti-dilutive.

Stock Compensation Plans

        The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted and shares issued under the employee stock purchase plan is calculated using the Black- Scholes option pricing model. Share-based compensation cost that has been included in income from operations amounted to $0.4 million for each of the twelve months ended December 31, 2011, 2010 and 2009, respectively. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2011 and 2010.

Post-Retirement Benefits

        The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the balance sheet, measures the plan's assets and its obligations that determine its funded status as of December 31, and recognizes the changes in the funded status through comprehensive income in the year in which the changes occur.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

Foreign Currency Translation

        For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive income within the consolidated statements of changes in shareholder's equity and comprehensive income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

Warranty Reserves

        The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. In most instances the digital products are covered by the manufacturing firm's OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer's warranty for certain digital products. The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary. The following table summarizes warranty activity for the three years ended December 31, 2011.

($ in thousands)
Warranty accrual at December 31, 2008	$492
Charged to expense	289
Amounts written off, net of recoveries	(418)
Foreign currency translation adjustment	15

Warranty accrual at December 31, 2009	$378
Charged to expense	841
Amounts written off, net of recoveries	(378)
Foreign currency translation adjustment	7

Warranty accrual at December 31, 2010	$848
Charged to expense	546
Amounts written off, net of recoveries	(379)
Foreign currency translation adjustment	13

Warranty accrual as of December 31, 2011	$1,028

Contingencies

        The Company accrues for contingencies when its assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company's estimates are based on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from the Company's estimates resulting in an impact, positive or negative, on earnings.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

Current-Year Adoption of Accounting Pronouncements

        There were no accounting pronouncements adopted by the Company during the twelve months ended December 31, 2011 that had a material impact on the Company's financial statements or disclosures.

Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. The Company is currently evaluating the impact of the adoption of the guidance on the consolidated financial statements.

3.    Digital Link II Joint Venture

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

Balance Sheet	December 23, 2011	December 24, 2010
	($ in thousands)
Current assets	$3,758	$3,316
Non-current assets	3,723	9,419
Current liabilities	1,890	3,011
Non-current liabilities	1,588	5,361
Equity	$4,003	$4,363

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

Statement of Operations	2011	2010	2009
	($ in thousands)
Revenue	$5,669	$8,240	$22
Cost of sales	(5,709)	(6,455)	(1,553)
Selling and administrative expenses	(159)	(258)	(295)

Operating income (loss)	(199)	1,527	(1,826)
Other expense	(161)	(358)	(270)

Net income (loss)	$(360)	$1,169	$(2,096)

        The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC's financial statements as of December 23, 2011. The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year end with that of its majority interest holder, RealD.

        The Company's portion of loss of the LLC was $0.2 million for the year ended December 31, 2011 as compared to the portion of income of the LLC of approximately $0.6 million for the year ended December 31, 2010 and a loss of $0.9 million for the year ended December 31, 2009.

        The Company sold digital theatre projection equipment, in the normal course of business, to the LLC for approximately $4.7 million and $2.2 million during the twelve months ended December 31, 2010 and 2009, respectively. The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company was $4.1 million and $1.2 million during the twelve months ended December 31, 2010 and 2009, respectively. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. The total receivable balance due from the LLC was insignificant at December 31, 2011 and 2010. There were no sales to the LLC for the year ended December 31, 2011.

        During the third quarter of 2011, the LLC made a significant sale of equipment to certain third party customers that resulted in a pre-tax gain of approximately $0.8 million. During the second quarter of 2010, the LLC made a significant sale of equipment to a third party customer that resulted in the LLC recording a pre-tax gain on the sale of assets of approximately $2.8 million.

        During the third quarter of 2010 the Company received a $0.9 million return of the investment in the LLC. The Company received no distributions from the LLC during 2011.

Guarantees

        The Company had provided guarantees to notes payable of $1.2 million at December 31, 2010 entered into by the LLC to finance digital projection equipment deployed in the ordinary course of business and had recorded an insignificant liability for the fair value of the obligations undertaken by issuing the guarantees. Under the terms of the guarantees, the Company would have been required to pay the obligation had the LLC been in default of its loans or contract terms. During the third quarter of 2011, the LLC paid off all notes payable effectively ending the Company's guarantee obligations.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

4.    Investments

        Prior to 2010, the Company had certain investments in auction-rate securities which were classified as available-for-sale securities and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In June 2009, the Company entered into a settlement agreement with a financial institution with whom the Company had a banking relationship to sell, at the Company's option, all or a portion of its outstanding auction-rate securities ("ARS") at par, plus accrued interest. The settlement agreement provided for a provision on confidentiality and a release of the financial institution from claims related to the Company's purchase, ownership and sale of the securities. Subsequently, in June 2009, the Company sold its remaining outstanding ARS under the terms of the settlement agreement which amounted to $9.4 million plus interest accrued. During 2009, the Company also liquidated, at par, outstanding ARS which amounted to $0.7 million of which $0.05 million were sold through the normal auction process and $0.6 million were redeemed by the fund itself.

        The Company previously recorded a temporary impairment as an unrealized loss on the outstanding ARS in other comprehensive income (loss) prior to settlement of the ARS. As a result of entering into the settlement agreement, the Company recorded the temporary impairment as a realized loss of approximately $1.1 million within other income (expense). The Company also recorded an offsetting gain on the settlement in the amount of $1.1 million which was recorded in other income (expense) during twelve months ended December 31, 2009. No such investments were acquired or sold during the years ended December 31, 2011 and 2010, respectively.

5.    Inventories

        Inventories consist of the following:

	December 31, 2011	December 31, 2010
	$ in thousands
Raw materials and components	$5,270	$5,651
Work in process	301	432
Finished goods	9,349	22,520

	$14,920	$28,603

        The inventory balances are net of reserves of approximately $2.5 million and $2.9 million as of December 31, 2011 and December 31, 2010, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

6.    Property, Plant and Equipment

        Property, plant and equipment include the following:

	December 31, 2011	December 31, 2010
	$ in thousands
Land	$63	$378
Buildings and improvements	5,896	8,956
Machinery and equipment	4,680	8,182
Office furniture and fixtures	1,988	1,660

Total properties cost	12,627	19,176
Less accumulated depreciation	(3,208)	(9,426)

Net property, plant and equipment	$9,419	$9,750

        Depreciation expense amounted to approximately $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. For a discussion regarding reclassifying certain assets as held for sale, refer to Note 7b.

7.    Corporate-wide strategic initiative

a.
Restructuring

        In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consists of selling the Company's Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which will also house its Network Operations Center. It was determined that the best course of action for long-term success and future growth opportunities is a focus on its equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. The strategic initiative is expected to be completed by the end of 2012. In connection with the strategic initiative, the Company recorded a pre-tax severance charge of approximately $1.0 million in the fourth quarter pertaining to ongoing termination benefits, all of which will result in future cash expenditures in 2012. Including the fourth quarter charge of $1.0 million, the Company recorded $1.3 million of severance charges during the year ended December 31, 2011 and made cash payments of $0.3 million leaving $1.0 million recorded in accrued expenses at December 31, 2011.

b.
Assets Held For Sale

        In connection with the strategic initiative discussed above, the Company reclassified its Nebraska-based analog projector facility, corporate headquarters and manufacturing equipment to held for sale. The assets were recorded at their carrying value of $1.8 million at December 31, 2011 as it was lower

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

than the assets fair value, less costs to sell. The following table summarizes the breakout of these assets at December 31, 2011.

$ in thousands
Real Estate	$1,696
Machinery and equipment	114

Total assets held for sale	$1,810

8.    Intangible Assets

        As of December 31, 2011 and December 31, 2010, the Company had unamortized intangible assets of $0.3 million and $0.7 million, respectively. The following table details amounts relating to those assets as of December 31, 2011:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	$ in thousands
Intangible assets subject to amortization:
Customer relationships	4-5	$1,720	$(1,476)	$244
Trademarks	3	239	(222)	17
Non-competition agreement	3-5	155	(154)	1

Total		$2,114	$(1,852)	$262

        The following table details amounts relating to those assets as of December 31, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	$ in thousands
Intangible assets subject to amortization:
Customer relationships	4-5	$1,801	$(1,210)	$591
Trademarks	3	271	(178)	93
Non-competition agreement	3-5	168	(151)	17

Total		$2,240	$(1,539)	$701

        During 2011, the Company wrote-off certain intangibles pertaining to the Technobeam product line which was discontinued during the year. There was no impact to earnings as the intangibles were fully amortized and had no net book value. Any other changes in the cost and accumulated amortization of the identifiable assets was due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate. Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

        The Company recorded amortization expense relating to other identifiable intangible assets of $0.4 million during each of the years ended December 31, 2011, 2010 and 2009, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        The following table shows the Company's estimated future amortization expense related to intangible assets for the next four years at which time the assets are expected to be fully amortized. All amounts in thousands.

Amount
2012	$158
2013	$43
2014	$43
2015	$18

9.    Other Accrued Expenses

        The major components of other current accrued expenses are as follows:

	December 31,
	2011	2010
	$ in thousands
Employee related	$1,801	$2,051
Severance and Benefits	963	—
Interest and taxes	789	591
Post-retirement benefit obligation	17	15
Legal and professional fees	117	117
Warranty obligation	1,028	848
Other	105	268

Total	$4,820	$3,890

        The major components of long-term accrued expenses are as follows:

	December 31,
	2011	2010
	$ in thousands
Post-retirement benefit obligation	$346	$358
Other	5	19

Total	$351	$377

10.    Debt

        The Company is a party to a $20 million Revolving Credit Agreement and Note (collectively, the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"). The Company may request an increase in the Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Credit Agreement are to be used for working capital purposes and for other general corporate purposes. The Company's accounts receivable, general intangibles and inventory secure the Credit Agreement.

        Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.625% at December 31, 2011). Interest is paid on a monthly basis. The Company pays a fee of

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2012 at which time all unpaid principal and interest is due. Borrowings available under the Credit Agreement were temporarily reduced to $18.2 million at December 31, 2011 due to outstanding letters of credit of $1.8 million. We plan to renew the credit facility prior to its expiration.

        The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants pertain to the Company maintaining a ratio of total liabilities to tangible net worth of less than 2 to 1 and net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. Since the inception of the Credit Agreement, no amounts have been borrowed.

11.    Income Taxes

        Income (loss) before income taxes consists of:

	Years Ended December 31,
	2011	2010	2009
	$ in thousands
United States	$7,351	$1,022	$(3,383)
Foreign	7,714	11,370	6,133

	$15,065	$12,392	$2,750

        Income tax expense (benefit) attributable to income from continuing operations consists of:

	Years Ended December 31,
	2011	2010	2009
	$ in thousands
Current:
Federal expense (benefit)	$3,802	$544	$(1,764)
State expense (benefit)	324	11	(65)
Foreign expense	1,814	3,151	1,799
Deferred:
Federal expense (benefit)	(1,338)	233	727
State expense (benefit)	(104)	32	(3)
Foreign expense (benefit)	220	(13)	(15)

	$4,718	$3,958	$679

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax income from continuing operations as follows:

	Years Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	$ in thousands
Expected tax expense	$5,273	35.0	$4,337	35.0	$963	35.0
State income taxes, net of federal effect	143	0.9	29	0.2	(45)	(1.6)
Foreign tax rates varying from 35%	(666)	(4.4)	(476)	(3.8)	(263)	(9.6)
Tax-exempt interest	—		—		(12)	(0.4)
Other	(32)	(0.2)	68	0.5	36	1.3

	$4,718	31.3	$3,958	31.9	$679	24.7

        Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2011	2010
	$ in thousands
Deferred tax assets:
Non-deductible accruals	$290	$270
Inventory reserves	1,050	1,449
Warranty reserves	102	147
Net operating losses	219	115
Uncollectible receivable reserves	404	309
Accrued group health insurance claims	86	112
AMT credit carry forward	—	88
Stock compensation expense	49	144
Restructuring reserves	337	—
Deferred Revenue	1,495	278
Depreciation and amortization	86	358
Other	—	16

Net deferred tax assets	4,118	3,286
Equity in loss of joint venture	914	1,348
Other	44	—

Net deferred tax liabilities	958	1,348

Net deferred tax assets	$3,160	$1,938

        Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $18.1 million at December 31, 2011 as these earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        The Company has examinations not yet initiated for Federal purposes for fiscal years 2004 through 2010. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction's statute of limitations. The Company does not currently have any examinations in process. As of December 31, 2011 and 2010, total unrecognized tax benefits amounted to approximately $0.2 million.

        Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the year ended December 31, 2011. Amounts accrued for estimated underpayment of income taxes amounted to $0.2 million as of December 31, 2011. The accruals largely related to state tax matters.

12.    Note Receivable

        During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule, as defined. Interest not paid in any particular year is added to the principal and accrues interest at 15%. As of December 31, 2011, the Company has recorded the notes receivable at their fair value of $2.1 million.

13.    Deferred Revenue

        As of December 31, 2011, the Company has deferred $3.7 million of revenues associated with extended warranties provided to a third party exhibitor. Of the amounts recorded by the Company, $3.6 million is included in non-current deferred revenue on the consolidated balance sheet at December 31, 2011 as the Company expects to recognize the majority of this revenue over a period of approximately 5 years when all conditions of revenue recognition have been met.

14.    Supplemental Cash Flow Information

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Years Ended December 31,
	2011	2010	2009
	$ in thousands
Cash paid during the year for:
Interest	$36	$16	$10

Income taxes	$4,233	$3,117	$1,457

Common Stock traded for stock option exercises	$100	—	—

15.    Stock Compensation

        The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recorded amounted to $0.4 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

All share-based compensation expense is recorded in selling and administrative expenses for all years presented.

Long-Term Incentive Plan

        During 2010, the Company adopted and the stockholders approved the 2010 Long-Term Incentive Plan ("2010 Plan"). Subject to the terms of the 2010 Plan, the Compensation Committee has the discretion to determine the terms of each award, including which award, if any, may be subject to vesting upon a "change in control" of the Company. The Committee may grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. No shares have been granted since the inception of the 2010 Plan.

Options

        During 2010, the Board of Directors granted the Company's President and CEO 50,000 non-qualified stock options upon his being hired by the Company. The options vest ratably over a three-year period. During 2011, the Board of Directors granted the Company's CFO 2,200 non-qualified stock options upon her being hired by the Company. The options vest over a one-year period. The options for both individuals were granted at an exercise price based on the fair market value of the Company's common stock on the date of grant and expire 10 years after the date of grant. These options were granted outside of the Company's existing stock compensation plans pursuant to applicable regulations allowing for such a grant.

        The estimated grant date fair value of the options granted during the twelve months ended December 31, 2011 and 2010 of $2.00 and $5.12, respectively was calculated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2011	2010
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.09%	0.50%
Expected volatility	64.51%	67.30%
Expected life (in years)	4.0	6.5

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        The following table summarizes the Company's activities with respect to its stock options:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value (in 000'S)
Outstanding at December 31, 2008	278,125	$2.29	2.69	$113
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	278,125	2.29	1.69	$481
Granted	50,000	8.32
Exercised	(105,875)	3.39		$521
Forfeited	—	—

Outstanding at December 31, 2010	222,250	3.12	3.05	$1,071
Granted	2,200	4.07
Exercised	(172,250)	1.62		$727
Forfeited	—	—

Outstanding at December 31, 2011	52,200	$8.14	8.86	$0

Exercisable at December 31, 2011	16,667	$8.32	8.83	$0

        The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on the date indicated.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding at December 31, 2011			Options Exercisable at December 31, 2011
Range of option exercise price	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option
$4.07 to $8.32	52,200	8.86	$8.14	16,667	8.83	$8.32

        As of December 31, 2011, 35,533 stock option awards were non-vested. Unrecognized compensation cost related to these unvested awards was insignificant at December 31, 2011. Unrecognized compensation costs related to all stock options outstanding amounted to $0.2 million at December 31, 2011 and is expected to be recognized over a weighted-average period of 21 months.

        Cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.4 million and $0, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.2 million, $0.2 million and $0 for these years, respectively.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

Restricted Stock Plans

        During 2005, the Company adopted and the stockholders approved, the 2005 Restricted Stock Plan (the "Plan"). Under terms of the Plan, the Compensation Committee of the Board of Directors selects which employees of the Company are to receive restricted stock awards and the terms of such awards. The total number of shares reserved for issuance under the Plan was 250,000 shares which is set to expire at September 1, 2013. During February of 2011, 20,959 shares of restricted stock were granted under this Plan as partial payment under the Company's 2010 Short-Term Incentive Plan. These shares vested and became unrestricted immediately. At December 31, 2011, 69,520 shares remain available for issuance under the Plan.

        During 2008, the Company adopted and the stockholders approved, the Ballantyne Strong, Inc. Non-Employee Directors' Restricted Stock Plan (Non-Employee Plan) to replace the 2005 Outside Directors' Stock Option Plan. The total number of shares reserved for issuance under the Non-Employee Plan was increased from 120,000 shares to 250,000 by a vote of the stockholders at the 2009 Annual Stockholders Meeting. During 2011, the Company granted 12,600 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company's 2012 Annual Meeting of Stockholders. At December 31, 2011, 177,076 shares remain available for issuance under the Plan.

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

        As of December 31, 2011, the total unrecognized compensation cost related to non-vested restricted stock awarded was insignificant.

        The following table summarizes restricted stock activity for the three years ended December 31:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Nonvested at December 31, 2009	116,491	$2.38
Granted	51,230	4.88
Shares vested	(93,030)	3.65
Shares forfeited	—

Nonvested at December 31, 2010	74,691	$2.51
Granted	33,559	6.92
Shares vested	(95,650)	3.66
Shares forfeited	—

Nonvested at December 31, 2011	12,600	$5.50

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan, approved by the stockholders, provides for the purchase of shares of Company Common Stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Company Common Stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee's salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2011, 68,177 shares of common stock remained available for issuance under the Plan. The Plan was set to expire in October 2010; however, at the 2010 Annual Meeting of Stockholders, the stockholders of the Company adopted an amendment to extend the duration of the Plan until October 31, 2013.

        The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was calculated using the Black- Scholes option pricing model using weighted average assumptions as follows:

	For the years ended December 31,
	2011	2010	2009
Risk-free interest rate	0.12%	0.30%	0.47%
Dividend yield	—%	—%	—%
Expected volatility	39.72%	56.94%	69.95%
Expected term (years)	1.0	1.0	1.0
Estimated grant date fair value	$1.81	$4.04	$2.05

        At December 31, 2011, the total unrecognized estimated compensation cost was insignificant.

16.    Foreign Exchange Contracts

        The Company's primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company had outstanding Canadian forward exchange contracts recorded at fair value of approximately $4.7 million and $3.1 million at December 31, 2011 and 2010, respectively. The Company recorded nominal realized and unrealized losses associated with these and other forward contracts in its consolidated statement of operations during the years ended December 31, 2011, 2010 and 2009.

17.    Commitments, Contingencies and Concentrations

a.    Bonus Plans

        The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the "Plan"). The Plan is an annual incentive program that provides certain officers and key employee's bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

defined in the Plan. The Company has recorded expenses related to the Plan of approximately $0.5 million, $0.6 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The bonuses are generally paid through a distribution of cash and restricted stock.

b.    Retirement Plan

        The Company sponsors a defined contribution 401-K plan (the "Plan") for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company was approximately $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

c.    Postretirement Health Care

        The Company sponsors a postretirement health care plan (the "Plan") for two former executives and their spouses. The Company's policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits are accrued over the employees' service lives. The following table sets forth the Plan's benefit obligations, fair value of plan assets, and funded status at December 31, 2011 and 2010:

	2011	2010
	$ in thousands
Reconciliation of benefit obligation
Benefit obligation at January 1	$318	$294
Interest cost	14	15
Benefits paid, net of contributions	(8)	(12)
Actuarial (gain) loss	(9)	21

Benefit obligation at December 31	315	318

Fair value of plan assets at December 31	—	—

Funded status at end of year	$(315)	$(318)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(17)	(17)
Noncurrent liabilities	(300)	(301)
Accumulated other comprehensive income	(81)	(80)

Net amount recognized	$(398)	$(398)

        Amounts recognized in accumulated other comprehensive income consists of:

	2011	2010
	$ in thousands
Net actuarial gain	$81	$80

Total accumulated other comprehensive income	$81	$80

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        The accumulated benefit obligation for the Plan was $315 and $318 at December 31, 2011 and 2010, respectively. Net periodic benefit cost recognized in 2011, 2010 and 2009 was:

	2011	2010	2009
	$ in thousands
Interest cost	$14	$15	$17
Amortization of gain	(9)	(9)	(6)

Net periodic benefit cost recognized	$5	$6	$11

        Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	$ in thousands
Net actuarial gain (loss)	$10	$(21)	$23
Amortization of (gain) loss	(9)	(9)	(6)

Total recognized in accumulated other comprehensive income (loss)	$1	$(30)	$17

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$4	$(25)	$28

        For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost in the amount of $5 is expected to be recognized in the next fiscal year.

        Weighted average assumptions used to determine benefit obligations at December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	4.25%	5.25%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	8.0%	9.0%	6.5%

        Weighted average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	5.25%	5.75%	5.75%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	9.0%	9.0%	6.5%

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

        Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	$ in thousands
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$2	$(2)

Effect on the health care component of the accumulated postretirement benefit obligation	$35	$(32)

        For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was assumed to decrease gradually to 6.0% through 2014 and remain at that level thereafter.

	2011	2010	2009
	$ in thousands
Benefit cost	$5	$6	$11
Employer contribution	—	—	—
Plan participants' contributions	2	2	2
Benefits paid	9	14	6

        The Company expects to contribute $17 to its postretirement benefit plan in 2012.

        The benefits expected to be paid from the postretirement benefit plan are as follows:

$ in thousands
2012	$17
2013	$18
2014	$19
2015	$20
2016	$21
2017 - 2021	$85

        The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2011 and include estimated future employee service.

d.    Concentrations

        The Company's top ten customers accounted for approximately 53% of 2011 consolidated net revenues and were from the theatre segment. Trade accounts receivable from these customers represented approximately 48% of net consolidated receivables at December 31, 2011. Sales to CDF2 Holdings, LLC represented approximately 19% of total sales. Additionally, receivables from CDF2 Holdings, LLC. and NEC Financial Services, LLC represented approximately 12% and 15% of net consolidated receivables at December 31, 2011, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business,

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

        Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition.

e.    Leases

        The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2014. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company has future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms as follows:

	Payments due by period ($ in thousands)
	Total	2012	2013	2014	Thereafter
Operating leases	$730	$332	$216	$182	$—

f.    Self-Insurance

        The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2011 and 2010 are included in accrued expenses in the accompanying consolidated balance sheets. The Company's policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

g.    Litigation

        The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition at December 31, 2011.

18.    Stock Repurchase Program

        On December 22, 2011, the Company announced that its Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of the Company's outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). No repurchases were made during the fourth quarter of 2011.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

19.    Business Segment Information

        The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance.

        As of December 31, 2011, the Company's operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company previously evaluated the performance of the segments based on reported segment gross profit. Prior year amounts have been reclassified to conform to the 2011 presentation. All significant intercompany sales are eliminated in consolidation.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

Summary by Business Segments

	2011	2010	2009
	$ in thousands
Net revenue
Theatre
Products	$167,017	$125,044	$65,186
Services	14,157	7,882	3,811

Total theatre	181,174	132,926	68,997
Lighting	3,259	3,409	3,122
Other	—	—	27

Total revenue	$184,433	$136,335	$72,146

Operating income (loss)
Theatre
Products	$20,394	$17,187	$9,994
Services	2,430	612	(451)

Total theatre	22,824	17,799	9,543
Lighting	165	40	70
Other	—	—	13

Total segment operating income	22,989	17,839	9,626
Unallocated general and administrative expenses	(7,817)	(5,991)	(5,956)
Gain (loss) on disposal or transfer of assets	11	150	(17)
Equity in income (loss) of joint venture	(189)	582	(890)
Other income (loss)	71	(188)	(13)

Income before income taxes	$15,065	$12,392	$2,750

Expenditures on capital equipment
Theatre
Products	$2,808	$6,193	$844
Services	71	605	60

Total theatre	2,879	6,798	904
Lighting	7	14	4

Total	$2,886	$6,812	$908

Depreciation, amortization and impairment
Theatre
Products	$1,545	$1,249	$1,472
Services	179	208	243

Total theatre	1,724	1,457	1,715
Lighting	33	33	38

Total	$1,757	$1,490	$1,753

Gain (loss) on disposal of long-lived assets
Theatre
Products	$10	$138	$(16)
Services	1	12	—

Total theatre	11	150	(16)
Lighting	—	—	—

Total	$11	$150	$(16)

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
	$ in thousands
Identifiable assets
Theatre
Products	$107,016	$86,156
Services	3,508	3,358

Total theatre	110,524	89,514
Lighting	2,932	2,517

Total	$113,456	$92,031

Summary by Geographical Area

	2011	2010	2009
	$ in thousands
Net revenue
United States	$143,353	$76,210	$38,963
Canada	2,376	4,448	4,285
China	25,968	34,914	11,532
Asia (excluding China)	3,453	1,678	1,404
Mexico	2,579	5,722	8,323
South America	4,485	10,073	4,444
Europe	1,325	2,787	2,646
Other	894	503	549

Total	$184,433	$136,335	$72,146

	December 31, 2011	December 31, 2010
	$ in thousands
Identifiable assets
United States	$80,885	$59,972
China	7,937	11,909
Asia (excluding China)	6,963	5,781
Canada	17,671	14,369

Total	$113,456	$92,031

        Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Years ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

20.    Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for 2011 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	$ in thousands , except per share data
2011:
Net revenue	$31,874	$37,595	$63,437	$51,527
Gross profit	6,053	6,784	10,050	7,326
Net earnings	1,517	2,476	4,739	1,615
Basic and diluted earnings per share:
Basic(1)	0.11	0.17	0.33	0.11
Diluted(1)	0.11	0.17	0.33	0.11
Stock price:
High	8.01	7.28	4.77	4.23
Low	6.18	4.69	3.08	2.76
2010:
Net revenue	$25,337	$32,749	$32,930	$45,319
Gross profit	4,296	5,971	6,468	8,004
Net earnings	999	2,778	2,321	2,336
Basic and diluted earnings per share:
Basic(2)	0.07	0.20	0.16	0.16
Diluted(2)	0.07	0.19	0.16	0.16
Stock price:
High	5.89	9.00	9.66	9.74
Low	3.10	5.45	6.91	6.48

(1)
Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

21.    Subsequent Events (Unaudited)

        There were no subsequent events following the balance sheet date for which accounting and disclosure in these financial statements is required.

Schedule II

Ballantyne Strong, Inc. and Subsidiaries

Valuation and Qualifying Accounts

($ in thousands)

	Balance at beginning of year	Charged to costs and expenses	Amounts Written off(1)	Balance at end of year
Allowance for doubtful accounts and notes
Year ended December 31, 2011—
Allowance for doubtful accounts	$306	(14)	(150)	142

Year ended December 31, 2010—
Allowance for doubtful accounts	$205	128	(27)	306

Year ended December 31, 2009—
Allowance for doubtful accounts	$195	32	(22)	205

Inventory reserves
Year ended December 31, 2011—
Inventory reserves	$2,921	(216)	(163)	2,542

Year ended December 31, 2010—
Inventory reserves	$2,665	395	(139)	2,921

Year ended December 31, 2009—
Inventory reserves	$2,792	523	(650)	2,665

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

2.    Internal Control over Financial Reporting

        (a) Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

        (b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

        We have audited the internal control over financial reporting of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) , and cash flows for each of the years in the three-year period ended December 31, 2011, and the related financial statement schedule and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, Nebraska
March 12, 2012

Changes in Internal Control over Financial Reporting

        Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2012.

Item 11.    Executive Compensation

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2012.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2012.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.
The following documents are filed as part of this report on Form 10-K:

1.
Consolidated Financial Statements:

    An Index to the Consolidated Financial Statements is filed as a part of Item 8.

  2.
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2011, 2010 and 2009.

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

BALLANTYNE STRONG, INC.
By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President, Chief Executive Officer and Director		Mary A. Carstens, Chief Financial Officer
Date: March 12, 2012		Date: March 12, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II (1) William F. Welsh, II, Chairman
Date:	March 12, 2012
By:	/s/ ALVIN ABRAMSON (1) Alvin Abramson, Director
Date:	March 12, 2012
By:	/s/ DONDE PLOWMAN (1) Donde Plowman, Director
Date:	March 12, 2012
By:	/s/ MARC E. LEBARON (1) Marc E. LeBaron, Director
Date:	March 12, 2012
By:	/s/ MARK D. HASEBROOCK (1) Mark D. Hasebroock, Director
Date:	March 12, 2012
By:	/s/ SAMUEL C. FREITAG (1) Samuel C. Freitag, Director
Date:	March 12, 2012
(1) By:	/s/ MARY A. CARSTENS Mary A. Carstens, Attorney-In-Fact
Date:	March 12, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation as amended	S-8	3.1	December 7, 2006
3.1.1	First Amendment to the Certificate of Incorporation	S-8	3.1.1	December 7, 2006
3.1.2	Second Amendment to the Certificate of Incorporation	S-8	3.1.2	December 7, 2006
3.1.3	Third Amendment to the Certificate of Incorporation	S-8	3.1.3	December 7, 2006
3.1.4	Fourth Amendment to the Certificate of Incorporation	10-Q	3.1.4	August 7, 2009
3.2	Bylaws of the Company	S-8	3.2	December 7, 2006
3.2.1	First Amendment to Bylaws of the Company	S-8	3.2.1	December 7, 2006
3.2.2	Second Amendment to Bylaws of the Company	S-8	3.2.2	December 7, 2006
3.2.3	Third Amendment to the Bylaws of the Company	S-8	3.2.3	December 7, 2006
3.2.4	Fourth Amendment to the Bylaws of the Company	8-K	99.1	May 1, 2007
4.1	Credit Agreement, dated June 30, 2010 between the Company and Wells Fargo, N.A.	8-K	4.1	July 7, 2010
4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.2	June 30, 2011
4.3	Revolving Line of Credit Note, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.3	June 30, 2011
10.1*	Ballantyne of Omaha, Inc. Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005
10.2*	Ballantyne of Omaha, Inc. 2005 Outside Directors' Stock Option Plan	Schedule 14A	Appendix C	April 26, 2005
10.3*	Ballantyne of Omaha, Inc. Non-Employee Directors Restricted Stock Plan	Schedule 14A	Appendix A	April 21, 2008
10.4*	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Appendix B	April 26, 2005
10.5*	Amendment No. 4 to Executive Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5	May 14, 2010
10.5.1*	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5.1	May 14, 2010
10.6*	2009 Short-Term Incentive Plan	10-Q	10.1	May 11, 2009
10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD	10-K	10.8	April 2, 2007

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.10	Authorized Digital Cinema Reseller Master Agreement dated January 21, 2010 between the Company and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010
10.11	Definitive Agreement dated October 1, 2006 between the Company and NEC Viewtechnology Ltd.	10-Q	10.1	November 14, 2006
10.16*	Ballantyne of Omaha, Inc. Non-Employee Directors' Restricted Stock Plan dated March 31, 2008	Schedule 14A	Appendix A	April 21, 2008
10.18*	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan dated May 21, 2009	10-K	10.18	March 23, 2010
10.21*	Ballantyne Strong, Inc. 2010 Long Term Incentive Plan	Schedule 14A	Exhibit A	April 20, 2010
10.22*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Exhibit B	April 20, 2010
10.23*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010
10.24	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010	10-Q	10.4	August 12, 2010
10.25*	Executive Employment Agreement between the Company and Gary L. Cavey dated November 1, 2010	10-Q	10.1	November 15, 2010
10.26*	Executive Employment Agreement between the Company and Mary A. Carstens dated July 26, 2011	10-Q	10.26	November 9, 2011
21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Strong Westrex (Beijing) Trading Inc.	China

23	Consent of KPMG LLP	X
24	The Power of Attorney authorizing Gary L. Cavey and/or Mary A. Carstens to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2011 on behalf of non-management directors	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	X
101	The following materials from Ballantyne Strong's, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	X

*
Management contract or compensatory plan.