Form 10-Q
period 2012-03-31
BALLANTYNE STRONG, INC.
filed 2012-05-04
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 1, 2012
Common Stock, $.01, par value	14,037,953 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,289	$39,889
Accounts receivable (net of allowance for doubtful accounts of $165 and $142, respectively)	27,493	30,579
Unbilled revenue	2,530	2,586
Inventories:
Finished goods, net	10,225	9,349
Work in process	621	301
Raw materials and components, net	6,963	5,270
Total inventories, net	17,809	14,920
Other current assets	8,562	8,446
Total current assets	93,683	96,420
Investment in joint venture	430	1,849
Property, plant and equipment (net of accumulated depreciation of $3,475 and $3,208, respectively)	9,414	9,419
Property held for sale	1,696	1,810
Note Receivable	2,106	2,062
Other non-current assets	2,374	1,896
Total assets	$109,703	$113,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,740	$31,924
Other accrued expenses	3,824	4,820
Customer deposits/deferred revenue	5,164	5,037
Income tax payable	1,103	4,135
Total current liabilities	41,831	45,916
Other non-current liabilities	4,336	4,317
Total liabilities	46,167	50,233

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,751 and 16,667 shares at March 31, 2012 and December 31, 2011, respectively; 14,038 and 14,512 shares outstanding at March 31, 2012 and December 31, 2011, respectively	167	167
Additional paid-in capital	37,450	37,234
Accumulated other comprehensive income:
Foreign currency translation	182	(137)
Minimum pension liability	81	81
Retained earnings	43,806	41,361
	81,686	78,706
Less 2,713 and 2,155 of common shares in treasury, at cost at March 31, 2012 and December 31, 2011, respectively	(18,150)	(15,483)
Total stockholders’ equity	63,536	63,223
Total liabilities and stockholders’ equity	$109,703	$113,456

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	2012	2011
Net revenues	$44,019	$31,874
Cost of revenues	37,680	25,821
Gross profit	6,339	6,053
Selling and administrative expenses:
Selling	827	981
Administrative	3,067	2,834
Total selling and administrative expenses	3,894	3,815
Gain on sale of assets	918	1
Income from operations	3,363	2,239

Net interest expense	(11)	(11)
Equity in income (loss) of joint venture	91	(144)
Other income, net	160	—
Earnings before income taxes	3,603	2,084
Income tax expense	(1,156)	(567)
Net earnings	$2,447	$1,517

Basic earnings per share	$0.17	$0.11
Diluted earnings per share	$0.17	$0.11

Weighted average shares outstanding:
Basic	14,237	14,318
Diluted	14,280	14,447

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	2012	2011
Net earnings	$2,447	$1,517
Currency translation adjustment
Unrealized net change arising during period	318	330
Other Comprehensive Gain (Loss)	318	330
Comprehensive Income	$2,765	$1,847

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net cash provided by (used in) operating activities	$14	$(9,426)

Cash flows from investing activities:
Capital expenditures	(44)	(1,791)
Proceeds from sale of assets	—	29
Net cash used in investing activities	(44)	(1,762)

Cash flows from financing activities:
Purchase of treasury stock	(2,667)	—
Proceeds from exercise of stock options	—	47
Excess tax benefits from share-based compensation	—	300
Proceeds from employee stock purchase plan	—	163
Net cash (used in) provided by financing activities	(2,667)	510
Effect of exchange rate changes on cash and cash equivalents	97	38
Net decrease in cash and cash equivalents	(2,600)	(10,640)
Cash and cash equivalents at beginning of year	39,889	22,250
Cash and cash equivalents at end of year	$37,289	$11,610

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011
(Unaudited)

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2011.

The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.  The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Fair Value of Financial and Derivative Instruments

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1 - inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

•                  Level 2 - inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•                  Level 3 — inputs to the valuation techniques are unobservable for the assets or liabilities

The following tables presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 31, 2012:

Fair Values Measured on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$37,289	$—	$—	$37,289
Foreign currency forward contracts	$—	$6,162	$—	$6,162
Notes Receivable	$—	$—	$2,106	$2,106

The fair value of the foreign currency forward exchange contracts is measured based on the total amount of currency to be purchased and forward exchange rates as of the period end. See footnote 9 for additional information on the Company’s foreign exchange contracts.  The notes receivable accrue interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2012 is set forth below:

$ in thousands	Fair Value at 3/31/2012	Valuation Technique	Unobservable input	Range
Notes Receivable	$2,106	Discounted cash flow	Probability of default Prepayment rates Loss severity	15%

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are prepayment rates, probability of default and loss severity in the event of default.  Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for prepayment rates.

The following table reconciles the beginning and ending balance of the Company’s Notes Receivable fair value:

Balance, December 31, 2011	$2,062
Issuances of new notes	44
Balance, March 31, 2012	$2,106

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$39,889	$—	$—	$39,889
Foreign currency forward contracts	$—	$4,723	$—	$4,723
Notes Receivable	$—	$—	$2,062	$2,062

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the quarter ended March 31, 2012 we did not have any significant non-recurring measurements of nonfinancial assets or liabilities.

Current Year Adoption of Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. The Company adopted the requirements of ASU 2011-05 by presenting a single Condensed Consolidated Statement of Comprehensive Income immediately following the Statement of Income.  There was no other impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update is intended to develop common fair value measurement and disclosure requirements and improve understandability.  The Company prospectively adopted the requirements of ASU 2011-04 with expanded disclosures related to its fair value measurements.  This update did not have a material effect on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements which the Company believes will materially impact its consolidated financial statements.

3.  Earnings Per Common Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Basic earnings per share:
Earnings applicable to common stock	$2,447	$1,517
Weighted average common shares outstanding	14,237	14,318
Basic earnings per share	$0.17	$0.11

Diluted earnings per share:
Earnings applicable to common stock	$2,447	$1,517

Weighted average common shares outstanding	14,237	14,318
Assuming conversion of options and restricted stock awards outstanding	43	129
Weighted average common shares outstanding, as adjusted	14,280	14,447
Diluted earnings per share	$0.17	$0.11

For the three months ended March 31, 2012 and 2011 options to purchase 189,000 and 50,000 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

4.  Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of all new equipment, and on selected repaired equipment for a one-year period following the repair. The warranty period is extended under certain circumstances and for certain products. In most instances the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale or repair, when events dictate that additional accruals are necessary. The following table summarizes warranty activity for the quarters ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Warranty accrual at beginning of period	$1,028	$848
Charged to expense	125	152
Amounts written off, net of recoveries	(109)	(49)
Foreign currency translation adjustment	7	5
Warranty accrual at end of period	$1,051	$956

5.  Digital Link II Joint Venture

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

Balance Sheet	March 31, 2012	December 31, 2011
	(In thousands)
Current assets	$2,608	$3,758
Non-current assets	1,051	3,723
Current liabilities	676	1,890
Non-current liabilities	2,051	1,588
Equity	$932	$4,003

	Three Months Ended March 31,
Statement of Operations	2012	2011
	(In thousands)
Revenue	$1	$1
Cost of sales	(95)	(283)
Selling and administrative expenses	(1)	(37)
Operating loss	(95)	(319)
Other income (expense)	426	(43)
Net income (loss)	$331	$(362)

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of March 23, 2012 and March 25, 2011, respectively.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of income of the LLC was approximately $0.09 million and ($0.1) million for the quarters ended March 31, 2012 and 2011, respectively.

In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the quarters ended March 31, 2012 and 2011.  However, the Company recognized $0.2 million of gross margin during the quarter ended March 31, 2012 related to the LLC’s sale of equipment to third parties.  The total receivable balance due from the LLC was insignificant at March 31, 2012 and December 31, 2011. No revenue was recognized related to LLC transactions for the quarter ended March 31, 2011.

During the first quarter of 2012 the Company received a $1.5 million return on the investment in the LLC.  The Company received no distributions from the LLC in the first quarter of 2011.

6.  Corporate-wide strategic initiative

a.                                       Restructuring

In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consists of selling the Company’s Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which will also house its Network Operations Center. It was determined that the best course of action for long-term success and future growth opportunities is a focus on its equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. The strategic initiative is expected to be completed by the end of 2012.

The following table reconciles the beginning and ending restructuring balance for the quarter ended March 31, 2012 (in thousands):

Accrued severance at beginning of period	$963
Severance paid	(491)
Accrued severance at end of period	$472

b.                                       Assets Held For Sale

In connection with the strategic initiative discussed above, the Company reclassified its Nebraska-based analog projector facility, corporate headquarters and manufacturing equipment to held for sale. The assets were recorded at their carrying value of $1.8 million at December 31, 2011 as it was lower than the assets fair value less costs to sell. The following table summarizes the assets held for sale at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)

Real Estate	$1,696	$1,696
Machinery and Equipment	—	114
Total	$1,696	$1,810

During the first quarter of 2012, the Company sold the analog projector manufacturing machinery and equipment previously classified as held for sale.  The equipment was sold in March 2012 for approximately $1.0 million, resulting in a gain of approximately $0.9 million.  The $1.0 million receivable is included in other current assets at March 31, 2012 and was collected on April 2, 2012.

7.  Income Taxes

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 32.1% and 27.2% for the quarters ended March 31, 2012 and 2011, respectively.  The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The Company’s estimated annual effective rate was higher in the first quarter of 2012 compared to the first quarter of 2011 due to lower earnings before tax at MDI and Hong Kong, which both have a lower tax rate.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2011. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of March 31, 2012, total unrecognized tax benefits amounted to approximately $0.2 million.

8.  Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense approximated $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During the quarter ended March 31, 2012, the Company awarded 139,000 options and 84,210 restricted stock shares.

Options

The Company granted options to purchase 139,000 shares of the Company’s common stock during the three-month period ended March 31, 2012.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	57.0%
Risk-free interest rate	1.3%
Expected life of options (in years)	6

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected volatility was based on historical monthly price changes of the Company’s stock based on the expected life of the options at the date of grant.  The expected life of options is the average number of years the Company estimates that options will be outstanding.  The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2012 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	52,200	$8.14	8.86	$0
Granted	139,000	4.70
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	191,200	$5.64	9.45	$80,458
Exercisable at March 31, 2012	16,667	$8.32	8.58	$0

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2012.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding at March 31, 2012			Options Exercisable at March 31, 2012
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$4.07 to 8.32	191,200	9.45	$5.64	16,667	8.58	$8.32

Restricted Stock Plans

In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of March 31, 2012, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.3 million which is expected to be recognized over a weighted average period of 3.8 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2012:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2011	12,600	$5.50
Granted	84,210	4.77
Shares vested	(28,210)	4.91
Shares forfeited	—	—
Non-vested at March 31, 2012	68,600	$4.93

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was $2.65 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions: risk-free interest rate of 0.17%, dividend yield of 0%, expected volatility of 38.8% and expected term of one year. The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three months ended March 31, 2012 and 2011. At March 31, 2012, the total unrecognized estimated compensation cost was insignificant.

9.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	March 31, 2012	December 31, 2011
Foreign exchange forward contracts	Other current assets	$6,162	$4,723

The above fair values are netted with $6.2 million and $4.7 million in other current liabilities resulting in a net amount of $6 thousand and $7 thousand of net liability, at March 31, 2012 and December 31, 2011, respectively.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

(in thousands)	Classification	March 31, 2012	March 31, 2011
Foreign exchange forward contracts	Other Income	$(42)	$38

See Note 1 for further information related to the Company’s foreign exchange forward contracts.

10.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 61.5% of total first quarter 2012 consolidated net revenues and were from the theatre segment. Trade accounts receivable from these customers represented approximately 44.4% of net consolidated receivables at March 31, 2012. Sales to CDF2 Holdings, LLC represented approximately 15.3% of consolidated sales. Additionally, receivables from this customer represented approximately 9.3% of net consolidated receivables at March 31, 2012, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

11.  Business Segment Information

As of March 31, 2012, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit.  All significant intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net revenue
Theatre
Products	$39,652	$28,598
Services	3,665	2,469
Total theatre	43,317	31,067
Lighting	702	807
Total revenue	$44,019	$31,874

Operating income (loss)
Theatre
Products	$3,824	$3,838
Services	591	246
Total theatre	4,415	4,084
Lighting	(17)	62
Total segment operating income	4,398	4,146
Unallocated general and administrative expenses	(1,953)	(1,908)
Interest, net	(11)	(11)
Gain on sale of assets	918	1
Equity in income (loss) of joint venture	91	(144)
Other expense, net	160	—
Income before income taxes	$3,603	$2,084

Summary by Geographical Area

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net revenue
United States	$38,291	$20,385
Canada	1,381	398
China	3,118	7,638
Asia (excluding China)	401	498
Mexico	250	880
South America	143	1,262
Europe	167	611
Other	268	202
Total	$44,019	$31,874

	March 31, 2012	December 31, 2011
	(In thousands)
Identifiable assets
United States	$75,334	$80,885
China	8,186	7,937
Asia (excluding China)	7,724	6,963
Canada	18,459	17,671
Total	$109,703	$113,456

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

We are a manufacturer, distributor and service provider for the theatre exhibition industry on a worldwide basis. We also design, develop, manufacture and distribute lighting systems to the worldwide entertainment lighting industry through our Strong Entertainment Lighting segment.

We have two primary reportable core operating segments: theatre and lighting. Approximately 98.4% of first quarter 2012 sales were from theatre products and approximately 1.6% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Corporate-wide restructuring

In the fourth quarter of 2011, our Board of Directors and management approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consists of selling our Omaha, NE-based analog projector facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which will also house our Network Operations Center. It was determined that the best course of action for long-term success and future growth opportunities is a focus on our equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. In connection with the strategic initiative, we recorded a pre-tax severance charge of approximately $1.0 million in 2011, of which $0.5 million was paid in the first quarter of 2012.  The remaining $0.5 million will result in future cash expenditures in 2012.  In March 2012 we sold the analog projector manufacturing machinery and equipment previously identified as available for sale for $1.0 million, resulting in a gain of $0.9 million.  The receivable was included in other current assets at March 31, 2012 and was collected on April 2, 2012.  At March 31, 2012, real estate with a carrying amount of $1.7 million remains held for sale. We entered into a contract to sell the property in Q1 2012 and expect to close in Q2, resulting in an estimated insignificant gain net of tax to be reflected in operations.  The strategic initiative is expected to be completed during 2012.

Results of Operations:

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Net revenues during the three months ended March 31, 2012 rose 38.1% to $44.0 million from $31.9 million during the three months ended March 31, 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Theatre
Products	$39,652	$28,598
Services	3,665	2,469
Total theatre revenues	43,317	31,067
Lighting	702	807
Total net revenues	$44,019	$31,874

Theatre Segment

Sales of theatre products and services increased 39.4% to $43.3 million in 2012 from $31.1 million in 2011.

Digital Product Sales

Sales of digital products in the first quarter of 2012 rose 87.9% to $35.0 million from $18.6 million in 2011 as the industry change to digital projection equipment continues to accelerate. We believe the demand for digital equipment will continue to increase not only for the 3D benefits but also for such potential benefits as additional advertising and being able to project more alternative entertainment at the movie theatres. Digital projectors and servers accounted for $14.2 million of the $17.7 million increase in sales over 2011, with sales of digital lamps and lenses accounted for the remaining increase.

Screen Product Sales

We generated screen sales of $3.0 million in 2012, a decrease of 56.5% over the $6.8 million generated in the first quarter of 2011. The decrease is primarily resulting from customers accelerating their rollout of 3D systems in prior quarters thereby decreasing the demand for silver screens in 2012.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications, such as Real D’s technology, that require special “silver” screens that we manufacture.

Service Revenues

Service revenues increased 48.4% in 2012 to $3.7 million from $2.5 million a year-ago due to the industry continuing its transition to digital cinema, providing increasing opportunities for our service team to sell a range of services including, but not limited to, installation, after-sale maintenance, repairs, cabling, wiring and NOC (Network Operation Center) services. As expected, revenues generated from servicing film equipment decreased to $0.2 million in 2012 compared to $0.4 million in the first quarter of 2011 while revenues generated from servicing digital equipment amounted to $3.4 million in 2012 from $2.1 million in 2011 consistent with the transition to digital cinema.

Film Product Sales

Sales of film projection equipment declined 45.9% to $1.7 million in 2012 from $3.2 million a year-ago. Sales of film replacement parts declined to $0.5 million during the first quarter of 2012 from $0.8 million during 2011 while sales of xenon lamps amounted to $0.3 million in 2012 compared to $0.4 million a year-ago. These declines were expected and sales of these products are expected to continue to decline as the industry continues to transition to digital cinema.

Lighting Segment

Sales of lighting products decreased 13.0% to $0.7 million from $0.8 million a year-ago.  The decrease is primarily due to a decrease in sales of follow spotlights to $0.3 million from $0.5 million a year-ago, partially offset by increases in other lighting products to $0.3 million in 2012 compared to $0.1 million in 2011.  Sales of replacement parts were flat at $0.1 million in 2012 and 2011.  Demand for our lighting products continues to be impacted by lower demand for the construction or improvements of stadiums and auditoriums around the world.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $5.7 million in the 2012 from $11.5 million in 2011 resulting primarily from decreased sales in China and South America partially offset by increased sales in Canada.  Export sales are sensitive to the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment.  Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased 4.7% to $6.3 million in 2012 from $6.1 million a year-ago and as a percent of total revenue decreased to 14.4% from 19.0% in 2011. Gross profit in the theatre segment increased to $6.2 million in 2012 from $5.8 million in 2011 and as a percentage of theatre sales decreased to 14.2% from 18.7% a year-ago. Our gross margin decreased from the prior year due to a higher concentration of lower margin digital equipment and a lower concentration of screen sales, which carry our largest margins.

The gross profit in the lighting segment amounted to $0.2 million or 24.7% as a percentage of revenues in 2012 compared to $0.3 million or 31.3% as a percentage of revenues in 2011.

Selling Expenses

Selling expenses decreased 15.7% to $0.8 million in the first quarter of 2012 compared to $1.0 million a year-ago and as a percentage of revenues decreased to 1.9% from 3.1% a year-ago. The decrease in selling expenses is primarily related to decreased advertising and trade show expense.

Administrative Expenses

Administrative expenses increased 8.2% to $3.1 million in 2012 from $2.8 million in 2011 and as a percent of total revenue decreased to 7.0% in 2012 from 8.9% in 2011. The increase in expenses is primarily due to recruiting costs, travel expenses to Asia and higher professional fees.

Other Financial Items

Gains on the sale of assets during the first quarter of 2012 approximated $0.9 million compared to a nominal amount during the first quarter of 2011.  The gain in 2012 is the result of selling the analog projector manufacturing machinery and equipment previously identified as held for sale in connection with our corporate-wide restructuring initiative we began in 2011.

Our results for 2012 reflect income of approximately $0.09 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC. The LLC’s income for the quarter resulted from the sale of equipment to certain exhibition customers for projectors previously held in the LLC.  This income compares to a loss of approximately $0.1 million in the first quarter of 2011.

The first quarter of 2012 includes other income of $0.2 million primarily related to net gains on foreign currency transactions.

We recorded income tax expense of approximately $1.2 million in the first quarters of 2012 compared to $0.6 million in the first quarter of 2011. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 32.1% and 27.2% in the quarters ending March 31, 2012 and 2011, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate increased in 2012 from 2011 due to lower earnings before tax at MDI and Hong Kong, which both have a lower tax rate.

As a result of the items outlined above, we generated net earnings of approximately $2.4 million and basic and diluted earnings per share of $0.17 in 2012 compared to $1.5 million during 2011 and basic and diluted earnings per share of $0.11 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $37.3 million compared to $39.9 million at December 31, 2011.

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

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $0.01 million in the first quarter of 2012, which included net income of $2.4 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $1.0 million.  Cash was provided by a $1.5 million return on investment from our joint venture investment in Digital Link II.  Changes in working capital used cash from operating activities of $3.5 million, primarily due to increases in inventory, accruals and timing of tax deposits, partially offset by a decrease in the balance of accounts receivables and other current assets and liabilities.  Inventory levels increased $2.8 million at March 31, 2012 to enable the Company to take advantage of vendor discounts for inventory expected to be sold in the second quarter of 2012.  Accounts receivable balances decreased $3.3 million due to collections of the higher sales volume of the prior fourth quarter 2011 as compared to the first quarter of 2012.

Net cash used in operating activities amounted to $9.4 million in the first quarter of 2011.  The results primarily reflect a $12.1 million decrease in accounts payable as we paid for the build-up of inventory at December 31, 2010.  This decrease was partially offset by earnings of $1.5 million and a $1.5 million increase in customer deposits.  Overall cash from operations was negatively impacted by certain customers experiencing a delay in closing financing arrangements which in turn caused us to delay shipments of product.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.04 million in 2012 compared to $1.8 million in 2011.  The decrease in cash used in investing activities is primarily due to a reduction in capital expenditures to $44 thousand in 2012 compared with $1.8 million in 2011.  The plant expansion at our screen production facility in Canada accounted for the majority of our capital expenditures in 2011.

Cash Flows from Financing Activities

Net cash used in financing amounted to $2.7 million in 2012 compared to net cash provided by financing activities of $0.5 million in 2011.  Cash of $2.7 million was used in the first quarter of 2012 to purchase treasury stock.  Proceeds from the employee stock purchase plan of $0.2 million and proceeds and tax benefits related to share-based arrangements totaling $0.3 million favorably impacted cash flows in 2011.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the quarter ended March 31, 2012 we recorded $48K in realized and unrealized losses associated with these contracts in our condensed consolidated statement of income. This compares to an insignificant loss in the comparative period of 2011.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining in 2012	2013	2014	2015	2016	Thereafter

Postretirement benefits	177	13	18	20	20	21	85
Operating leases	647	249	216	182	—	—	—
Contractual cash obligations	$824	$262	$234	$202	$20	$21	$85

(1)          The schedule above excludes the following items:

•                  We have issued $1.8 million in standby financial letters of credit to our subsidiary in Asia which expire in Q2 2012.  We do not expect to make any future payments pertaining to the letters of credit.

•                  We have accrued approximately $0.2 million of unrecognized tax benefits in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of March 31, 2012.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.   As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Litigation

From time to time we may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Current Year Adoption of Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. We adopted the requirements of ASU 2011-05 by presenting a single Condensed Consolidated Statement of Comprehensive Income immediately following the Statement of Income.  There was no other impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update is intended to develop common fair value measurement and disclosure requirements and improve understandability.  We prospectively adopted the requirements of ASU 2011-04 with expanded disclosures related to its fair value measurements.  This update did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements which we believe will materially impact its consolidated financial statements.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2011.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the three months ended March 31, 2012.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of March 31, 2012. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At March 31, 2012, we had outstanding Canadian foreign currency forward contracts to sell $6.1 million Canadian at fixed prices which will settle during the second quarter of 2012.

A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balances by approximately $0.8 million.

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

PART II.  Other Information

Item 1.  Legal Proceedings

In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes.  No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes stock repurchases for the three month period ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate $ amount) that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2012	154,100	$4.49	154,100	$7,302,840
February 1 — February 29, 2012	223,982	$4.73	223,982	$6,236,039
March 1 — March 31, 2012	180,015	$4.99	180,015	$5,332,680

(1) On December 22, 2011, the Company announced that its Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of the Company’s outstanding Common Stock.

Item 6.  Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens, Secretary/Treasurer
	Chief Executive Officer and Director		and Chief Financial Officer

Date:	May 4, 2012	Date:	May 4, 2012

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

10.27*	Employment Agreement between the Company and Ray F. Boegner, dated February 14, 2012				X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

X

*      Management contract or compensatory plan.