Form 10-Q
period 2012-06-30
BALLANTYNE STRONG, INC.
filed 2012-08-06
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2012
Common Stock, $.01, par value	14,066,153 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,854	$39,889
Accounts receivable (net of allowance for doubtful accounts of $542 and $142, respectively)	29,440	30,579
Unbilled revenue	2,017	2,586
Inventories:
Finished goods, net	10,229	9,349
Work in process	995	301
Raw materials and components, net	5,755	5,270
Total inventories, net	16,979	14,920
Other current assets	7,723	8,446
Total current assets	92,013	96,420
Investment in joint venture	405	1,849
Property, plant and equipment (net of accumulated depreciation of $3,506 and $3,208, respectively)	9,051	9,419
Property held for sale	—	1,810
Note receivable	2,212	2,062
Other non-current assets	2,240	1,896
Total assets	$105,921	$113,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,054	$31,924
Other accrued expenses	3,403	4,820
Customer deposits/deferred revenue	5,029	5,037
Income tax payable	842	4,135
Total current liabilities	36,328	45,916
Other non-current liabilities	4,501	4,317
Total liabilities	40,829	50,233

Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,779 and 16,667 shares at June 30, 2012 and December 31, 2011, respectively; 14,066 and 14,512 shares outstanding at June 30, 2012 and December 31, 2011, respectively	167	167
Additional paid-in capital	37,551	37,234
Accumulated other comprehensive income:
Foreign currency translation	(177)	(137)
Minimum pension liability	81	81
Retained earnings	45,620	41,361
	83,242	78,706
Less 2,713 and 2,155 of common shares in treasury, at cost at June 30, 2012 and December 31, 2011, respectively	(18,150)	(15,483)
Total stockholders’ equity	65,092	63,223
Total liabilities and stockholders’ equity	$105,921	$113,456

See accompanying notes to condensed consolidated financial statements.

 Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$46,708	$37,595	$90,727	$69,469
Cost of revenues	40,350	30,811	78,030	56,632
Gross profit	6,358	6,784	12,697	12,837
Selling and administrative expenses:
Selling	1,229	1,010	2,056	1,991
Administrative	3,135	2,096	6,202	4,930
Total selling and administrative expenses	4,364	3,106	8,258	6,921
Gain on the sale/disposal/transfer of assets	460	22	1,378	23
Income from operations	2,454	3,700	5,817	5,939
Net interest income (expense)	(11)	(15)	(22)	(26)
Equity income (loss) of joint venture	(25)	(184)	66	(328)
Other income (expense), net	253	(79)	413	(79)
Income before income taxes	2,671	3,422	6,274	5,506
Income tax expense	(868)	(946)	(2,024)	(1,513)
Net earnings	$1,803	$2,476	$4,250	$3,993
Basic earnings per share	$0.13	$0.17	$0.30	$0.28
Diluted earnings per share	$0.13	$0.17	$0.30	$0.28

Weighted average shares outstanding:
Basic	13,969	14,431	14,103	14,375
Diluted	14,046	14,493	14,171	14,470

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$1,803	$2,476	$4,250	$3,993
Currency translation adjustment
Unrealized net change arising during period	(359)	87	(40)	417
Other Comprehensive Gain (Loss)	(359)	87	(40)	417
Comprehensive Income	$1,444	$2,563	$4,210	$4,410

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Net cash (used in) operating activities	$(4,215)	$(183)

Cash flows from investing activities:
Capital expenditures	(172)	(2,036)
Proceeds from sale of assets	3,043	74
Net cash provided by (used in) investing activities	2,871	(1,962)

Cash flows from financing activities:
Purchase of treasury stock	(2,667)	—
Proceeds from exercise of stock options	—	146
Excess tax benefits from share-based compensation	—	293
Proceeds from employee stock purchase plan	—	164
Net cash (used in) provided by financing activities	(2,667)	603
Effect of exchange rate changes on cash and cash equivalents	(24)	91
Net (decrease) in cash and cash equivalents	(4,035)	(1,451)
Cash and cash equivalents at beginning of period	39,889	22,250
Cash and cash equivalents at end of period	$35,854	$20,799

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended June 30, 2012 and 2011
(Unaudited)

1.  Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., and Strong Westrex (Beijing) Trading Inc., design, develop, manufacture, service and distribute theatre and lighting systems. The Company’s products and services are sold to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 30, 2012:

Fair Values Measured on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$35,854	$—	$—	$35,854
Notes Receivable	$—	$—	$2,212	$2,212

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2012 is set forth below:

$ in thousands	Fair Value at June 30, 2012	Valuation Technique	Unobservable input	Range
Notes Receivable	$2,212	Discounted cash flow	Probability of Default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company’s Notes Receivable fair value:

Balance, December 31, 2011	$2,062
Issuances of new notes	150
Balance, June 30, 2012	$2,212

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

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the six months ended June 30, 2012 we did not have any significant non-recurring measurements of nonfinancial assets or liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share data)
Basic earnings per share:
Earnings applicable to common stock	$1,803	$2,476	$4,250	$3,993
Basic weighted average common shares outstanding	13,969	14,431	14,103	14,375
Basic earnings per share	$0.13	$0.17	$0.30	$0.28
Diluted earnings per share:
Earnings applicable to common stock	$1,803	$2,476	$4,250	$3,993
Basic weighted average common shares outstanding	13,969	14,431	14,103	14,375
Dilutive effect of stock options and restricted stock awards	77	62	68	95
Dilutive weighted average common shares outstanding	14,046	14,493	14,171	14,470
Diluted earnings per share	$0.13	$0.17	$0.30	$0.28

For the three and six month periods ended June 30, 2012 and June 30, 2011, options to purchase 50,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

4.  Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three and six months ended June 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands)
Warranty accrual at beginning of period	$1,051	$956	$1,028	$848
Charged to expense	98	74	223	226
Amounts written off, net of recoveries	(297)	(77)	(406)	(126)
Foreign currency adjustment	(6)	8	1	13
Warranty accrual at end of period	$846	$961	$846	$961

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

Balance Sheet	June 30, 2012	December 31, 2011
	(In thousands)
Current assets	$2,405	$3,758
Non-current assets	1,016	3,723
Current liabilities	699	1,890
Non-current liabilities	1,940	1,588
Equity	$782	$4,003

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations	2012	2011	2012	2011
(In thousands)
Revenue	$1	$1	$2	$2
Cost of sales	(32)	(359)	(127)	(642)
Selling and administrative expenses	(25)	(42)	(26)	(79)
Operating income (loss)	(56)	(400)	(151)	(719)
Other income (expense)	(16)	(34)	410	(77)
Net income (loss)	$(72)	$(434)	$259	$(796)

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of June 22, 2012 and June 24, 2011, respectively.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of income (loss) of the LLC was approximately ($0.03) million and $0.07 million for the three and six months ended June 30, 2012.  The Company’s portion of loss of the LLC was approximately ($0.2) million and ($0.3) million for the three and six months ended June 30, 2011, respectively.

In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the three and six months ended June 30, 2012 and 2011.  However, the Company recognized $0 and $0.2 million of gross margin during the three and six months ended June 30, 2012, respectively, related to the LLC’s sale of equipment to third parties.  The total receivable balance due from the LLC was insignificant at June 30, 2012 and December 31, 2011. No revenue was recognized related to LLC transactions for the three and six months ended June 30, 2011.

During the first quarter of 2012 the Company received a $1.5 million return on the investment in the LLC.  The Company received no distributions from the LLC in the six months ended June 30, 2011.

6.  Corporate-wide strategic initiative

Restructuring

In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consisted of selling the Company’s Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which will also house its Network Operations Center. The Board and management determined that the best course of action for long-term success and future growth opportunities was to focus on its equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. Total life to date severance charges for the strategic initiative that began in 2011 are approximately $1.3 million.  The strategic initiative is expected to be completed by the end of 2012.

The following table reconciles the beginning and ending restructuring balance for the six months ended June 30, 2012 (in thousands):

Accrued severance at beginning of period	$963
Severance Paid	(696)
Accrued severance at end of period	$267

Assets Held For Sale

In connection with the strategic initiative discussed above, the Company reclassified its Nebraska-based analog projector facility, corporate headquarters and manufacturing equipment to held for sale. The assets were recorded at their carrying value of $1.8 million at December 31, 2011 as it was lower than the assets fair value less costs to sell. The following table summarizes the assets held for sale at June 30 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)

Real Estate	$—	$1,696
Machinery and Equipment	—	114
Total	$—	$1,810

During the first quarter of 2012, the Company sold the analog projector manufacturing machinery and equipment previously classified as held for sale.  The equipment was sold in March 2012 for approximately $1.0 million, resulting in a gain of approximately $0.9 million.  In May 2012, the Company completed a sale leaseback transaction for the analog projector and corporate headquarters facility.  The net cash proceeds from the transaction was $2.0 million.  The Company leased the facility back at no cash rent through November 2012.  However, the $0.2 million estimated fair value of the lease will be recognized as rent expense over the lease period and was included in the net proceeds to calculate the $0.5 million gain resulting from the sale of the facility.  The Company is responsible for all taxes, utilities, insurance and other operational costs while it is occupying the facility.  In the event the Company remains in the building after November 2012, with the consent of the landlord, rent will be charged at 150% of fair market rental rates.

7.  Income Taxes

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 32.5% and 32.3% for the three and six months ended June 30, 2012, respectively, as compared to 27.6% and 27.5% for the three and six months ended June 30, 2011, respectively.  The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The Company’s estimated annual effective rate was higher in the three and six months ended June 30, 2012 compared to the comparable periods of 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2011. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of June 30, 2012, total unrecognized tax benefits amounted to approximately $0.2 million.

8.  Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense approximated the following for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share based compensation expense (benefit)	$118	$(3)	$279	$95

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During the six months ended June 30, 2012, the Company awarded 139,000 options and 56,000 restricted stock shares under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 139,000 shares of the Company’s common stock during the six months ended June 30, 2012.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2012 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	52,200	$8.14	8.86	$—
Granted	139,000	4.70
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2012	191,200	$5.64	9.19	$180,710
Exercisable at June 30, 2012	16,667	$8.32	8.33	$—

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2012.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding at June 30, 2012			Options Exercisable at June 30, 2012
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$4.07 to 8.32	191,200	9.19	$5.64	16,667	8.33	$8.32

Restricted Stock Plans

The Company’s 2005 Restricted Stock Plan (the “Plan”) provides for the award of restricted stock awards.  A total of 250,000 shares were reserved to be issued under the Plan.  These shares are subject to such restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. During the six months ended June 30, 2012, the Company awarded 28,210 restricted shares under the Plan, which shares vested and became unrestricted immediately.

The Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (Non-Employee Plan) provides for the award of restricted shares to outside directors. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan. During the six months ended June 30, 2012, the Company granted 28,200 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company’s 2013 Annual Meeting of Stockholders.

As noted above, the Company awarded a total of 112,410 restricted shares under the 2010 Plan, the Plan and the Non-Employee Plan during the six months ended June 30, 2012.  In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of June 30, 2012, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.4 million which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2012:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2011	12,600	$5.93
Granted	112,410	5.16
Shares vested	(40,810)	5.22
Shares forfeited	—	—
Non-vested at June 30, 2012	84,200	$5.24

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan at June 30, 2012 was $3.43 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	41.0%
Risk-free interest rate	0.21%
Expected term (in years)	1

The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three and six months ended June 30, 2012 and 2011. At June 30, 2012, the total unrecognized estimated compensation cost was insignificant.

9.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	June 30, 2012	December 31, 2011
Foreign exchange forward contracts	Other current assets	$—	$4,723

The above fair value at December 31, 2011 is netted with $4.7 million in other current liabilities, resulting in a net amount of $7 thousand of net liability.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification	2012	2011	2012	2011
Foreign exchange forward contracts	Other Income (Loss)	$6	$(66)	$162	$(17)

See Note 1 for further information related to the Company’s foreign exchange forward contracts.

10.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 55.8% and 57.8% of total consolidated net revenues for the three and six months ended June 30, 2012, respectively, and were from the theatre segment. Trade accounts receivable from these customers represented approximately 45.6% of net consolidated receivables at June 30, 2012. Sales to CDF2 Holdings, LLC represented approximately 20.9% and 18.2% of consolidated sales for the three and six months ended June 30, 2012, respectively. Additionally, receivables from this customer represented approximately 27.8% of net consolidated receivables at June 30, 2012, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Leases

The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2023. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business.

The Company’s future minimum lease payments for operating leases are as follows:

	Payments due by period ($ in thousands)
	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Operating leases	$4,229	$174	$506	$524	$342	$353	$2,330

11.  Business Segment Information

As of June 30, 2012, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit.  All significant intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Net revenue
Theatre
Products	$42,749	$33,783	$82,401	$62,381
Services	3,299	2,923	6,964	5,392
Total theatre	46,048	36,706	89,365	67,773
Lighting	660	889	1,362	1,696
Total revenue	$46,708	$37,595	$90,727	$69,469

Operating Income (Loss)
Theatre
Products	$3,655	$4,951	$7,479	$8,789
Services	497	161	1,088	407
Total theatre	4,152	5,112	8,567	9,196
Lighting	(196)	54	(213)	116
Total segment operating income	3,956	5,166	8,354	9,312
Unallocated general and administrative expenses	(1,962)	(1,488)	(3,915)	(3,396)
Interest, net	(11)	(15)	(22)	(26)
Gain on sale of assets	460	22	1,378	23
Equity income (loss) of joint venture	(25)	(184)	66	(328)
Other income (loss)	253	(79)	413	(79)
Income before income taxes	$2,671	$3,422	$6,274	$5,506

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net revenue
United States	$39,234	$27,742	$77,525	$48,127
China	4,880	4,708	7,998	12,346
Canada	1,032	901	2,413	1,299
Asia (excluding China)	605	991	1,006	1,489
Mexico	145	573	395	1,453
South America	459	1,699	602	2,961
Europe	175	499	342	1,110
Other	178	482	446	684
Total	$46,708	$37,595	$90,727	$69,469

	June 30, 2012	December 31, 2011
	(In thousands)
Identifiable assets
United States	$71,750	$80,885
Canada	18,964	17,671
Asia (excluding China)	7,406	6,963
China	7,801	7,937
Total	$105,921	$113,456

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

12.  Subsequent Events

In July 2012, the Company was notified by the Chinese Customs Authority (the “Authority”) that they will be reviewing the Company’s 2010 tax filings for outstanding Value Added Tax (VAT) due to the Authority.  The Company is currently assessing the situation and is unable to determine the impact, if any, there will be to the financial statements.  However, the Company believes it has all significant VAT taxes appropriately accrued in the financial statements at June 30, 2012.

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

We have two primary reportable core operating segments: theatre and lighting. Approximately 98.5% of sales for the six months ended June 30, 2012 were from theatre products and services and approximately 1.5% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Corporate-wide restructuring

In the fourth quarter of 2011, our Board of Directors and management approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consisted of selling our Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which will also house our Network Operations Center. The Board and management determined that the best course of action for long-term success and future growth opportunities was to focus on our equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. In connection with the strategic initiative, we recorded pre-tax severance charges of approximately $1.3 million in 2011, of which $0.3 million was paid in 2011.  Severance of $0.7 million was paid in the six months ended June 30, 2012.  The remaining $0.3 million will result in future cash expenditures in 2012.  In March 2012 we sold the analog projector manufacturing machinery and equipment previously identified as available for sale for $1.0 million, resulting in a gain of $0.9 million.  In May, 2012, we completed the sale of the corporate headquarters in a sale leaseback transaction, resulting in a gain of $0.5 million.  The net cash proceeds from the transaction was $2.0 million.  The strategic initiative is expected to be completed during 2012.

Results of Operations:

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Net revenues during the three months ended June 30, 2012 rose 24.2% to $46.7 million from $37.6 million during the three months ended June 30, 2011.

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Theatre
Products	$42,749	$33,783
Services	3,299	2,923
Total theatre revenues	46,048	36,706
Lighting	660	889
Total net revenues	$46,708	$37,595

Theatre Segment

Sales of theatre products and services increased 25.5% to $46.0 million in 2012 from $36.7 million in 2011.

Digital Product Sales

Sales of digital products in the second quarter of 2012 rose 42.1% to $38.7 million from $27.2 million in the second quarter of 2011 as the industry change to digital projection equipment continues to accelerate. Digital projectors and servers accounted for $10.5 million of the increase in sales over 2011, with sales of digital lamps accounting for the remaining increase.

Screen Product Sales

We generated screen sales of $3.3 million in the second quarter of 2012, a decrease of 31.7% over the $4.8 million generated in the second quarter of 2011. The decrease is primarily resulting from customers accelerating their rollout of 3D systems in prior quarters thereby decreasing the demand for “silver” screens in 2012.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications, such as Real D’s technology, that require special “silver” screens that we manufacture.

Service Revenues

Service revenues increased 12.9% in the second quarter of 2012 to $3.3 million from $2.9 million a year-ago due to the industry continuing its transition to digital cinema, providing increasing opportunities for our service team to sell a range of services including, but not limited to, installation, after-sale maintenance, repairs, cabling, wiring and NOC (Network Operation Center) services. As expected, revenues generated from servicing film equipment decreased to $0.2 million in the second quarter of 2012 compared to $0.3 million in the comparable period of 2011 while revenues generated from servicing digital equipment amounted to $3.1 million in the second quarter of 2012 from $2.7 million in the second quarter of 2011, consistent with the transition to digital cinema.

Film Product Sales

Sales of film equipment, parts and lamps declined 56.5% to $0.7 million in the second quarter of 2012 from $1.7 million a year-ago. These declines were expected and sales of these products are expected to continue to decline as the industry continues to transition to digital cinema.

Lighting Segment

Sales of lighting products decreased 26.0% to $0.7 million from $0.9 million a year-ago.  The decrease is primarily due to a decrease in sales of parts and other lighting products to $0.2 million from $0.5 million a year-ago.  Sales of follow spotlights were relatively flat at $0.5 million in the second quarter of 2012 compared to $0.4 million in 2011.  Even though demand for lighting for the venue and entertainment sectors of the construction business is still slow, we are moving to focus on a growing segment, architectural accent lighting.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $7.5 million in the second quarter of 2012 from $9.9 million a year ago.  Although Canada and China sales increased slightly, sales decreased in the remaining export markets.  The largest decreases occurred in South America.  Export sales are sensitive to the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment, in addition to being sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 6.3% to $6.4 million in the second quarter of 2012 from $6.8 million a year-ago and as a percent of total revenue decreased to 13.6% from 18.0% in 2011. Gross profit in the theatre segment decreased to $6.3 million in 2012 from $6.5 million in 2011 and as a percentage of theatre sales decreased to 13.7% from 17.7% a year-ago. Our gross margin decreased from the prior year due to a higher concentration of lower margin digital equipment due to a competitive environment and a lower concentration of screen sales, which carry our largest margins.

The gross profit in the lighting segment amounted to $0.1 million or 9.1% as a percentage of revenues in the second quarter of 2012 compared to $0.3 million or 33.7% as a percentage of revenues in 2011.  Our gross margin decreased from the prior year due to efforts to liquidate slow moving inventory.

Selling Expenses

Selling expenses increased 21.7% to $1.2 million in the second quarter of 2012 compared to $1.0 million a year-ago and as a percentage of revenues remained fairly flat at 2.6% in 2012 and 2.7% in 2011. The increase in selling expenses is primarily related to increased advertising and trade show expense.

Administrative Expenses

Administrative expenses increased 49.6% to $3.1 million in the second quarter of 2012 from $2.1 million in 2011 and as a percent of total revenue increased to 6.7% in 2012 from 5.6% in 2011. The increase in expenses is primarily due to recruiting costs, travel expenses to Asia and higher professional fees.

Other Financial Items

Gains on the sale of assets during the second quarter of 2012 approximated $0.5 million compared to $0.02 million during the second quarter of 2011.  The gain in 2012 is the result of selling the analog projector and corporate headquarters facility previously identified as held for sale in connection with our corporate-wide restructuring initiative we began in 2011.

Our results for the second quarter of 2012 reflect a loss of approximately ($0.03) million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to a loss of approximately ($0.2) million in the second quarter of 2011.

The second quarter of 2012 includes other income of $0.3 million, compared to a loss of ($0.08) million in 2011, primarily related to net gains (losses) on foreign currency transactions.

We recorded income tax expense of approximately $0.9 million in both the second quarter of 2012 and the second quarter of 2011. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 32.5% and 27.6% in the quarters ending June 30, 2012 and 2011, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate increased in 2012 from 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates.

As a result of the items outlined above, we generated net earnings of approximately $1.8 million and basic and diluted earnings per share of $0.13 in the three months ended June 30, 2012 compared to $2.5 million in 2011 and basic and diluted earnings per share of $0.17 a year-ago, respectively.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Net revenues during the six months ended June 30, 2012 increased 30.6% to $90.7 million from $69.5 million during the six months ended June 30, 2011.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Theatre
Products	$82,401	$62,381
Services	6,964	5,392
Total theatre revenues	89,365	67,773
Lighting	1,362	1,696
Total net revenues	$90,727	$69,469

Theatre Segment

Sales of theatre products and services increased 31.9% to $89.4 million in 2012 from $67.8 million in 2011.

Digital Product Sales

Sales of digital products rose 60.7% to $73.7 million in 2012 from $45.9 million in 2011 as theatre exhibition companies continue to purchase digital projection equipment to replace 35mm film projectors as the industry transition to digital continues. The majority of the increase resulted from sales of digital projectors and servers; however, sales of digital lamps also rose to $7.0 million in 2012 from $4.4 million in 2011.

Screen Product Sales

We generated screen sales of $6.3 million in 2012 compared to $11.7 million a year-ago, a decrease of 46.2%.  The decrease is primarily the result of customers accelerating their rollout of 3D systems in prior quarters thereby decreasing the demand for “silver” screens in 2012.

We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications, such as Real D’s technology, that require special “silver” screens that we manufacture.

Service Revenues

Service revenues increased 29.2% to $7.0 million in 2012 from $5.4 million a year-ago as the motion picture industry’s transition to digital cinema resulted in more opportunities for our service team including installation and maintenance of digital projectors. Revenues from servicing digital products rose to $6.6 million or 94% of all service revenues in 2012 from $4.8 million or 88% in 2011.  As expected, revenues generated from servicing film equipment decreased to $0.4 million in 2012 compared to $0.6 million a year-ago consistent with the industry transition to digital equipment.

Film Product Sales

Sales of film projection equipment declined 48.4% to $1.2 million in 2012 from $2.3 million a year-ago.  Sales of film replacement parts declined to $0.8 million during 2012 from $1.7 million during 2011, while sales of xenon lamps amounted to $0.4 million compared to $0.8 million a year-ago. These declines were expected and sales of these products are expected to continue to decline as the industry continues to transition to digital cinema.

Lighting Segment

Sales of lighting products decreased 19.8% to $1.4 million from $1.7 million a year-ago, primarily due to a decrease in sales of follow spotlights to $0.8 million from $1.0 million a year-ago.  Even though demand for lighting for the venue and entertainment sectors of the construction business is still slow, we are moving to focus on a growing segment, architectural accent lighting.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $13.2 million in 2012 from $21.3 million in 2011.  Although Canada sales increased, sales decreased in the remaining export markets.  The largest decreases occurred in China and South America.  Export declines in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility.  Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased slightly to $12.7 million in 2012 from $12.8 million a year-ago and as a percent of total revenue decreased to 14.0% from 18.5% in 2011. Gross profit in the theatre segment increased to $12.5 million in 2012 from $12.3 million in 2011 and as a percentage of theatre sales declined to 13.9% from 18.2% a year-ago. Our gross margin decreased from the prior year due to a higher concentration of lower margin digital equipment and lamps and a lower concentration of screen sales, which carry our largest margins.

The gross profit in the lighting segment amounted to $0.2 million or 17.1% as a percentage of revenues in 2012 compared to $0.5 million or 31.0% as a percentage of revenues in 2011.

Selling Expenses

Selling expenses increased slightly to $2.1 million during 2012 compared to $2.0 million a year-ago but as a percentage of revenues decreased to 2.3% from 2.9% a year-ago.  The decrease in selling expenses as a percentage of sales is due to leveraging our top line growth.

General and Administrative Expenses

General and administrative expenses increased 25.8% to $6.2 million in 2012 from $4.9 million in 2011 and amounted to 6.8% and 7.1% of revenues in 2012 and 2011, respectively. The increase in expenses is primarily due to recruiting costs, travel expenses to Asia and higher professional fees.

Other Financial Items

Gains on the sale of assets during 2012 approximated $1.4 million compared to $0.02 million during 2011.  The gain in 2012 is the result of selling the analog projector manufacturing machinery and equipment and analog projector and corporate headquarters facility previously identified as held for sale in connection with our corporate-wide restructuring initiative we began in 2011.

Our results for 2012 reflect income of approximately $0.07 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC. The LLC’s income for 2012 resulted from the sale of equipment to certain exhibition customers for projectors previously held in the LLC.  This income compares to a loss of approximately $(0.3) million in the second quarter of 2011.

Other income (expense) of $0.4 million in 2012, compared to ($0.08) million in 2011, primarily related to net gains (losses) on foreign currency transactions.

We recorded income tax expense of approximately $2.0 million in 2012 compared to $1.5 million in 2011. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 32.3% and 27.5% in the six months ending June 30, 2012 and 2011, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate increased in 2012 from 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates.

For the reasons outlined herein, we generated net earnings of approximately $4.3 million and basic and diluted earnings per share of $0.30 in 2012 compared to earnings of $4.0 million during 2011 and basic and diluted earnings per share of $0.28 a year-ago.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $35.9 million compared to $39.9 million at December 31, 2011.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which was renewed on May 8, 2012. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.  Since inception of the agreement no amounts have been borrowed on the Revolving Credit Agreement.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash used in operating activities was $4.2 million in the first six months of 2012, which included net income of $4.3 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $(0.1) million.  Cash was provided by a $1.5 million return on investment from our joint venture investment in Digital Link II.  Changes in working capital used cash from operating activities of $9.9 million.  This is primarily due to an increase in inventory, a decrease in accounts payable, as well as accruals and timing of tax deposits, partially offset by a decrease in the balance of accounts receivables.  Inventory levels increased $2.0 million at June 30, 2012 to enable the Company to take advantage of vendor discounts for inventory expected to be sold in the third quarter of 2012.  Accounts payable decreased $5.3 million as the Company paid for fourth quarter 2011 inventory purchases.  Accounts receivable balances decreased $1.8 million due to collections of the higher sales volume of the prior fourth quarter 2011 as compared to the second quarter of 2012.

Net cash used in operating activities was $0.2 million in 2011. The results primarily reflect a $10.6 million decrease in accounts payable as we paid for the build-up of inventory at December 31, 2010, during 2011.  This working capital decrease from accounts payable was offset by earnings of $4.0 million and inventory reductions of $6.6 million leading to the near breakeven impact.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities amounted to $2.9 million in 2012 compared to ($2.0) million in 2011.  Proceeds from the sale of assets previously classified as available for sale provided cash of $3.0 million in 2012.  Capital expenditures in 2012 amounted to $0.2 million, compared to $2.0 million in 2011.  The plant expansion at our screen production facility in Canada accounted for the majority of our capital expenditures in 2011.

Cash Flows from Financing Activities

Net cash used in financing amounted to $2.7 million in 2012 compared to net cash provided by financing activities of $0.6 million in 2011.  Cash of $2.7 million was used in the first six months of 2012 to purchase treasury stock.  Proceeds from the employee stock purchase plan of $0.2 million and proceeds and tax benefits related to share-based arrangements totaling $0.4 million favorably impacted cash flows in 2011.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertain to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the six months ended June 30, 2012 we recorded $0.2 million in realized and unrealized losses associated with these contracts in our condensed consolidated statement of income. This compares to an insignificant loss in the comparative period of 2011.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our leasing various assets under operating leases.

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining in 2012	2013	2014	2015	2016	Thereafter

Postretirement benefits	168	4	18	20	20	21	85
Operating leases	4,229	174	506	524	342	353	2,330
Contractual cash obligations	$4,397	$178	$524	$544	$362	$374	$2,415

(1)         The schedule above excludes the following items:

•                  We have accrued approximately $0.2 million of unrecognized tax benefits in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of June 30, 2012.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.  As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Litigation

From time to time we may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2011.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the six months ended June 30, 2012.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of June 30, 2012. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At June 30, 2012, we had no outstanding foreign currency forward contracts.

A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balances by approximately $0.9 million.

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

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of the Company’s risk factors. In addition, the following risk factors should be considered.

The Company faces exposure to unknown tax liabilities

We are subject to income and non-income based taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax liabilities and other tax liabilities. If the governing tax authorities have a different interpretation of the applicable law and successfully challenge any of our tax positions, our financial condition and/or results of operations could be adversely affected.

The Company faces the possibility of an uncertain tax liability in China

In July 2012, the Company was notified by the Chinese Customs Authority that it will be reviewing the Company’s 2010 tax filings for outstanding Value Added Tax (VAT) due to the Authority.  The Company is currently assessing the situation and believes that it has all material VAT taxes appropriately accrued in the financial statements at June 30, 2012.  However, the Company faces the risk that the Chinese Customs Authority’s decision will be in excess of the amount accrued and that the impact of such a decision could materially impact the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2011, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended).  There were no repurchases during the quarter ended June 30, 2012, as reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate $ amount) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2012	—	$—	—	$5,332,680
May 1 — May 31, 2012	—	$—	—	$5,332,680
June 1 — June 30, 2012	—	$—	—	$5,332,680

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

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens, Secretary/Treasurer
	Chief Executive Officer and Director		and Chief Financial Officer

Date:	August 6, 2012	Date:	August 6, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

4.1	Credit Agreement, dated June 30, 2010, by and between the Company and Wells Fargo Bank, N.A.	8K	4.1	July 7, 2010

4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8K	4.2	June 30, 2011

4.3	Second Amendment to Credit Agreement, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8K	4.3	May 11, 2012

4.4	Revolving Line of Credit Note, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8K	4.4	May 11, 2012

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

					X