Form 10-K/A
period 2011-12-31
BALLANTYNE STRONG, INC.
filed 2012-08-22
CIK 946454

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

Explanatory Note

        Ballantyne Strong Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 to reflect the inclusion under Part IV, Item 15 of this report, of separate financial statements of Digital Link II, LLC, a fifty percent or less owned entity of the Company deemed a "significant subsidiary" at December 31, 2009, as required under SEC Rule 3-09 of Regulation S-X. Pursuant to Rule 3-09, Digital Link II, LLC was not a "significant subsidiary" at December 31, 2011 and 2010. Therefore, the financial statements for Digital Link II, LLC's fiscal year ended March 23, 2012 and March 25, 2011 are unaudited. Audited financial statements for Digital Link II, LLC's fiscal year ended March 26, 2010 are included as required.

        This Amendment No. I did not impact the Company's revenue, net earnings, total assets, stockholders' equity or earnings per share.

        Except as stated above, no other information included in the original Form 10-K is being amended. The remaining items contained within this Amendment No. 1 consist of all other items contained in the original Form 10-K, and are included for the convenience of the reader. This Amendment No. 1 continues to speak as of the date of the original Form 10-K and the Company has not updated the disclosures in this Amendment No. 1 to speak as of any later date. Accordingly, this Amendment No.1 should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

  3.
  Exhibit list.

b.
Filed as financial statement schedules beginning on page 68, are the separate financial statements of Digital Link II, a fifty percent or less owned entity of the Registrant.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.
By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President, Chief Executive Officer and Director		Mary A. Carstens, Chief Financial Officer
Date: August 21, 2012		Date: August 21, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II (1) William F. Welsh, II, Chairman
Date:	August 21, 2012
By:	/s/ ALVIN ABRAMSON (1) Alvin Abramson, Director
Date:	August 21, 2012
By:	/s/ DONDE PLOWMAN (1) Donde Plowman, Director
Date:	August 21, 2012
By:	/s/ MARC E. LEBARON (1) Marc E. LeBaron, Director
Date:	August 21, 2012
By:	/s/ MARK D. HASEBROOCK (1) Mark D. Hasebroock, Director
Date:	August 21, 2012
By:	/s/ SAMUEL C. FREITAG (1) Samuel C. Freitag, Director
Date:	August 21, 2012
(1) By:	/s/ MARY A. CARSTENS Mary A. Carstens, Attorney-In-Fact
Date:	August 21, 2012

FINANCIAL STATEMENTS

DIGITAL LINK II, LLC

YEAR ENDED MARCH 23, 2012 (Unaudited), MARCH 25, 2011 (Unaudited), AND MARCH 26, 2010

DIGITAL LINK II, LLC

Report of Independent Registered Public Accounting Firm

To the Members of
Digital Link II, LLC

        We have audited the accompanying statements of operations and cash flows of Digital Link II, LLC, a California limited liability company, for the year ended March 26, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Digital Link II, LLC for the year ended March 26, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 24, 2010

Digital Link II, LLC

Balance Sheet

(in 000's)

	March 23, 2012	March 25, 2011
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150	$2,365
Accounts receivable	169	328
Unbilled receivables	2,278	—

Total current assets	2,597	2,693
Digital equipment	913	9,142

Total assets	$3,510	$11,835

Liabilities and Members' Equity
Current liabilities:
Accounts payable	$45	$6
Current portion of long-term debt	—	2,173
Deferred revenue	3	3
Accrued property taxes	471	522
Due to related parties	1,327	1,295
Other accrued expenses	159	141

Total current liabilities	2,005	4,140
Virtual print fees	303	880
Customer deposits	240	2,780
Deferred revenue, net of current portion	30	33
Long-term debt, net of current portion	—	19
Total liabilities	2,578	7,852
Members' equity	932	3,983

Total liabilities and members' equity	$3,510	$11,835

See accompanying notes to the financial statements.

 Digital Link II, LLC

Statements of Operations

(in 000's)

	Year Ended March 23, 2012	Year Ended March 25, 2011	Year Ended March 26, 2010
	(Unaudited)	(Unaudited)
Digital equipment revenues	$8,807	$9,299	$1,019
Installation revenues	4	4	4

Total revenues	8,811	9,303	1,023
Cost of revenues	8,236	7,576	2,450

Gross profit (loss)	575	1,727	(1,427)
Operating income (expenses)
Selling and marketing expenses	(17)	(21)	(94)
Administrative expenses	(87)	(196)	(209)

Income (loss) from operations	471	1,510	(1,730)
Interest expense, net	(56)	(300)	(288)

Income (loss) before income taxes	415	1,210	(2,018)
Income tax expense	64	38	2

Net income (loss)	$351	$1,172	$(2,020)

See accompanying notes to the financial statements

 Digital Link II, LLC

Statements of Cash Flows

(in 000's)

	Year ended March 23, 2012	Year ended March 25, 2011	Year ended March 26, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$351	$1,172	$(2,020)
Adjustments to reconcile net income (loss) to net provided by operating activities:
Depreciation of digital equipment	682	1,123	1,579
Interest on long-term debt	—	—	33
Non-cash effect of digital equipment sold	7,547	6,424	845
Changes in assets and liabilities:
Accounts receivable	159	110	1,129
Unbilled receivables	(2,278)
Accounts payable	39	4	2
Accrued property tax	(51)	(9)	162
Due to related parties	32	(466)	113
Other accrued expenses	18	90	51
Deferred revenue	(3)	(5)	—
Customer deposits	(2,540)	1,199	165
Virtual print fees	(577)	(1,871)	773

Net cash provided by operating activities	3,379	7,771	2,832

Cash flows from investing activities:
Purchases of digital equipment	—	(842)	(4,623)

Net cash used in investing activities	—	(842)	(4,623)

Cash flows from financing activities:
Payments on long-term debt	(2,192)	(4,014)	(1,835)
Proceeds from the issuance of long-term debt	—	666	3,951
Proceeds from member contributions	—	—	—
Distribution to members	(3,402)	(2,000)	—

Net cash provided by (used in) financing activities	(5,594)	(5,348)	2,116

Net (decrease) increase in cash and cash equivalents	(2,215)	1,581	325
Cash and cash equivalents at beginning of year	2,365	784	459

Cash and cash equivalents at end of year	$150	$2,365	$784

See accompanying notes to the financial statements.

Digital Link II, LLC

Notes to the Financial Statements

Years ended March 23, 2012 (Unaudited), March 25, 2011 (Unaudited)

and March 26, 2010

(in 000's)

1.     Nature of Operations

Company

        On March 6, 2007, Digital Link II, LLC (the "Company") was formed between Ballantyne Strong, Inc. and RealD with member interests of 44.4% and 55.6%, respectively. The Company was formed for purposes of commercializing certain 3D technology and to fund the deployment of digital projector systems and servers to third-party exhibitors.

Fiscal Period

        The Company's fiscal year consists of four 13-week periods for a total of 52 weeks to align its year end with that of RealD, the majority interest holder in the Company. As a result, the Company's year-end for the fiscal years ended 2012, 2011 and 2010 were March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

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

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company continually monitors the trade accounts receivable to determine if an allowance for doubtful accounts is necessary. This allowance is developed based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly. No (unaudited) allowance for doubtful accounts exists at March 23, 2012 or March 25, 2011 .

Digital Equipment

        Digital equipment also includes digital servers, lenses and accessories and are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of 10 years.

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 23, 2012 (Unaudited), March 25, 2011 (Unaudited)

and March 26, 2010

(in 000's)

Upon installation at the customer location, the Company retains title to the digital equipment which is held and used by customers. The digital equipment is held for sale at either a specified date or upon occurrence of certain contingent events. As of March 23, 2012, digital equipment scheduled to be purchased within the next twelve months had a carrying value of $.9 million (unaudited). Depreciation is included in cost of revenue.

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

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 23, 2012 (Unaudited), March 25, 2011 (Unaudited)

and March 26, 2010

(in 000's)

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors or circumstances that could indicate the occurrence of such events include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, or incurring costs in excess of amounts originally expected to acquire or construct an asset. If the asset is not recoverable, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company's most significant long-lived assets subject to these periodic assessments of recoverability are digital equipment, which have a net book value of $913 (unaudited) and $9,142 (unaudited) at March 23, 2012 and March 25, 2011, respectively. As of March 23, 2012 and March 25, 2011 the Company concluded that no impairments related to long-lived assets exist.

Income Taxes

        The Company is treated as a limited liability company for federal and state income tax purposes. Under this treatment, state and federal income taxes are the responsibility of the Company's members. The Company is also subject to minimum and capital tax requirements in certain states.

Recently Adopted Accounting Pronouncements

        In October 2009, ASU No. 2009-13, Revenue Recognition (Topic 605)-Multiple—Deliverable Revenue Arrangements-a consensus of the Emerging Issues Task Force (ASU 2009-13) amends Accounting Standards Codification Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements (ASC 605-25). The amendments in ASU 2009-13 enable vendors to account for products or services separately rather than as a combined unit upon meeting certain criteria and establish a hierarchy for determining the selling price of a deliverable. In addition, a vendor can determine a best estimate of the selling price, in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, if a vendor does not have vendor specific objective evidence or third-party evidence of selling price. ASC 605-25 is also amended to eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method. The amendments in ASU 2009-13 was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted at the beginning of an entity's fiscal year. The Company prospectively adopted the amendments in ASU 2009-13 beginning in the first quarter of fiscal 2012. The company's adoption did not have a material impact on the consolidated financial statements.

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 23, 2012 (Unaudited), March 25, 2011 (Unaudited)

and March 26, 2010

(in 000's)

3.     Accounts Receivable

        Accounts receivable consist of the following:

	March 23, 2012	March 25, 2011
	(Unaudited)	(Unaudited)
Trade accounts receivable	$30	$180
Accounts receivable from Digital Link I, LLC	139	148

	$169	$328

        Accounts receivable from RealD and Digital Link I, LLC, a wholly-owned subsidiary of RealD, consist of virtual print fees collected from third-party studios by RealD on the Company's behalf.

4.     Digital Equipment

        Digital equipment includes the following:

	March 23, 2012	March 25, 2011
	(Unaudited)	(Unaudited)
Digital equipment	$1,478	$11,075
Less accumulated depreciation	(565)	(1,933)

Net digital equipment	$913	$9,142

        Depreciation expense amounted to approximately $682 (unaudited), $1,123 (unaudited) and $1,579 for the twelve months ended March 23, 2012, March 25, 2011 and March 26, 2010, respectively.

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

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 23, 2012 (Unaudited), March 25, 2011 (Unaudited)

and March 26, 2010

(in 000's)

7.     Debt

        The Company had entered into various loan financing agreements with NEC Financial Corporation to fund the purchase of digital projection equipment. Pursuant to the terms of the agreement, the loans were repaid over periods ranging from 22 to 36 months and bear interest rates ranging from 7.0% to 7.46% per annum. The loans were guaranteed by Ballantyne Strong, Inc. and RealD in proportion to each member's respective ownership interests. At March 23, 2012 2011, all amounts due under the loan agreements with NEC Financial Corporation had been repaid.

8.     Members' Equity

        All contributions are to be made in proportion to the members' respective ownership interests. For financial reporting and income tax purposes, all items of income and loss are allocated to the members in accordance with their respective ownership interests.

        The following table summarizes the changes in members' equity for the 3-year period:

	Ballantyne Strong, Inc.	RealD	Total
Members' equity at March 27, 2009	$3,032	$3,799	$6,831
Net loss	(897)	(1,123)	(2,020)

Members' equity at March 26, 2010	$2,135	$2,676	$4,811
Capital Distributions (unaudited)	(888)	(1,112)	(2,000)
Net income (unaudited)	521	651	1,172

Members' equity at March 25, 2011 (Unaudited)	$1,768	$2,215	$3,983
Capital Distributions (unaudited)	(1,510)	(1,892)	(3,402)
Net income (unaudited)	156	195	351

Members' equity at March 23, 2012 (Unaudited)	$414	$518	$932

9.     Supplemental Cash Flow Information

        Supplemental disclosures to the statement of cash flows are as follows:

	March 23, 2012	March 25, 2011	March 26, 2010
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$56	$300	$255

Taxes	$64	$38	$2

10.   Related Party

        Certain digital and theatre projection equipment held by the Company and provided to third-party exhibitors was purchased in an arm's length transaction from Ballantyne Strong Inc. ("Ballantyne"), who holds a 44.4% equity interest in the Company. During 2012, 2011 and 2010, the Company

Digital Link II, LLC

Notes to the Financial Statements (Continued)

Years ended March 23, 2012 (Unaudited), March 25, 2011 (Unaudited)

and March 26, 2010

(in 000's)

purchased $0 (unaudited), $841 (unaudited) and $4,623, respectively of projection equipment and related services from Ballantyne. As of March 23, 2012 and March 25, 2011, approximately $0 (unaudited) and $471 (unaudited) was outstanding and due to Ballantyne for the purchases made. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        During 2010 and 2009, the Company collected maintenance fees from exhibitors on behalf of Strong Technical Services, Inc., a subsidiary of Ballantyne Strong, Inc. As of March 23, 2012 and March 25, 2011 approximately $0 (unaudited) and $2 (unaudited) were due and outstanding for services rendered at March 26, 2010. The amounts due are recorded as due to related parties and classified as a current liability within the Balance Sheet.

        Total current receivables from Digital Link I, LLC, a wholly-owned subsidiary of RealD, was approximately $139 (unaudited) and $148 (unaudited) as of March 23, 2012 and March 25, 2011, respectively. The outstanding receivables consist of virtual print fees collected from third-party studios by RealD on the Company's behalf. The amounts due from Digital Link I, LLC are recorded in total accounts receivable within the Balance Sheet.

        Total due to RealD was approximately $1,327 (unaudited) and $1,295 (unaudited) as of March 23, 2012 and March 25, 2011, respectively. The outstanding payable consists of virtual print fees collected from third-party studios by the Company on RealD's behalf coupled with management and administration services provided by RealD. The amount due is recorded in due to related parties and classified as a current liability within the Balance Sheet.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation as amended	S-8	3.1	December 7, 2006
3.1.1	First Amendment to the Certificate of Incorporation	S-8	3.1.1	December 7, 2006
3.1.2	Second Amendment to the Certificate of Incorporation	S-8	3.1.2	December 7, 2006
3.1.3	Third Amendment to the Certificate of Incorporation	S-8	3.1.3	December 7, 2006
3.1.4	Fourth Amendment to the Certificate of Incorporation	10-Q	3.1.4	August 7, 2009
3.2	Bylaws of the Company	S-8	3.2	December 7, 2006
3.2.1	First Amendment to Bylaws of the Company	S-8	3.2.1	December 7, 2006
3.2.2	Second Amendment to Bylaws of the Company	S-8	3.2.2	December 7, 2006
3.2.3	Third Amendment to the Bylaws of the Company	S-8	3.2.3	December 7, 2006
3.2.4	Fourth Amendment to the Bylaws of the Company	8-K	99.1	May 1, 2007
4.1	Credit Agreement, dated June 30, 2010 between the Company and Wells Fargo, N.A.	8-K	4.1	July 7, 2010
4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.2	June 30, 2011
4.3	Revolving Line of Credit Note, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.3	June 30, 2011
10.1*	Ballantyne of Omaha, Inc. Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005
10.2*	Ballantyne of Omaha, Inc. 2005 Outside Directors' Stock Option Plan	Schedule 14A	Appendix C	April 26, 2005
10.3*	Ballantyne of Omaha, Inc. Non-Employee Directors Restricted Stock Plan	Schedule 14A	Appendix A	April 21, 2008
10.4*	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Appendix B	April 26, 2005
10.5*	Amendment No. 4 to Executive Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5	May 14, 2010
10.5.1*	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5.1	May 14, 2010
10.6*	2009 Short-Term Incentive Plan	10-Q	10.1	May 11, 2009
10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD	10-K	10.8	April 2, 2007

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.10	Authorized Digital Cinema Reseller Master Agreement dated January 21, 2010 between the Company and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010
10.11	Definitive Agreement dated October 1, 2006 between the Company and NEC Viewtechnology Ltd.	10-Q	10.1	November 14, 2006
10.16*	Ballantyne of Omaha, Inc. Non-Employee Directors' Restricted Stock Plan dated March 31, 2008	Schedule 14A	Appendix A	April 21, 2008
10.18*	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan dated May 21, 2009	10-K	10.18	March 23, 2010
10.21*	Ballantyne Strong, Inc. 2010 Long Term Incentive Plan	Schedule 14A	Exhibit A	April 20, 2010
10.22*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Exhibit B	April 20, 2010
10.23*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010
10.24	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010	10-Q	10.4	August 12, 2010
10.25*	Executive Employment Agreement between the Company and Gary L. Cavey dated November 1, 2010	10-Q	10.1	November 15, 2010
10.26*	Executive Employment Agreement between the Company and Mary A. Carstens dated July 26, 2011	10-Q	10.26	November 9, 2011
21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Strong Westrex (Beijing) Trading Inc.	China

23	Consent of KPMG LLP				X
23.1	Consent of Ernst & Young LLP				X
24	The Power of Attorney authorizing Gary L. Cavey and/or Mary A. Carstens to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2011 on behalf of non-management directors	10-K	24	March 12, 2012
31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X
101	The following materials from Ballantyne Strong's, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.				X

*
Management contract or compensatory plan.