Form 10-Q
period 2012-09-30
BALLANTYNE STRONG, INC.
filed 2012-11-09
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(402) 453-4444

(Registrant's telephone number, including area code:)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of November 1, 2012
Common Stock, $.01, par value	14,048,373 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,763	$39,889
Accounts receivable (net of allowance for doubtful accounts of $512 and $142, respectively)	26,091	30,579
Unbilled revenue	272	2,586
Inventories:
Finished goods, net	8,910	9,349
Work in process	1,254	301
Raw materials and components, net	4,090	5,270
Total inventories, net	14,254	14,920
Other current assets	6,380	8,446
Total current assets	83,760	96,420
Investment in joint venture	—	1,849
Property, plant and equipment (net of accumulated depreciation of $3,775 and $3,208, respectively)	10,586	9,419
Property held for sale	—	1,810
Note receivable	2,217	2,062
Other non-current assets	2,311	1,896
Total assets	$98,874	$113,456
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,963	$31,924
Other accrued expenses	4,249	4,820
Customer deposits/deferred revenue	4,697	5,037
Income tax payable	—	4,135
Total current liabilities	28,909	45,916
Deferred revenue	3,202	3,569
Other non-current liabilities	1,286	748
Total liabilities	33,397	50,233

Stockholders' equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,779 and 16,667 shares at September 30, 2012 and December 31, 2011, respectively; 14,048 and 14,512 shares outstanding at September 30, 2012 and December 31, 2011, respectively	167	167
Additional paid-in capital	37,658	37,234
Accumulated other comprehensive income:
Foreign currency translation	435	(137)
Minimum pension liability	81	81
Retained earnings	45,375	41,361
	83,716	78,706
Less 2,731 and 2,155 of common shares in treasury, at cost at September 30, 2012 and December 31, 2011, respectively	(18,239)	(15,483)
Total stockholders' equity	65,477	63,223
Total liabilities and stockholders' equity	$98,874	$113,456

See accompanying notes to condensed consolidated financial statements.

 Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$39,260	$63,437	$129,987	$132,906
Cost of revenues	35,539	53,387	113,569	110,019
Gross profit	3,721	10,050	16,418	22,887
Selling and administrative expenses:
Selling	1,349	933	3,405	2,924
Administrative	2,345	2,543	8,547	7,473
Total selling and administrative expenses	3,694	3,476	11,952	10,397
Gain (loss) on the sale/disposal/transfer of assets	(17)	13	1,361	36
Income from operations	10	6,587	5,827	12,526
Net interest income (expense)	(8)	(12)	(30)	(38)
Equity income (loss) of joint venture	(65)	207	1	(121)
Other income (expense), net	(205)	127	208	48
Income (loss) before income taxes	(268)	6,909	6,006	12,415
Income tax benefit (expense)	—	(2,170)	(2,024)	(3,683)
Net earnings (loss)	$(268)	$4,739	$3,982	$8,732
Basic earnings (loss) per share	$(0.02)	$0.33	$0.28	$0.61
Diluted earnings (loss) per share	$(0.02)	$0.33	$0.28	$0.60

Weighted average shares outstanding:
Basic	13,959	14,462	14,055	14,404
Diluted	13,959	14,488	14,136	14,483

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings (loss)	$(268)	$4,739	$3,982	$8,732
Currency translation adjustment:
Unrealized net change arising during period	612	(1,270)	572	(853)
Other Comprehensive Gain (Loss)	612	(1,270)	572	(853)
Comprehensive Income	$344	$3,469	$4,554	$7,879

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Net cash (used in) provided by operating activities	(5,346)	$2,314

Cash flows from investing activities:
Return of investment from Joint Venture	1,849	—
Excess distribution of investment from Joint Venture	659	—
Capital expenditures	(1,095)	(2,436)
Proceeds from sale of assets	3,332	47
Net cash provided by (used in) investing activities	4,745	(2,389)

Cash flows from financing activities:
Purchase of treasury stock	(2,756)	—
Proceeds from exercise of stock options	—	177
Excess tax benefits from share-based compensation	—	301
Proceeds from employee stock purchase plan	—	164
Net cash (used in) provided by financing activities	(2,756)	642
Effect of exchange rate changes on cash and cash equivalents	231	(373)
Net (decrease) increase in cash and cash equivalents	(3,126)	194
Cash and cash equivalents at beginning of period	39,889	22,250
Cash and cash equivalents at end of period	36,763	$22,444

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

     Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., and Strong Westrex (Beijing) Trading Inc., design, develop, manufacture, service and distribute theatre and lighting systems. The Company's products and services are sold to movie exhibition companies, sports arenas, auditoriums, amusement parks and special venues.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and all majority owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company's Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year-ended December 31, 2011.

     The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.  The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Fair Value of Financial and Derivative Instruments

      The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●                  Level 1 - inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

●                  Level 2 - inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

●                  Level 3 - inputs to the valuation techniques are unobservable for the assets or liabilities

     The following tables present the Company's financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2012:

Fair Values Measured on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$36,763	$—	$—	$36,763
Notes Receivable	$—	$—	$2,217	$2,217

Quantitative information about the Company's level 3 fair value measurements at September 30, 2012 is set forth below:

$ in thousands	Fair Value at September 30, 2012	Valuation Technique	Unobservable input	Range
Notes Receivable	$2,217	Discounted cash flow	Probability of Default	0%
			Prepayment rates	0%
			Loss severity	0%

     The significant unobservable inputs used in the fair value measurement of the Company's notes receivable are prepayment rates, probability of default and loss severity in the event of default.  Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for prepayment rates.

     The following table reconciles the beginning and ending balance of the Company's Notes Receivable fair value:

	Nine months ended September 30,
	2012	2011
	$ in thousands
Notes Receivable balance, beginning of period	$2,062	$—
Issuances of new notes	155	2,050
Notes Receivable balance, end of period	$2,217	$2,050

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

     The fair value of the foreign currency forward exchange contracts is measured based on the total amount of currency to be purchased and forward exchange rates as of the period end. See footnote 10 for additional information on the Company's foreign exchange contracts.

     The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the nine months ended September 30, 2012 we did not have any significant non-recurring measurements of nonfinancial assets or liabilities.

Current Year Adoption of Accounting Pronouncements

     In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. The Company adopted the requirements of ASU 2011-05 by presenting a single Condensed Consolidated Statement of Comprehensive Income immediately following the Statement of Income.  There was no other impact on the Company's condensed consolidated financial statements.

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

3. Correction of an Immaterial Error

     During the three months ended September 30, 2012, the Company identified an immaterial error in the condensed consolidated statements of cash flows of the Company's prior 2012 interim periods related to the classification of approximately $1.5 million of cash distributions received in March 2012 that represented a return of the Company's investment in Digital Link II, an unconsolidated joint venture, as cash flows from operating activities. Since this cash distribution was deemed to be a return of the Company's investment in Digital Link II, it should have been classified as investing cash flows in the condensed consolidated statements of cash flows for the three and six month periods ended March 31, 2012 and June 30, 2012.  The Company concluded that the error in presentation to prior interim periods is not material.  The Company revised its presentation of the $1.5 million cash distribution in the condensed consolidated statements of cash flow for the nine-month period ended September 30, 2012 as an investing cash flow, and will also be reflected in future filings as investing cash flows, as applicable.

     The adjustment has the effect of reducing previously reported cash provided by (used in) operating activities to ($1.5) million and increasing previously reported cash provided by investing activities to $1.5 million for the three months ended March 31, 2012. The adjustment has the effect of increasing previously reported cash used in operating activities to $5.7 million and increasing previously reported cash provided by investing activities to $4.4 million for the six months ended June 30, 2012.

  4. Earnings (Loss) Per Common Share

     Basic earnings (loss) per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands, except per share data)
Basic earnings per share:
Earnings (loss) applicable to common stock	$(268)	$4,739	$3,982	$8,732
Basic weighted average common shares outstanding	13,959	14,462	14,055	14,404
Basic earnings (loss) per share	$(0.02)	$0.33	$0.28	$0.61
Diluted earnings per share:
Earnings (loss) applicable to common stock	$(268)	$4,739	$3,982	$8,732
Basic weighted average common shares outstanding	13,959	14,462	14,055	14,404
Dilutive effect of stock options and restricted stock awards	—	26	81	79
Dilutive weighted average common shares outstanding	13,959	14,488	14,136	14,483
Diluted earnings (loss) per share	$(0.02)	$0.33	$0.28	$0.60

     For the three and nine month periods ended September 30, 2012, options to purchase 50,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share as the option's exercise price was greater than the average market price of the common shares for the respective periods.  An additional 79,000 options were excluded from the three month period ended September 30, 2012 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share. For the three and nine month periods ended September 30, 2011, options to purchase 52,200 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option's exercise price was greater than the average market price of the common shares for the respective periods.

5. Warranty Reserves

     Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm's OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer's warranty for digital products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three and nine months ended September 30 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Warranty accrual at beginning of period	$846	$961	$1,028	$848
Charged to expense	98	185	321	411
Amounts written off, net of recoveries	(89)	(137)	(495)	(263)
Foreign currency adjustment	13	(1)	14	12
Warranty accrual at end of period	$868	$1,008	$868	$1,008

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

Balance Sheet	September 30, 2012	December 31, 2011
(In thousands)
Current assets	$87	$3,758
Non-current assets	855	3,723
Current liabilities	650	1,890
Non-current liabilities	1,814	1,588
Equity (Deficit)	$(1,522)	$4,003

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations	2012	2011	2012	2011
(In thousands)
Revenue	$1	$5,666	$3	$5,668
Cost of sales	(24)	(4,954)	(151)	(5,596)
Selling and administrative expenses	(102)	(96)	(128)	(175)
Operating income (loss)	(125)	616	(276)	(103)
Other income (expense)	(6)	(24)	404	(101)
Net income (loss)	$(131)	$592	$128	$(204)

     The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC's financial statements as of September 21, 2012 and September 23, 2011, respectively.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company's portion of income (loss) of the LLC was immaterial for the three and nine months ended September 30, 2012.  The Company's portion of income (loss) of the LLC was approximately $0.2 million and ($0.1) million for the three and nine months ended September 30, 2011, respectively.

     In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the three and nine months ended September 30, 2012 and 2011.  However, the Company recognized $0 and $0.2 million of gross margin during the three and nine months ended September 30, 2012, respectively, related to the LLC's sale of equipment to third parties.  The Company recognized revenue of $2.3 million during the three and nine months ended September 30, 2011. The total receivable balance due from the LLC was insignificant at September 30, 2012 and December 31, 2011.

     During the first quarter of 2012 the Company received a $1.5 million return of investment in the LLC. During the third quarter of 2012 the Company received a $1.0 million distribution from the LLC. The excess of the distribution received in the third quarter over the Company's carrying value in the LLC of approximately $0.7 million is included in accrued expenses. The distribution in excess of the carrying value will not be recorded as income until the Company determines that future contributions to the LLC will not be required. The Company received no distributions from the LLC in the nine months ended September 30, 2011.

7. Corporate-wide strategic initiative

Restructuring

     In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consisted of selling the Company's Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which will also house its Network Operations Center. The Board and management determined that the best course of action for long-term success and future growth opportunities was to focus on its equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. Total life to date severance charges for the strategic initiative that began in 2011 are approximately $1.4 million, including $0.1 million in the three and nine months ended September 30, 2012.  The strategic initiative is expected to be completed by the end of 2012.

     The following table reconciles the beginning and ending restructuring balance for the nine months ended September 30, 2012 (in thousands):

Accrued severance at beginning of period	$963
Severance expense included in Administrative Expenses	116
Severance paid	(796)
Accrued severance at end of period	$283

Assets Held For Sale

     In connection with the strategic initiative discussed above, the Company reclassified its Nebraska-based analog projector facility, corporate headquarters and manufacturing equipment to held for sale. The assets were recorded at their carrying value of $1.8 million at December 31, 2011 as it was lower than the assets fair value less costs to sell. The following table summarizes the assets held for sale at September 30 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Real Estate	$—	$1,696
Machinery and Equipment	—	114
Total	$—	$1,810

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

8. Income Taxes

     The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 0.1% and 33.7% for the three and nine months ended September 30, 2012, respectively, as compared to 31.4% and 29.7% for the three and nine months ended September 30, 2011, respectively.  The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The Company's estimated annual effective rate was higher in the nine months ended September 30, 2012 compared to the comparable period of 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates. The effective rate for the three months ended September 30, 2012 was lower than the comparable period of 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates. Additionally, the Company offset the tax benefit for the quarter with tax expense of approximately $0.1 million in the three months ended September 30, 2012 resulting from a change in the estimated tax rate for 2012, due to a reduction in the expected credits the Company will earn during the current year.

     In July 2012, the Company was notified by the Chinese Customs Authority (the “Authority”) that they will be reviewing the Company's 2010 tax filings for outstanding Value Added Tax (VAT) due to the Authority.  The Company is currently assessing the situation and is unable to determine the impact, if any, there will be to the financial statements.  However, the Company believes it has all significant VAT taxes appropriately accrued in the financial statements at September 30, 2012.

     The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2011. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction's statute of limitations. The Company does not currently have any examinations in process. As of September 30, 2012, total unrecognized tax benefits amounted to approximately $0.1 million.

9. Stock Compensation

     The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense approximated the following for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share based compensation expense	$10	$59	$289	$154

Long-Term Incentive Plan

     The Company's 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During the nine months ended September 30, 2012, the Company awarded 139,000 options and 56,000 restricted stock shares under the 2010 Plan.

Options

     As noted above, under the 2010 Plan, the Company granted options to purchase 139,000 shares of the Company's common stock during the nine months ended September 30, 2012.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	57.0%
Risk-free interest rate	1.3%
Expected life of options (in years)	6

     The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected volatility was based on historical monthly price changes of the Company's stock based on the expected life of the options at the date of grant.  The expected life of options is the average number of years the Company estimates that options will be outstanding.  The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

     The following table summarizes the Company's activities with respect to its stock options for the nine months ended September 30, 2012 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	52,200	$8.14	8.86	$—
Granted	139,000	4.70
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2012	191,200	$5.64	8.94	$—
Exercisable at September 30, 2012	18,867	$8.14	8.11	$—

     The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2012.

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

			Options Outstanding at September 30, 2012			Options Exercisable at September 30, 2012
Range of option exercise price			Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$4.07	to	8.32	191,200	8.94	$5.64	18,867	8.11	$8.14

Restricted Stock Plans

     The Company's 2005 Restricted Stock Plan (the “2005 Plan”) provides for the grant of restricted stock awards.  A total of 250,000 shares were reserved for issuance under the 2005 Plan.  These shares are subject to such restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. During the nine months ended September 30, 2012, the Company awarded 28,210 restricted shares under the 2005 Plan, which shares vested and became unrestricted immediately.

     The Ballantyne Strong, Inc. Non-Employee Directors' Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan. During the nine months ended September 30, 2012, the Company granted 28,200 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company's 2013 Annual Meeting of Stockholders.

     As noted above, the Company awarded a total of 112,410 restricted shares under the 2010 Plan, the 2005 Plan and the Non-Employee Plan during the nine months ended September 30, 2012.  In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

     As of September 30, 2012, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.3 million which is expected to be recognized over a weighted average period of 2.4 years.

     The following table summarizes restricted stock activity for the nine months ended September 30, 2012:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2011	12,600	$5.93
Granted	112,410	5.16
Shares vested	(40,810)	5.22
Shares forfeited	—	—
Non-vested at September 30, 2012	84,200	$5.24

Employee Stock Purchase Plan

     The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan at September 30, 2012 was $1.82 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	36.88%
Risk-free interest rate	0.18%
Expected term (in years)	1

   The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three and nine months ended September 30, 2012 and 2011. At September 30, 2012, the total unrecognized estimated compensation cost was insignificant.

10.  Foreign Exchange Contracts

     The Company's primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

     The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	September 30, 2012	December 31, 2011
Foreign exchange forward contracts	Other current liabilities	$—	$4,723

     The above fair value at December 31, 2011 is offset against $4.7 million in other current liabilities, resulting in a net amount of $7 thousand of net liability.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification	2012	2011	2012	2011
Foreign exchange forward contracts	Other Income (Loss)	$(16)	$(380)	$145	$(397)

     See Note 1 for further information related to the Company's foreign exchange forward contracts.

11.  Commitments, Contingencies and Concentrations

Concentrations

     The Company's top ten customers accounted for approximately 35.8% and 50.3% of total consolidated net revenues for the three and nine months ended September 30, 2012, respectively, and were from the theatre segment. Trade accounts receivable from these customers represented approximately 30.8% of net consolidated receivables at September 30, 2012. Sales to CDF2 Holdings, LLC represented approximately 3.0% and 13.6% of consolidated sales for the three and nine months ended September 30, 2012, respectively. Additionally, receivables from this customer represented approximately 9.7% of net consolidated receivables at September 30, 2012, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

     The Company's future minimum lease payments for operating leases are as follows:

		Payments due by period ($ in thousands)
	Total	Remainder 2012	2013	2014	2015	2016	Thereafter
Operating leases	$4,146	$91	$506	$524	$342	$353	$2,330

12.  Business Segment Information

     As of September 30, 2012, the Company's operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit.  All significant intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Net revenue
Theatre
Products	$34,145	$58,071	$116,546	$120,452
Services	4,276	4,616	11,240	10,008
Total theatre	38,421	62,687	127,786	130,460
Lighting	839	750	2,201	2,446
Total revenue	$39,260	$63,437	$129,987	$132,906

Operating Income (Loss)
Theatre
Products	$1,617	$6,509	$9,096	$15,298
Services	148	1,758	1,236	2,165
Total theatre	1,765	8,267	10,332	17,463
Lighting	44	21	(169)	137
Total segment operating income	1,809	8,288	10,163	17,600
Unallocated general and administrative expenses	(1,782)	(1,714)	(5,697)	(5,110)
Interest, net	(8)	(12)	(30)	(38)
Gain (Loss) on sale of assets	(17)	13	1,361	36
Equity income (loss) of joint venture	(65)	207	1	(121)
Other income (loss)	(205)	127	208	48
Income (Loss) before income taxes	$(268)	$6,909	$6,006	$12,415

(In thousands)	September 30, 2012	December 31, 2011

Identifiable assets
Theatre
Products	$90,812	$107,016
Services	4,800	3,508
Total theatre	95,612	110,524
Lighting	3,262	2,932
Total	$98,874	$113,456

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net revenue
United States	$30,050	$53,883	$107,579	$102,010
China	4,263	6,892	12,261	19,238
South America	3,271	496	3,873	3,457
Canada	537	513	2,950	1,812
Asia (excluding China)	841	915	1,847	2,404
Mexico	152	626	546	2,079
Europe	146	111	488	1,221
Other	—	1	443	685
Total	$39,260	$63,437	$129,987	$132,906

(In thousands)	September 30, 2012	December 31, 2011

Identifiable assets
United States	$66,042	$80,885
Canada	20,197	17,671
Asia (excluding China)	7,676	6,963
China	4,959	7,937
Total	$98,874	$113,456

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

     We have two primary reportable core operating segments: theatre and lighting. Approximately 98.3% of sales for the nine months ended September 30, 2012 were from theatre products and services and approximately 1.7% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Corporate-wide restructuring

     In the fourth quarter of 2011, our Board of Directors and management approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business. The strategic initiative consisted of selling our Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which will also house our Network Operations Center. The Board and management determined that the best course of action for long-term success and future growth opportunities was to focus on our equipment distribution, cinema service and screen businesses while exiting the analog projector manufacturing business. In connection with the strategic initiative, we recorded pre-tax severance charges of approximately $1.4 million, including $1.3 million in 2011 and $0.1 million in the third quarter of 2012. Severance of $0.3 million was paid in 2011 and $0.8 million was paid in the nine months ended September 30, 2012.  The remaining $0.3 million will result in future cash expenditures in 2012.  In March 2012 we sold the analog projector manufacturing machinery and equipment previously identified as available for sale for $1.0 million, resulting in a gain of $0.9 million.  In May, 2012, we completed the sale of the corporate headquarters in a sale leaseback transaction, resulting in a gain of $0.5 million.  The net cash proceeds from the transaction was $2.0 million.  The strategic initiative is expected to be completed by the end of 2012.

Results of Operations:

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

     Net revenues during the three months ended September 30, 2012 decreased 38.1% to $39.3 million from $63.4 million during the three months ended September 30, 2011.

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Theatre
Products	$34,145	$58,071
Services	4,276	4,616
Total theatre revenues	38,421	62,687
Lighting	839	750
Total net revenues	$39,260	$63,437

Theatre Segment

     Sales of theatre products and services decreased 38.7% to $38.4 million in 2012 from $62.7 million in 2011.

Digital Product Sales

     Sales of digital products in the third quarter of 2012 decreased to $30.6 million. This is a decrease of 20.9% from the second quarter which was due to a number of factors including an extension of the installation deadline, some as far out as April 2013, by the Virtual Print Free (VPF) providers who offer financing to exhibitors and continued competitive pressures in the market. This represents a decrease of 43.2% or $23.4 million from the third quarter of 2011. Digital projectors and servers accounted for $19.9 million of the decrease in sales from 2011, with sales of digital lamps accounting for the remaining decrease. A single theatre customer in 2011 accounted for 55% of digital product sales in the third quarter of 2011, which did not recur in 2012.

Screen Product Sales

     We generated screen sales of $3.0 million in the third quarter of 2012, an increase of 24.1% over the $2.4 million generated in the third quarter of 2011. The increase primarily resulted from heavier giant screen sales as well as growth in international sales.

Service Revenues

     Service revenues decreased 7.4% in the third quarter of 2012 to $4.3 million from $4.6 million a year-ago. The decrease is due to non-recurring installation revenues related to the digital product sale described above in 2011 partially offset by the industry's continuing transition to digital cinema, providing increasing opportunities for our service team to sell a range of services including, but not limited to, installation, after-sale maintenance, repairs, cabling, wiring and NOC (Network Operation Center) services. As expected, revenues generated from servicing film equipment remained flat at $0.2 million in the third quarter of 2012 and the comparable period of 2011 while revenues generated from servicing digital equipment amounted to $4.1 million in the third quarter of 2012 compared to $4.4 million in the third quarter of 2011.

Film Product Sales

     Sales of film equipment, parts and lamps declined 68.6% to $0.5 million in the third quarter of 2012 from $1.7 million a year-ago. These declines were expected and sales of these products are expected to continue to decline as the industry continues to transition to digital cinema.

Lighting Segment

     Sales of lighting products increased 11.8% to $0.8 million from $0.7 million a year-ago.  Sales of follow spotlights and parts were flat at $0.6 million in the third quarters of 2012 and 2011, while sales of other lighting products increased to $0.2 million from $0.1 million a year-ago. Even though demand for lighting for the venue and entertainment sectors of the construction business is still slow, we are moving to focus on a growing segment, architectural accent lighting.

Export Revenues

     Sales outside the United States (mainly theatre sales) decreased to $9.2 million in the third quarter of 2012 from $9.6 million a year ago.  Sales in South America increased significantly, but were offset by decreased sales in China and Mexico. Sales in Canada, Asia and Europe were relatively flat compared to the prior year.  Export sales are sensitive to the timing of the digital cinema rollout in these countries in addition to being sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world have significant pricing pressures from domestic manufacturers and suppliers.  Additionally, foreign exchange rates and excise taxes occasionally make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

     Consolidated gross profit decreased 63.0% to $3.7 million in the third quarter of 2012 from $10.1 million a year-ago and as a percent of total revenue decreased to 9.5% from 15.8% in 2011. Gross profit in the theatre segment decreased to $3.4 million in 2012 from $9.9 million in 2011 and as a percentage of theatre sales decreased to 8.9% from 15.6% a year-ago. Our gross margin decreased from the prior year due to lower margins for digital equipment due to a competitive environment in 2012 and lower total revenue to leverage fixed costs.

     The gross profit in the lighting segment amounted to $0.3 million or 35.9% as a percentage of revenues in the third quarter of 2012 compared to $0.2 million or 31.2% as a percentage of revenues in 2011.  Our gross margin increased slightly from the prior year due to leveraging the increase in sales.

Selling Expenses

     Selling expenses increased 44.5% to $1.3 million in the third quarter of 2012 compared to $0.9 million a year-ago and as a percentage of revenues increased to 3.4% in 2012 from 1.5% in 2011 targeted to expand sales in growing product lines. The increase in selling expenses is primarily related to increased commissions, advertising and tradeshow expenses.

Administrative Expenses

     Administrative expenses decreased 7.8% to $2.3 million in the third quarter of 2012 from $2.5 million in 2011 and as a percent of total revenue increased to 6.0% in 2012 from 4.0% in 2011. The decrease in expenses is primarily due to reductions in compensation, travel and bad debt expense, partially offset by increases in severance accruals related to our corporate restructuring and professional fees.

Other Financial Items

     Our results for the third quarter of 2012 reflect a loss of approximately ($0.07) million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to income of approximately $0.1 million in the third quarter of 2011.

     The third quarter of 2012 includes other income (loss) of ($0.2) million, compared to $0.1 million in 2011, primarily related to net gains (losses) on foreign currency transactions.

     We recorded an insignificant income tax benefit in the third quarter of 2012, compared to income tax expense of $2.2 million in the third quarter of 2011. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 0.1% and 31.4% in the quarters ending September 30, 2012 and 2011, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate decreased in 2012 from 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates. Additionally, the Company offset the tax benefit for the quarter with tax expense of approximately $0.1 million in the three months ended September 30, 2012 resulting from a change in the estimated tax rate for 2012, due to a reduction in the expected credits the Company will earn during the current year.

     As a result of the items outlined above, we generated net earnings (loss) of approximately ($0.3) million and basic and diluted loss per share of $0.02 in the three months ended September 30, 2012 compared to $4.7 million in 2011 and basic and diluted earnings per share of $0.33 a year-ago, respectively.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

     Net revenues during the nine months ended September 30, 2012 decreased 2.2% to $130.0 million from $132.9 million during the nine months ended September 30, 2011.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Theatre
Products	$116,546	$120,452
Services	11,240	10,008
Total theatre revenues	127,786	130,460
Lighting	2,201	2,446
Total net revenues	$129,987	$132,906

Theatre Segment

     Sales of theatre products and services decreased 2.0% to $127.8 million in 2012 from $130.5 million in 2011.

Digital Product Sales

     Sales of digital products rose 4.5% to $104.3 million in 2012 from $99.8 million in 2011 as theatre exhibition companies continue to purchase digital projection equipment to replace 35mm film projectors as the industry transition to digital continues. The increase primarily resulted from a 5.6% increase in digital projectors and server sales.

Screen Product Sales

We generated screen sales of $9.3 million in 2012 compared to $14.1 million a year-ago, a decrease of 34.1%.  The decrease is primarily the result of customers accelerating their rollout of 3D systems in prior years thereby decreasing the demand for “silver” screens in 2012.

Service Revenues

     Service revenues increased 12.3% to $11.2 million in 2012 from $10.0 million a year-ago as the motion picture industry's transition to digital cinema resulted in more opportunities for our service team including installation and maintenance of digital projectors. Revenues from servicing digital products rose to $10.7 million or 95% of all service revenues in 2012 from $9.2 million or 92% in 2011.  As expected, revenues generated from servicing film equipment decreased to $0.6 million in 2012 compared to $0.8 million a year-ago consistent with the industry transition to digital equipment.

Film Product Sales

     Sales of film projection equipment declined 48.4% to $1.5 million in 2012 from $2.8 million a year-ago.  Sales of film replacement parts declined to $1.0 million during 2012 from $2.6 million during 2011, while sales of xenon lamps amounted to $0.5 million compared to $1.2 million a year-ago. These declines were expected and sales of these products are expected to continue to decline as the industry completes its transition to digital cinema.

Lighting Segment

     Sales of lighting products decreased 10.1% to $2.2 million from $2.5 million a year-ago, primarily due to a decrease in sales of follow spotlights to $1.2 million from $1.4 million a year-ago and a decrease in parts sales to $0.3 million in 2012 from $0.4 million in 2011, partially offset by an increase in other lighting products to $0.7 million from $0.6 million a year-ago.  Even though demand for lighting for the venue and entertainment sectors of the construction business remains slow, we are moving to focus on a growing segment, architectural accent lighting.

Export Revenues

     Sales outside the United States (mainly theatre sales) decreased to $22.4 million in 2012 from $30.9 million in 2011.  Although sales in Canada and South America increased, sales decreased in the remaining export markets.  The largest decreases occurred in China and Mexico.  Export declines in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

     Consolidated gross profit decreased 28.3% to $16.4 million in 2012 from $22.9 million a year-ago and as a percent of total revenue decreased to 12.6% from 17.2% in 2011. Gross profit in the theatre segment decreased to $15.9 million in 2012 from $22.1 million in 2011 and as a percentage of theatre sales declined to 12.4% from 17.0% a year-ago. Our gross margin decreased from the prior year due to a higher concentration of lower margin digital equipment and lamps and a lower concentration of screen sales, which carry strong margins, as well as pricing decreases due to a competitive market.

     The gross profit in the lighting segment amounted to $0.5 million or 24.2% as a percentage of revenues in 2012 compared to $0.8 million or 31.0% as a percentage of revenues in 2011.

Selling Expenses

     Selling expenses increased 16.4% to $3.4 million during 2012 compared to $2.9 million a year-ago and as a percentage of revenues increased to 2.6% from 2.2% a year-ago.  The increase in selling expenses is due to higher wages and commissions.

General and Administrative Expenses

     General and administrative expenses increased 14.4% to $8.5 million in 2012 from $7.5 million in 2011 and amounted to 6.6% and 5.6% of revenues in 2012 and 2011, respectively. The increase in expenses is primarily due to recruiting costs, higher professional fees and consultants used in the Asia operations.

Other Financial Items

     Gains on the sale of assets during 2012 approximated $1.4 million compared to $0.04 million during 2011.  The gain in 2012 is the result of selling the analog projector manufacturing machinery and equipment as well as our manufacturing facility and corporate headquarters facility previously identified as held for sale in connection with our corporate-wide restructuring initiative we began in 2011.

     Our results for 2012 reflect insignificant income pertaining to our 44.4% share of equity in the income from Digital Link II, LLC. The LLC's income for 2012 resulted from the sale of equipment to certain exhibition customers for projectors previously held in the LLC.  This income compares to a loss of approximately $0.1 million during the nine months ended September 30, 2011.

     Other income of $0.2 million in 2012, compared to $0.04 million in 2011, primarily related to net gains on foreign currency transactions.

     We recorded income tax expense of approximately $2.0 million in 2012 compared to $3.7 million in 2011. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 33.7% and 29.7% in the nine months ending September 30, 2012 and 2011, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate increased in 2012 from 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates and a reduction in the expected credits the Company will earn in 2012 compared to 2011.

     For the reasons outlined herein, we generated net earnings of approximately $4.0 million and basic and diluted earnings per share of $0.28 in 2012 compared to earnings of $8.7 million during 2011 and basic and diluted earnings per share of $0.61 and $0.60, respectively a year-ago.

Liquidity and Capital Resources

     During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $36.8 million compared to $39.9 million at December 31, 2011.

     We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which was renewed on May 8, 2012. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company's accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.  Since inception of the agreement, no amounts have been borrowed on the Revolving Credit Agreement. At September 30, 2012, the Company had availability of $20 million, including a letter of credit with an aggregate face amount of $0.4 million.

Cash Flows from Operating Activities

     Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

     Net cash used in operating activities was $5.3 million in the first nine months of 2012, which included net income of $4.0 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $2.0 million.    Changes in working capital used cash from operating activities of $11.3 million.  This is primarily due to a decrease in accounts payable, as well as accruals and timing of tax deposits, partially offset by a decrease in the balance of accounts receivables and other current assets.  Accounts payable decreased $12.7 million as the Company paid for fourth quarter 2011 inventory purchases.  Accounts receivable balances decreased $6.5 million due to collections of the higher sales volume of the prior fourth quarter 2011 as compared to the third quarter of 2012.

     Net cash used in operating activities was $2.3 million in 2011. The results reflect $8.7 million in net income. Changes in working capital used cash from operating activities of $6.4 million. An $11.0 million decrease in inventory and increases of $10.0 million, $2.5 million, and $3.6 million in accounts payable, income taxes payable and deferred revenue balances during the nine months ended September 30, 2011 were more than offset by a net increase in accounts receivable, unbilled and other receivables of $32.5 million, which primarily related to the sale to a significant theatre customer recorded in the latter part of the third quarter.

Cash Flows from Investing Activities

     Net cash provided by (used in) investing activities amounted to $4.7 million in 2012 compared to ($2.4) million in 2011. Cash was provided by a $2.5 million return of investment from our joint venture investment in Digital Link II. Proceeds from the sale of assets cash of $3.3 million in 2012, including $3.0 million from assets previously classified as available for sale.  Capital expenditures in 2012 amounted to $1.1 million, compared to $2.4 million in 2011.  The 2012 capital expenditures primarily relate to our new corporate headquarters to be occupied in the fourth quarter of 2012. The plant expansion at our screen production facility in Canada accounted for the majority of our capital expenditures in 2011.

Cash Flows from Financing Activities

     Net cash provided by (used in) financing amounted to ($2.8) million in 2012 compared to $0.6 million in 2011.  Cash of $2.8 million was used in the first nine months of 2012 to purchase treasury stock.  Proceeds from the employee stock purchase plan of $0.2 million and proceeds and tax benefits related to share-based arrangements totaling $0.5 million favorably impacted cash flows in 2011.

Hedging and Trading Activities

     Our primary exposure to foreign currency fluctuations pertain to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the nine months ended September 30, 2012 we recorded $0.2 million in realized and unrealized gains associated with these contracts in our condensed consolidated statement of income. This compares to a losses of $0.4 million in the comparative period of 2011.

     We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

     The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining in 2012	2013	2014	2015	2016	Thereafter

Postretirement benefits	168	4	18	20	20	21	85
Operating leases	4,146	91	506	524	342	353	2,330
Letter of Credit	391	—	391	—	—	—	—
Contractual cash obligations	$4,705	$95	$915	$544	$362	$374	$2,415

(1)         The schedule above excludes the following items:

●                  We have accrued approximately $0.1 million of unrecognized tax benefits in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of September 30, 2012.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

     There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

     Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.  As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

     Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2011.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the nine months ended September 30, 2012.

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

     Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of September 30, 2012. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

     Foreign Exchange — Exposures to transactions denominated in a currency other than the entity's functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At September 30, 2012, we had no outstanding foreign currency forward contracts.

     A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balances by approximately $0.3 million.

Item 4.  Controls and Procedures

      The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  There have been no changes in the Company's internal control over financial reporting during the fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

     In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes.  No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Item 1A.  Risk Factors

     Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of the Company's risk factors. In addition, the following risk factors should be considered.

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

The Company faces the possibility of an uncertain tax liability in China

     In July 2012, the Company was notified by the Chinese Customs Authority that it will be reviewing the Company's 2010 tax filings for outstanding Value Added Tax (VAT) due to the Authority.  The Company is currently assessing the situation and believes that it has all material VAT taxes appropriately accrued in the financial statements at September 30, 2012.  However, the Company faces the risk that the Chinese Customs Authority's decision will be in excess of the amount accrued and that the impact of such a decision could materially impact the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On December 22, 2011, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended).  On August 7, 2012, the Company discontinued the Plan prior to repurchasing the full amount of common stock originally authorized. Repurchases during the quarter ended September 30, 2012 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate $ amount) that May Yet Be Purchased Under the Plans or Programs

July 1 — July 31, 2012	—	$—	—	$5,332,680
August 1 — August 31, 2012	17,780	$4.98	17,780	$5,243,619
September 1 — September 30, 2012	—	$—	—	$5,243,619

(1) On December 22, 2011, the Company announced that its Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of the Company's outstanding Common Stock. On August 7, 2012, the Company announced that its Board discontinued the repurchase program prior to having repurchased the full amount of common stock originally authorized.

Item 6.  Exhibits

     See the Exhibit Index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens, Secretary/Treasurer
	Chief Executive Officer and Director		and Chief Financial Officer

Date:	November 9, 2012	Date:	November 9, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

4.1	Credit Agreement, dated June 30, 2010, by and between the Company and Wells Fargo Bank, N.A.	8K	4.1 4.1	July 7, 2010

4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A.	8K	4.2	June 30, 2011

4.3	Second Amendment to Credit Agreement, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8K	4.3	May 11, 2012

4.4	Revolving Line of Credit Note, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8K	4.4	May 11, 2012

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

					X