Form 10-K
period 2012-12-31
BALLANTYNE STRONG, INC.
filed 2013-03-11
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-13906

Ballantyne Strong, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0587703 (I.R.S. Employer Identification No.)

13710 FNB Parkway, Suite 400 Omaha, Nebraska (Address of principal executive offices)	68154 (Zip Code)

Registrant’s telephone number, including area code: (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports filed pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE MKT on June 30, 2012 was $83,974,933. The Company does not have any non-voting common equity. As of March 4, 2013, 14,050,797 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2013 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made in press releases, orally, at conferences, on the Company’s worldwide web site, or otherwise, by or on behalf of the Company. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statements and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in the forward-looking statements. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

Item 1.  Business

(a)	General Description of Business

General

We are a Delaware corporation and maintain our corporate offices in Omaha, Nebraska. We were founded in 1932 as a designer and manufacturer of film projectors. Over the past 80 years, we have expanded our product lines and services to meet the needs of the ever-changing and technologically-advancing theatre exhibition industry. Further, we have broadened our offerings through acquisitions to include a lighting division that services architectural, entertainment, and other commercial needs. We went public in 1995 and now primarily operate within two business segments: theatre and lighting. Approximately 98%, 98% and 97% of our sales were from theatre products for the years ended 2012, 2011 and 2010, respectively. Our shares are traded on the NYSE MKT under the symbol BTN.

Our centralized Network Operations Center (“NOC”), located in our Omaha, Nebraska, headquarters is staffed with software and network engineers who provide technical support, service and IT solutions for our theatre division. It allows our customers to consider new theatre technologies as they become more advanced and integrated, keeping complex systems and processes within their reach. Our NOC remotely monitors, tracks, programs, upgrades, and fixes a full range of systems for all makes of digital projection, audio systems, menu display boards, and the associated network systems. It is complemented by a responsive team of on-the-ground service technicians spread across North America and Asia who install and service digital and audio equipment and products.

We are a manufacturer, distributor, integrator and service provider to the exhibition theatre industry on a worldwide basis. Through our Strong® branding, we can fully outfit and automate all aspects of a cinematic theatre including digital projection, cinema screens, library management systems, smart digital signage, flat panels and complete state of the art sound systems, including Dolby Surround, Barco Auro 11.1, and QSC Sound Systems. We manufacture cinema screens in Joliette, Canada, through our Strong/MDI Screens Systems, Inc. subsidiary. We have sales and services offices across North America and Asia.

Through our lighting division, we design, develop, manufacture, distribute, install and service lighting systems for premier architectural sites as well as for a full range of needs for the entertainment and various other industries worldwide. This includes followspots and other specialty lighting for event centers, arenas, exhibit halls, concert tours, staged theatrical performances, and music, dance and various other venues with theatric lighting needs.

In the fourth quarter of 2011, our Board of Directors and management approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and exit the analog projector manufacturing business. The strategic initiative consisted of selling our Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which also houses our Network Operations Center. In connection with the strategic initiative, we recorded pre-tax severance charges of approximately $1.4 million, including $1.3 million in 2011 and $0.1 million in 2012. Severance of $0.3 million was paid in 2011 and $1.0 million was paid in 2012.  The remaining $0.1 million will result in future cash expenditures in 2013.  In March 2012 we sold the analog projector manufacturing machinery and equipment previously identified as available for sale for $1.0 million, resulting in a gain of $0.9 million.  In May, 2012, we completed the sale of the corporate headquarters in a sale leaseback transaction, resulting in a gain of $0.5 million.  As part of this transaction, rental expense of $0.2 million was recorded through November 2012.  The net cash proceeds from the transaction were $2.0 million.  The strategic initiative is expected to be completed by the end of the second quarter of 2013.

(b)	Operating Segments

We conduct our operations through two primary business segments: Theatre and Lighting. The presentation of segment information reflects the manner in which management assesses performance.

Theatre:  This segment consists of the service, manufacture, assembly, distribution and installation of digital projection equipment, screens and accessories primarily for the theatre exhibition industry.

Lighting:  This segment consists of the design, manufacture, assembly, distribution, installation and service of lighting systems to worldwide industries for architectural, entertainment and other commercial lighting needs.

Refer to the Business Segment Information set forth in Note 20 of our consolidated financial statements for further information concerning the amounts of revenues, profits and total assets attributable to each segment for the last three fiscal years.

(c)	Narrative Description of Business

The following information describes the principal products produced, services rendered, principal markets for, and methods of distribution of each business segment of our Company.

Theatre Segment

Overview

The Company provides a full range of services and theatre exhibition systems primarily for the theatre exhibition industry. The systems include a wide spectrum of premier audio-visual products and accessories such as: digital projectors, state of the art projection screens, servers and library management systems, digital signage and menu boards, flat panels, and sound systems. Services provided include: the monitoring, upgrade, and repair and maintenance of existing systems; the installation of new theatre exhibition systems and related equipment; and complete film-to-digital theatre conversion services, retrofitting existing complexes by removing film projectors and replacing them with digital equipment. The monitoring, upgrade, maintenance and repair of networked systems are performed by our Network Operations Center (“NOC”) using, as much as possible, remote, smart technology to identify and troubleshoot software and other system issues. Hardware upgrades, installations, maintenance and repair services are performed onsite by on-the-ground technicians.

Products

Network Operations Center (“NOC”)—In the era of analog film, cinema exhibitors were able to manage and service their installed projectors and related equipment themselves. But in the digital age, audio to visual technology relies on advanced, integrated networks that require theatre exhibitors to manage their complex digital systems. Our NOC, staffed by software engineers and systems techs, operates 24/7/365 and provides IT solutions to our customers for their full range of digital theatre exhibition equipment to help manage these systems. We are able to monitor our customers’ networked equipment remotely through a secure virtual private network (“VPN”), often providing proactive solutions to systems issues before they cause system failures. Our remote services include systems monitoring and maintenance, software upgrades, and system repairs. By utilizing NOC personnel to solve customer issues whenever possible, we eliminate travel time and expenses normally incurred by sending a technician onsite for repairs. Many issues that don’t involve parts replacements or physical contact with the hardware can be handled remotely using our remote assistance technologies.

Service & Maintenance—We supply digital installations and after-sale maintenance services. Our technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely; they are certified to install and service digital and audio equipment for all manufacturers including the equipment of our competitors. We offer cabling, wiring, and installation and maintenance services for digital menu boards and other digital signage on ad hoc, as-needed basis. We also offer long term contractual service packages for maintenance and repairs to a wide range of installed digital equipment for customers including equipment originally installed by our competitors. These long term service packages provide our Company with recurring revenue.

Digital Projectors—Through distribution agreements with NEC and BARCO, we distribute DLP Cinema projectors. Both manufacturers of the projectors use the DLP cinema technology from Texas Instruments. NEC offers DLP Cinema projectors ranging from their NC900 projector for screens up to 31 feet wide to the NC3240S which is a 4K projector designed for screens up to 105 feet wide. BARCO offers DLP Cinema projectors ranging from their DP2K-10SX projector for screens up to 33 feet to the DP4K-32B cinema projector which is an ultra-bright enhanced 4K cinema projector for screens up to 105 feet.

Our non-exclusive distribution agreements with NEC and BARCO allow us to market digital projectors in North and South America, including the Caribbean. In China we have distribution rights to sell NEC and BARCO and can distribute NEC products in Hong Kong and certain other areas of Asia. We do not have any territorial restrictions for any of our other products and services.

Cinema Servers—Through a formal distribution agreement with GDC Technology (USA), LLC, we distribute GDC’s line of digital cinema servers in North and South America. We also distribute their servers in certain other areas of the world under less formal arrangements. In addition, we distribute servers for other server manufacturers including those manufactured by Doremi. Digital servers and the related integrated media block are used by our customers for the storage and delivery of digital content.

Additional Digital Projection Products—We also distribute certain accessories which, coupled with the cinema projector, server and integrated media block, can fully outfit and automate a projection booth. The significant accessories include, but are not limited to: 1) library management systems; 2) automation products; 3) pedestals; 4) 3D accessories; 5) lenses; and 6) lamps.

Digital Audio Systems—We distribute a range of state of the art digital audio systems, including surround and 3D sound technologies from the following manufacturers: Dolby, Barco and QSC. Our technicians are certified by each manufacturer to install, service and maintain these audio systems.

Cinema Screens—We manufacture multiple standard and large format 2D and 3D screens for cinema and special venue applications through our ISO-certified manufacturing facility in Canada. There are certain digital 3D applications, such as the technology by RealD, that require unique “silver” screens that we manufacture. We manufacture screens for the IMAX Corporation that are primarily used in large-format applications on a global basis.

Digital Menu Boards and Signage—We provide installation, maintenance and service of digital menu boards and other digital signage primarily for the theatre industry.

Xenon Lamps—We distribute xenon lamps for resale to the theatre (both digital and film) and lighting industries through a distributorship agreement with Philips. We also distribute other brands of xenon lamps as requested by our customers.

Lenses—We distribute digital projection lenses throughout the world.

Markets

We market and sell our products directly to end users as well as through certain domestic and international dealers primarily to theatre exhibitors in the cinema world. Sales and marketing professionals target new business opportunities and principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed. In addition, we market our products in trade publications such as Film Journal and Box Office and by participating in annual industry trade shows such as CinemaCon, ShowEast, CineAsia in Asia and Cinema Expo in Europe, and other regional exhibitions. Our sales and marketing professionals have extensive experience with the Company’s product lines and have long-term relationships throughout the industry.

Our non-exclusive distribution agreements with NEC and BARCO allow us to market digital projectors in North and South America, including the Caribbean. In China we have distribution rights to sell NEC and BARCO and can distribute NEC products in Hong Kong and certain other areas of Asia. We do not have any territorial restrictions for any of our other products and services.

Competition

Digital Equipment—The markets for our products in the theatre segment have been highly competitive during the analog-to-digital cinema conversion. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes one other licensed OEM of the Texas Instruments’ DLP cinema technology besides our partners NEC and BARCO: Christie Digital Systems. We also compete with SONY, which uses its own 4K digital cinema technology

Screens—While there are numerous screen manufacturing companies in the world, the primary competitor in the worldwide cinema screen market is Harkness Screens. Competitive factors include product quality, availability and price.

Service & NOC—The competition in the cinema service industry for installation and after-sale maintenance services is primarily driven by the two largest cinema service companies including Christie Digital Cinema and ourselves. There are several other smaller scale providers in the market. We compete with Christie Digital Systems, BARCO, and Convergent and other providers for NOC services.

Lighting Segment

Overview

Under the trademark Strong®, we are a developer, manufacturer and supplier of long-range followspots as well as other lighting products for architectural, theatrical, promotional, stage and studio purposes. Our products include an ever-expanding line of LED lighting, which are more effective, efficient and environmentally sound. We provide installation and maintenance services for our lighting product lines for both permanent and touring applications. Our lighting is installed to accentuate premier architectural sites, in sporting arenas and facilities, theatres, auditoriums, theme parks, amphitheaters, stadiums, music venues, and is used in touring applications for the entertainment and other industries. While the majority of our lighting products are mass-produced and fitted to our clients’ project and property needs, we do perform commissioned work for one-of-a-kind lighting needs. For these projects, we can provide project management services, including design, engineering, manufacture, installation, and continued service. Our most notable lighting commission to date is the beacon light atop of Freedom Tower at the new World Trade Center, which will be placed in 2013.

Products

Followspots—We have been a developer, manufacturer and distributor of long-range followspots since 1950. Our followspots are primarily marketed under the Strong® trademark and include recognized trademarked models such as Super Trouper® and Gladiator®. Our long-range followspots are high-intensity general-use illumination products designed for both permanent and touring installations. Lower wattage models are appropriate for small venues and truss mounting; high-intensity xenon models are appropriate for large theatres, arenas and stadiums.

In response to a segment of the marketplace demanding less expensive, smaller and more user and environmentally friendly products, we have introduced certain new followspots over the last few years, including the Canto, Solutions™ and Neeva™ product lines. Canto, the Italian-manufactured followspot line, consists of seven basic models. Our LED lighting fixtures, introduced during 2010, include both Solutions™ and Neeva™. These lights are designed to fill a demand for efficient long-throw LED-based lighting solutions for the entertainment and architectural lighting marketplaces.

Signature Commissioned Lighting—Our Company can provide signature, one-of-a-kind lighting solutions on commissioned, case-by-case basis for architectural sites, entertainment, and various other purposes. We work with internal engineers to design, develop and identify an appropriate manufacturer for the fixture(s) and can provide project management services to clients from inception to installation. We can also work as a member of a larger project management team for highly complex jobs. Jobs of note to date include the beacon light atop Freedom Tower at the new World Trade Center, NASA Space Shuttle lighting, and the beacon light atop the iconic pyramid-shaped Luxor Hotel and Casino in Las Vegas, Nevada.

Markets

We sell our lighting products through a combination of a small direct sales force, dealer network and commissioned sales representatives to arenas, stadiums, theme parks, theatres, auditoriums, equipment rental companies, entertainers and managers and owners of premier architectural sites worldwide. Our followspot products are marketed using the Strong® trademark and are used in over 100 major arenas throughout the world.

Competition

The markets for our lighting products are also highly competitive. We compete in the lighting industry primarily on the basis of quality, price, branding, and product line variety.

Strategy

Our strategy combines the following key elements:

Expand Service and Network Operations Center within our current market and to other strategic growth markets.  We have made significant investments in capital and technical resources over the past several years in strengthening our core service capabilities which include monitoring, installation and repair of equipment, cabling, and wiring.  These strengths along with our strong customer relationships, will allow us to expand our core service offerings not only in the theater industry but in to other markets as well.  In addition, the technical capabilities within our NOC allow us to meet industry demands for remote systems monitoring for digital equipment and back room operations in other markets outside cinema.

Expand Product Sales Opportunities. We will continue to bundle and aggressively cross sell all product and service offerings to existing market channels tapping into our solid customer relationships in the cinema and lighting segments.  In addition, we are looking for new product offerings either through distribution channels or via in-house development that fit well with our current product portfolio and our current markets as well as adjacent markets such as security and energy management which lend themselves well to our technical capabilities and expertise.

We will aggressively market our ability to provide industry leading products and services that provide a significant value add to our existing customer base as well as those outside our current niche.  This strategy will be deployed globally through our existing teams in North America and Asia, as well as utilizing partnerships as needed.

Leverage Engineering and Project Management Expertise.  We will deliver user-friendly solutions to complex projects and products.  This strategy utilizes the growing strength of our technical expertise to deliver results on time and on budget for our customers as was evident in the digital deployment for exhibitors such as Regal and Marcus, as well as in the lighting arena for the Signature Commissioned lighting project for the Freedom Tower.  As firmware and software increase in complexity, we see opportunity to simplify the existing and emerging technologies for our customers from deployment through daily operational management and servicing.

Pursue Strategic Acquisitions.  We are focused on identifying and completing acquisitions within areas where we can effectively leverage our strong competences as an organization, including customer service, global sales, operations management, distribution and channel management, and proven skill in integrating, installing and supporting advanced electronic components and software applications.

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

Manufacturing

We manufacture cinema screens through our screen subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of a 75,000 square-foot facility for the manufacture of cinema screen systems. These facilities include expanded PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state of the art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications. We are one of the only screen manufacturers in the world with Silver Screen technologies capable of supporting RealD projections.

We manufacture the following lighting products at our manufacturing facility in Omaha, Nebraska: Strong®, Radiance®, Sky-Tracker®, Super Trouper®, Gladiator® and Solutions™.

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

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the following trademarks to be of value to our business: Strong®, Radiance®, Sky-Tracker®, Super Trouper®, Gladiator®, and Solutions™.

Employees

We employed 211 persons on a full-time basis at December 31, 2012. Of these employees, 56 were considered manufacturing, 5 were executive, 85 were service related and 65 were considered sales and administrative. We are not a party to any collective bargaining agreement.

Executive Officers of the Company

Gary Cavey, age 63, has been our President, CEO and a member of the Board of Directors since November of 2010.

Christopher Stark, age 52, assumed the responsibilities of VP-Operations in May of 2007 and is currently Senior Vice President and Chief Operating Officer.

Ray F. Boegner, age 63, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles for our Company.

Mary A. Carstens, age 56, serves as Senior Vice President, Chief Financial Officer and Treasurer.  Ms. Carstens assumed the role of Chief Financial Officer in July of 2011.

David G. Anderson, age 58, serves as Vice President, General Counsel and Secretary.  Mr. Anderson assumed the roles in November of 2012.

Information available on Ballantyne Website

We make available free of charge on our website (www.strong-world.com) through a link to the Securities and Exchange Commission (“SEC”) website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K. The Board of Directors has adopted the following governance documents which are also posted on our website:

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

Corporate Secretary Ballantyne Strong, Inc. 13710 FNB Parkway, Suite 400 Omaha, NE 68154

Financial Information About Geographic Areas

The information called for by this item is included in Note 20 of our consolidated financial statements in this report.

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

New and expanded lines of business is a part of our strategy to compensate for the lower demand for our digital products and installation services.

A significant portion of our revenue in recent years has been generated from the theatre exhibition industry’s need for equipment and service to support the industries transformation from film to digital equipment. This required the Company to commit substantial resources to the process of retrofitting existing theatre complexes by removing the film equipment and replacing it with digital equipment, and have thusly experienced significant financial gains from this work. As the theatre exhibition industry nears the completion of this digital conversion process in 2013, we will no longer be able to rely on that income as a major portion of our earnings.  If we are unable to expand our revenue streams with other products and services, our future growth would be significantly curtailed.

Growth through acquisition is a part of our business plan and we may not be able to successfully identify, finance or integrate acquisitions.

Our strategy is to pursue acquisitions that would fit in our business plans.  However, we cannot assure that we will be able to locate appropriate acquisition candidates, that any identified candidates will be acquired or that acquired operations will be effectively integrated or prove profitable, or that sufficient financing can be obtained.

Our financial results depend largely on the health of the theatre exhibition industry.

In 2012, approximately 98% of our revenues resulted from sales to the theatre exhibition industry. The current transformation from analog to digital requires significant investment and there can be no assurance that our customers will be able to obtain a sufficient amount of this capital to continue the transformation. Without access to this capital, our theatre customers would be unable to purchase our products which would have a material adverse effect on our business, financial condition and results of operations. In addition, while the health of the theatre exhibition industry has improved significantly over the past few years, there are still risks in the industry which result in continued exposure to Ballantyne.

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

The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to continue in the future. Certain of the competitors for our digital equipment have significantly greater resources than we do. In addition, many of our competitors are manufacturing their own digital equipment, whereas, we employ a distribution business model through our distribution agreements with NEC, BARCO and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues. If we lose market share due to these issues, we may be unable to lower our cost structure quickly enough to offset the lost revenue. If we are unable to compete successfully, our business and results of operations will be seriously harmed.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly theatre sales) continue to be significant, accounting for approximately 19% of consolidated sales in fiscal 2012, which include $15.7 million of sales in China. This compared to 22% in 2011 and $26.0 million of sales in China. We are seeking to expand our share of foreign sales, which we expect will continue to account for a significant portion of our revenues. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. A significant amount of our foreign sales are denominated in foreign currencies and amounted to $23.3 million in 2012. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are more subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency. We cannot assure that these factors will not adversely affect our foreign activities in the future.

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

The current issues in the global credit markets and weak worldwide economies may continue to negatively impact the theatre and lighting markets we serve. This environment could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, including NEC and BARCO, which could affect our ability to secure product to meet our customers’ demand.  The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

The Company’s top ten customers accounted for approximately 47% of 2012 consolidated net revenues and were from the theatre segment. Trade accounts receivable from these customers represented approximately 36% of net consolidated receivables at December 31, 2012.  Sales to CDF2 Holdings represented approximately 12% of total 2012 sales and account receivable from CDF2 represented 5% of net consolidated receivables. The note receivable from CDF2 had an outstanding balance of $2.2 million at December 31, 2012.  Additionally, receivables from Belmont Capital Group represented approximately 17% of net consolidated receivables at December 31, 2012. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Security and privacy breaches could harm our business if we are affected by a cyber-attack.

A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse business impact. The risks may include such items as:

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

At December 31, 2012, we have recorded net deferred tax assets of $3.1 million. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse effect on our results of operations.

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

Item 1B.  Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to this item.

Item 2.  Properties

Our headquarters and NOC are located at 13710 FNB Parkway, Omaha, Nebraska, where we lease office space. The premises are used for offices and operating the NOC. The lease expires in April 2023.  Our primary distribution facility is located at 4350 McKinley Street, Omaha, Nebraska, where we lease, on a month-by-month basis, approximately 20,000 square feet of our previously owned facility.  The premises are used for distribution and manufacture of certain products.   In addition, our subsidiaries owned or leased the following facilities as of December 31, 2012.

•
Our Strong/MDI Screen Systems, Inc. subsidiary owns a 75,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facilities are used for offices, manufacturing, assembly and distribution of the cinema screens. We believe this facility is well maintained and adequate for future needs.

•	Our Strong Westrex (Beijing) Trading Inc. subsidiary leases office space in Beijing and certain other cities in China. The leases expire between August and December 2013.

•	We also lease office space in Hong Kong. The lease expires November 2014.

•	Strong Technical Services, Inc. leases a small administrative office on a month-by-month basis in Fall River, Massachusetts.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NYSE MKT under the symbol “BTN”. The following table sets forth the high and low per share sale price for the common stock as reported by the NYSE MKT.

		High	Low
2012	First Quarter	$5.37	$4.06
	Second Quarter	6.48	5.26
	Third Quarter	6.02	4.03
	Fourth Quarter	4.54	3.09

2011	First Quarter	$8.01	$6.18
	Second Quarter	7.28	4.69
	Third Quarter	4.77	3.08
	Fourth Quarter	4.23	2.76

2010	First Quarter	$5.89	$3.10
	Second Quarter	9.00	5.45
	Third Quarter	9.66	6.91
	Fourth Quarter	9.74	6.48

According to the records of our transfer agent, we had 135 stockholders of record of our common stock on March 4, 2013. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The last reported per share sale price for the common stock on March 4, 2013 was $3.73. We had 14,050,797 shares of common stock outstanding on March 4, 2013.

On December 22, 2011, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). On August 7, 2012, the Company discontinued the Plan prior to repurchasing the full amount of common stock originally authorized. No repurchases were made during the fourth quarter of 2012, as reflected in the following table:

ISSUER REPURCHASES OF EQUITY SECURITIES(1)

			(a)	(b)	(c)	(d)
Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in thousands)
October 1	–	October 31, 2012	—	$0.00	—	$0
November 1	–	November 30, 2012	—	$0.00	—	$0
December 1	–	December 31, 2012	—	$0.00	—	$0

(1)	Information for Stock Repurchase Program announced December 22, 2011, in maximum amount of $8 million.

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

Equity Compensation Plan Information

The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	139,000	4.70	676,539	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	139,000	4.70	676,539	(1)

(1)	Includes 65,753 securities for the 2005 Stock Purchase Plan, 190,186 securities for our employee and director Restricted Stock Plans and 405,000 securities for our 2010 Long-Term Incentive Plan.

PERFORMANCE GRAPH

The following graph compares Ballantyne Strong’s cumulative total stockholder return over the last five fiscal years with the Standard and Poor’s 500 Index® (“S&P 500”), the Research Data Group, Inc. (“RDG”) SmallCap Technology Index and a peer group consisting of the following issuers: Avid Technology, Inc., Chyron Corp., Eastman Kodak Company, Ikonics Corp., Swordfish Financial, Inc, RealD Inc. and XRX International Entertainment Holding  Group. The Company has in good faith selected these peer issuers on the basis of their sharing the same SIC code (3861, Photographic Equipment & Supplies). The peer group total return was calculated using a weighted average market value. The graph assumes $100 was invested on December 31, 2007, and assumes reinvestment of all dividends.

	12/07	12/08	12/09	12/10	12/11	12/12

Ballantyne Strong, Inc.	100.00	21.03	63.76	132.82	69.91	56.41
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
RDG SmallCap Technology	100.00	53.51	74.86	94.66	74.41	71.91
SIC: 3861 - PHOTOGRAPHIC EQUIPMENT & SUPPLIES	100.00	32.34	24.78	32.89	9.07	9.02

Item 6.  Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of operations data
Net revenue	$169,084	$184,433	$136,335	$72,146	$54,815
Gross profit	$22,594	$30,213	$24,739	$14,732	$8,794
Net earnings (loss)	$5,542	$10,347	$8,434	$2,071	$(3,034)
Net earnings (loss) per share
Basic	$0.39	$0.72	$0.60	$0.15	$(0.22)
Diluted	$0.39	$0.71	$0.59	$0.15	$(0.22)
Balance sheet data
Working capital	$56,897	$50,504	$40,400	$35,805	$21,810
Total assets	$99,546	$113,456	$92,031	$60,210	$51,113
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$66,916	$63,223	$52,376	$42,518	$38,835

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

We are a manufacturer, distributor, integrator and service provider to the exhibition theatre industry on a worldwide basis. Through our Strong® branding, we can fully outfit and automate all aspects of a cinematic theatre including digital projection, cinema screens, library management systems, smart digital signage, flat panels and complete state of the art sound systems. We manufacture cinema screens in Joliette, Quebec, Canada, through our Strong/MDI Screens Systems, Inc. subsidiary.

Through our lighting division, we design, develop, manufacture, distribute, install and service lighting systems for premier architectural sites as well as for a full range of needs for the entertainment and various other industries worldwide. This includes followspots and other specialty lighting for event centers, arenas, exhibit halls, places of worship, concert tours, staged theatrical performances, and music, dance and various other venues with theatric lighting needs.

We have two primary reportable operating segments: theatre and lighting. Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance.  Approximately 98% of fiscal year 2012 revenues were from theatre products and services and approximately 2% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	86.6	83.6	81.9	79.6	84.0
Gross profit	13.4	16.4	18.1	20.4	16.0
Selling and administrative expenses(1)(2)	9.4	7.5	9.5	15.3	19.7
Income (loss) from operations	4.7	8.2	8.8	5.1	(7.4)
Net earnings (loss)	3.3	5.6	6.2	2.9	(5.5)

(1)	Amounts exclude goodwill impairment charges of $2.3 million for the year ended December 31, 2008.

(2)	Amounts for the years ended December 31, 2012 and 2011 exclude severance charges of $0.1 million and $1.3 million, respectively.

Corporate-wide restructuring

In the fourth quarter of 2011, our Board of Directors and management approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and exit the analog projector manufacturing business. The strategic initiative consisted of selling our Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which also houses our Network Operations Center. In connection with the strategic initiative, we recorded pre-tax severance charges of approximately $1.4 million, including $1.3 million in 2011 and $0.1 million in 2012. Severance of $0.3 million was paid in 2011 and $1.0 million was paid in 2012.  The remaining $0.1 million will result in future cash expenditures in 2013.  In March 2012 we sold the analog projector manufacturing machinery and equipment previously identified as available for sale for $1.0 million, resulting in a gain of $0.9 million.  In May, 2012, we completed the sale of the corporate headquarters in a sale leaseback transaction, resulting in a gain of $0.5 million.  As part of this transaction, rental expense of $0.2 million was recorded through November 2012.  The net cash proceeds from the transaction were $2.0 million.  The strategic initiative is expected to be completed by the end of the second quarter of 2013.

2012 Compared to 2011

Revenues

Net revenues during the year ended December 31, 2012 decreased 8.3% to $169.1 million from $184.4 million in the year ended December 31, 2011.

	2012	2011
	(in thousands)
Theatre
Products	$151,688	$167,017
Services	14,591	14,157
Total theatre revenues	166,279	181,174
Lighting	2,805	3,259
Total net revenues	$169,084	$184,433

Theatre Segment

Sales of theatre products and services decreased 8.2% to $166.3 million in 2012 from $181.2 million in 2011.

Digital Product Sales

Sales of digital products decreased in 2012 to $135.5 million from $138.8 million in 2011.  This is a decrease of 2.4% from 2011.   Digital projectors and servers accounted for $1.5 million of the decrease in sales from 2011, with sales of digital lenses and lamps accounting for the remaining decrease.  A single theatre customer accounted for 26% of digital product sales in 2011, which did not recur in 2012.

Screen Product Sales

We generated screen sales of $13.0 million in 2012, a decrease of 25.3% from the $17.4 million generated in 2011.  The decrease primarily resulted from customers accelerating their rollout of 3D systems in prior years thereby decreasing the demand for “silver” screens in 2012.

Film Product Sales

Sales of film projection equipment declined 73.7% to $1.5 million in 2012 from $5.7 million in 2011.  Sales of film replacement parts declined to $1.1 million during 2012 from $3.6 million in 2011, while sales of xenon lamps amounted to $0.5 million compared to $1.5 million a year-ago.  These declines were expected and sales of these products are expected to continue to decline as the industry continues to transition to digital cinema.

Service Revenues

Service revenues increased 3.1% to $14.6 million from $14.2 million in 2011 as the motion picture industry’s transition to digital cinema resulted in more opportunities for our service team including installation and maintenance of digital projectors.  Revenues from servicing digital products rose to $13.9 million or 95% of all service revenues in 2012 from $13.1 million or 92% in 2011.  As expected, revenues generated from servicing film equipment decreased to $0.7 million in 2012 compared to $1.1 million a year-ago consistent with the industry transition to digital equipment, resulting from increased demand for installation, maintenance and other services pertaining to the digital conversion.

Lighting Segment

Sales of lighting products decreased to $2.8 million from $3.2 million during 2011.  This decrease is primarily due to a decrease in sales of follow spotlights to $1.7 million from $1.8 million a year-ago and a decrease in parts sales to $0.4 million in 2012 from $0.7 million in 2011.  Sales of other lighting products remained approximately $0.7 million in 2012 and 2011.  Even though demand for lighting for the venue and entertainment sectors of the construction business is still slow, we are moving to focus on a growing segment, architectural accent lighting.

Foreign Revenues

Sales outside the United States (primarily from the theatre segment) decreased to $32.0 million from $41.1 million in 2011.  Although sales in Canada and South America increased, sales decreased in the remaining export markets.  The largest decreases occurred in China.  Export declines in China and other foreign markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit decreased 25.2% to $22.6 million from $30.2 million in 2011 and as a percent of total revenue decreased to 13.4% from 16.4% in 2011.

Gross profit in the theatre segment decreased to $21.9 million from $29.2 million in 2011 and as a percentage of theatre sales decreased to 13.2% from 16.1% a year-ago. Our gross margin decreased from the prior year due to a higher concentration of lower margin digital equipment and lamps and a lower concentration of screen sales, which carry strong margins, as well as pricing decreases due to a competitive market.

Gross profit in the lighting segment amounted to $0.7 million or 23.3% as a percentage of revenues in 2012 compared to $1.0 million or 30.9% as a percentage of revenues in 2011.

Selling Expenses

Selling expenses increased 13.5% to $4.5 million from $3.9 million in 2011 and as a percentage of revenues increased to 2.6% from 2.1% a year-ago. The increase in selling expenses is due to higher wages and commissions.

General and Administrative Expenses

General and administrative expenses increased 3.2% to $11.5 million in 2012 from $11.1 million in 2011 and amounted to 6.8% and 6.0% of revenues, respectively. The increase in expenses is primarily due to recruiting costs, higher professional fees and consultants used in the Asia operations offset by lower severance charges.

Segment Operating Income

We generated operating income in the theatre segment of $14.7 million in 2012 compared to $22.8 million in 2011.   The results reflect a decrease of $7.8 million in theatre product operating income to $12.6 million in 2012, from $20.4 million in 2011.   Operating income of theatre services decreased $0.3 million to $2.1 million in 2012 compared to $2.4 million a year ago.

The lighting segment generated an operating loss of $0.2 million in 2012 compared to operating income of $0.2 million in 2011.

Other Financial Items

Our results for 2012 reflect income of $0.01 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC compared to a loss of $0.2 million in 2011. The change in 2012 reflects the improvement in the LLC’s net income and sales of equipment by the LLC to customers for projectors previously held in the LLC as compared to 2011.

Other income amounted to $0.1 million in 2012 compared to $0.07 million in 2011. The results primarily reflect the impact of exchange gains and losses due primarily to the U.S. dollar fluctuating against the Canadian dollar from year-to-year.

We recorded income tax expense of approximately $2.6 million in 2012 compared to $4.7 million in 2011. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment income (losses)) was approximately 32.0% for 2012 and 31.3% in 2011. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The effective tax rate increased in 2012 from 2011 due to lower earnings before tax for the Canada and Asia operations, which have lower tax rates and a reduction in the expected credits the Company will earn in 2012 compared to 2011.

For the reasons outlined herein, we generated net earnings of approximately $5.5 million and basic and diluted earnings per share of $0.39, compared to $10.3 million and basic and diluted earnings per share of $0.72 and $0.71 in 2011, respectively.

2011 Compared to 2010

Revenues

Net revenues during the twelve months ended December 31, 2011 rose 35.3% to $184.4 million from $136.3 million in 2010.

	2011	2010
	(in thousands)
Theatre
Products	$167,017	$125,044
Services	14,157	7,882
Total theatre revenues	181,174	132,926
Lighting	3,259	3,409
Total net revenues	$184,433	$136,335

Theatre Segment

Sales of theatre products and services increased 36.3% to $181.2 million in 2011 from $132.9 million in 2010.

Digital Product Sales

Sales of digital products rose 59.5% to $138.8 million from $87.0 million in 2010 due to the following:

•	A significant sale of digital equipment to a theatre customer which represented approximately 26% of digital product revenues during 2011.

•	A general increase in sales volume in the U.S. as theatre exhibition companies continued to convert their theatre complexes to digital-based projection equipment.

•	Sales of lamps rose to $15.3 million from $5.8 million in 2010 while sales of servers rose to $14.3 million from $7.4 million in 2010.

We also continued to integrate projection equipment in our Omaha plant for a large exhibition customer. Revenues generated from the accessories we sell with the integration services increased to $8.6 million in 2011 from $5.0 million in 2010. We do expect this integration business to substantially decline after fiscal 2012 due to the exhibition customer’s digital conversion being substantially completed.

Screen Product Sales

Revenues from the sale of screens decreased 7.9% to $17.4 million in 2011 compared to $18.9 million in 2010 primarily due to lower demand for digital 3D screens. Sales were at record levels in 2010 as exhibition companies pushed to capture the relative new 3D movie Box Office during the 2010 period. We sell screens for both digital cinema and film applications. In some instances, a screen can be used interchangeably with either a digital projector or a film projector. However, there are certain digital 3D applications such as the technology by RealD that require special “silver” screens that we manufacture.

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

Foreign Revenues

Sales outside of the United States (primarily from the theatre segment) fell to $41.1 million from $60.1 million in 2010 resulting in large part to sales volume in Mainland China decreasing to $26.0 million from $34.9 million in 2010. The results out of China reflect increased competition and the shifting of scheduled installations due to changing theatre construction timelines.  We also experienced lower sales volume in South America, Canada, Mexico and Europe. The results were primarily due to the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment. Export sales are sensitive to worldwide economic and political conditions that can lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

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

Selling Expenses

Selling expenses increased 3.0% to $3.9 million from $3.8 million in 2010 but as a percent of total revenue declined to 2.1% from 2.8% in 2010. The results principally reflect additional personnel and their associated costs to expand our domestic sales and service marketing efforts and to expand our sales offices in Mainland China.

General and Administrative Expenses

General and administrative expenses rose 22.5% to $11.1 million in 2011 from $9.1 million in 2010 but as a percent of total revenue decreased to 6.0% from 6.7% in 2010. The increase in expenses was due to severance charges of $1.3 million during the year coupled with additional personnel and related costs necessary to manage the significant growth in revenue experienced during the year. Approximately $1.0 million of the severance charges occurred in the fourth quarter and were a result of a strategic initiative to refocus certain key areas of our Company as discussed throughout this document.

Segment Operating Income

We generated operating income in the theatre segment of $22.8 million in 2011 compared to $17.8 million in 2010. The results reflect an increase in business where product revenues rose 33.6%. We also generated significantly higher operating profit from our service business which increased to $2.4 million from $0.6 million in 2010 on a revenue increase of 79.6%.

Operating income from the lighting segment rose to $0.2 million from less than $0.1 million in 2010 due to a favorable product mix.

Other Financial Items

Our results for 2011 reflect a loss of $0.2 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC compared to income of $0.6 million in 2010. The change from 2010 reflects less sales of equipment by the LLC to customers for projectors previously held in the LLC compared to 2010. The loss in 2011 primarily was a result of depreciation expense.

Other income amounted to $0.07 million in 2011 compared to expense of $0.2 million in 2010. The results primarily reflect the impact of foreign exchange gains and losses due primarily to the U.S. dollar fluctuating against the Canadian dollar from year-to-year.

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

For the reasons outlined herein, we generated net earnings of approximately $10.3 million and basic and diluted earnings per share of $0.72 and $0.71 in 2011, respectively compared to $8.4 million and basic and diluted earnings per share of $0.60 and $0.59 in 2010, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2012 with total cash and cash equivalents of $40.2 million compared to $39.9 million at December 31, 2011.  The Company reported negative operating cash flows for the year ended December 31, 2012.  This is largely due to the timing of payments related to the higher volume of business in the latter part of 2011.  The Company believes that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet our projected capital needs for the foreseeable future.

We are a party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). We may request an increase in the Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Credit Agreement are to be used for working capital purposes and for other general corporate purposes. Our accounts receivable, general intangibles and inventory secure the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.534% at December 31, 2012). Interest is paid on a monthly basis. We pay a fee of 0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2014 at which time all unpaid principal and interest would be due. Borrowings available under the Credit Agreement were temporarily reduced to $19.6 million at December 31, 2012 due to outstanding standby letters of credit of $0.4 million.

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

As of December 31, 2012, $12.6 million of the $40.2 million in cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash used in operating activities was $0.4 million in 2012, which included net income of $5.5 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $1.1 million. Changes in working capital used cash from operating activities of $7.0 million.  This is primarily due to a decrease in accounts payable, as well as accruals and timing of tax deposits, partially offset by a decrease in the balance of accounts, unbilled and notes receivables and other current assets.  Accounts payable decreased $15.5 million as the Company paid for fourth quarter 2011 inventory purchases.  Accounts receivable balances decreased $6.6 million due to collections of the higher sales volume of the prior fourth quarter 2011 as compared to the fourth quarter of 2012.

Net cash provided by operating activities amounted to $20.1 million during 2011. The results reflect $10.3 million in net income plus net non-cash charges of $1.2 million. Changes in working capital provided cash of $8.5 million.  This change is primarily due to a $13.7 million decrease in inventory and increases in customer deposits/deferred revenue and current income taxes payable partially offset by a $12.0 million increase in accounts, unbilled and notes receivables and increases in other current assets.  Changes in receivables, inventory, unbilled revenue and customer deposits primarily resulted from the sale to a significant theatre customer recorded in the latter part of the third quarter of 2011.

Net cash provided by operating activities amounted to $3.6 million in 2010, which included net income of $8.4 million plus net non-cash charges of $2.7 million. Changes in working capital used cash of $7.5 million, driven by increases in accounts receivable, unbilled revenue, inventory and other assets partially offset by increases in account payable and in income taxes payable. These working capital changes resulted from the significant increase in business coupled with the significantly higher price point of the digital equipment purchased and distributed.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $3.3 million in 2012. Cash was provided by a $2.5 million distribution from our joint venture investment in Digital Link II and proceeds from the sale of assets of $3.3 million in 2012, including $3.0 million from assets previously classified as available for sale.  Capital expenditures in 2012 amounted to $2.5 million.  The 2012 capital expenditures primarily relate to our new corporate headquarters.

Net cash used in investing activities amounted to $2.8 million in 2011. Investing activities during 2011 were primarily due to capital expenditures related to the expansion of our screen manufacturing plant in Canada.

Net cash used in investing activities amounted to $5.7 million in 2010. Capital expenditures of $6.8 million in 2010 primarily included the purchase of the land and building at our screen business in Canada, the expansion of that facility and the construction of the Network Operating Center at our headquarters.  Cash of $0.9 million was provided by distributions from our unconsolidated joint venture, Digital Link II and $0.2 million was provided from our investment.

Cash Flows from Financing Activities

Net cash used in financing amounted to $2.7 million in 2012, reflecting $2.8 million for the purchase of treasury stock, offset slightly for proceeds related to the stock purchase plan and certain tax benefits from share-based arrangements.

 Net cash provided by financing activities totaled $0.6 million during 2011. The activities were due to common stock issuances under our equity compensation plans coupled with certain tax benefits from share-based arrangements.

Net cash provided by financing activities amounted to $0.6 million in 2010. The activities were due to common stock issuances under our equity compensation plans coupled with certain tax benefits from share-based arrangements.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $0.2 million, $(0.2) million, and $0.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Transactions with Related and Certain Other Parties

There were no transactions with related and certain other parties during 2012.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 47% of 2012 consolidated net revenues and were from the theatre segment. Trade accounts receivable from these customers represented approximately 36% of net consolidated receivables at December 31, 2012.  Sales to CDF2 Holdings represented approximately 12% of total 2012 sales and accounts receivable from CDF2 represented 5% of net consolidated receivables. The note receivable from CDF2 had an outstanding balance of $2.2 million at December 31, 2012.  Additionally, receivables from Belmont Capital Group represented approximately 17% of net consolidated receivables at December 31, 2012. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable and notes receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Hedging and Trading Activities

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances, the Company may enter into foreign exchange contracts to manage a portion of this risk. For the year ended December 31, 2012, the Company recorded approximately $0.1 million of realized and unrealized gains associated with these contracts in its consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Postretirement benefits	$192	$19	$42	$46	$85
Operating leases	4,052	503	866	712	1,971
Contractual cash obligations	$4,244	$522	$908	$758	$2,056

(1)	The schedule above excludes the following items:

•
We have issued a $0.4 million standby financial letter of credit to our landlord as we completed the buildout of the new office space which expires in early 2013. We do not expect to make any future payments pertaining to the letter of credit.

•
We have accrued approximately $0.2 million of unrecognized tax benefits recorded in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of December 31, 2012.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

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

The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. If an arrangement involves multiple deliverables, the items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value. For services, revenue is recognized when the services have been rendered. Revenues from service and support contracts is deferred and recognized as earned ratably over the service coverage periods. Unbilled revenue represents revenue recognized in accordance with the Company’s revenue recognition policy for which the invoice had not been processed and sent to the customer. Revenue is generally recognized upon shipment of the product, however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product as the Company legally retains the risk of loss on these transactions until such time. Estimates used in the recognition of revenues and cost of revenues include, but are not limited to, estimates for product warranties, price allowances and product returns.

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

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to customer demand and the development of new technology, which could make our theatre and lighting products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future; however, operating margins may suffer if they are unable to effectively manage these risks.

Income Taxes

Income taxes are accounted for under the asset and liability method. We use an estimate of our annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing whether the deferred tax assets are realizable management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012, we have recorded net deferred tax assets of $3.1 million. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse affect on our results of operations.

We evaluate uncertain tax positions in a two-step process, whereby 1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, we would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.

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

Interest Rates—We have a variable interest rate credit facility, however, we have no outstanding balances as of December 31, 2012. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables bearing interest rates of 15% which are recorded at fair value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. At December 31, 2012, we had no such foreign currency contracts outstanding.

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

/s/ Gary L. Cavey
Gary L. Cavey President, Chief Executive Officer and Director

/s/ Mary A. Carstens
Mary A. Carstens Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 11, 2013

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Balance Sheets
($ and shares in thousands except par values)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$40,168	$39,889
Accounts receivable (less allowance for doubtful accounts of $487 in 2012 and $142 in 2011)	26,227	30,579
Unbilled revenue	—	2,586
Inventories, net	10,971	14,920
Recoverable income taxes	2,069	793
Deferred income taxes	1,724	1,961
Other current assets	2,948	5,692
Total current assets	84,107	96,420
Investment in joint venture	—	1,849
Property, plant and equipment, net	11,105	9,419
Property held for sale	—	1,810
Intangible assets, net	105	262
Notes receivable	2,232	2,062
Deferred income taxes	1,936	1,596
Other assets	61	38
Total assets	$99,546	$113,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,646	$31,924
Accrued expenses	5,313	4,820
Customer deposits/deferred revenue	5,251	5,037
Income tax payable	—	4,135
Total current liabilities	27,210	45,916
Deferred revenue	3,302	3,569
Deferred income taxes	580	397
Other accrued expenses, net of current portion	1,538	351
Total liabilities	32,630	50,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,782 and 16,667 shares at December 31, 2012 and December 31, 2011, respectively; 14,051 and 14,512 shares outstanding at December 31, 2012 and 2011, respectively	167	167
Additional paid-in capital	37,770	37,234
Accumulated other comprehensive income (loss):
Foreign currency translation	269	(137)
Postretirement benefit obligation	46	81
Retained earnings	46,903	41,361
	85,155	78,706
Less 2,731 and 2,155 of common shares in treasury, at December 31, 2012 and 2011, respectively, at cost	(18,239)	(15,483)
Total stockholders’ equity	66,916	63,223
Total liabilities and stockholders’ equity	$99,546	$113,456

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Net revenues	$169,084	$184,433	$136,335
Cost of revenues	146,490	154,220	111,596
Gross profit	22,594	30,213	24,739
Selling and administrative expenses:
Selling	4,467	3,935	3,822
Administrative	11,456	11,106	9,069
Total selling and administrative expenses	15,923	15,041	12,891
Gain on transfer of assets	—	—	172
Gain (loss) on sale or disposal of assets	1,332	11	(22)
Income from operations	8,003	15,183	11,998
Equity in income (loss) of joint venture	10	(189)	582
Other income (expense), net	137	71	(188)
Earnings before income taxes	8,150	15,065	12,392
Income tax expense	(2,608)	(4,718)	(3,958)
Net earnings	$5,542	$10,347	$8,434
Basic earnings per share	$0.39	$0.72	$0.60
Diluted earnings per share	$0.39	$0.71	$0.59
Weighted average shares outstanding:
Basic	14,038	14,427	14,163
Diluted	14,115	14,485	14,371

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net earnings	$5,542	$10,347	$8,434
Adjustment to postretirement benefit obligation:
Net actuarial gain (loss)	(35)	1	(31)
Currency translation adjustment:
Unrealized net change arising during period	406	(397)	546
Other comprehensive gain (loss)	371	(396)	515
Comprehensive income	$5,913	$9,951	$8,949

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010
($ and shares in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2009	$163	$35,333	$22,580	$(15,383)	$(175)	$42,518
Net income	—	—	8,434	—	—	8,434
Other comprehensive gain	—	—	—	—	515	515
Issuance of 106 shares of common stock upon exercise of stock options	1	358	—	—	—	359
Issuance of 51 shares of common stock under the restricted stock plans	—	151	—	—	—	151
Issuance of 12 shares of common stock under the employees stock purchase plan	—	36	—	—	—	36
Income tax benefit related to stock option plans	—	156	—	—	—	156
Share-based compensation expense	—	207	—	—	—	207
Balance at December 31, 2010	164	36,241	31,014	(15,383)	340	52,376
Net income	—	—	10,347	—	—	10,347
Other comprehensive (loss)	—	—	—	—	(396)	(396)
Treasury share purchase of 15 shares	—	—	—	(100)	—	(100)
Issuance of 172 shares of common stock upon exercise of stock options	2	276	—	—	—	278
Issuance of 34 shares of common stock under the restricted stock plans	1	163	—	—	—	164
Issuance of 8 shares of common stock under the employees stock purchase plan	—	25	—	—	—	25
Income tax benefit related to stock option plans	—	359	—	—	—	359
Share-based compensation expense	—	170	—	—	—	170
Balance at December 31, 2011	167	37,234	41,361	(15,483)	(56)	63,223
Net income	—	—	5,542	—	—	5,542
Other comprehensive gain	—	—	—	—	371	371
Treasury share purchase of 576 shares	—	—	—	(2,756)	—	(2,756)
Issuance of 112 shares of common stock under the restricted stock plans	—	213	—	—	—	213
Issuance of 2 shares of common stock under the employees stock purchase plan	—	7	—	—	—	7
Share-based compensation expense	—	316	—	—	—	316
Balance at December 31, 2012	$167	$37,770	$46,903	$(18,239)	$315	$66,916

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$5,542	$10,347	$8,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	626	(14)	128
Provision for obsolete inventory	(350)	(216)	395
Provision for warranty	538	418	844
Depreciation and amortization	1,268	1,757	1,490
Equity in (income) loss of joint venture	(10)	189	(582)
(Gain) loss on forward contracts	(145)	306	106
(Gain) loss on disposal or transfer of assets	(1,332)	(11)	(150)
Deferred income taxes	71	(1,211)	242
Share-based compensation expense	393	373	381
Excess tax benefits from share-based arrangements	—	(359)	(156)
Changes in operating assets and liabilities:
Accounts, unbilled and notes receivable	6,402	(12,009)	(12,436)
Inventories	4,265	13,684	(15,656)
Other current assets	2,605	(2,761)	(2,112)
Accounts payable	(15,534)	1,418	20,774
Accrued expenses	572	197	(843)
Customer deposits/deferred revenue	(88)	5,774	548
Current income taxes	(5,382)	2,133	2,239
Other assets	130	37	(3)
Net cash (used in) provided by operating activities	(429)	20,052	3,643
Cash flows from investing activities:
Distribution from joint venture	2,509	—	888
Decrease in restricted investments	—	—	239
Capital expenditures	(2,541)	(2,886)	(6,812)
Proceeds from sales of assets	3,334	88	26
Net cash provided by (used in) investing activities	3,302	(2,798)	(5,659)
Cash flows from financing activities:
Purchase of treasury stock	(2,756)	—	—
Proceeds from employee stock purchase plan	8	25	36
Proceeds from exercise of stock options	—	178	359
Excess tax benefits from share-based arrangements	2	359	156
Net cash (used in) provided by financing activities	(2,746)	562	551
Effect of exchange rate changes on cash and cash equivalents	152	(177)	126
Net increase (decrease) in cash and cash equivalents	279	17,639	(1,339)
Cash and cash equivalents at beginning of year	39,889	22,250	23,589
Cash and cash equivalents at end of year	$40,168	$39,889	$22,250
Supplemental disclosure of cash paid for:
Interest	$22	$36	$16
Income Taxes	$4,469	$4,233	$3,117
Supplemental disclosure of non-cash activities:
Common stock exchanged for stock options	$—	$100	$—

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.  Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., and Strong Westrex (Beijing) Trading Inc., manufacture, distribute, integrate and service theatre and lighting systems on a worldwide basis.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2012 presentation.

2.  Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when all of the following circumstances are satisfied:

•           Persuasive evidence of an arrangement exists

•           Delivery has occurred or services have been rendered

•           The seller’s price to the buyer is fixed or determinable

•           Collectability is reasonably assured

The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. If an arrangement involves multiple deliverables, the items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value. For services, revenue is recognized when the services have been rendered. Revenues from service and support contracts is deferred and recognized as earned ratably over the service coverage periods. Unbilled revenue represents revenue recognized in accordance with the Company’s revenue recognition policy for which the invoice had not been processed and sent to the customer. Revenue is generally recognized upon shipment of the product, however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product as the Company legally retains the risk of loss on these transactions until such time. Estimates used in the recognition of revenues and cost of revenues include, but are not limited to, estimates for product warranties, price allowances and product returns.

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

Accounts and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

Notes receivables are recorded at estimated fair value at December 31, 2012 and accrue interest at 15%. The Company estimates allowances for doubtful accounts based on the Company’s best estimates of the amount of probable credit losses pertaining to the notes receivables, based on ongoing monitoring of the counterparty’s financial position and results of operations.

Changes in reserves for doubtful accounts are reflected in operating cash flows as an adjustment to net income. Past due accounts are written off for accounts and notes receivable when our efforts have been unsuccessful in collecting amounts due.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales, technological changes and product pricing.

Digital and film projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Revenues are subsequently recorded in accordance with the Company’s normal revenue recognition policies. Consignment inventory is reviewed for impairment by comparing the inventory to the estimated future usage and sales. Digital and lighting equipment on consignment amounted to approximately $0.06 million and $0.5 million at December 31, 2012 and 2011, respectively.

Intangible Assets

The Company’s amortizable intangibles which are subject to recovery consist of trademarks, customer relationships and non-competition agreements. We evaluate our intangible assets for impairment when there is evidence that events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations.

Property, Plant and Equipment

Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes, assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, life of the related lease for leasehold improvements, 3 to 10 years for machinery and equipment, 7 years for furniture and fixtures and 3 years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of property, plant and equipment is based on management’s estimates of future undiscounted cash flows and these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over their fair value.

The Company incurs maintenance costs on all of its major equipment. Repair and maintenance costs are expensed as incurred.

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

The Company’s uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.  The Company accrues interest and penalties related to uncertain tax positions in the statements of income as income tax expense.

Other Taxes

Sales taxes assessed by governmental authorities including sales, use, and excise taxes are on a net basis and therefore the presentation of these taxes is excluded from revenues and is shown as a liability on the balance sheet until remitted to the appropriate taxing authorities.

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to approximately $0.01 million, $0.5 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.7 million, $0.9 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The FASB guidance establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●    Level 1 — inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities
●    Level 2 — inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
●    Level 3 — inputs to the valuation techniques are unobservable for the assets or liabilities

The following tables present the Company's financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2012 and 2011.

Fair Values Measured on a Recurring Basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$40,168	$—	$—	$40,168
Notes Receivable	$—	$—	$2,232	$2,232

Fair Values Measured on a Recurring Basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
	( in thousands)
Cash and cash equivalents	$39,889	$—	$—	$39,889
Foreign currency forward contracts	$—	$4,723	$—	$4,723
Notes Receivable	$—	$—	$2,062	$2,062

Quantitative information about the Company's level 3 fair value measurements at December 31, 2012 is set forth below:

	Fair Value	Valuation Technique	Unobservable input	Range
	(in thousands)
Notes Receivable	$2,232	Discounted cash flow	Probability of Default	0%
			Prepayment rates	0%
			Loss severity	0%

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

 The following table reconciles the beginning and ending balance of the Company's Notes Receivable fair value:

	2012	2011
	(in thousands)
Notes Receivable balance, beginning of period	$2,062	$—
Issuance of new notes	170	2,062
Notes Receivable balance, end of period	$2,232	$2,062

The fair value of the foreign currency forward exchange contracts is measured based on the total amount of currency to be purchased and forward exchange rates as of the period end. See footnote 14 for additional information on the Company's foreign exchange contracts.

 The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During 2012 we did not have any significant non-recurring measurements of nonfinancial assets or liabilities.

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

	2012	2011	2010
	( in thousands, except per share amounts)
Basic earnings per share:
Earnings applicable to common stock	$5,542	$10,347	$8,434
Weighted average common shares outstanding	14,038	14,427	14,163
Basic earnings per share	$0.39	$0.72	$0.60

Diluted earnings per share:
Earnings applicable to common stock	$5,542	$10,347	$8,434
Weighted average common shares outstanding	14,038	14,427	14,163
Assuming conversion of options and restricted stock awards outstanding	77	58	208
Weighted average common shares outstanding, as adjusted	14,115	14,485	14,371
Diluted earnings per share	$0.39	$0.71	$0.59

 Options to purchase 189,025, 52,200 and 50,000 shares of common stock were outstanding as of December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per shares as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

Stock Compensation Plans

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted and shares issued under the employee stock purchase plan is calculated using the Black-Scholes option pricing model. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2012 and 2011.

Post-Retirement Benefits

The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the balance sheet, measures the plan’s assets and its obligations that determine its funded status as of December 31, and recognizes the changes in the funded status through comprehensive income in the year in which the changes occur.

Foreign Currency Translation

For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive income within the consolidated statements of comprehensive income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.  Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm's OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer's warranty for digital products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three years ended December 31, 2012.

	2012	2011	2011
	(in thousands)
Warranty accrual at beginning of period	$1,028	$848	$378
Charged to expense	416	546	841
Amounts written off, net of recoveries	(688)	(379)	(378)
Foreign currency translation adjustment	14	13	7
Warranty accrual at end of period	$770	$1,028	$848

Contingencies

The Company accrues for contingencies when its assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company’s estimates are based on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from the Company’s estimates resulting in an impact, positive or negative, on earnings.

Current-Year Adoption of Accounting Pronouncements

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

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of December 31, 2012, December 23, 2011 and December 24, 2010. The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year end with that of its majority interest holder, RealD.

The Company’s portion of gain (loss), including the income described below, of the LLC was $0.01 million, $(0.2) million and $0.6 million for the years ended December 31, 2012, 2011and 2010, respectively.

In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. Sales to the LLC approximated $4.7 million during 2010.  There were no sales to the LLC during 2012 and 2011.  However, the Company recognized $0.05 million of gross margin during 2012 related to the LLC's sale of equipment to third parties.  Revenue recognized by the Company was $4.1 million during 2010. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. The total receivable balance due from the LLC was insignificant at December 31, 2012 and 2011.

During the third quarter of 2011, the LLC made a significant sale of equipment to certain third party customers that resulted in a pre-tax gain of approximately $0.8 million. During the second quarter of 2010, the LLC made a significant sale of equipment to a third party customer that resulted in the LLC recording a pre-tax gain on the sale of assets of approximately $2.8 million.

During the first quarter of 2012 the Company received a $1.5 million return of investment in the LLC. During the third quarter of 2012 the Company received a $1.0 million distribution from the LLC. The excess of the distribution received in the third quarter over the Company's carrying value in the LLC of approximately $0.7 million is included in accrued expenses. The distribution in excess of the carrying value will be deferred until the Company determines that future contributions to the LLC will not be required. The Company received no distributions from the LLC in 2011.  During the third quarter of 2010 the Company received a $0.9 million return of the investment in the LLC.

4.  Inventories

Inventories consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Raw materials and components	$3,247	$5,270
Work in process	1,018	301
Finished goods	6,706	9,349
	$10,971	$14,920

The inventory balances are net of reserves of approximately $1.3 million and $2.5 million as of December 31, 2012 and 2011, respectively.

5.  Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Land	$65	$63
Buildings and improvements	7,528	5,896
Machinery and equipment	4,858	4,680
Office furniture and fixtures	2,404	1,988
Total properties cost	14,855	12,627
Less accumulated depreciation	(3,750)	(3,208)
Net property, plant and equipment	$11,105	$9,419

Depreciation expense approximated $1.0 million, $1.1 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. For a discussion regarding reclassifying certain assets as held for sale, refer to Note 6.

6.  Corporate-wide strategic initiative

Restructuring

In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and exit the analog projector manufacturing business. The strategic initiative consisted of selling the Company's Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which also houses its Network Operations Center.  Total life to date severance charges for the strategic initiative that began in 2011 are approximately $1.4 million, including $0.1 million in 2012.  The strategic initiative is expected to be completed by the end of the second quarter of 2013.

The following reconciles the activity in the restructuring related severance accruals for the years ended December 31, 2012 and 2011, which are included in accrued expenses:

	2012	2011
	(in thousands)
Accrued severance, beginning of period	$963	$—
Severance expense included in Administrative Expenses	107	1,261
Severance paid	(982)	(298)
Accrued severance, end of period	$88	$963

Assets Held For Sale

In connection with the strategic initiative, the Company reclassified its Nebraska-based analog projector facility, corporate headquarters and manufacturing equipment to held for sale. The assets were recorded at their carrying value of $1.8 million at December 31, 2011 as it was lower than the assets fair value, less costs to sell. The following table summarizes assets held for sale.

	December 31, 2012	December 31, 2011
	(In thousands)
Real Estate	$—	$1,696
Machinery and Equipment	—	114
Total	$—	$1,810

During the first quarter of 2012, the Company sold the analog projector manufacturing machinery and equipment previously classified as held for sale.  The equipment was sold in March 2012 for approximately $1.0 million, resulting in a gain of approximately $0.9 million.  In May 2012, the Company completed a sale leaseback transaction for the analog projector and corporate headquarters facility.  The net cash proceeds from the transaction were $2.0 million.  The Company leased the facility back at no cash rent through November 2012.  However, the $0.2 million estimated fair value of the lease was recognized as rent expense over the lease period and was included in the net proceeds to calculate the $0.5 million gain resulting from the sale of the facility.

7.  Intangible Assets

Intangible assets consisted of the following at December 31, 2012:

	Useful life			Gross	Accumulated amortization	Net
	(Years)			( in thousands)
Intangible assets subject to amortization:
Customer relationships	4	-	9	$1,720	$(1,615)	$105
Trademarks		3		239	(239)	—
Non-competition agreement	3	-	5	155	(155)	—
Total				$2,114	$(2,009)	$105

Intangible assets consisted of the following at December 31, 2011:

	Useful life			Gross	Accumulated amortization	Net
	(Years)			( in thousands)
Intangible assets subject to amortization:
Customer relationships	4	-	9	$1,720	$(1,476)	$244
Trademarks		3		239	(222)	17
Non-competition agreement	3	-	5	155	(154)	1
Total				$2,114	$(1,852)	$262

During 2011, the Company wrote-off certain intangibles pertaining to the Technobeam product line which was discontinued during the year. There was no impact to earnings as the intangibles were fully amortized and had no net book value. Any other change in the cost and accumulated amortization of the identifiable assets was due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate. Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

The Company recorded amortization expense relating to other identifiable intangible assets of $0.2 million, $0.4 million and $0.4 million during each of the years ended December 31, 2012, 2011 and 2010, respectively.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next three years at which time the assets are expected to be fully amortized. All amounts in thousands.

Amount
(in thousands)
2013	$43
2014	43
2015	19

8.  Accrued Expenses

The major components of current accrued expenses are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Employee related	$2,091	$1,775
Legal and professional fees	293	117
Outside commissions	471	26
Warranty obligation	770	1,028
Joint venture excess distributions	650	—
Interest and taxes	734	789
Post-retirement benefit obligation	19	17
Severance and benefits	88	963
Other	197	105
Total	$5,313	$4,820

The major components of long-term accrued expenses are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Post-retirement benefit obligation	$328	$300
Employee related	212	—
Rent and leasehold improvements	972	—
Other	26	51
Total	$1,538	$351

9.  Debt

The Company is a party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Company may request an increase in the Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to approval of Wells Fargo. The borrowings from the Credit Agreement are to be used for working capital purposes and for other general corporate purposes. The Company’s accounts receivable, general intangibles and inventory secure the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.53% at December 31, 2012). Interest is paid on a monthly basis. The Company pays a fee of 0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2014 at which time all unpaid principal and interest is due. Borrowings available under the Credit Agreement were temporarily reduced to $19.6 million at December 31, 2012 due to outstanding letters of credit of $0.4 million.

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

10.  Income Taxes

Income (loss) before income taxes consists of:

	2012	2011	2010
	(in thousands)
United States	$4,783	$7,351	$1,022
Foreign	3,367	7,714	11,370
	$8,150	$15,065	$12,392

Income tax expense (benefit) attributable to income from continuing operations consists of:

	2012	2011	2010
	(in thousands)
Federal:
Current	$1,257	$3,802	$544
Deferred	317	(1,338)	233
Total	1,574	$2,464	777
State:
Current	153	324	11
Deferred	29	(104)	32
Total	182	220	43
Foreign:
Current	1,118	1,814	3,151
Deferred	(266)	220	(13)
Total	852	2,034	3,138
	$2,608	$4,718	$3,958

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from continuing operations as follows:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(amounts in thousands)
Expected federal income tax expense	$2,771	34.0	$5,122	34.0	$4,213	34.0
State income taxes, net of federal benefit	120	1.5	145	0.9	28	0.2
Foreign tax rates varying from 34%	(204)	(2.5)	(589)	(3.9)	(373)	(3.0)
Other	(79)	(1.0)	40	0.3	90	0.7
Total	$2,608	32.0	$4,718	31.3	$3,958	31.9

Deferred tax assets and liabilities were comprised of the following:

	December 31
	2012	2011
	(in thousands)
Deferred tax assets:
Deferred revenue	$1,462	$1,495
Non-deductible accruals	621	290
Inventory reserves	573	1,050
Stock compensation expense	243	49
Warranty reserves	220	102
Uncollectible receivable reserves	211	404
Accrued group health insurance claims	150	86
Restructuring reserves	32	337
Net operating losses	—	219
Depreciation and amortization	148	86
Net deferred tax assets	3,660	4,118
Deferred tax liabilities:
Depreciation and amortization	578	—
Equity in loss of joint venture	2	914
Other	—	44
Net deferred tax liabilities	580	958
Net deferred tax assets	$3,080	$3,160

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $20.6 million at December 31, 2012 as these earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2012. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process.

Estimated amounts related to estimated underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2012, 2011 and 2010. Amounts accrued for estimated underpayment of income taxes amounted to $0.2 million as of December 31, 2012 and 2011. The accruals largely relate to state tax matters.

11.  Note Receivable

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum which is to be paid in accordance with an agreed-upon cash flow schedule, as defined. Interest not paid in any particular year is added to the principal and accrues interest at 15%. The Company has recorded the notes receivable at their fair value.  See note 2 for additional information on the fair value of the notes.

12.  Deferred Revenue

The Company deferred revenue associated with extended warranties provided to a third party exhibitor in 2011.  The Company expects to recognize the majority of the revenue over a period of approximately 5 years when all conditions of revenue recognition have been met.  The following summarizes the amounts included in deferred revenue related to extended warranties.

	December 31, 2012	December 31, 2011
	(in thousands)
Extended warranty deferrals expected to be recognized within one year	$221	$74
Extended warranty deferrals expected to be recognized after one year	3,347	3,568
Total revenue deferred for extended warranty	$3,568	$3,642

13.  Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense included in selling and administrative expenses approximates the following:

	2012	2011	2010
	(in thousands)
Share based compensation expense	$393	$373	$381

Long-Term Incentive Plan

 The Company's 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares.  During 2012, the Company awarded 139,000 options and 56,000 restricted stock shares under the 2010 Plan.  No shares were granted during 2011 or 2010.  At December 31, 2012, 405,000 shares were reserved for granting under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 139,000 shares of the Company's common stock during the year ended December 31, 2012.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.

During 2011 and 2010, the Board of Directors granted non-qualified stock options to purchase 2,200 shares and 50,000 shares, respectively of the Company’s common stock upon hiring members of management.  The options vest over periods of one to three years.   The options were issued at an exercise price based on the fair market value of the Company’s common stock on the date of grant and expire 10 years after the date of grant. These options were granted outside of the Company’s existing stock compensation plans pursuant to applicable regulations allowing for such a grant.

The weighted average grant date fair value of stock options granted in 2012, 2011 and 2010 was $2.51, $2.00 and $5.12, respectively.  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2012	2011	2010
Expected dividend yield at date of grant	0.00%	0.00%	0.00%
Risk-free interest rate	1.30%	1.09%	0.50%
Expected stock price volatility	57.00%	64.51%	67.30%
Expected life of options (in years)	6.0	4.0	6.5

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

The following table summarizes the Company’s activities with respect to its stock options:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2011	52,200	8.14	8.86	—
Granted	139,000	4.70
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2012	191,200	$5.64	8.69	—
Exercisable at December 31, 2012	35,533	$8.06	7.88	—

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on the date indicated.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

			Options Outstanding at December 31, 2012			Options Exercisable at December 31, 2012
Range of option exercise price			Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option
$4.07	to	$8.32	191,200	8.69	$5.64	35,533	7.88	$8.06

As of December 31, 2012, 155,667 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.4 million at December 31, 2012, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Plans

The Company’s 2005 Restricted Stock Plan (the “2005 Plan”) provides for the grant of restricted stock awards. A total of 250,000 shares were reserved for issuance under the 2005 Plan, which is set to expire at September 1, 2013.  These shares are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose.  During 2012 the Company awarded 28,210 restricted shares under the 2005 Plan as partial payment under the Company’s 2010 Short-Term Incentive Plan.  During 2011, 20,959 shares of restricted stock were granted under this Plan as partial payment under the Company’s 2010 Short-Term Incentive Plan.  The shares issued in 2012 and 2011 under the 2005 Plan vested and became unrestricted immediately.  At December 31, 2012, 41,310 shares remain available for issuance under the 2005 Plan.

The Ballantyne Strong, Inc. Non-Employee Director’s Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors.  A total of 250,000 shares are reserved for issuance under the Non-Employee Plan.  During 2012, 2011 and 2010, the Company granted 28,200, 12,600 and 10,200 shares under the Non-Employee Plan. Shares issued under the Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance.  At December 31, 2012, 148,876 shares remain available for issuance under the Plan.

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

As noted above, the Company awarded a total of 112,410, 33,559 and 51,230 restricted shares under the 2010 Plan, the 2005 Plan and the Non-Employee Plan during 2012, 2011 and 2010, respectively.  The weighted average grant date fair value of restricted stock awarded in 2012, 2011 and 2010 was $5.16, $6.92 and $4.88, respectively.  In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  The Company estimates the fair value of the restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of December 31, 2012, the total unrecognized compensation cost related to non-vested restricted stock awarded was approximately $0.3 million which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes restricted stock activity:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	12,600	$5.93
Granted	112,410	5.16
Shares vested	(40,810)	5.22
Shares forfeited	—	—
Nonvested at December 31, 2012	84,200	$5.24

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides for the purchase of shares of Company common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Company common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. At December 31, 2012, 65,753 shares of common stock remained available for issuance under the Plan, which is set to expire in October 2013.

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was calculated using the Black- Scholes option pricing model using weighted average assumptions as follows:

	2012	2011	2010
Expected dividend yield at date of grant	0.00%	0.00%	0.00%
Expected stock price volatility	15.90%	39.72%	56.94%
Risk-free interest rate	0.15%	0.12%	0.30%
Expected term (in years)	1.0	1.0	1.0
Estimated grant date fair value	$0.88	$1.81	$4.04

Compensation expense recorded during 2012, 2011 and 2010 related to the Employee Stock Purchase Plan was insignificant.  At December 31, 2012, the total unrecognized estimated compensation cost was insignificant.

14.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The gross fair value of derivative instruments, none of which are designated as hedging instruments consisted of:

		Asset Derivatives
(in thousands)	Classification	December 31, 2012	December 31, 2011
Foreign exchange forward contracts	Other current liabilities	$—	$4,723

The above fair value at December 31, 2011 is offset against $4.7 million in other current liabilities, resulting in an immaterial net liability.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

(in thousands)	Classification	2012	2011	2010
Foreign exchange forward contracts	Other Income (Loss)	$145	$(349)	$(49)

See Note 1 for further information related to the Company’s foreign exchange forward contracts.

15.  Compensation and Benefit Plans

Bonus Plans

The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the “Plan”). The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined in the Plan. The Company has recorded expenses related to the Plan of approximately $0.6 million, $0.5 million and $0.6 million in 2012, 2011 and 2010, respectively. The bonuses are generally paid through a distribution of cash and restricted stock.

Retirement Plan

The Company sponsors a defined contribution 401-K plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company was approximately $0.2 million for each of the years ended December 31, 2012, 2011 and 2010.

Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for two former executives and their spouses. The Company’s policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits were accrued over the employees’ service lives. The following table sets forth the Plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Reconciliation of benefit obligation
Benefit obligation at January 1	$315	$318
Interest cost	13	14
Benefits paid	(17)	(10)
Contributions by plan participants	4	2
Actuarial (gain) loss	32	(9)
Benefit obligation at December 31	347	315
Fair value of plan assets at December 31	—	—
Funded status at end of year	$(347)	$(315)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(19)	(17)
Noncurrent liabilities	(328)	(300)
Accumulated other comprehensive income	(46)	(81)
Net amount recognized	$(393)	$(398)

Amounts recognized in accumulated other comprehensive income at December 31 2012 and 2011 consists of:

	2012	2011
	(in thousands)
Net actuarial gain	$46	$81
Total accumulated other comprehensive income	$46	$81

Net periodic benefit cost recognized in the years ended December 31, 2012, 2011 and 2010 was:

	2012	2011	2010
	(in thousands)
Interest cost	$13	$14	$15
Amortization of gain	(3)	(9)	(9	)) )
Net periodic benefit cost recognized	$10	$5	$6

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(in thousands)
Net actuarial gain (loss)	$(32)	$10	$(21)
Amortization of (gain) loss	(3)	(9)	(9)
Total recognized in accumulated other comprehensive income (loss)	$(35)	$1	$(30)
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$45	$4	$(25)

For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost to be recognized in the next fiscal year is expected to be insignificant.

Weighted average assumptions used to determine benefit obligations at December 31, 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010
Discount rate	3.60%	4.25%	5.25%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	7.0%	8.0%	9.0%

Weighted average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Discount rate	4.25%	5.25%	5.75%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	8.0%	9.0%	9.0%

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	( in thousands)
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$2	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$42	$(38)

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 6.0% through 2014 and remain at that level thereafter.  The Company expects to contribute $0.02 million to its postretirement benefit plan in 2013.

The benefits expected to be paid from the postretirement benefit plan are as follows:

	2013	2014	2015	2016	2017	2018-2021
	(in thousands)
Benefits expected to be paid	$19	$20	$21	$22	$23	$85

The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2012 and include estimated future employee service, if any.

16.  Leases

The Company and its subsidiaries lease plant and office facilities, autos and equipment under operating leases expiring through 2023. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s future minimum lease payments for operating leases are as follows:

	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Operating lease payments due	$4,052	$503	$524	$342	$353	$359	$1,971

17.  Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 47% of 2012 consolidated net revenues and were from the theatre segment. Trade accounts receivable from these customers represented approximately 36% of net consolidated receivables at December 31, 2012.  Sales to CDF2 Holdings represented approximately 12% of total 2012 sales and account receivable from CDF2 represented 5% of net consolidated receivables. The note receivable from CDF2 had an outstanding balance of $2.2 million at December 31, 2012.  Additionally, receivables from Belmont Capital Group represented approximately 17% of net consolidated receivables at December 31, 2012. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2012 and 2011 are included in accrued expenses in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition at December 31, 2012.

18.  Stock Repurchase Program

On December 22, 2011, the Company announced that its Board of Directors adopted a stock repurchase program authorizing the repurchase of up to $8 million of the Company’s outstanding common stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). On August 7, 2012, the Company announced that its Board discontinued the repurchase program prior to having repurchased the full amount of common stock originally authorized.

19.   Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity in the different components of Accumulated Other Comprehensive Income (loss) for the three years ended December 31, 2012.

	Postretirement Benefit Obligation	Foreign Currency Translation	Total
	(in thousands)
Accumulated other comprehensive income (loss) at December 31, 2009	$111	$(286)	$(175)
Other comprehensive gain (loss)	(31)	546	515
Accumulated other comprehensive income at December 31, 2010	80	260	340
Other comprehensive gain (loss)	1	(397)	(396)
Accumulated other comprehensive income (loss) at December 31, 2011	81	(137)	(56)
Other comprehensive gain (loss)	(35)	406	371
Accumulated other comprehensive income at December 31, 2012	$46	$269	$315

20.   Business Segment Information

As of December 31, 2012, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit.  All significant intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net revenue
Theatre
Products	$151,688	$167,017	$125,044
Services	14,591	14,157	7,882
Total theatre	166,279	181,174	132,926
Lighting	2,805	3,259	3,409
Total revenue	$169,084	$184,433	$136,335

Summary by Business Segments

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Operating income (loss)
Theatre
Products	$12,582	$20,394	$17,187
Services	2,116	2,430	612
Total theatre	14,698	22,824	17,799
Lighting	(227)	165	40
Total segment operating income	14,471	22,989	17,839
Unallocated general and administrative expenses	(7,800)	(7,817)	(5,991)
Gain on sale of assets	1,332	11	150
Income from operations	8,003	15,183	11,998
Equity income (loss) of joint venture	10	(189)	582
Other income (loss)	137	71	(188)
Income before income taxes	$8,150	$15,065	$12,392

Expenditures on capital equipment:
Theatre
Products	$1,437	$2,808	$6,193
Services	1,243	71	605
Total theatre	$2,680	$2,879	6,798
Lighting	48	7	14
Total capital equipment expenditures	$2,728	$2,886	$6,812

Depreciation, amortization and impairment:
Theatre
Products	$1,066	$1,545	$1,249
Services	137	179	208
Total theatre	1,203	1,724	1,457
Lighting	65	33	33
Total depreciation, amortization and impairment	$1,268	$1,757	$1,490

Gain on disposal or transfer of long-lived assets:
Theatre
Products	$1,245	$10	$138
Services	87	1	12
Total theatre	1,332	11	150
Lighting	—	—	—
Total gain on disposal or transfer of long-lived assets	$1,332	$11	$150

	December 31,
	2012	2011
	(in thousands)
Identifiable assets
Theatre
Products	$92,525	$107,016
Services	4,484	3,508
Total theatre	97,009	110,524
Lighting	2,537	2,932
Total	$99,546	$113,456

Summary by Geographical Area

	2012	2011	2010
	(in thousands)
Net revenue
United States	$137,105	$143,353	$76,210
China	15,697	25,968	34,914
South America	7,250	4,485	10,073
Canada	3,883	2,376	4,448
Asia (excluding China)	2,341	3,453	1,678
Mexico	1,458	2,579	5,722
Europe	721	1,325	2,787
Other	629	894	503
Total	$169,084	$184,433	$136,335

	December 31
	2012	2011
	(in thousands)
Identifiable assets
United States	$65,868	$80,885
Canada	21,092	17,671
Asia (excluding China)	7,337	6,963
China	5,249	7,937
Total	$99,546	$113,456

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

21.  Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2012 and 2011.

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenue	$44,019	$46,708	$39,260	$39,097	$31,874	$37,595	$63,437	$51,527
Gross profit	6,339	6,358	3,721	6,176	6,053	6,784	10,050	7,326
Net earnings (loss)	2,447	1,803	(268)	1,560	1,517	2,476	4,739	1,615
Basic and diluted earnings (loss) per share:
Basic(1)	0.17	0.13	(0.02)	0.11	0.11	0.17	0.33	0.11
Diluted(1)	0.17	0.13	(0.02)	0.11	0.11	0.17	0.33	0.11
Stock price:
High	5.37	6.48	6.02	4.54	8.01	7.28	4.77	4.23
Low	4.06	5.26	4.03	3.09	6.18	4.69	3.08	2.76

(1)  Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

22.  Subsequent Events (Unaudited)

There were no subsequent events following the balance sheet date for which accounting and disclosure in these financial statements is required.

Schedule II

Ballantyne Strong, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Amounts Written off(1)	Foreign Exchange Translation	Balance at end of year
Allowance for doubtful accounts and notes:
Year ended December 31, 2012	$142	$626	$(283)	$2	$487
Year ended December 31, 2011	306	(14)	(150)	—	142
Year ended December 31, 2010	205	128	(27)	—	306
Inventory reserves:
Year ended December 31, 2012	$2,542	$(350)	$(942)	$—	$1,250
Year ended December 31, 2011	2,921	(216)	(163)	—	2,542
Year ended December 31, 2010	2,665	395	(139)	—	2,921

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

2.  Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

(b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

We have audited Ballantyne Strong, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, Nebraska
March 11, 2013

Changes in Internal Control over Financial Reporting

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2013.

Item 11.  Executive Compensation

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2013.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2012, 2011 and 2010.

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

Ballantyne Strong, Inc.

By:	/s/ Gary L. Cavey	By:	/s/ Mary A. Carstens
	Gary L. Cavey, President, Chief Executive Officer and Director		Mary A. Carstens, Chief Financial Officer
Date: March 11, 2013		Date: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William F. Welsh, II (1)
William F. Welsh, II, Chairman
Date:	March 11, 2013

By:	/s/ JAMES C. SHAY (1)
James C. Shay, Director
Date:	March 11, 2013

By:	/s/ Donde Plowman (1)
Donde Plowman, Director
Date:	March 11, 2013

By:	/s/ Marc E. LeBaron (1)
Marc E. LeBaron, Director
Date:	March 11, 2013

By:	/s/ Mark D. Hasebroock (1)
Mark D. Hasebroock, Director
Date:	March 11, 2013

By:	/s/ Samuel C. Freitag (1)
Samuel C. Freitag, Director
Date:	March 11, 2013

(1) By:	/s/ Mary A. Carstens
Mary A. Carstens, Attorney-In-Fact
Date:	March 11, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation as amended	S-8	3.1	December 7, 2006

3.1.1	First Amendment to the Certificate of Incorporation	S-8	3.1.1	December 7, 2006

3.1.2	Second Amendment to the Certificate of Incorporation	S-8	3.1.2	December 7, 2006

3.1.3	Third Amendment to the Certificate of Incorporation	S-8	3.1.3	December 7, 2006

3.1.4	Fourth Amendment to the Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.2	Bylaws of the Company	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of the Company	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of the Company	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to the Bylaws of the Company	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to the Bylaws of the Company	8-K	99.1	May 1, 2007

4.1	Credit Agreement, dated June 30, 2010 between the Company and Wells Fargo, N.A.	8-K	4.1	July 7, 2010

4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A	8-K	4.2	June 30, 2011

4.3	Second Amendment to Credit Agreement, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.3	May 11, 2012

4.4	Revolving Line of Credit Note, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.4	May 11, 2012

10.1*	Ballantyne of Omaha, Inc. Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005

10.2*	Ballantyne of Omaha, Inc. 2005 Outside Directors’ Stock Option Plan	Schedule 14A	Appendix C	April 26, 2005

10.3*	Ballantyne of Omaha, Inc. Non-Employee Directors Restricted Stock Plan	Schedule 14A	Appendix A	April 21, 2008

10.4*	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Appendix B	April 26, 2005

10.5*	Amendment No. 4 to Executive Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5	May 14, 2010

10.5.1*	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5.1	May 14, 2010

10.6*	2009 Short-Term Incentive Plan	10-Q	10.1	May 11, 2009

10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD	10-K	10.8	April 2, 2007

10.10	Authorized Digital Cinema Reseller Master Agreement dated January 21, 2010 between the Company and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.11	Definitive Agreement dated October 1, 2006 between the Company and NEC Viewtechnology Ltd.	10-Q	10.1	November 14, 2006

10.16*	Ballantyne of Omaha, Inc. Non-Employee Directors’ Restricted Stock Plan dated March 31, 2008	Schedule 14A	Appendix A	April 21, 2008

10.18*	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan dated May 21, 2009	10-K	10.18	March 23, 2010

10.21*	Ballantyne Strong, Inc. 2010 Long Term Incentive Plan	Schedule 14A	Exhibit A	April 20, 2010

10.22*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Exhibit B	April 20, 2010

10.23*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010

10.24	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010	10-Q	10.4	August 12, 2010

10.25*	Executive Employment Agreement between the Company and Gary L. Cavey dated November 1, 2010	10-Q	10.1	November 15, 2010

10.26*	Executive Employment Agreement between the Company and Mary A. Carstens dated July 26, 2011	10-Q	10.26	November 9, 2011

10.27*	Executive Employment Agreement between the Company and Ray F. Boegner dated February 14, 2012	10-Q	10.27	May 4, 2012

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Strong Westrex (Beijing) Trading Inc.	China

23	Consent of KPMG LLP	X
24	The Power of Attorney authorizing Gary L. Cavey and/or Mary A. Carstens to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2012 on behalf of non-management directors	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	X
101
The following materials from Ballantyne Strong’s, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
X

*	Management contract or compensatory plan.