Form 10-Q
period 2013-03-31
BALLANTYNE STRONG, INC.
filed 2013-05-10
CIK 946454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
___________________________

Commission File Number: 1-13906

BALLANTYNE STRONG, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

13710 FNB Parkway, Suite 400 Omaha, Nebraska	68154
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 6, 2013
Common Stock, $.01, par value	14,100,797 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,863	$40,168
Accounts receivable (net of allowance for doubtful accounts of $475 and $487, respectively)	20,131	26,227
Inventories:
Finished goods, net	8,373	6,706
Work in process	1,548	1,018
Raw materials and components, net	3,735	3,247
Total inventories, net	13,656	10,971
Other current assets	6,160	6,741
Total current assets	81,810	84,107
Property, plant and equipment (net of accumulated depreciation of $4,013 and $3,750, respectively)	10,735	11,105
Note receivable	2,232	2,232
Other assets	2,311	2,102
Total assets	$97,088	$99,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,845	$16,646
Accrued expenses	4,973	5,313
Customer deposits/deferred revenue	4,555	5,251
Total current liabilities	24,373	27,210
Deferred revenue	3,144	3,302
Deferred income taxes	583	1,538
Other accrued expenses, net of current portion	1,768	580
Total liabilities	29,868	32,630
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,832 and 16,782 shares at March 31, 2013 and December 31, 2012, respectively; 14,101 and 14,051 shares outstanding at March 31, 2013 and December 31, 2012, respectively	167	167
Additional paid-in capital	37,869	37,770
Accumulated other comprehensive income:
Foreign currency translation	(132)	269
Postretirement benefit obligations	46	46
Retained earnings	47,509	46,903
	85,459	85,155
Less 2,731 of common shares in treasury, at cost at March 31, 2013 and December 31, 2012	(18,239)	(18,239)
Total stockholders’ equity	67,220	66,916
Total liabilities and stockholders’ equity	$97,088	$99,546

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2013 and 2012
(In thousands, except per share data)
(Unaudited)

	2013	2012
Net revenues	$27,621	$44,019
Cost of revenues	23,707	37,680
Gross profit	3,914	6,339
Selling and administrative expenses:
Selling	866	827
Administrative	2,501	3,067
Total selling and administrative expenses	3,367	3,894
Gain on sale of assets	2	918
Income from operations	549	3,363

Net interest income (expense)	15	(11)
Equity in income (loss) of joint venture	(106)	91
Other income, net	248	160
Earnings before income taxes	706	3,603
Income tax expense	(141)	(1,156)
Net earnings	$565	$2,447

Basic earnings per share	$0.04	$0.17
Diluted earnings per share	$0.04	$0.17

Weighted average shares outstanding:
Basic	13,979	14,237
Diluted	14,023	14,280

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Net earnings	$565	$2,447
Currency translation adjustment
Unrealized net change arising during period	(401)	318
Other Comprehensive Gain (Loss)	(401)	318
Comprehensive Income	$164	$2,765

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net cash provided by (used in) operating activities	$1,929	$(1,495)

Cash flows from investing activities:
Distribution from Joint Venture	—	1,509
Capital expenditures	(73)	(44)
Proceeds from sale of assets	2	—
Net cash (used in) provided by investing activities	(71)	1,465

Cash flows from financing activities:
Purchase of treasury stock	—	(2,667)
Proceeds from employee stock purchase plan	4	—
Net cash provided by (used in) financing activities	4	(2,667)
Effect of exchange rate changes on cash and cash equivalents	(167)	97
Net increase (decrease) in cash and cash equivalents	1,695	(2,600)
Cash and cash equivalents at beginning of period	40,168	39,889
Cash and cash equivalents at end of period	$$41,863	$37,289

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.  The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Fair Value of Financial and Derivative Instruments

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 - inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities
•	Level 2 - inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
•	Level 3 - inputs to the valuation techniques are unobservable for the assets or liabilities

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 31, 2013:

Fair Values Measured on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$41,863	$—	$—	$41,863
Notes Receivable	$—	$—	$2,232	$2,232

The notes receivable accrue interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2013 is set forth below:

$ in thousands	Fair Value at 3/31/2013	Valuation Technique	Unobservable input	Range
Notes Receivable	$2,232	Discounted cash flow	Probability of default Prepayment rates Loss severity	0 0 0	% % %

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

     The following table reconciles the beginning and ending balance of the Company’s Notes Receivable fair value:

	Three months ended March 31
	2013	2012
	$ in thousands
Notes Receivable balance, beginning of period	$2,232	$2,062
Issuances of new notes	—	44
Notes Receivable balance, end of period	$2,232	$2,106

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$40,168	$—	$—	$40,168
Notes Receivable	$—	$—	$2,232	$2,232

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the quarter ended March 31, 2013 we did not have any significant non-recurring measurements of non-financial assets or liabilities.

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

	Three Months Ended March 31,
	2013	2012
(In thousands, except per share data)
Basic earnings per share:
Earnings applicable to common stock	$565	$2,447
Basic weighted average common shares outstanding	13,979	14,237
Basic earnings per share	$0.04	$0.17
Diluted earnings per share:
Earnings applicable to common stock	$565	$2,447
Basic weighted average common shares outstanding	13,979	14,237
Dilutive effect of stock options and restricted stock awards	44	43
Dilutive weighted average common shares outstanding	14,023	14,280
Diluted earnings per share	$0.04	$0.17

For the three months ended March 31, 2013 and 2012 options to purchase 191,200 and 189,000 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

4.  Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
(In thousands)
Warranty accrual at beginning of period	$770	$1,028
Charged to expense	56	125
Amounts written off, net of recoveries	(68)	(109)
Foreign currency adjustment	2	7
Warranty accrual at end of period	$760	$1,051

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

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of March 23, 2013 and March 25, 2012, respectively.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of loss of the LLC was approximately $0.1 million for the quarter ended March, 31, 2013.  The Company’s portion of income of the LLC was approximately $.09 million for the quarter ended March 31, 2012.

In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the quarters ended March 31, 2013 and 2012.  However, the Company recognized $0.2 million of gross margin during the quarter ended March, 31, 2012 related to the LLC’s sale of equipment to third parties.  The total receivable balance due from the LLC was insignificant at March 31, 2013 and December 31, 2012.

During the first quarter of 2012 the Company received a $1.5 million return of investment in the LLC.  The Company received no distributions from the LLC in the first quarter of 2013.

6.  Corporate-wide Strategic Initiative-Restructuring

In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and exit the analog projector manufacturing business. The strategic initiative consisted of selling the Company’s Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which also houses its Network Operations Center. Total life to date severance charges for the strategic initiative begun in 2011 are approximately $1.4 million.  The strategic initiative is expected to be completed by the end of the second quarter of 2013.

The following table reconciles the beginning and ending restructuring balance for the quarter ended March 31, 2013, which are included in accrued expenses:

(in thousands)
Accrued severance at beginning of period	$88
Severance paid	(16)
Accrued severance at end of period	$72

7.  Income Taxes

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 20.0% and 32.1% for the quarters ended March 31, 2013 and 2012, respectively.  The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The Company’s estimated annual effective rate was lower in the first quarter of 2013 compared to the first quarter of 2012 due to higher earnings before tax within our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2012. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of March 31, 2013, total unrecognized tax benefits amounted to approximately $0.2 million.

8.  Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During the quarter ended March 31, 2013, the Company awarded 22,500 options and 9,000 restricted stock shares.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 22,500 shares of the Company’s common stock during the three-month period ended March 31, 2013.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a three-year period.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	58.5%
Risk-free interest rate	0.9%
Expected life of options (in years)	5.5

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

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2013 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	191,200	$5.64	8.69	$—
Granted	22,500	3.55
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2013	213,700	$5.42	8.59	$15,652
Exercisable at March 31, 2013	70,283	$6.40	8.18	$352

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2013.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

			Options Outstanding at March 31, 2013			Options Exercisable at March 31, 2013
Range of option exercise price			Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55	to	8.32	213,700	8.59	$5.42	70,283	8.18	$6.40

Restricted Stock Plans

     The Company’s 2005 Restricted Stock Plan (the “2005 Plan”) provides for the grant of restricted stock awards.  A total of 250,000 shares were reserved for issuance under the 2005 Plan.  These shares are subject to such restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. During the three months ended March 31, 2013, the Company awarded 41,000 restricted shares under the 2005 Plan, which vest annually over a three year period.

     The Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan. No shares were issued under this plan during the three months ended March 31, 2013.

As noted above, the Company awarded a total of 50,000 restricted shares under the 2010 Plan, the 2005 Plan and the Non-Employee Plan during the three months ended March, 31 2013.  In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

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

As of March 31, 2013, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.7 million which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2013:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2012	84,200	$5.24
Granted	50,000	3.92
Shares vested	(14,000)	4.70
Shares forfeited	—	—
Non-vested at March 31, 2013	120,200	$4.75

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan at March 31, 2013 was $1.43 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	22.3%
Risk-free interest rate	0.14%
Expected term (in years)	1

The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for the three months ended March 31, 2013 and 2012. At March, 31 2013, the total unrecognized estimated compensation cost was insignificant.

9.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.  As of March 31, 2013 the Company had no active foreign exchange forward contracts.

10.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 52.9% of total consolidated net revenues for the three months ended March 31, 2013, and were from the theatre segment. Trade accounts receivable from these customers represented approximately 38.4% of net consolidated receivables at March 31, 2013. Sales to Caribbean Cinemas represented approximately 18.6% of consolidated sales for the three months ended March 31, 2013. Additionally, receivables from this customer represented approximately 12.6% of net consolidated receivables at March 31, 2013, respectively. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

     The Company’s future minimum lease payments for operating leases are as follows:

		Payments due by period ($ in thousands)
	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Operating leases	$3,988	$430	$527	$345	$355	$359	$1,972

11.  Business Segment Information

As of March 31, 2013, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit.  All significant intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended March 31,
(In thousands)	2013	2012
Net revenue
Theatre
Products	$24,136	$39,652
Services	2,543	3,665
Total theatre	26,679	43,317
Lighting	942	702
Total revenue	$27,621	$44,019

Operating income (loss)
Theatre
Products	$2,237	$3,824
Services	148	591
Total theatre	2,385	4,415
Lighting	(48)	(17)
Total segment operating income	2,337	4,398
Unallocated general and administrative expenses	(1,790)	(1,953)
Interest, net	15	(11)
Gain on sale of assets	2	918
Equity in income (loss) of joint venture	(106)	91
Other expense, net	248	160
Income before income taxes	$706	$3,603

(In thousands)	March 31, 2013	December 31, 2012
Identifiable assets
Theatre
Products	$90,433	$92,525
Services	3,096	4,484
Total theatre	93,529	97,009
Lighting	3,559	2,537
Total	$97,088	$99,546

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2013	2012
Net revenue
United States	$17,575	$38,291
South America	5,967	143
China	3,182	3,118
Canada	505	1,381
Asia (excluding China)	163	401
Mexico	118	250
Europe	73	167
Other	38	268
Total	$27,621	$44,019

(In thousands)	March 31, 2013	December 31, 2012
Identifiable assets
United States	$62,236	$65,868
Canada	22,154	21,092
Asia (excluding China)	6,437	7,337
China	6,261	5,249
Total	$97,088	$99,546

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

We are a manufacturer, distributor, integrator and service provider for the theatre exhibition industry on a worldwide basis. Through our Strong® branding, we can fully outfit and automate all aspects of a cinematic theatre including digital projection, cinema screens, library management systems, smart digital signage, flat panels and complete state of the art sound systems. We manufacture cinema screens in Joliette, Quebec, Canada, through our Strong/MDI Screens Systems, Inc. subsidiary.

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

We have two primary reportable core operating segments: theatre and lighting. Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance.  Approximately 96.6% of first quarter 2013 sales were from theatre products and approximately 3.4% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Net revenues during the three months ended March 31, 2013 decreased 37.3% to $27.6 million from $44.0 million during the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Theatre
Products	$24,136	$39,652
Services	2,543	3,665
Total theatre revenues	26,679	43,317
Lighting	942	702
Total net revenues	$27,621	$44,019

Theatre Segment

Sales of theatre products and services decreased 38.4% to $26.7 million in 2013 from $43.3 million in 2012.

Product Sales

Sales of products in the first quarter of 2013 decreased 39.1% to $24.1 million from $39.6 million in 2012 as the industry change to digital projection equipment continues to wind down. Digital equipment and servers accounted for $12.1 million of the $15.5 million decrease in sales when compared to 2012, with sales of film equipment, parts and lamps accounting for the remaining decrease.  This was partially offset by an increase in screen sales to $3.2 million in 2013 from $3.0 million a year-ago.

Service Revenues

Service revenues decreased 30.6% in 2013 to $2.5 million from $3.7 million a year-ago due to non-recurring installation revenue related to the digital product sales.  This reduction was partially offset by increasing revenue for recurring after-sale maintenance, repairs and NOC (Network Operation Center) services. As expected, revenues generated from servicing film equipment decreased to $0.1 million in 2013 compared to $0.2 million in the first quarter of 2012.

Lighting Segment

Sales of lighting products increased 34.2% to $0.9 million from $0.7 million a year-ago.  The increase is primarily due to an increase in sales of non-follow spotlight products to $0.6 million from $0.3 million a year-ago, partially offset by decreases in follow spotlights to $0.2 million in 2013 compared to $0.3 million in 2012.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $10.0 million in the 2013 from $5.7 million in 2012 resulting primarily from increased sales in South America.  Export sales are sensitive to the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment.  Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions.  Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 38.3% to $3.9 million in 2013 from $6.3 million a year-ago and as a percent of total revenue decreased to 14.2% from 14.4% in 2012. Gross profit in the theatre segment decreased to $3.8 million in 2013 from $6.2 million in 2012 and as a percentage of theatre sales remained consistent at 14.1% in 2013 and 14.2%  a year-ago.

The gross profit in the lighting segment amounted to $0.1 million or 16.6% as a percentage of revenues in 2013 compared to $0.2 million or 24.7% as a percentage of revenues in 2012.  This decrease in gross margin was driven by product mix.

Selling Expenses

Selling expenses increased 4.7% to $0.9 million in the first quarter of 2013 compared to $0.8 million a year-ago and as a percentage of revenues increased to 3.1% from 1.9% a year-ago.  The increase in selling expenses as a percentage of revenues was primarily due to decreased revenues, with minimal increases in salaries and commissions.

Administrative Expenses

Administrative expenses decreased 18.5% to $2.5 million in 2013 from $3.1 million in 2012 and as a percent of total revenue increased to 9.1% in 2013 from 7.0% in 2012. The decrease in expenses is primarily due to salaries, travel expenses and lower professional fees.

Other Financial Items

The gain on sale of assets in 2012 is the result of selling the analog projector manufacturing machinery and equipment previously identified as held for sale in connection with our corporate-wide restructuring initiative we began in 2011.

Our results for 2013 reflect a loss of approximately ($0.1) million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to income of approximately $0.1 million in the first quarter of 2012.

The first quarters of 2013 and 2012 each include other income of $0.2 million primarily related to net gains on foreign currency transactions.

We recorded income tax expense of approximately $0.1 million in the first quarters of 2013 compared to $1.2 million in the first quarter of 2012. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 20.0% and 32.1% in the quarters ending March 31, 2013 and 2012, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate decreased in 2013 from 2012 due to higher earnings before tax within our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

As a result of the items outlined above, we generated net earnings of approximately $0.6 million and basic and diluted earnings per share of $0.04 in 2013 compared to $2.4 million during 2012 and basic and diluted earnings per share of $0.17 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $41.9 million compared to $40.2 million at December 31, 2012.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which was renewed on May 8, 2012. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.  Since inception of the agreement, no amounts have been borrowed on the Revolving Credit Agreement.  At March 31, 2013, the Company had availability of $20 million.

As of March 31, 2013, $13.2 million of the $41.9 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S. we would be required to accrue and pay U.S. income taxes and foreign taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $1.9 million in the first quarter of 2013, which included net income of $0.6 million, plus non-cash charges (benefits) deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $0.5 million.   Changes in working capital provided cash from operating activities of $0.8 million, primarily due to decreases in accounts receivables, partially offset by an increase in inventory and decreases in accounts payable and miscellaneous accruals.  Accounts receivable balances decreased $6.0 million due to collections of the lower sales volume of the prior fourth quarter 2012 as compared to the first quarter of 2013.  Inventory levels increased $2.8 million at March 31, 2013.  This was driven by increased sales right before year end driving down year end inventory below anticipated levels.

Net cash used by operating activities was $1.5 million in the first quarter of 2012, which included net income of $2.4 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $(0.7) million.  Changes in working capital used cash from operating activities of $3.2 million, primarily due to increases in inventory, accruals and timing of tax deposits, partially offset by a decrease in the balance of accounts receivables and other current assets and liabilities.  Inventory levels increased $2.8 million at March 31, 2012 to enable the Company to take advantage of vendor discounts for inventory expected to be sold in the second quarter of 2012.  Accounts receivable balances decreased $3.3 million due to collections of the higher sales volume of the prior fourth quarter 2011 as compared to the first quarter of 2012.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.1 million in 2013 compared to net cash provided by investing activities of $1.5 million in 2012.  The cash used in investing activities in 2013 was primarily for capital expenditures.  Cash was provided by  a $2.5 million distribution from our joint venture investment in Digital Link II in 2012, which was partially offset by capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing was minimal in 2013 and related to our employee stock purchase plan.  Cash of $2.7 million was used in the first quarter of 2012 to purchase treasury stock.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We recorded no realized or unrealized losses associated with these contracts in our condensed consolidates statement of income in 2013.  This compares to losses of $48k in the comparative period of 2012.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2013	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	187	14	42	46	85
Operating leases	3,988	430	872	714	1,972
Contractual cash obligations	$4,175	$444	$914	$760	$2,057
___________________________
(1)
The schedule above excludes approximately $0.2 million of unrecognized tax benefits recorded in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of March 31, 2013.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.   As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2012.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the three months ended March 31, 2013.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of March 31, 2013. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At March 31, 2013, we had no outstanding foreign currency forward contracts.

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

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 6.  Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens, Secretary/Treasurer
	Chief Executive Officer and Director		and Chief Financial Officer

Date:	May 10, 2013	Date:	May 10, 2013

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101
The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X
_________________________________