Form 10-Q
period 2013-06-30
BALLANTYNE STRONG, INC.
filed 2013-08-09
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

 Commission File Number: 1-13906

BALLANTYNE STRONG, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

13710 FNB Parkway, Suite 400, Omaha, Nebraska	68154
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 1, 2013
Common Stock, $.01, par value	14,138,297 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,121	$40,168
Accounts receivable (net of allowance for doubtful accounts of $592 and $487, respectively)	13,379	26,227
Inventories:
Finished goods, net	8,565	6,706
Work in process	1,053	1,018
Raw materials and components, net	3,640	3,247
Total inventories, net	13,258	10,971
Other current assets	4,595	6,741
Total current assets	76,353	84,107
Property, plant and equipment (net of accumulated depreciation of $4,235 and $3,750, respectively)	10,264	11,105
Note receivable	2,232	2,232
Other assets	2,277	2,102
Total assets	$91,126	$99,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,882	$16,646
Accrued expenses	4,558	5,313
Customer deposits/deferred revenue	4,348	5,251
Total current liabilities	17,788	27,210
Deferred revenue	2,936	3,302
Deferred income taxes	646	580
Other accrued expenses, net of current portion	1,830	1,538
Total liabilities	23,200	32,630
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,869 and 16,782 shares at June 30, 2013 and December 31, 2012, respectively; 14,138 and 14,051 shares outstanding at June 30, 2013 and December 31, 2012, respectively	167	167
Additional paid-in capital	37,988	37,770
Accumulated other comprehensive income:
Foreign currency translation	(822)	269
Postretirement benefit obligations	46	46
Retained earnings	48,786	46,903
	86,165	85,155
Less 2,731 of common shares in treasury, at cost at June 30, 2013 and December 31, 2012	(18,239)	(18,239)
Total stockholders’ equity	67,926	66,916
Total liabilities and stockholders’ equity	$91,126	$99,546

See accompanying notes to condensed consolidated financial statements.

 Ballantyne Strong, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$24,395	$46,708	$52,016	$90,727
Cost of revenues	19,715	40,350	43,423	78,030
Gross profit	4,680	6,358	8,593	12,697
Selling and administrative expenses:
Selling	870	1,229	1,736	2,056
Administrative	2,453	3,135	4,954	6,202
Total selling and administrative expenses	3,323	4,364	6,690	8,258
Gain (loss) on the sale/disposal/transfer of assets	3	460	4	1,378
Income from operations	1,360	2,454	1,907	5,817
Net interest income (expense)	1	(11)	16	(22)
Equity income of joint venture	(12)	(25)	(118)	66
Other income, net	247	253	496	413
Income before income taxes	1,596	2,671	2,301	6,274
Income tax expense	(319)	(868)	(460)	(2,024)
Net earnings	$1,277	$1,803	$1,841	$4,250
Basic earnings per share	$0.09	$0.13	$0.13	$0.30
Diluted earnings per share	$0.09	$0.13	$0.13	$0.30

Weighted average shares outstanding:
Basic	13,997	13,969	13,988	14,103
Diluted	14,045	14,046	14,035	14,171

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$1,277	$1,803	$1,841	$4,250
Currency translation adjustment:
Unrealized net change arising during period	(690)	(359)	(1,091)	(40)
Other Comprehensive Loss	(690)	(359)	(1,091)	(40)
Comprehensive Income	$587	$1,444	$750	$4,210

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Net cash provided by (used in) operating activities	$5,671	$(5,724)

Cash flows from investing activities:
Distribution from Joint Venture	—	1,509
Capital expenditures	(197)	(172)
Proceeds from sale of assets	2	3,043
Net cash (used in) provided by investing activities	(195)	4,380

Cash flows from financing activities:
Excess tax benefits from share-based arrangements	(11)	—
Purchase of treasury stock	—	(2,667)
Proceeds from employee stock purchase plan	3	—
Net cash used in financing activities	(8)	(2,667)
Effect of exchange rate changes on cash and cash equivalents	(515)	(24)
Net increase (decrease) in cash and cash equivalents	4,953	(4,035)
Cash and cash equivalents at beginning of period	40,168	39,889
Cash and cash equivalents at end of period	$45,121	$35,854

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

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 30, 2013:

Fair Values Measured on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$45,121	$—	$—	$45,121
Foreign currency forward contracts	$—	$8,021	$—	$8,021
Notes Receivable	$—	$—	$2,232	$2,232

The notes receivable accrue interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2013 is set forth below:

$ in thousands	Fair Value at 6/30/2013	Valuation Technique	Unobservable input	Range
Notes Receivable	$2,232	Discounted cash flow	Probability of default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company’s Notes Receivable fair value:

	Six months ended June 30,
	2013	2012
	$ in thousands
Notes Receivable balance, beginning of period	$2,232	$2,062
Issuances of new notes	—	150
Notes Receivable balance, end of period	$2,232	$2,212

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$40,168	$—	$—	$40,168
Notes Receivable	$—	$—	$2,232	$2,232

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the six months ended June 30, 2013 we did not have any significant non-recurring measurements of non-financial assets or liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands, except per share data)
Basic earnings per share:
Earnings (loss) applicable to common stock	$1,277	$1,803	$1,841	$4,250
Basic weighted average common shares outstanding	13,997	13,969	13,988	14,103
Basic earnings (loss) per share	$0.09	$0.13	$0.13	$0.30
Diluted earnings per share:
Earnings (loss) applicable to common stock	$1,277	$1,803	$1,841	$4,250
Basic weighted average common shares outstanding	13,997	13,969	13,988	14,103
Dilutive effect of stock options and restricted stock awards	48	77	47	68
Dilutive weighted average common shares outstanding	14,045	14,046	14,035	14,171
Diluted earnings (loss) per share	$0.09	$0.13	$0.13	$0.30

For the three and six month periods ended June 30, 2013, grants and options to purchase 253,500 and 255,700 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.  For the three and six month periods ended June 30, 2012, options to purchase 50,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

4. Warranty Reserves

The Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured and distributed products.  In most instances, the distributed products are covered by the manufacturing firm’s OEM warranty on parts and we cover warranty labor cost when required. However, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for distributed products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands)
Warranty accrual at beginning of period	$760	$1,051	$770	$1,028
Charged to expense	133	98	189	223
Amounts written off, net of recoveries	(48)	(297)	(116)	(406)
Foreign currency adjustment	6	(6)	8	1
Warranty accrual at end of period	$851	$846	$851	$846

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

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of June 21, 2013 and June 22, 2012, respectively.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of loss of the LLC was $0.01 million and $0.1 million for the three and six months ended June 30, 2013.  The Company’s portion of income (loss) of the LLC was ($0.02) million and $0.1 million for the three and six months ended June 30, 2012, respectively.

In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the three and six months ended June 30, 2013 and 2012.  However, the Company recognized $0 and $0.2 million of gross margin during the three and six months ended June 30, 2012, respectively, related to the LLC’s sale of equipment to third parties.  The total receivable balance due from the LLC was insignificant at June 30, 2013 and December 31, 2012.

During the first quarter of 2012 the Company received a $1.5 million return of investment in the LLC. The Company received no distributions from the LLC in the six months ended June 30, 2013.

6. Corporate-wide strategic initiative

In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and exit the analog projector manufacturing business. The strategic initiative consisted of selling the Company’s Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which also houses its Network Operations Center. Total life to date severance charges for the strategic initiative begun in 2011 are approximately $1.4 million. The strategic initiative is expected to be completed by the end of 2013.

The following table reconciles the beginning and ending restructuring balance for the six months ended June 30, 2013, which are included in accrued expenses:

(in thousands)
Accrued severance at beginning of period	$88
Severance paid	(27)
Accrued severance at end of period	$61

7. Income Taxes

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 20.0% for the three and six months ended June 30, 2013, respectively as compared to 32.5% and 32.3% for the three and six months ended June 30, 2012, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s estimated annual effective rate was lower in the three and six months ended June 30, 2013 compared to the comparable periods of 2012 due to higher earnings before tax within our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2012. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of June 30, 2013, total unrecognized tax benefits amounted to approximately $0.2 million.

8. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense approximated the following for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share based compensation expense	$120	$118)	$220	$279

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During the six months ended June 30, 2013, the Company awarded 22,500 options and 9,000 restricted stock shares under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 22,500 shares of the Company’s common stock during the six months ended June 30, 2013.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2013 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	191,200	$5.64	8.69	$—
Granted	22,500	3.55
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2013	213,700	$5.42	8.34	$15,405
Exercisable at June 30, 2013	70,283	$6.40	7.93	$330

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2013.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

			Options Outstanding at June 30, 2013			Options Exercisable at June 30, 2013
Range of option exercise price			Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55	to	8.32	213,700	8.34	$5.42	70,283	7.93	$6.40

Restricted Stock Plans

The Company’s 2005 Restricted Stock Plan (the “2005 Plan”) provides for the grant of restricted stock awards.  A total of 250,000 shares were reserved for issuance under the 2005 Plan.  These shares are subject to such restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. During the six months ended June 30, 2013, the Company awarded 41,000 restricted shares under the 2005 Plan, which vest annually over a three year period.

The Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan. During the six months ended June 30, 2013, the Company granted 37,500 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company’s 2014 Annual Meeting of Stockholders.

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

As of June 30, 2013, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.8 million which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2013:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2012	84,200	$5.24
Granted	87,500	4.28
Shares vested	(42,200)	5.78
Shares forfeited	—	—
Non-vested at June 30, 2013	129,500	$4.42

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan at June 30, 2013 was $1.51 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	27.00%
Risk-free interest rate	0.14%
Expected term (in years)	1

The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three and six months ended June 30, 2013 and 2012. At June 30, 2013, the total unrecognized estimated compensation cost was insignificant.

9.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	June 30, 2013	December 31, 2012
Foreign exchange forward contracts	Other current liabilities	$8,021	$—

The above fair value at June 30, 2013 is offset against $8.0 million in other current liabilities, resulting in a net amount of $0.02 million of net asset.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification	2013	2012	2013	2012
Foreign exchange forward contracts	Other Income (Loss)	$(188)	$6	$(188)	$162

See Note 1 for further information related to the Company’s foreign exchange forward contracts.

10.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 44.3% and 45.7% of total consolidated net revenues for the three and six months ended June 30, 2013, respectively, and were from the theatre segment. Trade accounts receivable from these customers represented approximately 39.6% of net consolidated receivables at June 30, 2013. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for operating leases are as follows:

		Payments due by period ($ in thousands)
	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Operating leases	$3,849	$292	$527	$345	$355	$359	$1,971

11.  Business Segment Information

As of June 30, 2013, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit.  All significant intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Net revenue
Theatre
Products	$18,382	$42,749	$42,517	$82,401
Services	3,101	3,299	5,645	6,964
Total theatre	21,483	46,048	48,162	89,365
Lighting	2,912	660	3,854	1,362
Total revenue	$24,395	$46,708	$52,016	$90,727

Operating Income (Loss)
Theatre
Products	$1,945	$3,655	$4,169	$7,479
Services	566	497	727	1,088
Total theatre	2,511	4,152	4,895	8,567
Lighting	475	(196)	426	(213)
Total segment operating income	2,986	3,956	5,322	8,354
Unallocated general and administrative expenses	(1,629)	(1,962)	(3,419)	(3,915)
Interest, net	1	(11)	16	(22)
Gain on sale of assets	3	460	4	1,378
Equity income (loss) of joint venture	(12)	(25)	(118)	66
Other income	247	253	496	413
Income before income taxes	$1,596	$2,671	$2,301	$6,274

(In thousands)	June 30, 2013	December 31, 2012

Identifiable assets
Theatre
Products	$85,103	$92,525
Services	2,674	4,484
Total theatre	87,777	97,009
Lighting	3,349	2,537
Total	$91,126	$99,546

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net revenue
United States	$18,649	$39,234	$36,224	$77,525
China	3,264	4,880	6,447	7,998
South America	483	459	6,450	602
Canada	1,000	1,032	1,506	2,413
Asia (excluding China)	202	605	366	1,006
Mexico	318	145	436	395
Europe	249	175	322	342
Other	230	178	265	446
Total	$24,395	$46,708	$52,016	$90,727

(In thousands)	June 30, 2013	December 31, 2012

Identifiable assets
United States	$53,580	$65,868
Canada	23,075	21,092
Asia (excluding China)	6,000	7,337
China	8,471	5,249
Total	$91,126	$99,546

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

We have two primary reportable core operating segments: theatre and lighting. Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 92.6% of the sales for the first six months of the year were from theatre products and approximately 7.4% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

Net revenues during the three months ended June 30, 2013 decreased 47.8% to $24.4 million from $46.7 million during the three months ended June 30, 2012.

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Theatre
Products	$18,382	$42,749
Services	3,101	3,299
Total theatre revenues	21,483	46,048
Lighting	2,912	660
Total net revenues	$24,395	$46,708

Theatre Segment

Sales of theatre products and services decreased 53.4% to $21.5 million in 2013 from $46.0 million in 2012.

Product Sales

Sales of products in the second quarter of 2013 decreased 57.0% to $18.4 million from $42.7 million in 2012 as the industry change to digital projection equipment continues to wind down. Digital equipment and servers accounted for $22.6 million of the $24.3 million decrease in sales when compared to 2012, with sales of film equipment, parts and lamps accounting for the remaining decrease. This was partially offset by an increase in screen sales to $3.9 million in 2013 from $3.3 million a year-ago.

Service Revenues

Service revenues decreased 6.0% in 2013 to $3.1 million from $3.3 million a year-ago due to non-recurring installation revenue related to the digital product sales. This reduction was partially offset by increasing revenue for recurring after-sale maintenance, repairs and NOC (Network Operation Center) services. As expected, revenues generated from servicing film equipment decreased to $0.1 million in 2013 compared to $0.2 million in the second quarter of 2012.

Lighting Segment

Sales of lighting products increased 341.2% to $2.9 million from $0.7 million a year-ago, primarily due to the completion of the beacon and uplights on the World Trade Center. This project shows our continuing focus on a growing segment, architectural accent lighting.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $5.7 million in the second quarter of 2013 from $7.5 million a year ago.  This was primarily driven by decreased sales in China. Export sales are sensitive to the timing of the digital cinema rollout in these countries in addition to being sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world have significant pricing pressures from domestic manufacturers and suppliers.  Additionally, foreign exchange rates and excise taxes occasionally make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 26.4% to $4.7 million in the second quarter of 2013 from $6.4 million a year-ago and as a percent of total revenue increased to 19.2% from 13.6% in 2012. Gross profit in the theatre segment decreased to $4.0 million in 2013 from $6.3 million in 2012 and as a percentage of theatre sales increased to 18.6% from 13.7% a year-ago. The decrease in gross profit was driven by lower revenues in digital equipment sales. However, gross margin as a percentage of revenue increased as digital equipment sales declined to make up a smaller percentage of total sales.

The gross profit in the lighting segment amounted to $0.7 million or 23.4% as a percentage of revenues in the second quarter of 2013 compared to $0.1 million or 9.1% as a percentage of revenues in 2012.  The increase in gross margin was due to the completion of the World Trade Center. The increase in gross margin as a percentage of revenue was due to efforts in the prior year to liquidate slow moving inventory.

Selling Expenses

Selling expenses decreased 29.2% to $0.9 million in the second quarter of 2013 compared to $1.2 million a year-ago, but increased as a percentage of revenues to 3.6% in 2013 from 2.6% in 2012. The increase in selling expenses as a percentage of revenues is primarily due to decreased revenues. The decrease in selling expenses is due to lower travel and tradeshow expenses.

Administrative Expenses

Administrative expenses decreased 21.8% to $2.5 million in the second quarter of 2013 from $3.1 million in 2012, but increased as a percent of total revenue to 10.1% in 2013 from 6.7% in 2012. The decrease in expenses is primarily due to reductions in compensation, travel, legal and bad debt expense, partially offset by an increase in depreciation.

Other Financial Items

Our results for the second quarters of 2013 and 2012 reflect immaterial losses pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC.

The second quarter of 2013 includes other income of $0.2 million, compared to $0.3 million in 2012, primarily related to net gains (losses) on foreign currency transactions.

We recorded income tax expense of approximately $0.3 million in the second quarter of 2013 compared $0.9 million in the second quarter of 2012. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 20.0% and 32.5% in the quarters ending June 30, 2013 and 2012, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate decreased in 2013 from 2012 due to higher earnings before tax within our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower rate.

As a result of the items outlined above, we generated net earnings of approximately $1.3 million and basic and diluted earnings per share of $0.09 in the three months ended June 30, 2013 compared to $1.8 million in 2012 and basic and diluted earnings per share of $0.13 a year-ago, respectively.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Net revenues during the six months ended June 30, 2013 decreased 42.7% to $52.0 million from $90.7 million during the six months ended June 30, 2012.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Theatre
Products	$42,517	$82,401
Services	5,645	6,964
Total theatre revenues	48,162	89,365
Lighting	3,854	1,362
Total net revenues	$52,016	$90,727

Theatre Segment

Sales of theatre products and services decreased 46.1% to $48.2 million in 2013 from $89.4 million in 2012.

Product Sales

Sales of digital products decreased 48.4% to $42.5 million in 2013 from $82.4 million in 2012 as the industry change to digital projection equipment continues to wind down. Digital equipment and servers accounted for $34.7 million of the $39.9 million decrease in sales compared to 2012, with sales of film equipment, parts and lamps accounting for the remaining decrease. This was partially offset by an increase in screen sales to $7.1 million in 2013 from $6.3 million a year-ago.

Service Revenues

Service revenues decreased 18.9% to $5.6 million in 2013 from $7.0 million a year-ago due to non-recurring installation revenue related to the digital product sales. This reduction was partially offset by increasing revenue for recurring after-sale maintenance, repairs and NOC (Network Operations Center) services. As expected, revenues generated from servicing film equipment decreased to $0.2 million in 2013 compared to $0.4 million in 2012.

Lighting Segment

Sales of lighting products increased 183.0% to $3.9 million from $1.4 million a year-ago, primarily due to the completion of the beacon and uplights on the World Trade Center. This project shows our continuing focus on a growing segment, architectural accent lighting.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $15.8 million in 2013 from $13.2 million in 2012.  This was driven by increased sales in South America.  Export sales fluctuations in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit decreased 32.3% to $8.6 million in 2013 from $12.7 million a year-ago and as a percent of total revenue increased to 16.5% from 14.0% in 2012. Gross profit in the theatre segment decreased to $7.8 million in 2013 from $12.7 million in 2012 and as a percentage of theatre sales increased to 16.1% from 14.0% a year-ago. The decrease in gross profit was driven by lower revenues in digital equipment sales. However, gross margin as a percentage of revenue increased as digital equipment sales declined to make up a smaller percentage of total sales.

The gross profit in the lighting segment amounted to $0.8 million or 21.8% as a percentage of revenues in 2013 compared to $0.2 million or 17.1% as a percentage of revenues in 2012. The increase in gross margin was due to the completion of the World Trade Center. The increase in gross margin as a percentage of revenue was due to efforts in the prior year to liquidate slow moving inventory.

Selling Expenses

Selling expenses decreased 15.6% to $1.7 million during 2013 compared to $2.1 million a year-ago and as a percentage of revenues increased to 3.3% from 2.3% a year-ago.  The increase in selling expenses as a percentage of revenues is primarily due to decreased revenues. The decrease in selling expenses is due to lower travel and tradeshow expenses.

General and Administrative Expenses

General and administrative expenses decreased 20.1% to $5.0 million in 2013 from $6.2 million in 2012 and amounted to 9.5% and 6.8% of revenues in 2013 and 2012, respectively. The decrease in expenses is primarily due to salaries, travel expenses and lower professional fees.

Other Financial Items

The gain on sale of assets in 2012 is the result of selling the analog projector manufacturing machinery and equipment previously identified as held for sale in connection with our corporate-wide restructuring initiative we began in 2011.

Our results for 2013 reflect losses of $0.1 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC.  This loss compares to income of approximately $0.1 million during the six months ended June 30, 2012.

Other income of $0.5 million in 2013, compared to $0.4 million in 2012, primarily related to net gains on foreign currency transactions.

We recorded income tax expense of approximately $0.5 million in 2013 compared to $2.0 million in 2012. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 20.0% and 32.3% in the six months ending June 30, 2013 and 2012, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate decreased in 2013 from 2012 due to higher earnings before tax within our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower rate.

As a result of the items outlined above, we generated net earnings of approximately $1.8 million and basic and diluted earnings per share of $0.13 in 2013 compared to earnings of $4.3 million during 2012 and basic and diluted earnings per share of $0.30 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $45.1 million compared to $40.2 million at December 31, 2012.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.  Since inception of the agreement, no amounts have been borrowed on the Revolving Credit Agreement. At June 30, 2013, the Company had availability of $20 million.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $5.7 million in the first six months of 2013, which included net income of $1.8 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $1.9 million.    Changes in working capital provided cash from operating activities of $1.9 million.  This is primarily due to a decrease in accounts receivable and other current assets, partially offset by increases in inventories and decreases in accounts payable and customer deposits.  Accounts receivable balances decreased $12.5 million due to collections of the higher sales volume of the prior quarter 2012 as compared to the second quarter of 2013. Accounts payable decreased $7.8 million as the Company paid for fourth quarter 2012 inventory purchases.

Net cash used in operating activities was $5.7 million in the first six months of 2012, which included net income of $4.3 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $1.1 million.  Changes in working capital used cash from operating activities of $11.1 million.  This is primarily due to an increase in inventory, a decrease in accounts payable, as well as accruals and timing of tax deposits, partially offset by a decrease in the balance of accounts receivables.  Inventory levels increased $2.0 million at June 30, 2012 to enable the Company to take advantage of vendor discounts for inventory expected to be sold in the third quarter of 2012.  Accounts payable decreased $5.3 million as the Company paid for fourth quarter 2011 inventory purchases.  Accounts receivable balances decreased $1.8 million due to collections of the higher sales volume of the prior fourth quarter 2011 as compared to the second quarter of 2012.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.2 million in 2013 compared to net cash provided by investing activities of $4.4 million in 2012. The cash used in investing activities in 2013 was primarily for capital expenditures. Cash was provided by a $1.5 million distribution from our joint venture investment in Digital Link II and $3.0 million from the sale of the analog facility and equipment in 2012, which was partially offset by $0.2 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing was minimal in 2013. Cash of $2.7 million was used in 2012 to purchase treasury stock.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertain to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the six months ended June 30, 2013 we recorded $0.2 million in realized and unrealized losses associated with these contracts in our condensed consolidated statement of income. This compares to gains $0.2 million in the comparative period of 2012.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2013	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	182	9	42	46	85
Operating leases	3,849	292	872	713	1,972
Contractual cash obligations	$4,031	$301	$914	$759	$2,057

  ____________________________________________

(1)         The schedule above excludes the following items:

●

We have accrued approximately $0.2 million of unrecognized tax benefits in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of June 30, 2013.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.  As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2012.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the six months ended June 30, 2013.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of June 30, 2013. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At June 30, 2013, we had outstanding Canadian foreign currency forward contracts to sell $8.4 million Canadian at fixed prices which will settle during the third quarter of 2013.

A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balances by approximately $0.5 million.

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

Item 1A.  Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors previously disclosed.

Item 6.  Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens,
	Chief Executive Officer and Director		Chief Financial Officer

Date:	August 9, 2013	Date:	August 9, 2013

 EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

X