Form 10-Q
period 2013-09-30
BALLANTYNE STRONG, INC.
filed 2013-11-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 1, 2013
Common Stock, $.01, par value	14,139,462 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,333	$40,168
Accounts receivable (net of allowance for doubtful accounts of $536 and $487, respectively)	12,404	26,227
Inventories:
Finished goods, net	9,667	6,706
Work in process	407	1,018
Raw materials and components, net	3,811	3,247
Total inventories, net	13,885	10,971
Deposit on Convergent acquisition	17,424	—
Other current assets	4,131	6,741
Total current assets	74,177	84,107
Property, plant and equipment (net of accumulated depreciation of $4,589 and $3,750, respectively)	10,149	11,105
Note receivable	2,388	2,232
Intangible assets, net	635	105
Goodwill	1,163	—
Other assets	2,172	1,997
Total assets	$90,684	$99,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,028	$16,646
Accrued expenses	4,520	5,313
Income taxes payable	57	—
Customer deposits/deferred revenue	2,726	5,251
Total current liabilities	16,331	27,210
Deferred revenue	3,081	3,302
Deferred income taxes	816	580
Other accrued expenses, net of current portion	1,821	1,538
Total liabilities	22,049	32,630
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,869 and 16,782 shares at September 30, 2013 and December 31, 2012, respectively; 14,138 and 14,051 shares outstanding at September 30, 2013 and December 31, 2012, respectively	167	167
Additional paid-in capital	38,116	37,770
Accumulated other comprehensive income:
Foreign currency translation	(287)	269
Postretirement benefit obligations	46	46
Retained earnings	48,832	46,903
	86,874	85,155
Less 2,731 of common shares in treasury, at cost at September 30, 2013 and December 31, 2012	(18,239)	(18,239)
Total stockholders’ equity	68,635	66,916
Total liabilities and stockholders’ equity	$90,684	$99,546

See accompanying notes to condensed consolidated financial statements.

 Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$18,855	$39,260	$70,865	$129,987
Cost of revenues	15,517	35,539	58,934	113,569
Gross profit	3,338	3,721	11,931	16,418
Selling and administrative expenses:
Selling	850	1,349	2,586	3,405
Administrative	2,524	2,345	7,478	8,547
Total selling and administrative expenses	3,374	3,694	10,064	11,952
Gain (loss) on the sale/disposal/transfer of assets	3	(17)	7	1,361
Income (loss) from operations	(33)	10	1,874	5,827
Net interest income (expense)	152	(8)	169	(30)
Equity income (loss) of joint venture	2	(65)	(117)	1
Other income (expense), net	(33)	(205)	463	208
Income (loss) before income taxes	88	(268)	2,389	6,006
Income tax expense	(42)	—	(502)	(2,024)
Net earnings (loss)	$46	$(268)	$1,887	$3,982
Basic earnings (loss) per share	$0.00	$(0.02)	$0.13	$0.28
Diluted earnings (loss) per share	$0.00	$(0.02)	$0.13	$0.28

Weighted average shares outstanding:
Basic	14,009	13,959	13,995	14,055
Diluted	14,039	13,959	14,025	14,136

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings (loss)	$46	$(268)	$1,887	$3,982
Currency translation adjustment:
Unrealized net change arising during period	535	612	(556)	572
Other comprehensive income (loss)	535	612	(556)	572
Comprehensive Income	$581	$344	$1,331	$4,554

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Net cash provided by (used in) operating activities	$5,775	$(5,346)

Cash flows from investing activities:
Purchase of Peintures Elite, Inc.	(1,747)	—
Deposit on Convergent acquisition	(17,424)	—
Distribution from Joint Venture	—	2,508
Capital expenditures	(231)	(1,095)
Proceeds from sale of assets	6	3,332
Net cash (used in) provided by investing activities	(19,396)	4,745

Cash flows from financing activities:
Excess tax benefits from share-based arrangements	(11)	—
Purchase of treasury stock	—	(2,756)
Proceeds from employee stock purchase plan	4	—
Net cash used in financing activities	(7)	(2,756)
Effect of exchange rate changes on cash and cash equivalents	(207)	231
Net decrease in cash and cash equivalents	(13,835)	(3,126)
Cash and cash equivalents at beginning of period	40,168	39,889
Cash and cash equivalents at end of period	$26,333	$36,763

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Peintures Elite, Inc., and Strong Westrex (Beijing) Trading Inc., manufacture, distribute, integrate and service theatre and lighting systems on a worldwide basis.

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

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2013:

Fair Values Measured on a Recurring Basis:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$26,333	$—	$—	$26,333
Foreign currency forward contracts	$—	$9,985	$—	$9,985
Notes Receivable	$—	$—	$2,388	$2,388

The notes receivable accrue interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at September 30, 2013 is set forth below:

$ in thousands	Fair Value at 9/30/2013	Valuation Technique	Unobservable input	Range
Notes Receivable	$2,388	Discounted cash flow	Probability of default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company’s Notes Receivable fair value:

	Nine months ended September 30
	2013	2012
	$ in thousands
Notes Receivable balance, beginning of period	$2,232	$2,062
Interest Income	156	—
Issuances of new notes	—	155
Notes Receivable balance, end of period	$2,388	$2,217

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$40,168	$—	$—	$40,168
Notes Receivable	$—	$—	$2,232	$2,232

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the nine months ended September 30, 2013 we did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements which the Company believes will materially impact its consolidated financial statements.

3. Acquisitions

On September 13, 2013, the Company acquired Peintures Elite, Inc. for $1.7 million in cash. Elite is a manufacturer of paint and lacquer products and has been the primary provider of paint for our screen manufacturing business. Approximately $1.2 million of the purchase price was allocated to goodwill and $0.6 million was allocated to amortizable other intangibles. This business is included within the Theatre segment. The amounts allocated to goodwill were primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The fair value of the assets and liabilities related to the acquisition are subject to refinement as the Company completes our analyses of the fair values at the acquisition date. The pro forma effect of the acquisition was not material.

The Company paid a deposit of $17.4 million for the acquisition of Convergent Media Systems, Inc. (“CMS”), which closed on October 1, 2013, subsequent to the end of our third quarter of fiscal 2013. CMS was acquired from Sony Corporation for approximately $17.4 million in cash, which was the purchase price of $16.0 million adjusted for cash on hand in Canada and working capital variance based upon CMS’s targeted working capital. CMS provides digital technologies for out-of-home messaging, advertising and communication (the Digital Out-of-Home or DOOH market) and Enterprise Video Solutions (EVS), which provides enterprises with the infrastructure necessary for communication, collaboration, training and education of employees. CMS operates from its offices in the United States and Canada and has customers in North America. Due to the timing of the acquisition, the Company has not yet completed its purchase allocation and analysis. Therefore, it is impracticable to provide proforma information or further information related to the assets and liabilities acquired at this time. In addition, the Company expects to incur costs attributable to integration and reorganization actions associated with this acquisition in the fourth quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands, except per share data)
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$46	$(268)	$1,887	$3,982
Basic weighted average common shares outstanding	14,009	13,959	13,995	14,055
Basic earnings (loss) per share	$0.00	$(0.02)	$0.13	$0.28
Diluted earnings (loss) per share:
Earnings (loss) applicable to common stock	$46	$(268)	$1,887	$3,982
Basic weighted average common shares outstanding	14,009	13,959	13,995	14,055
Dilutive effect of stock options and restricted stock awards	30	—	30	81
Dilutive weighted average common shares outstanding	14,039	13,959	14,025	14,136
Diluted earnings (loss) per share	$0.00	$(0.02)	$0.13	$0.28

For the three and nine month periods ended September 30, 2013, grants and options to purchase 291,000 and 293,200 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.  For the three and nine month periods ended September 30, 2012, options to purchase 50,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 79,000 options were excluded from the three month period ended September 30, 2012 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

5. Warranty Reserves

The Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured and distributed products.  In most instances, the distributed products are covered by the manufacturing firm’s OEM warranty on parts and we cover warranty labor cost when required. However, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for distributed products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three and nine months ended September 30 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)
Warranty accrual at beginning of period	$851	$846	$770	$1,028
Charged to expense	91	98	280	321
Amounts written off, net of recoveries	(55)	(89)	(171)	(495)
Foreign currency adjustment	4	13	12	14
Warranty accrual at end of period	$891	$868	$891	$868

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

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of September 20, 2013 and September 21, 2012, respectively.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of gain (loss) of the LLC was immaterial and ($0.1) million for the three and nine months ended September 30, 2013.  The Company’s portion of income (loss) of the LLC was ($0.1) million and immaterial gain for the three and nine months ended September 30, 2012, respectively.

In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the three and nine months ended September 30, 2013.  The Company recognized $0 and $0.2 million of gross margin during the three and nine months ended September 30, 2012, respectively, related to the LLC’s sale of equipment to third parties.  The total receivable balance due from the LLC was insignificant at September 30, 2013 and December 31, 2012.

During the first quarter of 2012 the Company received a $1.5 million distribution from the LLC. During the third quarter of 2012 the Company received a $1.0 million distribution from the LLC. The Company received no distributions from the LLC in the nine months ended September 30, 2013.

7. Corporate-wide strategic initiative

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

The following table reconciles the beginning and ending restructuring balance for the nine months ended September 30, 2013, which are included in accrued expenses:

(in thousands)
Accrued severance at beginning of period	$88
Severance paid	(66)
Accrued severance at end of period	$22

8. Income Taxes

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 47.8% and 21.0% for the three and nine months ended September 30, 2013, respectively as compared to 0.1% and 33.7% for the three and nine months ended September 30, 2012, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s estimated annual effective rate was higher in the three months ended September 30, 2013 compared to the comparable period of 2012 due to higher proportion of earnings before tax being within our US operations, which has a higher tax rate. The Company’s estimated annual effective rate was lower in the nine months ended September 30, 2013 compared to the comparable period of 2012 due to higher proportion of earnings before tax being within our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate. In addition the effective tax rate for the three months and nine months ended September 30, 2013 were impacted as the Company also recorded $0.03 million of additional tax expense due to return to provision adjustments related to filing the 2012 tax returns.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2012. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any examinations in process. As of September 30, 2013, total unrecognized tax benefits amounted to approximately $0.2 million.

9. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense approximated the following for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share based compensation expense	$125	$10	$345	$289

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During the nine months ended September 30, 2013, the Company awarded 22,500 options and 9,000 restricted stock shares under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 22,500 shares of the Company’s common stock during the nine months ended September 30, 2013.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2013 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	191,200	$5.64	8.69	$—
Granted	22,500	3.55
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2013	213,700	$5.42	8.09	$16,393
Exercisable at September 30, 2013	70,283	$6.40	7.68	$418

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2013.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

			Options Outstanding at September 30, 2013			Options Exercisable at September 30, 2013
Range of option exercise price			Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55	to	8.32	213,700	8.09	$5.42	70,283	7.68	$6.40

Restricted Stock Plans

The Company’s 2005 Restricted Stock Plan (the “2005 Plan”) provides for the grant of restricted stock awards.  A total of 250,000 shares were reserved for issuance under the 2005 Plan.  These shares are subject to such restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. During the nine months ended September 30, 2013, the Company awarded 41,000 restricted shares under the 2005 Plan, which vest annually over a three year period.

The Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan. During the nine months ended September 30, 2013, the Company granted 37,500 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company’s 2014 Annual Meeting of Stockholders.

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

As of September 30, 2013, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.7 million which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2013:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2012	84,200	$5.24
Granted	87,500	4.28
Shares vested	(42,200)	5.78
Shares forfeited	—	—
Non-vested at September 30, 2013	129,500	$4.42

Employee Stock Purchase Plan

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan at September 30, 2013 was $1.57 per share using the Black-Scholes option-pricing model made with the following weighted average assumptions:

Expected dividend yield at date of grant	0%
Expected stock price volatility	29.89%
Risk-free interest rate	0.14%
Expected term (in years)	1

The Company recorded insignificant share-based compensation expense pertaining to the stock purchase plan with insignificant associated tax benefits for each of the three and nine months ended September 30, 2013 and 2012. At September 30, 2013, the total unrecognized estimated compensation cost was insignificant.

10.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	September 30, 2013	December 31, 2012
Foreign exchange forward contracts	Other current assets	$9,985	$—

The above fair value at September 30, 2013 is offset against $10.0 million in other current assets, resulting in a net amount of $0.02 million of net asset.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification	2013	2012	2013	2012
Foreign exchange forward contracts	Other Income (Loss)	$197	$(16)	$9	$145

11.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 53.5% and 43.3% of total consolidated net revenues for the three and nine months ended September 30, 2013, respectively, and were from the theatre segment. Trade accounts receivable from these customers represented approximately 33.1% of net consolidated receivables at September 30, 2013. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for operating leases are as follows:

		Payments due by period ($ in thousands)

	Total	Remainder 2013	2014	2015	2016	2017	Thereafter
Operating leases	$3,767	$158	$579	$345	$355	$359	$1,971

12.  Business Segment Information

As of September 30, 2013, the Company’s operations were conducted principally through two business segments: Theatre and Lighting. Theatre operations include the sale and service of digital projection equipment, sound systems, xenon lamps, lenses and other accessories. The lighting segment operations include the design, assembly and sale of follow spotlights, stationary searchlights and computer operated lighting systems for the motion picture production, television, live entertainment, theme parks and architectural industries. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit.  All significant intercompany sales are eliminated in consolidation.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Net revenue
Theatre
Products	$15,601	$34,145	$58,112	$116,546
Services	2,737	4,276	8,381	11,240
Total theatre	18,338	38,421	66,493	127,786
Lighting	517	839	4,372	2,201
Total revenue	$18,855	$39,260	$70,865	$129,987

Operating Income (Loss)
Theatre
Products	$1,905	$1,617	$6,071	$9,096
Services	(38)	148	692	1,236
Total theatre	1,867	1,765	6,763	10,332
Lighting	(117)	44	309	(169)
Total segment operating income	1,750	1,809	7,072	10,163
Unallocated general and administrative expenses	(1,786)	(1,782)	(5,205)	(5,697)
Interest, net	152	(8)	169	(30)
Gain on sale of assets	3	(17)	7	1,361
Equity income (loss) of joint venture	2	(65)	(117)	1
Other income	(33)	(205)	463	208
Income (loss) before income taxes	$88	$(268)	$2,389	$6,006

(In thousands)	September 30, 2013	December 31, 2012

Identifiable assets
Theatre
Products	$85,334	$92,525
Services	2,038	4,484
Total theatre	87,372	97,009
Lighting	3,312	2,537
Total	$90,684	$99,546

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net revenue
United States	$11,542	$30,050	$47,761	$107,579
China	4,374	4,263	10,821	12,261
South America	1,055	3,271	7,505	3,873
Canada	530	537	2,036	2,950
Asia (excluding China)	120	841	486	1,847
Mexico	527	152	962	546
Europe	654	146	976	488
Other	53	—	318	443
Total	$18,855	$39,260	$70,865	$129,987

(In thousands)	September 30, 2013	December 31, 2012

Identifiable assets
United States	$50,900	$65,868
Canada	24,218	21,092
Asia (excluding China)	5,961	7,337
China	9,605	5,249
Total	$90,684	$99,546

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

13.  Subsequent Event

Subsequent to the end of the quarter, on October 1, 2013, we acquired Convergent Media Systems, Inc. (CMS) from Sony Corporation for approximately $17.4 million in cash, which was the purchase price of $16.0 million adjusted for cash on hand in Canada and working capital variance based upon CMS’s targeted working capital.

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

We have two primary reportable core operating segments: theatre and lighting. Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 93.8% of the sales for the first nine months of the year were from theatre products and approximately 6.2% were lighting products. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Net revenues during the three months ended September 30, 2013 decreased 52.0% to $18.9 million from $39.3 million during the three months ended September 30, 2012.

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Theatre
Products	$15,601	$34,145
Services	2,737	4,276
Total theatre revenues	18,338	38,421
Lighting	517	839
Total net revenues	$18,855	$39,260

Theatre Segment

Sales of theatre products and services decreased 52.3% to $18.3 million in 2013 from $38.4 million in 2012.

Product Sales

Sales of products in the third quarter of 2013 decreased 54.3% to $15.6 million from $34.1 million in 2012 as the industry change to digital projection equipment continues to wind down. Digital equipment and servers accounted for $17.8 million of the $20.0 million decrease in sales when compared to 2012, with sales of film equipment, parts and lamps accounting for the remaining decrease. This was partially offset by an increase in screen sales to $3.7 million in 2013 from $3.0 million a year-ago.

Service Revenues

Service revenues decreased 36.0% in 2013 to $2.7 million from $4.3 million a year-ago due to non-recurring installation revenue related to the digital product sales. This reduction was partially offset by increasing revenue for recurring after-sale maintenance, repairs and NOC (Network Operation Center) services. As expected, revenues generated from servicing film equipment decreased to $0.1 million in 2013 compared to $0.2 million in the third quarter of 2012.

Lighting Segment

Sales of lighting products decreased 38.3% to $0.5 million from $0.8 million a year-ago.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $7.3 million in the second quarter of 2013 from $9.2 million a year ago.  This was primarily driven by decreased sales in South America and Asia. Export sales are sensitive to the timing of the digital cinema rollout in these countries in addition to being sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world have significant pricing pressures from domestic manufacturers and suppliers.  Additionally, foreign exchange rates and excise taxes occasionally make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 10.3% to $3.3 million in the third quarter of 2013 from $3.7 million a year-ago and as a percent of total revenue increased to 17.7% from 9.5% in 2012. Gross profit in the theatre segment decreased to $3.3 million in 2013 from $3.4 million in 2012 and as a percentage of theatre sales increased to 18.1% from 8.9% a year-ago. The decrease in gross profit was driven by lower revenues in digital equipment sales. However, gross margin as a percentage of revenue increased as digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales.

The gross profit in the lighting segment was $0.03 million or 4.9% as a percentage of revenues in the third quarter of 2013 compared to $0.3 million or 35.9% as a percentage of revenues in 2012.  The decrease in gross margin was due to decreased volumes.

Selling Expenses

Selling expenses decreased 37.0% to $0.9 million in the third quarter of 2013 compared to $1.3 million a year-ago, but increased as a percentage of revenues to 4.5% in 2013 from 3.4% in 2012. The increase in selling expenses as a percentage of revenues is primarily due to decreased revenues. The decrease in selling expenses is due to lower consultant and tradeshow expenses.

Administrative Expenses

Administrative expenses increased 7.6% to $2.5 million in the third quarter of 2013 from $2.3 million in 2012, and as a percent of total revenue to 13.4% in 2013 from 6.0% in 2012. The increase in expenses is primarily due to acquisition costs of $0.2 million.

Other Financial Items

Our results for the third quarter of 2013 reflect minimal gains pertaining to our 44.4% share of equity in the income from Digital Link II, LLC.  This compares to a loss of approximately $0.1 million during the third quarter of 2012.

The third quarter of 2013 includes a minimal loss in other income (expense) compared to $0.2 million in 2012, primarily related to net gains (losses) on foreign currency transactions.

We recorded minimal income tax expense in the third quarter of 2013 and 2012. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 47.8% and 0.1% in the quarters ending September 30, 2013 and 2012, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate increased in 2013 from 2012 due to a higher proportion of earnings before tax being within our US operations which has a higher rate. In addition the effective tax rate for the three months ended September 30, 2013 were impacted as the Company also recorded $0.03 million of additional tax expense due to return to provision adjustments related to filing the 2012 tax returns.

As a result of the items outlined above, we generated a minimal net gain and basic and diluted earnings per share in the three months ended September 30, 2013 compared to a loss of $0.3 million in 2012 and basic and diluted loss per share of $0.02 a year-ago.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Net revenues during the nine months ended September 30, 2013 decreased 45.5% to $70.9 million from $130.0 million during the nine months ended September 30, 2012.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Theatre
Products	$58,112	$116,546
Services	8,381	11,240
Total theatre revenues	66,493	127,786
Lighting	4,372	2,201
Total net revenues	$70,865	$129,987

Theatre Segment

Sales of theatre products and services decreased 48.0% to $66.5 million in 2013 from $127.8 million in 2012.

Product Sales

Sales of products decreased 50.1% to $58.1 million in 2013 from $116.5 million in 2012 as the industry change to digital projection equipment continues to wind down. Digital equipment and servers accounted for $50.8 million of the $58.4 million decrease in sales compared to 2012, with sales of film equipment and lamps accounting for the remaining decrease. This was partially offset by an increase in screen sales to $10.8 million in 2013 from $9.3 million a year-ago.

Service Revenues

Service revenues decreased 25.4% to $8.4 million in 2013 from $11.2 million a year-ago due to non-recurring installation revenue related to the digital product sales. This reduction was partially offset by increasing revenue for recurring after-sale maintenance, repairs and NOC (Network Operations Center) services. As expected, revenues generated from servicing film equipment decreased to $0.2 million in 2013 compared to $0.6 million in 2012.

Lighting Segment

Sales of lighting products increased 98.6% to $4.4 million from $2.2 million a year-ago, primarily due to the completion of the beacon and uplights on the World Trade Center. This project shows our continuing focus on a growing market, architectural accent lighting.

Export Revenues

Sales outside the United States (mainly theatre sales) increased to $23.1 million in 2013 from $22.4 million in 2012.  This was driven by increased sales in South America.  Export sales fluctuations in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit decreased 27.3% to $11.9 million in 2013 from $16.4 million a year-ago and as a percent of total revenue increased to 16.8% from 12.6% in 2012. Gross profit in the theatre segment decreased to $11.1 million in 2013 from $15.9 million in 2012 and as a percentage of theatre sales increased to 16.6% from 12.4% a year-ago. The decrease in gross profit was driven by lower revenues in digital equipment sales. However, gross margin as a percentage of revenue increased as digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales.

The gross profit in the lighting segment amounted to $0.9 million or 19.8% as a percentage of revenues in 2013 compared to $0.5 million or 24.2% as a percentage of revenues in 2012. The increase in gross margin was due to the completion of the World Trade Center.

Selling Expenses

Selling expenses decreased 24.1% to $2.6 million during 2013 compared to $3.4 million a year-ago and as a percentage of revenues increased to 3.6% from 2.6% a year-ago.  The increase in selling expenses as a percentage of revenues is primarily due to decreased revenues. The decrease in selling expenses is due to lower travel, consultant and tradeshow expenses.

General and Administrative Expenses

General and administrative expenses decreased 12.5% to $7.5 million in 2013 from $8.5 million in 2012 and amounted to 10.6% and 6.6% of revenues in 2013 and 2012, respectively. The decrease in expense is primarily due to salaries, travel expenses and lower professional fees.

Other Financial Items

The gain on sale of assets in 2012 is the result of selling the analog projector manufacturing machinery and equipment previously identified as held for sale in connection with our corporate-wide restructuring initiative we began in 2011.

Our results for 2013 reflect losses of $0.1 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC.  This loss compares to minimal income during the nine months ended September 30, 2012.

Other income of $0.5 million in 2013, compared to $0.2 million in 2012, primarily related to net gains on foreign currency transactions.

 We recorded income tax expense of approximately $0.5 million in 2013 compared to $2.0 million in 2012. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 21.0% and 33.7% in the nine months ending September 30, 2013 and 2012, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.  The effective rate decreased in 2013 from 2012 due to a higher proportion of earnings before tax being within our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower rate.

As a result of the items outlined above, we generated net earnings of approximately $1.9 million and basic and diluted earnings per share of $0.13 in 2013 compared to earnings of $4.0 million during 2012 and basic and diluted earnings per share of $0.28 a year-ago.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $26.3 million compared to $40.2 million at December 31, 2012.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.  Since inception of the agreement, no amounts have been borrowed on the Revolving Credit Agreement. At September 30, 2013, the Company had availability of $20 million.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $5.8 million in the first nine months of 2013, which included net income of $1.9 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $2.4 million.    Changes in working capital provided cash from operating activities of $1.5 million.  Additional changes in working capital was driven by a decrease in accounts receivable, partially offset by increases in inventories and decreases in accounts payable and customer deposits.  Accounts receivable balances decreased $13.6 million due to collections of the higher sales volume of the prior quarter 2012 as compared to the third quarter of 2013. Accounts payable decreased $7.7 million as the Company paid for fourth quarter 2012 inventory purchases.

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

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $19.4 million in 2013 compared to net cash provided by investing activities of $4.7 million in 2012. This is primarily due to the deposit of $17.4 million for the acquisition of Convergent prior to quarter end. The acquisition’s effective date was October 1, 2013. The remaining cash used in investing activities in 2013 was for capital expenditures of $0.2 million and the acquisition of Elite of $1.7 million. Cash was provided by a $1.5 million distribution from our joint venture investment in Digital Link II and $3.0 million from the sale of the analog facility and equipment in 2012, which was partially offset by $0.2 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing was minimal in 2013. Cash of $2.7 million was used in 2012 to purchase treasury stock.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertain to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the nine months ended September 30, 2013 we recorded minimal realized and unrealized gains associated with these contracts in our condensed consolidated statement of income. This compares to gains $0.2 million in the comparative period of 2012.

We do not have any trading activities that include non-exchange traded contracts.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2013	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	178	5	42	46	85
Operating leases	3,767	158	924	714	1,971
Contractual cash obligations	$3,945	$163	$966	$760	$2,056

(1)         The schedule above excludes the following items:

●                  We have accrued approximately $0.2 million of unrecognized tax benefits in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of September 30, 2013.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.  As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2012.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the nine months ended September 30, 2013.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of September 30, 2013. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At September 30, 2013, we had outstanding Canadian foreign currency forward contracts to sell $10.3 million Canadian at fixed prices which will settle during the fourth quarter of 2013.

A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balances by approximately $0.4 million.

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

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens,
	Chief Executive Officer and Director		Chief Financial Officer

Date:	November 12, 2013	Date:	November 12, 2013

 EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

2.1	Stock Purchase Agreement, dated as of October 1, 2013, by and between Ballantyne Strong, Inc. and Sony Electronics Inc.	8-K	2.1	October 3, 2013

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

X