Form 10-K
period 2013-12-31
BALLANTYNE STRONG, INC.
filed 2014-03-14
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE MKT on June 30, 2013 was $59,663,613. The Company does not have any non-voting common equity. As of March 10, 2014, 14,139,462 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

PART I

Item 1. Business

General Description of Business

General

Ballantyne Strong Inc. (“BTN”, “Ballantyne”, “ the Company”, “we”, “our”, and “us”) designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens and lighting products; and provides managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service. We focus on the retail, financial, government and cinema markets.

Ballantyne is a Delaware corporation founded in 1932 and became a designer and manufacturer of film projectors. Over the past 80 years, we have expanded our product lines and services to meet the needs of the ever-changing and technologically-advancing theatre exhibition industry. We broadened our offerings through acquisitions in the lighting sector to serve the needs of architectural, entertainment and commercial customers. Most recently, we entered the digital media distribution sector through an acquisition which enables us to serve the advertising, education and communication needs of retail, corporate, and government sectors. Ballantyne went public in 1995; our shares are traded on the NYSE MKT under the symbol BTN.

On October 1, 2013, we acquired Convergent Corporation (formerly a subsidiary of Sony Electronics Inc.) and its wholly owned subsidiary Convergent Media Systems (“Convergent”, “CMS”), a managed solutions provider to blue chip organizations that require design, installation, operation and maintenance of enterprise media networks. Convergent allows the Company to leverage its core assets and strengthen its platform for our strategic business focus of providing technology solutions to customers in support of their business, marketing and branding needs.

We have historically reported our results through two segments, Theatre and Lighting. However, based on our recent acquisition and change in strategy, we have re-segmented our business and will be reporting within two new business segments, Managed Services and Systems Integration. Segment information for 2011 and 2012 has been restated to conform to the current year’s presentation. Approximately 82%, 91%, and 93% of our sales were from the Systems Integration segment for the years ended 2013, 2012, and 2011 respectively.

Strategy

Our strategy combines the following key elements:

Build Upon Digital Media Capabilities Added in Convergent Acquisition to Generate a Growing Stream of Recurring Revenue. With the acquisition of Convergent, Ballantyne has established a strong foundation as a leading provider of digital media solutions. Through the Convergent subsidiary, the Company can offer end-to-end digital solutions that help our clients communicate more effectively with their customers. Our comprehensive service offerings span the entire lifecycle of a digital media campaign, from strategy and content development to systems installation and support. The back-end maintenance, monitoring and support functions in our digital media programs will provide a recurring source of revenue that is expected to reduce volatility in the Company’s earnings.

Expand Managed Services and Network Operations Center Within the Cinema Market and Penetrate Other Strategic Growth Markets. We have made significant investments in capital and technical resources over the past several years in strengthening our core service capabilities which include systems and network monitoring, installation and repair of equipment, cabling, and wiring. These strengths along with our strong customer relationships, will allow us to expand our core service offerings in the theater industry. In addition, the technical capabilities within our Network Operations Center (“NOC”) allow us to meet industry demands for remote systems monitoring for digital equipment and back room operations into other adjacent markets.

Expand Product Sales Opportunities Through Multi-Pronged Approach. We will offer cloud based video security solutions to enterprise customers in North America by becoming a value added reseller of Video Intelligence As A Service (VIASS). We will capitalize on our strong customer relationships within the cinema market to sell digital solutions obtained through the acquisition of Convergent. We will bundle and aggressively cross sell all product and service offerings to existing market channels tapping into our solid customer relationships. We continue to look for new product offerings either through distribution channels or via in-house development that fit with our current product portfolio and markets.

Leverage Engineering and Project Management Expertise. We will leverage our engineering capabilities across all businesses to deliver user-friendly solutions to complex projects and products within the lighting, cinema and digital signage markets. This strategy utilizes the growing strength of our technical expertise as a solution provider to our customers. As firmware and software increase in complexity, we see opportunity to simplify the existing and emerging technologies for our customers from deployment through daily operational management and servicing.

Pursue Strategic Acquisitions. We are focused on identifying and completing acquisitions within areas where we can effectively leverage our strong competencies as an organization, including operations management, distribution and channel management, as well as our skillsets in integrating, installing and supporting advanced electronic components and software applications.

Operating Segments

Systems Integration

Overview

We provide a full range of product solutions primarily for the theatre exhibition industry including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, and audio systems. We also sell lighting solutions for the architectural and entertainment lighting industry.

Theatre Exhibition — We provide a full range of products and services to the theatre exhibition industry from the design and installation of new theatre exhibition systems and related equipment to complete film-to-digital theatre conversion services. The systems include a wide spectrum of premier audio-visual products and accessories such as: digital projectors, state of the art projection screens, servers and library management systems, menu boards, flat panel displays, and sound systems.

We market and sell directly to theatre exhibitors, as well as through certain domestic and international VAR’s. Over the course of our 80-year history, we have developed ongoing customer relationships with a large portion of the theatre owners in the United States and a number of the major theatre owners internationally. Our sales and marketing staff principally develop business by maintaining regular personal contact with our established customer relationships including conducting site visits. In our sales and marketing efforts, we emphasize our value proposition of providing the broadest range of products and services delivered by one of the industry’s largest technical service teams, which provides a significant resource to our clients in managing the complexities of digital technology in the cinema exhibition industry. Our sales and marketing professionals have extensive experience with the Company’s product lines and have long-term relationships throughout the industry.

Lighting — Under the trademark Strong®, we design, engineer, manufacture, and supply long-range followspots, as well as other lighting products for architectural, theatrical, promotional, stage and studio purposes. Our products include a line of LED lighting, which are more effective and efficient than traditional lighting products. We provide installation and maintenance services for our lighting product lines for both permanent and touring applications. While the majority of our lighting products are manufactured to stock, many lighting works are fitted to our clients’ projects and property needs, such as commissioned work for one-of-a-kind lighting needs. For these projects, we can provide project management services, including design, engineering, manufacture, installation, and continued service.

Products

Screens — We manufacture multiple standard and large format 2D and 3D screens for cinema and special venue applications through our ISO-certified manufacturing facility in Canada. There are certain digital 3D applications, such as the technology by RealD, that require unique “silver” screens that we manufacture. In addition, we purchased Peintures Elite, Inc. in 2013, the manufacturer of coatings that have been exclusive to our Company in the manufacture of our screens. This relatively small acquisition positioned us to retain the exclusive rights to this coating and continue producing our unique screens. We are constantly innovating to set new standards within the screen industry, and in 2013 we developed the new Premium HGA screen, a screen that diffuses light evenly over its entire surface, thereby reducing the formation of so-called “hot spots.”

Projectors — Through distribution agreements with NEC and BARCO, we distribute DLP Cinema projectors in the Americas and Asia. Both manufacturers of the projectors use the DLP cinema technology from Texas Instruments. NEC offers DLP Cinema projectors ranging from their NC900 projector for screens up to 31 feet wide to the NC3240S which is a 4K projector designed for screens up to 105 feet wide. BARCO offers DLP Cinema projectors ranging from their DP2K-10SX projector for screens up to 33 feet to the DP4K-32B cinema projector which is an ultra-bright enhanced 4K cinema projector for screens up to 105 feet.

Servers — Through a formal distribution agreement with GDC Technology (USA), LLC, we distribute GDC’s line of digital cinema servers in North and South America. We also distribute their servers in certain other areas of the world under less formal arrangements. In addition, we distribute servers for other server manufacturers including those manufactured by Doremi and Dolby. Digital servers and the related integrated media block are used by our customers for the storage and delivery of digital content.

Audio Systems — We distribute a range of state of the art digital audio systems, including surround and 3D sound technologies from the following manufacturers: Dolby, Barco USL, JBL and QSC. Our technicians are certified by each manufacturer to install, service and maintain these and other audio systems.

Additional Projection Products — We also manufacture or distribute certain third-party accessories, which coupled with the cinema projector, server and integrated media block, can fully outfit and automate a projection booth. The significant accessories include, but are not limited to library management systems, automation products, pedestals, 3D accessories, lenses and lamps.

Followspots — We have designed, engineered, manufactured and distributed long-range followspots since 1950. Our followspots are primarily marketed under the Strong® trademark and include recognized trademarked models such as Super Trouper® and Gladiator®. Our long-range followspots are high-intensity general-use illumination products designed for both permanent and touring installations. Lower wattage models are appropriate for small venues and truss mounting; high-intensity xenon models are appropriate for large theatres, arenas and stadiums.

Signature Commissioned Lighting — Our Company designs and engineers signature, one-of-a-kind lighting solutions on commissioned, case-by-case basis for architectural sites, entertainment, and various other purposes. Our most recent signature piece is the beacon light atop the new One World Trade Center. We’ve also produced unique lighting solutions for the NASA Space Shuttle lighting, as well as the beacon light atop the iconic pyramid-shaped Luxor Hotel and Casino in Las Vegas, Nevada.

LED Specification Grade Accent Lighting — We design and manufacture a controlled beam LED floodlight with highly refined optics for illuminating extremely distant targets, and Strong distributes specialty lighting products from an Italian manufacturing company, DTS (D.T.S. illuminazione srl).  This specialty line utilizes the latest in lighting and LED technology to serve specialty markets including houses of worship, decorative façade and accent lighting.

Moving Head and Specialty Lighting — The Company also distributes specialty lighting products from an Italian manufacturing company, DTS. This specialty line utilizes the latest in lighting and LED technology to serve specialty markets including houses of worship, arenas, nightclubs, TV production sets, casinos and touring concert applications.

Markets

Cinema — Our non-exclusive distribution agreements with NEC and BARCO allow us to market digital projectors in North and South America, including the Caribbean. In China we have distribution rights to sell NEC and BARCO and can distribute NEC products in Hong Kong and certain other areas of Asia. We do not have any territorial restrictions for any of our other products and services.

Lighting — We sell our lighting products through a combination of a small direct sales force, dealer network and commissioned sales representatives to arenas, stadiums, theme parks, theatres, auditoriums, houses of worship, equipment rental companies, entertainers, and managers and owners of premier architectural sites worldwide. Our followspot products are marketed using the Strong® trademark and are used in over 100 major arenas throughout the world.

Competition

Digital Projection Equipment — The markets for our products in the theatre segment have been highly competitive during the analog-to-digital cinema conversion. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes one other licensed OEM of the Texas Instruments’ DLP cinema technology besides our partners NEC and BARCO: Christie Digital Systems. We also compete with SONY, which uses its own 4K digital cinema technology.

Screens — While there are numerous screen manufacturing companies in the world, the primary competitor in the worldwide cinema screen market is Harkness Screens. Competitive factors include product performance characteristics, quality, availability and price.

Lighting — The markets for our lighting products are highly competitive and highly fragmented with no dominant players. We compete in the lighting industry primarily on the basis of quality, price, branding, and product line variety, as well as through engineering solutions for specialty and signature applications.

Managed Services

Overview

The Company delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities it has gained from the acquisition of Convergent in 2013 and from Strong Technical Services (“STS”) respectively. While there is digital signage equipment sold within this segment, the primary focus of this organization is providing solutions and services to our customers.

Solutions

Digital Signage — End-to-end digital signage solutions are at the core of our managed services offering, which include media strategy, application development, content creation, system integration, hardware, software, content distribution, management, network monitoring and field services. We primarily market our solutions to large businesses in North America and Latin America that do not have the resources or expertise to create, manage and maintain their digital signage system internally. These customers typically have complex solution requirements or require deployment across many locations. Customers utilize digital signage to increase product sales, improve the consumer experience, enhance their brand or inform their audience.

Enterprise Video — We provide video communication services and solutions including design, integration, monitoring, maintenance and installation for the government and corporate markets. These solutions provide enterprises with the infrastructure necessary to communicate, collaborate, train and educate employees. We also provide monitoring and technical services that support free-to-guest solutions (such as in-room television) for customers in the hospitality, healthcare, and other industries involving multi-dwelling units and communication solutions.

Products and Services

System Design and Integration within Digital Signage —We design and integrate systems to meet technical framework and requirements for our clients. We are technology agnostic, integrating a number of third-party systems and devices such as media players, servers, networking equipment and displays into our delivery platform. The design and integration services include sourcing hardware, developing integration points, set-up, configuration and quality assurance testing.

Content Creation — We provide creative services to digital signage clients that include media strategy, content design and production. Our creative services team develops custom content to support the branding and marketing initiatives of each client.

Content Management and Distribution — Content management is required to ensure accurate playback at the right place and at the right time based on a number of factors such as geography, site characteristics, location within a site or consumer demographics. We utilize both third-party and proprietary software platforms for the management and distribution of content. Content is prepared, scheduled and centrally distributed from our facility. We utilize secure virtual private network (“VPN”) connections across the Internet or the client network in accordance to specifications set by the client’s IT department.

Network Operations Centers — Our NOCs, staffed by software engineers and systems techs, operate 24/7/365 and provide IT solutions to our customers to meet Service Level Agreements (“SLA”). We are able to monitor our customers’ networked equipment remotely through a VPN, often providing proactive solutions to systems issues before they cause system failures. Our remote services include systems monitoring and maintenance, software upgrades, and system repairs. By utilizing NOC personnel to solve customer issues whenever possible, we eliminate travel time and expenses normally incurred by sending a technician onsite for repairs. Many issues that don’t involve parts replacements or physical contact with the hardware can be handled remotely using our remote assistance technologies.

Service & Maintenance — We supply digital installations and after-sale maintenance services. Our onsite technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely; they are certified to install and service digital and audio equipment for all manufacturers including the equipment of our competitors. We offer cabling, wiring, and installation and maintenance services for digital menu boards and other digital equipment on ad hoc, as-needed basis. We also offer long-term contractual service packages for maintenance and repairs to a wide range of installed digital equipment for customers including equipment originally installed by our competitors. These long-term service packages provide our Company with recurring revenue.

Markets

Digital Out-of-Home – The Digital Out-of-Home (“DOOH”) advertising market is a subset of the overall OOH advertising market that includes in-store digital displays and interactive promotion kiosks. DOOH marketing campaigns consist of a network of digital displays that are centrally managed and target both mobile and captive customers outside the home. We are primarily focused on pursuing DOOH communication opportunities within the retail, banking, entertainment, and corporate markets.

Enterprise Video Solutions – The Enterprise Video Solutions (“EVS”) market consists of customers seeking corporate video communications, employee training and system monitoring solutions. We are primarily focused on pursuing EVS opportunities within the hospitality, government, and corporate markets.

Cinema – The cinema market consists of theatre exhibitors both domestically and internationally. Ballantyne’s foundation was built in the cinema exhibition industry and this market remains a key focus of our Company. We market and sell our services directly to theatre owners and through dealers or Value Added Resellers networks. Our sales and marketing staff principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed. We believe the expanded product and service offerings obtained through the acquisition of Convergent will provide significant value to the service we provide to our customer base in the cinema industry.

Competition

There are many players in the Digital Out-of-Home market whose expertise lies in software, media players or displays. Some of the key players include Four Winds Interactive, Stratacache, John Ryan, Newground, ComQi, and the digital signage divisions of Intel and NCR.

The competition in the cinema service industry for installation, after-sale maintenance, and NOC services is primarily driven by the two largest cinema service companies, Ballantyne and Christie Digital Cinema, although there are several other smaller scale providers in the cinema market.

Subsidiaries

As of December 31, 2013 we have seven wholly-owned operational subsidiaries: Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Peintures Elite, Inc., Strong Westrex, Inc., Strong Westrex (Beijing) Trading Inc., Convergent Corporation and Convergent Media Systems Corporation

•	Strong Technical Services, Inc. was formed in 2006 to service the film and digital cinema marketplace.

•	Strong/MDI Screen Systems, Inc. manufactures cinema screens and related accessories.

•	Peintures Elite, Inc. was acquired in 2013 and subsequently consolidated into Strong/MDI Screen Systems, Inc. as of January 1, 2014.

•	Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong.

•	Strong Westrex (Beijing) Trading Inc. a/k/a American West Beijing Trading Company, Ltd. is located in Beijing, China and is our sales and service business for China.

•	Convergent Corporation is a holding company of Convergent Media Systems Corporation.

•	Convergent Media Systems Corporation performs all digital signage solutions and services.

Manufacturing

We manufacture cinema screens through Strong/MDI, our screen subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of a 75,000 square-foot facility for the manufacture of cinema screen systems. These facilities include expanded PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state of the art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications. We are one of the only screen manufacturers in the world with Silver Screen technologies capable of supporting RealD projections.

We manufacture the following lighting products at our facility in Lawrenceville, Georgia: Strong®, Sky-Tracker®, Super Trouper®, Gladiator® and Solutions™.

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

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the following trademarks to be of value to our business: Strong®, Sky-Tracker®, Super Trouper®, Gladiator®, Solutions™, Convergent™ and PRODOKOL™.

Employees

We employed 298 persons on a full-time basis at December 31, 2013. Of these employees, 71 were considered manufacturing, 5 were executive, 127 were service related and 95 were considered sales and administrative. We are not a party to any collective bargaining agreement.

Executive Officers of the Company

Gary L. Cavey, age 64, has been our President, CEO and a member of the Board of Directors since November of 2010.

Christopher D. Stark, age 53, assumed the responsibilities of VP-Operations in May of 2007 and is currently Senior Vice President and Chief Operating Officer.

Ray F. Boegner, age 64, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles for our Company.

Mary A. Carstens, age 57, serves as Senior Vice President, Chief Financial Officer and Treasurer. Ms. Carstens assumed the role of Chief Financial Officer in July of 2011.

David G. Anderson, age 59, serves as Senior Vice President, General Counsel and Secretary. Mr. Anderson assumed the roles in November of 2012.

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

These corporate governance documents are also available in print to any stockholder upon request by writing to:

Corporate Secretary Ballantyne Strong, Inc. 13710 FNB Parkway, Suite 400 Omaha, NE 68154

Financial Information About Geographic Areas

The information called for by this item is included in Note 22 of our consolidated financial statements in this report.

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

New and expanded lines of business are a part of our strategy to compensate for the lower demand for our digital cinema products and installation services.

A significant portion of our revenue in recent years has been generated from the theatre exhibition industry’s need for digital cinema equipment and service to support the industries transformation from film to digital equipment. This required the Company to commit substantial resources to the process of retrofitting existing theatre complexes by removing the film equipment and replacing it with digital equipment, and experienced significant financial gains from this work. As the majority of North American theatre exhibitors have completed this digital conversion, we will no longer be able to rely on that income as a major source of our earnings. If we are unable to expand our revenue streams with other products and services, our future growth would be significantly curtailed.

Growth through acquisition is part of our business plan and can inherently involve significant risks and uncertainties.

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide sufficient synergies. Any of the following risks associated with our past acquisitions or future acquisitions, individually or in aggregate, may have a material adverse effect on our business, financial condition, operating results or stock price:

●	difficulties in realizing anticipated financial or strategic benefits of such acquisitions,
●	diversion of capital from other uses and potential dilution of stockholder ownership,
●	risks of increased indebtedness,
●	significant capital expenditures may be required to integrate acquisition into our operations,
●	disruption of our ongoing business or the ongoing acquired business, including impairment of relationships with our employees, distributors, suppliers or customers or those of the acquired companies,
●	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures,
●

difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, technologies and products, including loss of key employees, distributors, suppliers or customers of acquired businesses,

●	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame,
●	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify,
●	non-cash impairment charges or other accounting charges relating to the acquired assets.

Interruptions of, or higher prices of components from our suppliers may affect our results of operations and financial performance.

A portion of our revenues are dependent on the distribution of products supplied by various key suppliers. We believe we have good supplier relationships and that we are generally able to obtain adequate pricing and other terms from our suppliers. However, if we fail to maintain satisfactory relationships with them or if our suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business unless alternative manufacturing arrangements are secured.

The markets for our cinema products are highly competitive and if market share is lost, we may be unable to lower our cost structure quickly enough to offset the loss of revenue.

Within the cinema market, the domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to continue in the future due to a number of reasons including:

●	Certain of the competitors for our digital equipment have significantly greater resources than we do.
●

Some of our competitors are manufacturing their own digital equipment, whereas, we employ a distribution business model through our distribution agreements with NEC, BARCO and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues.

●	Suppliers could decide to utilize their current sales force to take their products direct to customers versus utilizing channels

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in part on our ability to enhance and improve our existing software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform is often an enterprise-wide decision and, may require us to provide even greater levels of education regarding the use and benefits of our platform and obtain support from multiple departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process that may need acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

The Company’s top ten customers accounted for approximately 42.8% of 2013 consolidated net revenues and were from the systems integration segment. Trade accounts receivable from these customers represented approximately 39.6% of net consolidated receivables at December 31, 2013. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has recorded deferred tax assets that are subject to annual valuation testing.

At December 31, 2013, we have recorded net deferred tax assets of $2.9 million. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse effect on our results of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly cinema) continue to be significant, accounting for approximately 35% of consolidated sales in fiscal 2013, which include $16.6 million of sales in China. This compared to 19% in 2012 of which $15.7 were generated in China. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. A significant amount of our foreign sales are denominated in foreign currencies and amounted to $22.4 million in 2013. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency. We cannot assure that these factors will not adversely affect our foreign activities in the future.

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

A challenging global economic environment or a downturn in the markets we serve could adversely affect our operating results and stock price in a material manner.

The current issues in the global credit markets and weak worldwide economies may continue to negatively impact the markets we serve. This environment could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers which could affect our ability to secure product to meet our customers’ demand. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results, and manage our business, including maintaining client information. Our information technology systems are potentially vulnerable to outages and deliberate intrusion. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. While we have taken measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent outages or security breaches in our systems that could adversely affect our results of operations and cash flows, as well as our business reputation.

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

Item 2. Properties

Our headquarters and NOC are located at 13710 FNB Parkway, Omaha, Nebraska, where we lease office space. The premises are used for offices and operating the NOC. The lease expires in April 2023. In addition, our subsidiaries owned or leased the following facilities as of December 31, 2013.

•

Our Strong/MDI Screen Systems, Inc. subsidiary owns a 75,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facilities are used for offices, manufacturing, assembly and distribution of the cinema screens. We believe this facility is well maintained and adequate for future needs.

•	Our Strong Westrex (Beijing) Trading Inc. subsidiary leases office space in Beijing and certain other cities in China. The leases expire between August and December 2014.

•	We also lease office space in Hong Kong. The lease expires November 2014.

•

Our Convergent Media Systems Corporation subsidiary owns a 43,000 square-foot office facility in Alpharetta, Georgia. The facilities are used for offices and operating the NOC used to service our digital signage customers. Convergent also leases our distribution facility which is located at 975 Old Norcross Road, Suite D, Lawrenceville, Georgia, where we lease approximately 40,000 square feet. The lease expires in March 2016. The premises are used for distribution and manufacture of certain products.

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

		High	Low
2013	First Quarter	$4.29	$3.25
	Second Quarter	4.80	3.91
	Third Quarter	4.53	3.97
	Fourth Quarter	5.15	4.10

2012	First Quarter	$5.37	$4.06
	Second Quarter	6.48	5.26
	Third Quarter	6.02	4.03
	Fourth Quarter	4.54	3.09

2011	First Quarter	$8.01	$6.18
	Second Quarter	7.28	4.69
	Third Quarter	4.77	3.08
	Fourth Quarter	4.23	2.76

According to the records of our transfer agent, we had 134 stockholders of record of our common stock on March 10, 2014. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The last reported per share sale price for the common stock on March 10, 2014 was $4.90. We had 14,139,462 shares of common stock outstanding on March 10, 2014.

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

Equity Compensation Plan Information

The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	161,500	4.54	373,500	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	161,500	4.54	373,500	(1)

(1)	Includes 373,500 securities for our 2010 Long-Term Incentive Plan.

PERFORMANCE GRAPH

The following graph compares Ballantyne’s cumulative total stockholder return over the last five fiscal years with the Standard and Poor’s 500 Index® (“S&P 500”), the cumulative total returns of the New York Stock Exchange Composite Index (“NYSE”), the Russell 2000 Index and the Research Data Group, Inc. (“RDG”) SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2008, and assumes reinvestment of all dividends.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ballantyne Strong, Inc., the S&P 500 Index, the NYSE Composite Index,
the Russell 2000 Index, and the RDG SmallCap Technology Index

$700
$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
Ballantyne Strong, Inc.
S&P 500
NYSE Composite
Russell 2000
RDG SmallCap Technology

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13

Ballantyne Strong, Inc.	100.00	303.25	631.71	332.52	268.29	376.42
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NYSE Composite	100.00	128.28	145.46	139.87	162.23	204.87
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
RDG SmallCap Technology	100.00	136.36	171.09	129.25	123.08	153.30

Copyright © 2014 Standard & Poor’s, a division of the McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
Copyright © 2014 2014 Russell Investment Group. Al rights reserved.

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2013, 2012, and 2011, and the selected balance sheet data at December 31, 2013 and 2012, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data at December 31, 2011, 2010, and 2009, are derived from audited consolidated financial statements not included herein.  The Company has made acquisitions during the five years covered by the selected statement financial data.  See Note 3 to the Company's consolidated financial statements.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of operations data
Net revenue	$103,610	$169,084	$184,433	$136,335	$72,146
Gross profit	$16,845	$22,594	$30,213	$24,739	$14,732
Net earnings	$163	$5,542	$10,347	$8,434	$2,071
Net earnings per share
Basic	$0.01	$0.39	$0.72	$0.60	$0.15
Diluted	$0.01	$0.39	$0.71	$0.59	$0.15
Balance sheet data
Working capital	$48,661	$56,897	$50,504	$40,400	$35,805
Total assets	$95,444	$99,546	$113,456	$92,031	$60,210
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$66,456	$66,916	$63,223	$52,376	$42,518

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

Overview

The Company designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens and lighting products; and provides managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service. We focus on the retail, financial, government and cinema markets. We have two primary operating segments: Systems Integration and Managed Services. The Systems Integration Segment provides a full range of product solutions primarily for the theatre exhibition industry including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, and audio systems. We also sell lighting solutions for the architectural and entertainment lighting industry. The Managed Service Segment delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities the Company has gained from the acquisition of Convergent in 2013 and from Strong Technical Services (“STS”) respectively. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 82% of fiscal year 2013 revenues were from systems integration and approximately 18% were from managed services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Acquisitions

On October 1, 2013, the Company acquired CMS for approximately $17.4 million in cash. CMS provides digital technologies for out-of-home messaging, advertising and communication (the Digital Out-of-Home or DOOH market) and Enterprise Video Solutions (EVS), which provides enterprises with the infrastructure necessary for communication, collaboration, training and education of employees. CMS operates from its offices in the United States and Canada and has customers in North America. Approximately $0.2 million of the purchase price was allocated to amortizable other intangibles.

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

	Years Ended December 31,
	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Cost of revenues	83.7	86.6	83.6
Gross profit	16.3	13.4	16.4
Selling and administrative expenses(1)	14.7	9.4	7.5
Income from operations	0.2	4.7	8.2
Net earnings	0.2	3.3	5.6

(1) Amounts for the years ended December 31, 2013, 2012 and 2011 exclude severance and site closure charges of $1.5 million, $0.1 million and $1.3 million, respectively.

Restructuring Activities

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Lawrenceville, Georgia. The Company recorded $1.4 million in severance costs it expects to incur as part of the integration. Additionally, $0.06 million in costs were recorded for site closure of the Omaha warehouse. The restructuring initiative is expected to be completed by the end of 2014.

In the fourth quarter of 2011, our Board of Directors and management approved a corporate-wide strategic initiative to refocus our worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and exit the analog projector manufacturing business. The strategic initiative consisted of selling our Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating our corporate headquarters to a new, smaller location in Omaha, which also houses our Network Operations Center. In connection with the strategic initiative, we recorded pre-tax severance charges of approximately $1.4 million, including $1.3 million in 2011 and $0.1 million in 2012.   In March 2012 we sold the analog projector manufacturing machinery and equipment previously identified as available for sale for $1.0 million, resulting in a gain of $0.9 million.  In May, 2012, we completed the sale of the corporate headquarters in a sale leaseback transaction, resulting in a gain of $0.5 million.  As part of this transaction, rental expense of $0.2 million was recorded through November 2012. The net cash proceeds from the transaction were $2.0 million.  The strategic initiative was completed by the end of 2013.

2013 Compared to 2012

Revenues

Net revenues during the year ended December 31, 2013 decreased 38.7% to $103.6 million from $169.1 million in the year ended December 31, 2012.

	2013	2012
	(in thousands)
Systems Integration	$85,451	$154,686
Managed Services	19,105	16,092
Total segment revenues	104,556	170,778
Eliminations	(946)	(1,694)
Total net revenues	$103,610	$169,084

Systems Integration

Sales of systems integration products and services decreased 44.8% to $85.5 million in 2013 from $154.7 million in 2012. Sales of digital and analog cinema products and services decreased by $72.8 million as the industry changed to digital projection equipment continues to wind down as expected. This was partially offset by an increase in screen sales of $1.8 million and lighting products of $1.8 million with the completion of the beacon and uplights on the One World Trade Center.

Managed Services

Sales of managed services products and services increased 18.7% to $19.1 million in 2013 from $16.1 million in 2012. Sales of products and services related to digital signage was $7.1 million in 2013 from the acquisition of Convergent. These sales were driven through the distribution of digital signage equipment as well as content creation, management and distribution. Convergent was acquired October 1, 2013. This was partially offset by a $4.1 million decrease in digital cinema service due to non-recurring installation revenue related to the industry change to digital projection equipment.

Foreign Revenues

Sales outside the United States (primarily from the systems integration segment) increased to $36.3 million in 2013 from $32.0 million in 2012. This was driven by increased sales in South America.  Export sales fluctuations in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit decreased 25.4% to $16.8 million from $22.6 million in 2012 and as a percent of total revenue increased to 16.3% from 13.4% in 2012.

Gross profit in the systems integration segment decreased to $12.7 million from $18.9 million in 2012 but increased as a percentage of systems integration revenues to 14.8% from 12.2% a year-ago. The decrease in gross profit was driven by lower revenues in digital equipment sales as the digital roll out continued to wind down. However, gross margin as a percentage of revenue increased as digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales.

Gross profit in the managed services segment amounted to $4.2 million or 21.9% as a percentage of revenues in 2013 compared to $3.7 million or 22.8% as a percentage of revenues in 2012. The acquisition of CMS in October 2013 caused the increase, which was partially offset by decreases in lower revenues for cinema service. However, gross margin as a percentage of managed services revenues decreased primarily due to the CMS acquisition as CMS media solutions carry a lower gross margin than other offerings in the managed services segment as the revenue stream includes sale of equipment that carries lower margin.

Selling Expenses

Selling expenses decreased 11.2% to $4.0 million from $4.5 million in 2012 and as a percentage of revenues increased to 3.8% from 2.6% a year-ago. The decrease in selling expenses is due to lower travel, consultant and tradeshow expenses. Selling expenses increased as a percentage of revenues due to lower revenue volume in 2013 more than offsetting the reduction in expenses.

General and Administrative Expenses

General and administrative expenses increased 11.5% to $12.8 million in 2013 from $11.5 million in 2012 and amounted to 12.3% and 6.8% of revenues, respectively. Excluding the restructuring charges of $1.5 million and $0.1 million in 2013 and 2012, respectively, general and administrative expenses decreased to $11.3 million or 10.9% of revenues from $11.4 million or 6.7% of revenues. The increase in expenses is primarily due to acquisition related costs and the addition of CMS in October 2013, which added a combined $0.9 million in expenses partially offset by lower spending.

Segment Operating Income

We generated operating income in the systems integration segment of $7.9 million in 2013 compared to $12.0 million in 2012. This decrease was driven by the revenues from the sale of digital cinema products and services as the digital roll-out wound down.

The managed services segment generated operating income of $1.1 million in 2013 compared to $2.5 million in 2012. The decrease is due to lower cinema service revenue due to fewer digital installations and severance costs incurred with the acquisition of CMS.

Other Financial Items

Our results for 2013 reflects a loss of $0.03 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC compared to income of $0.01 million in 2012.

Interest income increased $0.4 million in 2013 to $0.4 million compared to 2012. This increase is due to interest income from the notes receivable in addition to interest income on the lease receivables acquired as part of the acquisition of CMS. The interest income on the lease receivables represented $0.1 million of the balance. Other income of $0.5 million in 2013 and $0.2 million in 2012 reflects the impact of exchange gains and losses due primarily to the U.S. dollar fluctuating against the Canadian dollar from year-to-year.

We recorded income tax expense of approximately $0.8 million in 2013 compared to $2.6 million in 2012. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment income (losses)) was approximately 82.9% for 2013 and 32.0% in 2012. During 2013, the Company concluded that $12 million of the cash available in Canada would no longer be considered permanently reinvested and would be used for other corporate purposes, which resulted in additional income tax expense of $1.0 million. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction in addition to a reduction of income tax expense of $0.1 million for the reversal of income taxes accrued related to tax positions that are no longer open.

For the reasons outlined herein, we generated net earnings of approximately $0.2 million and basic and diluted earnings per share of $0.01, compared to net earnings of $5.5 million and basic and diluted earnings per share of $0.39 in 2012.

2012 Compared to 2011

Revenues

Net revenues during the year ended December 31, 2012 decreased 8.3% to $169.1 million from $184.4 million in the year ended December 31, 2011.

	2012	2011
	(in thousands)
Systems Integration	$154,686	$171,820
Managed Services	16,092	15,786
Total segment revenues	170,778	187,606
Eliminations	(1,694)	(3,173)
Total net revenues	$169,084	$184,433

Systems Integration

Sales of systems integration products and services decreased 10.0% to $154.7 million in 2012 from $171.8 million in 2011. Sales of digital cinema products and services decreased by $12.3 million as the industry change to digital projection equipment continues to wind down as expected. In addition screen sales decreased $4.4 million and the sales of lighting products decreased $0.5 million.

Managed Services

Sales of managed services products and services increased 1.9% to $16.1 million in 2012 from $15.8 million in 2011. This increase was driven by the cinema transition to digital projection which resulted in an increase in maintenance, demand and NOC service opportunities which offset a decline in installation revenues due to the digital rollout winding down.

Foreign Revenues

Sales outside the United States (primarily from the systems integration segment) decreased to $32.0 million from $41.1 million in 2011. Although sales in Canada and South America increased, sales decreased in the remaining export markets. The largest decreases occurred in China. Export declines in China and other foreign markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales. Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit decreased 25.2% to $22.6 million from $30.2 million in 2011 and as a percent of total revenue decreased to 13.4% from 16.4% in 2011.

Gross profit in the systems integration segment decreased to $18.9 million from $27.2 million in 2011 and as a percentage of system integration revenues decreased to 12.2% from 15.8% a year-ago. Our gross margin decreased from the prior year due to a higher concentration of lower margin digital equipment and lamps and a lower concentration of screen sales, which carry strong margins, as well as pricing decreases due to a competitive market.

Gross profit in the managed services segment amounted to $3.7 million or 22.8% as a percentage of revenues in 2012 compared to $3.0 million or 19.0% as a percentage of revenues in 2011. The increase in gross profit is due to 2011 being a transition year for the managed services segment as they built out the NOC and required training on digital products for the service group.

Selling Expenses

Selling expenses increased 13.5% to $4.5 million from $3.9 million in 2011 and as a percentage of revenues increased to 2.6% from 2.1% a year-ago. The increase in selling expenses is due to higher wages and commissions.

General and Administrative Expenses

General and administrative expenses increased 3.2% to $11.5 million in 2012 from $11.1 million in 2011 and amounted to 6.8% and 6.0% of revenues, respectively. Excluding restructuring charges of $0.1 million and $1.3 million in 2012 and 2011, respectively, general and administrative expenses increased to $15.8 million or 9.35% of revenues in 2012 compared to $13.8 million or 7.4% of revenues in 2011. The increase in expenses is primarily due to recruiting costs, higher professional fees and consultants used in the Asia operations.

Segment Operating Income

We generated operating income in the systems integration segment of $12.0 million in 2012 compared to $21.5 million in 2011. The decrease was driven by lower revenues in addition to less favorable product mix of sales with a higher concentration of lower margin digital equipment and lamps.

The managed services segment generated operating income of $2.5 million in 2012 compared to $1.5 million in 2011. This was driven by improvement in efficiency within the service organization and increased NOC revenue that carries higher contribution margins.

Other Financial Items

Our results for 2012 reflect income of $0.01 million pertaining to our 44.4% share of equity in the income from Digital Link II, LLC compared to a loss of $0.2 million in 2011. The change in 2012 reflects the improvement in the LLC’s net income and sales of equipment by the LLC to customers for projectors previously held in the LLC as compared to 2011.

Interest expense remained stable in 2012 at $0.05 million compared to the prior year. Other income amounted to $0.2 million in 2012 compared to $0.1 million in 2011, reflecting the impact of exchange gains and losses due primarily to the U.S. dollar fluctuating against the Canadian dollar from year-to-year.

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

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2013 with total cash and cash equivalents of $28.8 million compared to $40.2 million at December 31, 2012. The Company believes that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet our projected capital needs for the foreseeable future.

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.42% at December 31, 2013). Interest is paid on a monthly basis. We pay a fee of 0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2014 at which time all unpaid principal and interest would be due. Borrowings available under the Credit Agreement were $20.0 million at December 31, 2013.

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

As of December 31, 2013, $17.9 million of the $28.8 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S. During 2013 the Company determined that $12 million of the cash in Canada would no longer be considered permanently reinvested and would be used for other corporate needs. The tax impact of this was recorded in income tax expense.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $8.5 million in 2013, which included net income of $0.2 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $4.3 million. Changes in working capital benefitted cash from operating activities by $4.0 million.  This is primarily due to a decrease in the balance of accounts receivables and other current assets, as well as accruals and timing of tax deposits partially offset by decreases in accounts payable and customer deposits/deferred revenue.  Accounts receivable balances decreased $8.9 million due to the lower sales volume in the fourth quarter 2013 as compared to the fourth quarter of 2012. Accounts payable decreased $4.8 million as the Company paid for fourth quarter 2012 inventory purchases.  Customer deposits/deferred revenue decreased $3.3 million, consistent with the decrease in the Company’s revenues in 2013 compared to 2012.

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

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $19.3 million in 2013. Cash of $1.7 million and $17.4 million was used for the acquisitions of Elite and CMS, respectively, which was partially offset by $0.3 million of cash acquired. Capital expenditures in 2013 amounted to $0.5 million.

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

Cash Flows from Financing Activities

Net cash provided by financing in 2013 was negligible.

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

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $(0.6) million, $0.2 million, and $(0.2) million in the years ended December 31, 2013, 2012 and 2011, respectively.

Transactions with Related and Certain Other Parties

There were no transactions with related and certain other parties during 2013.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 42.8% of 2013 consolidated net revenues and were from the systems integration segment. Trade accounts receivable from these customers represented approximately 39.6% of net consolidated receivables at December 31, 2013. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable and notes receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Hedging and Trading Activities

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances, the Company may enter into foreign exchange contracts to manage a portion of this risk. For the year ended December 31, 2013, the Company recorded approximately $0.4 million of realized and unrealized net losses associated with these contracts in its consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Postretirement benefits	$142	$17	$38	$31	$56
Operating leases	4,285	935	960	777	1,613
Contractual cash obligations	$4,427	$952	$998	$808	$1,669

(1)	The schedule above excludes the following items:

•

We have accrued approximately $0.1 million of unrecognized tax benefits recorded in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of December 31, 2013. Amounts for which the year of settlement occurs cannot be reasonably estimated.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. We use an estimate of our annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing whether the deferred tax assets are realizable management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013, we have recorded net deferred tax assets of $2.9 million. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse affect on our results of operations.

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

Business Combinations

The company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions we normally obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

Interest Rates—We have a variable interest rate credit facility, however, we have no outstanding balances as of December 31, 2013. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables bearing interest rates of 15% which are recorded at fair value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. At December 31, 2013, we had outstanding Canadian foreign currency forward contracts to sell $11.7 million Canadian at fixed prices which will settle during the first quarter of 2014.

A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.7 million.

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

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 14, 2014

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Balance Sheets
($ and shares in thousands except par values)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$28,791	$40,168
Accounts receivable (less allowance for doubtful accounts of $703 in 2013 and $487 in 2012)	20,047	26,227
Inventories, net	15,185	10,971
Recoverable income taxes	2,207	2,069
Deferred income taxes	2,264	1,724
Other current assets	3,609	2,948
Total current assets	72,103	84,107
Property, plant and equipment, net	14,721	11,105
Intangible assets, net	895	105
Goodwill	1,123	—
Notes receivable	2,497	2,232
Deferred income taxes	1,393	1,936
Other assets	2,712	61
Total assets	$95,444	$99,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,844	$16,646
Accrued expenses	6,236	5,313
Customer deposits/deferred revenue	3,474	5,251
Income tax payable	888	—
Total current liabilities	23,442	27,210
Deferred revenue	3,008	3,302
Deferred income taxes	790	580
Other accrued expenses, net of current portion	1,748	1,538
Total liabilities	28,988	32,630
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,869 and 16,782 shares at December 31, 2013 and December 31, 2012, respectively; 14,139 and 14,051 shares outstanding at December 31, 2013 and 2012, respectively	167	167
Additional paid-in capital	38,231	37,770
Accumulated other comprehensive income (loss):
Foreign currency translation	(959)	269
Postretirement benefit obligation	190	46
Retained earnings	47,066	46,903
	84,695	85,155
Less 2,731 of common shares in treasury, at December 31, 2013 and 2012, respectively, at cost	(18,239)	(18,239)
Total stockholders’ equity	66,456	66,916
Total liabilities and stockholders’ equity	$95,444	$99,546

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands except per share amounts)

	Years Ended December 31,
	2013	2012	2011

Net product sales	$88,067	$154,493	$170,276
Net service revenues	15,543	14,591	14,157
Total net revenues	103,610	169,084	184,433

Cost of products sold	75,171	135,174	143,963
Cost of services	11,594	11,316	10,257
Total cost of revenues	86,765	146,490	154,220
Gross profit	16,845	22,594	30,213
Selling and administrative expenses:
Selling	3,965	4,467	3,935
Administrative	12,773	11,456	11,106
Total selling and administrative expenses	16,738	15,923	15,041
Gain (loss) on sale or disposal of assets	(8)	1,332	11
Income from operations	99	8,003	15,183
Equity in income (loss) of joint venture	(25)	10	(189)
Other income (expense):
Interest income	352	14	3
Interest expense	(2)	(47)	(52)
Other income (expense), net	527	170	120
Total other income (expense)	877	137	71
Earnings before income taxes	951	8,150	15,065
Income tax expense	(788)	(2,608)	(4,718)
Net earnings	$163	$5,542	$10,347
Basic earnings per share	$0.01	$0.39	$0.72
Diluted earnings per share	$0.01	$0.39	$0.71
Weighted average shares outstanding:
Basic	13,999	14,038	14,427
Diluted	14,031	14,115	14,485

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net earnings	$163	$5,542	$10,347
Adjustment to postretirement benefit obligation:
Prior service credit	302	—	—
Net actuarial gain (loss)	(158)	(35)	1
Total adjustment to postretirement benefit obligation	144	(35)	1
Currency translation adjustment:
Unrealized net change arising during period	(1,228)	406	(397)
Other comprehensive gain (loss)	(1,084)	371	(396)
Comprehensive income (loss)	$(921)	$5,913	$9,951

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011
($ and shares in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2010	$164	$36,241	$31,014	$(15,383)	$340	$52,376
Net income	—	—	10,347	—	—	10,347
Other comprehensive (loss)	—	—	—	—	(396)	(396)
Treasury share purchase of 15 shares	—	—	—	(100)	—	(100)
Issuance of 172 shares of common stock upon exercise of stock options	2	276	—	—	—	278
Issuance of 34 shares of common stock under the restricted stock plans	1	163	—	—	—	164
Issuance of 8 shares of common stock under the employees stock purchase plan	—	25	—	—	—	25
Income tax benefit related to stock option plans	—	359	—	—	—	359
Share-based compensation expense	—	170	—	—	—	170
Balance at December 31, 2011	167	37,234	41,361	(15,483)	(56)	63,223
Net income	—	—	5,542	—	—	5,542
Other comprehensive gain	—	—	—	—	371	371
Treasury share purchase of 576 shares	—	—	—	(2,756)	—	(2,756)
Issuance of 112 shares of common stock under the restricted stock plans	—	213	—	—	—	213
Issuance of 2 shares of common stock under the employees stock purchase plan	—	7	—	—	—	7
Share-based compensation expense	—	316	—	—	—	316
Balance at December 31, 2012	167	37,770	46,903	(18,239)	315	66,916
Net income	—	—	163	—	—	163
Net other comprehensive loss	—	—	—	—	(1,084)	(1,084)
Issuance of 14 shares of common stock under the restricted stock plans	—	66	—		—	66
Issuance of 1 shares of common stock under the employees stock purchase plan	—	2	—	—	—	2
Share-based compensation expense	—	393	—	—	—	393
Balance at December 31, 2013	$167	$38,231	$47,066	$(18,239)	$(769)	$66,456

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net earnings	$163	$5,542	$10,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	273	626	(14)
Provision for obsolete inventory	(111)	(350)	(216)
Provision for warranty	430	538	418
Depreciation and amortization	1,511	1,268	1,757
Equity in (income) loss of joint venture	25	(10)	189
(Gain) loss on forward contracts	380	(145)	306
(Gain) loss on disposal or transfer of assets	8	(1,332)	(11)
Deferred income taxes	1,339	71	(1,211)
Share-based compensation expense	461	393	373
Excess tax benefits from share-based arrangements	—	—	(359)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts, unbilled and notes receivable	8,932	6,402	(12,009)
Inventories	689	4,265	13,684
Other current assets	1,826	2,605	(2,761)
Accounts payable	(4,813)	(15,534)	1,418
Accrued expenses	(235)	572	197
Customer deposits/deferred revenue	(3,327)	(88)	5,774
Current income taxes	685	(5,382)	2,133
Other assets	268	130	37
Net cash (used in) provided by operating activities	8,504	(429)	20,052
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(18,810)	—	—
Distribution from joint venture	—	2,509	—
Capital expenditures	(529)	(2,541)	(2,886)
Proceeds from sales of assets	5	3,334	88
Net cash provided by (used in) investing activities	(19,334)	3,302	(2,798)
Cash flows from financing activities:
Purchase of treasury stock	—	(2,756)	—
Proceeds from employee stock purchase plan	4	8	25
Proceeds from exercise of stock options	—	—	178
Excess tax benefits from share-based arrangements	16	2	359
Net cash (used in) provided by financing activities	20	(2,746)	562
Effect of exchange rate changes on cash and cash equivalents	(567)	152	(177)
Net increase (decrease) in cash and cash equivalents	(11,377)	279	17,639
Cash and cash equivalents at beginning of year	40,168	39,889	22,250
Cash and cash equivalents at end of year	$28,791	$40,168	$39,889
Supplemental disclosure of cash paid for:
Interest	$27	$22	$36
Income Taxes	$961	$4,469	$4,233
Supplemental disclosure of non-cash activities:
Common stock exchanged for stock options	$—	$—	$100

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except share and per share amounts)

1. Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Peintures Elite, Inc., Strong Westrex (Beijing) Trading Inc., Convergent Corporation and Convergent Media Systems Corporation designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens and lighting products; and provides managed services including monitoring of networked equipment to our customers. As of January 1, 2014 the legal entity Peintures Elite, Inc. was dissolved and consolidated into Strong/MDI Screen Systems, Inc.

The Company’s products are distributed to the retail, financial, government and cinema markets throughout the world.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the 2013 presentation.

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

Accounts, Financing and Notes Receivable

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

Beginning in October 1, 2013, with our acquisition of CMS in our managed services segment, sales-type lease revenue arrangements are included in services revenue in the Consolidated Statements of Operations. The arrangements are primarily related to sales of digital displays and have original lease terms ranging from 3 to 5 years.. For sales-type/finance leases, we record an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized in the period in which the declines occur. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of financing receivables which is estimated to be uncollectible based on historical experience, current economic conditions, and management’s evaluation of outstanding financing receivables. These factors may change over time causing the reserve level to adjust accordingly. There is currently no allowance for credit losses as management believes the entire balance will be collectible. The effective rate on these is 3.25%.

Notes receivables are recorded at estimated fair value at December 31, 2013 and accrue interest at 15%. The Company estimates allowances for doubtful accounts based on the Company’s best estimates of the amount of probable credit losses pertaining to the notes receivables, based on ongoing monitoring of the counterparty’s financial position and results of operations.

Past due accounts are written off for accounts, financing and notes receivable when our efforts have been unsuccessful in collecting amounts due.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves of slow moving or obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales, technological changes and product pricing.

Digital projection equipment and lighting is provided to potential customers for consignment and demonstration purposes under customer use agreements. Revenues are subsequently recorded in accordance with the Company’s normal revenue recognition policies. Consignment inventory is reviewed for impairment by comparing the inventory to the estimated future usage and sales. Digital and lighting equipment on consignment amounted to approximately $0.2 million and $0.06 million at December 31, 2013 and 2012, respectively.

Business Combinations

The company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions we normally obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Intangible Assets

The Company’s amortizable intangibles consist of trademarks, customer relationships, software, product formulation and non-competition agreements. We evaluate our intangible assets for impairment when there is evidence that events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations.

Goodwill

Goodwill is not amortized and is tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Significant judgment is involved in determining if an indicator of impairment has occurred. The Company may consider indicators such as deterioration in general economic conditions, adverse changes in the markets in which the reporting unit operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

The Company may first review for goodwill impairment by assessing qualitative factors to determine whether any impairment may exist.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step test is required; otherwise, no further testing is required.  However, the Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. Under the first step of the quantitative test, the fair value of each reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit exceeds its carrying value, step two is not performed.  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and step two of the impairment test (measurement) is performed.  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill.  The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.

Goodwill at December 31, 2013 was recorded in connection with the acquisition of Peintures Elite, Inc. in the third quarter of 2013. A qualitative assessment was performed for the year ended December 31, 2013 and it was determined no events had occurred since the acquisition that would indicate an impairment was more likely than not.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to approximately $0.1 million, $0.01 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.5 million, $0.7 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following tables present the Company's financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2013 and 2012.

Fair Values Measured on a Recurring Basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$28,791	$—	$—	$28,791
Notes Receivable	$—	$—	$2,497	$2,497
Foreign Exchange Forward Contracts	$—	$10,934	$—	$10,934

Fair Values Measured on a Recurring Basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
	( in thousands)
Cash and cash equivalents	$40,168	$—	$—	$40,168
Notes Receivable	$—	$—	$2,232	$2,232

Quantitative information about the Company's level 3 fair value measurements at December 31, 2013 is set forth below:

	Fair Value	Valuation Technique	Unobservable input	Range
	(in thousands)
Notes Receivable	$2,497	Discounted cash flow	Probability of Default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company's Notes Receivable fair value:

	2013	2012
	(in thousands)
Notes Receivable balance, beginning of period	$2,232	$2,062
Interest income accrued	265	—
Issuance of new notes	—	170
Notes Receivable balance, end of period	$2,497	$2,232

The fair value of the foreign currency forward exchange contracts is measured based on the total amount of currency to be purchased and forward exchange rates as of the period end. See footnote 17 for additional information on the Company's foreign exchange contracts.

 The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During 2013, we did not have any significant non-recurring measurements of non-financial assets or liabilities.

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

	2013	2012	2011
	( in thousands, except per share amounts)
Basic earnings per share:
Earnings applicable to common stock	$163	$5,542	$10,347
Weighted average common shares outstanding	13,999	14,038	14,427
Basic earnings per share	$0.01	$0.39	$0.72

Diluted earnings per share:
Earnings applicable to common stock	$163	$5,542	$10,347
Weighted average common shares outstanding	13,999	14,038	14,427
Assuming conversion of options and restricted stock awards outstanding	32	77	58
Weighted average common shares outstanding, as adjusted	14,031	14,115	14,485
Diluted earnings per share	$0.01	$0.39	$0.71

 Grants and options to purchase 291,000, 189,025 and 52,200 shares of common stock were outstanding as of December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per shares as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

Stock Compensation Plans

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted and shares issued under the employee stock purchase plan is calculated using the Black-Scholes option pricing model. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2013 and 2012.

Post-Retirement Benefits

The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the balance sheet, measures the plan’s assets and its obligations that determine its funded status as of December 31, 2013 and recognizes the changes in the funded status through comprehensive income in the year in which the changes occur.

Foreign Currency Translation

For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive income within the consolidated statements of comprehensive income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred. During 2013 the Company concluded that $12 million of the cash available in Canada would no longer be permanently reinvested resulting in an income tax charge of $1.0 million. The undistributed earnings of all the Company’s remaining foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm's OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer's warranty for digital products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three years ended December 31, 2013.

	2013	2012	2011
	(in thousands)
Warranty accrual at beginning of period	$770	$1,028	$848
Charged to expense	349	416	546
Amounts written off, net of recoveries	(473)	(688)	(379)
Foreign currency translation adjustment	16	14	13
Warranty accrual at end of period	$662	$770	$1,028

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

3. Acquisitions

On September 13, 2013, the Company acquired Peintures Elite, Inc. (“Elite”) for $1.7 million in cash. Elite is a manufacturer of paint and lacquer products and has been the primary provider of paint for our screen manufacturing business. Approximately $1.2 million of the purchase price was allocated to goodwill and $0.6 million was allocated to amortizable other intangibles. This business is included within the systems integration segment. The amounts allocated to goodwill were primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition.

On October 1, 2013, the Company acquired CMS. CMS was acquired from Sony Electronics, Inc. for approximately $17.4 million in cash, which was the purchase price of $16.0 million adjusted for cash on hand in Canada of $0.4 million and working capital variance based upon CMS’s targeted working capital. CMS provides digital technologies for out-of-home messaging, advertising and communication (the DOOH market) and EVS, which provides enterprises with the infrastructure necessary for communication, collaboration, training and education of employees. CMS is included within the managed services segment and operates from its offices in the United States and Canada and has customers in North America.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

Amount of Identified Assets Acquired and Liabilities Assumed
(in thousands)
Current Assets	$10,987
Property and equipment	4,989
Other Assets	3,686
Software	233
Goodwill	—
Total acquired assets	19,895

Current liabilities	2,336
Long-term liabilities	137
Total liabilities assumed	2,473

Net assets acquired	$17,422

The identifiable intangible assets are being amortized over their estimated useful lives and have a total weighted average amortization period of 3 years.  The company recorded no goodwill as part of this transaction. The identifiable intangible assets are non-deductible for tax purposes.

The consolidated financial statements as of December 31, 2013 and for the year then ended included amounts acquired from, as well as the results of operations of, CMS from October 1, 2013, forward.  Results of operations for the year ended December 31, 2013, include revenue of $7.1 million and an operating loss of $1.0 million attributable to CMS since its acquisition.  Results of operations related to the acquisition of Elite were negligible for the year ended December 31, 2013. Acquisition-related costs included in selling, general and administrative expenses for the year ended December 31, 2013 approximated $0.6 million.  The following unaudited pro forma information for the Company has been prepared as if the acquisitions of Elite and CMS had occurred on January 1, 2012.  The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.  The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue	$129,737	$211,758	$225,486
Net income (loss)	$1,041	$5,140	$10,370

Net income (loss) per share - basic	$0.07	$0.37	$0.72
Net income (loss) per share - diluted	$0.07	$0.36	$0.72

4. Digital Link II Joint Venture

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

              The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of December 31, 2013, December 31, 2012 and December 23, 2011. The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year end with that of its majority interest holder, RealD.

The Company’s portion of gain (loss), including the income described below, of the LLC was ($0.02) million, $0.01 million and $(0.2) million for the years ended December 31, 2013, 2012and 2011, respectively.

 In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during 2013, 2012 and 2011.  However, the Company recognized $0.06 and $0.05 million of gross margin during 2013 and 2012, respectively, related to the LLC's sale of equipment to third parties.  The total receivable balance due from the LLC was insignificant at December 31, 2013 and 2012.

During the third quarter of 2011, the LLC made a significant sale of equipment to certain third party customers that resulted in a pre-tax gain of approximately $0.8 million.

The company received no distributions from the LLC in 2013. During the first quarter of 2012 the Company received a $1.5 million return of investment in the LLC. During the third quarter of 2012 the Company received a $1.0 million distribution from the LLC. The excess of the distribution received in the third quarter over the Company's carrying value in the LLC of approximately $0.7 million is included in accrued expenses. The distribution in excess of the carrying value will be deferred until the Company determines that future contributions to the LLC will not be required. The Company received no distributions from the LLC in 2011.

5. Inventories

Inventories consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Raw materials and components	$3,891	$3,247
Work in process	345	1,018
Finished goods	10,949	6,706
	$15,185	$10,971

The inventory balances are net of reserves of approximately $1.9 million and $1.3 million as of December 31, 2013 and 2012, respectively.

6. Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Land	$1,611	$65
Buildings and improvements	10,516	7,528
Machinery and equipment	4,589	4,858
Office furniture and fixtures	2,786	2,404
Total properties cost	19,502	14,855
Less accumulated depreciation	(4,781)	(3,750)
Net property, plant and equipment	$14,721	$11,105

Depreciation expense approximated $1.4 million, $1.0 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

7. Restructuring Activities

2013 Convergent Related Restructuring

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. The Company recorded $1.4 million in severance costs it expects to incur in relation to the integration. Additionally, $0.06 million in costs were recorded for site closure of the Omaha warehouse. The restructuring initiative is expected to be completed by the end of 2014.

2011 Corporate-wide strategic initiative

In the fourth quarter of 2011, the Board of Directors and management of the Company approved a corporate-wide strategic initiative to refocus its worldwide digital equipment distribution business, services platform and cinema screen manufacturing business and exit the analog projector manufacturing business. The strategic initiative consisted of selling the Company's Omaha, Nebraska-based analog projector facility and manufacturing equipment and relocating its corporate headquarters to a new, smaller location in Omaha, which also houses its Network Operations Center. Aggregate severance charges for the strategic initiative that began in 2011 are approximately $1.4 million.  The strategic initiative was completed in the fourth quarter of 2013.

 The following reconciles the activity in the restructuring related severance accruals for the years ended December 31, 2013, 2012, and 2011, which are included in accrued expenses:

	2013 Convergent related severance	2011 Corporate- wide Strategic Initiative	Total Restructuring

Balance, restructuring liability at December 31, 2010	$—	$—	$—
Severance expense included in administrative expenses	—	1,261	1,261
Severance paid	—	(298)	(298)
Balance, restructuring liability at December 31, 2011	—	963	963
Severance expense included in administrative expenses		107	107
Severance paid		(982)	(982)
Balance, restructuring liability at December 31, 2012		88	88
Severance expense included in administrative expenses	$1,417	—	$1,417
Site closure costs included in administrative expenses	58	—	58
Severance paid	(579)	(88)	(667)
Balance, restructuring liability at December 31, 2013	$896	$—	$896

8. Intangible Assets

Intangible assets consisted of the following at December 31, 2013:

	Useful life			Gross	Accumulated amortization	Net
	(Years)			( in thousands)
Intangible assets subject to amortization:
Customer relationships	4	-	9	$1,662	$(1,600)	$62
Trademarks		3		229	(229)	—
Software		3		234	(24)	210
Software in development		3		92	—	92
Product Formulation		10		573	(42)	531
Total				$2,790	$(1,895)	$895

Intangible assets consisted of the following at December 31, 2012:

	Useful life			Gross	Accumulated amortization	Net
	(Years)			( in thousands)
Intangible assets subject to amortization:
Customer relationships	4	-	9	$1,720	$(1,615)	$105
Trademarks		3		239	(239)	—
Non-competition agreement	3	-	5	155	(155)	—
Total				$2,114	$(2,009)	$105

During 2011, the Company wrote-off certain intangibles pertaining to the Technobeam product line which was discontinued during the year. There was no impact to earnings as the intangibles were fully amortized and had no net book value. During 2013, the Company recorded additional intangible assets including software of $0.2 million in connection with the CMS acquisition and product formulation of $0.6 million in connection with the Elite acquisition. During 2013 the Company incurred charges of $0.1 million for internally developed software that is still under development. Any other change in the cost and accumulated amortization of the identifiable assets was due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate. Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

The Company recorded amortization expense relating to other identifiable intangible assets of $0.1 million, $0.2 million and $0.4 million during each of the years ended December 31, 2013, 2012 and 2011, respectively.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
2014	$252
2015	169
2016	113
2017	91
2018	72
2019	106

9. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the year ended December 31, 2013 (in thousands):

Balance as of December 31, 2012	$-
Acquisition of Peintures Elite, Inc.	1,163
Foreign currency translation	(40)
Balance as of December 31, 2013	$1,123

10. Accrued Expenses

The major components of current accrued expenses are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Employee related	$2,900	$2,091
Legal and professional fees	77	293
Outside commissions	—	471
Warranty obligation	662	770
Joint venture excess distributions	674	650
Interest and taxes	596	734
Post-retirement benefit obligation	17	19
Severance and benefits	838	88
Other	472	197
Total	$6,236	$5,313

The major components of long-term accrued expenses are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Post-retirement benefit obligation	$197	$328
Employee related	447	212
Rent and leasehold improvements	1,084	972
Other	20	26
Total	$1,748	$1,538

11. Debt

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.42% at December 31, 2013). Interest is paid on a monthly basis. The Company pays a fee of 0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2014 at which time all unpaid principal and interest is due. Borrowings available under the Credit Agreement were $20.0 million at December 31, 2013.

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

12. Income Taxes

Income (loss) before income taxes consists of:

	2013	2012	2011
	(in thousands)
United States	$(5,916)	$4,783	$7,351
Foreign	6,867	3,367	7,714
	$951	$8,150	$15,065

Income tax expense (benefit) attributable to income from continuing operations consists of:

	2013	2012	2011
	(in thousands)
Federal:
Current	$218	$1,257	$3,802
Deferred	(1,141)	317	(1,338)
Total	(923)	1,574	2,464
State:
Current	(62)	153	324
Deferred	(86)	29	(104)
Total	(148)	182	220
Foreign:
Current	1,661	1,118	1,814
Deferred	198	(266)	220
Total	1,859	852	2,034
	$788	$2,608	$4,718

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from continuing operations as follows:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(in thousands)
Expected federal income tax expense	$323	34.0	$2,771	34.0	$5,122	34.0
State income taxes, net of federal benefit	(88)	(9.3)	120	1.5	145	0.9
Foreign tax rates varying from 34%	(489)	(51.4)	(204)	(2.5)	(589)	(3.9)
Change in foreign reinvestment strategy	1,038	109.2	—	—	—	—
Other	4	0.4	(79)	(1.0)	40	0.3
Total	$788	82.9	$2,608	32.0	$4,718	31.3

Deferred tax assets and liabilities were comprised of the following:

	December 31
	2013	2012
Deferred tax assets:	(in thousands)
Deferred revenue	$1,662	$1,462
Non-deductible accruals	554	621
Inventory reserves	583	573
Stock compensation expense	344	243
Warranty reserves	189	220
Uncollectible receivable reserves	259	211
Accrued group health insurance claims	141	150
Restructuring reserves	307	32
Net operating losses	91	—
Depreciation and amortization	449	148
Other	34	—
Net deferred tax assets	4,613	3,660
Deferred tax liabilities:
Depreciation and amortization	688	578
Equity in loss of joint venture	20	2
Cash repatriation	1,038	—
Net deferred tax liabilities	1,746	580
Net deferred tax assets	$2,867	$3,080

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $13.5 million at December 31, 2013 as these earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable. During 2013, the Company concluded that $12 million of the cash available in Canada would no longer be considered permanently reinvested, which resulted in additional income tax expense of $1.0 million.

The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2010 and 2012. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company currently has an examination in process for 2011.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2013, 2012 and 2011. Amounts accrued for estimated underpayment of income taxes amounted to $0.1 million as of December 31, 2013 and 2012. The accruals largely relate to state tax matters.

13. Financing Receivable

The following table presents sales-type lease receivables.

Net investment in sales-type leases	December 31, 2013
Current	1,958
Noncurrent	2,652

 At December 31, 2013, there are no sales-type lease receivables that are past due.

Scheduled maturities of minimum lease payments outstanding at December 31, 2013, are as follows:

Years ending:	Scheduled Payments
December 31, 2014	$1,810
December 31, 2015	1,395
December 31, 2016	1,205
December 31, 2017	200
Total	$4,610

14. Note Receivable

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

15. Deferred Revenue

The Company deferred revenue associated with extended warranties provided to a third party exhibitor in 2011. The Company expects to recognize the majority of the revenue over a period of approximately 5 years when all conditions of revenue recognition have been met. The following summarizes the amounts included in deferred revenue related to extended warranties.

	December 31, 2013	December 31, 2012
	(in thousands)
Extended warranty deferrals expected to be recognized within one year	$629	$221
Extended warranty deferrals expected to be recognized after one year	2,719	3,347
Total revenue deferred for extended warranty	$3,348	$3,568

16. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense included in selling and administrative expenses approximates the following:

	2013	2012	2011
	(in thousands)
Share based compensation expense	$461	$393	$373

Long-Term Incentive Plan

 The Company's 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During 2013, the Company awarded 22,500 options and 9,000 restricted stock shares under the 2010 Plan. During 2012, the Company awarded 139,000 options and 56,000 restricted shares under the 2010 Plan. No shares were granted during 2011. At December 31, 2013, 373,500 shares were reserved for granting under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 22,500 shares and 139,000 shares of the Company's common stock during 2013 and 2012.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.

During 2011, the Board of Directors granted non-qualified stock options to purchase 2,200 shares of the Company’s common stock upon hiring members of management. The options vested over one year. The options were issued at an exercise price based on the fair market value of the Company’s common stock on the date of grant and expire 10 years after the date of grant. These options were granted outside of the Company’s existing stock compensation plans pursuant to applicable regulations allowing for such a grant.

The weighted average grant date fair value of stock options granted in 2013, 2012 and 2011 was $1.85, $2.51 and $2.00, respectively. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2013	2012	2011
Expected dividend yield at date of grant	0.00%	0.00%	0.00%
Risk-free interest rate	0.90%	1.30%	1.09%
Expected stock price volatility	58.50%	57.00%	64.51%
Expected life of options (in years)	5.5	6.0	4.0

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

The following table summarizes the Company’s activities with respect to its stock options:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2012	191,200	$5.64	8.69	—
Granted	22,500	3.55
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	213,700	$5.42	7.84	$26
Exercisable at December 31, 2013	86,950	$6.77	7.32	$1

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on the date indicated.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

			Options Outstanding at December 31, 2013			Options Exercisable at December 31, 2013
Range of option exercise price			Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option
$3.55	to	$8.32	213,700	7.84	$5.42	86,950	7.32	$6.77

As of December 31, 2013, 126,750 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.2 million at December 31, 2013, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Plans

The Company’s 2005 Restricted Stock Plan (the “2005 Plan”) provides for the grant of restricted stock awards. A total of 250,000 shares were reserved for issuance under the 2005 Plan, which expired September 1, 2013. These shares are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. During 2013, the Company awarded 41,000 restricted shares under the 2005 Plan, which vest annually over a three year period. During 2012 and 2011 the Company awarded 28,210 and 20,959 restricted shares, respectively under the 2005 Plan as partial payment under the Company’s 2010 Short-Term Incentive Plan. The shares issued in 2012 and 2011 under the 2005 Plan vested and became unrestricted immediately.

The Ballantyne Strong, Inc. Non-Employee Director’s Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors, which expired on May 21, 2013. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan. During 2013, 2012 and 2011, the Company granted 37,500, 28,200 and 12,600 shares under the Non-Employee Plan. Shares issued under the Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance.

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

As noted above, the Company awarded a total of 87,500, 112,410 and 33,559 restricted shares under the 2010 Plan, the 2005 Plan and the Non-Employee Plan during 2013, 2012 and 2011, respectively. The weighted average grant date fair value of restricted stock awarded in 2013, 2012 and 2011 was $4.28, $5.16 and $6.92, respectively. In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of the restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of December 31, 2013, the total unrecognized compensation cost related to non-vested restricted stock awarded was approximately $0.3 million which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	84,200	$5.24
Granted	87,500	4.28
Shares vested	(42,200)	5.78
Shares forfeited	—	—
Nonvested at December 31, 2013	129,500	$4.42

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides for the purchase of shares of Company common stock by eligible employees at a per share purchase price equal to 85% of the fair market value of a share of Company common stock at either the beginning or end of the offering period, as defined, whichever is lower. Purchases are made through payroll deductions of up to 10% of each participating employee’s salary. The maximum number of shares that can be purchased by participants in any offering period is 2,000 shares. Additionally, the Plan has set certain limits, as defined, in regard to the number of shares that may be purchased by all eligible employees during an offering period. This plan expired in October 2013.

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was calculated using the Black- Scholes option pricing model using weighted average assumptions as follows:

	2013	2012	2011
Expected dividend yield at date of grant	0.00%	0.00%	0.00%
Expected stock price volatility	29.89%	15.90%	39.72%
Risk-free interest rate	0.14%	0.15%	0.12%
Expected term (in years)	1.0	1.0	1.0
Estimated grant date fair value	$0.93	$0.88	$1.81

Compensation expense recorded during 2013, 2012 and 2011 related to the Employee Stock Purchase Plan was insignificant. At December 31, 2013, there was no unrecognized compensation cost.

17. Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The gross fair value of derivative instruments, none of which are designated as hedging instruments consisted of:

		Asset Derivatives
(in thousands)	Classification	December 31, 2013	December 31, 2012
Foreign exchange forward contracts	Other current assets	$10,934	$—

		Asset Derivatives
(in thousands)	Classification	December 31, 2013	December 31, 2012
Foreign exchange forward contracts	Other current liabilities	$11,000	$—

              The above fair values at December 31, 2013 result in an immaterial net liability.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

(in thousands)	Classification	2013	2012	2011
Foreign exchange forward contracts	Other Income (Loss)	$(380)	$145	$(349)

     See Note 2 for further information related to the Company’s foreign exchange forward contracts.

18. Compensation and Benefit Plans

Bonus Plans

The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the “Plan”). The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined in the Plan. The Company has recorded expenses related to the Plan of approximately $0.4 million, $0.6 million and $0.5 million in 2013, 2012 and 2011, respectively. The bonuses are generally paid through a distribution of cash and restricted stock.

Retirement Plan

The Company sponsors a defined contribution 401-K plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company was approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for two former executives and their spouses. The Company’s policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits were accrued over the employees’ service lives. The following table sets forth the Plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Reconciliation of benefit obligation
Benefit obligation at January 1	$347	$315
Plan amendment	(302)	—
Interest cost	18	13
Benefits paid	(18)	(17)
Contributions by plan participants	4	4
Actuarial (gain) loss	165	32
Benefit obligation at December 31	214	347
Fair value of plan assets at December 31	—	—
Funded status at end of year	$(214)	$(347)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(17)	(19)
Noncurrent liabilities	(197)	(328)
Accumulated other comprehensive income	(190)	(46)
Net amount recognized	$(404)	$(393)

During the year ending December 31, 2013 there were changes in the plan resulting in gains of $0.3 million within other comprehensive income. Amounts recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consists of:

	2013	2012
	(in thousands)
Prior service cost (credit)	$(302)	$—
Net actuarial gain	112	(46)
Total accumulated other comprehensive income	$(190)	$(46)

Net periodic benefit cost recognized in the years ended December 31, 2013, 2012 and 2011 was:

	2013	2012	2011
	(in thousands)
Interest cost	$19	$13	$14
Amortization of gain	6	(3)	(9)
Net periodic benefit cost recognized	$25	$10	$5

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Net actuarial gain (loss)	$165	$32	$10
Prior service cost for plan amendment	(302)	—	—
Amortization of (gain) loss	(6)	3	(9)
Total recognized in accumulated other comprehensive income (loss)	$(143)	$35	$1
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(118)	$45	$4

For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost to be recognized in the next fiscal year is expected to be insignificant.

Weighted average assumptions used to determine benefit obligations at December 31, 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
Discount rate	4.45%	3.60%	4.25%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	6.50%	7.00%	8.00%

Weighted average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Discount rate	3.60%	4.25%	5.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	8.10%	8.00%	9.00%

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	( in thousands)
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$3	$(2)
Effect on the health care component of the accumulated postretirement benefit obligation	$28	$(24)

For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease gradually to 5.0% through 2019 and remain at that level thereafter. The Company expects to contribute $0.02 million to its postretirement benefit plan in 2014.

The benefits expected to be paid from the postretirement benefit plan are as follows:

	2014	2015	2016	2017	2018	2019-2022
	(in thousands)
Benefits expected to be paid	$17	$18	$20	$21	$10	$56

The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2013 and include estimated future employee service, if any.

19. Leases

The Company and its subsidiaries lease plant and office facilities, autos and equipment under operating leases expiring through 2023. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s future minimum lease payments for operating leases are as follows:

	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Operating lease payments due	$4,285	$935	$524	$435	$407	$371	$1,613

20. Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 43% of 2013 consolidated net revenues and were from the systems integration segment. Trade accounts receivable from these customers represented approximately 40% of net consolidated receivables at December 31, 2013. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2013 and 2012 are included in accrued expenses in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition at December 31, 2013.

21. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity in the different components of Accumulated Other Comprehensive Income (loss) for the three years ended December 31, 2013.

	Postretirement Benefit Obligation	Foreign Currency Translation	Total
	(in thousands)
Accumulated other comprehensive income (loss) at December 31, 2010	$80	$260	$340
Other comprehensive gain (loss)	1	(397)	(396)
Accumulated other comprehensive income at December 31, 2011	81	(137)	(56)
Other comprehensive gain (loss)	(35)	406	371
Accumulated other comprehensive income (loss) at December 31, 2012	46	269	315
Other comprehensive gain (loss)	144	(1,228)	(1,084)
Accumulated other comprehensive income at December 31, 2013	$190	$(959)	$(769)

22. Business Segment Information

During the fourth quarter of 2013, the Company revised its operating segments, which are organized based on the business leadership views and is operating the business after the integration of the acquired entities. All prior year segment data has been restated to conform to the new segment. As of December 31, 2013, the Company’s operations were conducted principally through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net Revenue:
Systems Integration	$85,451	$154,686	$171,820
Managed Services	19,105	16,092	15,786
Total segment net revenue	104,556	170,778	187,606
Eliminations	(946)	(1,694)	(3,173)
Total net revenue	103,610	169,084	184,433
Operating income:
Systems Integration	7,864	11,994	21,501
Managed Services	1,100	2,477	1,488
Total segment operating income	8,964	14,471	22,989
Unallocated general and administrative expenses	(8,857)	(7,800)	(7,817)
Gain (loss) on sale or disposal of assets:
Systems Integration	$(13)	$1,245	$13
Managed Services	5	87	(2)
Total gain(loss) on sale or disposal of assets	(8)	1,332	11
Income from operations	$99	$8,003	$15,183

Equity in income (loss) of joint venture – Systems Integration	$(25)	$10	$(189)
Other income(expense)
Systems Integration	$825	$277	$82
Managed Services	52	(140)	(11)
Total other income(expense)	$877	$137	71
Income before taxes	$951	$8,150	$15,065

Expenditures on capital equipment:
Systems Integration	$370	$1,485	$2,815
Managed Services	165	1,243	71
Total expenditures on capital equipment	$535	$2,728	$2,886

Depreciation, amortization and impairment:
Systems Integration	$1,308	$1,129	$1,577
Managed Services	203	139	180
Total depreciation, amortization and impairment	$1,511	$1,268	$1,757

	December 31,
	2013	2012
	(in thousands)
Identifiable assets
Systems Integration	$67,839	$94,498
Managed Services	27,605	5,048
Total	$95,444	$99,546

Summary by Geographical Area

	2013	2012	2011
	(in thousands)
Net revenue
United States	$67,348	$137,105	$143,353
China	16,580	15,697	25,968
South America	11,788	7,250	4,485
Canada	3,709	3,883	2,376
Mexico	1,254	1,458	2,579
Europe	1,216	721	1,325
Asia (excluding China)	843	2,341	3,453
Other	872	629	894
Total	$103,610	$169,084	$184,433

	December 31
	2013	2012
	(in thousands)
Identifiable assets
United States	$51,882	$65,868
Canada	28,463	21,092
China	9,573	5,249
Asia (excluding China)	5,526	7,337
Total	$95,444	$99,546

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

23. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2013 and 2012.

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenue	$27,621	$24,395	$18,855	$32,739	$44,019	$46,708	$39,260	$39,097
Gross profit	3,914	4,680	3,338	4,913	6,339	6,358	3,721	6,176
Net earnings (loss)	565	1,277	46	(1,725)	2,447	1,803	(268)	1,560
Basic and diluted earnings (loss) per share:
Basic(1)	0.04	0.09	0.00	(0.12)	0.17	0.13	(0.02)	0.11
Diluted(1)	0.04	0.09	0.00	(0.12)	0.17	0.13	(0.02)	0.11
Stock price:
High	4.29	4.80	4.53	5.15	5.37	6.48	6.02	4.54
Low	3.25	3.91	3.97	4.10	4.06	5.26	4.03	3.09

(1)	Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

24. Subsequent Events (Unaudited)

There were no subsequent events following the balance sheet date for which accounting and disclosure in these financial statements is required.

Schedule II

Ballantyne Strong, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Acquisitions	Amounts Written off(1)	Foreign Exchange Translation	Balance at end of year
Allowance for doubtful accounts and notes receivable:
Year ended December 31, 2013	$487	$274	$314	$(364)	$(8)	$703
Year ended December 31, 2012	142	626	—	(283)	2	487
Year ended December 31, 2011	306	(14)	—	(150)	—	142
Inventory reserves:
Year ended December 31, 2013	$1,250	$88	$597	$(623)	$—	$1,312
Year ended December 31, 2012	2,542	(350)	—	(942)	—	1,250
Year ended December 31, 2011	2,921	(216)	—	(163)	—	2,542

(1)	The deductions from reserves are net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. We acquired Elite on September 13, 2013 and Convergent on October 1, 2013. We have not yet included either company in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Elite or Convergent. For 2013, the combined companies accounted for $7.1 million of our total net sales and as of December 31, 2013 had total assets of $23.2 million.

2. Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. Management’s assessment of internal control over financial reporting as of December 31, 2013 excludes internal control over financial reporting related to Elite (acquired September 13, 2013) and Convergent (acquired October 1, 2013), which account for approximately $23.2 million of consolidated total assets and $7.1 million of consolidated net sales as of and for the year ended December 31, 2013. The Company’s management used the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

(b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ballantyne Strong, Inc.:

We have audited Ballantyne Strong, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Ballantyne Strong, Inc. acquired Peintures Elite, Inc. (Elite) and Convergent Corporation (Convergent) during the year ended December 31, 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Elite and Convergent’s internal control over financial reporting associated with total assets of $23.2 million and total net sales of $7.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of Elite and Convergent.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the related financial statement schedule and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, Nebraska
March 14, 2014

Changes in Internal Control over Financial Reporting

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014.

Item 11. Executive Compensation

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2013, 2012 and 2011.

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

BALLANTYNE STRONG, INC.
By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President, Chief Executive Officer and Director		Mary A. Carstens, Chief Financial Officer
Date: March 14, 2014		Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM F. WELSH, II (1)
William F. Welsh, II, Chairman
Date:	March 14, 2014

By:	/s/ JAMES C. SHAY (1)
James C. Shay, Director
Date:	March 14, 2014

By:	/s/ DONDE PLOWMAN (1)
Donde Plowman, Director
Date:	March 14, 2014

By:	/s/ Marc E. LeBaron (1)
Marc E. LeBaron, Director
Date:	March 14, 2014

By:	/s/ MARK D. HASEBROOCK (1)
Mark D. Hasebroock, Director
Date:	March 14, 2014

By:	/s/ SAMUEL C. FREITAG (1)
Samuel C. Freitag, Director
Date:	March 14, 2014

(1) By:	/s/ MARY A. CARSTENS
Mary A. Carstens, Attorney-In-Fact
Date:	March 14, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation as amended	S-8	3.1	December 7, 2006

3.1.1	First Amendment to the Certificate of Incorporation	S-8	3.1.1	December 7, 2006

3.1.2	Second Amendment to the Certificate of Incorporation	S-8	3.1.2	December 7, 2006

3.1.3	Third Amendment to the Certificate of Incorporation	S-8	3.1.3	December 7, 2006

3.1.4	Fourth Amendment to the Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.2	Bylaws of the Company	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of the Company	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of the Company	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to the Bylaws of the Company	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to the Bylaws of the Company	8-K	99.1	May 1, 2007

4.1	Credit Agreement, dated June 30, 2010 between the Company and Wells Fargo, N.A.	8-K	4.1	July 7, 2010

4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A	8-K	4.2	June 30, 2011

4.3	Second Amendment to Credit Agreement, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.3	May 11, 2012

4.4	Revolving Line of Credit Note, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.4	May 11, 2012

10.1*	Ballantyne of Omaha, Inc. Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005

10.2*	Ballantyne of Omaha, Inc. 2005 Outside Directors’ Stock Option Plan	Schedule 14A	Appendix C	April 26, 2005

10.3*	Ballantyne of Omaha, Inc. Non-Employee Directors Restricted Stock Plan	Schedule 14A	Appendix A	April 21, 2008

10.4*	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Appendix B	April 26, 2005

10.5*	Amendment No. 4 to Executive Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5	May 14, 2010

10.5.1*	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5.1	May 14, 2010

10.6*	2009 Short-Term Incentive Plan	10-Q	10.1	May 11, 2009

10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD	10-K	10.8	April 2, 2007

10.10	Authorized Digital Cinema Reseller Master Agreement dated January 21, 2010 between the Company and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.11	Definitive Agreement dated October 1, 2006 between the Company and NEC Viewtechnology Ltd.	10-Q	10.1	November 14, 2006

10.16*	Ballantyne of Omaha, Inc. Non-Employee Directors’ Restricted Stock Plan dated March 31, 2008	Schedule 14A	Appendix A	April 21, 2008

10.18*	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan dated May 21, 2009	10-K	10.18	March 23, 2010

10.21*	Ballantyne Strong, Inc. 2010 Long Term Incentive Plan	Schedule 14A	Exhibit A	April 20, 2010

10.22*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Exhibit B	April 20, 2010

10.23*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010

10.24	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010	10-Q	10.4	August 12, 2010

10.25*	Executive Employment Agreement between the Company and Gary L. Cavey dated November 1, 2010	10-Q	10.1	November 15, 2010

10.26*	Executive Employment Agreement between the Company and Mary A. Carstens dated July 26, 2011	10-Q	10.26	November 9, 2011

10.27*	Executive Employment Agreement between the Company and Ray F. Boegner dated February 14, 2012	10-Q	10.27	May 4, 2012

10.28*	Executive Employment Agreement between the Company and Christopher D. Stark dated December 20, 2013	8-K	10.28	December 24, 2013

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Strong Westrex (Beijing) Trading Inc.	China
e.	Convergent Corporation	Georgia
f.	Convergent Media Systems Corporation	Georgia
g.	Peintures Elite, Inc.	Canada

23	Consent of KPMG LLP	X

24	The Power of Attorney authorizing Gary L. Cavey and/or Mary A. Carstens to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2013 on behalf of non-management directors	X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	X

101

The following materials from Ballantyne Strong’s, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

X

*	Management contract or compensatory plan.