Form 10-Q
period 2014-03-31
BALLANTYNE STRONG, INC.
filed 2014-05-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 5, 2014
Common Stock, $.01, par value	14,139,462 shares

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,491	$28,791
Accounts receivable (net of allowance for doubtful accounts of $759 and $703, respectively)	16,511	20,047
Inventories:
Finished goods, net	10,597	10,949
Work in process	359	345
Raw materials and components, net	4,304	3,891
Total inventories, net	15,260	15,185
Recoverable income taxes	3,445	2,207
Other current assets	5,500	5,873
Total current assets	66,207	72,103
Property, plant and equipment (net of accumulated depreciation of $5,007 and $4,781, respectively)	14,202	14,721
Note receivable	2,611	2,497
Intangible assets, net	939	895
Goodwill	1,080	1,123
Other assets	3,672	4,105
Total assets	$88,711	$95,444
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,483	$12,844
Accrued expenses	4,962	6,236
Customer deposits/deferred revenue	3,621	3,474
Income tax payable	496	888
Total current liabilities	18,562	23,442
Deferred revenue	2,643	3,008
Deferred income taxes	755	790
Other accrued expenses, net of current portion	1,781	1,748
Total liabilities	23,741	28,988
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,869 shares at March 31, 2014 and December 31, 2013, respectively; 14,138 shares outstanding at March 31, 2014 and December 31, 2013, respectively	167	167
Additional paid-in capital	38,332	38,231
Accumulated other comprehensive income:
Foreign currency translation	(1,989)	(959)
Postretirement benefit obligations	190	190
Retained earnings	46,509	47,066
	83,209	84,695
Less 2,731 of common shares in treasury, at cost at March 31, 2014 and December 31, 2013	(18,239)	(18,239)
Total stockholders’ equity	64,970	66,456
Total liabilities and stockholders’ equity	$88,711	$95,444

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	2014	2013

Net product sales	$14,834	$25,196
Net service revenues	7,187	2,425
Total net revenues	22,021	27,621

Cost of products sold	12,450	21,593
Cost of services	5,355	2,114
Total cost of revenues	17,805	23,707
Gross profit	4,216	3,914
Selling and administrative expenses:
Selling	1,546	866
Administrative	3,893	2,501
Total selling and administrative expenses	5,439	3,367
Gain (loss) on sale or disposal of assets	7	2
Income (loss) from operations	(1,216)	549
Equity in income (loss) of joint venture	95	(106)
Other income (expense):
Interest income	177	22
Interest expense	(9)	(7)
Other income (expense), net	209	248
Total other income (expense)	377	263
Earnings (loss) before income taxes	(744)	706
Income tax benefit (expense)	150	(141)
Net earnings (loss)	$(594)	$565
Basic earnings (loss) per share	$(0.04)	$0.04
Diluted earnings (loss) per share	$(0.04)	$0.04
Weighted average shares outstanding:
Basic	14,026	13,979
Diluted	14,026	14,023

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013
Net earnings (loss)	$(594)	$565
Currency translation adjustment
Unrealized net change arising during period	(1,030)	(401)
Other comprehensive loss	(1,030)	(401)
Comprehensive income (loss)	$(1,624)	$164

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net earnings (loss)	$(594)	$565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	69	30
Provision for obsolete inventory	(8)	24
Provision for warranty	(134)	106
Depreciation and amortization	434	338
Equity in (income) loss of joint venture	(95)	106
Loss on forward contracts	348	—
(Gain) loss on disposal or transfer of assets	(7)	2
Deferred income taxes	519	(10)
Share-based compensation expense	101	95
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts, unbilled and notes receivable	3,709	6,010
Inventories	(179)	(2,773)
Other current assets	(200)	821
Accounts payable	(3,314)	(1,810)
Accrued expenses	(1,343)	(315)
Customer deposits/deferred revenue	(208)	(859)
Current income taxes	(1,599)	(444)
Other assets	(56)	43
Net cash (used in) provided by operating activities	(2,557)	1,929
Cash flows from investing activities:
Capital expenditures	(258)	(73)
Proceeds from sales of assets	56	2
Net cash used in investing activities	(202)	(71)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	—	4
Net cash provided by financing activities	—	4
Effect of exchange rate changes on cash and cash equivalents	(541)	(167)
Net increase (decrease) in cash and cash equivalents	(3,300)	1,695
Cash and cash equivalents at beginning of year	28,791	40,168
Cash and cash equivalents at end of year	$25,491	$41,863

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Peintures Elite, Inc. (“Peintures”), Strong Westrex (Beijing) Trading Inc., Convergent Corporation and Convergent Media Systems Corporation (“CMS”) designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens and lighting products; and provides managed services including monitoring of networked equipment to our customers. As of January 1, 2014 the legal entity Peintures Elite, Inc. was dissolved and consolidated into Strong/MDI Screen Systems, Inc.

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2013.

The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.  The results for interim periods are not necessarily indicative of trends or results expected for a full year.

Acquisitions

On September 13, 2013, the Company acquired Peintures Elite, Inc., a manufacturer of paint and lacquer products and the primary provider of paint used in the Company’s screen manufacturing. On October 1, 2013, the Company acquired CMS to provide digital technologies for out-of-home messaging, advertising and communication (the DOOH market) and Enterprise Video Solutions (“EVS”), which provides enterprises with the infrastructure necessary for communications, collaboration, training and education of employees.

The condensed consolidated financial statements as of December 31, 2013, March 31, 2014, and for the three-month period ended March 31, 2014, include amounts acquired from, as well as the results of operations of Peintures and CMS. Peintures is included in the systems integration segment and CMS is included in the managed services segment.

Reclassifications

Certain prior year amounts presented in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income (loss) for 2014 or 2013.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall.

Fair values measured on a recurring basis at March 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$25,491	$—	$—	$25,491
Note receivable	$—	$—	$2,611	$2,611
Foreign exchange forward contract asset	$—	$11,961	$—	$11,961
Foreign exchange forward contract liability	$—	$(12,000)	$—	$(12,000)

Fair values measured on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$28,791	$—	$—	$28,791
Note receivable	$—	$—	$2,497	$2,497
Foreign exchange forward contract asset	$—	$10,934	$—	$10,934
Foreign exchange forward contract liability	$—	$(11,000)	$—	$(11,000)

The note receivable accrue interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2014 is set forth below:

$ in thousands	Fair Value at 3/31/2014	Valuation Technique	Unobservable input	Range
Note receivable	$2,611	Discounted cash flow	Probability of default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company’s Note Receivable fair value:

	Three months ended March 31,
	2014	2013
	$ in thousands
Note receivable balance, beginning of period	$2,497	$2,232
Interest income accrued	114	—
Note receivable balance, end of period	$2,611	$2,232

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the quarter ended March 31, 2014 we did not have any significant non-recurring measurements of non-financial assets or liabilities.

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

	Three Months Ended March 31,
	2014	2013
(In thousands, except per share data)
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$(594)	$565
Basic weighted average common shares outstanding	14,026	13,979
Basic earnings (loss) per share	$(0.04)	$0.04
Diluted earnings (loss) per share:
Earnings (loss) applicable to common stock	$(594)	$565
Basic weighted average common shares outstanding	14,026	13,979
Dilutive effect of stock options and restricted stock awards	—	44
Dilutive weighted average common shares outstanding	14,026	14,023
Diluted earnings (loss) per share	$(0.04)	$0.04

For the three months ended March 31, 2014 and 2013 options to purchase 50,000 and 191,200 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 48,486 options were excluded from the three month period ended March 31, 2014 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

4. Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products.  The Company accrues for these costs at the time of sale or repair.  The following table summarizes warranty activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
(In thousands)
Warranty accrual at beginning of period	$662	$770
Charged to expense	36	56
Amounts written off, net of recoveries	(149)	(68)
Foreign currency adjustment	(5)	2
Warranty accrual at end of period	$544	$760

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

The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of March 31, 2014 and March 23, 2013, respectively. The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD. The Company’s portion of income (loss) of the LLC was approximately $0.1 million for the quarter ended March 31, 2014 and $(0.1) million for the quarter ended March 31, 2013.

In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC. The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the quarters ended March 31, 2014 and 2013. The total receivable balance due from the LLC was insignificant at March 31, 2014 and December 31, 2013.

The Company received no distributions from the LLC in the first quarter of 2013 or 2014.

6. Goodwill

      The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended March 31, 2014 (in thousands):

Balance as of December 31, 2013	$1,123
Foreign currency translation	(43)
Balance as of March 31, 2014	$1,080

7. Restructuring Activities

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. The Company recorded $1.4 million in severance costs it expects to incur in relation to the integration. Additionally, $0.06 million in costs were recorded for site closure of the Omaha warehouse. The restructuring initiative is expected to be completed by the first quarter of 2015.

The following table reconciles the beginning and ending restructuring balance for the quarter ended March 31, 2014, which are included in accrued expenses:

(in thousands)
Accrued liability at beginning of period	$896
Severance paid	(148)
Site closure costs paid	(58)
Accrued liability at end of period	$690

8. Debt

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

The Revolving Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants pertain to maintaining a ratio of total liabilities to tangible net worth of less than 2 to 1 and net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Revolving Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Revolving Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. At March 31, 2014, the Company did not meet the requirement for net income before taxes on a rolling 4-quarter basis to equal or exceed $1. The Company obtained a waiver from Wells Fargo of the March 31, 2014 covenant violation. The agreement expires June 30, 2014.

 Since inception of the agreement, no amounts have been borrowed on the Revolving Credit Agreement. At March 31, 2014, the Company had availability of $20 million.

9. Income Taxes

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 20.2% and 20.0% for the quarters ended March 31, 2014 and 2013, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s estimated annual effective rate for the first quarter of 2014 was consistent to the first quarter of 2013 due to a similar breakout of earnings by taxing jurisdiction.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2005 through 2010 and 2012. The company is currently undergoing an examination for 2011. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any state or local examinations in process. As of March 31, 2014, total unrecognized tax benefits amounted to approximately $0.1 million.

10. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. Share-based compensation expense included in selling and administrative expenses approximated $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

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

Options

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2014 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	213,700	$5.42	7.84	$26
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2014	213,700	$5.42	7.59	$27
Exercisable at March 31, 2014	129,200	$6.02	7.35	$10

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2014.

As of March 31, 2014, the total unrecognized compensation cost related to stock option awards was approximately $0.2 million which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

			Options Outstanding at March 31, 2014			Options Exercisable at March 31, 2014
Range of option exercise price			Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55	to	8.32	213,700	7.59	$5.42	129,200	7.35	$6.02

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

As of March 31, 2014, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.3 million which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2014:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2013	129,500	$4.42
Granted	—	—
Shares vested	(30,667)	4.28
Shares forfeited	—	—
Non-vested at March 31, 2014	98,833	$4.46

11. Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	March 31, 2014	December 31, 2013
Foreign exchange forward contracts	Other current assets	$11,961	$10,934

		Liability Derivatives
(in thousands)	Classification	March 31, 2014	December 31, 2013
Foreign exchange forward contracts	Other current liabilities	$12,000	$11,000

The above fair values results in an insignificant net liability at March 31, 2014 and December 31, 2013.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized losses from foreign currency forward exchange contracts:

		Three Months Ended March 31,
(in thousands)	Classification	2014	2013
Foreign exchange forward contracts	Other Income (Loss)	$(348)	$—

12. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 45.0% of total consolidated net revenues for the three months ended March 31, 2014. Trade accounts receivable from these customers represented approximately 37.8% of net consolidated receivables at March 31, 2014. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for operating leases are as follows:

		Payments due by period ($ in thousands)
	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Operating leases	$4,097	$692	$568	$452	$402	$370	$1,613

13. Business Segment Information

During the fourth quarter of 2013, the Company revised its operating segments, which are organized based on the business leadership views operating the business after the integration of the acquired entities. All prior year segment data has been restated to conform to the new segments. As of March 31, 2014, the Company’s operations were conducted principally through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Three Months Ended March 31,
(In thousands)	2014	2013
Net revenue
Systems Integration	$14,020	$25,497
Managed Services	8,398	2,486
Total segment net revenue	22,418	27,983
Eliminations	397	362
Total net revenue	22,021	27,621
Operating income (loss)
Systems Integration	830	2,124
Managed Services	473	24
Total segment operating income	1,303	2,148
Unallocated general and administrative expenses	(2,526)	(1,601)
Interest, net	168	15
Gain on sale of assets	7	2
Equity in income (loss) of joint venture	95	(106)
Other expense, net	209	248
Income (loss) before income taxes	$(744)	$706

(In thousands)	March 31, 2014	December 31, 2013
Identifiable assets
Systems Integration	$62,863	$67,839
Managed Services	25,848	27,605
Total	$88,711	$95,444

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2014	2013
Net revenue
United States	$15,168	$17,575
China	3,327	3,182
Latin America	1,551	5,967
Canada	1,457	505
Mexico	312	118
Europe	180	73
Asia (excluding China)	25	163
Other	1	38
Total	$22,021	$27,621

(In thousands)	March 31, 2014	December 31, 2013
Identifiable assets
United States	$49,899	$51,882
Canada	26,043	28,463
China	8,269	5,526
Asia (excluding China)	4,500	9,573
Total	$88,711	$95,444

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 63% of fiscal year 2014 revenues were from systems integration and approximately 37% were from managed services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

On September 13, 2013, the Company acquired Peintures Elite, Inc., a manufacturer of paint and lacquer products and the primary provider of paint used in the Company’s screen manufacturing. On October 1, 2013, the Company acquired CMS to provide digital technologies for out-of-home messaging, advertising and communication (the DOOH market) and EVS, which provides enterprises with the infrastructure necessary for communications, collaboration, training and education of employees. The condensed consolidated financial statements as of December 31, 2013, March 31, 2014, and for the three-month period ended March 31, 2014, include amounts acquired from, as well as the results of operations of Peintures and CMS. Peintures is included in the systems integration segment and CMS is included in the managed services segment.

Results of Operations:

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Net revenues during the three months ended March 31, 2014 decreased 20.3% to $22.0 million from $27.6 million during the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Systems Integration	$14,020	$25,497
Managed Services	8,398	2,486
Total segment revenues	22,418	27,983
Eliminations	397	362
Total net revenues	$22,021	$27,621

Systems Integration

Sales of systems integration products and services decreased 45.0% to $14.0 million in 2014 from $25.5 million in 2013. Sales of digital and analog cinema products and services decreased by $11.1 million as the industry changes to digital projection equipment continues to wind down as expected.

Managed Services

Sales of managed services products and services increased 237.8% to $8.4 million in 2014 from $2.5 million in 2013. Sales of products and services related to digital signage was $4.1 million in 2014 resulting from the October 2013 acquisition of Convergent. These sales were driven through the distribution of digital signage equipment as well as content creation, management and distribution. This was in addition to a $1.8 million increase in digital cinema service driven by non-recurring demand revenue and increased NOC contracts.

Export Revenues

Sales outside the United States (mainly theatre sales) decreased to $6.9 million in 2014 from $10.0 million in 2013 resulting primarily from decreased sales in Latin America. Export sales are sensitive to the timing of the digital cinema rollout in these countries coupled with lower sales of film equipment. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased 7.7% to $4.2 million in 2014 from $3.9 million a year-ago and as a percent of total revenue to 19.1% from 14.2% in 2013. Gross profit in the systems integration segment decreased to $2.2 million in 2014 from $3.5 million in 2013 and increased as a percentage of sales to 15.5% in 2014 from 13.7% a year-ago. The decrease in gross margin dollars was driven by lower volume, but the increase in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $2.0 million or 24.3% as a percentage of revenues in 2014 compared to $0.4 million or 17.3% as a percentage of revenues in 2013. The increase in gross margin was driven by higher revenues through the acquisition of CMS and increase in digital cinema services which allowed for greater utilization of field technicians.

Selling Expenses

Selling expenses increased 78.5% to $1.5 million in the first quarter of 2014 compared to $0.9 million a year-ago and as a percentage of revenues increased to 7.0% from 3.1% a year-ago. The increase in selling expenses was primarily due to additional sales staff added as part of the Convergent acquisition.

Administrative Expenses

Administrative expenses increased 55.7% to $3.9 million in 2014 from $2.5 million in 2013 and as a percent of total revenue increased to 17.7% in 2014 from 9.1% in 2013. The increase in expenses is primarily due to additional administrative expenses related to the acquisition of Convergent.

Other Financial Items

Our results for 2014 reflect a gain of approximately $0.1 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to a loss of approximately $0.1 million in the first quarter of 2013.

The first quarters of 2014 and 2013 each include other income of $0.2 million primarily related to net gains on foreign currency transactions.

We recorded income tax benefit of approximately $0.2 million in the first quarter of 2014 compared to income tax expense of $0.1 million in the first quarter of 2013. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 20.2% and 20.0% in the quarters ending March 31, 2014 and 2013, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s estimated annual effective rate was consistent for the first quarter of 2014 was consistent to the first quarter of 2013 due to a similar breakout of earnings by taxing jurisdiction.

As a result of the items outlined above, we generated a net loss of approximately $0.6 million and basic and diluted loss per share of $0.04 in 2014 compared to net earnings of $0.6 million during 2013 and basic and diluted earnings per share of $0.04 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $25.5 million compared to $28.8 million at December 31, 2013.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which was renewed on May 8, 2012. The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Revolving Credit Agreement.  Since inception of the agreement, no amounts have been borrowed on the Revolving Credit Agreement. At March 31, 2014, the Company had availability of $20 million.

The Revolving Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants pertain to maintaining a ratio of total liabilities to tangible net worth of less than 2 to 1 and net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Revolving Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Revolving Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. At March 31, 2014, we did not meet the requirement for net income before taxes on a rolling 4-quarter basis to equal or exceed $1. We obtained a waiver from Wells Fargo of the March 31, 2014 covenant violation. The agreement expires June 30, 2014.

As of March 31, 2014, $17.4 million of the $25.5 million of cash and cash equivalents was held by our foreign subsidiaries. During the 4th quarter of 2013 the Company determined that it would no longer indefinitely reinvest $12.0 million of accumulated earnings in Canada and accrued the taxes upon repatriation. The Company believes the remaining accumulated earnings in its foreign subsidiaries will be indefinitely reinvested in those subsidiaries and has not accrued U.S. taxes on those earnings. If these funds are needed for our operations in the U.S. we would be required to accrue and pay U.S. income taxes and foreign taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used by operating activities was $2.6 million in the first quarter of 2014, which included a net loss of $0.6 million, offset by non-cash charges (benefits) deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $1.2 million.   Changes in working capital used cash from operating activities of $3.2 million, primarily due to decreases in accounts payables, accrued expenses and income taxes, partially offset by a decrease in accounts receivable. Accounts payable balances decreased $3.3 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2013.

Net cash provided by operating activities was $1.9 million in the first quarter of 2013, which included net income of $0.6 million, plus non-cash charges (benefits) deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $0.7 million.   Changes in working capital provided cash from operating activities of $0.7 million, primarily due to decreases in accounts receivables, partially offset by an increase in inventory and decreases in accounts payable and miscellaneous accruals. Accounts receivable balances decreased $6.0 million due to collections of the lower sales volume of the prior fourth quarter 2012 as compared to the first quarter of 2013. Inventory levels increased $2.8 million at March 31, 2013. This was driven by increased sales right before year end driving down year end inventory below anticipated levels.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.2 million in 2014 compared to $0.1 million in 2013. The cash used in investing activities in 2014 was primarily for capital expenditures. This was partially offset by the sale of fixed assets. The cash used in investing activities in 2013 was for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing was minimal in 2013 and related to our employee stock purchase plan.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the three months ended March 31, 2014 we recorded realized and unrealized losses of $0.3 million associated with these contracts in our condensed statement of income. This compares to no realized or unrealized losses associated with these contracts in our condensed consolidates statement of income in 2013.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2014	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	138	13	38	31	56
Operating leases	4,097	692	1,020	772	1,613
Contractual cash obligations	$4,235	$705	$1,058	$803	$1,669

(1)

The schedule above excludes approximately $0.1 million of unrecognized tax benefits recorded in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of March 31, 2014. Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2013. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2014.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of March 31, 2014. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. At March 31, 2014, we had outstanding Canadian foreign currency forward contracts to sell $13.2 million Canadian at fixed prices which will settle during the second quarter of 2014.

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

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 6. Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens, Secretary/Treasurer
	Chief Executive Officer and Director		and Chief Financial Officer

Date:	May 8, 2014	Date:	May 8, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

X