Form 10-Q
period 2014-06-30
BALLANTYNE STRONG, INC.
filed 2014-08-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 5, 2014
Common Stock, $.01, par value	14,181,222 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,903	$28,791
Accounts receivable (net of allowance for doubtful accounts of $642 and $703, respectively)	14,785	20,047
Inventories:
Finished goods, net	11,995	10,949
Work in process	611	345
Raw materials and components, net	1,721	3,891
Total inventories, net	14,327	15,185
Recoverable income taxes	4,175	2,207
Other current assets	4,965	5,873
Total current assets	65,155	72,103
Property, plant and equipment (net of accumulated depreciation of $5,472 and $4,781, respectively)	14,366	14,721
Note receivable	2,730	2,497
Intangible assets, net	937	895
Goodwill	1,119	1,123
Other assets	4,396	4,105
Total assets	$88,703	$95,444

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,030	$12,844
Accrued expenses	4,445	6,236
Customer deposits/deferred revenue	3,525	3,474
Income tax payable	458	888
Total current liabilities	17,458	23,442
Deferred revenue	2,602	3,008
Deferred income taxes	815	790
Other accrued expenses, net of current portion	1,746	1,748
Total liabilities	22,621	28,988
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,912 and 16,869 shares at June 30, 2014 and December 31, 2013, respectively; 14,181 and 14,138 shares outstanding at June 30, 2014 and December 31, 2013, respectively	167	167
Additional paid-in capital	38,431	38,231
Accumulated other comprehensive income:
Foreign currency translation	(1,362)	(959)
Postretirement benefit obligations	190	190
Retained earnings	46,895	47,066
	84,321	84,695
Less 2,731 of common shares in treasury, at cost at June 30, 2014 and December 31, 2013	(18,239)	(18,239)
Total stockholders’ equity	66,082	66,456
Total liabilities and stockholders’ equity	$88,703	$95,444

See accompanying notes to condensed consolidated financial statements.

 Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net product sales	$16,202	$21,411	$31,037	$46,608
Net service revenues	5,825	2,984	13,011	5,408
Total net revenues	22,027	24,395	44,048	52,016
Cost of products sold	14,184	17,555	26,634	39,149
Cost of services	3,596	2,160	8,951	4,274
Total cost of revenues	17,780	19,715	35,585	43,423
Gross profit	4,247	4,680	8,463	8,593
Selling and administrative expenses:
Selling	1,559	870	3,104	1,736
Administrative	2,822	2,453	6,715	4,954
Total selling and administrative expenses	4,381	3,323	9,819	6,690
Gain on the sale/disposal/transfer of assets	2	3	8	4
Income (loss) from operations	(132)	1,360	(1,348)	1,907
Equity income (loss) of joint venture	—	(12)	95	(118)
Other income (expense):
Interest income	182	13	359	35
Interest expense	(18)	(12)	(27)	(19)
Other income (expense), net	(123)	247	86	496
Total other income (expense)	41	248	418	512
Earnings (loss) before income taxes	(91)	1,596	(835)	2,301
Income tax benefit (expense)	472	(319)	622	(460)
Net earnings (loss)	$381	$1,277	$(213)	$1,841
Basic earnings (loss) per share	$0.03	$0.09	$(0.02)	$0.13
Diluted earnings (loss) per share	$0.03	$0.09	$(0.02)	$0.13

Weighted average shares outstanding:
Basic	14,060	13,997	14,043	13,988
Diluted	14,106	14,045	14,043	14,035

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings (losses)	$381	$1,277	$(213)	$1,841
Currency translation adjustment:
Unrealized net change arising during period	627	(690)	(403)	(1,091)
Other comprehensive gain (loss)	627	(690)	(403)	(1,091)
Comprehensive income (loss)	$1,008	$587	$(616)	$750

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net earnings (loss)	$(213)	$1,841
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	(17)	211
Provision for obsolete inventory	(39)	10
Provision for warranty	(195)	260
Depreciation and amortization	813	681
Equity in (income) loss of joint venture	(95)	118
Loss on forward contracts	145	188
(Gain) loss on disposal or transfer of assets	(8)	5
Deferred income taxes	(400)	197
Share-based compensation expense	200	220
Changes in operating assets and liabilities:
Accounts, unbilled and notes receivable	5,977	12,540
Inventories	818	(2,339)
Other current assets	98	1,508
Accounts payable	(3,781)	(7,778)
Accrued expenses	(1,618)	(1,095)
Customer deposits/deferred revenue	(353)	(1,283)
Current income taxes	(2,382)	331
Other assets	(90)	56
Net cash (used in) provided by operating activities	(1,140)	5,671

Cash Flows from investing activities:
Capital expenditures	(536)	(197)
Proceeds from sale of assets	56	2
Net cash used in investing activities	(480)	(195)

Cash flows from financing activities:
Excess tax benefits from share-based arrangements	(6)	(11)
Proceeds from employee stock purchase plan	—	3
Net cash used in financing activities	(6)	(8)
Effect of exchange rate changes on cash and cash equivalents	(262)	(515)
Net increase (decrease) in cash and cash equivalents	(1,888)	4,953
Cash and cash equivalents at beginning of period	28,791	40,168
Cash and cash equivalents at end of period	$26,903	$45,121

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

The condensed consolidated financial statements as of December 31, 2013, June 30, 2014 and for the three and six month periods ended June 30, 2014, include amounts acquired from, as well as the results of operations of Peintures and CMS. Peintures is included in the systems integration segment and CMS is included in the managed services segment.

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

Fair Values Measured on a Recurring Basis at June 30, 2014:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$26,903	$—	$—	$26,903
Note Receivable	$—	$—	$2,730	$2,730
Foreign exchange forward contract asset	$—	$—	$—	$—
Foreign exchange forward contract liability	$—	$—	$—	$—

Fair Values Measured on a Recurring Basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$28,791	$—	$—	$28,791
Note Receivable	$—	$—	$2,497	$2,497
Foreign exchange forward contract asset	$—	$10,934	$—	$10,934
Foreign exchange forward contract liability	$—	$(11,000)	$—	$(11,000)

The notes receivable accrues interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2014 is set forth below:

$ in thousands	Fair Value at 6/30/2014	Valuation Technique	Unobservable input	Range
Note Receivable	$2,730	Discounted cash flow	Probability of default Prepayment rates Loss severity	0 0 0	% % %

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are prepayment rates, probability of default and loss severity in the event of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for prepayment rates.

The following table reconciles the beginning and ending balance of the Company’s Note Receivable fair value:

	Six months ended June 30
	2014	2013
	$ in thousands
Note Receivable balance, beginning of period	$2,497	$2,232
Interest income accrued	233	—
Note Receivable balance, end of period	$2,730	$2,232

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the six months ended June 30, 2014 we did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2017 and may be adopted using a full retrospective or a modified cumulative effect approach. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands, except per share data)
Basic earnings per share:
Earnings (loss) applicable to common stock	$381	$1,277	$(213)	$1,841
Basic weighted average common shares outstanding	14,060	13,997	14,043	13,988
Basic earnings (loss) per share	$0.03	$0.09	$(0.02)	$0.13
Diluted earnings per share:
Earnings (loss) applicable to common stock	$381	$1,277	$(213)	$1,841
Basic weighted average common shares outstanding	14,060	13,997	14,043	13,988
Dilutive effect of stock options and restricted stock awards	46	48	—	47
Dilutive weighted average common shares outstanding	14,106	14,045	14,043	14,035
Diluted earnings (loss) per share	$0.03	$0.09	$(0.02)	$0.13

     For the three and six month periods ended June 30, 2014, options to purchase 211,500 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.  An additional 64,553 options were excluded from the six month period ended June 30, 2014 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share. For the three and six month periods ended June 30, 2013, options to purchase 253,500 and 255,700 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

4. Warranty Reserves

     Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period. In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale or repair. The following table summarizes warranty activity for the three and six months ended June 30 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands)
Warranty accrual at beginning of period	$544	$760	$662	$770
Charged to expense	51	133	87	189
Amounts written off, net of recoveries	(139)	(48)	(288)	(116)
Foreign currency adjustment	—	6	(5)	8
Warranty accrual at end of period	$456	$851	$456	$851

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

     The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of June 30, 2014 and June 21, 2013, respectively.  The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD.  The Company’s portion of income of the LLC was $0 and $0.1 million for the three and six months ended June 30, 2014.  The Company’s portion of income (loss) of the LLC was ($0.01) million and ($0.1) million for the three and six months ended June 30, 2013, respectively.

     In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the three and six months ended June 30, 2014 and 2013.  The total receivable balance due from the LLC was insignificant at June 30, 2014 and December 31, 2013.

     The Company received no distributions from the LLC in six months ended June 30, 2014 or June 30, 2013.

6. Intangible Assets

Intangible assets consisted of the following at June 30, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,662	$(1,622)	$40
Trademarks	3	229	(229)	—
Software	3	234	(70)	164
Software in development	3	266	—	266
Product Formulation	10	572	(105)	467
Total		$2,963	$(2,026)	$937

Intangible assets consisted of the following at December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,662	$(1,600)	$62
Trademarks	3	229	(229)	—
Software	3	234	(24)	210
Software in development	3	92	—	92
Product Formulation	10	573	(42)	531
Total		$2,790	$(1,895)	$895

The Company recorded amortization expense relating to other identifiable intangible assets of $0.1 million and $0.02 million for the six months ended June 30, 2014 and 2013, respectively.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
2014	$118
2015	169
2016	113
2017	91
2018	72
2019	106

7. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended June 30, 2014:

(in thousands)
Balance as of December 31, 2013	$1,123
Foreign currency translation	(4)
Balance as of June 30, 2014	$1,119

8. Restructuring Activities

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

The following table reconciles the beginning and ending restructuring balance for the six months ended June 30, 2014, which is included in accrued expenses:

(in thousands)
Accrued liability at beginning of period	$896
Severance paid	(257)
Site closure costs paid	(58)
Accrued liability at end of period	$581

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

The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants pertain to maintaining a ratio of total liabilities to tangible net worth of less than 2 to 1, working capital of $20 million and beginning December 31, 2014 net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable.

The Credit Agreement expires June 30, 2015 at which time all unpaid principal and interest is due. Since inception of the agreement, no amounts have been borrowed on the Credit Agreement. At June 30, 2014, the Company had availability of $20 million.

10. Income Taxes

The effective tax rate (calculated as a ratio of income tax expense/benefit to pretax earnings, inclusive of equity method investment losses) was approximately 518.7% and 74.5% for the three and six months ended June 30, 2014, respectively as compared to 20.0% for the three and six months ended June 30, 2013, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s effective rate was higher in the three and six months ended June 30, 2014 compared to the comparable periods of 2013 due to the generated tax benefits from U.S. operating losses at significantly higher rates more than offsetting the tax expense related to our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2009 through 2010 and 2012. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any state or local examinations in process. As of June 30, 2014, total unrecognized tax benefits amounted to approximately $0.03 million.

11. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.2 million for the three and six months ended June 30, 2014 and 2013, respectively.

2	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share based compensation expense	$99	$120)	$200	$220

Long-Term Incentive Plan

     The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On May 14, 2014, the Company’s stockholders approved an amendment to the 2010 Plan to increase the number of shares of common stock that are available for issuance under the Plan from 600,000 to 1,600,000 shares.

Options

     The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2014 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	213,700	$5.42	7.84	$26
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2014	213,700	$5.42	7.34	$14
Exercisable at June 30, 2014	129,200	$6.02	7.10	$5

     The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on June 30, 2014.

As of June 30, 2014, the total unrecognized compensation cost related to stock option awards was approximately $0.2 million which is expected to be recognized over a weighted average period of 1.5 years.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding at June 30, 2014			Options Exercisable at June 30, 2014
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55 to 8.32	213,700	7.34	$5.42	129,200	7.10	$6.02

Restricted Stock Plans

     The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 200,000 shares are reserved for issuance under the Non-Employee Plan. During the six months ended June 30, 2014, the Company granted 41,760 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company’s 2015 Annual Meeting of Stockholders.

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

As of June 30, 2014, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.4 million which is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2014:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2013	129,500	$4.42
Granted	41,760	4.31
Shares vested	(68,167)	4.54
Shares forfeited	—	—
Non-vested at June 30, 2014	103,093	$4.29

12.  Foreign Exchange Contracts

     The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

     The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	June 30, 2014	December 31, 2013
Foreign exchange forward contracts	Other current assets	$—	$10,934

		Liability Derivatives
(in thousands)	Classification	June 30, 2014	December 31, 2013
Foreign exchange forward contracts	Other current liabilities	$—	$11,000

     All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification	2014	2013	2014	2013
Foreign exchange forward contracts	Other Income (Loss)	$203	$(188)	$(145)	$(188)

13.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 45.5% and 43.1% of total consolidated net revenues for the three and six months ended June 30, 2014, respectively. Trade accounts receivable from these customers represented approximately 33.7% of net consolidated receivables at June 30, 2014. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and services.

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

The Company’s future minimum lease payments for operating leases are as follows:

		Payments due by period ($ in thousands)
	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Operating leases	$4,272	$467	$662	$530	$483	$450	$1,680

14.  Business Segment Information

During the fourth quarter of 2013, the Company revised its operating segments, which are organized based on the business leadership views operating the business after the integration of the acquired entities. All prior year segment data has been restated to conform to the new segments. As of June 30, 2014, the Company’s operations were conducted through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intersegment sales at costs approximating market and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue
Systems Integration	$14,755	$21,495	$28,775	$46,992
Managed Services	7,575	3,276	15,973	5,762
Total segment revenue	22,330	24,771	44,748	52,754
Eliminations	(303)	(376)	(700)	(738)
Total net revenue	$22,027	$24,395	$44,048	$52,016

Operating Income (Loss)
Systems Integration	$1,676	$2,101	$2,506	$4,225
Managed Services	(70)	719	403	743
Total segment operating income	1,606	2,820	2,909	4,968
Unallocated general and administrative expenses	(1,740)	(1,463)	(4,265)	(3,065)
Interest, net	164	1	332	16
Gain on sale of assets	2	3	8	4
Equity income (loss) of joint venture	—	(12)	95	(118)
Other income (loss)	(123)	247	86	496
Income (loss) before income taxes	$(91)	$1,596	$(835)	$2,301

(In thousands)	June 30, 2014	December 31, 2013

Identifiable assets
Systems Integration	$65,663	$67,839
Managed Services	23,040	27,605
Total	$88,703	$95,444

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net revenue
United States	$15,031	$18,649	$30,199	$36,224
China	2,685	3,264	6,011	6,447
Latin America	1,583	483	3,133	6,450
Canada	1,432	1,000	2,890	1,506
Mexico	970	318	1,282	436
Europe	162	249	343	322
Asia (excluding China)	132	202	157	366
Other	32	230	33	265
Total	$22,027	$24,395	$44,048	$52,016

(In thousands)	June 30, 2014	December 31, 2013

Identifiable assets
United States	$61,283	$51,882
Canada	16,084	28,463
China	7,331	5,526
Asia (excluding China)	4,005	9,573
Total	$88,703	$95,444

     Intersegment sales have been recorded at amounts approximating market. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 65% of revenues for the first six months of 2014 were from systems integration and approximately 35% were from managed services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

On September 13, 2013, the Company acquired Peintures Elite, Inc., a manufacturer of paint and lacquer products and the primary provider of paint used in the Company’s screen manufacturing. On October 1, 2013, the Company acquired CMS to provide digital technologies for out-of-home messaging, advertising and communication (the DOOH market) and EVS, which provides enterprises with the infrastructure necessary for communications, collaboration, training and education of employees. The condensed consolidated financial statements as of December 31, 2013, June 30, 2014, and for the three-month period ended June 30, 2014, include amounts acquired from, as well as the results of operations of Peintures and CMS. Peintures is included in the systems integration segment and CMS is included in the managed services segment.

Results of Operations:

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

Net revenues during the three months ended June 30, 2014 decreased 9.7% to $22.0 million from $24.4 million during the three months ended June 30, 2013.

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Systems Integration	$14,755	$21,495
Managed Services	7,575	3,276
Total segment revenues	22,330	24,771
Eliminations	(303)	(376)
Total net revenues	$22,027	$24,395

Systems Integration

Sales of systems integration products and services decreased 31.4% to $14.8 million in 2014 from $21.5 million in 2013. Sales of digital and analog cinema products and services decreased by $4.5 million as the industry changes to digital projection equipment continues to wind down as expected. In addition sales of lighting products decreased by $2.5 million. This decrease was driven by the completion of the World Trade Center project in 2013.

Managed Services

Sales of managed services products and services increased 131.2% to $7.6 million in 2014 from $3.3 million in 2013. Sales of products and services related to digital signage were $4.1 million in 2014 resulting from the October 2013 acquisition of Convergent. These sales were driven through the distribution of digital signage equipment as well as content creation, management and distribution. This was in addition to a $0.7 million increase in digital cinema service driven by non-recurring demand revenue and increased Network Operations Center (“NOC”) contracts.

Export Revenues

Sales outside the United States (mainly systems integration sales) increased to $7.0 million in the second quarter of 2014 from $5.7 million a year ago resulting primarily from increased sales in Latin America and Mexico partially offset by decreased sales in China. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 9.3% to $4.2 million in the second quarter of 2014 from $4.7 million a year-ago, but increased as a percent of total revenue to 19.3% from 19.2% in 2013. Gross profit in the systems integration segment decreased to $3.0 million in the second quarter of 2014 from $3.6 million in 2013 and increased as a percentage of sales to 20.2% in 2014 from 16.7% a year-ago. The decrease in gross margin dollars was driven by lower volume, but the increase in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $1.3 million or 16.7% as a percentage of revenues in the second quarter of 2014 compared to $1.1 million or 33.3% as a percentage of revenues a year ago. The increase in gross margin was driven by higher revenues through the acquisition of CMS, but the decrease in gross margin as a percentage of sales was driven by product mix and lower utilization of field technicians.

Selling Expenses

Selling expenses increased 79.2% to $1.6 million in the second quarter of 2014 compared to $0.9 million a year-ago and as a percentage of revenues increased to 7.1% from 3.6% a year-ago. The increase in selling expenses was primarily due to additional sales staff added as part of the Convergent acquisition.

Administrative Expenses

Administrative expenses increased 15.0% to $2.8 million in second quarter of 2014 from $2.5 million a year ago and as a percent of total revenue increased to 12.8% in 2014 from 10.1% in 2013. The increase in expenses is primarily due to additional administrative expenses related to the acquisition of Convergent partially offset by lower compensation related costs.

Other Financial Items

Our results for the second quarter of 2014 reflect no gains or losses pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to a minimal loss in the second quarter of 2013.

The second quarter of 2014 includes other expense of $0.1 million compared to other income of $0.2 million in the second quarter of 2013 primarily related to net gains on foreign currency transactions.

We recorded income tax benefit of approximately $0.5 million in the second quarter of 2014 compared to income tax expense of $0.3 million in the second quarter of 2013. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 518.7% and 20.0% in the quarters ending June 30, 2014 and 2013, respectively. The Company’s effective rate was higher in the three months ended June 30, 2014 compared to the comparable period of 2013 due to the generated tax benefits from U.S. operating losses at significantly higher rates more than offsetting the tax expense related to our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

As a result of the items outlined above, we generated earnings of approximately $0.4 million and $0.03 basic and diluted earnings per share in the three months ended June 30, 2014 compared to $1.3 million in 2013 and basic and diluted earnings per share of $0.09 a year-ago, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Net revenues during the six months ended June 30, 2014 decreased 15.3% to $44.0 million from $52.0 million during the six months ended June 30, 2013.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Systems Integration	$28,775	$46,992
Managed Services	15,973	5,762
Total segment revenues	44,748	52,754
Eliminations	(700)	(738)
Total net revenues	$44,048	$52,016

Systems Integration

Sales of systems integration products and services decreased 38.8% to $28.8 million in 2014 from $47.0 million in 2013. Sales of digital and analog cinema products and services decreased by $15.6 million as the industry changes to digital projection equipment continues to wind down as expected. In addition sales of lighting products decreased by $3.0 million. This decrease was driven by the completion of the World Trade Center project in 2013.

Managed Services

Sales of managed services products and services increased 177.2% to $16.0 million in 2014 from $5.8 million in 2013. Sales of products and services related to digital signage were $8.2 million in 2014 resulting from the October 2013 acquisition of Convergent. These sales were driven through the distribution of digital signage equipment as well as content creation, management and distribution. This was in addition to a $2.4 million increase in digital cinema service driven by non-recurring demand revenue and increased NOC contracts.

Export Revenues

Sales outside the United States (mainly systems integration sales) decreased to $13.8 million in 2014 from $15.8 million a year ago resulting primarily from decreased sales in Latin America partially offset by increased sales in Canada and Mexico. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 1.5% to $8.5 million in 2014 from $8.6 million a year-ago, but increased as a percent of total revenue to 19.2% from 16.5% in 2013. Gross profit in the systems integration segment decreased to $5.2 million in 2014 from $7.0 million in 2013, but increased as a percentage of sales to 17.9% in 2014 from 15.0% a year-ago. The decrease in gross margin dollars was driven by lower volume, but the increase in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $3.3 million or 20.7% as a percentage of revenues in 2014 compared to $1.5 million or 26.4% as a percentage of revenues in 2013. The increase in gross margin was driven by higher revenues through the acquisition of CMS and increase in digital cinema services which allowed for greater utilization of field technicians.

Selling Expenses

Selling expenses increased 78.9% to $3.1 million in 2014 compared to $1.7 million a year-ago and as a percentage of revenues increased to 7.0% from 3.3% a year-ago. The increase in selling expenses was primarily due to additional sales staff added as part of the Convergent acquisition partially offset by lower compensation related costs.

Administrative Expenses

Administrative expenses increased 35.5% to $6.7 million in 2014 from $5.0 million in 2013 and as a percent of total revenue increased to 15.2% in 2014 from 9.5% in 2013. The increase in expenses is primarily due to additional administrative expenses related to the acquisition of Convergent.

Other Financial Items

Our results for 2014 reflect a gain of approximately $0.1 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to a loss of approximately $0.1 million in 2013.

Our results for 2014 include other income of $0.1 million primarily related to net gains on foreign currency transactions, compared to $0.5 million in 2013.

We recorded income tax benefit of approximately $0.6 million in 2014 compared to income tax expense of $0.5 million in 2013. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 74.5% and 20.0% in the six months ending June 30, 2014 and 2013, respectively. The Company’s effective rate was higher in the six months ended June 30, 2014 compared to the comparable period of 2013 due to the generated tax benefits from U.S. operating losses at significantly higher rates more than offsetting the tax expense related to our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

As a result of the items outlined above, we generated net losses of approximately $0.2 million and basic and diluted losses per share of $0.02 in the six months ended June 30, 2014 compared to earnings of $1.8 million in 2013 and basic and diluted earnings per share of $0.13 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $26.9 million compared to $28.8 million at December 31, 2013.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) which was renewed on June 20, 2014. The borrowings from the Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Credit Agreement.  Since inception of the agreement, no amounts have been borrowed on the Credit Agreement. At June 30, 2014, the Company had availability of $20 million.

As of June 30, 2014, $6.9 million of the $26.9 million of cash and cash equivalents was held by our foreign subsidiaries. During the 4th quarter of 2013 the Company determined that it would no longer indefinitely reinvest $12.0 million of accumulated earnings in Canada and accrued the taxes due upon repatriation which was completed during the second quarter. The Company believes the remaining accumulated earnings in its foreign subsidiaries will be indefinitely reinvested in those subsidiaries and has not accrued U.S. taxes on those earnings. If these funds are needed for our operations in the U.S. we would be required to accrue and pay U.S. income taxes and foreign taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used by operating activities was $1.1 million in the first six months of 2014, which included a net loss of $0.2 million, offset by non-cash charges (benefits) deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $0.4 million. Changes in working capital used cash from operating activities of $1.3 million, primarily due to decreases in accounts payables, accrued expenses and income taxes, partially offset by a decrease in accounts receivable. Accounts receivable decreased $6.0 million due to collections of the higher sales volume of the prior 2013 quarter compared to the second quarter of 2014. Accounts payable balances decreased $3.8 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2013.

Net cash provided by operating activities was $5.7 million in the first six months of 2013, which included net income of $1.8 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $1.9 million.  Changes in working capital provided cash from operating activities of $1.9 million.  This is primarily due to a decrease in accounts receivable and other current assets, partially offset by increases in inventories and decreases in accounts payable and customer deposits.  Accounts receivable balances decreased $12.5 million due to collections of the higher sales volume of the prior quarter 2013 as compared to the second quarter of 2013. Accounts payable decreased $7.8 million as the Company paid for fourth quarter 2013 inventory purchases.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.5 million in 2014 compared to net cash provided by investing activities of $0.2 million in 2013. The cash used in investing activities in 2014 and 2013 were primarily for capital expenditures.

Cash Flows from Financing Activities

    Net cash used in financing was minimal in 2014 and 2013.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertain to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the six months ended June 30, 2014 we recorded $0.1 million in realized and unrealized losses associated with these contracts in our condensed consolidated statement of income. This compares to losses of $0.2 million in the comparative period of 2013.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2014	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	133	8	38	31	56
Operating leases	4,272	467	1,192	933	1,680
Contractual cash obligations	$4,405	$475	$1,230	$964	$1,736

(1)         The schedule above excludes the following items:

●                  We have accrued approximately $0.03 million of unrecognized tax benefits in the financial statements as tax liability, including interest and penalties, in accordance with FIN 48 as of June 30, 2014.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

     Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.  As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the period ended June 30, 2014 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Litigation

From time to time we may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2017 and may be adopted using a full retrospective or a modified cumulative effect approach. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2013.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the six months ended June 30, 2014.

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

     Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of June 30, 2014. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

     Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At June 30, 2014, we had no outstanding foreign currency forward contracts.

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

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ MARY A. CARSTENS
	Gary L. Cavey, President,		Mary A. Carstens,
	Chief Executive Officer and Director		Chief Financial Officer

Date:	August 8, 2014	Date:	August 8, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	12/7/06

3.2	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.1	12/7/06

3.3	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.2	12/7/06

3.4	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.3	12/7/06

3.5	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.4	12/7/06

3.6	Ballantyne of Omaha, Inc. Bylaws	10-K	3.2	4/1/08

3.7	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.1	4/1/08

3.8	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.2	4/1/08

3.9	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.3	4/1/08

3.10	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.4	4/1/08

3.11	Fifth Amendment to Bylaws of Ballantyne of Omaha, Inc.			5/2/12

10.1	Third Amendment to Credit Agreement, dated June 20, 2014, by and between the company and Wells Fargo Bank, N.A.	8-K	4.1	6/25/14

10.2	$20,000,000 Revoloving Line of Credit Note, dated June 20, 2014, delivered by the Company to Wells Fargo Bank, N.A.	8-K	4.2	6/25/14

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

					X