Form 10-Q
period 2014-09-30
BALLANTYNE STRONG, INC.
filed 2014-11-07
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 3, 2014
Common Stock, $.01, par value	14,421,222 shares

PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,016	$28,791
Accounts receivable (net of allowance for doubtful accounts of $636 and $703, respectively)	15,043	20,047
Inventories:
Finished goods, net	13,457	10,949
Work in process	870	345
Raw materials and components, net	2,204	3,891
Total inventories, net	16,531	15,185
Recoverable income taxes	5,021	2,207
Other current assets	5,429	5,873
Total current assets	66,040	72,103
Property, plant and equipment (net of accumulated depreciation of $5,713 and $4,781, respectively)	14,079	14,721
Note receivable	2,855	2,497
Intangible assets, net	1,074	895
Goodwill	1,066	1,123
Other assets	3,977	4,105
Total assets	$89,091	$95,444
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,798	$12,844
Accrued expenses	4,174	6,236
Customer deposits/deferred revenue	3,142	3,474
Income tax payable	726	888
Total current liabilities	18,840	23,442
Deferred revenue	2,413	3,008
Deferred income taxes	766	790
Other accrued expenses, net of current portion	1,716	1,748
Total liabilities	23,735	28,988
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 17,152 and 16,869 shares at September 30, 2014 and December 31, 2013, respectively; 14,421 and 14,138 shares outstanding at September 30, 2014 and December 31, 2013, respectively	167	167
Additional paid-in capital	38,524	38,231
Accumulated other comprehensive income:
Foreign currency translation	(2,072)	(959)
Postretirement benefit obligations	190	190
Retained earnings	46,786	47,066
	83,595	84,695
Less 2,731 of common shares in treasury, at cost at September 30, 2014 and December 31, 2013	(18,239)	(18,239)
Total stockholders’ equity	65,356	66,456
Total liabilities and stockholders’ equity	$89,091	$95,444

See accompanying notes to condensed consolidated financial statements.

 Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net product sales	$17,396	$16,275	$48,432	$62,877
Net service revenues	5,268	2,580	18,280	7,988
Total net revenues	22,664	18,855	66,712	70,865
Cost of products sold	15,042	13,343	41,676	52,486
Cost of services	3,565	2,174	12,516	6,448
Total cost of revenues	18,607	15,517	54,192	58,934
Gross profit	4,057	3,338	12,520	11,931
Selling and administrative expenses:
Selling	1,843	850	4,947	2,586
Administrative	3,066	2,524	9,781	7,478
Total selling and administrative expenses	4,909	3,374	14,728	10,064
Gain on the sale/disposal/transfer of assets	4	3	12	7
Income (loss) from operations	(848)	(33)	(2,196)	1,874
Equity income (loss) of joint venture	—	2	95	(117)
Other income:
Interest income	175	159	534	169
Interest expense	(15)	(7)	(43)	—
Other income (expense), net	255	(33)	341	463
Total other income	415	119	832	632
Earnings (loss) before income taxes	(433)	88	(1,269)	2,389
Income tax benefit (expense)	324	(42)	947	(502)
Net earnings (loss)	$(109)	$46	$(322)	$1,887
Basic earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$0.13
Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$0.13

Weighted average shares outstanding:
Basic	14,086	14,009	14,052	13,995
Diluted	14,086	14,039	14,052	14,025

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings (losses)	$(109)	$46	$(322)	$1,887
Currency translation adjustment:
Unrealized net change arising during period	(710)	535	(1,113)	(556)
Other comprehensive gain (loss)	(710)	535	(1,113)	(556)
Comprehensive income (loss)	$(819)	$581	$(1,435)	$1,331

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net earnings (loss)	$(322)	$1,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	9	194
Provision for obsolete inventory	(117)	(13)
Provision for warranty	(191)	321
Depreciation and amortization	1,374	1,022
Equity in (income) loss of joint venture	(95)	117
Loss on forward contracts	145	(9)
(Gain) loss on disposal or transfer of assets	(12)	(7)
Deferred income taxes	(916)	376
Share-based compensation expense	292	345
Changes in operating assets and liabilities:
Accounts, unbilled and notes receivable	5,976	13,441
Inventories	(1,348)	(2,912)
Other current assets	(8)	1,563
Accounts payable	(2,094)	(7,665)
Accrued expenses	(2,050)	(1,048)
Customer deposits/deferred revenue	(917)	(2,771)
Current income taxes	(2,938)	813
Other assets	(83)	121
Net cash (used in) provided by operating activities	(3,295)	5,775

Cash Flows from investing activities:
Purchase of Peintures Elite, Inc.	—	(1,747)
Deposit on Convergent acquisition	—	(17,424)
Capital expenditures	(1,057)	(231)
Proceeds from sale of assets	58	6
Net cash used in investing activities	(999)	(19,396)

Cash flows from financing activities:
Excess tax benefits from share-based arrangements	(7)	(11)
Payments on capital lease obligations	(14)	—
Proceeds from employee stock purchase plan	—	4
Net cash used in financing activities	(21)	(7)
Effect of exchange rate changes on cash and cash equivalents	(460)	(207)
Net decrease in cash and cash equivalents	(4,775)	(13,835)
Cash and cash equivalents at beginning of period	28,791	40,168
Cash and cash equivalents at end of period	$24,016	$26,333

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations for property and equipment originating during the nine months ended September 30, 2014 and 2013 was $158 and $0, respectively.

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

The condensed consolidated financial statements as of December 31, 2013, September 30, 2014 and for the three and nine month periods ended September 30, 2014 include amounts acquired from, as well as the results of operations of Peintures and CMS. Peintures is included in the systems integration segment and CMS is included in the managed services segment.

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

Fair Values Measured on a Recurring Basis at September 30, 2014:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$24,016	$—	$—	$24,016
Note Receivable	$—	$—	$2,855	$2,855

Fair Values Measured on a Recurring Basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$28,791	$—	$—	$28,791
Note Receivable	$—	$—	$2,497	$2,497
Foreign exchange forward contract asset	$—	$10,934	$—	$10,934
Foreign exchange forward contract liability	$—	$(11,000)	$—	$(11,000)

The notes receivable accrues interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at September 30, 2014 is set forth below:

$ in thousands	Fair Value at 9/30/2014	Valuation Technique	Unobservable input	Range
Note Receivable	$2,855	Discounted cash flow	Probability of default	0%
			Prepayment rates	0%
			Loss severity	0%

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are prepayment rates, probability of default and loss severity in the event of default. Significant increases in any of these inputs in isolation would result in a significantly lower fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for prepayment rates.

The following table reconciles the beginning and ending balance of the Company’s Note Receivable fair value:

	Nine months ended September 30
	2014	2013
	$ in thousands
Note Receivable balance, beginning of period	$2,497	$2,232
Interest income accrued	358	156
Note Receivable balance, end of period	$2,855	$2,388

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the nine months ended September 30, 2014 we did not have any significant non-recurring measurements of non-financial assets or liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In thousands, except per share data)
Basic earnings per share:
Earnings (loss) applicable to common stock	$(109)	$46	$(322)	$1,887
Basic weighted average common shares outstanding	14,086	14,009	14,052	13,995
Basic earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$0.13
Diluted earnings per share:
Earnings (loss) applicable to common stock	$(109)	$46	$(322)	$1,887
Basic weighted average common shares outstanding	14,086	14,009	14,052	13,995
Dilutive effect of stock options and restricted stock awards	—	30	—	30
Dilutive weighted average common shares outstanding	14,086	14,039	14,052	14,025
Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.02)	$0.13

     For the three and nine month periods ended September 30, 2014, options to purchase 196,500 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.  An additional 198,892 and 222,448 options were excluded from the three and nine month periods ended September 30, 2014 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share. For the three and nine month periods ended September 30, 2013, options to purchase 291,000 and 293,200 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

4. Warranty Reserves

     Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period. In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale or repair. The following table summarizes warranty activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In thousands)
Warranty accrual at beginning of period	$456	$851	$662	$770
Charged to expense	78	91	166	280
Amounts written off, net of recoveries	(216)	(55)	(505)	(171)
Foreign currency adjustment	(2)	4	(7)	12
Warranty accrual at end of period	$316	$891	$316	$891

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

     The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements as of September 30, 2014 and September 20, 2013, respectively. The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year-end with that of its majority interest holder, RealD. The Company’s portion of income of the LLC was $0 and $0.1 million for the three and nine months ended September 30, 2014.  The Company’s portion of income (loss) of the LLC was ($0.1) million for the three and nine months ended September 30, 2013.

     In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during the three and nine months ended September 30, 2014 and 2013.  The total receivable balance due from the LLC was insignificant at September 30, 2014 and December 31, 2013.

     The Company received no distributions from the LLC in nine months ended September 30, 2014 or September 30, 2013.

6. Intangible Assets

Intangible assets consisted of the following at September 30, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,598	$(1,569)	$29
Trademarks	3	217	(217)	—
Software	3	234	(94)	140
Software in development	3	489	—	489
Product Formulation	10	545	(129)	416
Total		$3,083	$(2,009)	$1,074

Intangible assets consisted of the following at December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,662	$(1,600)	$62
Trademarks	3	229	(229)	—
Software	3	234	(24)	210
Software in development	3	92	—	92
Product Formulation	10	573	(42)	531
Total		$2,790	$(1,895)	$895

       The Company recorded amortization expense relating to other identifiable intangible assets of $0.2 million and $0.03 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company’s estimated future amortization expense related to intangible assets for the next five years is as follows:

Amount
(in thousands)
Remainder 2014	$54
2015	164
2016	109
2017	88
2018	69
2019	37

7. Goodwill

Goodwill at September 30, 2014 is related to the Systems Integration segment. The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2014:

(in thousands)
Balance as of December 31, 2013	$1,123
Foreign currency translation	(57)
Balance as of September 30, 2014	$1,066

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

The following table reconciles the beginning and ending restructuring balance for the nine months ended September 30, 2014, which is included in accrued expenses:

(in thousands)
Accrued liability at beginning of period	$896
Severance paid	(424)
Site closure costs paid	(58)
Accrued liability at end of period	$414

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

The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants pertain to maintaining a ratio of total liabilities to tangible net worth of less than 2 to 1, working capital of $20 million and beginning December 31, 2014 net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. As of September 30, 2014, the Company is in compliance with these financial covenants.

The Credit Agreement expires June 30, 2015 at which time all unpaid principal and interest is due. Since inception of the agreement, no amounts have been borrowed on the Credit Agreement. At September 30, 2014, the Company had availability of $20 million.

10. Income Taxes

The effective tax rate (calculated as a ratio of income tax expense/benefit to pretax earnings, inclusive of equity method investment losses) was approximately 74.8% and 74.6% for the three and nine months ended September 30, 2014, respectively as compared to 47.8% and 21.0% for the three and nine months ended September 30, 2013, respectively. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s effective rate was higher in the three and nine months ended September 30, 2014 compared to the comparable periods of 2013 due to the generated tax benefits from U.S. operating losses at significantly higher rates more than offsetting the tax expense related to our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The Company has examinations not yet initiated for Federal purposes for fiscal years 2009, 2010 and 2012. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations. The Company does not currently have any state or local examinations in process. As of September 30, 2014, total unrecognized tax benefits amounted to approximately $0.03 million.

11. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.3 million for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands) (	2014	2013	2014	2013
Share based compensation expense	$93	$125)	$292	$345

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

Options

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2014 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	213,700	$5.42	7.84	$26
Granted	—	—
Exercised	—	—
Forfeited	(15,000)	4.70
Outstanding at September 30, 2014	198,700	$5.47	7.09	$20
Exercisable at September 30, 2014	127,000	$6.06	6.85	$7

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on September 30, 2014.

As of September 30, 2014, the total unrecognized compensation cost related to stock option awards was approximately $0.1 million which is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

			Options Outstanding at September 30, 2014			Options Exercisable at September 30, 2014
Range of option exercise price			Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55	to	8.32	198,700	7.09	$5.47	127,000	6.85	$6.06

Restricted Stock Plans

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 200,000 shares are reserved for issuance under the Non-Employee Plan. During the nine months ended September 30, 2014, the Company granted 41,760 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company’s 2015 Annual Meeting of Stockholders.

In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. During the three and nine month periods ended September 30, 2014, the Company awarded 240,000 shares under the 2010 Plan.

As of September 30, 2014, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.9 million which is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2014:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2013	129,500	$4.42
Granted	281,760	3.83
Shares vested	(68,167)	4.54
Shares forfeited	(10,800)	4.39
Non-vested at September 30, 2014	332,293	$3.90

12.  Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges.

The following table presents the gross fair value of derivative instruments, all of which are not designated as hedging instruments:

		Asset Derivatives
(in thousands)	Classification	September 30, 2014	December 31, 2013
Foreign exchange forward contracts	Other current assets	$—	$10,934

		Liability Derivatives
(in thousands)	Classification	September 30, 2014	December 31, 2013
Foreign exchange forward contracts	Other current liabilities	$—	$11,000

All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification	2014	2013	2014	2013
Foreign exchange forward contracts	Other Income (Loss)	$—	$197	$(145)	$9)

13.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 39.4% and 40.3% of total consolidated net revenues for the three and nine months ended September 30, 2014, respectively. Trade accounts receivable from these customers represented approximately 22.8% of net consolidated receivables at September 30, 2014. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and services.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Leases

The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2023. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. The Company also has capital leases for computer equipment. The capital lease obligations related to accrued expenses is included in accrued expenses on the balance sheet.

The Company’s future minimum lease payments are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
Remainder 2014	$14	$246
2015	57	733
2016	57	546
2017	29	499
2018	--	464
Thereafter	--	1,688
Total minimum lease payments	157
Less: Amount representing interest	11
Present value of minimum lease payments	146
Less: Current maturities	51
Capital lease obligations, net of current portion	$95

14.  Business Segment Information

During the fourth quarter of 2013, the Company revised its operating segments, which are organized based on the business leadership views operating the business after the integration of the acquired entities. All prior year segment data has been restated to conform to the new segments. As of September 30, 2014, the Company’s operations were conducted through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intersegment sales at costs approximating market and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Net revenue
Systems Integration	$15,725	$16,249	$44,500	$63,240
Managed Services	7,170	2,676	23,142	8,438
Total segment revenue	22,895	18,925	67,642	71,678
Eliminations	(231)	(70)	(930)	(813)
Total net revenue	$22,664	$18,855	$66,712	$70,865

Operating Income (Loss)
Systems Integration	$1,488	$1,498	$3,995	$5,723
Managed Services	(526)	85	(123)	828
Total segment operating income	962	1,583	3,872	6,551
Unallocated general and administrative expenses	(1,814)	(1,619)	(6,080)	(4,684)
Interest, net	160	152	491	169
Gain on sale of assets	4	3	12	7
Equity income (loss) of joint venture	—	2	95	(117)
Other income (loss)	255	(33)	341	463
Income (loss) before income taxes	$(433)	$88	$(1,269)	$2,389

(In thousands)	September 30, 2014	December 31, 2013

Identifiable assets
Systems Integration	$65,470	$67,839
Managed Services	23,621	27,605
Total	$89,091	$95,444

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net revenue
United States	$14,429	$11,542	$44,627	$47,761
China	3,616	4,374	9,627	10,821
Latin America	1,120	1,055	4,254	7,505
Canada	1,415	530	4,305	2,036
Mexico	793	527	2,075	962
Europe	556	654	898	976
Asia (excluding China)	677	120	833	486
Other	58	53	93	318
Total	$22,664	$18,855	$66,712	$70,865

(In thousands)	September 30, 2014	December 31, 2013
Identifiable assets
United States	$58,872	$51,882
Canada	17,550	28,463
China	9,137	9,573
Asia (excluding China)	3,532	5,526
Total	$89,091	$95,444

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 65% of revenues for the first nine months of 2014 were from systems integration and approximately 35% were from managed services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

On September 13, 2013, the Company acquired Peintures Elite, Inc., a manufacturer of paint and lacquer products and the primary provider of paint used in the Company’s screen manufacturing. On October 1, 2013, the Company acquired CMS to provide digital technologies for out-of-home messaging, advertising and communication (the DOOH market) and EVS, which provides enterprises with the infrastructure necessary for communications, collaboration, training and education of employees. The condensed consolidated financial statements as of December 31, 2013, September 30, 2014, and for the three month and nine month periods ended September 30, 2014, include amounts acquired from, as well as the results of operations of Peintures and CMS. Peintures is included in the systems integration segment and CMS is included in the managed services segment.

Results of Operations:

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Net revenues during the three months ended September 30, 2014 increased 20.2% to $22.7 million from $18.9 million during the three months ended September 30, 2013.

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Systems Integration	$15,725	$16,249
Managed Services	7,170	2,676
Total segment revenues	22,895	18,925
Eliminations	(231)	(70)
Total net revenues	$22,664	$18,855

Systems Integration

Sales of systems integration products and services decreased 3.2% to $15.7 million in 2014 from $16.2 million in 2013. Sales of cinema products and services decreased by $0.6 million as the industry changes to digital projection equipment continues to wind down as expected. This was partially offset by an increase of $0.1 million in sales of security products and services.

Managed Services

Sales of managed services products and services increased 167.9% to $7.2 million in 2014 from $2.7 million in 2013. Sales of products and services related to digital signage were $4.2 million in 2014 resulting from the October 2013 acquisition of Convergent. These sales were driven through the distribution of digital signage equipment as well as content creation, management and distribution. This was in addition to a $0.3 million increase in digital cinema service driven by non-recurring demand revenue and increased Network Operations Center (“NOC”) contracts.

Export Revenues

Sales outside the United States (mainly systems integration sales) increased to $8.2 million in the third quarter of 2014 from $7.3 million a year ago resulting primarily from increased sales in Canada and Asia. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased 21.5% to $4.1 million in the third quarter of 2014 from $3.3 million a year-ago, and increased as a percent of total revenue to 17.9% from 17.7% in 2013. Gross profit in the systems integration segment increased to $3.1 million in the third quarter of 2014 from $2.8 million in 2013 and increased as a percentage of sales to 19.5% in 2014 from 17.3% a year-ago. The increase in gross margin was driven by the product mix.

The gross profit in the managed services segment amounted to $1.0 million or 13.8% as a percentage of revenues in the third quarter of 2014 compared to $0.5 million or 19.7% as a percentage of revenues a year ago. The increase in gross margin was driven by higher revenues through the acquisition of CMS, but the decrease in gross margin as a percentage of sales was driven by product mix and lower utilization of field technicians.

Selling Expenses

Selling expenses increased 116.8% to $1.8 million in the third quarter of 2014 compared to $0.9 million a year-ago and as a percentage of revenues increased to 8.1% from 4.5% a year-ago. The increase in selling expenses was primarily due to additional sales staff added as part of the Convergent acquisition.

Administrative Expenses

Administrative expenses increased 21.5% to $3.1 million in the third quarter of 2014 from $2.5 million a year ago, but as a percentage of total revenues were consistent at 13.5% in 2014 compared to 13.4% in 2013. The increase in expenses is primarily due to additional administrative expenses related to the acquisition of Convergent partially offset by lower compensation related costs.

Other Financial Items

Our results for the third quarter of 2014 reflect no gains or losses pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to a minimal loss in the third quarter of 2013.

The third quarter of 2014 includes other income of $0.4 million compared to other income of $0.1 million in the third quarter of 2013 primarily related to net gains on foreign currency transactions and interest income.

We recorded income tax benefit of approximately $0.3 million in the third quarter of 2014 compared to a minimal income tax expense in the third quarter of 2013. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 74.8% and 47.8% in the quarters ending September 30, 2014 and 2013, respectively. The Company’s effective rate was higher in the three months ended September 30, 2014 compared to the comparable period of 2013 due to the generated tax benefits from U.S. operating losses at significantly higher rates more than offsetting the tax expense related to our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

As a result of the items outlined above, we generated a net loss of $0.1 million, and basic and diluted loss per share of $0.01 in the three months ended September 30, 2014 compared to a minimal net gain and basic and diluted earnings per share a year-ago.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Net revenues during the nine months ended September 30, 2014 decreased 5.9% to $66.7 million from $70.9 million during the nine months ended September 30, 2013.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Systems Integration	$44,500	$63,240
Managed Services	23,142	8,438
Total segment revenues	67,642	71,678
Eliminations	(930)	(813)
Total net revenues	$66,712	$70,865

Systems Integration

Sales of systems integration products and services decreased 29.6% to $44.5 million in 2014 from $63.2 million in 2013. Sales of cinema products and services decreased by $16.1 million as the industry changes to digital projection equipment continues to wind down as expected. In addition sales of lighting products decreased by $3.0 million. This decrease was driven by the completion of the World Trade Center project in 2013.

Managed Services

Sales of managed services products and services increased 174.3% to $23.1 million in 2014 from $8.4 million in 2013. Sales of products and services related to digital signage were $12.4 million in 2014 resulting from the October 2013 acquisition of Convergent. These sales were driven through the distribution of digital signage equipment as well as content creation, management and distribution. This was in addition to a $2.7 million increase in digital cinema service driven by non-recurring demand revenue and increased NOC contracts.

Export Revenues

Sales outside the United States (mainly systems integration sales) decreased to $22.1 million in 2014 from $23.1 million a year ago resulting primarily from decreased sales in Latin America and China partially offset by increased sales in Canada and Mexico. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased 4.9% to $12.5 million in 2014 from $11.9 million a year-ago, and increased as a percentage of total revenues to 18.8% from 16.8% in 2013. Gross profit in the systems integration segment decreased to $8.2 million in 2014 from $9.8 million in 2013, but increased as a percentage of sales to 18.5% in 2014 from 15.6% a year-ago. The decrease in gross margin dollars was driven by lower volume, but the increase in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $4.3 million or 18.5% as a percentage of revenues in 2014 compared to $2.0 million or 24.3% as a percentage of revenues in 2013. The increase in gross margin was driven by higher revenues through the acquisition of CMS, but the decrease in gross margin as a percentage of sales was driven by product mix and lower utilization of field technicians.

Selling Expenses

Selling expenses increased 91.3% to $4.9 million in 2014 compared to $2.6 million a year-ago and as a percentage of revenues increased to 7.4% from 3.6% a year-ago. The increase in selling expenses was primarily due to additional sales staff added as part of the Convergent acquisition partially offset by lower compensation related costs.

Administrative Expenses

Administrative expenses increased 30.8% to $9.8 million in 2014 from $7.5 million in 2013 and as a percent of total revenue increased to 14.7% in 2014 from 10.6% in 2013. The increase in expenses is primarily due to additional administrative expenses related to the acquisition of Convergent.

Other Financial Items

Our results for 2014 reflect a gain of approximately $0.1 million pertaining to our 44.4% share of equity in the loss from Digital Link II, LLC, compared to a loss of approximately $0.1 million in 2013.

Our results for 2014 include other income of $0.8 million primarily related to net gains on foreign currency transactions and interest income, compared to $0.6 million in 2013.

We recorded income tax benefit of approximately $0.9 million in 2014 compared to income tax expense of $0.5 million in 2013. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment earnings) was approximately 74.6% and 21.0% in the nine months ending September 30, 2014 and 2013, respectively. The Company’s effective rate was higher in the nine months ended September 30, 2014 compared to the comparable period of 2013 due to the generated tax benefits from U.S. operating losses at significantly higher rates more than offsetting the tax expense related to our Canadian operations, Strong/MDI Screen Systems, Inc., which has a lower tax rate.

As a result of the items outlined above, we generated net losses of approximately $0.3 million and basic and diluted losses per share of $0.02 in the nine months ended September 30, 2014 compared to earnings of $1.9 million in 2013 and basic and diluted earnings per share of $0.13 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $24.0 million compared to $28.8 million at December 31, 2013.

We are party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) which was renewed on June 20, 2014. The borrowings from the Credit Agreement will primarily be used for working capital purposes and for other general corporate purposes.  The Company’s accounts receivable, general intangibles and inventory secure the Credit Agreement.  Since inception of the agreement, no amounts have been borrowed on the Credit Agreement. At September 30, 2014, the Company had availability of $20 million.

During the 4th quarter of 2013 the Company determined that it would no longer indefinitely reinvest $12.0 million of accumulated earnings in Canada. The Company repatriated that $12 million during the second quarter. As of September 30, 2014, $7.5 million of the $24.0 million of cash and cash equivalents was held by our foreign subsidiaries. The Company intends to indefinitely reinvest the remaining accumulated earnings in its foreign subsidiaries and has not accrued U.S. taxes on those earnings. If these funds are needed for our operations in the U.S. we would be required to accrue and pay U.S. income taxes and foreign taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used by operating activities was $3.3 million in the first nine months of 2014, which included a net loss of $0.3 million, offset by non-cash charges (benefits) deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $0.5 million. Changes in working capital used cash from operating activities of $3.5 million, primarily due to decreases in accounts payables, accrued expenses and income taxes, partially offset by a decrease in accounts receivable. Accounts receivable decreased $6.0 million due to collections of the higher sales volume of the prior 2013 quarter compared to the third quarter of 2014. Accounts payable balances decreased $2.0 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2013. The balance of current income taxes recoverable decreased cash provided by operating activities by $2.9 million due to the tax benefits generated from 2014 U.S. operating losses.

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

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $1.0 million in 2014 compared to $19.4 million in 2013. The cash used in investing activities in 2014 was primarily for capital expenditures. The cash used in investing activities in 2013 included a deposit of $17.4 million for the acquisition of Convergent, $1.7 million for the acquisition of Elite and $0.2 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing was minimal in 2014 and 2013.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertain to our subsidiaries in Canada and China. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. For the nine months ended September 30, 2014 we recorded $0.1 million in realized and unrealized losses associated with these contracts in our condensed consolidated statement of income. This compares to minimal gains in the comparative period of 2013.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

	Total	Remaining in 2014	One to Three Years	Three to Five Years	Thereafter
	(in thousands)
Postretirement benefits	$129	$4	$38	$31	$56
Capital leases	157	14	114	29	—
Operating leases	4,176	246	1,279	963	1,688
Contractual cash obligations	$4,462	$264	$1,431	$1,023	$1,744

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

The schedule above excludes the approximately $0.03 million accrued for unrecognized tax benefits in the financial statements as tax liability, including interest and penalties, in accordance with ASC 740-10 as of September 30, 2014.  Amounts for which the year of settlement occurs cannot be reasonably estimated.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.  As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the period ended September 30, 2014 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.  See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2013.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.  There were no significant changes in our critical accounting policies during the nine months ended September 30, 2014.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of September 30, 2014. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange — Exposures to transactions denominated in a currency other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions.  At September 30, 2014, we had no outstanding foreign currency forward contracts.

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

BALLANTYNE STRONG, INC.

By:	/s/ GARY L. CAVEY	By:	/s/ NATHAN D. LEGBAND
	Gary L. Cavey, President,		Nathan D. Legband,
	Chief Executive Officer and Director		Chief Financial Officer

Date:	November 7, 2014	Date:	November 7, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	12/7/06

3.2	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.1	12/7/06

3.3	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.2	12/7/06

3.4	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.3	12/7/06

3.5	Certificate of Amendment of Certificate of Incorporation	S-8	3.1.4	12/7/06

3.6	Ballantyne of Omaha, Inc. Bylaws	10-K	3.2	4/1/08

3.7	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.1	4/1/08

3.8	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.2	4/1/08

3.9	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.3	4/1/08

3.10	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	10-K	3.2.4	4/1/08

3.11	Fifth Amendment to Bylaws of Ballantyne of Omaha, Inc.			5/2/12

10.1	Third Amendment to Credit Agreement, dated June 20, 2014, by and between the company and Wells Fargo Bank, N.A.	8-K	4.1	6/25/14

10.2	$20,000,000 Revoloving Line of Credit Note, dated June 20, 2014, delivered by the Company to Wells Fargo Bank, N.A.	8-K	4.2	6/25/14

31.1	Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101

The following materials from Ballantyne Strong Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

					X