Form 10-K
period 2014-12-31
BALLANTYNE STRONG, INC.
filed 2015-03-06
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE MKT on June 30, 2014 was $58,846,579. The Company does not have any non-voting common equity. As of March 3, 2015, 14,092,129 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2015 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

We conduct our operations through two primary business segments: Managed Services and Systems Integration. Approximately 67%, 82%, and 91% of our sales were from the Systems Integration segment for the years ended 2014, 2013, and 2012 respectively.

Strategy

Our strategy combines the following key elements:

Build Upon Digital Media Capabilities Added in the Convergent Acquisition to Generate a Growing Stream of Recurring Revenue. With the acquisition of Convergent, Ballantyne has established a strong foundation as a leading provider of digital media solutions. Through the Convergent subsidiary, the Company can offer end-to-end digital solutions that help our clients communicate more effectively with their customers. Our comprehensive service offerings span the entire lifecycle of a digital media campaign, from strategy and content development to systems installation and support. The back-end maintenance, monitoring and support functions in our digital media programs will provide a recurring source of revenue that is expected to reduce volatility in the Company’s earnings.

Expand Managed Services and Network Operations Center Within the Cinema Market and Penetrate Other Strategic Growth Markets. We have made significant investments in capital and technical resources over the past several years in strengthening our core service capabilities which include systems and network monitoring, installation and repair of equipment, cabling, and wiring. These strengths along with our strong customer relationships, will allow us to expand our core service offerings in a variety of vertical markets including the theater industry, retail, banking, and government installations through the utilization of the latest technologies. In addition, the technical capabilities within our Network Operations Center (“NOC”) allow us to meet industry demands for remote systems monitoring for digital equipment and back room operations into other adjacent markets.

Expand Product Sales Opportunities Through Multi-Pronged Approach. We offer cloud based video security solutions to enterprise customers in North America as a valued added reseller (“VAR”)for multiple manufacturers. We will capitalize on our strong customer relationships within the cinema market to sell digital solutions obtained through the acquisition of Convergent. We will bundle and aggressively cross sell all product and service offerings to existing market channels tapping into our solid customer relationships. We continue to look for new product offerings either through distribution channels or via in-house development that fit with our current product portfolio and markets.

Leverage Engineering and Project Management Expertise. We will leverage our engineering capabilities across all businesses to deliver user-friendly solutions to complex projects and products within the cinema and digital media markets. This strategy utilizes the growing strength of our technical expertise as a solution provider to our customers. As firmware and software increase in complexity, we see opportunity to simplify the existing and emerging technologies for our customers from deployment through daily operational management and servicing.

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

Products

Screens — We manufacture multiple standard and large format 2D and 3D screens for cinema and special venue applications through our ISO-certified manufacturing facility in Canada. There are certain digital 3D applications, such as the technology by RealD, that require unique “silver” screens that we manufacture. In addition, we purchased Peintures Elite, Inc. in 2013, the manufacturer of coatings that have been exclusive to our Company in the manufacture of our screens. This relatively small acquisition positioned us to retain the exclusive rights to this coating and continue producing our unique screens. We are constantly innovating to set new standards within the screen industry, and in 2013 we developed the new Premium HGA screen that diffuses light evenly over its entire surface, thereby reducing the formation of so-called “hot spots.”

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

Service & Maintenance — We supply digital installations and after-sale maintenance services. Our onsite technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely; they are certified to install and service digital and audio equipment for all manufacturers including the equipment of our competitors. We offer cabling, wiring, installation and maintenance services for digital menu boards and other digital equipment on ad hoc, as-needed basis. We also offer long-term contractual service packages for maintenance and repairs to a wide range of installed digital equipment for customers including equipment originally installed by our competitors. These long-term service packages provide our Company with recurring revenue.

Markets

Digital Out-of-Home – The Digital Out-of-Home (“DOOH”) advertising market is a subset of the overall OOH advertising market that includes in-store digital displays and interactive promotion kiosks. DOOH marketing campaigns consist of a network of digital displays that are centrally managed and target both mobile and captive customers outside the home. We are primarily focused on pursuing DOOH communication opportunities within the retail, banking, entertainment, healthcare and corporate markets.

Enterprise Video Solutions – The Enterprise Video Solutions (“EVS”) market consists of customers seeking corporate video communications, employee training and system monitoring solutions. We are primarily focused on pursuing EVS opportunities within the hospitality, government, banking, healthcare and corporate markets.

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

Competition

There are many players in the Digital Out-of-Home market who have expertise in integration. Some of the key players include Diversified Media Group and Christie Digital.

The competition in the cinema service industry for installation, after-sale maintenance, and NOC services is primarily driven by the two largest cinema service companies, Ballantyne and Christie Digital Cinema, although there are several other smaller scale providers in the cinema market.

Subsidiaries

As of December 31, 2014 we have six wholly-owned operational subsidiaries: Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex, Inc., Strong Westrex (Beijing) Trading Inc., Convergent Corporation and Convergent Media Systems Corporation

•	Strong Technical Services, Inc. performs service work for all of our products.

•	Strong/MDI Screen Systems, Inc. manufactures cinema screens and related accessories.

•	Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong.

•	Strong Westrex (Beijing) Trading Inc. a/k/a American West Beijing Trading Company, Ltd. is located in Beijing, China and is our sales and service business for China.

•	Convergent Corporation is a holding company of Convergent Media Systems Corporation.

•	Convergent Media Systems Corporation performs all digital signage solutions and services.

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

Employees

We employed 325 persons on a full-time basis at December 31, 2014. Of these employees, 93 were considered manufacturing, 128 were service related and 104 were considered sales and administrative. We are not a party to any collective bargaining agreement.

Executive Officers of the Company

Gary L. Cavey, age 65, has been our President, CEO and a member of the Board of Directors since November of 2010.

Christopher D. Stark, age 54, assumed the responsibilities of VP-Operations in May of 2007 and is currently Senior Vice President and Chief Operating Officer.

Ray F. Boegner, age 65, has been Senior Vice President since 1997. Mr. Boegner joined us in 1985 and has acted in various sales roles for our Company.

Nathan D. Legband, age 35, has been Vice President, Chief Financial Officer and Treasurer since September of 2014. Mr. Legband joined us in 2012 as the Corporate Controller.

David G. Anderson, age 60, serves as Senior Vice President, General Counsel and Secretary. Mr. Anderson assumed the roles in November of 2012.

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

A significant portion of our revenue in recent years has been generated from the theatre exhibition industry’s need for digital cinema equipment and service to support the industries transformation from film to digital equipment. This required the Company to commit substantial resources to the process of retrofitting existing theatre complexes by removing the film equipment and replacing it with digital equipment, and experienced significant financial gains from this work. With the completion of this digital conversion by North America theatre exhibitors, we will no longer be able to rely on that income as a major source of our earnings. If we are unable to expand our revenue streams with other products and services, our future growth would be significantly curtailed.

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

We continually review acquisition opportunities that will enhance our market position, expand our product lines and provide sufficient synergies. Any of the following risks associated with our past acquisitions or future acquisitions, individually or in aggregate, may have a material adverse effect on our business, financial condition, operating results or stock price:

●	difficulties in realizing anticipated financial or strategic benefits of such acquisitions,
●	diversion of capital from other uses and potential dilution of stockholder ownership,
●	risks of increased indebtedness,
●	significant capital expenditures may be required to integrate the acquisition into our operations,
●	disruption of our ongoing business or the ongoing acquired business, including impairment of relationships with our employees, distributors, suppliers or customers or those of the acquired companies,
●	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures,
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

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in part on our ability to enhance and improve our existing software platform, identify new software partners which will allow us to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our solution. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our solution is often an enterprise-wide decision and, may require us to provide even greater levels of education regarding the use and benefits of our solution and obtain support from multiple departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process that may need acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

The Company’s top ten customers accounted for approximately 38% of 2014 consolidated net revenues and were from the systems integration and managed services segments. Trade accounts receivable from these customers represented approximately 38% of net consolidated receivables at December 31, 2014. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has recorded deferred tax assets that are subject to annual valuation testing.

At December 31, 2014, we have recorded net deferred tax assets of $7.7 million. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse effect on our results of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly cinema) continue to be significant, accounting for approximately 35% of consolidated sales in fiscal 2014, which include $14.0 million of sales in China. This compared to 35% in 2013 of which $16.6 were generated in China. Foreign sales are subject to political and economic risks, including political instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates. A significant amount of our foreign sales are denominated in foreign currencies and amounted to $21.9 million in 2014. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency. We cannot assure that these factors will not adversely affect our foreign activities in the future.

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

Item 2. Properties

Our headquarters and NOC are located at 13710 FNB Parkway, Omaha, Nebraska, where we lease office space. The premises are used for offices and operating the NOC. The lease expires in April 2023. In addition, our subsidiaries owned or leased the following facilities as of December 31, 2014.

•

Our Strong/MDI Screen Systems, Inc. subsidiary owns a 75,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facilities are used for offices, manufacturing, assembly and distribution of the cinema screens. We believe this facility is well maintained and adequate for future needs.

•	Our Strong Westrex (Beijing) Trading Inc. subsidiary leases office space in Beijing. The lease expires August 2015.

•	We also lease office space in Hong Kong. The lease expires July 2015.

•

Our Convergent Media Systems Corporation subsidiary owns a 43,000 square-foot office facility in Alpharetta, Georgia. The facilities are used for offices and operating the NOC. Convergent also leases our distribution facility which is located at 975 Old Norcross Road, Suite D, Lawrenceville, Georgia, where we lease approximately 40,000 square feet. The lease expires in March 2016. The premises are used for distribution and manufacture of certain products. In addition, Convergent leases two office facilities in Toronto, Ontario, Canada. These leases expire in March 2018 and October 2019.

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

		High	Low
2014	First Quarter	$5.15	$4.46
	Second Quarter	4.89	3.76
	Third Quarter	4.69	3.65
	Fourth Quarter	4.50	3.79

2013	First Quarter	$4.29	$3.25
	Second Quarter	4.80	3.91
	Third Quarter	4.53	3.97
	Fourth Quarter	5.15	4.10

2012	First Quarter	$5.37	$4.06
	Second Quarter	6.48	5.26
	Third Quarter	6.02	4.03
	Fourth Quarter	4.54	3.09

According to the records of our transfer agent, we had 144 stockholders of record of our common stock on March 3, 2015. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The last reported per share sale price for the common stock on March 3, 2015 was $4.67. We had 14,092,129 shares of common stock outstanding on March 3, 2015.

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

Equity Compensation Plan Information

The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	131,500	4.50	241,800	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	131,500	4.50	241,800	(1)

(1)           Includes 241,800 securities for our 2010 Long-Term Incentive Plan.

PERFORMANCE GRAPH

The following graph compares Ballantyne’s cumulative total stockholder return over the last five fiscal years with the cumulative total returns of the New York Stock Exchange Composite Index (“NYSE”), the Russell 2000 Index and the Research Data Group, Inc. (“RDG”) SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2009, and assumes reinvestment of all dividends.

	12/09	12/10	12/11	12/12	12/13	12/14

Ballantyne Strong, Inc.	100.00	208.31	109.65	88.47	124.13	110.99
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NYSE Composite	100.00	113.39	109.04	126.47	159.71	170.49
RDG SmallCap Technology	100.00	124.53	97.01	94.60	116.41	101.03

Copyright © 2014 2014 Russell Investment Group. All rights reserved.

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2014, 2013, and 2012, and the selected balance sheet data at December 31, 2014 and 2013, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data at December 31, 2012, 2011, and 2010, are derived from audited consolidated financial statements not included herein.  The Company has made acquisitions during the five years covered by the selected statement financial data.  See Note 3 to the Company's consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of operations data
Net revenue	$95,086	$103,610	$169,084	$184,433	$136,335
Gross profit	$18,160	$16,845	$22,594	$30,213	$24,739
Net earnings (loss)	$(4)	$163	$5,542	$10,347	$8,434
Net earnings per share
Basic	$0.00	$0.01	$0.39	$0.72	$0.60
Diluted	$0.00	$0.01	$0.39	$0.71	$0.59
Balance sheet data
Working capital	$44,730	$48,661	$56,897	$50,504	$40,400
Total assets	$90,070	$95,444	$99,546	$113,456	$92,031
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$65,462	$66,456	$66,916	$63,223	$52,376

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 67% of fiscal year 2014 revenues were from systems integration and approximately 33% were from managed services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

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

	Years Ended December 31,
	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%
Cost of revenues	80.9	83.7	86.6
Gross profit	19.1	16.3	13.4
Selling and administrative expenses(1)	21.0	14.7	9.4
Income from operations	(1.9)	0.2	4.7
Net earnings	0.0	0.2	3.3

(1)	Amounts for the years ended December 31, 2013 and 2012 exclude severance and site closure charges of $1.5 million and $0.1 million, respectively

Restructuring Activities

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Lawrenceville, Georgia. In 2013, the Company recorded $1.5 million in severance costs it expected to incur as part of the integration of CMS and for site closure of the Omaha warehouse. The restructuring initiative is expected to be completed during the first quarter of 2015.

2014 Compared to 2013

Revenues

Net revenues during the year ended December 31, 2014 decreased 8.2% to $95.1 million from $103.6 million in the year ended December 31, 2013.

	2014	2013
	(in thousands)
Systems Integration	$63,781	$85,451
Managed Services	32,494	19,105
Total segment revenues	96,275	104,556
Eliminations	(1,189)	(946)
Total net revenues	$95,086	$103,610

Systems Integration

Sales of systems integration products and services decreased 25.4% to $63.8 million in 2014 from $85.5 million in 2013. Sales of digital cinema products and services decreased by $22.8 million as the industry conversion to digital projection equipment continues to wind down as expected. In addition sales of lighting products decreased $2.7 million. This was partially offset by an increase in screen sales of $3.0 million.

Managed Services

Sales of managed services products and services increased 70.2% to $32.5 million in 2014 from $19.1 million in 2013. This reflects twelve months of ownership of Convergent in 2014 versus three months in 2013, accounting for $11.2 million of the increase. In addition we had an increase of $2.2 million in digital cinema service due to increased on-demand service and NOC contract revenue.

Foreign Revenues

Sales outside the United States (primarily from the systems integration segment) decreased to $32.9 million in 2014 from $36.3 million in 2013. This was driven by decreased sales in China and South America offset by increased sales in Canada and Mexico.  Export sales fluctuations in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit increased 8.3% to $18.2 million in 2014 from $16.8 million in 2013 and as a percent of total revenue increased to 19.1% in 2014 from 16.3% in 2013.

Gross profit in the systems integration segment decreased to $12.2 million from $12.7 million in 2013 but increased as a percentage of systems integration revenues to 19.1% from 14.8% a year-ago. The decrease in gross profit was driven by lower revenues in digital equipment sales as the digital roll out continued to wind down as expected. However, gross margin as a percentage of revenue increased as digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales.

Gross profit in the managed services segment amounted to $6.0 million or 18.4% as a percentage of revenues in 2014 compared to $4.2 million or 21.9% as a percentage of revenues in 2013. Twelve months of ownership of CMS in 2014 versus three months of ownership in 2013 caused the increase, which was partially offset by decreases in lower revenues for cinema service. However, gross margin as a percentage of managed services revenues decreased primarily due to the CMS acquisition as CMS media solutions carry a lower gross margin than other offerings in the managed services segment as the revenue stream includes sale of equipment that carries lower margin.

Selling Expenses

Selling expenses increased 82.5% to $7.2 million in 2014 from $4.0 million in 2013 and as a percentage of revenues increased to 7.6% from 3.8% a year-ago. The increase in selling expenses is due to the ownership of CMS for 12 months in 2014 versus the three months of ownership in 2013. In addition the company has invested in growing and developing the sales and business development functions that were not in place at the date of acquisition of CMS.

General and Administrative Expenses

General and administrative expenses decreased 0.3% to $12.7 million in 2014 from $12.8 million in 2013 and amounted to 13.4% and 12.3% of revenues, respectively. Excluding the restructuring charges of $1.5 million in 2013, general and administrative expenses increased to $12.7 million or 13.4% of revenues from $11.3 million or 10.9% of revenues. The increase is due to the ownership of CMS for 12 months in 2014 versus the three months of ownership in 2013, coupled with the decrease in revenue. The increase was partially offset by a reduction in incentive based compensation in 2014.

Segment Operating Income

We generated operating income in the systems integration segment of $6.1 million in 2014 compared to $7.9 million in 2013. This decrease was driven by the revenues from the sale of digital cinema products and services as the digital roll-out continued to wind down as expected.

The managed services segment generated minimal operating income in 2014 compared to operating income of $1.1 million in 2013. The decrease is due to increased costs associated with the ownership of CMS for 12 months in 2014 versus three months of ownership in 2013.

Other Financial Items

Interest income increased $0.3 million in 2014 to $0.7 million compared to $0.4 million in 2013. This increase is primarily due to a $0.2 million increase in interest income from the notes receivable. Additionally interest income on the lease receivables acquired as part of the acquisition of CMS increased $0.1 million compared to 2013 due to the ownership of CMS for 12 months in 2014 versus the 3 months of ownership in 2013. Other income of $0.6 million in 2014 and $0.5 million in 2013 reflects the impact of exchange gains and losses due primarily to the U.S. dollar fluctuating against the Canadian dollar from year-to-year.

We recorded income tax benefit of approximately $0.5 million in 2014 compared to income tax expense of $0.8 million in 2013. The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment income (losses)) was approximately 99.1% for 2014 and 82.9% for 2013. During 2014, the Company had accumulated earnings of $4.8 million in excess of what was determined to be permanently reinvested in Canada resulting in income taxes of $0.4 million. The effective tax rate differs from the statutory rates primarily as a result of differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

For the reasons outlined herein, we were essentially break even with and basic and diluted earnings per share of $0.00 in 2014, compared to net earnings of $0.2 million and basic and diluted earnings per share of $0.01 in 2013.

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

Managed Services

Sales of managed services products and services increased 18.7% to $19.1 million in 2013 from $16.1 million in 2012. Sales of products and services related to digital signage were $7.1 million in 2013 from the acquisition of Convergent. These sales were driven through the distribution of digital signage equipment as well as content creation, management and distribution. Convergent was acquired October 1, 2013. This was partially offset by a $4.1 million decrease in digital cinema service due to non-recurring installation revenue related to the industry change to digital projection equipment.

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

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2014 with total cash and cash equivalents of $22.5 million compared to $28.8 million at December 31, 2013. The Company believes that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet our projected capital needs for the foreseeable future.

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.41% at December 31, 2014). Interest is paid on a monthly basis. The Company pays a fee of 0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2015 at which time all unpaid principal and interest is due. Borrowings available under the Credit Agreement were $20.0 million at December 31, 2014. Since the inception of the Credit Agreement, no amounts have been borrowed.

The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants require the Company maintain a ratio of total liabilities to tangible net worth of less than 2 to 1, working capital of $20 million and beginning December 31, 2014 net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. At December 31, 2014, the Company did not meet the requirement for net income before taxes on a rolling 4-quarter basis to equal or exceed $1. The Company obtained a waiver from Wells Fargo for the December 31, 2014 covenant violation.

As of December 31, 2014, $9.2 million of the $22.5 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S. During 2013 the Company determined that $12 million of the cash in Canada would no longer be considered permanently reinvested and would be used for other corporate needs. The $12 million of cash was moved from Canada to the U.S. in 2014.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash used in operating activities was $3.7 million in 2014, which included break even net income, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $2.2 million. Changes in working capital decreased cash from operating activities by $1.4 million.  This is primarily due to a decrease in the balance of accounts payable and accrued expenses and an increase in deferred tax assets, partially offset by increases in customer deposits/deferred revenue.  Accounts payable balances decreased $3.7 million due to timing of payment for inventory purchases. Accrued expenses decreased $1.9 million due to the decrease in accruals related to compensation and benefits in addition to severance. This was partially offset by a decrease in customer deposits/deferred revenue of $1.2 million, which is consistent with the decrease in the Company’s revenues in 2014 compared to 2013.

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

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $1.9 million in 2014 primarily due to capital expenditures.

Net cash used in investing activities amounted to $19.3 million in 2013. Cash of $1.7 million and $17.4 million was used for the acquisitions of Elite and CMS, respectively, which was partially offset by $0.4 million of cash acquired. Capital expenditures in 2013 amounted to $0.5 million.

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

Cash Flows from Financing Activities

Net cash provided by financing in 2014 and 2013 was negligible.

Net cash used in financing amounted to $2.7 million in 2012, reflecting $2.8 million for the purchase of treasury stock, offset slightly for proceeds related to the stock purchase plan and certain tax benefits from share-based arrangements.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $(0.7) million, $(0.6) million, and $0.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Transactions with Related and Certain Other Parties

There were no transactions with related and certain other parties during 2014.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 38.4% of 2014 consolidated net revenues and were from the systems integration and managed services segments. Trade accounts receivable from these customers represented approximately 38.0% of net consolidated receivables at December 31, 2014. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable and notes receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Hedging and Trading Activities

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances, the Company may enter into foreign exchange contracts to manage a portion of this risk. For the year ended December 31, 2014, the Company recorded approximately $0.1 million of realized net losses associated with these contracts in its consolidated statement of operations.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Postretirement benefits	$135	$17	$39	$21	$58
Capital leases	$310	99	169	42	$—
Operating leases	$4,113	779	1,112	909	$1,313
Contractual cash obligations	$4,558	$895	$1,320	$972	$1,371

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

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to customer demand and the development of new technology, which could make our theatre, lighting, and digital media products obsolete, among other items. Management has managed these risks in the past and believes that it can manage them in the future; however, operating margins may suffer if they are unable to effectively manage these risks.

Income Taxes

Income taxes are accounted for under the asset and liability method. We use an estimate of our annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing whether the deferred tax assets are realizable management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014, we have recorded net deferred tax assets of $7.7 million. If it would be determined that some or all of these assets would not be realized, valuation reserves would be required which would have a material adverse affect on our results of operations.

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

Interest Rates—We have a variable interest rate credit facility, however, we have no outstanding balances as of December 31, 2014. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables bearing interest rates of 15% which are recorded at fair value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

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

A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.5 million.

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

/s/ Nathan D. Legband
Nathan D. Legband Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 6, 2015

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Balance Sheets
($ and shares in thousands except par values)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$22,491	$28,791
Accounts receivable (less allowance for doubtful accounts of $679 in 2014 and $703 in 2013)	20,266	20,047
Inventories, net	14,108	15,185
Recoverable income taxes	1,255	2,207
Deferred income taxes	3,541	2,264
Other current assets	2,956	3,609
Total current assets	64,617	72,103
Property, plant and equipment, net	13,914	14,721
Intangible assets, net	1,168	895
Goodwill	1,029	1,123
Notes receivable	2,985	2,497
Deferred income taxes	4,910	1,393
Other assets	1,447	2,712
Total assets	$90,070	$95,444
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,039	$12,844
Accrued expenses	4,366	6,236
Customer deposits/deferred revenue	5,473	3,474
Income tax payable	1,009	888
Total current liabilities	19,887	23,442
Deferred revenue	2,230	3,008
Deferred income taxes	715	790
Other accrued expenses, net of current portion	1,776	1,748
Total liabilities	24,608	28,988
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,809 and 16,741 shares at December 31, 2014 and December 31, 2013, respectively; 14,078 and 14,010 shares outstanding at December 31, 2014 and 2013, respectively	168	167
Additional paid-in capital	38,657	38,231
Accumulated other comprehensive income (loss):
Foreign currency translation	(2,325)	(959)
Postretirement benefit obligation	139	190
Retained earnings	47,062	47,066
	83,701	84,695
Less 2,731 of common shares in treasury, at December 31, 2014 and 2013, respectively, at cost	(18,239)	(18,239)
Total stockholders’ equity	65,462	66,456
Total liabilities and stockholders’ equity	$90,070	$95,444

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands except per share amounts)

	Years Ended December 31,
	2014	2013	2012

Net product sales	$70,360	$88,067	$154,493
Net service revenues	24,726	15,543	14,591
Total net revenues	95,086	103,610	169,084

Cost of products sold	60,106	75,171	135,174
Cost of services	16,820	11,594	11,316
Total cost of revenues	76,926	86,765	146,490
Gross profit	18,160	16,845	22,594
Selling and administrative expenses:
Selling	7,235	3,965	4,467
Administrative	12,740	12,773	11,456
Total selling and administrative expenses	19,975	16,738	15,923
Gain (loss) on sale or disposal of assets	10	(8)	1,332
Income from operations	(1,805)	99	8,003
Equity in income (loss) of joint venture	78	(25)	10
Other income:
Interest income	705	352	14
Interest expense	(48)	(2)	(47)
Other income (expense), net	601	527	170
Total other income	1,258	877	137
Earnings (loss) before income taxes	(469)	951	8,150
Income tax benefit (expense)	465	(788)	(2,608)
Net earnings (loss)	$(4)	$163	$5,542
Basic earnings per share	$0.00	$0.01	$0.39
Diluted earnings per share	$0.00	$0.01	$0.39
Weighted average shares outstanding:
Basic	14,061	13,999	14,038
Diluted	14,061	14,031	14,115

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2014	2013	2012

Net earnings (loss)	$(4)	$163	$5,542
Adjustment to postretirement benefit obligation:
Prior service credit	(27)	302	—
Net actuarial loss	(24)	(158)	(35)
Total adjustment to postretirement benefit obligation	(51)	144	(35)
Currency translation adjustment:
Unrealized net change arising during period	(1,366)	(1,228)	406
Other comprehensive gain (loss)	(1,417)	(1,084)	371
Comprehensive income (loss)	$(1,421)	$(921)	$5,913

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012
($ and shares in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	$167	$37,234	$41,361	$(15,483)	$(56)	$63,223
Net income	—	—	5,542	—	—	5,542
Other comprehensive gain	—	—	—	—	371	371
Treasury share purchase of 576 shares	—	—	—	(2,756)	—	(2,756)
Issuance of 112 shares of common stock under the restricted stock plans	—	213	—	—	—	213
Issuance of 2 shares of common stock under the employees stock purchase plan	—	7	—	—	—	7
Share-based compensation expense	—	316	—	—	—	316
Balance at December 31, 2012	167	37,770	46,903	(18,239)	315	66,916
Net income	—	—	163	—	—	163
Net other comprehensive loss	—	—	—	—	(1,084)	(1,084)
Issuance of 14 shares of common stock under the restricted stock plans	—	66	—		—	66
Issuance of 1 shares of common stock under the employees stock purchase plan	—	2	—	—	—	2
Share-based compensation expense	—	393	—	—	—	393
Balance at December 31, 2013	167	38,231	47,066	(18,239)	(769)	66,456
Net loss	—	—	(4)	—	—	(4)
Net other comprehensive loss	—	—	—	—	(1,417)	(1,417)
Issuance of 68 shares of common stock under the restricted stock plans	1	309	—	—	—	310
Share-based compensation expense	—	117	—	—	—	117
Balance at December 31, 2014	$168	$38,657	$47,062	$(18,239)	$(2,186)	$65,462

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net earnings (loss)	$(4)	$163	$5,542
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	92	273	626
Provision for obsolete inventory	(200)	(111)	(350)
Provision for warranty	—	430	538
Depreciation and amortization	1,924	1,511	1,268
Equity in (income) loss of joint venture	(78)	25	(10)
(Gain) loss on forward contracts	145	380	(145)
(Gain) loss on disposal or transfer of assets	(11)	8	(1,332)
Deferred income taxes	(4,533)	1,339	71
Share-based compensation expense	426	461	393
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled and notes receivable	759	8,932	6,402
Inventories	1,149	689	4,265
Other current assets	8	1,826	2,605
Accounts payable	(3,732)	(4,813)	(15,534)
Accrued expenses	(1,904)	(235)	572
Customer deposits/deferred revenue	1,229	(3,327)	(88)
Current income taxes	1,145	685	(5,382)
Other assets	(87)	268	130
Net cash provided by (used in) operating activities	(3,672)	8,504	(429)
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	(18,810)	—
Distribution from joint venture	—	—	2,509
Capital expenditures	(1,982)	(529)	(2,541)
Proceeds from sales of assets	57	5	3,334
Net cash provided by (used in) investing activities	(1,925)	(19,334)	3,302
Cash flows from financing activities:
Purchase of treasury stock	—	—	(2,756)
Proceeds from employee stock purchase plan	—	4	8
Payments on capital lease obligations	(14)	—	—
Excess tax benefits from share-based arrangements	(7)	16	2
Net cash provided by (used in) financing activities	(21)	20	(2,746)
Effect of exchange rate changes on cash and cash equivalents	(682)	(567)	152
Net increase (decrease) in cash and cash equivalents	(6,300)	(11,377)	279
Cash and cash equivalents at beginning of year	28,791	40,168	39,889
Cash and cash equivalents at end of year	$22,491	$28,791	$40,168
Supplemental disclosure of cash paid for:
Interest	$34	$27	$22
Income Taxes	$1,724	$961	$4,469
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$310	$—	$—

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except share and per share amounts)

1. Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex (Beijing) Trading Inc., Convergent Corporation and Convergent Media Systems Corporation designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens and lighting products; and provides managed services including monitoring of networked equipment to our customers. As of January 1, 2014 the legal entity Peintures Elite, Inc. was dissolved and consolidated into Strong/MDI Screen Systems, Inc.

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

Accounts, Financing and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level and bad debt expense to adjust accordingly.

Beginning in October 1, 2013, with our acquisition of CMS in our managed services segment, sales-type lease revenue arrangements are included in services revenue in the Consolidated Statements of Operations. The arrangements are primarily related to sales of digital displays and have original lease terms ranging from 3 to 5 years. For sales-type/finance leases, the Company records an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount the Company expects to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized in the period in which the declines occur. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of financing receivables which is estimated to be uncollectible based on historical experience, current economic conditions, and management’s evaluation of outstanding financing receivables. These factors may change over time causing the reserve level to adjust accordingly. There is currently no allowance for credit losses as management believes the entire balance will be collectible. The effective rate on these is 3.25%.

Notes receivables are recorded at estimated fair value at December 31, 2014 and accrue interest at 15%. The Company estimates allowances for doubtful accounts based on the Company’s best estimates of the amount of probable credit losses pertaining to the notes receivables, based on ongoing monitoring of the counterparty’s financial position and results of operations.

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

Digital projection equipment and lighting is provided to potential customers for consignment and demonstration purposes under customer use agreements. Revenues are subsequently recorded in accordance with the Company’s normal revenue recognition policies. Consignment inventory is reviewed for impairment by comparing the inventory to the estimated future usage and sales. Digital and lighting equipment on consignment amounted to approximately $0.3 million and $0.2 million at December 31, 2014 and 2013, respectively.

Business Combinations

The Company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions the Company normally obtains the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Intangible Assets

The Company’s amortizable intangibles consist of trademarks, customer relationships, software and product formulation. The Company evaluates its intangible assets for impairment when there is evidence that events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations.

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

Goodwill at December 31, 2014 was recorded in connection with the acquisition of Peintures Elite, Inc. in the third quarter of 2013. A qualitative assessment was performed for the year ended December 31, 2014 and it was determined no events had occurred since the acquisition that would indicate an impairment was more likely than not.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to approximately $0.2 million, $0.1 million and $0.01 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following tables present the Company's financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2014 and 2013.

Fair Values Measured on a Recurring Basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$22,491	$—	$—	$22,491
Notes Receivable	$—	$—	$2,985	$2,985

Fair Values Measured on a Recurring Basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$28,791	$—	$—	$28,791
Notes Receivable	$—	$—	$2,497	$2,497
Foreign Exchange Forward Contracts	$—	$10,934	$—	$10,934

Quantitative information about the Company's level 3 fair value measurements at December 31, 2014 is set forth below:

	Fair Value	Valuation Technique	Unobservable input	Range
	(in thousands)
Notes Receivable	$2,985	Discounted cash flow	Probability of Default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company's Notes Receivable fair value:

	2014	2013
	(in thousands)
Notes Receivable balance, beginning of period	$2,497	$2,232
Interest income accrued	488	265
Notes Receivable balance, end of period	$2,985	$2,497

The fair value of the foreign currency forward exchange contracts is measured based on the total amount of currency to be purchased and forward exchange rates as of the period end. See footnote 17 for additional information on the Company's foreign exchange contracts.

 The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During 2014, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

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

	2014	2013	2012
	( in thousands, except per share amounts)
Basic earnings (loss) per share:
Earnings applicable to common stock	$(4)	$163	$5,542
Weighted average common shares outstanding	14,061	13,999	14,038
Basic earnings per share	$0.00	$0.01	$0.39

Diluted earnings per share:
Earnings applicable to common stock	$(4)	$163	$5,542
Weighted average common shares outstanding	14,061	13,999	14,038
Assuming conversion of options and restricted stock awards outstanding	—	32	77
Weighted average common shares outstanding, as adjusted	14,061	14,031	14,115
Diluted earnings per share	$0.00	$0.01	$0.39

 Grants and options to purchase 181,500, 291,000 and 189,025 shares of common stock were outstanding as of December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per shares as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 141,936 options were excluded for the year ended December 31, 2014 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

Stock Compensation Plans

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted and shares issued under the employee stock purchase plan is calculated using the Black-Scholes option pricing model. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2014 and 2013.

Post-Retirement Benefits

The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the balance sheet, measures the plan’s assets and its obligations that determine its funded status as of December 31, 2014 and recognizes the changes in the funded status through comprehensive income in the year in which the changes occur.

Foreign Currency Translation

For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive income within the consolidated statements of comprehensive income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred. Undistributed earnings of the Company’s foreign subsidiaries totaling $4.8 million are considered to not be permanently reinvested and the applicable portion of accumulated other comprehensive income (loss) has been tax effected. The components of accumulated other comprehensive income (loss) related to the earnings of foreign subsidiaries that are considered to be indefinitely reinvested have not been tax effected.

Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm's OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer's warranty for digital products.  The Company accrues for these costs at the time of sale.  The following table summarizes warranty activity for the three years ended December 31, 2014.

	2014	2013	2012
	(in thousands)
Warranty accrual at beginning of period	$662	$770	$1,028
Charged to expense	332	349	416
Amounts written off, net of recoveries	(559)	(473)	(688)
Foreign currency translation adjustment	(12)	16	14
Warranty accrual at end of period	$423	$662	$770

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

	2013	2012
	(in thousands)
Revenue	$129,737	$211,758
Net income (loss)	$1,041	$5,140

Net income (loss) per share – basic	$0.07	$0.37
Net income (loss) per share – diluted	$0.07	$0.36

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

              The Company accounts for its investment by the equity method. Under this method, the Company recorded its proportionate share of LLC net income or loss based on the LLC’s financial statements for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. The LLC uses four 13-week periods for a total of 52 weeks to align its fiscal year end with that of its majority interest holder, RealD.

The Company’s portion of gain (loss), including the income described below, of the LLC was $0.08 million, $(0.02) million and $0.01 million for the years ended December 31, 2014, 2013 and 2012, respectively.

 In the past, the Company sold digital theatre projection equipment, in the normal course of business, to the LLC.  The LLC in turn provides and sells the digital projection equipment to third party customers under system use agreements or through sales agreements. Revenue recognized by the Company on the sale transaction to the LLC is limited by its 44.4% ownership in the joint venture which will be recognized upon sale of the equipment to the third parties. There were no sales to the LLC during 2014, 2013 and 2012.  However, the Company recognized $0.06 and $0.05 million of gross margin during 2013 and 2012, respectively, related to the LLC's sale of equipment to third parties.   The total receivable balance due from the LLC was insignificant at December 31, 2014 and 2013.

The company received no distributions from the LLC in 2014 or 2013. During the first quarter of 2012 the Company received a $1.5 million return of investment in the LLC. During the third quarter of 2012 the Company received a $1.0 million distribution from the LLC. The excess of the distribution received in the third quarter over the Company's carrying value in the LLC of approximately $0.7 million is included in accrued expenses. The distribution in excess of the carrying value will be deferred until the Company determines that future contributions to the LLC will not be required.

5. Inventories

Inventories consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Raw materials and components	$2,281	$3,891
Work in process	632	345
Finished goods	11,195	10,949
	$14,108	$15,185

The inventory balances are net of reserves of approximately $2.3 million and $1.9 million as of December 31, 2014 and 2013, respectively.

6. Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Land	$1,605	$1,611
Buildings and improvements	10,203	10,516
Machinery and equipment	4,227	4,589
Office furniture and fixtures	3,713	2,786
Total properties cost	19,748	19,502
Less accumulated depreciation	(5,834)	(4,781)
Net property, plant and equipment	$13,914	$14,721

Depreciation expense approximated $1.7 million, $1.4 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Restructuring Activities

2013 Convergent Related Restructuring

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. In 2013, the Company recorded $1.5 million in severance costs it expected to incur as part of the integration of CMS and for site closure of the Omaha warehouse. The restructuring initiative is expected to be completed during the first quarter of 2015.

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

 The following reconciles the activity in the restructuring related severance accruals for the years ended December 31, 2014, 2013, and 2012, which are included in accrued expenses:

	2013 Convergent related severance	2011 Corporate-wide Strategic Initiative	Total Restructuring
	(in thousands)
Balance, restructuring liability at December 31, 2011	$—	$963	$963
Severance expense included in administrative expenses	—	107	107
Severance paid	—	(982)	(982)
Balance, restructuring liability at December 31, 2012	—	88	88
Severance expense included in administrative expenses	1,417	—	1,417
Site closure costs included in administrative expenses	58	—	58
Severance paid	(579)	(88)	(667)
Balance, restructuring liability at December 31, 2013	896	—	896
Severance paid	(709)	—	(709)
Balance, restructuring liability at December 31, 2014	$187	$—	$187

8. Intangible Assets

Intangible assets consisted of the following at December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,556	$(1,538)	$18
Trademarks	3	210	(210)	—
Software	3	905	(144)	761
Software in development	3	16	—	16
Product Formulation	10	526	(153)	373
Total		$3,213	$(2,045)	$1,168

Intangible assets consisted of the following at December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,662	$(1,600)	$62
Trademarks	3	229	(229)	—
Software	3	234	(24)	210
Software in development	3	92	—	92
Product Formulation	10	573	(42)	531
Total		$2,790	$(1,895)	$895

During 2014, the Company incurred charges of $0.02 million to internally develop software that is still under development. During 2013, the Company recorded additional intangible assets including software of $0.2 million in connection with the CMS acquisition and product formulation of $0.6 million in connection with the Elite acquisition. During 2013 the Company incurred charges of $0.1 million for internally developed software that was still under development at December 31, 2013. Any other change in the cost and accumulated amortization of the identifiable assets was due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate. Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives.

The Company recorded amortization expense relating to other identifiable intangible assets of $0.3 million, $0.1 million and $0.2 million during each of the years ended December 31, 2014, 2013 and 2012, respectively.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
2015	$384
2016	330
2017	273
2018	68
2019	35
Thereafter	62

9. Goodwill

All of the Company’s goodwill is related to the Systems Integration segment. The following represents a summary of changes in the Company’s carrying amount of goodwill for the year ended December 31, 2014 (in thousands):

Balance as of December 31, 2012	$—
Acquisition of Peintures Elite, Inc.	1,163
Foreign currency translation	(40)
Balance as of December 31, 2013	1,123
Foreign currency translation	(94)
Balance as of December 31, 2014	$1,029

10. Accrued Expenses

The major components of current accrued expenses are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Employee related	$1,797	$2,900
Legal and professional fees	265	77
Lease expenses	86	—
Warranty obligation	423	662
Joint venture excess distributions	596	674
Interest and taxes	575	596
Post-retirement benefit obligation	17	17
Severance and benefits	303	838
Other	304	472
Total	$4,366	$6,236

The major components of long-term accrued expenses are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Post-retirement benefit obligation	$213	$197
Employee related	353	447
Rent and leasehold improvements	1,184	1,084
Other	26	20
Total	$1,776	$1,748

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 125 basis points (1.41% at December 31, 2014). Interest is paid on a monthly basis. The Company pays a fee of 0.15% per annum on any unused portion. The Credit Agreement expires on June 30, 2015 at which time all unpaid principal and interest is due. Borrowings available under the Credit Agreement were $20.0 million at December 31, 2014. Since the inception of the Credit Agreement, no amounts have been borrowed.

The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants require the Company maintain a ratio of total liabilities to tangible net worth of less than 2 to 1, working capital of $20 million and beginning December 31, 2014 net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. At December 31, 2014, the Company did not meet the requirement for net income before taxes on a rolling 4-quarter basis to equal or exceed $1. The Company obtained a waiver from Wells Fargo for the December 31, 2014 covenant violation.

12. Income Taxes

Income (loss) before income taxes consists of:

	2014	2013	2012
	(in thousands)
United States	$(9,774)	$(5,916)	$4,783
Foreign	9,305	6,867	3,367
	$(469)	$951	$8,150

Income tax expense (benefit) attributable to income from continuing operations consists of:

	2014	2013	2012
	(in thousands)
Federal:
Current	$592	$218	$1,257
Deferred	(3,333)	(1,141)	317
Total	(2,741)	(923)	1,574
State:
Current	316	(62)	153
Deferred	(589)	(86)	29
Total	(273)	(148)	182
Foreign:
Current	3,196	1,661	1,118
Deferred	(647)	198	(266)
Total	2,549	1,859	852
	$(465)	$788	$2,608

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from continuing operations as follows:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(in thousands)
Expected federal income tax expense (benefit)	$(160)	34.0	$323	34.0	$2,771	34.0
State income taxes, net of federal benefit	(153)	32.5	(88)	(9.3)	120	1.5
Foreign tax rates varying from 34%	(623)	132.7	(489)	(51.4)	(204)	(2.5)
Change in foreign reinvestment strategy	429	(91.4)	1,038	109.2	—	—
Other	42	(8.7)	4	0.4	(79)	(1.0)
Total	$(465)	99.1	$788	82.9	$2,608	32.0

Deferred tax assets and liabilities were comprised of the following:

	December 31
	2014	2013
	(in thousands)
Deferred tax assets:
Deferred revenue	$2,028	$1,662
Non-deductible accruals	528	554
Inventory reserves	768	583
Stock compensation expense	289	344
Warranty reserves	130	189
Uncollectible receivable reserves	231	259
Accrued group health insurance claims	120	141
Restructuring reserves	111	307
Net operating losses	646	91
Depreciation and amortization	707	449
Foreign tax credits	2,854	—
Accumulated other comprehensive income	276	—
Other	8	34
Net deferred tax assets	8,696	4,613
Deferred tax liabilities:
Depreciation and amortization	444	688
Equity in income (loss) of joint venture	(51)	20
Intangibles	238	—
Cash repatriation	329	1,038
Net deferred tax liabilities	960	1,746
Net deferred tax assets	$7,736	$2,867

The tax effect of the Company’s net operating loss carryforwards for Federal and state tax purposes total approximately $0.5 million at December 31, 2014, expiring at various times in 2023 through 2024, and $0.1 million in China at December 31, 2014, expiring at various times beginning 2018 through 2019. The Company has foreign tax credit carryforwards of approximately $2.9 million at December 31, 2014 that expire in 2024. The Company believes that it is more likely than not, with its projections of future taxable income and tax planning strategies, that the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $15.2 million at December 31, 2014 as these earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable. The company has recorded income taxes of $0.4 million on accumulated but undistributed earnings for foreign subsidiaries aggregating approximately $4.8 million at December 31, 2014 resulting in a deferred tax asset of $0.4 million. These earnings are not considered permanently reinvested in the business and will be transferred to the US as required by business needs.

The Company currently has an exam initiated for Federal purposes for the 2011 fiscal year. The Company has examinations not yet initiated for Federal purposes for fiscal years 2012 and 2013. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2014, 2013 and 2012. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2014 and $0.1 million as of December 31, 2013. The accruals largely relate to state tax matters.

13. Financing Receivable

The following table presents sales-type lease receivables.

	December 31, 2014	December 31, 2013
	(in thousands)
Investment in sales-type leases
Current	$1,372	$1,958
Noncurrent	1,383	2,652

At December 31, 2013 and 2014, there are no sales-type lease receivables that are past due.

Scheduled maturities of minimum lease payments outstanding at December 31, 2014, are as follows:

Years ending:	Scheduled Payments
(in thousands)
December 31, 2015	$1,372
December 31, 2016	1,185
December 31, 2017	198
Total	$2,755

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

	December 31, 2014	December 31, 2013
	(in thousands)
Extended warranty deferrals expected to be recognized within one year	$715	$629
Extended warranty deferrals expected to be recognized after one year	2,003	2,719
Total revenue deferred for extended warranty	$2,718	$3,348

16. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense included in selling and administrative expenses approximates the following:

	2014	2013	2012
	(in thousands)
Share based compensation expense	$426	$461	$393

Long-Term Incentive Plan

The Company's 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan was 600,000 shares. During 2014, the Company awarded no stock options and 172,500 restricted stock units under the 2010 Plan. During 2013, the Company awarded 22,500 options and 9,000 restricted stock shares under the 2010 Plan. During 2012, the Company awarded 139,000 options and 56,000 restricted stock units under the 2010 Plan. At December 31, 2014, 241,800 shares were reserved for granting under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 22,500 shares and 139,000 shares of the Company's common stock during 2013 and 2012.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a four-year period.

The weighted average grant date fair value of stock options granted in 2013 and 2012 was $1.85 and $2.51, respectively. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2013	2012
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	0.90%	1.30%
Expected stock price volatility	58.50%	57.00%
Expected life of options (in years)	5.5	6.0

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

The following table summarizes the Company’s activities with respect to its stock options:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	213,700	$5.42	7.84	26
Granted	—	—
Exercised	—	—
Forfeited	(32,200)	4.66
Outstanding at December 31, 2014	181,500	$5.56	6.77	$13
Exercisable at December 31, 2014	112,000	$6.24	6.55	$4

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on the date indicated.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding at December 31, 2014			Options Exercisable at December 31, 2014
Range of option exercise price	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price per option
$3.55 to $8.32	181,500	6.77	$5.56	112,000	6.55	$6.24

As of December 31, 2014, 69,500 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.1 million at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Plans

The Company’s 2005 Restricted Stock Plan (the “2005 Plan”) provides for the grant of restricted stock awards. A total of 250,000 shares were reserved for issuance under the 2005 Plan, which expired September 1, 2013. These shares are subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may impose. During 2013, the Company awarded 41,000 restricted shares under the 2005 Plan, which vest annually over a three year period. During 2012 the Company awarded 28,210 restricted shares under the 2005 Plan as partial payment under the Company’s 2010 Short-Term Incentive Plan. The shares issued in 2012 under the 2005 Plan vested and became unrestricted immediately.

The Ballantyne Strong, Inc. Non-Employee Director’s Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors, which expired on May 21, 2013. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan. During 2014, 2013 and 2012, the Company granted 41,760, 37,500 and 28,200 shares under the Non-Employee Plan. Shares issued under the Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance.

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

As noted above, the Company awarded a total of 214,260, 87,500 and 112,410 restricted stock units and restricted shares under the 2010 Plan, the 2005 Plan and the Non-Employee Plan during 2014, 2013 and 2012, respectively. The weighted average grant date fair value of restricted stock awarded in 2014, 2013 and 2012 was $3.86, $4.28 and $5.16, respectively. In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of the restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of December 31, 2014, the total unrecognized compensation cost related to non-vested restricted stock awarded was approximately $0.8 million which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes restricted stock activity:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	129,500	$4.42
Granted	214,260	3.86
Shares vested	(68,167)	4.54
Shares forfeited	(10,800)	4.39
Nonvested at December 31, 2014	264,793	$3.93

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

The estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plan was calculated using the Black- Scholes option pricing model using weighted average assumptions as follows:

	2013	2012
Expected dividend yield at date of grant	0.00%	0.00%
Expected stock price volatility	29.89%	15.90%
Risk-free interest rate	0.14%	0.15%
Expected term (in years)	1.0	1.0
Estimated grant date fair value	$0.93	$0.88

Compensation expense recorded during 2013 and 2012 related to the Employee Stock Purchase Plan was insignificant. At December 31, 2014, there was no unrecognized compensation cost.

17. Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges. The Company’s foreign exchange forward contracts expired in 2014.

The gross fair value of derivative instruments, none of which are designated as hedging instruments consisted of:

		Asset Derivatives
(in thousands)	Classification	December 31, 2014	December 31, 2013
Foreign exchange forward contracts	Other current assets	$—	$10,934

		Asset Derivatives
(in thousands)	Classification	December 31, 2014	December 31, 2013
Foreign exchange forward contracts	Other current liabilities	$—	$11,000

              The above fair values at December 31, 2013 result in an immaterial net liability.  All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  The Company recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

(in thousands)	Classification	2014	2013	2012
Foreign exchange forward contracts	Other Income (Loss)	$(145)	$(380)	$145

     See Note 2 for further information related to the Company’s foreign exchange forward contracts.

18. Compensation and Benefit Plans

Bonus Plans

The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the “Plan”). The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined in the Plan. The Company has recorded expenses related to the Plan of approximately zero, $0.4 million and $0.6 million in 2014, 2013 and 2012, respectively. The bonuses are generally paid through a distribution of cash and restricted stock.

Retirement Plan

The Company sponsors a defined contribution 401-K plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for two former executives and their spouses. The Company’s policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits were accrued over the employees’ service lives.

The following table sets forth the Plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Reconciliation of benefit obligation
Benefit obligation at January 1	$214	$347
Plan amendment	—	(302)
Interest cost	8	18
Benefits paid	(28)	(18)
Contributions by plan participants	4	4
Actuarial (gain) loss	32	165
Benefit obligation at December 31	230	214
Fair value of plan assets at December 31	—	—
Funded status at end of year	$(230)	$(214)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(17)	(17)
Noncurrent liabilities	(213)	(197)
Accumulated other comprehensive income	(139)	(190)
Net amount recognized	$(369)	$(404)

During the year ending December 31, 2013 there were changes in the plan resulting in gains of $0.3 million within other comprehensive income. Amounts recognized in accumulated other comprehensive income at December 31, 2014 and 2013 consists of:

	2014	2013
	(in thousands)
Prior service cost (credit)	$(278)	$(302)
Net actuarial gain	139	112
Total accumulated other comprehensive income	$(139)	$(190)

Net periodic benefit cost recognized in the years ended December 31, 2014, 2013 and 2012 was:

	2014	2013	2012
	(in thousands)
Interest cost	$8	$18	$13
Prior service credit	(24)	—	—
Amortization of gain	6	7	(3)
Net periodic benefit cost recognized	$(10)	$25	$10

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income in the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(in thousands)
Net actuarial gain	$33	$165	$32
Prior service cost for plan amendment	—	(302)	—
Prior service credit	24	—	—
Amortization of (gain) loss	(6)	(7)	3
Total recognized in accumulated other comprehensive income (loss)	$51	$(144)	$35
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$41	$(119)	$45

For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income into net periodic benefit cost to be recognized in the next fiscal year is expected to be insignificant.

Weighted average assumptions used to determine benefit obligations at December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
Discount rate	3.65%	4.45%	3.60%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	6.20%	6.50%	7.00%

Weighted average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Discount rate	4.45%	3.60%	4.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	6.50%	8.10%	8.00%

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	( in thousands)
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$34	$(29)

For measurement purposes, a 6.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually to 5.0% through 2019 and remain at that level thereafter. The Company expects to contribute $0.02 million to its postretirement benefit plan in 2015.

The benefits expected to be paid from the postretirement benefit plan are as follows:

	2015	2016	2017	2018	2019	2020-2024
	(in thousands)
Benefits expected to be paid	$17	$19	$20	$10	$11	$58

The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2014 and include estimated future employee service, if any.

19. Leases

The Company and its subsidiaries lease plant and office facilities, autos and equipment under operating leases expiring through 2023. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $1.0 million, $0.7 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also has capital leases for computer equipment. The capital lease obligations related to accrued expenses are included in accrued expenses on the balance sheet.

The Company’s future minimum lease payments are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2015	$99	$779
2016	99	596
2017	70	516
2018	42	456
2019	—	453
Thereafter	—	1,313
Total minimum lease payments	310	4,113
Less: Amount representing interest	25
Present value of minimum lease payments	285
Less: Current maturities	99
Capital lease obligations, net of current portion	$186

20. Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 38% of 2014 consolidated net revenues and were from the systems integration and managed services segments. Trade accounts receivable from these customers represented approximately 38% of net consolidated receivables at December 31, 2014.

Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2014 and 2013 are included in accrued expenses in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition at December 31, 2014.

21. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity in the different components of Accumulated Other Comprehensive Income (loss) for the three years ended December 31, 2014.

	Postretirement Benefit Obligation	Foreign Currency Translation	Total
	(in thousands)
Accumulated other comprehensive income (loss) at December 31, 2011	$81	$(137)	$(56)
Other comprehensive gain (loss)	(35)	406	371
Accumulated other comprehensive income at December 31, 2012	46	269	315
Other comprehensive gain (loss)	144	(1,228)	(1,084)
Accumulated other comprehensive income (loss) at December 31, 2013	190	(959)	(769)
Other comprehensive gain (loss)	(51)	(1,366)	(1,417)
Accumulated other comprehensive income (loss) at December 31, 2014	$139	$(2,325)	$(2,186)

22. Business Segment Information

As of December 31, 2014, the Company’s operations were conducted principally through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net Revenue:
Systems Integration	$63,781	$85,451	$154,686
Managed Services	32,494	19,105	16,092
Total segment net revenue	96,275	104,556	170,778
Eliminations	(1,189)	(946)	(1,694)
Total net revenue	95,086	103,610	169,084
Operating income (loss):
Systems Integration	6,119	7,864	11,994
Managed Services	(24)	1,100	2,477
Total segment operating income	6,095	8,964	14,471
Unallocated general and administrative expenses	(7,910)	(8,857)	(7,800)
Gain (loss) on sale or disposal of assets:
Systems Integration	$(3)	$(13)	$1,245
Managed Services	13	5	87
Total gain(loss) on sale or disposal of assets	10	(8)	1,332
Income (loss) from operations	(1,805)	99	8,003
Equity in income (loss) of joint venture – Systems Integration	$78	$(25)	$10
Other income(expense)
Systems Integration	$1,308	$825	$277
Managed Services	(50)	52	(140)
Total other income	$1,258	$877	$137
Income before taxes	$(469)	$951	$8,150

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Expenditures on capital equipment:
Systems Integration	$442	$370	$1,485
Managed Services	1,540	165	1,243
Total expenditures on capital equipment	$1,982	$535	$2,728

Depreciation, amortization and impairment:
Systems Integration	$1,208	$1,308	$1,129
Managed Services	716	203	139
Total depreciation, amortization and impairment	$1,924	$1,511	$1,268

	December 31,
	2014	2013
	(in thousands)
Identifiable assets
Systems Integration	$64,798	$67,839
Managed Services	25,272	27,605
Total	$90,070	$95,444

Summary by Geographical Area

	2014	2013	2012
	(in thousands)
Net revenue
United States	$62,149	$67,348	$137,105
China	14,010	16,580	15,697
South America	8,288	11,788	7,250
Canada	5,661	3,709	3,883
Mexico	2,718	1,254	1,458
Europe	1,189	1,216	721
Asia (excluding China)	910	843	2,341
Other	161	872	629
Total	$95,086	$103,610	$169,084

	December 31
	2014	2013
	(in thousands)
Identifiable assets
United States	$61,159	$51,882
Canada	18,849	28,463
China	7,002	9,573
Asia (excluding China)	3,060	5,526
Total	$90,070	$95,444

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

23. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2014 and 2013.

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenue	$22,021	$22,027	$22,664	$28,374	$27,621	$24,395	$18,855	$32,739
Gross profit	4,216	4,247	4,057	5,640	3,914	4,680	3,338	4,913
Net earnings (loss)	(594)	381	(109)	318	565	1,277	46	(1,725)
Basic and diluted earnings (loss) per share:
Basic(1)	(0.04)	0.03	(0.01)	0.02	0.04	0.09	0.00	(0.12)
Diluted(1)	(0.04)	0.03	(0.01)	0.02	0.04	0.09	0.00	(0.12)
Stock price:
High	5.15	4.89	4.69	4.50	4.29	4.80	4.53	5.15
Low	4.46	3.76	3.65	3.79	3.25	3.91	3.97	4.10

(1)	Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

24. Subsequent Events

There were no subsequent events following the balance sheet date for which accounting and disclosure in these financial statements is required.

Schedule II

Ballantyne Strong, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Acquisitions	Amounts Written off(1)	Foreign Exchange Translation	Balance at end of year
Allowance for doubtful accounts and notes receivable:
Year ended December 31, 2014	$703	$90	$—	$(110)	$(4)	$679
Year ended December 31, 2013	487	274	314	(364)	(8)	703
Year ended December 31, 2012	142	626	—	(283)	2	487
Inventory reserves:
Year ended December 31, 2014	$1,792	$470	$—	$(71)	$(1)	$2,190
Year ended December 31, 2013	1,494	323	597	(622)	—	1,792
Year ended December 31, 2012	2,515	1,205	—	(2,226)	—	1,494

(1)	The deductions from reserves are net of recoveries.

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

2. Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. Although the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the previous 1992 Framework, the new framework requires companies assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The company adopted the new framework in 2014.

3. Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

(b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

We have audited Ballantyne Strong, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related financial statement schedule and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, Nebraska
March 6, 2015

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015.

Item 11. Executive Compensation

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the Ballantyne Strong, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2014, 2013 and 2012.

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

Ballantyne Strong, Inc.

By:	/s/ Gary L. Cavey	By:	/s/ Nathan D. Legband
	Gary L. Cavey, President, Chief Executive Officer and Director		Nathan D. Legband, Chief Financial Officer

Date: March 6, 2015		Date: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Samuel C. Freitag (1)
Samuel C. Freitag, Chairman
Date:	March 6, 2015

By:	/s/ JAMES C. SHAY (1)
James C. Shay, Director
Date:	March 6, 2015

By:	/s/ Donde Plowman (1)
Donde Plowman, Director
Date:	March 6, 2015

By:	/s/ Marc E. LeBaron (1)
Marc E. LeBaron, Director
Date:	March 6, 2015

By:	/s/ D. Kyle Cerminara (1)
D. Kyle Cerminara, Director
Date:	March 6, 2015

By:	/s/ William F. Welsh, II (1)
William F. Welsh, II, Director
Date:	March 6, 2015

(1) By:	/s/ Nathan D. Legband
Nathan D. Legband, Attorney-In-Fact
Date:	March 6, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation as amended	S-8	3.1	December 7, 2006

3.1.1	First Amendment to the Certificate of Incorporation	S-8	3.1.1	December 7, 2006

3.1.2	Second Amendment to the Certificate of Incorporation	S-8	3.1.2	December 7, 2006

3.1.3	Third Amendment to the Certificate of Incorporation	S-8	3.1.3	December 7, 2006

3.1.4	Fourth Amendment to the Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.2	Bylaws of the Company	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of the Company	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of the Company	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to the Bylaws of the Company	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to the Bylaws of the Company	8-K	99.1	May 1, 2007

4.1	Credit Agreement, dated June 30, 2010 between the Company and Wells Fargo, N.A.	8-K	4.1	July 7, 2010

4.2	First Amendment to Credit Agreement, dated June 28, 2011, by and between the Company and Wells Fargo Bank, N.A	8-K	4.2	June 30, 2011

4.3	Second Amendment to Credit Agreement, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.3	May 11, 2012

4.4	Revolving Line of Credit Note, dated May 8, 2012, by and between the Company and Wells Fargo Bank, N.A.	8-K	4.4	May 11, 2012

10.1*	Ballantyne of Omaha, Inc. Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005

10.2*	Ballantyne of Omaha, Inc. 2005 Outside Directors’ Stock Option Plan	Schedule 14A	Appendix C	April 26, 2005

10.3*	Ballantyne of Omaha, Inc. Non-Employee Directors Restricted Stock Plan	Schedule 14A	Appendix A	April 21, 2008

10.4*	Ballantyne of Omaha, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Appendix B	April 26, 2005

10.5*	Amendment No. 4 to Executive Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5	May 14, 2010

10.5.1*	Employment Agreement dated September 23, 2009 between the Company and Mr. John Wilmers	10-Q	10.5.1	May 14, 2010

10.6*	2009 Short-Term Incentive Plan	10-Q	10.1	May 11, 2009

10.8	Operating Agreement of Digital Link II, LLC, dated March 6, 2007, between the Company and RealD	10-K	10.8	April 2, 2007

10.10	Authorized Digital Cinema Reseller Master Agreement dated January 21, 2010 between the Company and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.11	Definitive Agreement dated October 1, 2006 between the Company and NEC Viewtechnology Ltd.	10-Q	10.1	November 14, 2006

10.16*	Ballantyne of Omaha, Inc. Non-Employee Directors’ Restricted Stock Plan dated March 31, 2008	Schedule 14A	Appendix A	April 21, 2008

10.18*	Amendment No. 1 to the Ballantyne Strong, Inc. Non-Employee Directors Restricted Stock Plan dated May 21, 2009	10-K	10.18	March 23, 2010

10.21*	Ballantyne Strong, Inc. 2010 Long Term Incentive Plan	Schedule 14A	Exhibit A	April 20, 2010

10.22*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Employee Stock Purchase Plan	Schedule 14A	Exhibit B	April 20, 2010

10.23*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010

10.24	Asset Purchase Agreement between the Company and Gestion Noram Inc. dated June 29, 2010	10-Q	10.4	August 12, 2010

10.25*	Executive Employment Agreement between the Company and Gary L. Cavey dated November 1, 2010	10-Q	10.1	November 15, 2010

10.26*	Executive Employment Agreement between the Company and Mary A. Carstens dated July 26, 2011	10-Q	10.26	November 9, 2011

10.27*	Executive Employment Agreement between the Company and Ray F. Boegner dated February 14, 2012	10-Q	10.27	May 4, 2012

10.28*	Executive Employment Agreement between the Company and Christopher D. Stark dated December 20, 2013	8-K	10.28	December 24, 2013

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Strong Westrex (Beijing) Trading Inc.	China
e.	Convergent Corporation	Georgia
f.	Convergent Media Systems Corporation	Georgia

23	Consent of KPMG LLP	X

24	The Power of Attorney authorizing Gary L. Cavey and/Nathan D. Legband to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2014 on behalf of non-management directors	X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	X

101

The following materials from Ballantyne Strong’s, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

X

*	Management contract or compensatory plan.