Form 10-Q
period 2015-03-31
BALLANTYNE STRONG, INC.
filed 2015-05-11
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 7, 2015
Common Stock, $.01, par value	14,103,396 shares

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,882	$22,491
Accounts receivable (net of allowance for doubtful accounts of $690 and $679, respectively)	15,099	20,266
Inventories:
Finished goods, net	9,710	11,195
Work in process	512	632
Raw materials and components, net	1,860	2,281
Total inventories, net	12,082	14,108
Recoverable income taxes	147	1,255
Deferred income taxes	996	3,541
Other current assets	3,315	2,956
Total current assets	55,521	64,617
Property, plant and equipment (net of accumulated depreciation of $5,900 and $5,834, respectively)	13,755	13,914

Intangible assets, net	1,037	1,168
Goodwill	943	1,029
Notes receivable	3,121	2,985
Deferred income taxes	—	4,910
Other assets	1,145	1,447
Total assets	$75,522	$90,070

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,356	$9,039
Accrued expenses	4,932	4,366
Customer deposits/deferred revenue	4,266	5,473
Income tax payable	690	1,009
Total current liabilities	16,244	19,887
Deferred revenue	1,986	2,230
Deferred income taxes	1,583	715
Other accrued expenses, net of current portion	1,422	1,776
Total liabilities	21,235	24,608
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,834 and 16,809 shares at March 31, 2015 and December 31, 2014, respectively; 14,103 and 14,078 shares outstanding at March 31, 2015 and December 31, 2014, respectively	168	168
Additional paid-in capital	38,768	38,657
Accumulated other comprehensive income:
Foreign currency translation	(3,446)	(2,325)
Postretirement benefit obligations	139	139
Retained earnings	36,897	47,062
	72,526	83,701
Less 2,731 of common shares in treasury, at cost at March 31, 2015 and December 31, 2014	(18,239)	(18,239)
Total stockholders’ equity	54,287	65,462
Total liabilities and stockholders’ equity	$75,522	$90,070

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	2015	2014

Net product sales	$17,142	$14,834
Net service revenues	5,328	7,187
Total net revenues	22,470	22,021

Cost of products sold	14,795	12,450
Cost of services	3,414	5,355
Total cost of revenues	18,209	17,805
Gross profit	4,261	4,216
Selling and administrative expenses:
Selling	1,677	1,546
Administrative	3,799	3,893
Total selling and administrative expenses	5,476	5,439
Gain on sale or disposal of assets	2	7
Loss from operations	(1,213)	(1,216)
Equity in income of joint venture	—	95
Other income (expense):
Interest income	164	177
Interest expense	(19)	(9)
Other income, net	645	209
Total other income	790	377
Loss before income taxes	(423)	(744)
Income tax (expense) benefit	(9,741)	150
Net loss	$(10,164)	$(594)
Basic loss per share	$(0.72)	$(0.04)
Diluted loss per share	$(0.72)	$(0.04)
Weighted average shares outstanding:
Basic	14,091	14,026
Diluted	14,091	14,026

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014
Net loss	$(10,164)	$(594)
Currency translation adjustment
Unrealized net change arising during period	(1,121)	(1,030)
Other comprehensive loss	(1,121)	(1,030)
Comprehensive loss	$(11,285)	$(1,624)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(10,164)	$(594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	18	69
Provision for obsolete inventory	(49)	(8)
Provision for warranty	99	(134)
Depreciation and amortization	569	434
Equity in income of joint venture	—	(95)
Loss on forward contracts	—	348
Gain on disposal or transfer of assets	(2)	(7)
Deferred income taxes	8,692	519
Share-based compensation expense	111	101
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled and notes receivable	5,062	3,709
Inventories	1,920	(179)
Other current assets	(410)	(200)
Accounts payable	(2,651)	(3,314)
Accrued expenses	(480)	(1,343)
Customer deposits/deferred revenue	(1,448)	(208)
Current income taxes	849	(1,599)
Other assets	10	(56)
Net cash provided by (used in) operating activities	2,126	(2,557)
Cash flows from investing activities:
Capital expenditures	(161)	(258)
Proceeds from sales of assets	5	56
Net cash used in investing activities	(156)	(202)
Cash flows from financing activities:
Payments on capital lease obligations	(14)	—
Excess tax benefits from share-based arrangements	19	—
Net cash provided by financing activities	5	—
Effect of exchange rate changes on cash and cash equivalents	(584)	(541)
Net increase (decrease) in cash and cash equivalents	1,391	(3,300)
Cash and cash equivalents at beginning of period	22,491	28,791
Cash and cash equivalents at end of period	$23,882	$25,491
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$226	$—

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.  The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Fair values measured on a recurring basis at March 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$23,882	$—	$—	$23,882
Notes receivable	$—	$—	$3,121	$3,121

Fair values measured on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$22,491	$—	$—	$22,491
Notes receivable	$—	$—	$2,985	$2,985

The notes receivable accrue interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2015 is set forth below:

$ in thousands	Fair Value at 3/31/2015	Valuation Technique	Unobservable input	Range
Note receivable	$3,121	Discounted cash flow	Probability of default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company’s notes receivable fair value:

	Three months ended March 31,
	2015	2014
	$ in thousands
Notes receivable balance, beginning of period	$2,985	$2,497
Interest income accrued	136	114
Notes receivable balance, end of period	$3,121	$2,611

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the quarter ended March 31, 2015 the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

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

3. Earnings (Loss) Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between basic and diluted loss per share:

	Three Months Ended March 31,
	2015	2014
(In thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(10,164)	$(594)
Basic weighted average common shares outstanding	14,091	14,026
Basic loss per share	$(0.72)	$(0.04)
Diluted loss per share:
Loss applicable to common stock	$(10,164)	$(594)
Basic weighted average common shares outstanding	14,091	14,026
Dilutive effect of stock options and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	14,091	14,026
Diluted loss per share	$(0.72)	$(0.04)

For the three months ended March 31, 2015 and 2014 options to purchase 181,500 and 50,000 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. For the three months ended March 31, 2015 and 2014 total of 78,943 restricted stock units and 48,486 restricted stock units, respectively were excluded as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

4. Warranty Reserves

The Company generally grants a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period.  In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products.  The Company accrues for these costs at the time of sale.  The following table summarizes warranty activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
(In thousands)
Warranty accrual at beginning of period	$423	$662
Charged to expense	112	36
Amounts written off, net of recoveries	(205)	(149)
Foreign currency adjustment	(8)	(5)
Warranty accrual at end of period	$322	$544

5. Intangible Assets

Intangible assets consisted of the following at March 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,458	$(1,451)	$7
Trademarks	3	192	(192)	—
Software	3	925	(216)	709
Product Formulation	10	482	(161)	321
Total		$3,057	$(2,020)	$1,037

Intangible assets consisted of the following at December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,556	$(1,538)	$18
Trademarks	3	210	(210)	—
Software	3	905	(144)	761
Software in development	3	16	—	16
Product Formulation	10	526	(153)	373
Total		$3,213	$(2,045)	$1,168

The Company recorded amortization expense relating to other identifiable intangible assets of $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
Remainder 2015	$280
2016	330
2017	275
2018	64
2019	32
Thereafter	56

6. Goodwill

      The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended March 31, 2015 (in thousands):

Balance as of December 31, 2014	$1,029
Foreign currency translation	(86)
Balance as of March 31, 2015	$943

7. Restructuring Activities

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. In 2013, the Company recorded $1.5 million in severance costs it expected to incur as part of the integration of CMS and for set closure of the Omaha warehouse. The restructuring initiative was completed in the first quarter of 2015.

The following table reconciles the beginning and ending restructuring balance for the quarter ended March 31, 2015, which are included in accrued expenses:

(in thousands)
Accrued liability at beginning of period	$187
Severance paid	(102)
Accrued liability at end of period	$85

8. Debt

The Company is a party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Company may request an increase in the Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to the approval of Wells Fargo. The borrowings from the Credit Agreement are to be used for working capital purposes and for other general corporate purposes. The Company’s accounts receivable, general intangibles and inventory secure the Credit Agreement.

The Credit Agreement expires on June 30, 2015 at which time all unpaid principal and interest is due. Borrowings available under the Credit Agreement were $20 million at March 31, 2015. Since the inception of the Credit Agreement, no amounts have been borrowed.

The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants require the Company maintain a ratio of total liabilities to tangible net worth of less than 2 to 1, minimum working capital of $20 million and net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. At March 31, 2015, the Company did not meet the requirement for net income before taxes on a rolling 4-quarter basis to equal or exceed $1. The Company obtained a waiver from Wells Fargo for the March 31, 2015 covenant violation. The Company received a reservation of rights letter (the “Letter”) from Wells Fargo on May 8, 2015. In the Letter, Wells Fargo declined to pursue any actions or remedies related to this specific instance of non-compliance with the Credit Agreement, however, Wells Fargo reserved the right to do so in the future.

9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $7.7 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2015.

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 2,302.8% and 20.2% for the quarters ended March 31, 2015 and 2014, respectively. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s estimated annual effective rate was higher for the quarter ended March 31, 2015 compared to the comparable period for 2014 due to the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets.

The Company currently has an exam initiated for Federal purposes for the 2011 fiscal year. The Company has examinations not yet initiated for Federal purposes for fiscal years 2012 and 2013. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations.

10. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. Share-based compensation expense included in selling and administrative expenses approximated $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During the three months ended March 31, 2015, the Company granted 27,500 restricted stock units under the 2010 Plan.

Options

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2015 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	181,500	$5.56	6.77	$13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2015	181,500	$5.56	6.56	$24
Exercisable at March 31, 2015	146,750	$5.82	6.46	$8

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2015.

As of March 31, 2015, the total unrecognized compensation cost related to stock option awards was approximately $0.1 million which is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding at March 31, 2015			Options Exercisable at March 31, 2015
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55 to 8.32	181,500	6.56	$5.56	146,750	6.46	$5.82

Restricted Stock Plans

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 200,000 shares are reserved for issuance under the Non-Employee Plan. During the three months ended March 31, 2015, the Company granted zero restricted shares under the Non-Employee Plan to the Board of Directors. Shares issued under the Non-Employee Plan vest the day preceding the Company’s 2015 Annual Meeting of Stockholders.

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

As of March 31, 2015, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.8 million which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2015:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2014	264,793	$3.93
Granted	27,500	4.24
Shares vested	(25,266)	4.13
Shares forfeited	(6,960)	4.31
Non-vested at March 31, 2015	260,067	$3.93

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

All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  We recognized in other income, the following realized and unrealized losses from foreign currency forward exchange contracts:

		Three Months Ended March 31,
(in thousands)	Classification	2015	2014
Foreign exchange forward contracts	Other Income (Loss)	$—	$(348)

12. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 44.1% of total consolidated net revenues for the three months ended March 31, 2015. Trade accounts receivable from these customers represented approximately 43.2% of net consolidated receivables at March 31, 2015. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for leases at March 31, 2015 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2015	$92	$559
2016	123	586
2017	94	506
2018	52	450
2019	—	446
Thereafter	—	1,308
Total minimum lease payments	361	3,855
Less: Amount representing interest	27
Present value of minimum lease payments	334
Less: Current maturities	118
Capital lease obligations, net of current portion	$216

13. Business Segment Information

As of March 31, 2015, the Company’s operations were conducted principally through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Three Months Ended March 31,
(In thousands)	2015	2014
Net revenue
Systems Integration	$15,747	$14,020
Managed Services	7,046	8,398
Total segment net revenue	22,793	22,418
Eliminations	323	397
Total net revenue	22,470	22,021
Operating income (loss)
Systems Integration	1,793	830
Managed Services	(478)	473
Total segment operating income	1,315	1,303
Unallocated general and administrative expenses	(2,530)	(2,526)
Interest, net	145	168
Gain on sale of assets	2	7
Equity in income of joint venture	—	95
Other income, net	645	209
Loss before income taxes	$(423)	$(744)

(In thousands)	March 31, 2015	December 31, 2014
Identifiable assets
Systems Integration	$54,628	$64,798
Managed Services	20,894	25,272
Total	$75,522	$90,070

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2015	2014
Net revenue
United States	$13,899	$15,168
China	4,105	3,327
Latin America	1,936	1,551
Canada	1,250	1,457
Europe	598	180
Mexico	582	312
Asia (excluding China)	45	25
Other	55	1
Total	$22,470	$22,021

(In thousands)	March 31, 2015	December 31, 2014
Identifiable assets
United States	$47,076	$61,159
Canada	19,435	18,849
China	6,290	7,002
Asia (excluding China)	2,721	3,060
Total	$75,522	$90,070

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 69% of our revenues for the quarter ended March 31, 2015 were from Systems Integration and approximately 31% were from Managed Services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Net revenues during the three months ended March 31, 2015 increased 2.0% to $22.5 million from $22.0 million during the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Systems Integration	$15,747	$14,020
Managed Services	7,046	8,398
Total segment revenues	22,793	22,418
Eliminations	323	397
Total net revenues	$22,470	$22,021

Systems Integration

Sales of systems integration products and services increased 12.3% to $15.7 million in 2015 from $14.0 million in 2014, primarily driven by increased sales of screen products.

Managed Services

Sales of managed services products and services decreased 16.1% to $7.0 million in 2015 from $8.4 million in 2014. Sales of products and services related to digital signage as well as content creation, management and distribution decreased $0.3 million while sales of digital cinema service decreased $1.1 million.

Export Revenues

Sales outside the United States (primarily from systems integration segment) increased to $8.6 million in 2015 from $6.9 million in 2014.This was driven by increased sales in China, Europe, Mexico and South America.  Export sales fluctuations in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales.  Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit was $4.2 million in 2015 and 2014, gross profit as a percent of revenue was 19.0% and 19.1% in 2015 and 2014, respectively. Gross profit in the systems integration segment increased to $3.1 million in 2015 from $2.2 million in 2014 and increased as a percentage of sales to 19.9% in 2015 from 15.5% in 2014. The increase in gross margin dollars was driven by higher volume and product mix.

The gross profit in the managed services segment decreased to $1.1 million or 15.9% as a percentage of revenues in 2015 from $2.0 million or 24.3% as a percentage of revenues in 2014. The decrease in gross margin was driven by lower volume, which drives lower utilization of field technicians and other direct support personnel.

Selling Expenses

Selling expenses increased 8.5% to $1.7 million in the first quarter of 2015 compared to $1.5 million a year-ago and as a percentage of revenues increased to 7.5% from 7.0% a year-ago. The increase in selling expenses was primarily due to additional sales staff added as part of the Managed Services segment.

Administrative Expenses

Administrative expenses decreased 2.4% to $3.8 million in 2015 from $3.9 million in 2014 and as a percent of total revenue decreased to 16.9% in 2015 from 17.7% in 2014. The decrease in expenses is primarily due to lower compensation related costs.

Other Financial Items

The first quarters of 2015 and 2014 each include other income of $0.6 million and $0.2 million, respectively primarily related to net gains on foreign currency translation.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $7.7 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2015.

The effective tax rate (calculated as a ratio of income tax expense to pretax earnings, inclusive of equity method investment losses) was approximately 2,302.8% and 20.2% for the quarters ended March 31, 2015 and 2014, respectively. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s estimated annual effective rate was higher for the quarter ended March 31, 2015 compared to the comparable period for 2014 due to the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets.

As a result of the items outlined above, we generated a net loss of approximately $10.2 million and basic and diluted loss per share of $0.72 in 2015 compared to net loss of $0.6 million during 2014 and basic and diluted loss per share of $0.04 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $23.9 million compared to $22.5 million at December 31, 2014.

We are a party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Company may request an increase in the Credit Agreement of up to an additional $5 million; however, any advances on the additional $5 million are subject to the approval of Wells Fargo. The borrowings from the Credit Agreement are to be used for working capital purposes and for other general corporate purposes. Our accounts receivable, general intangibles and inventory secure the Credit Agreement.

The Credit Agreement expires on June 30, 2015 at which time all unpaid principal and interest is due. Borrowings available under the Credit Agreement were $20 million at March 31, 2015. Since the inception of the Credit Agreement, no amounts have been borrowed.

The Credit Agreement contains certain covenants, including those relating to our financial condition. The primary financial condition covenants require the Company maintain a ratio of total liabilities to tangible net worth of less than 2 to 1, minimum working capital of $20 million and net income before taxes of $1 on a rolling 4-quarter basis, as defined in the Credit Agreement. Other covenants pertain to items such as certain limits on incurring additional debt or lease obligations, certain limits on issuing guarantees and certain limits on loans, advances and investments with third parties. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable. At March 31, 2015, the Company did not meet the requirement for net income before taxes on a rolling 4-quarter basis to equal or exceed $1. The Company obtained a waiver from Wells Fargo for the March 31, 2015 covenant violation. The Company received a reservation of rights letter (the “Letter”) from Wells Fargo on May 8, 2015. In the Letter, Wells Fargo declined to pursue any actions or remedies related to this specific instance of non-compliance with the Credit Agreement, however, Wells Fargo reserved the right to do so in the future.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.1 million in the first quarter of 2015, which included a net loss of $10.2 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $9.5 million.   Changes in working capital benefitted cash from operating activities of $2.9 million, primarily due to decrease in accounts receivable, partially offset by a decrease in accounts payable. Accounts receivable balances decreased $5.1 million due to decreased sales in the first quarter of 2015 compared to the last quarter of 2014. Accounts payable balances decreased $2.7 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2014.

Net cash used by operating activities was $2.6 million in the first quarter of 2014, which included a net loss of $0.6 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $1.2 million.   Changes in working capital used cash from operating activities of $3.2 million, primarily due to decreases in accounts payables, accrued expenses and income taxes, partially offset by a decrease in accounts receivable. Accounts payable balances decreased $3.3 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2013.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.2 million in 2015 compared to $0.2 million in 2014. The cash used in investing activities in 2015 and 2014 was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing in 2015 and 2014 was negligible.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. The Company’s foreign exchange forward contracts expired in 2014. For the three months ended March 31, 2014 the Company recorded realized and unrealized losses of $0.3 million associated with these contracts in our condensed statement of income.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2015	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	$135	$17	$39	$21	$58
Capital leases	361	92	217	52	—
Operating leases	3,855	559	1,092	896	1,308
Contractual cash obligations	$4,351	$668	$1,348	$969	$1,366

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2014. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2015.

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

Interest Rates — We have a variable interest rate credit facility, however, we have no outstanding balances as of March 31, 2015. If we would borrow up to the maximum amount available under these facilities, a one percent increase in the interest rate would increase interest expense by $0.2 million per annum. Interest rate risks from our other interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables bearing interest rates of 15% and are recorded at fair market value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

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

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is (1) accumulated and communicated to management, including the Company’s President and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 6. Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ CHRISTOPHER D. STARK	By:	/s/ NATHAN D. LEGBAND
	Christopher D. Stark, President,		Nathan D. Legband, Chief Financial Officer

Date:	May 11, 2015	Date:	May 11, 2015

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of President				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of President				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

33.1	Separation and Release Agreement, executed May 6, 2015, between Ballantyne Strong, Inc. and Gary L. Cavey	8-K	10.1	May 11, 2015

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

X