Form 10-Q
period 2015-06-30
BALLANTYNE STRONG, INC.
filed 2015-08-06
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 3, 2015
Common Stock, $.01, par value	14,137,896 shares

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,661	$22,491
Accounts receivable (net of allowance for doubtful accounts of $690 and $679, respectively)	13,323	20,266
Inventories:
Finished goods, net	10,590	11,195
Work in process	534	632
Raw materials and components, net	1,330	2,281
Total inventories, net	12,454	14,108
Recoverable income taxes	162	1,255
Deferred income taxes	963	3,541
Other current assets	3,253	2,956
Total current assets	54,816	64,617
Property, plant and equipment (net of accumulated depreciation of $6,088 and $5,834, respectively)	13,151	13,914
Intangible assets, net	941	1,168
Goodwill	956	1,029
Notes receivable	3,264	2,985
Deferred income taxes	—	4,910
Other assets	876	1,447
Total assets	$74,004	$90,070
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,881	$9,039
Accrued expenses	5,389	4,366
Customer deposits/deferred revenue	5,034	5,473
Income tax payable	640	1,009
Total current liabilities	17,944	19,887
Deferred revenue	1,766	2,230
Deferred income taxes	1,633	715
Other accrued expenses, net of current portion	1,100	1,776
Total liabilities	22,443	24,608
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,869 and 16,809 shares at June 30, 2015 and December 31, 2014, respectively; 14,138 and 14,078 shares outstanding at June 30, 2015 and December 31, 2014, respectively	168	168
Additional paid-in capital	38,809	38,657
Accumulated other comprehensive income:
Foreign currency translation	(3,293)	(2,325)
Postretirement benefit obligations	139	139
Retained earnings	33,977	47,062
	69,800	83,701
Less 2,731 of common shares in treasury, at cost at June 30, 2015 and December 31, 2014	(18,239)	(18,239)
Total stockholders’ equity	51,561	65,462
Total liabilities and stockholders’ equity	$74,004	$90,070

See accompanying notes to condensed consolidated financial statements.

 Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net product sales	$15,114	$16,202	$32,249	$31,037
Net service revenues	4,609	5,825	9,938	13,011
Total net revenues	19,723	22,027	42,187	44,048
Cost of products sold	12,759	14,184	27,554	26,634
Cost of services	3,288	3,596	6,702	8,951
Total cost of revenues	16,047	17,780	34,256	35,585
Gross profit	3,676	4,247	7,931	8,463
Selling and administrative expenses:
Selling	1,442	1,559	3,120	3,104
Administrative	4,062	2,822	7,861	6,715
Total selling and administrative expenses	5,504	4,381	10,981	9,819
Gain (loss) on the sale or disposal of assets	(381)	2	(379)	8
Loss from operations	(2,209)	(132)	(3,429)	(1,348)
Equity income of joint venture	94	—	94	95
Other income (expense):
Interest income	167	182	331	359
Interest expense	(11)	(18)	(24)	(27)
Other income (expense), net	(65)	(123)	580	86
Total other income	91	41	887	418
Loss before income taxes	(2,024)	(91)	(2,448)	(835)
Income tax benefit (expense)	(895)	472	(10,636)	622
Net earnings (loss)	$(2,919)	$381	$(13,084)	$(213)
Basic earnings (loss) per share	$(0.21)	$0.03	$(0.93)	$(0.02)
Diluted earnings (loss) per share	$(0.21)	$0.03	$(0.93)	$(0.02)

Weighted average shares outstanding:
Basic	14,121	14,060	14,106	14,043
Diluted	14,121	14,106	14,106	14,043

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings (losses)	$(2,919)	$381	$(13,084)	$(213)
Currency translation adjustment:
Unrealized net change arising during period	153	627	(968)	(403)
Other comprehensive gain (loss)	153	627	(968)	(403)
Comprehensive income (loss)	$(2,766)	$1,008	$(14,052)	$(616)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(13,084)	$(213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	24	(17)
Provision for obsolete inventory	957	(39)
Provision for warranty	324	(195)
Depreciation and amortization	1,264	813
Equity in income of joint venture	(94)	(95)
Loss on forward contracts	—	145
(Gain) loss on disposal or transfer of assets	379	(8)
Deferred income taxes	8,813	(400)
Share-based compensation expense	151	200
Changes in operating assets and liabilities:
Accounts, unbilled and notes receivable	7,081	5,977
Inventories	440	818
Other current assets	(392)	98
Accounts payable	(2,129)	(3,781)
Accrued expenses	(569)	(1,618)
Customer deposits/deferred revenue	(904)	(353)
Current income taxes	778	(2,382)
Other assets	(126)	(90)
Net cash provided by (used in) operating activities	2,913	(1,140)

Cash flows from investing activities:
Capital expenditures	(240)	(536)
Proceeds from sale of assets	5	56
Net cash used in investing activities	(235)	(480)

Cash flows from financing activities:
Payments on capital lease obligations	(14)	—
Excess tax benefits from share-based arrangements	11	(6)
Net cash used in financing activities	(3)	(6)
Effect of exchange rate changes on cash and cash equivalents	(505)	(262)
Net increase (decrease) in cash and cash equivalents	2,170	(1,888)
Cash and cash equivalents at beginning of period	22,491	28,791
Cash and cash equivalents at end of period	$24,661	$26,903
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$226	$—

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

Fair Value of Financial and Derivative Instruments

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Fair Values Measured on a Recurring Basis at June 30, 2015:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$24,661	$—	$—	$24,661
Note Receivable	$—	$—	$3,264	$3,264

Fair Values Measured on a Recurring Basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$22,491	$—	$—	$22,491
Note Receivable	$—	$—	$2,985	$2,985

The notes receivable accrues interest at a rate of 15% per annum which is paid in accordance with an agreed-upon cash flow schedule.

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2015 is set forth below:

$ in thousands	Fair Value at 6/30/2015	Valuation Technique	Unobservable input	Range
Note Receivable	$3,264	Discounted cash flow	Probability of default	0%
			Prepayment rates	0%
			Loss severity	0%

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

The following table reconciles the beginning and ending balance of the Company’s Note Receivable fair value:

	Six months ended June 30,
	2015	2014
	$ in thousands
Note Receivable balance, beginning of period	$2,985	$2,497
Interest income accrued	279	233
Note Receivable balance, end of period	$3,264	$2,730

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  During the six months ended June 30, 2015 the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance was originally effective for the Company beginning January 1, 2017. However, in July 2015, the FASB approved a one year deferral of the update, resulting in an effective date of January 1, 2018 for the Company. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”).  ASU 2015-11 requires an entity utilizing the FIFO inventory method to change their measurement principle for inventory changes from the lower of cost or market to lower of cost and net realizable value. The guidance is effective for the Company beginning January 1, 2017. An entity must adopt this ASU prospectively and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not determined the effect of the standard on its ongoing financial reporting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands, except per share data)
Basic earnings per share:
Earnings (loss) applicable to common stock	$(2,919)	$381	$(13,084)	$(213)
Basic weighted average common shares outstanding	14,121	14,060	14,106	14,043
Basic earnings (loss) per share	$(0.21)	$0.03	$(0.93)	$(0.02)
Diluted earnings per share:
Earnings (loss) applicable to common stock	$(2,919)	$381	$(13,084)	$(213)
Basic weighted average common shares outstanding	14,121	14,060	14,106	14,043
Dilutive effect of stock options and restricted stock awards	—	46	—	—
Dilutive weighted average common shares outstanding	14,121	14,106	14,106	14,043
Diluted earnings (loss) per share	$(0.21)	$0.03	$(0.93)	$(0.02)

     For the three and six month periods ended June 30, 2015, options to purchase 151,700 shares of common stock respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.  For the three and six month periods ended June 30, 2015, restricted stock units of 66,694 and 72,179, respectively were excluded as their inclusion would be anti-dilutive, thereby decreasing the net loss per share. For the three and six month periods ended June 30, 2014, options to purchase 211,500 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 64,553 restricted stock units were excluded from the six month period ended June 30, 2014 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

4. Warranty Reserves

     Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured equipment and on selected repaired equipment for a one-year period. In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale or repair. The following table summarizes warranty activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands)
Warranty accrual at beginning of period	$322	$544	$423	$662
Charged to expense	226	51	338	87
Amounts written off, net of recoveries	(246)	(139)	(452)	(288)
Foreign currency adjustment	8	—	1	(5)
Warranty accrual at end of period	$310	$456	$310	$456

5. Intangible Assets

Intangible assets consisted of the following at June 30, 2015:

	Useful life			Gross	Accumulated amortization	Net
	(Years)			(in thousands)
Intangible assets subject to amortization:
Customer relationships	4	-	9	$1,473	$(1,473)	$—
Trademarks		3		195	(195)	—
Software		3		925	(287)	638
Product Formulation		10		488	(185)	303
Total				$3,081	$(2,140)	$941

Intangible assets consisted of the following at December 31, 2014:

	Useful life			Gross	Accumulated amortization	Net
	(Years)			(in thousands)
Intangible assets subject to amortization:
Customer relationships	4	-	9	$1,556	$(1,538)	$18
Trademarks		3		210	(210)	—
Software		3		905	(144)	761
Software in development		3		16	—	16
Product Formulation		10		526	(153)	373
Total				$3,213	$(2,045)	$1,168

The Company recorded amortization expense relating to other identifiable intangible assets of $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
Remainder 2015	$181
2016	331
2017	275
2018	64
2019	33
Thereafter	57

6. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended June 30, 2015:

(in thousands)
Balance as of December 31, 2014	$1,029
Foreign currency translation	(73)
Balance as of June 30, 2015	$956

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

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. Included in administrative expenses in the second quarter of 2015, are $0.7 million and $0.3 million of severance and lease termination costs the Company expects to incur as part of this restructuring plan.

The following table reconciles the beginning and ending restructuring balance for the six months ended June 30, 2015, which is included in accrued expenses:

	2015 Strategic Initiative	2013 Convergent Related Severance	Total Restructuring
		( in thousands)
Accrued liability at beginning of period	$-	$187	$187
Lease termination expense	313	-	313
Severance expense	695	-	695
Severance paid	(302)	(129)	(431)
Accrued liability at end of period	$706	$58	$764

8. Debt

The Company was party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement expired June 30, 2015. Since inception of the agreement, no amounts had been borrowed on the Credit Agreement.

9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $9.2 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2015. During the second quarter the valuation allowance increased $1.5 million.

The effective tax rate (calculated as a ratio of income tax expense/benefit to pretax earnings, inclusive of equity method investment losses) was approximately 44.2% and 434.5% for the three and six months ended June 30, 2015, respectively as compared to 518.7% and 74.5% for the three and six months ended June 30, 2014, respectively. The effective tax rate differs from the statutory rates for the three month periods ended June 30, 2015 and 2014 primarily as a result of the increase to the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets in 2015 and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s annual effective rate was higher in the six month period ended June 30, 2015 compared to the comparable period for 2014 primarily due to the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets.

The Company currently has an exam initiated for Federal purposes for the 2011 fiscal year. The Company has examinations not yet initiated for Federal purposes for fiscal years 2012 and 2013. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations.

10. Stock Compensation

     The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values.  Share-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.2 million for the three and six months, respectively ended June 30, 2015 and 2014.

Long-Term Incentive Plan

     The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units.  Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During the three month and six months ended June 30, 2015, the Company granted zero and 27,500 restricted stock units, respectively, under the 2010 Plan.

Options

     The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2015 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	181,500	$5.56	6.77	$13
Granted	—	—
Exercised	—	—
Forfeited	(99,000)	6.53
Outstanding at June 30, 2015	82,500	$4.39	6.80	$26
Exercisable at June 30, 2015	60,000	$4.41	6.77	$9

     The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on June 30, 2015.

As of June 30, 2015, the total unrecognized compensation cost related to stock option awards was approximately $29,000 which is expected to be recognized over a weighted average period of 0.6 years.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

			Options Outstanding at June 30, 2015			Options Exercisable at June 30, 2015
Range of option exercise price			Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55	to	4.70	82,500	6.80	$4.39	60,000	6.77	$4.41

Restricted Stock Plans

     The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 200,000 shares are reserved for issuance under the Non-Employee Plan. During the six months ended June 30, 2015, the Company granted 53,208 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company’s 2016 Annual Meeting of Stockholders.

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

As of June 30, 2015, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.6 million which is expected to be recognized over a weighted average period of 2.14 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2015:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2014	264,793	$3.93
Granted	80,708	4.42
Shares vested	(60,066)	4.25
Shares forfeited	(110,027)	3.84
Non-vested at June 30, 2015	175,408	$4.10

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

     All cash flows related to our foreign currency exchange contracts are classified as operating cash flows.  The Company recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification	2015	2014	2015	2014
Foreign exchange forward contracts	Other Income (Loss)	$—	$203	$—	$(145)

12.  Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 43.5% and 41.3% of total consolidated net revenues for the three and six months ended June 30, 2015, respectively. Trade accounts receivable from these customers represented approximately 50.8% of net consolidated receivables at June 30, 2015. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and services.

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

The Company’s future minimum lease payments for leases at June 30, 2015 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2015	$61	$373
2016	123	607
2017	94	507
2018	52	450
2019	—	447
Thereafter	—	1,308
Total minimum lease payments	330	$3,692
Less: Amount representing interest	24
Present value of minimum lease payments	306
Less: Current maturities	118
Capital lease obligations, net of current portion	$188

13.  Business Segment Information

As of June 30, 2015, the Company’s operations were conducted principally through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Net revenue
Systems Integration	$12,194	$14,755	$27,941	$28,775
Managed Services	7,798	7,575	14,844	15,973
Total segment revenue	19,992	22,330	42,785	44,748
Eliminations	(269)	(303)	(598)	(700)
Total net revenue	$19,723	$22,027	$42,187	$44,048

Operating Income (Loss)
Systems Integration	$1,065	$1,676	$2,858	$2,506
Managed Services	(120)	(70)	(598)	403
Total segment operating income	945	1,606	2,260	2,909
Unallocated general and administrative expenses	(2,773)	(1,740)	(5,310)	(4,265)
Interest, net	156	164	307	332
Gain (loss) on sale of assets	(381)	2	(379)	8
Equity income of joint venture	94	—	94	95
Other income (loss)	(65)	(123)	580	86
Loss before income taxes	$(2,024)	$(91)	$(2,448)	$(835)

(In thousands)	June 30, 2015	December 31, 2014
Identifiable assets
Systems Integration	$53,863	$64,798
Managed Services	20,141	25,272
Total	$74,004	$90,070

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net revenue
United States	$14,095	$15,031	$27,978	$30,199
China	2,830	2,685	6,936	6,011
Latin America	509	1,583	2,445	3,133
Canada	1,062	1,432	2,312	2,890
Mexico	797	970	1,379	1,282
Europe	173	162	771	343
Asia (excluding China)	20	132	65	157
Other	237	32	301	33
Total	$19,723	$22,027	$42,187	$44,048

(In thousands)	June 30, 2015	December 31, 2014
Identifiable assets
United States	$42,177	$61,159
Canada	21,775	18,849
China	7,464	7,002
Asia (excluding China)	2,588	3,060
Total	$74,004	$90,070

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 65% of revenues for the first six months of 2015 were from systems integration and approximately 35% were from managed services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Net revenues during the three months ended June 30, 2015 decreased 10.5% to $19.7 million from $22.0 million during the three months ended June 30, 2014.

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Systems Integration	$12,194	$14,755
Managed Services	7,798	7,575
Total segment revenues	19,992	22,330
Eliminations	(269)	(303)
Total net revenues	$19,723	$22,027

Systems Integration

Sales of systems integration products and services decreased 17.4% to $12.2 million in 2015 from $14.8 million in 2014. Sales of digital and analog cinema products and services decreased by $2.6 million as the industry change to digital projection equipment continues to wind down as expected.

Managed Services

Sales of managed services products and services increased 2.9% to $7.8 million in 2015 from $7.6 million in 2014. Sales of products and services related to digital signage as well as content creation, management and distribution increased $0.3 million.

Export Revenues

Sales outside the United States (mainly systems integration sales) decreased to $5.6 million in the second quarter of 2015 from $7.0 million a year ago resulting primarily from decreases sales in Latin America, Canada, and Mexico partially offset by increased sales in China. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 13.4% to $3.7 million in the second quarter of 2015 from $4.2 million a year-ago, and decreased as a percent of total revenue to 18.6% from 19.3% in 2014. Gross profit in the systems integration segment decreased to $2.3 million in the second quarter of 2015 from $3.0 million in 2014 and decreased as a percentage of sales to 18.4% in 2015 from 20.2% in 2014. The decrease in gross margin dollars was driven by lower volume and increased reserves for lighting inventory, and the decrease in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $1.4 million or 18.2% as a percentage of revenues in the second quarter of 2015 compared to $1.3 million or 16.7% as a percentage of revenues in 2014. The increase in gross margin as a percentage of sales was driven by increased revenues allowing for better utilization of the fixed cost structure.

Selling Expenses

Selling expenses decreased 7.5% to $1.4 million in the second quarter of 2015 compared to $1.6 million a year-ago and as a percentage of revenues increased to 7.3% from 7.1% in 2014. The decrease in selling expenses was due to lower employee related costs.

Administrative Expenses

Administrative expenses increased 43.9% to $4.1 million in second quarter of 2015 from $2.8 million a year ago and as a percent of total revenue increased to 20.6% in 2015 from 12.8% in 2014. The increase in expenses is primarily due to $1.1 million of restructuring charges recorded during the second quarter of 2015.

Other Financial Items

The second quarters of 2015 and 2014 each include other loss of $0.1 million primarily related to net losses on foreign currency transaction.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $9.2 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2015. During the second quarter the valuation allowance increased $1.5 million.

The effective tax rate (calculated as a ratio of income tax expense/benefit to pretax earnings, inclusive of equity method investment losses) was approximately 44.2% and 518.7% for the three month periods ended June 30, 2015 and 2014, respectively. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated losses of approximately $2.9 million and $0.21 basic and diluted losses per share in the three months ended June 30, 2015 compared to earnings of $0.4 million in 2014 and basic and diluted earnings per share of $0.03 a year-ago, respectively.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Net revenues during the six months ended June 30, 2015 decreased 4.2% to $42.2 million from $44.0 million during the six months ended June 30, 2014.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Systems Integration	$27,941	$28,775
Managed Services	14,844	15,973
Total segment revenues	42,785	44,748
Eliminations	(598)	(700)
Total net revenues	$42,187	$44,048

Systems Integration

Sales of systems integration products and services decreased 2.9% to $28.0 million in 2015 from $28.8 million in 2014. Sales of digital and analog cinema products and services decreased by $1.0 million as the industry change to digital projection equipment continues to wind down as expected.

Managed Services

Sales of managed services products and services decreased 7.1% to $14.8 million in 2015 from $16.0 million in 2014. This was due to a $1.0 million decrease in digital cinema service driven by non-recurring demand revenue and decreased NOC contracts.

Export Revenues

Sales outside the United States (mainly systems integration sales) increased to $14.2 million in 2015 from $13.8 million a year ago resulting primarily from increased sales in China, Europe, and Mexico, partially offset by decreased sales in Latin America and Canada. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 6.3% to $7.9 million in 2015 from $8.5 million a year-ago, and decreased as a percent of total revenue to 18.8% from 19.2% in 2014. Gross profit in the systems integration segment increased to $5.4 million in 2015 from $5.2 million in 2014, and increased as a percentage of sales to 19.3% in 2015 from 17.9% a year-ago. The increase in gross margin dollars was driven by higher volume, and the increase in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $2.5 million or 17.1% as a percentage of revenues in 2015 compared to $3.3 million or 20.7% as a percentage of revenues in 2014. The decrease in gross margin dollars and gross margin as a percentage of sales was driven by product mix and lower utilization of field technicians.

Selling Expenses

Selling expenses were $3.1 million in 2015 and 2014 and as a percentage of revenues increased to 7.4% in 2015 from 7.0% in 2014.

Administrative Expenses

Administrative expenses increased 17.1% to $7.9 million in 2015 from $6.7 million in 2014 and as a percent of total revenue increased to 18.6% in 2015 from 15.2% in 2014. The increase in expenses is primarily due to restructuring charges during the second quarter of 2015.

Other Financial Items

Our results for 2015 include other income of $0.6 million primarily related to net gains on foreign currency transactions, compared to $0.1 million in 2014.

The effective tax rate (calculated as a ratio of income tax expense/benefit to pretax earnings, inclusive of equity method investment losses) was approximately 434.5% and 74.5% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s annual effective rate was higher in the six month period ended June 30, 2015 compared to the comparable period for 2014 due to the $9.2 million valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets discussed above.

As a result of the items outlined above, we generated net losses of approximately $13.1 million and basic and diluted losses per share of $0.93 in the six months ended June 30, 2015 compared to losses of $0.2 million in 2014 and basic and diluted losses per share of $0.02 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $24.7 million compared to $22.5 million at December 31, 2014. The Company believes cash and cash equivalents and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months.

The Credit Agreement expired June 30, 2015. Since inception of the agreement, no amounts had been borrowed on the Credit Agreement.

As of June 30, $13.8 million of the $24.7 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.9 million in the first six months of 2015, which included a net loss of $13.1 million, offset by non-cash charges (benefits) deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $11.8 million. Changes in working capital benefitted cash from operating activities of $4.2 million, primarily due to decreases in accounts receivable, partially offset by decreases in accounts payable and customer deposits and deferred revenue. Accounts receivable decreased $7.1 million due to decreased sales in the second quarter of 2015 compared to the last quarter of 2014 and due to improved accounts receivable collection results. Accounts payable balances decreased $2.1 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2014. Customer deposits and deferred revenue decreased $0.9 million as revenue was recognized related to customer deposits and deferred revenue.

Net cash used by operating activities was $1.1 million in the first six months of 2014, which included a net loss of $0.2 million, offset by non-cash charges (benefits) deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $0.4 million. Changes in working capital used cash from operating activities of $1.3 million, primarily due to decreases in accounts payables, accrued expenses and income taxes, partially offset by a decrease in accounts receivable. Accounts receivable decreased $6.0 million due to collections of the higher sales volume of the last quarter of 2013 compared to the second quarter of 2014. Accounts payable balances decreased $3.8 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2013.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.2 million in 2015 compared to net cash used in investing activities of $0.5 million in 2014. The cash used in investing activities in 2015 and 2014 were primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing was minimal in 2015 and 2014.

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

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2015	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	135	17	39	21	58
Capital leases	330	61	217	52	—
Operating leases	3,692	373	1,114	897	1,308
Contractual cash obligations	$4,157	$451	$1,370	$970	$1,366

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter.  As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business.  As a result, the results of operations for the period ended June 30, 2015 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Litigation

From time to time we may be involved in various claims and legal actions which are routine litigation matters incidental to the business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance was originally effective for the Company beginning January 1, 2017. However, in July 2015, the FASB approved a one year deferral of the update, resulting in an effective date of January 1, 2018 for the Company. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”).  ASU 2015-11 requires an entity utilizing the FIFO inventory method to change their measurement principle for inventory changes from the lower of cost or market to lower of cost and net realizable value. The guidance is effective for the Company beginning January 1, 2017. An entity must adopt this ASU prospectively and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not determined the effect of the standard on its ongoing financial reporting.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2014. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the six months ended June 30, 2015.

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

Interest Rates — Interest rate risks from our interest related accounts such as our postretirement obligations are not deemed significant.  We currently have long-term notes receivables bearing interest of 15% which are recorded at fair market value.  A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

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

BALLANTYNE STRONG, INC.

By:	/s/ CHRISTOPHER D. STARK	By:	/s/ NATHAN D. LEGBAND
	Christopher D. Stark, President		Nathan D. Legband, Chief Financial Officer

Date:	August 6, 2015	Date:	August 6, 2015

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of President				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of President				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

33.1	Separation and Release Agreement, executed May 6, 2015, between Ballantyne Strong, Inc. and Gary L. Cavey	8-K	10.1	May 11, 2015

101

The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

X