Form 10-Q
period 2015-09-30
BALLANTYNE STRONG, INC.
filed 2015-11-05
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 2, 2015
Common Stock, $.01, par value	14,163,246 shares

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,749	$22,491
Accounts receivable (net of allowance for doubtful accounts of $811 and $679, respectively)	13,650	19,220
Inventories:
Finished goods, net	9,241	9,529
Work in process	345	632
Raw materials and components, net	1,151	2,281
Total inventories, net	10,737	12,442
Recoverable income taxes	111	1,255
Deferred income taxes	1,119	3,541
Other current assets	2,712	2,956
Current assets held for sale	638	2,712
Total current assets	53,716	64,617
Property, plant and equipment (net of accumulated depreciation of $6,316 and $5,834, respectively)	12,517	13,914
Intangible assets, net	264	1,168
Goodwill	895	1,029
Notes receivable	1,669	2,985
Deferred income taxes	—	4,910
Other assets	570	1,447
Total assets	$69,631	$90,070
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,616	$9,039
Accrued expenses	4,738	4,366
Customer deposits/deferred revenue	4,203	5,473
Income tax payable	1,166	1,009
Total current liabilities	17,723	19,887
Deferred revenue	1,525	2,230
Deferred income taxes	2,346	715
Other accrued expenses, net of current portion	1,523	1,776
Total liabilities	23,117	24,608
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,895 and 16,809 shares at September 30, 2015 and December 31, 2014, respectively; 14,164 and 14,078 shares outstanding at September 30, 2015 and December 31, 2014, respectively	168	168
Additional paid-in capital	38,927	38,657
Accumulated other comprehensive income:
Foreign currency translation	(5,258)	(2,325)
Postretirement benefit obligations	139	139
Retained earnings	30,778	47,062
	64,754	83,701
Less 2,731 of common shares in treasury, at cost at September 30, 2015 and December 31, 2014	(18,240)	(18,239)
Total stockholders’ equity	46,514	65,462
Total liabilities and stockholders’ equity	$69,631	$90,070

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2015 and 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net product sales	$17,327	$17,396	$48,257	$48,432
Net service revenues	6,185	5,268	17,442	18,280
Total net revenues	23,512	22,664	65,699	66,712
Cost of products sold	15,271	15,042	42,439	41,676
Cost of services	4,273	3,565	11,362	12,516
Total cost of revenues	19,544	18,607	53,801	54,192
Gross profit	3,968	4,057	11,898	12,520
Selling and administrative expenses:
Selling	1,187	1,843	4,307	4,947
Administrative	4,032	3,066	11,893	9,781
Total selling and administrative expenses	5,219	4,909	16,200	14,728
Gain (loss) on the sale or disposal of assets	(15)	4	(393)	12
Loss from operations	(1,266)	(848)	(4,695)	(2,196)
Equity income of joint venture	—	—	94	95
Other income (expense):
Interest income	21	175	351	534
Interest expense	(7)	(15)	(31)	(43)
Fair value adjustment to notes receivable	(1,595)	—	(1,595)	—
Other income, net	763	255	1,345	341
Total other income (expense)	(818)	415	70	832
Loss before income taxes	(2,084)	(433)	(4,531)	(1,269)
Income tax benefit (expense)	(1,117)	324	(11,753)	947
Net loss	$(3,201)	$(109)	$(16,284)	$(322)
Basic loss per share	$(0.23)	$(0.01)	$(1.15)	$(0.02)
Diluted loss per share	$(0.23)	$(0.01)	$(1.15)	$(0.02)

Weighted average shares outstanding:
Basic	14,164	14,086	14,122	14,052
Diluted	14,164	14,086	14,122	14,052

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,201)	$(109)	$(16,284)	$(322)
Currency translation adjustment:
Unrealized net change arising during period	(1,965)	(710)	(2,933)	(1,113)
Other comprehensive loss	(1,965)	(710)	(2,933)	(1,113)
Comprehensive loss	$(5,166)	$(819)	$(19,217)	$(1,435)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,284)	$(322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	215	9
Provision for obsolete inventory	1,645	(117)
Provision for warranty	583	(191)
Depreciation and amortization	1,646	1,374
Fair value adjustment to notes receivable	1,595	—
Impairment of intangibles	638	—
Equity in income of joint venture	(94)	(95)
Loss on forward contracts	—	145
(Gain) loss on disposal of assets	393	(12)
Deferred income taxes	8,765	(916)
Share-based compensation expense	269	292
Changes in operating assets and liabilities:
Accounts, unbilled and notes receivable	6,166	5,976
Inventories	1,108	(1,348)
Other current assets	96	(8)
Accounts payable	(1,341)	(2,094)
Accrued expenses	(238)	(2,050)
Customer deposits/deferred revenue	(1,931)	(917)
Current income taxes	1,425	(2,938)
Other assets	(62)	(83)
Net cash provided by (used in) operating activities	4,594	(3,295)

Cash flows from investing activities:
Capital expenditures	(1,051)	(1,057)
Proceeds from sale of assets	38	58
Net cash used in investing activities	(1,013)	(999)

Cash flows from financing activities:
Payments on capital lease obligations	(14)	(14)
Excess tax benefits from share-based arrangements	10	(7)
Net cash used in financing activities	(4)	(21)
Effect of exchange rate changes on cash and cash equivalents	(1,319)	(460)
Net increase (decrease) in cash and cash equivalents	2,258	(4,775)
Cash and cash equivalents at beginning of period	22,491	28,791
Cash and cash equivalents at end of period	$24,749	$24,016
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$935	$158

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., (“STS”) Strong/MDI Screen Systems, Inc., Strong Westrex (Beijing) Trading Inc., Convergent Corporation and Convergent Media Systems Corporation (“CMS”) designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens; and provides managed services including monitoring of networked equipment to our customers.

The Company’s products are distributed to the cinema, retail, financial, and government markets throughout the world.

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

Fair Values Measured on a Recurring Basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$24,749	$—	$—	$24,749
Note Receivable	$—	$—	$1,669	$1,669

Fair Values Measured on a Recurring Basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
	$ in thousands
Cash and cash equivalents	$22,491	$—	$—	$22,491
Note Receivable	$—	$—	$2,985	$2,985

Quantitative information about the Company’s level 3 fair value measurements at September 30, 2015 is set forth below:

$ in thousands	Fair Value at 9/30/2015	Valuation Technique	Unobservable input	Range
Note Receivable	$1,669	Discounted cash flow	Probability of default	47%
			Discount rate	18%

The notes receivable are recorded at estimated fair value at September 30, 2015 and accrue interest at a rate of 15% per annum. During the quarter ended September 30, 2015, new information became available regarding the ability of the debtor to repay the interest on the notes receivable which caused the Company to change the probability of default used in the discounted cash flow valuation from 0% to 47%. This resulted in a reduction to the fair value of notes receivable of $1.6 million during the three and nine months ended September 30, 2015.

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are discount rate and probability of default in the event of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balance of the Company’s Note Receivable fair value:

	Nine months ended September 30,
	2015	2014
	$ in thousands
Note Receivable balance, beginning of period	$2,985	$2,497
Interest income accrued	279	358
Fair value adjustment	(1,595)	—
Note Receivable balance, end of period	$1,669	$2,855

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2015 the Company measured a portion of its intangible assets at fair value as discussed further in footnote 5.

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

3. Loss Per Common Share

Basic loss per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Basic loss per share:
Loss applicable to common stock	$(3,201)	$(109)	$(16,284)	$(322)
Basic weighted average common shares outstanding	14,164	14,086	14,122	14,052
Basic loss per share	$(0.23)	$(0.01)	$(1.15)	$(0.02)
Diluted loss per share:
Loss applicable to common stock	$(3,201)	$(109)	$(17,344)	$(322)
Basic weighted average common shares outstanding	14,164	14,086	14,122	14,052
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Dilutive weighted average common shares outstanding	14,164	14,086	14,122	14,052
Diluted loss per share	$(0.23)	$(0.01)	$(1.15)	$(0.02)

For the three and nine month periods ended September 30, 2015, options to purchase 20,625 and 124,125 shares of common stock respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. For the three and nine month periods ended September 30, 2015, restricted stock units of 56,873 and 88,877, respectively were excluded as their inclusion would be anti-dilutive, thereby decreasing the net loss per share. For the three and nine month periods ended September 30, 2014, options to purchase 196,500 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 198,892 and 222,448 restricted stock units were excluded from the three and nine month periods ended September 30, 2014 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

4. Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured equipment and on selected repaired equipment for a one-year period. In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale or repair. The following table summarizes warranty activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Warranty accrual at beginning of period	$310	$456	$423	$662
Charged to expense	130	78	468	166
Amounts written off, net of recoveries	(144)	(216)	(595)	(505)
Foreign currency adjustment	(15)	(2)	(15)	(7)
Warranty accrual at end of period	$281	$316	$281	$316

5. Intangible Assets

Intangible assets consisted of the following at September 30, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,404	$(1,404)	$—
Trademarks	3	182	(182)	—
Product Formulation	10	457	(193)	264
Total		$2,043	$(1,779)	$264

Intangible assets consisted of the following at December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,556	$(1,538)	$18
Trademarks	3	210	(210)	—
Software	3	905	(144)	761
Software in development	3	16	—	16
Product Formulation	10	526	(153)	373
Total		$3,213	$(2,045)	$1,168

The Company recorded amortization expense relating to other identifiable intangible assets of $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 the Company determined that the entire carrying amount of the software intangibles would not be recoverable as no future customers would be able to utilize the software and recorded an impairment charge of $0.6 million for these intangibles to measure them at their fair value.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
Remainder 2015	$20
2016	65
2017	52
2018	42
2019	31
Thereafter	54

6. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended September 30, 2015:

(in thousands)
Balance as of December 31, 2014	$1,029
Foreign currency translation	(134)
Balance as of September 30, 2015	$895

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

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. Included in administrative expenses for the nine months ended September 30, 2015, are $0.7 million and $0.2 million of severance and lease termination costs the Company expects to incur as part of this restructuring plan.

The following table reconciles the beginning and ending restructuring balance for the nine months ended September 30, 2015, which is included in accrued expenses:

	2015 Strategic Initiative	2013 Convergent Related Severance	Total Restructuring
	( in thousands)
Accrued liability at beginning of period	$-	$187	$187
Lease termination expense	219	-	219
Lease termination paid	(41)	-	(41)
Severance expense	695	-	695
Severance paid	(447)	(160)	(607)
Accrued liability at end of period	$426	$27	$453

The following table reconciles the beginning and ending restructuring balance for the three months ended September 30, 2015, which is included in accrued expenses:

	2015 Strategic Initiative	2013 Convergent Related Severance	Total Restructuring
	( in thousands)
Accrued liability at beginning of period	$706	$58	$764
Lease termination expense	(94)	-	(94)
Lease termination paid	(41)	-	(41)
Severance paid	(145)	(31)	(176)
Accrued liability at end of period	$426	$27	$453

8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $7.9 million should be recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets as of September 30, 2015. During the third quarter the valuation allowance decreased $1.3 million.

The effective tax rate (calculated as a ratio of income tax expense/(benefit) to pretax earnings, inclusive of equity method investment losses) was approximately 53.6% and 259.4% for the three and nine months ended September 30, 2015, respectively as compared to (74.8%) and (74.6%) for the three and nine months ended September 30, 2014, respectively. The effective tax rate differs from the statutory rates for the three month periods ended September 30, 2015 and 2014 primarily as a result of the increase to the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets in 2015 and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s annual effective rate was higher in the nine month period ended September 30, 2015 compared to the comparable period for 2014 primarily due to the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets.

The Company currently has an exam initiated for Federal purposes for the 2011 fiscal year. The Company has examinations not yet initiated for Federal purposes for fiscal years 2012, 2013, and 2014. In most cases, the Company has examinations open for State or local jurisdictions based on the particular jurisdiction’s statute of limitations.

9. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. Share-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.3 million for the three and nine months ended September 30, 2015 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2014.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During the three month and nine months ended September 30, 2015, the Company granted zero and 27,500 restricted stock units, respectively, under the 2010 Plan.

Options

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2015 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	181,500	$5.56	6.77	$13
Granted	—	—
Exercised	—	—
Forfeited	(99,000)	6.53
Outstanding at September 30, 2015	82,500	$4.39	6.55	$26
Exercisable at September 30, 2015	60,000	$4.41	6.52	$9

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on September 30, 2015.

As of September 30, 2015, the total unrecognized compensation cost related to stock option awards was approximately $16,000 which is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Options Outstanding at September 30, 2015			Options Exercisable at September 30, 2015
Range of option exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option	Number of options	Weighted average remaining contractual life	Weighted average exercise price per option
$3.55 to 4.70	82,500	6.55	$4.39	60,000	6.52	$4.41

Restricted Stock Plans

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) provides for the award of restricted shares to outside directors. A total of 200,000 shares are reserved for issuance under the Non-Employee Plan. During the nine months ended September 30, 2015, the Company granted 53,208 restricted shares under the Non-Employee Plan to the Board of Directors. These shares will vest the day preceding the Company’s 2016 Annual Meeting of Stockholders.

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

As of September 30, 2015, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.5 million which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2015:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2014	264,793	$3.93
Granted	80,708	4.42
Shares vested	(86,317)	4.12
Shares forfeited	(110,027)	3.84
Non-vested at September 30, 2015	149,158	$4.14

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

All cash flows related to our foreign currency exchange contracts are classified as operating cash flows. The Company recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification	2015	2014	2015	2014
Foreign exchange forward contracts	Other Income (Loss)	$—	$—	$—	$(145)

11. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 47.8% and 46.9% of total consolidated net revenues for the three and nine months ended September 30, 2015, respectively. Trade accounts receivable from these customers represented approximately 36.6% of net consolidated receivables at September 30, 2015. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and services.

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

The Company’s future minimum lease payments for leases at September 30, 2015 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2015	$80	$168
2016	319	467
2017	290	356
2018	248	340
2019	130	343
Thereafter	—	968
Total minimum lease payments	1,067	$2,642
Less: Amount representing interest	58
Present value of minimum lease payments	1,009
Less: Current maturities	303
Capital lease obligations, net of current portion	$706

12. Business Segment Information

As of September 30, 2015, the Company’s operations were conducted principally through two business segments: Systems Integration and Managed Services. Systems Integration operations include the sale of digital projection equipment, screens, sound systems in addition to the design, assembly and sale of followspots and other lighting products. Managed Services operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net revenue
Systems Integration	$14,814	$15,725	$42,755	$44,500
Managed Services	8,992	7,170	23,836	23,142
Total segment revenue	23,806	22,895	66,591	67,642
Eliminations	(294)	(231)	(892)	(930)
Total net revenue	$23,512	$22,664	$65,699	$66,712

Operating Income (Loss)
Systems Integration	$2,184	$1,488	$5,043	$3,995
Managed Services	(1,120)	(526)	(1,717)	(123)
Total segment operating income	1,064	962	3,326	3,872
Unallocated general and administrative expenses	(2,315)	(1,814)	(7,628)	(6,080)
Interest, net	14	160	320	491
Gain (loss) on sale of assets	(15)	4	(393)	12
Equity income of joint venture	—	—	94	95
Fair value adjustment to notes receivable	(1,595)	—	(1,595)	—
Other income (loss)	763	255	1,345	341
Loss before income taxes	$(2,084)	$(433)	$(4,531)	$(1,269)

(In thousands)	September 30, 2015	December 31, 2014
Identifiable assets
Systems Integration	$50,567	$64,798
Managed Services	19,064	25,272
Total	$69,631	$90,070

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net revenue
United States	$15,442	$14,429	$43,435	$44,627
China	4,936	3,616	11,872	9,627
Latin America	294	1,120	2,739	4,254
Canada	1,499	1,415	3,810	4,305
Mexico	559	793	1,938	2,075
Europe	447	556	1,219	898
Asia (excluding China)	135	677	200	833
Other	200	58	486	93
Total	$23,512	$22,664	$65,699	$66,712

(In thousands)	September 30, 2015	December 31, 2014
Identifiable assets
United States	$38,646	$61,159
Canada	23,913	18,849
China	5,100	7,002
Asia (excluding China)	1,972	3,060
Total	$69,631	$90,070

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

Overview

The Company designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens; and provides managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service. We focus on the cinema, retail, financial, and government markets. We have two primary operating segments: Systems Integration and Managed Services. The Systems Integration Segment provides a full range of product solutions primarily for the theatre exhibition industry including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, and audio systems. The Managed Service Segment delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities the Company has gained from the acquisition of CMS in 2013 and from STS respectively. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 65% of revenues for the first nine months of 2015 were from systems integration and approximately 35% were from managed services. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

Net revenues during the three months ended September 30, 2015 increased 3.7% to $23.5 million from $22.7 million during the three months ended September 30, 2014.

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Systems Integration	$14,814	$15,725
Managed Services	8,992	7,170
Total segment revenues	23,806	22,895
Eliminations	(294)	(231)
Total net revenues	$23,512	$22,664

Systems Integration

Sales of systems integration products and services decreased 5.8% to $14.8 million in 2015 from $15.7 million in 2014. Sales of digital cinema products and services decreased by $1.3 million as the industry change to digital projection equipment continues to wind down as expected. This was partially offset by a $0.6 million increase in sales of screen products.

Managed Services

Sales of managed services products and services increased 25.4% to $9.0 million in 2015 from $7.2 million in 2014. Sales of products and services related to digital signage as well as content creation, management and distribution increased $0.8 million, and sales of products and services related to cinema service increased $1.0 million.

Export Revenues

Sales outside the United States (mainly systems integration sales) decreased to $8.1 million in the third quarter of 2015 from $8.2 million a year ago resulting primarily from decreased sales in Latin America, and Asia partially offset by increased sales in China. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 2.2% to $4.0 million in the third quarter of 2015 from $4.1 million a year-ago, and decreased as a percent of total revenue to 16.9% from 17.9% in 2014. Gross profit in the systems integration segment increased to $3.4 million in the third quarter of 2015 from $3.1 million in 2014 and increased as a percentage of sales to 23.0% in 2015 from 19.5% in 2014. The increase in gross margin dollars was driven by higher volume, and the increase in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $0.6 million or 6.2% as a percentage of revenues in the third quarter of 2015 compared to $1.0 million or 13.8% as a percentage of revenues in 2014. The decrease in gross margin dollars and gross margin as a percentage of sales was driven by inventory reserve increases, product mix, and lower utilization of field technicians.

Selling Expenses

Selling expenses decreased 35.6% to $1.2 million in the third quarter of 2015 compared to $1.8 million a year-ago and as a percentage of revenues decreased to 5.0% from 8.1% in 2014. The decrease in selling expenses was due to lower employee headcount from the restructuring initiatives initiated in the second quarter of 2015.

Administrative Expenses

Administrative expenses increased 31.5% to $4.0 million in third quarter of 2015 from $3.1 million a year ago and as a percent of total revenue increased to 17.1% in 2015 from 13.5% in 2014. The increase in expenses is primarily due to $0.6 million of intangible asset impairment charges recorded during the third quarter of 2015.

Other Financial Items

The third quarter of 2015 includes other expenses of $0.8 million compared to other income of $0.4 million in the third quarter of 2014. The decrease is due to $1.6 million of expense related to fair value adjustments and $0.1 million decrease in net interest, offset by $0.5 million net gains on foreign currency transaction.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $7.9 million should be recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets as of September 30, 2015. During the third quarter the valuation allowance decreased $1.3 million.

The effective tax rate (calculated as a ratio of income tax expense/(benefit) to pretax earnings, inclusive of equity method investment losses) was approximately 53.6% and (74.8%) for the three month periods ended September 30, 2015 and 2014, respectively. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated losses of approximately $3.2 million and $0.23 basic and diluted losses per share in the three months ended September 30, 2015 compared to losses of $0.1 million in 2014 and basic and diluted loss per share of $0.01 a year-ago, respectively.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

Net revenues during the nine months ended September 30, 2015 decreased 1.5% to $65.7 million from $66.7 million during the nine months ended September 30, 2014.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Systems Integration	$42,755	$44,500
Managed Services	23,836	23,142
Total segment revenues	66,591	67,642
Eliminations	(892)	(930)
Total net revenues	$65,699	$66,712

Systems Integration

Sales of systems integration products and services decreased 3.9% to $42.8 million in 2015 from $44.5 million in 2014. Sales of digital cinema products and services decreased by $4.8 million as the industry change to digital projection equipment continues to wind down as expected. This was partially offset by a $3.0 million increase in sales of screen products.

Managed Services

Sales of managed services products and services increased 3.0% to $23.8 million in 2015 from $23.1 million in 2014. Sales of products and services related to digital signage as well as content creation, management and distribution increased $0.8 million.

Export Revenues

Sales outside the United States (mainly systems integration sales) increased to $22.3 million in 2015 from $22.1 million a year ago resulting primarily from increased sales in China and Europe, partially offset by decreased sales in Latin America, Canada, Mexico, and Asia. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 5.0% to $11.9 million in 2015 from $12.5 million a year-ago, and decreased as a percent of total revenue to 18.1% from 18.8% in 2014. Gross profit in the systems integration segment increased to $8.8 million in 2015 from $8.2 million in 2014, and increased as a percentage of sales to 20.6% in 2015 from 18.5% a year-ago. The increase in gross margin dollars was driven by higher volume, and the increase in gross margin as a percentage of sales was driven by product mix.

The gross profit in the managed services segment amounted to $3.1 million or 13.0% as a percentage of revenues in 2015 compared to $4.3 million or 18.5% as a percentage of revenues in 2014. The decrease in gross margin dollars and gross margin as a percentage of sales was driven by inventory reserve increases, product mix, and lower utilization of field technicians.

Selling Expenses

Selling expenses decreased 12.9% to $4.3 million in 2015 compared to $4.9 million a year-ago and as a percentage of revenues decreased to 6.6% from 7.4% a year-ago. The decrease in selling expenses was due to lower employee headcount from the restructuring initiatives initiated in the second quarter of 2015.

Administrative Expenses

Administrative expenses increased 21.6% to $11.9 million in 2015 from $9.8 million in 2014 and as a percent of total revenue increased to 18.1% in 2015 from 14.7% in 2014. The increase in expenses is primarily due to $0.9 million of restructuring charges and $0.6 million of intangible asset impairment charges during 2015.

Other Financial Items

Our results for 2015 include other income of $0.1 million compared to other income of $0.8 million in 2014. The decrease is due to $1.6 million of expense related to fair value adjustments and $0.2 million decrease in net interest, offset by $1.0 million net gains on foreign currency transaction.

The effective tax rate (calculated as a ratio of income tax expense/(benefit) to pretax earnings, inclusive of equity method investment losses) was approximately 259.4% and (74.6%) for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. The Company’s annual effective rate was higher in the nine month period ended September 30, 2015 compared to the comparable period for 2014 due to the $7.9 million valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets discussed above.

As a result of the items outlined above, we generated net losses of approximately $16.3 million and basic and diluted losses per share of $1.15 in the nine months ended September 30, 2015 compared to losses of $0.3 million in 2014 and basic and diluted losses per share of $0.02 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $24.7 million compared to $22.5 million at December 31, 2014. The Company believes cash and cash equivalents and its expected cash flows from operations will be sufficient to fund operations for at least the next twelve months.

As of September 30, 2015, $15.1 million of the $24.7 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.6 million in the first nine months of 2015, which included a net loss of $16.3 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions, fair value adjustments, and non-cash stock compensation totaling $15.6 million. Changes in working capital benefitted cash from operating activities of $5.3 million, primarily due to decreases in accounts receivable, partially offset by decreases in accounts payable and customer deposits and deferred revenue. Accounts receivable decreased $6.2 million due to decreased sales in the third quarter of 2015 compared to the last quarter of 2014 and due to improved accounts receivable collection results. Accounts payable balances decreased $1.3 million due to payments made to vendors during the quarter for purchases made to fulfill orders during the fourth quarter of 2014. Customer deposits and deferred revenue decreased $1.9 million as revenue was recognized related to customer deposits and deferred revenue.

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

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $1.0 million in 2015 compared to $1.0 million in 2014. The cash used in investing activities in 2015 and 2014 were primarily for capital expenditures.

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

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2015	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	135	17	39	21	58
Capital leases	1,067	80	609	378	—
Operating leases	2,642	168	823	683	968
Contractual cash obligations	$3,844	$265	$1,471	$1,082	$1,026

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the period ended September 30, 2015 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2014. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the nine months ended September 30, 2015.

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

A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balances by approximately $0.2 million.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). Repurchases during the quarter ended September 30, 2015 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate $ amount) that May Yet Be Purchased Under the Plans or Programs

August 20 — August 31, 2015	—	$—	—	700,000
September 1 — September 30, 2015	200	$4.76	200	699,800

(1) On August 20, 2015, the Company announced that its Board of Directors adopted a stock repurchase program authorizing the Company to repurchase of up to 700,000 shares of the Company’s outstanding Common Stock.

Item 6. Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. KYLE CERMINARA	By:	/s/ NATHAN D. LEGBAND
	D. Kyle Cerminara, Executive Chairman		Nathan D. Legband, Chief Financial Officer

Date:	November 5, 2015	Date:	November 5, 2015

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Document Description	Form	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) Certification of Executive Chairman				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	18 U.S.C. Section 1350 Certification of Executive Chairman				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

33.1	Separation and Release Agreement, executed May 6, 2015, between Ballantyne Strong, Inc. and Gary L. Cavey	8-K	10.1	May 11, 2015

33.2	Employment Agreement, dated November 2, 2015, by and between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.1	November 4, 2015

101	The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.				X

