Form 10-K
period 2015-12-31
BALLANTYNE STRONG, INC.
filed 2016-03-07
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports filed pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE MKT on June 30, 2015 was $54,561,382. The Company does not have any non-voting common equity. As of March 3, 2016, 14,207,646 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2016 are incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made in press releases, orally, at conferences, on the Company’s web site, or otherwise, by or on behalf of the Company. Statements that are not historical are forward-looking and reflect expectations for future Company performance. These statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goal,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” These statements involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Company’s control. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Company’s ability to expand its revenue streams to compensate for the lower demand for its digital cinema products and installation services, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its investment strategy, the Company’s ability to retain or replace its significant customers, the impact of challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate the new executives, acquisition-related risks, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance, and the impact of having a controlling stockholder.

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

PART I

Item 1. Business

General Description of Business

General

Ballantyne Strong Inc. (“BTN”, “Ballantyne”, “the Company”, “we”, “our”, and “us”) is a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. The Company and its subsidiaries design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service.

Ballantyne is a Delaware corporation which was founded in 1932 and became a designer and manufacturer of film projectors. Over the past 80 years, we have expanded our product lines and services to meet the needs of the ever-changing and technologically-advancing theatre exhibition industry. Most recently, we entered the digital media sector through an acquisition which enables us to serve the advertising, education and communication needs of retail, corporate, and government sectors. Ballantyne went public in 1995; our shares are traded on the NYSE MKT under the symbol “BTN”.

We conduct our operations through two primary business segments: Cinema and Digital Media. In 2015, the Company renamed our segments from Systems Integration to Cinema and from Managed Services to Digital Media. There was no impact on current or prior years to the individual components of these segments. Approximately 67%, 67%, and 82% of our sales were from the Cinema segment for the years ended 2015, 2014, and 2013 respectively.

Strategy

The Company elected a new Board of Directors at its 2015 annual meeting of shareholders on May 13, 2015. Since that time, the newly composed Board has been reviewing and considering the company’s strategy going forward and making changes in how the company views its investments and capital allocation decisions.

The Company currently has two business segments, Cinema and Digital Media. The Board expects to continue to invest in these businesses and expects that these businesses will continue to generate free cash flow for the Company.

As of March 3, 2016, the Company has no long term debt, approximately $20.6 million in cash, and approximately $5.6 in investments in other public companies.

The new Board has implemented a strategy focused on making optimal capital allocation decisions across all of the company’s businesses and investments. The Board intends to continue to invest in and grow its Cinema and Digital Media businesses. At the same time, the Board intends to consider and make investments in other industries that are expected to produce higher returns on invested capital. This may involve investments in public companies or the complete acquisitions of other businesses, which may be within or outside of the Cinema and Digital markets. Investments in public companies may involve Ballantyne taking control positions or seeking board representation.

The Company’s investments in public companies currently include RELM Wireless Corporation (NYSE MKT: RWC), a manufacturer of two-way wireless radio communications equipment, and 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a provider of property and casualty insurance in the State of Louisiana. As of March 3, 2016, the Company currently holds approximately 7.81% of the outstanding stock of RELM Wireless Corporation and approximately 4.47% of the outstanding stock of 1347 Property Insurance Holdings, Inc.

In some cases, funds controlled by the Company’s affiliate Fundamental Global Investors, LLC may acquire positions in the same public companies as the Company. Fundamental Global’s funds currently hold positions in both RELM Wireless Corporation and 1347 Property Insurance Holdings, Inc.

The Board also expects to consider investments and transactions in other areas that it believes are likely to increase returns to shareholders, such as continued stock buybacks or monetizing physical or other assets held by the company.

The Board expects that over time the Company will be further transformed into a holding company with ownership of and investments in diverse businesses.

Operating Segments

Cinema

Overview

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

We market and sell directly to theatre exhibitors, as well as through certain domestic and international Value Added Resellers “VAR’s.” Over the course of our 80-year history, we have developed ongoing customer relationships with a large portion of the theatre owners in the United States and a number of the major theatre owners internationally. Our sales and marketing staff principally develop business by maintaining regular personal contact with our established customer relationships, including conducting site visits. In our sales and marketing efforts, we emphasize our value proposition of providing the broadest range of products and services delivered by one of the industry’s largest technical service teams, which provides a significant resource to our clients in managing the complexities of digital technology in the cinema exhibition industry. Our sales and marketing professionals have extensive experience with the Company’s product lines and have long-term relationships throughout the industry.

Products

Screens — We manufacture multiple standard and large format 2D and 3D screens for cinema and special venue applications through our ISO-certified manufacturing facility in Canada. There are certain digital 3D applications, such as the technology by RealD, that require unique “silver” screens that we manufacture. In addition, we purchased Peintures Elite, Inc. in 2013, the manufacturer of coatings that have been exclusive to our Company in the manufacture of our screens. This relatively small acquisition positioned us to retain the exclusive rights to this coating and continue producing our unique screens. We are constantly innovating to set new standards within the screen industry, and in 2013 we developed the new Premium HGA screen that diffuses light more evenly over the entire screen surface, thereby reducing the formation of so-called “hot spots.”

Projectors — Through distribution agreements with NEC and BARCO, we distribute DLP Cinema projectors in the Americas and Asia. Both manufacturers of the projectors use the DLP cinema technology from Texas Instruments. NEC offers DLP Cinema projectors ranging from their NC900 projector for screens up to 31 feet wide to the NC3240S which is a 4K projector designed for screens up to 105 feet wide. BARCO offers DLP Cinema projectors ranging from their DP2K-10SX projector for screens up to 33 feet to the DP4K-32B cinema projector, which is an ultra-bright enhanced 4K cinema projector for screens up to 105 feet.

Servers — Through a formal distribution agreement with GDC Technology (USA), LLC, we distribute GDC’s line of digital cinema servers in North and South America. We also distribute their servers in certain other areas of the world under less formal arrangements. In addition, we distribute servers for other server manufacturers, including those manufactured by Dolby. Digital servers and the related integrated media block are used by our customers for the storage and delivery of digital movie content.

Audio Systems — We distribute a range of state of the art digital audio systems, including surround and 3D sound technologies from the following manufacturers: Dolby, Barco USL, JBL and QSC. Our technicians are certified by each manufacturer to install, service and maintain these and other audio systems.

Additional Projection Products — We also manufacture or distribute certain third-party accessories, which coupled with the cinema projector, server and integrated media block, can fully outfit and automate a projection booth. The significant accessories include, but are not limited, to library management systems, automation products, pedestals, 3D accessories, lenses and lamps.

Markets

Cinema — Our non-exclusive distribution agreements with NEC and BARCO allow us to market digital projectors in North and South America, including the Caribbean. In China we have distribution rights to sell NEC and BARCO and can distribute NEC products in Hong Kong and certain other areas of Asia. We do not have any territorial restrictions for any of our other products and services.

Competition

Digital Projection Equipment — The markets for our products in the cinema segment have been highly competitive during the analog-to-digital cinema conversion. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes one other licensed OEM of the Texas Instruments’ DLP cinema technology besides our partners NEC and BARCO: Christie Digital Systems. We also compete with SONY, which uses its own 4K digital cinema technology.

Screens — While there are numerous screen manufacturing companies in the world, the primary competitor in the worldwide cinema screen market is Harkness Screens. Competitive factors include product performance characteristics, quality, availability and price.

Digital Media

Overview

The Company delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities that it has gained from the acquisition of Convergent in 2013 and from Strong Technical Services (“STS”) respectively. While there is digital signage and cinema equipment sold within this segment, the primary focus of this organization is providing solutions and services to our customers.

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

Products and Services

System Design and Integration within Digital Signage — We design and integrate systems to meet technical framework and requirements for our clients. We are technology agnostic, integrating a number of third-party systems and devices such as media players, servers, networking equipment and displays into our delivery platform. The design and integration services include sourcing hardware, developing integration points, set-up, configuration and quality assurance testing.

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

Network Operations Centers — Our NOCs, staffed by software engineers and systems techs, operate 24/7/365 and provide IT solutions to our customers to meet Service Level Agreements (“SLA”). We are able to monitor our customers’ networked equipment remotely through a VPN, often providing proactive solutions to systems issues before they cause system failures. Our remote services include systems monitoring and maintenance, software upgrades and system repairs. By utilizing NOC personnel to solve customer issues whenever possible, we eliminate travel time and expenses normally incurred by sending a technician onsite for repairs. Many issues that do not involve parts replacement or physical contact with the hardware can be handled remotely using our remote assistance technologies.

Service & Maintenance — We supply digital installations and after-sale maintenance services. Our onsite technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely; they are certified to install and service digital and audio equipment for all manufacturers, including the equipment of our competitors. We offer cabling, wiring, installation and maintenance services for digital menu boards and other digital equipment on ad hoc, as-needed basis. We also offer long-term contractual service packages for maintenance and repairs to a wide range of installed digital equipment for customers including equipment originally installed by our competitors. These long-term contractual service packages provide our Company with recurring revenue.

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

Cinema – The cinema market consists of theatre exhibitors both domestically and internationally. The Company’s foundation was built in the cinema exhibition industry and this market remains a key focus of our Company. We market and sell our services directly to theatre owners and through dealers or VAR networks. Our sales and marketing staff principally develop business by maintaining regular personal customer contact including conducting site visits, while customer service and technical support functions are dispatched when needed.

Competition

There are many players in the Digital Out-of-Home market who have expertise in integration. Some of the key players include Diversified Media Group and Christie Digital.

The competition in the cinema service industry for installation, after-sale maintenance, and NOC services is primarily driven by the two largest cinema service companies, the Company and Christie Digital Cinema, although there are several other smaller scale providers in the cinema market.

Subsidiaries

As of December 31, 2015 we have six wholly-owned operational subsidiaries: Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex, Inc., Strong Westrex (Beijing) Technology Inc., Convergent Corporation and Convergent Media Systems Corporation:

●	Strong Technical Services, Inc. performs service work for all of our products.

●	Strong/MDI Screen Systems, Inc. manufactures cinema screens and related accessories.

●	Strong Westrex, Inc. is the holding company for our sales and service office in Hong Kong.

●	Strong Westrex (Beijing) Technology Inc. a/k/a American West Beijing Technology Company, Ltd. is located in Beijing, China and is our sales and service business for China.

●	Convergent Corporation is a holding company of Convergent Media Systems Corporation.

●	Convergent Media Systems Corporation performs all digital signage solutions and services.

Acquisitions

The discussion of our recent acquisitions is included under the heading “Acquisitions” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 42% of 2015 consolidated net revenues. Trade accounts receivable from these customers represented approximately 33% of net consolidated receivables at December 31, 2015.

Manufacturing

We manufacture cinema screens through Strong/MDI, our screen subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of a 75,000 square-foot facility for the manufacture of cinema screen systems. These facilities include expanded PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state of the art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications. We are one of the few screen manufacturers in the world with Silver Screen technologies capable of supporting RealD projections.

Quality Control

We believe that our quality control procedures and the quality standards for the products that we manufacture, distribute or service have contributed significantly to our reputation for high performance and reliability. The inspection of incoming materials and components as well as the testing of all of our products during various stages of the sales and service cycle are key elements of this program.

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the following trademarks to be of value to our business: Strong®, Convergent™ and PRODOKOL™.

Employees

We employed 316 persons on a full-time basis at December 31, 2015. Of these employees, 70 positions were considered manufacturing, 165 were service related and 81 were considered sales and administrative. We are not a party to any collective bargaining agreement.

Seasonality

Generally, our business exhibits a minimal level of seasonality.

Regulation

We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health; exports and imports; bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.

Some of these complex laws, rules and regulations – for example, those related to environmental, safety and health requirements – may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations: require the use of abatement equipment beyond what we currently employ; require the addition or elimination of a raw material or process to or from our current manufacturing processes; or impose costs, fees or reporting requirements on the direct or indirect use of energy, or of materials or gases used or emitted into the environment, in connection with the manufacture of our products. There can be no assurance that in all instances a substitute for a prohibited raw material or process would be available, or be available at reasonable cost.

Executive Officers of the Company

D. Kyle Cerminara, age 38, assumed the responsibilities of Executive Chairman in September of 2015 and Chief Executive Officer in November of 2015. Mr. Cerminara has served on the Board of Directors since February of 2015.

Ray F. Boegner, age 66, assumed the role of President of the Cinema business in November of 2015. Mr. Boegner joined us in 1985 and has acted in various sales roles for our Company including as Senior Vice President since 1997.

Stephen L. Schilling, age 51, assumed the role of President of the Digital Media business in November of 2015.

Nathan D. Legband, age 36, has been Senior Vice President, Chief Financial Officer and Treasurer since September of 2014. Mr. Legband joined us in 2012 as the Corporate Controller.

Information available on Ballantyne Website

We make available free of charge on our website (www.strong-world.com), through a link to the Securities and Exchange Commission (“SEC”) website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K. The Board of Directors has adopted the following governance documents, which are also posted on our website:

●	Code of Ethics

●	Audit Committee Charter

●	Nominating and Corporate Governance Committee Charter

●	Compensation Committee Charter

These corporate governance documents are also available in print to any stockholder upon request by writing to:

Corporate Secretary Ballantyne Strong, Inc. 13710 FNB Parkway, Suite 400 Omaha, NE 68154

Financial Information About Segments and Geographic Areas

The financial information about segments and geographic areas is included in Note 20 of our consolidated financial statements in this report.

Item 1A. Risk Factors

Our business and financial performance are subject to various risks and uncertainties, some of which are beyond our control. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline and you may lose part or all of your investment. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

If we are unable to expand our revenue streams to compensate for the lower demand for our digital cinema products and installation services, our business, financial condition and results of operations could be materially adversely affected.

A significant portion of our revenue in recent years has been generated from the theatre exhibition industry’s need for digital cinema equipment and services to support the industries transformation from film to digital equipment. This transition required us to commit substantial resources to the process of retrofitting existing theatre complexes by removing the film equipment and replacing it with digital equipment, and we experienced significant financial gains from this work. With the completion of this digital conversion by North America theatre exhibitors, we will no longer be able to rely on that income as a major source of our earnings. If we are unable to expand our revenue streams with other products and services, our future growth would be significantly curtailed.

Interruptions of, or higher prices of, components from our suppliers may affect our results of operations and financial performance.

A portion of our revenues are dependent on the distribution of products supplied by various key suppliers. If we fail to maintain satisfactory relationships with our suppliers, or if our suppliers experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business, and we may be unable to secure alternative manufacturing arrangements. Even if we are able to obtain alternative manufacturing arrangements, such arrangements may not be on terms similar to our current arrangements or we may be forced to accept less favorable terms in order to secure a supplier as quickly as possible so as to minimize the impact on our business operations. In addition, any required changes in our suppliers could cause delays in our operations and increase our production costs and new suppliers may not be able to meet our production demands as to volume, quality or timeliness.

The markets for our products and services are highly competitive and if market share is lost, we may be unable to lower our cost structure quickly enough to offset the loss of revenue.

Within the cinema market, the domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. Our Digital Media business, in particular, is highly dependent on technology. We expect the intensity of competition in each of these areas to continue in the future due to a number of reasons including:

●	Certain of the competitors for our digital equipment have longer operating histories and greater financial, technical, marketing and other resources than we do, which, among other things, may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Some of our competitors also have greater name and brand recognition and a larger customer base than us.

●	Some of our competitors are manufacturing their own digital equipment while we employ a distribution business model through our distribution agreements with NEC, BARCO and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues.

●	Suppliers could decide to utilize their current sales force to supply their products directly to customers rather than utilizing channels.

In addition, we face competition for consumer attention from other forms of entertainment. The other forms of entertainment may be more attractive to consumers than those utilizing our technologies, which could harm our business, prospects and operating results.

Due to these and other reasons, we must continue to enhance our technologies and our existing products and services and introduce new high quality technologies, products and services to meet the wide variety of competitive pressures that we face. If we are unable to compete successfully, our business, prospects and results of operations will be materially adversely impacted.

Our investment strategy may not be successful, which could adversely impact our financial condition.

We intend to continue investing part of our cash balances in public companies. To date, our investments are highly concentrated in two public companies – 1347 Property Insurance Holdings, Inc. (NASDAQ: PIH) and RELM Wireless Corporation (NYSE MKT: RWC). These types of investments are more risky than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these investments. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may continue to remain concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. Innovation is critical to our success. The introduction of new software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in part on our ability to enhance and improve our existing software platform and to identify new software partners, which would allow us to continually introduce or acquire new features that are in demand by the market that we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate, or timely and successfully develop or acquire, new offerings or features, or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations, which could have a material adverse impact on us.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed.

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations, product safety issues, data security breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues, or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities, and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our solution. Customers often undertake a prolonged product-evaluation process, which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our solution is often an enterprise-wide decision and may require us to provide even greater levels of education regarding the use and benefits of our solution and obtain support from multiple departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process that may need acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions. The long and unpredictable nature of our sales cycle could materially adversely impact our business and results of operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

The Company’s top ten customers accounted for approximately 42% of 2015 consolidated net revenues. Trade accounts receivable from these customers represented approximately 33% of net consolidated receivables at December 31, 2015. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has deferred tax assets that are subject to annual valuation testing, which assets may not be realized, thus negatively impacting us.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, we concluded that a valuation allowance of $9.1 million should be recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets as of December 31, 2015. We face risks that our recorded deferred tax assets may not be realized, thus negatively impacting us.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly cinema) continue to be significant, accounting for approximately 35% of consolidated sales in fiscal 2015, which include $18.2 million of sales in China, as compared to 35% in 2014, of which $14.0 million were generated in China. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, unanticipated or unfavorable circumstances arising from host country laws or regulations, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country, and the disruption of operations from labor and political disturbances. For example, certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and there are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of contract rights in China. If we were unable to navigate foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a significant amount of our foreign sales are denominated in foreign currencies and amounted to $25.8 million in 2015. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of their sales are denominated in the U.S. dollar while their expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates.

Any of these factors could adversely affect our foreign activities and our business, financial condition and results of operations.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition and strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, and debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition and strategic objectives.

A challenging global economic environment or a downturn in the markets that we serve could adversely affect our operating results and stock price in a material manner.

The current issues in the global credit markets and weak worldwide economies may continue to negatively impact the markets that we serve. This environment could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition a downturn in the Cinema market could impact the valuation and collectability of certain long term receivables held by us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results, and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our customers, suppliers and other partners, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We may be unable to prevent outages or security breaches in our systems that could adversely affect our results of operations and cash flows, as well as our business reputation.

Any failure to maintain the security of information relating to our customers, employees, and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees, and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses, and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

If we fail to retain key members of management, or successfully integrate the new executives, our business may be materially harmed.

We have recently made changes to key management positions. On November 24, 2015, the Board of Directors appointed D. Kyle Cerminara as our Chairman and Chief Executive Officer, effective immediately. Mr. Cerminara has been a member of the Board since February 2015 and has served as its Chairman since May 2015, assuming the role of Executive Chairman in September 2015. On November 2, 2015, Stephen L. Schilling joined us as President of our Digital Media business, and Ray F. Boegner was promoted to the newly created position of President of our Cinema business. These changes in key management could create uncertainty among our employees, suppliers, and other business partners and are resulting in changes to the strategic direction of our business, any of which could have a material adverse effect on us. Our future success depends, in substantial part, on the efforts and abilities of our current management team. If certain of these individuals were to leave unexpectedly, we could face difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our loss of services of any of our senior executives, or any failure to effectively integrate new management into our business processes, controls, systems and culture, could have a material adverse effect on us.

Our previous and any future acquisitions involve risks, including our inability to integrate successfully the new businesses and our assumption of certain liabilities.

Our acquisitions of businesses and their respective assets involve the risks that the businesses and assets acquired may prove to be less valuable than we expected and/or that we may assume unknown or unexpected liabilities, costs and problems. Completing an acquisition and integrating an acquired business may also require a significant diversion of management time and resources and could disrupt our business. Other companies that offer similar products and services may be able to market and sell their products and services more cost-effectively than we can. If we make one or more significant acquisitions in which the consideration consists of our capital stock, your equity interest in the Company could be diluted, perhaps significantly. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. If we are unable to successfully integrate acquisitions, our business and financial condition could be materially adversely impacted.

Failure to effectively utilize or successfully assert intellectual property rights could negatively impact us.

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products, the most significant of which are Strong®, Convergent™ and PRODOKOL™. We rely on trademark laws to protect these intellectual property rights. We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Entities affiliated with Fundamental Global Investors, LLC, whose interests may differ from the interests of our other stockholders, have significant influence over the Company.

The interests of Fundamental Global Investors, LLC and its affiliates may differ from the interests of our other stockholders. Fundamental Global Investors, LLC and its affiliates hold approximately 22.07% of the Company’s outstanding shares of common stock as of December 31, 2015. Mr. Cerminara, the manager of Fundamental Global Investors, LLC, serves as our Chairman and Chief Executive Officer. As a result of its ownership position and Mr. Cerminara’s board and management positions with the Company, Fundamental Global has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, appointment of our management and approval of any action requiring a shareholder vote, such as amendments to our certificate of incorporation, bylaws, significant stock issuances, mergers and asset sales. For example, pursuant to the settlement agreement entered into with Fundamental Global Investors, LLC and certain of its affiliates on April 21, 2015, the Company expanded its Board of Directors to nine directors and nominated five director candidates from Fundamental Global’s slate of directors, who were elected at the Company’s 2015 Annual Meeting of Stockholders. Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Item 2. Properties

Our headquarters and NOC are located at 13710 FNB Parkway, Omaha, Nebraska, where we lease office space. The premises are used for offices and operating the NOC. The lease expires in April 2023. In addition, our subsidiaries owned or leased the following facilities as of December 31, 2015.

●	Our Strong/MDI Screen Systems, Inc. subsidiary owns a 75,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facilities are used for offices, manufacturing, assembly and distribution of the cinema and other screens. We believe this facility is well maintained and adequate for future needs.

●	Our Strong Westrex (Beijing) Trading Inc. subsidiary leases office space in Beijing. The lease expires July 2016.

●	We also lease office space in Hong Kong. The lease expires July 2016.

●	In addition, the Company leases office space in Mooresville, NC. The lease expires in November of 2020.

●	Our Convergent Media Systems Corporation subsidiary owns a 43,000 square-foot office facility in Alpharetta, Georgia. The facilities are used for offices and operating the NOC. Convergent also leases our distribution facility which is located at 975 Old Norcross Road, Suite D, Lawrenceville, Georgia, where we lease approximately 40,000 square feet. The lease expires in April 2017. The premises are used for distribution of certain products. In addition, Convergent leases two office facilities in Toronto, Ontario, Canada. These leases expire in March 2018 and October 2019.

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

		High	Low
2015	First Quarter	$5.05	$4.01
	Second Quarter	5.13	4.00
	Third Quarter	4.88	3.42
	Fourth Quarter	4.87	4.24

2014	First Quarter	$5.15	$4.46
	Second Quarter	4.89	3.76
	Third Quarter	4.69	3.65
	Fourth Quarter	4.50	3.79

According to the records of our transfer agent, we had 129 stockholders of record of our common stock on March 3, 2015. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The last reported per share sale price for the common stock on March 3, 2015 was $4.05. We had 14,207,646 shares of common stock outstanding on March 3, 2015.

Stock Repurchases

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). Repurchases during the quarter ended December 31, 2015 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs

October 1 — October 31, 2015	1,000	$4.54	1,000	698,800
November 1 — November 30, 2015	800	$4.41	800	698,000
December 1 — December 31, 2015	1,000	$4.58	1,000	697,000
Total	2,800		2,800

(1) On August 20, 2015, the Company announced that its Board of Directors adopted a stock repurchase program authorizing the Company to repurchase of up to 700,000 shares of the Company’s outstanding Common Stock.

Unregistered Issuances of Equity Securities

On November 22, 2015, the Compensation Committee awarded Mr. Schilling an inducement grant of stock options to purchase 30,000 shares of our common stock outside of our existing stockholders approved equity plans. This inducement grant was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, has an exercise price of $4.33 per share, and was fully vested on the grant date.

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

PERFORMANCE GRAPH

The following graph compares Ballantyne’s cumulative total stockholder return over the last five fiscal years with the cumulative total returns of the New York Stock Exchange Composite Index (“NYSE”), the Russell 2000 Index and the Research Data Group, Inc. (“RDG”) SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2010, and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ballantyne Strong, Inc., the Russell 2000 Index, the NYSE Composite Index,

and the RDG SmallCap Technology Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 Russell Investment Group. All rights reserved.

	12 /10	12 /11	12 /12	12 /13	12 /14	12 /15

Ballantyne Strong, Inc.	100.00	52.64	42.47	59.59	53.28	59.33
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NYSE Composite	100.00	96.16	111.53	140.85	150.35	144.21
RDG SmallCap Technology	100.00	77.67	73.84	102.73	87.90	73.20

Copyright © 2016 Russell Investment Group. All rights reserved.

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2015, 2014, and 2013, and the selected balance sheet data at December 31, 2015 and 2014, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data at December 31, 2013, 2012, and 2011, are derived from audited consolidated financial statements not included herein. The Company has made acquisitions during the five years covered by the selected statement financial data. See Note 3 to the Company’s consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of operations data
Net revenue	$92,829	$95,086	$103,610	$169,084	$184,433
Gross profit	$17,587	$18,160	$16,845	$22,594	$30,213
Net earnings (loss)	$(17,467)	$(4)	$163	$5,542	$10,347
Net earnings (loss) per share
Basic	$(1.24)	$0.00	$0.01	$0.39	$0.72
Diluted	$(1.24)	$0.00	$0.01	$0.39	$0.71
Balance sheet data
Working capital	$28,179	$44,730	$48,661	$56,897	$50,504
Total assets	$66,864	$89,355	$95,444	$99,546	$113,456
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$44,512	$65,462	$66,456	$66,916	$63,223

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

Overview

The Company designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens; and provides managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service. We focus on the cinema, retail, financial and government markets. We have two primary operating segments: Cinema and Digital Media. In 2015, the Company renamed our segments from Systems Integration to Cinema and from Managed Services to Digital Media. There was no impact on current or prior years to the individual components of these segments. The Cinema Segment provides a full range of product solutions primarily for the theatre exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems and menu boards, flat panel displays, and sound systems. The Digital Media Segment delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities that the Company has gained from the acquisition of Convergent in 2013 and from Strong Technical Services (“STS”) respectively. While there is digital signage and cinema equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 67% of fiscal year 2015 revenues were from cinema and approximately 33% were from digital media. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Acquisitions

On October 1, 2013, the Company acquired Convergent Corporation (formerly a subsidiary of Sony Electronics Inc.) and its wholly owned subsidiary Convergent Media Systems (“Convergent”, “CMS”) for approximately $17.4 million in cash. CMS provides digital technologies for out-of-home messaging, advertising and communication (the Digital Out-of-Home or DOOH market) and Enterprise Video Solutions (EVS), which provides enterprises with the infrastructure necessary for communication, collaboration, training and education of employees. CMS operates from its offices in the United States and Canada and has customers in North America. Approximately $0.2 million of the purchase price was allocated to amortizable other intangibles.

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

	Years Ended December 31,
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Cost of revenues	81.1	80.9	83.7
Gross profit	18.9	19.1	16.3
Selling and administrative expenses(1)	23.8	21.0	16.1
Income (loss) from operations (2)	(5.3)	(1.9)	0.1
Net earnings (loss) (3)	(18.8)	0.0	0.2

(1)	For the year ended December 31, 2015, selling and administrative expenses included $2.1 million (2.2% of net revenues) of severance, facility consolidation, proxy contest, and intangible impairment charges. For the year ended December 31, 2013, selling and administrative expenses included $1.5 million (1.4% of net revenues) of severance and site closure charges.

(2)	For the year ended December 31, 2015, loss from operations included $2.1 million (2.2% of net revenues) of severance, facility consolidation, proxy contest, and intangible impairment. For the year ended December 31, 2013, income from operations included $1.5 million (1.4% of net revenues) of severance and site closure charges.

(3)	For the year ended December 31, 2015, net loss included $11.2 million (12.1% of net revenues) of severance, facility consolidation, proxy contest, intangible impairment charges, and income tax related to valuation allowances. For the year ended December 31, 2013, net earnings included $1.5 million (1.4% of net revenues) of severance and site closure charges of $1.5 million.

Restructuring Activities

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. Included in administrative expenses for the year ended December 31, 2015, are $0.6 million and $0.2 million of severance and lease termination costs the Company expects to incur as part of this restructuring plan. The Company expects that the strategic initiative will be completed in the third quarter of 2016.

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. In 2013, the Company recorded $1.5 million in severance costs it expected to incur as part of the integration of CMS and for site closure of the Omaha warehouse. The restructuring initiative was completed in 2015.

2015 Compared to 2014

Revenues

Net revenues during the year ended December 31, 2015 decreased 2.4% to $92.8 million from $95.1 million in the year ended December 31, 2014.

	2015	2014
	(in thousands)
Cinema	$62,199	$63,781
Digital Media	31,837	32,494
Total segment revenues	94,036	96,275
Eliminations	(1,207)	(1,189)
Total net revenues	$92,829	$95,086

Cinema

Sales of cinema products and services decreased 2.5% to $62.2 million in 2015 from $63.8 million in 2014. Sales of digital cinema products and services decreased by $4.2 million as the industry conversion to digital projection equipment becomes complete. This was partially offset by an increase in screen sales of $2.7 million.

Digital Media

Sales of digital media products and services decreased 2.0% to $31.8 million in 2015 from $32.5 million in 2014. Sales of products and services related to digital signage as well as content creation, management and distribution decreased $0.9 million. This was partially offset by an increase of $0.4 million in digital cinema service from an increase in on-demand services.

Foreign Revenues

Sales outside the United States (primarily from the cinema segment) decreased 1.5% to $32.2 million in 2015 from $32.7 million in 2014. Decreased sales in Asia, Canada and South America were offset by increased sales in China, Europe, and Mexico. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than products of local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit decreased 3.2% to $17.6 million in 2015 from $18.2 million in 2014 and as a percent of total revenue decreased to 18.9% in 2015 from 19.1% in 2014.

Gross profit in the cinema segment increased to $12.7 million from $12.2 million in 2014 and increased as a percentage of cinema revenues to 20.3% from 19.1% a year-ago. The increase in gross margin dollars and the increase in gross margin as a percentage of sales was driven by product mix and partially offset by inventory reserve increases. Digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales.

Gross profit in the digital media segment amounted to $4.9 million or 15.5% as a percentage of revenues in 2015 compared to $6.0 million or 18.4% as a percentage of revenues in 2014. The decrease in gross margin dollars and gross margin as a percentage of sales was driven by inventory reserve increases, product mix and lower utilization of field technicians.

Selling Expenses

Selling expenses decreased 23.7% to $5.5 million in 2015 from $7.2 million in 2014 and as a percentage of revenues decreased to 5.9% from 7.6% a year-ago. The decrease in selling expenses was due to lower employee headcount from the restructuring initiatives initiated in the second quarter of 2015.

Administrative Expenses

Administrative expenses increased 30.3% to $16.6 million in 2015 from $12.7 million in 2014 and amounted to 17.7% and 13.4% of revenues, respectively. Included in administrative expenses are severance, facility consolidation, proxy contest, and intangible impairment charges of $2.1 million in 2015. Remaining administrative expenses increased to $14.5 million or 15.5% of revenues from $12.7 million or 13.4% of revenues in 2014. The increase is due to increases in bad debt expense, depreciation, and other general corporate costs. The increase was partially offset by a reduction in employee related expenses in 2015.

Segment Operating Income

We generated operating income in the cinema segment of $7.3 million in 2015 compared to $6.1 million in 2014. This increase was driven by product mix. Digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales, and screen sales, which carry higher margins, increased to make up a larger percentage of total sales.

The digital media segment generated an operating loss of $1.0 million in 2015 compared to minimal operating loss in 2014. The decrease was driven by inventory reserve increases, product mix, and lower utilization of field technicians.

Other Financial Items

Total other income was $0.4 million in 2015 compared to $1.3 million in 2014. The decrease is due to $1.6 million of expense related to fair value adjustments and $0.3 million decrease in net interest income, offset by $1.0 million net gains on foreign currency transactions.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $9.1 million should be recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets as of December 31, 2015. No valuation allowance was recorded in 2014.

We recorded income tax expense of approximately $13.0 million in 2015 compared to income tax benefit of $0.5 million in 2014. During 2015, the Company had accumulated earnings of $22.0 million in excess of what was determined to be permanently reinvested in Canada and China resulting in income taxes of $8.1 million. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

For the reasons outlined herein, we generated losses of $17.5 million and $1.24 basic and diluted losses per share in 2015, compared to essentially break even with basic and diluted earnings per share of $0.00 in 2014.

2014 Compared to 2013

Revenues

Net revenues during the year ended December 31, 2014 decreased 8.2% to $95.1 million from $103.6 million in the year ended December 31, 2013.

	2014	2013
	(in thousands)
Cinema	$63,781	$85,451
Digital Media	32,494	19,105
Total segment revenues	96,275	104,556
Eliminations	(1,189)	(946)
Total net revenues	$95,086	$103,610

Cinema

Sales of Cinema products and services decreased 25.4% to $63.8 million in 2014 from $85.5 million in 2013. Sales of digital cinema products and services decreased by $22.8 million as the industry conversion to digital projection equipment continues to wind down as expected. In addition sales of lighting products decreased $2.7 million. This was partially offset by an increase in screen sales of $3.0 million.

Digital Media

Sales of digital media products and services increased 70.2% to $32.5 million in 2014 from $19.1 million in 2013. This reflects twelve months of ownership of Convergent in 2014 versus three months in 2013, accounting for $11.2 million of the increase. In addition we had an increase of $2.2 million in digital cinema service due to increased on-demand service and NOC contract revenue.

Foreign Revenues

Sales outside the United States (primarily from the cinema segment) decreased to $32.9 million in 2014 from $36.3 million in 2013. This was driven by decreased sales in China and South America offset by increased sales in Canada and Mexico. Export sales fluctuations in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales. Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit increased 7.8% to $18.2 million in 2014 from $16.8 million in 2013 and as a percent of total revenue increased to 19.1% in 2014 from 16.3% in 2013.

Gross profit in the cinema segment decreased to $12.2 million from $12.7 million in 2013 but increased as a percentage of cinema revenues to 19.1% from 14.8% a year-ago. The decrease in gross profit was driven by lower revenues in digital equipment sales as the digital roll out continued to wind down as expected. However, gross margin as a percentage of revenue increased as digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales.

Gross profit in the digital media segment amounted to $6.0 million or 18.4% as a percentage of revenues in 2014 compared to $4.2 million or 21.9% as a percentage of revenues in 2013. Twelve months of ownership of CMS in 2014 versus three months of ownership in 2013 caused the increase, which was partially offset by decreases in lower revenues for cinema service. However, gross margin as a percentage of digital media revenues decreased primarily due to the CMS acquisition as CMS media solutions carry a lower gross margin than other offerings in the digital media segment as the revenue stream includes sale of equipment that carries lower margin.

Selling Expenses

Selling expenses increased 82.5% to $7.2 million in 2014 from $4.0 million in 2013 and as a percentage of revenues increased to 7.6% from 3.8% a year-ago. The increase in selling expenses is due to the ownership of CMS for 12 months in 2014 versus the three months of ownership in 2013. In addition, the company has invested in growing and developing the sales and business development functions that were not in place at the date of acquisition of CMS.

Administrative Expenses

Administrative expenses decreased 0.3% to $12.7 million in 2014 from $12.8 million in 2013 and amounted to 13.4% and 12.3% of revenues, respectively. Included in administrative expenses are restructuring charges of $1.5 million in 2013. Remaining administrative expenses increased to $12.7 million or 13.4% of revenues from $11.3 million or 10.9% of revenues. The increase is due to the ownership of CMS for 12 months in 2014 versus the three months of ownership in 2013, coupled with the decrease in revenue. The increase was partially offset by a reduction in incentive based compensation in 2014.

Segment Operating Income

We generated operating income in the cinema segment of $6.1 million in 2014 compared to $7.9 million in 2013. This decrease was driven by the revenues from the sale of digital cinema products and services as the digital roll-out continued to wind down as expected.

The digital media segment generated minimal operating loss in 2014 compared to operating income of $1.1 million in 2013. The decrease is due to increased costs associated with the ownership of CMS for 12 months in 2014 versus three months of ownership in 2013.

Other Financial Items

Interest income increased $0.3 million in 2014 to $0.7 million compared to $0.4 million in 2013. This increase is primarily due to a $0.2 million increase in interest income from the notes receivable. Additionally interest income on the lease receivables acquired as part of the acquisition of CMS increased $0.1 million compared to 2013 due to the ownership of CMS for 12 months in 2014 versus the 3 months of ownership in 2013. Other income, net of $0.6 million in 2014 and $0.5 million in 2013 reflects the impact of exchange gains and losses due primarily to the U.S. dollar fluctuating against the Canadian dollar from year-to-year.

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

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2015 with total cash and cash equivalents of $22.1 million compared to $22.5 million at December 31, 2014. The Company believes that our existing sources of liquidity, including cash and cash equivalents and operating cash flow will be sufficient to meet our projected capital needs for the foreseeable future.

The Company was party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement expired June 30, 2015. Since inception of the agreement, no amounts had been borrowed on the Credit Agreement.

As of December 31, 2015, $19.3 million of the $22.1 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S. During 2015 the Company determined that $14.7 million of the cash in Canada and $4.1 million of the cash in China would no longer be considered permanently reinvested and would be available for other corporate needs.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $8.0 million in 2015, which included a $17.5 million net loss, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions, impairments, fair value adjustments and non-cash stock compensation totaling $18.6 million. Changes in working capital increased cash from operating activities by $6.8 million. This is primarily due to a decrease in accounts receivable and inventories, partially offset by decreases in accounts payable and customer deposits and deferred revenue. Accounts receivable decreased $8.0 million due to decreased sales and due to improved accounts receivable collection results. Inventories decreased $1.9 million due to focused efforts to carry only required and necessary inventory levels. Accounts payable balances decreased $1.6 million due to payments made to vendors during the year for purchases made to fulfill orders at the end of 2014. Customer deposits and deferred revenue decreased $1.4 million as revenue was recognized related to deposits and deferred revenue, and is consistent with the decrease in the Company’s revenue in 2015 compared to 2014.

Net cash used in operating activities was $3.7 million in 2014, which included breakeven net income, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $2.2 million. Changes in working capital decreased cash from operating activities by $1.4 million. This is primarily due to a decrease in the balance of accounts payable and accrued expenses, partially offset by increases in customer deposits/deferred revenue. Accounts payable balances decreased $3.7 million due to timing of payment for inventory purchases. Accrued expenses decreased $1.9 million due to the decrease in accruals related to compensation and benefits in addition to severance. This was partially offset by a decrease in customer deposits/deferred revenue of $1.2 million, which is consistent with the decrease in the Company’s revenues in 2014 compared to 2013.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million in 2015. This included $6.0 million of investments in equity securities and $0.4 million of capital expenditures, offset by $0.2 million from proceeds from the sale of assets.

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

Cash Flows from Financing Activities

Net cash provided by (used in) financing in 2015, 2014 and 2013 was negligible and is primarily related to capital lease payments.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $2.0 million, $0.7 million, and $0.6 million in the years ended December 31, 2015, 2014, and 2013, respectively.

Transactions with Related and Certain Other Parties

Pursuant to the proxy contest settlement agreement entered into with Fundamental Global and certain of its affiliates on April 21, 2015, the Company expanded its Board of Directors to nine directors and nominated five director candidates from Fundamental Global’s slate of directors (Messrs. D. Kyle Cerminara, William J. Gerber, Charles T. Lanktree, Robert J. Marino and Robert J. Roschman), who were elected at the 2015 Annual Meeting. Fundamental Global and its affiliates hold approximately 22.07% of the Company’s outstanding shares of common stock as of December 31, 2015. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as our Chairman and Chief Executive Officer. The Company reimbursed Fundamental Global for its expenses incurred in connection with the proxy contest and settlement agreement in the amount of $178,415. The independent members of the Board of Directors approved the reimbursement.

The Company’s purchase of the equity securities that comprise its marketable securities and equity method investments were made in companies in which Fundamental Global has an ownership interest. The independent members of the Board of Directors approved these purchases and the Company made no payments to Fundamental Global related to these purchases.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 42% of 2015 consolidated net revenues. Trade accounts receivable from these customers represented approximately 33% of net consolidated receivables at December 31, 2015. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable and notes receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Hedging and Trading Activities

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances, the Company may enter into foreign exchange contracts to manage a portion of this risk. For the year ended December 31, 2014, the Company recorded approximately $0.1 million of realized net losses associated with these contracts in its consolidated statement of operations. The Company had no hedging activities in 2015.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Postretirement benefits	$125	$18	$30	$21	$56
Capital leases	$988	319	538	131	—
Operating leases	$2,825	622	849	718	636
Contractual cash obligations	$3,938	$959	$1,417	$870	$692

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the consolidated financial statements for a description of recently issued accounting pronouncements.

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

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable;

●	Collectability is reasonably assured.

The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. If an arrangement involves multiple deliverables, the items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value. For services, revenue is recognized when the services have been rendered. Revenues from service and support contracts are deferred and recognized as earned ratably over the service coverage periods. Unbilled revenue represents revenue recognized in accordance with the Company’s revenue recognition policy for which the invoice had not been processed and sent to the customer. Revenue is generally recognized upon shipment of the product; however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product as the Company legally retains the risk of loss on these transactions until such time. Estimates used in the recognition of revenues and cost of revenues include, but are not limited to, estimates for product warranties, price allowances and product returns.

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

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management’s estimates related to customer demand and the development of new technology, which could make our theatre and digital media products obsolete, among other items.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $9.1 million should be recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets as of December 31, 2015.

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

Interest Rates—Interest rate risks from our interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables bearing interest rates of 15% which are recorded at fair value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $1.0 million.

Equity Price Risk— We are exposed to equity price risk related to certain of our investments in equity securities. At December 31, 2015, our equity securities aggregated $6.1 million, of which $2.1 million represented marketable securities that are reported at fair value, and $4.0 million accounted for using the equity-method. A change in the equity price of the marketable securities or equity method investments would result in a change in the fair value or economic value, respectively, of such securities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 7, 2016

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Balance Sheets
($ and shares in thousands except par values)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$22,070	$22,491
Accounts receivable (less allowance for doubtful accounts of $1,927 in 2015 and $679 in 2014)	11,359	20,266
Inventories, net	9,693	14,108
Recoverable income taxes	85	1,255
Other current assets	2,739	2,956
Total current assets	45,946	61,076
Property, plant and equipment, net	11,768	13,914
Marketable securities	2,101	—
Equity method investments	4,001	—
Intangible assets, net	235	1,168
Goodwill	863	1,029
Notes receivable	1,669	2,985
Deferred income taxes	—	7,736
Other assets	281	1,447
Total assets	$66,864	$89,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,369	$9,039
Accrued expenses	4,100	4,366
Customer deposits/deferred revenue	5,007	5,473
Income tax payable	1,291	1,009
Total current liabilities	17,767	19,887
Deferred revenue	1,288	2,230
Deferred income taxes	1,716	—
Other accrued expenses, net of current portion	1,581	1,776
Total liabilities	22,352	23,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000 shares; issued 16,925 and 16,809 shares at December 31, 2015 and December 31, 2014, respectively; 14,191 and 14,078 shares outstanding at December 31, 2015 and 2014, respectively	169	168
Additional paid-in capital	39,157	38,657
Accumulated other comprehensive income (loss):
Foreign currency translation	(6,229)	(2,325)
Postretirement benefit obligation	74	139
Retained earnings	29,595	47,062
	62,766	83,701
Less 2,734 and 2,731 of common shares in treasury, at December 31, 2015 and 2014, respectively, at cost	(18,254)	(18,239)
Total stockholders’ equity	44,512	65,462
Total liabilities and stockholders’ equity	$66,864	$89,355

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands except per share amounts)

	Years Ended December 31,
	2015	2014	2013

Net product sales	$69,250	$70,360	$88,067
Net service revenues	23,579	24,726	15,543
Total net revenues	92,829	95,086	103,610

Cost of products sold	60,358	60,106	75,171
Cost of services	14,884	16,820	11,594
Total cost of revenues	75,242	76,926	86,765
Gross profit	17,587	18,160	16,845
Selling and administrative expenses:
Selling	5,522	7,235	3,965
Administrative	16,594	12,740	12,773
Total selling and administrative expenses	22,116	19,975	16,738
Gain (loss) on sale or disposal of assets	(425)	10	(8)
Income (loss) from operations	(4,954)	(1,805)	99
Equity in income (loss) equity method investments	96	78	(25)
Other income:
Interest income	368	705	352
Interest expense	(42)	(48)	(2)
Fair value adjustment for notes receivable	(1,595)	—	—
Foreign currency transaction gain (loss)	1,612	611	850
Other income (expense), net	49	(10)	(323)
Total other income	392	1,258	877
Earnings (loss) before income taxes	(4,466)	(469)	951
Income tax benefit (expense)	(13,001)	465	(788)
Net earnings (loss)	$(17,467)	$(4)	$163
Basic earnings (loss) per share	$(1.24)	$0.00	$0.01
Diluted earnings (loss) per share	$(1.24)	$0.00	$0.01
Weighted average shares outstanding:
Basic	14,135	14,061	13,999
Diluted	14,135	14,061	14,031

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2015	2014	2013

Net earnings (loss)	$(17,467)	$(4)	$163
Adjustment to postretirement benefit obligation:
Prior service credit	(24)	(24)	302
Net actuarial loss	(41)	(27)	(158)
Total adjustment to postretirement benefit obligation	(65)	(51)	144
Currency translation adjustment:
Unrealized net change arising during period	(3,904)	(1,366)	(1,228)
Other comprehensive loss	(3,969)	(1,417)	(1,084)
Comprehensive loss	$(21,436)	$(1,421)	$(921)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2015, 2014 and 2013
($ and shares in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2012	$167	$37,770	$46,903	$(18,239)	$315	$66,916
Net income	—	—	163	—	—	163
Net other comprehensive loss	—	—	—	—	(1,084)	(1,084)
Issuance of 14 shares of common stock under the restricted stock plans	—	—	—	—	—	—
Issuance of 1 shares of common stock under the employees stock purchase plan	—	—	—	—	—	—
Share-based compensation expense	—	461	—	—	—	461
Balance at December 31, 2013	167	38,231	47,066	(18,239)	(769)	66,456
Net loss	—	—	(4)	—	—	(4)
Net other comprehensive loss	—	—	—	—	(1,417)	(1,417)
Issuance of 68 shares of common stock under the restricted stock plans	1	(1)	—	—	—	—
Share-based compensation expense	—	427	—	—	—	427
Balance at December 31, 2014	168	38,657	47,062	(18,239)	(2,186)	65,462
Net loss	—	—	(17,467)	—	—	(17,467)
Net other comprehensive loss	—	—	—	—	(3,969)	(3,969)
Treasury share purchase of 3 shares	—	—	—	(15)	—	(15)
Issuance of 116 shares of common stock under the restricted stock plans	1	(1)	—	—	—	—
Share-based compensation expense	—	501	—	—	—	501
Balance at December 31, 2015	$169	$39,157	$29,595	$(18,254)	$(6,155)	$44,512

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net earnings (loss)	$(17,467)	$(4)	$163
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,379	92	273
Provision for obsolete inventory	1,970	(200)	(111)
Provision for warranty	800	—	430
Depreciation and amortization	2,332	1,924	1,511
Impairment of intangibles	638	—	—
Fair value adjustment to notes receivable	1,595	—	—
Equity in (income) loss of equity method investments	(96)	(78)	25
Unrealized gain on marketable securities	(118)	—	—
Gain loss on forward contracts	—	145	380
Loss on disposal or transfer of assets	425	(10)	8
Deferred income taxes	9,193	(4,533)	1,339
Share-based compensation expense	501	427	461
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled and notes receivable	8,044	757	8,932
Inventories	1,893	1,149	689
Other current assets	(166)	8	1,826
Accounts payable	(1,588)	(3,732)	(4,813)
Accrued expenses	(1,477)	(1,904)	(235)
Customer deposits/deferred revenue	(1,359)	1,229	(3,327)
Current income taxes	1,620	1,145	685
Other assets	(137)	(87)	268
Net cash provided by (used in) operating activities	7,982	(3,672)	8,504
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	—	(18,810)
Purchase of equity securities	(5,983)	—	—
Capital expenditures	(442)	(1,982)	(529)
Proceeds from sales of assets	220	57	5
Net cash used in investing activities	(6,205)	(1,925)	(19,334)
Cash flows from financing activities:
Purchase of treasury stock	(15)	—	—
Proceeds from employee stock purchase plan	—	—	4
Payments on capital lease obligations	(200)	(14)	—
Excess tax benefits from share-based arrangements	12	(7)	16
Net cash provided by (used in) financing activities	(203)	(21)	20
Effect of exchange rate changes on cash and cash equivalents	(1,995)	(682)	(567)
Net decrease in cash and cash equivalents	(421)	(6,300)	(11,377)
Cash and cash equivalents at beginning of year	22,491	28,791	40,168
Cash and cash equivalents at end of year	$22,070	$22,491	$28,791
Supplemental disclosure of cash paid for:
Interest	$45	$34	$27
Income Taxes	$2,272	$1,724	$961
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$752	$310	$—

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except share and per share amounts)

1. Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex (Beijing) Technology Inc., Convergent Corporation and Convergent Media Systems Corporation (“Convergent” or “CMS”) designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens; and provides managed services including monitoring of networked equipment to our customers.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when all of the following circumstances are satisfied:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable;

●	Collectability is reasonably assured.

The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. If an arrangement involves multiple deliverables, the items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value. For services, revenue is recognized when the services have been rendered. Revenues from service and support contracts are deferred and recognized as earned ratably over the service coverage periods. Unbilled revenue represents revenue recognized in accordance with the Company’s revenue recognition policy for which the invoice had not been processed and sent to the customer. Revenue is generally recognized upon shipment of the product; however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product as the Company legally retains the risk of loss on these transactions until such time. Estimates used in the recognition of revenues and cost of revenues include, but are not limited to, estimates for product warranties, price allowances and product returns.

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

Marketable Securities

The Company’s marketable securities are comprised of investments in the common stock of a publicly traded company. Changes in fair value, based on the market price of the investee’s stock are recognized currently in other income in the consolidated statement of operations. The Company has elected the fair value option to account for the investment to more appropriately recognize the value of this investment in our consolidated financial statements. Marketable securities at fair value were as follows:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$1,983	$118	$—	$2,101

Equity Method Investments

In December 2015, the Company acquired 7.8% ownership in RELM Wireless Corp, (RELM) for $4.0 million. RELM is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations, and related components and subsystems. The Company’s Chief Executive Officer is member of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. As a result of this significant influence, the Company accounts for its investment in RELM under the equity method. The Company’s carrying value for RELM was $4.0 million as of December 31, 2015 and the Company’s equity in earnings of RELM were not significant in 2015. Based on quoted market prices, the market value of the Company’s ownership in RELM was $4.2 million at December 31, 2015.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments in 2015, 2014, or 2013.

Accounts, Financing and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level and bad debt expense to adjust accordingly.

Beginning in October 1, 2013, with our acquisition of CMS in our digital media segment, sales-type lease revenue arrangements are included in services revenue in the Consolidated Statements of Operations. The arrangements are primarily related to sales of digital displays and have original lease terms ranging from 3 to 5 years. For sales-type/finance leases, the Company records an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount that the Company expects to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized in the period in which the declines occur. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of financing receivables which is estimated to be uncollectible based on historical experience, current economic conditions, and management’s evaluation of outstanding financing receivables. These factors may change over time causing the reserve level to adjust accordingly. There is currently no allowance for credit losses as management believes the entire balance will be collectible. The effective rate on these is 3.25%.

Notes receivable are recorded at estimated fair value at December 31, 2015 and accrue interest at 15%. The Company estimates allowances for doubtful accounts based on the Company’s best estimates of the amount of probable credit losses pertaining to the notes receivables, based on ongoing monitoring of the counterparty’s financial position and results of operations.

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

Digital projection equipment is provided to potential customers for consignment and demonstration purposes under customer use agreements. Revenues are subsequently recorded in accordance with the Company’s normal revenue recognition policies. Consignment inventory is reviewed for impairment by comparing the inventory to the estimated future usage and sales. Digital equipment on consignment amounted to approximately $0.1 million and $0.3 million at December 31, 2015 and 2014, respectively.

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

Intangible Assets

The Company’s amortizable intangibles consist of trademarks, customer relationships, software and product formulation. The Company evaluates its intangible assets for impairment when there is evidence that events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations. See footnote 7 for further information regarding impairment on intangible assets taken in 2015.

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

The Company may first review for goodwill impairment by assessing qualitative factors to determine whether any impairment may exist. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step test is required; otherwise, no further testing is required. However, the Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. Under the first step of the quantitative test, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two is not performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and step two of the quantitative impairment test (measurement) is performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill. The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.

Goodwill at December 31, 2015 was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed for the year ended December 31, 2015 and it was determined no events had occurred since the acquisition that would indicate an impairment was more likely than not.

Property, Plant and Equipment

Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes, assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, life of the related lease for leasehold improvements, 3 to 10 years for machinery and equipment, 7 years for furniture and fixtures and 3 years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of property, plant and equipment is based on management’s estimates of future undiscounted cash flows and these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over their fair value. The Company did not record any impairments related to property, plant and equipment in 2015, 2014, or 2013.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2015 and 2014.

Fair Values Measured on a Recurring Basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$22,070	$—	$—	$22,070
Marketable securities	$2,101	$—	$—	$2,101

Notes receivable	$—	$—	$1,669	$1,669

Fair Values Measured on a Recurring Basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$22,491	$—	$—	$22,491

Notes receivable	$—	$—	$2,985	$2,985

Quantitative information about the Company’s level 3 fair value measurements at December 31, 2015 is set forth below:

$ in thousands	Fair Value	Valuation Technique	Unobservable input	Range
Note receivable	$1,669	Discounted cash flow	Probability of default	55%
			Discount rate	18%

The notes receivable are recorded at estimated fair value at December 31, 2015 and accrue interest at a rate of 15% per annum. During 2015, new information became available regarding the ability of the debtor to repay the interest on the notes receivable, which caused the Company to change the probability of default used in the discounted cash flow valuation from 0% to 55%. This resulted in a reduction to the fair value of notes receivable of $1.6 million during the year ended December 31, 2015.

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are discount rate and probability of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balance of the Company’s notes receivable fair value:

	2015	2014
	(in thousands)
Notes receivable balance, beginning of period	$2,985	$2,497
Interest income accrued	279	488
Fair value adjustment	(1,595)	—
Notes receivable balance, end of period	$1,669	$2,985

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During 2015, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities. Based on quoted market prices, the market value of the Company’s equity method investment was $4.2 million at December 31, 2015.

Earnings (Loss) Per Common Share

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

	2015	2014	2013
	(in thousands, except per share amounts)
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$(17,467)	$(4)	$163
Weighted average common shares outstanding	14,135	14,061	13,999
Basic earnings (loss) per share	$(1.24)	$0.00	$0.01

Diluted earnings per share:
Earnings (loss) applicable to common stock	$(17,467)	$(4)	$163
Weighted average common shares outstanding	14,135	14,061	13,999
Assuming conversion of options and restricted stock awards outstanding	—	—	32
Weighted average common shares outstanding, as adjusted	14,135	14,061	14,031
Diluted earnings (loss) per share	$(1.24)	$0.00	$0.01

Grants and options to purchase 419,025, 181,500 and 291,000 shares of common stock were outstanding as of December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 126,148 and 141,936 options and restricted stock units were excluded for the year ended December 31, 2015 and 2014, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

Stock Compensation Plans

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2015 and 2014.

Post-Retirement Benefits

The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the balance sheet, measures the plan’s assets and its obligations that determine its funded status as of December 31, 2015 and recognizes the changes in the funded status through comprehensive income (loss) in the year in which the changes occur.

Foreign Currency Translation

For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive income (loss) within the consolidated statements of comprehensive income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred. Undistributed earnings of the Company’s foreign subsidiaries totaling $22.0 million are considered to not be permanently reinvested and the applicable portion of accumulated other comprehensive income (loss) has been tax effected. The components of accumulated other comprehensive income (loss) related to the earnings of foreign subsidiaries that are considered to be indefinitely reinvested have not been tax effected.

Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period. In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three years ended December 31, 2015.

	2015	2014	2013
	(in thousands)
Warranty accrual at beginning of period	$423	$662	$770
Charged to expense	535	332	349
Amounts written off, net of recoveries	(611)	(559)	(473)
Foreign currency translation adjustment	(37)	(12)	16
Warranty accrual at end of period	$310	$423	$662

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2018. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted ASU 2015-17 retrospectively effective December 31, 2015 and reclassified $3.5 million of current deferred tax assets to noncurrent deferred tax assets and netted $0.7 million of long term deferred tax liabilities with noncurrent deferred tax assets on the December 31, 2014 consolidated balance sheet.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and modifies certain fair value disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

3. Acquisitions

On September 13, 2013, the Company acquired Peintures Elite, Inc. (“Elite”) for $1.7 million in cash. Elite is a manufacturer of paint and lacquer products and has been the primary provider of paint for our screen manufacturing business. Approximately $1.2 million of the purchase price was allocated to goodwill and $0.6 million was allocated to amortizable other intangibles. This business is included within the cinema segment. The amounts allocated to goodwill were primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition.

On October 1, 2013, the Company acquired CMS. CMS was acquired from Sony Electronics, Inc. for approximately $17.4 million in cash, which was the purchase price of $16.0 million adjusted for cash on hand in Canada of $0.4 million and working capital variance based upon CMS’s targeted working capital. CMS provides digital technologies for out-of-home messaging, advertising and communication (the DOOH market) and EVS, which provides enterprises with the infrastructure necessary for communication, collaboration, training and education of employees. CMS is included within the digital media segment and operates from its offices in the United States and Canada and has customers in North America.

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

The consolidated financial statements as of December 31, 2015, 2014, and 2013 and for the year then ended included amounts acquired from, as well as the results of operations of, CMS from October 1, 2013, forward. Results of operations for the year ended December 31, 2013, include revenue of $7.1 million and an operating loss of $1.0 million attributable to CMS since its acquisition. Results of operations related to the acquisition of Elite were negligible for the year ended December 31, 2013. Acquisition-related costs included in selling, general and administrative expenses for the year ended December 31, 2013 approximated $0.6 million. The following unaudited pro forma information for the Company has been prepared as if the acquisitions of Elite and CMS had occurred on January 1, 2012. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future. The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

2013

Revenue	$129,737
Net income (loss)	$1,041

Net income (loss) per share – basic	$0.07
Net income (loss) per share – diluted	$0.07

4. Inventories

Inventories consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Raw materials and components	$1,351	$2,281
Work in process	190	632
Finished goods	8,152	11,195
	$9,693	$14,108

The inventory balances are net of reserves of approximately $2.0 million and $2.3 million as of December 31, 2015 and 2014, respectively.

5. Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Land	$1,596	$1,605
Buildings and improvements	8,989	10,203
Machinery and equipment	3,757	4,227
Office furniture and fixtures	4,153	3,713
Total properties cost	18,495	19,748
Less accumulated depreciation	(6,727)	(5,834)
Net property, plant and equipment	$11,768	$13,914

Depreciation expense approximated $2.1 million, $1.7 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6. Restructuring Activities

2015 Corporate-wide strategic initiative

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. Included in administrative expenses for year ended December 31, 2015, are $0.6 million and $0.2 million of severance and lease termination costs the Company expects to incur as part of this restructuring plan. The Company expects that the strategic initiative will be completed in the third quarter of 2016.

2013 Convergent Related Restructuring

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. In 2013, the Company recorded $1.5 million in severance costs it expected to incur as part of the integration of CMS and for site closure of the Omaha warehouse. The restructuring initiative was completed during the first quarter of 2015.

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

The following reconciles the activity in the restructuring related severance accruals for the years ended December 31, 2015, 2014, and 2013, which are included in accrued expenses:

	2015 Strategic Initiative	2013 Convergent related restructuring	2011 Corporate-wide Strategic Initiative	Total Restructuring
		(in thousands)
Balance, restructuring liability at December 31, 2012	$—	$—	$88	$88
Severance expense included in administrative expenses	—	1,417	—	1,417
Site closure costs included in administrative expenses	—	58	—	58
Severance paid	—	(579)	(88)	(667)
Balance, restructuring liability at December 31, 2013	—	896	—	896
Severance paid	—	(709)	—	(709)
Balance, restructuring liability at December 31, 2014	—	187	—	187
Lease termination expense	219	—	—	219
Lease termination paid	(219)	—	—	(219)
Severance expense	559	—	—	559
Severance paid	(486)	(187)	—	(673)
Balance, restructuring liability at December 31, 2015	73	$—	$—	$73

7. Intangible Assets

Intangible assets consisted of the following at December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Product formulation	10	440	(205)	235

Intangible assets consisted of the following at December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Customer relationships	4-9	$1,556	$(1,538)	$18
Software	3	905	(144)	761
Software in development	3	16	—	16
Product formulation	10	526	(153)	373
Total		$3,003	$(1,835)	$1,168

Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives. The Company recorded amortization expense relating to other identifiable intangible assets of $0.3 million, $0.3 million and $0.1 million during each of the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, the Company determined that the future undiscounted cash flows from the software intangibles were significantly less than carrying amount of the software intangibles and recorded an impairment charge of $0.6 million for these intangibles to measure them at their fair value. During 2015, gross intangibles were reduced by $0.9 million due to this impairment. Any other change in the cost and accumulated amortization of the identifiable assets was due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
2016	$62
2017	51
2018	41
2019	30
2020	21
Thereafter	30

8. Goodwill

All of the Company’s goodwill is related to the Cinema segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2013	$1,123
Foreign currency translation	(94)
Balance as of December 31, 2014	$1,029
Foreign currency translation	(166)
Balance as of December 31, 2015	$863

9. Accrued Expenses

The major components of current accrued expenses are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Employee related	$1,526	$1,797
Legal and professional fees	158	265
Lease expenses	281	86
Warranty obligation	310	423
Joint venture excess distributions	502	596
Interest and taxes	644	575
Post-retirement benefit obligation	27	17
Severance and benefits	245	303
Other	407	304
Total	$4,100	$4,366

The major components of long-term accrued expenses are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Post-retirement benefit obligation	$318	$213
Employee related	—	353
Rent and leasehold improvements	1,263	1,184
Other	—	26
Total	$1,581	$1,776

10. Debt

The Company was party to a $20 million Revolving Credit Agreement and Note (collectively, the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement expired June 30, 2015. Since inception of the agreement, no amounts had been borrowed on the Credit Agreement.

11. Income Taxes

Income (loss) before income taxes consists of:

	2015	2014	2013
	(in thousands)
United States	$(16,630)	$(9,774)	$(5,916)
Foreign	12,164	9,305	6,867
	$(4,466)	$(469)	$951

Income tax expense (benefit) attributable to income from continuing operations consists of:

	2015	2014	2013
	(in thousands)
Federal:
Current	$1,538	$592	$218
Deferred	7,348	(3,333)	(1,141)
Total	8,886	(2,741)	(923)
State:
Current	(1,301)	316	(62)
Deferred	635	(589)	(86)
Total	(666)	(273)	(148)
Foreign:
Current	3,597	3,196	1,661
Deferred	1,184	(647)	198
Total	4,781	2,549	1,859
	$13,001	$(465)	$788

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from continuing operations as follows:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	(in thousands)
Expected federal income tax expense (benefit)	$(1,519)	(34.0)	$(160)	(34.0)	$323	34.0
State income taxes, net of federal benefit	(333)	(7.4)	(153)	(32.5)	(88)	(9.3)
Foreign tax rates varying from 34%	(830)	(18.6)	(623)	(132.7)	(489)	(51.4)
Change in foreign reinvestment strategy	6,650	148.9	429	91.4	1,038	109.2
Valuation allowance	9,081	203.3	—	—	—	—
Other	(48)	(1.1)	42	8.7	4	0.4
Total	$(13,001)	(291.1)	$(465)	(99.1)	$788	82.9

Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2015	2014
Deferred tax assets:	(in thousands)
Deferred revenue	$1,567	$2,028
Non-deductible accruals	330	528
Inventory reserves	550	768
Stock compensation expense	215	289
Warranty reserves	107	130
Uncollectible receivable reserves	608	231
Accrued group health insurance claims	137	120
Restructuring reserves	89	111
Net operating losses	6,995	646
Fair value adjustment to notes receivable	637	—
Foreign tax credits	2,867	2,854
Depreciation and amortization	448	707
Accumulated other comprehensive income	1,745	276
Other	(11)	8
Net deferred tax assets	16,284	8,696
Valuation allowance	(9,081)	—
Net deferred tax assets after valuation allowance	7,203	8,696
Deferred tax liabilities:
Depreciation and amortization	494	444
Equity in income (loss) of equity method investments	(47)	(51)
Intangibles	—	238
Cash repatriation	8,472	329
Net deferred tax liabilities	8,919	960
Net deferred tax assets (liabilities)	$(1,716)	$7,736

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $9.1 million should be recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets as of December 31, 2015. No valuation allowance was recorded in 2014.

The tax effect of the Company’s net operating loss carryforwards for Federal and state tax purposes total approximately $6.7 million at December 31, 2015, expiring at various times in 2023 through 2025, and $0.3 million in China at December 31, 2015, expiring at various times beginning 2018 through 2019. The Company has foreign tax credit carryforwards of approximately $2.9 million at December 31, 2015 that expire in 2024.

The Company has recorded income taxes of $8.5 million on accumulated but undistributed earnings for foreign subsidiaries aggregating approximately $20.8 million at December 31, 2015 resulting in a deferred tax liability of $8.5 million. These earnings are not considered permanently reinvested in the business and will be transferred to the United States as required by business needs.

The Company currently has an exam initiated for Federal purposes for the 2011 fiscal year. The Company has examinations not yet initiated for Federal purposes for fiscal years 2012, 2013 and 2014. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2015, 2014 and 2013. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2015 and December 31, 2014.

12. Financing Receivable

The following table presents sales-type lease receivables.

	December 31, 2015	December 31, 2014
	(in thousands)
Investment in sales-type leases
Current	$1,185	$1,372
Noncurrent	198	1,383

At December 31, 2015 and 2014, there are no sales-type lease receivables that are past due.

Scheduled maturities of minimum lease payments outstanding at December 31, 2015, are as follows:

Years ending:	Scheduled Payments
(in thousands)
December 31, 2016	$1,185
December 31, 2017	198
Total	$1,383

13. Notes Receivable

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum, which is to be paid in accordance with an agreed-upon cash flow schedule, as defined. Interest not paid in any particular year is added to the principal and accrues interest at 15%. The Company has recorded the notes receivable at their fair value. See note 2 for additional information on the fair value of the notes.

14. Deferred Revenue

The Company deferred revenue associated with extended warranties provided to a third party exhibitor in 2011. The Company expects to recognize $0.9 million of the revenue in 2016 and the remainder no earlier than 2022 when all conditions of revenue recognition have been met. The following summarizes the amounts included in deferred revenue related to extended warranties.

	December 31, 2015	December 31, 2014
	(in thousands)
Extended warranty deferrals expected to be recognized within one year	$895	$715
Extended warranty deferrals expected to be recognized after one year	1,108	2,003
Total revenue deferred for extended warranty	$2,003	$2,718

15. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense included in selling and administrative expenses approximates the following:

	2015	2014	2013
	(in thousands)
Share based compensation expense	$501	$427	$461

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During 2015, the Company awarded 383,300 stock options and 87,500 restricted stock units under the 2010 Plan. During 2014, the Company awarded no stock options and 172,500 restricted stock units under the 2010 Plan. During 2013, the Company awarded 22,500 options and 9,000 restricted stock shares under the 2010 Plan. At December 31, 2015, 978,500 shares remained available for issuance under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 383,300 shares, zero shares, and 22,500 shares of the Company’s common stock during 2015, 2014, and 2013, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a one-year and five-year period.

The weighted average grant date fair value of stock options granted in 2015 and 2013 was $1.44 and $1.85, respectively. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2015	2013
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	1.87%	0.90%
Expected stock price volatility	32.06%	58.50%
Expected life of options (in years)	6.0	5.5

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical daily price changes of the Company’s stock for one year prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes the Company’s activities with respect to its stock options:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	181,500	$5.56	6.77	$13
Granted	383,300	4.33
Exercised	—	—
Forfeited	(114,000)	6.21
Outstanding at December 31, 2015	450,800	$4.48	9.21	$131
Exercisable at December 31, 2015	103,300	$4.38	7.76	$36

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on the date indicated.

As of December 31, 2015, 347,500 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.5 million at December 31, 2015, which is expected to be recognized over a weighted-average period of 4.9 years.

Restricted Stock Plans

The Company’s 2005 Restricted Stock Plan (the “2005 Plan”) provided for the grant of restricted stock awards. A total of 250,000 shares were reserved for issuance under the 2005 Plan, which expired September 1, 2013. These shares were subject to restrictions on transferability and other restrictions, if any, as the Compensation Committee may decide. During 2013, the Company awarded 41,000 restricted shares under the 2005 Plan, which vest annually over a three year period.

The Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) and the Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Non-Employee Plan”) provide for the award of restricted shares to outside directors. Shares issued under the Non-Employee Plan and the 2014 Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan and the 2014 Non-Employee Plan. During 2015 and 2014, 53,208 and 41,760 shares, respectively, were granted under the 2014 Non-Employee Plan. During 2013, 37,500 shares were granted under the Non-Employee Plan, which expired on May 21, 2013.

As noted above, the Company awarded a total of 140,708, 214,260 and 87,500 restricted stock units and restricted shares under the 2010 Plan, the 2005 Plan and the Non-Employee Plan during 2015, 2014 and 2013, respectively. The weighted average grant date fair value of restricted stock awarded in 2015, 2014 and 2013 was $4.38, $3.86 and $4.28, respectively. In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of the restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of December 31, 2015, the total unrecognized compensation cost related to non-vested restricted stock awarded was approximately $0.4 million which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	264,793	$3.93
Granted	140,708	4.38
Shares vested	(116,316)	4.18
Shares forfeited	(158,827)	3.83
Nonvested at December 31, 2015	130,358	$4.30

16. Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada and China. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges. The Company’s foreign exchange forward contracts expired in 2014 and no new contracts were entered into in 2015.

All cash flows related to our foreign currency exchange contracts are classified as operating cash flows. The Company recognized in other income, the following realized and unrealized gains from foreign currency forward exchange contracts:

(in thousands)	Classification	2015	2014	2013
Foreign exchange forward contracts	Other Income (Loss)	$—	$(145)	$(380)

17. Compensation and Benefit Plans

Bonus Plans

The Compensation Committee of the Board of Directors administers a Short-Term Incentive Plan (the “Plan”). The Plan is an annual incentive program that provides certain officers and key employee’s bonuses in the form of cash or restricted stock or a combination of both if the Company achieves certain financial goals. Each payout is further subject to the achievement of certain individual goals, as defined in the Plan. The Company has recorded expenses related to the Plan of approximately zero, zero, and $0.4 million in 2015, 2014 and 2013, respectively. The bonuses are generally paid through a distribution of cash and restricted stock.

Retirement Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Postretirement Health Care

The Company sponsors a postretirement health care plan (the “Plan”) for two former executives and their spouses. The Company’s policy is to fund the cost of the Plan as expenses are incurred. The costs of the postretirement benefits were accrued over the employees’ service lives.

The following table sets forth the Plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Reconciliation of benefit obligation
Benefit obligation at January 1	$230	$214
Interest cost	8	8
Benefits paid	(92)	(28)
Contributions by plan participants	4	4
Actuarial (gain) loss	49	32
Benefit obligation at December 31	199	230
Fair value of plan assets at December 31	—	—
Funded status at end of year	$(199)	$(230)
Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$—
Current liabilities	(18)	(17)
Noncurrent liabilities	(180)	(213)
Accumulated other comprehensive income	(74)	(139)
Net amount recognized	$(272)	$(369)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consists of:

	2015	2014
	(in thousands)
Prior service cost (credit)	$(254)	$(278)
Net actuarial gain	180	139
Total accumulated other comprehensive income	$(74)	$(139)

Net periodic benefit cost recognized in the years ended December 31, 2015, 2014 and 2013 was:

	2015	2014	2013
	(in thousands)
Interest cost	$8	$8	$18
Prior service credit	(24)	(24)	—
Amortization of gain	7	6	7
Net periodic benefit cost recognized	$(9)	$(10)	$25

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss) in the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(in thousands)
Net actuarial gain	$48	$33	$165
Prior service cost for plan amendment	—	—	(302)
Prior service credit	24	24	—
Amortization of (gain) loss	(7)	(6)	(7)
Total recognized in accumulated other comprehensive income (loss)	$65	$51	$(144)
Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$56	$41	$(119)

For the defined postretirement benefits plan, amortization of the net gain from accumulated other comprehensive income (loss) into net periodic benefit cost to be recognized in the next fiscal year is expected to be insignificant.

Weighted average assumptions used to determine benefit obligations at December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
Discount rate	3.95%	3.65%	4.45%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	5.90%	6.20%	6.50%

Weighted average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Discount rate	3.65%	4.45%	3.60%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate	6.20%	6.50%	8.10%

Assumed health care trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	( in thousands)
Effect on total service and interest cost components of periodic postretirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$28	$(23)

For measurement purposes, a 6.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease gradually to 5.0% through 2019 and remain at that level thereafter. The Company expects to contribute $0.02 million to its postretirement benefit plan in 2016.

The benefits expected to be paid from the postretirement benefit plan are as follows:

	2016	2017	2018	2019	2020	2021-2025
	(in thousands)
Benefits expected to be paid	$18	$20	$10	$10	$11	$56

The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2015 and include estimated future employee service, if any.

18. Leases

The Company and its subsidiaries lease plant and office facilities, autos and equipment under operating leases expiring through 2023. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $0.8 million, $1.0 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also has capital leases for computer equipment. The capital lease obligations related to accrued expenses are included in accrued expenses on the balance sheet.

The Company’s future minimum lease payments are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2016	$319	$622
2017	290	451
2018	248	398
2019	131	368
2020	—	350
Thereafter	—	636
Total minimum lease payments	988	$2,825
Less: Amount representing interest	49
Present value of minimum lease payments	939
Less: Current maturities	223
Capital lease obligations, net of current portion	$716

19. Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 42% of 2015 consolidated net revenues. Trade accounts receivable from these customers represented approximately 33% of net consolidated receivables at December 31, 2015.

Self-Insurance

The Company is self-insured up to certain stop loss limits for group health insurance. Accruals for claims incurred but not paid as of December 31, 2015 and 2014 are included in accrued expenses in the accompanying consolidated balance sheets. The Company’s policy is to accrue the employee health benefit accruals based on historical information along with certain assumptions about future events.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition at December 31, 2015.

20. Business Segment Information

As of December 31, 2015, the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. In 2015, the Company renamed our segments from Systems Integration to Cinema and from Managed Services to Digital Media. There was no impact on current or prior years to the individual components of these segments. Cinema operations include the sale of digital projection equipment, screens, and sound systems. Digital Media operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net Revenue:
Cinema	$62,199	$63,781	$85,451
Digital Media	31,837	32,494	19,105
Total segment net revenue	94,036	96,275	104,556
Eliminations	(1,207)	(1,189)	(946)
Total net revenue	92,829	95,086	103,610
Operating income (loss):
Cinema	7,317	6,119	7,864
Digital Media	(1,024)	(24)	1,100
Total segment operating income	6,293	6,095	8,964

Unallocated general and administrative expenses	(10,822)	(7,910)	(8,857)
Gain (loss) on sale or disposal of assets:
Cinema	$(370)	$(3)	$(13)
Digital Media	(55)	13	5
Total gain (loss) on sale or disposal of assets	(425)	10	(8)
Income (loss) from operations	(4,954)	(1,805)	99

Equity in income (loss) of equity method investments – Cinema	$96	$78	$(25)
Other income (expense)
Cinema	$227	$483	$(25)
Cinema – fair value adjustment to notes receivable	(1,595)	—	—
Cinema – foreign currency transaction gain (loss)	1,875	825	850
Digital Media – foreign currency transaction gain (loss)	(263)	(214)	—
Digital Media	30	164	52
Corporate asset	118	—	—
Total other income	$392	$1,258	$877
Income (loss) before taxes	$(4,466)	$(469)	$951

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Expenditures on capital equipment:
Cinema	$143	$442	$370
Digital Media	299	1,540	165
Total expenditures on capital equipment	$442	$1,982	$535

Depreciation, amortization and impairment:
Cinema	$1,545	$1,208	$1,308
Digital Media	1,425	716	203
Total depreciation, amortization and impairment	$2,970	$1,924	$1,511

	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Cinema	$45,443	$64,083
Digital Media	15,319	25,272
Corporate assets	6,102	—
Total	$66,864	$89,355

Summary by Geographical Area

	2015	2014	2013
	(in thousands)
Net revenue
United States	$60,615	$62,149	$67,348
China	18,180	14,010	16,580
Canada	5,074	5,661	3,709
South America	3,540	8,288	11,788
Mexico	2,870	2,718	1,254
Europe	1,569	1,189	1,216
Asia (excluding China)	474	910	843
Other	507	161	872
Total	$92,829	$95,086	$103,610

	December 31,
	2015	2014
	(in thousands)
Identifiable assets
United States	$32,783	$59,988
Canada	25,698	19,305
China	7,051	7,002
Asia (excluding China)	1,332	3,060
Total	$66,864	$89,355

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

21. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2015 and 2014.

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenue	$22,470	$19,723	$23,512	$27,124	$22,021	$22,027	$22,664	$28,374
Gross profit	4,261	3,676	3,968	5,682	4,216	4,247	4,057	5,640
Net earnings (loss)	(10,164)	(2,919)	(3,201)	(1,183)	(594)	381	(109)	318
Basic and diluted earnings (loss) per share:
Basic(1)	(0.72)	(0.21)	(0.23)	(0.08)	(0.04)	0.03	(0.01)	0.02
Diluted(1)	(0.72)	(0.21)	(0.23)	(0.08)	(0.04)	0.03	(0.01)	0.02
Stock price:
High	5.05	5.13	4.88	4.87	5.15	4.89	4.69	4.50
Low	4.01	4.00	3.42	4.24	4.46	3.76	3.65	3.79

(1)	Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

22. Related Party Transactions

Pursuant to the proxy contest settlement agreement entered into with Fundamental Global Investors, LLC and certain of its affiliates on April 21, 2015, the Company expanded its Board of Directors to nine directors and nominated five director candidates from Fundamental Global’s slate of directors, who were elected at the 2015 Annual Meeting. Fundamental Global Investors, LLC and its affiliates hold approximately 22.07% of the Company’s outstanding shares of common stock as of December 31, 2015. Mr. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as the Company’s Chairman and Chief Executive Officer. The Company reimbursed Fundamental Global for its expenses incurred in connection with the proxy contest and settlement agreement in the amount of $178,415 in 2015. The independent members of the Board of Directors approved the reimbursement.

The Company’s purchase of the equity securities that comprise its marketable securities and equity method investments were made in companies in which Fundamental Global has an ownership interest. The independent members of the Board of Directors approved these purchases and the Company made no payments to Fundamental Global related to these purchases.

23. Subsequent Events

There were no subsequent events following the balance sheet date for which accounting and disclosure in these financial statements is required.

Schedule II

Ballantyne Strong, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Acquisitions	Amounts Written off(1)	Foreign Exchange Translation	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2015	$679	$1,379	$—	$(110)	$(21)	$1,927
Year ended December 31, 2014	703	92	—	(112)	(4)	679
Year ended December 31, 2013	487	273	314	(363)	(8)	703
Inventory reserves:
Year ended December 31, 2015	$2,190	$1,970	$—	$(2,245)	$65	$1,980
Year ended December 31, 2014	1,792	470	—	(71)	(1)	2,190
Year ended December 31, 2013	1,494	323	597	(622)	—	1,792

(1) The deductions from reserves are net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

2. Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

3. Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

(b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ballantyne Strong, Inc.:

We have audited Ballantyne Strong, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the related financial statement schedule and our report dated March 7, 2016 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, Nebraska
March 7, 2016

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the “Board of Directors,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act,” and “Board Committees–Audit Committee” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 23, 2016, and is incorporated herein by reference.

Our board of directors has adopted the Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our Internet website, www.ballantynestrong.com/investors, under the “Corporate Governance” tab, and is available free of charge, upon request to Corporate Secretary, 13710 FNB Parkway, Suite 400, Omaha, NE 68154; telephone number: (402) 453-4444.

Any amendment to, or waiver from, the Code of Ethics applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver unless the rules of the NYSE MKT then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.

Item 11. Executive Compensation

The information required by this item will be contained in the “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Compensation Consultant,” “Compensation Committee Interlocks and Insider Participation,” “2015 Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2015,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Options Exercised and Stock Vested” and “Director Compensation” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 23, 2016, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	504,008	(1)	4.27	1,140,492	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	504,008	(1)	4.27	1,140,492	(2)

(1)	Includes 450,800 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan and 53,208 securities to be issued upon vesting of rights under our 2014 Non-Employee Directors Restricted Stock Plan.

(2)	Includes 978,500 securities remaining available for issuance under our 2010 Long-Term Incentive Plan and 161,992 securities remaining available for issuance under our 2014 Non-Employee Directors Restricted Stock Plan.

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 23, 2016, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Related Persons Transaction Procedures” and “Corporate Governance – Board Independence” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 23, 2016, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the “Proposal Three – Ratification of Appointment of the Company’s Independent Auditors” and “Board Committees – Audit Committee” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 23, 2016, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2015, 2014 and 2013.

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

Ballantyne Strong, Inc.

By:	/s/ D. Kyle Cerminara	By:	/s/ Nathan D. Legband
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Nathan D. Legband, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 7, 2016		Date: March 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	March 7, 2016

By:	/s/ Nathan D. Legband
Nathan D. Legband, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 7, 2016

By:	/s/ Samuel C. Freitag (1)
Samuel C. Freitag, Director
Date:	March 7, 2016

By:	/s/ JAMES C. SHAY (1)
James C. Shay, Director
Date:	March 7, 2016

By:	/s/ Charles T. Lanktree (1)
Charles T. Lanktree, Director
Date:	March 7, 2016

By:	/s/ Marc E. LeBaron (1)
Marc E. LeBaron, Director
Date:	March 7, 2016

By:	/s/ WILLIAM J. GERBER (1)
William J. Gerber, Director
Date:	March 7, 2016

By:	/s/ Robert J. Marino (1)
Robert J. Marino, Director
Date:	March 7, 2016

By:	/s/ Robert J. Roschman (1)
Robert J. Roschman, Director
Date:	March 7, 2016

By:	/s/ Ndamukong suh (1)
Ndamukong Suh, Director
Date:	March 7, 2016

By:	/s/ Nathan D. Legband
Nathan D. Legband, Attorney-In-Fact
Date:	March 7, 2016

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Document Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	December 7, 2006

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.1	December 7, 2006

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.2	December 7, 2006

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.3	December 7, 2006

3.1.4	Certificate of Amendment of Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.1.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Ballantyne Strong, Inc.	8-K	3.1	November 6, 2014

3.1.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Ballantyne Strong, Inc.	8-K	3.1	May 1, 2015

3.2	Ballantyne of Omaha, Inc. Bylaws	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	8-K	99.1	May 1, 2007

3.2.5	Fifth Amendment to Bylaws of Ballantyne Strong, Inc.	S-8	4.11	May 16, 2014

4.1	Rights Agreement, dated and effective as of November 5, 2014, between Ballantyne Strong, Inc, and Computershare, Inc. as Rights Agent	8-K	4.1	November 6, 2014

4.2	Amendment No. 1 dated and effective as of April 27, 2015, to Rights Agreement between Ballantyne Strong, Inc. and Computershare, Inc. as Rights Agent	8-K	4.1	May 1, 2015

10.1	Agreement on Distribution of DLP Cinema Projectors, dated as of October 1, 2006, between Strong Westrex Company and NEC Viewtechnology, Ltd.	10-Q	10.1	November 14, 2006

10.2	Operating Agreement of Digital Link II, LLC, dated as of March 6, 2007, among Ballantyne of Omaha, Inc., Digital Link II, LLC and REAL D	10-K	10.8	April 2, 2007

10.3	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.4*	Ballantyne of Omaha, Inc. 2005 Restricted Stock Plan	Schedule 14A	Appendix D	April 26, 2005

10.4.1*	Amendment No. 1 to the Ballantyne Strong, Inc. 2005 Restricted Stock Plan	Schedule 14A	Exhibit C	April 20, 2010

10.5*	Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan	Schedule 14A	Appendix A	March 31, 2014

10.6*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.7*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.8*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.9*	Employment Agreement, dated as of September 23, 2009, between Ballantyne Strong, Inc. and John P. Wilmers	10-Q	10.5.1	May 14, 2010

10.10*	Amendment No. 4 to Executive Employment Agreement, dated September 23, 2009, between Ballantyne Strong, Inc. and John P. Wilmers	10-Q	10.5	May 14, 2010

10.11*	Executive Employment Agreement, dated July 26, 2011, between Ballantyne Strong, Inc. and Mary Carstens	10-Q	10.26	November 9, 2011

10.12*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

10.13*	Executive Employment Agreement, dated December 20, 2013, between Ballantyne Strong, Inc. and Christopher D. Stark	8-K	10.28	December 24, 2013

10.14*	Executive Employment Agreement, dated November 1, 2010, between Ballantyne Strong, Inc. and Gary Cavey	10-Q	10.1	November 15, 2010

10.15*	Separation and Release Agreement, dated May 6, 2015, between Ballantyne Strong, Inc. and Gary L. Cavey	8-K	10.1	May 11, 2015

10.16*	Executive Employment Agreement, dated as of November 2, 2015, between Convergent Media Systems Corporation and Steve Schilling	8-K	10.1	November 4, 2015

10.17*	Stock Option Agreement, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.3	November 27, 2015

10.18*	Stock Option Agreement under Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.4	November 27, 2015

10.19	Settlement Agreement, dated as of April 21, 2015, between Ballantyne Strong, Inc. and Fundamental Global Partners, LP, Fundamental Global Partners Master Fund, LP, Fundamental Global Partners GP, LLC, FG Partners GP, LLC, and Fundamental Global Investors, LLC	8-K	10.01	April 22, 2015

10.20*	Separation and Release Agreement, dated as of November 10, 2015, between Ballantyne Strong, Inc. and David Anderson				X

10.21*	Separation and Release Agreement, dated as of November 9, 2015, between Ballantyne Strong, Inc. and Christopher Stark				X

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Strong Westrex (Beijing) Technology Inc.	China
e.	Convergent Corporation	Georgia
f.	Convergent Media Systems Corporation	Georgia

23	Consent of KPMG LLP	X
24	The Power of Attorney authorizing D. Kyle Cerminara and Nathan D. Legband to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2015 on behalf of non-management directors	X
31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Ballantyne Strong, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	X

*	Management contract or compensatory plan.
**	Furnished herewith.

