Form 10-Q
period 2016-03-31
BALLANTYNE STRONG, INC.
filed 2016-05-04
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 2, 2016
Common Stock, $.01, par value	14,192,796 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,826	$22,070
Accounts receivable (net of allowance for doubtful accounts of $1,909 and $1,927, respectively)	10,856	11,359
Inventories:
Finished goods, net	9,310	8,152
Work in process	405	190
Raw materials and components, net	1,308	1,351
Total inventories, net	11,023	9,693
Income taxes recoverable	383	85
Other current assets	2,440	2,739
Total current assets	45,528	45,946
Property, plant and equipment (net of accumulated depreciation of $7,504 and $6,727, respectively)	11,603	11,768
Marketable securities	1,685	2,101
Equity method investments	4,381	4,001
Intangible assets, net	341	235
Goodwill	919	863
Notes receivable	1,669	1,669
Other assets	74	281
Total assets	$66,200	$66,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,712	$7,369
Accrued expenses	3,651	4,100
Customer deposits/deferred revenue	4,366	5,007
Income tax payable	206	1,291
Total current liabilities	15,935	17,767
Deferred revenue	1,277	1,288
Deferred income taxes	1,836	1,716
Other accrued expenses, net of current portion	1,509	1,581
Total liabilities	20,557	22,352
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 16,947 and 16,925 shares at March 31, 2016 and December 31, 2015, respectively; 14,204 and 14,191 shares outstanding at March 31, 2016 and December 31, 2015, respectively	169	169
Additional paid-in capital	39,340	39,157
Accumulated other comprehensive income (loss):
Foreign currency translation	(4,637)	(6,229)
Postretirement benefit obligations	74	74
Retained earnings	28,982	29,595
	63,928	62,766
Less 2,743 and 2,734 of common shares in treasury at March 31, 2016 and December 31, 2015, respectively, at cost	(18,285)	(18,254)
Total stockholders’ equity	45,643	44,512
Total liabilities and stockholders’ equity	$66,200	$66,864

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net product sales	$15,046	$17,142
Net service revenues	5,494	5,328
Total net revenues	20,540	22,470

Cost of products sold	11,649	14,795
Cost of services	3,120	3,414
Total cost of revenues	14,769	18,209
Gross profit	5,771	4,261
Selling and administrative expenses:
Selling	1,191	1,677
Administrative	3,295	3,799
Total selling and administrative expenses	4,486	5,476
Gain on sale or disposal of assets	—	2
Income (loss) from operations	1,285	(1,213)
Other income (expense):
Interest income	28	164
Interest expense	(13)	(19)
Foreign currency transaction gain (loss)	(824)	637
Change in value of marketable securities	(483)	—
Other income, net	37	8
Total other income (expense)	(1,255)	790
Earnings (loss) before income taxes and equity method investment income	30	(423)
Income tax expense	(684)	(9,741)
Equity method investment income	41	—
Net loss	$(613)	$(10,164)
Basic loss per share	$(0.04)	$(0.72)
Diluted loss per share	$(0.04)	$(0.72)
Weighted average shares outstanding:
Basic	14,203	14,091
Diluted	14,203	14,091

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(613)	$(10,164)
Currency translation adjustment
Unrealized net change arising during period	1,592	(1,121)
Other comprehensive income (loss)	1,592	(1,121)
Comprehensive income (loss)	$979	$(11,285)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(613)	$(10,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(22)	18
Provision for obsolete inventory	(11)	(49)
Provision for warranty	111	99
Depreciation and amortization	602	569
Equity method investment income	(41)	—
Change in value of marketable securities	483	—
Gain on disposal or transfer of assets	—	(2)
Deferred income taxes	87	8,692
Share-based compensation expense	130	111
Changes in operating assets and liabilities:
Accounts receivable, unbilled and notes receivable	1,028	5,062
Inventories	(1,212)	1,920
Other current assets	210	(410)
Accounts payable	240	(2,651)
Accrued expenses	(508)	(480)
Customer deposits/deferred revenue	(656)	(1,448)
Income taxes payable	(1,357)	849
Other assets	(36)	10
Net cash provided by (used in) operating activities	(1,565)	2,126
Cash flows from investing activities:
Purchase of equity securities	(406)	—
Capital expenditures	(165)	(161)
Proceeds from sales of assets	—	5
Net cash used in investing activities	(571)	(156)
Cash flows from financing activities:
Purchase of treasury stock	(31)	—
Proceeds from exercise of stock options	53	—
Payments on capital lease obligations	(78)	(14)
Excess tax benefits from share-based arrangements	6	19
Net cash provided by (used in) financing activities	(50)	5
Effect of exchange rate changes on cash and cash equivalents	942	(584)
Net increase (decrease) in cash and cash equivalents	(1,244)	1,391
Cash and cash equivalents at beginning of period	22,070	22,491
Cash and cash equivalents at end of period	$20,826	$23,882
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$—	$226

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Marketable Securities

The Company’s marketable securities are comprised of investments in the common stock of a publicly traded company. Changes in fair value, based on the market price of the investee’s stock are recognized in other income in the consolidated statement of operations. The Company has elected the fair value option to account for the investment to more appropriately recognize the value of this investment in our consolidated financial statements unless the Company exerts significant influence over the investment, in which case the equity method of accounting would be applied. Marketable securities at fair value were as follows:

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$2,050	$—	$365	$1,685

Equity Method Investments

In December 2015, the Company acquired 7.8% ownership in RELM Wireless Corporation (“RELM”) for $4.0 million and increased its ownership to 8.3%as of March 31, 2016 for an additional $0.3 million. RELM is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations, and related components and subsystems. The Company’s Chief Executive Officer is member of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. As a result of this significant influence, the Company accounts for its investment in RELM under the equity method. The Company’s carrying value for RELM was $4.4 million as of March 31, 2016 and the Company’s equity method investment income of RELM were not significant during the quarter ended March 31, 2016. Based on quoted market prices, the market value of the Company’s ownership in RELM was $5.2 million at March 31, 2016.

Fair Value of Financial Instruments

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

Fair values measured on a recurring basis at March 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$20,826	$—	$—	$20,826
Marketable securities	$1,685	$—	$—	$1,685
Notes receivable	$—	$—	$1,669	$1,669

Fair values measured on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$22,070	$—	$—	$22,070
Marketable securities	$2,101	$—	$—	$2,101
Notes receivable	$—	$—	$1,669	$1,669

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2015 is set forth below:

	Fair Value at 3/31/2016 $ in thousands	Valuation Technique	Unobservable input	Range
Note receivable	$1,669	Discounted cash flow	Probability of default	55%
			Discount rate	18%

The notes receivable are recorded at estimated fair value at March 31, 2016 and accrue interest at a rate of 15% per annum.

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are discount rate and probability of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balance of the Company’s notes receivable fair value:

	Three months ended March 31,
	2016	2015
	(In thousands)
Notes receivable balance, beginning of period	$1,669	$2,985
Interest income accrued	—	136
Notes receivable balance, end of period	$1,669	$3,121

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently evaluating the potential impact of adopting this guidance and has not determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting,” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement for the Company to retroactively apply the equity method when its increase in ownership interests (or degree of influence) in an investee triggers equity method accounting. This ASU is effective for the Company on January 1, 2017 with early adoption permitted. The Company has adopted ASU 2016-07 and there was no impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for the Company on January 1, 2017 with early adoption permitted. The Company is currently assessing the impact that this new guidance will have on its consolidated financial statements.

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

	Three Months Ended March 31,
	2016	2015
(In thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(613)	$(10,164)
Basic weighted average common shares outstanding	14,203	14,091
Basic loss per share	$(0.04)	$(0.72)
Diluted loss per share:
Loss applicable to common stock	$(613)	$(10,164)
Basic weighted average common shares outstanding	14,203	14,091
Dilutive effect of stock options and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	14,203	14,091
Diluted loss per share	$(0.04)	$(0.72)

Grants and options to purchase 482,500 and 181,500 shares of common stock were outstanding as of March 31, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 56,034 and 78,943 options and restricted stock units were excluded for the three months ended March 31, 2016 and 2015, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

4. Warranty Reserves

In most instances, the Company’s digital products are covered by the original equipment manufacturing firm’s warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(In thousands)
Warranty accrual at beginning of period	$310	$423
Charged to expense	158	112
Amounts written off, net of recoveries	(158)	(205)
Foreign currency adjustment	4	(8)
Warranty accrual at end of period	$314	$322

5. Intangible Assets

Intangible assets consisted of the following at March 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Software	3	107	—	107
Product Formulation	10	470	(236)	234
Total		$577	$(236)	$341

Intangible assets consisted of the following at December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Product formulation	10	440	(205)	235

Amortization expense relating to other identifiable intangible assets was insignificant for the three months ended March 31, 2016 and $0.1 million for the three months ended March 31, 2015.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
Remainder 2016	$50
2017	54
2018	44
2019	31
2020	23
Thereafter	32

6. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended March 31, 2016:

Balance as of December 31, 2015	$863
Foreign currency translation	56
Balance as of March 31, 2016	$919

7. Restructuring Activities

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. These plans were completed in the first quarter of 2016 and no expense was recorded in the first quarter of 2016.

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. The restructuring initiative was completed in the first quarter of 2015.

The following table reconciles the beginning and ending restructuring balance for the quarter ended March 31, 2016, which is included in accrued expenses:

(in thousands)
Accrued liability at beginning of period	$73
Severance paid	(73)
Accrued liability at end of period	$—

The following table reconciles the beginning and ending restructuring balance for the quarter ended March 31, 2015, which is included in accrued expenses:

(in thousands)
Accrued liability at beginning of period	$187
Severance paid	(102)
Accrued liability at end of period	$85

8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $9.8 million should be recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets as of March 31, 2016. During the first quarter the valuation allowance increased $0.7 million.

The Company currently has an exam initiated for Federal purposes for the 2011 fiscal year. The Company has examinations not yet initiated for Federal purposes for fiscal years 2012, 2013, 2014, and 2015. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

9. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. Share-based compensation expense included in selling and administrative expenses approximated $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and performance units. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During the three months ended March 31, 2016, the Company granted no restricted stock units and 100,000 stock options under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 100,000 shares, during the three month period ended March 31, 2016. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest immediately or over a five-year period.

The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2016 was $4.20. There were no stock options granted during the three month period ended March 31, 2015. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

2016
Expected dividend yield at date of grant	0.00%
Risk-free interest rate	1.35%
Expected stock price volatility	32.26%
Expected life of options (in years)	5.7

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

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2016 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	450,800	$4.48	9.21	$131
Granted	100,000	4.20
Exercised	(15,000)	3.55
Forfeited	(22,500)	4.70
Outstanding at March 31, 2016	513,300	$4.33	9.41	$140
Exercisable at March 31, 2015	83,300	$4.44	8.23	$16

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2016.

As of March 31, 2016, 430,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $0.6 million which is expected to be recognized over a weighted average period of 4.7 years.

Restricted Stock Plans

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Non-Employee Plan”) provides for the award of restricted shares to outside directors. Shares issued under the 2014 Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance. A total of 250,000 shares are reserved for issuance under the 2014 Non-Employee Plan. During the three months ended March 31, 2016, the Company granted 2,260 shares with a grant date fair value of $4.40 under the 2014 Non-Employee Plan.

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

As of March 31, 2016, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.3 million which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity for the three months ended March 31, 2016:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2015	130,358	$4.30
Granted	2,260	4.40
Shares vested	(5,900)	4.36
Shares forfeited	(5,625)	3.75
Non-vested at March 31, 2016	121,093	$4.32

10. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 47.9% of total consolidated net revenues for the three months ended March 31, 2016. Trade accounts receivable from these customers represented approximately 37.7% of net consolidated receivables at March 31, 2016. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for leases at March 31, 2016 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2016	$243	$456
2017	290	460
2018	248	406
2019	131	373
2020	—	353
Thereafter	—	636
Total minimum lease payments	912	2,684
Less: Amount representing interest	40
Present value of minimum lease payments	872
Less: Current maturities	319
Capital lease obligations, net of current portion	$553

11. Business Segment Information

As of March 31, 2016 the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. Cinema operations include the sale of digital projection equipment, screens, and sound systems. Digital Media operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation.

Summary by Business Segments

	Three Months Ended March 31,
(In thousands)	2016	2015
Net revenue
Cinema	$13,150	$15,747
Digital Media	7,745	7,046
Total segment net revenue	20,895	22,793
Eliminations	355	323
Total net revenue	20,540	22,470
Operating income (loss)
Cinema	3,218	1,793
Digital Media	114	(478)
Total segment operating income	3,332	1,315
Unallocated general and administrative expenses	(2,047)	(2,530)
Gain on sale of assets	—	2
Other income (expense)
Interest, net	15	145
Cinema – foreign currency transaction gain (loss)	(884)	748
Digital Media – foreign currency transaction gain (loss)	60	(111)
Cinema	42	8
Digital Media	(5)	—
Change in value of marketable securities - Corporate asset	(483)	—
Total other income, net	(1,255)	790
Earnings (loss) before income taxes and equity method investment income	$30	$(423)

(In thousands)	March 31, 2016	December 31, 2015
Identifiable assets
Cinema	$44,311	$45,443
Digital Media	15,823	15,319
Corporate assets	6,066	6,102
Total	$66,200	$66,864

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2016	2015
Net revenue
United States	$13,237	$13,899
China	4,188	4,105
South America	382	1,936
Canada	1,105	1,250
Europe	474	598
Mexico	897	582
Asia (excluding China)	198	45
Other	59	55
Total	$20,540	$22,470

(In thousands)	March 31, 2016	December 31, 2015
Identifiable assets
United States	$31,923	$32,783
Canada	27,189	25,698
China	5,774	7,051
Asia (excluding China)	1,314	1,332
Total	$66,200	$66,864

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the following risks and uncertainties: the Company’s ability to expand its revenue streams to compensate for the lower demand for its digital cinema products and installation services, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its investment strategy, the Company’s ability to retain or replace its significant customers, the impact of challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate the new executives, acquisition-related risks, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance, and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

We conduct our operations through two primary business segments: Cinema and Digital Media. There was no impact on current or prior years to the individual components of these segments. The Cinema segment provides a full range of products and services to the theatre exhibition industry from the design and installation of new theatre exhibition systems and related equipment to complete film-to-digital theatre conversion services. The systems include a wide spectrum of premier audio-visual products and accessories such as: digital projectors, state of the art projection screens, servers and library management systems, menu boards, flat panel displays, and sound systems. The Digital Media segment delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities the Company has gained from the acquisition of Convergent in 2013 and from Strong Technical Services (“STS”) respectively. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 64% of our revenues for the quarter ended March 31, 2016 were from Cinema and approximately 36% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

Results of Operations:

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

Net revenues during the three months ended March 31, 2016 decreased 8.9% to $20.5 million from $22.5 million during the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cinema	$13,150	$15,747
Digital Media	7,745	7,046
Total segment revenues	20,895	22,793
Eliminations	355	323
Total net revenues	$20,540	$22,470

Cinema

Sales of cinema products and services decreased 16.5% to $13.2 million in the first quarter of 2016 from $15.7 million in the first quarter of 2015, due to the first quarter of 2015 including a large sale of library management systems and higher sales of digital projectors. The prior year also included sales generated by the security and lighting businesses which have since been exited.

Digital Media

Sales of digital media products and services increased 9.9% to $7.7 million in the first quarter of 2016 from $7.0 million in the first quarter of 2015, primarily driven by increased demand from the service business as well as an increase in equipment sales and project revenue from our digital signage business.

Export Revenues

Sales outside the United States (primarily from cinema segment) decreased to $7.3 million in the first quarter of 2016 from $8.6 million in the first quarter of 2015. This was driven by decreased sales in South America, Canada, and Europe, offset by increases in Mexico. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $5.8 million in the first quarter of 2016 and $4.3 million in the first quarter of 2015, gross profit as a percent of revenue was 28.1% and 19.0% in the first quarter of 2016 and the first quarter of 2015, respectively. Gross profit in the cinema segment increased to $4.1 million in the first quarter of 2016 from $3.1 million in the first quarter of 2015 and increased as a percentage of sales to 31.3% in 2016 from 19.9% in 2015. The increase in gross margin dollars was driven by higher sales of higher margin screen products versus lower margin digital cinema equipment.

The gross profit in the digital media segment increased to $1.6 million or 21.3% as a percentage of revenues in the first quarter of 2016 from $1.1 million or 15.9% as a percentage of revenues in the first quarter of 2015. The increase in gross margin was driven by more favorable absorption of our fixed operating costs as revenues increased compared to prior year.

Selling Expenses

Selling expenses decreased 29.0% to $1.2 million in the first quarter of 2016 compared to $1.7 million a year-ago and as a percentage of revenues decreased to 5.8% from 7.5% a year-ago. The decrease in selling expenses was primarily due to decreased sales related employee costs.

Administrative Expenses

Administrative expenses decreased 13.3% to $3.3 million in the first quarter of 2016 from $3.8 million in the first quarter of 2015 and as a percent of total revenue decreased to 16.0% in the first quarter of 2016 from 16.9% in the first quarter of 2015. The decrease in expenses is primarily due to lower compensation related costs resulting from our 2015 strategic restructuring.

Other Financial Items

The first quarter of 2016 includes total other expense of $1.3 million primarily related to $0.8 million of net losses on foreign currency transactions and $0.5 million of change in value of marketable securities. The first quarter of 2015 includes total other income of $0.8 million primarily related to net gains on foreign currency transactions.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated a net loss of approximately $0.6 million and basic and diluted loss per share of $0.04 in the first quarter of 2016 compared to net loss of $10.2 million and basic and diluted loss per share of $0.72 a year-ago, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the first quarter with total cash and cash equivalents of $20.8 million compared to $22.1 million at December 31, 2015. As of March 31, 2016, $18.3 million of the $20.8 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.6 million in the first quarter of 2016, which included a net loss of $0.6 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions, change in value of marketable securities and non-cash stock compensation totaling $1.3 million. Changes in working capital decreased cash from operating activities by $2.3 million, primarily due to an increase in inventory and a decrease in current income taxes. Inventory increased $1.2 million due to projectors and media players delivered at the end of the first quarter to be sold in the second quarter. Current income taxes decreased $1.4 million primarily due to payments for Canadian income taxes.

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

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $0.6 million in the first quarter of 2016 due to $0.4 million in purchases of equity securities and $0.2 million for capital expenditures. Net cash used in investing activities amounted to $0.2 million in the first quarter of 2015 and was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing in the first quarter of 2016 and 2015 was negligible.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $0.9 million and ($0.6) million in the first quarter of 2016 and 2015, respectively.

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

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of our leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2016	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	$125	$18	$30	$21	$56
Capital leases	912	243	538	131	—
Operating leases	2,684	456	866	726	636
Contractual cash obligations	$3,721	$717	$1,434	$878	$692

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Litigation

From time to time we may be involved in various claims and legal actions which are routine litigation matters incidental to the business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recently issued accounting pronouncements.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2015. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2016.

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

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.8 million.

Equity Price Risk—We are exposed to equity price risk related to certain of our investments in equity securities. At March 31, 2016, our equity securities aggregated $6.1 million, of which $1.7 million represented marketable securities that are reported at fair value, and $4.4 million accounted for using the equity-method. A change in the equity price of the marketable securities or equity method investments would result in a change in the fair value or economic value, respectively, of such securities.

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

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). Repurchases during the quarter ended March 31, 2016 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2016	800	$4.53	800	696,200
February 1 — February 29, 2016	800	$4.23	800	695,400
March 1 — March 31, 2016	7,400	$4.54	7,400	688,000
Total	9,000		9,000

Item 6. Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Nathan D. Legband
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Nathan D. Legband, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 4, 2016	Date:	May 4, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1		Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2		Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	*	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	*	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101		The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.				X

* Furnished herewith.

