Form 10-Q
period 2016-06-30
BALLANTYNE STRONG, INC.
filed 2016-08-04
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 1, 2016
Common Stock, $.01, par value	14,236,264 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,787	$17,862
Accounts receivable (net of allowance for doubtful accounts of $1,071 and $1,207, respectively)	14,556	11,032
Inventories:
Finished goods, net	6,259	5,651
Work in process	416	190
Raw materials and components, net	1,095	1,351
Total inventories, net	7,770	7,192
Recoverable income taxes	516	85
Other current assets	2,487	2,556
Current assets held for sale	1,797	7,219
Total current assets	39,913	45,946
Property, plant and equipment (net of accumulated depreciation of $7,875 and $6,578, respectively)	11,414	11,703
Marketable securities	1,812	2,101
Equity method investments	7,766	4,001
Intangible assets, net	526	235
Goodwill	924	863
Notes receivable	1,669	1,669
Other assets	105	281
Noncurrent assets held for sale	—	65
Total assets	$64,129	$66,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,464	$4,948
Accrued expenses	3,072	3,583
Customer deposits/deferred revenue	3,005	3,550
Income tax payable	132	1,291
Current liabilities held for sale	737	4,395
Total current liabilities	13,410	17,767
Deferred revenue	1,266	1,288
Deferred income taxes	1,605	1,716
Other accrued expenses, net of current portion	1,306	1,581
Total liabilities	17,587	22,352
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 17,002 and 16,925 shares at June 30, 2016 and December 31, 2015, respectively; 14,237 and 14,191 shares outstanding at June 30, 2016 and December 31, 2015, respectively	169	169
Additional paid-in capital	39,454	39,157
Accumulated other comprehensive income:
Foreign currency translation	(4,604)	(6,229)
Postretirement benefit obligations	74	74
Unrealized gain on available-for-sale securities of equity method investment	21	—
Retained earnings	29,815	29,595
	64,929	62,766
Less 2,765 and 2,734 of common shares in treasury, at cost at June 30, 2016 and December 31, 2015	(18,387)	(18,254)
Total stockholders’ equity	46,542	44,512
Total liabilities and stockholders’ equity	$64,129	$66,864

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net product sales	$14,862	$12,064	$26,597	$26,019
Net service revenues	5,696	5,767	11,075	10,962
Total net revenues	20,558	17,831	37,672	36,981
Cost of products sold	11,280	10,661	20,038	22,141
Cost of services	3,129	3,675	6,249	7,089
Total cost of revenues	14,409	14,336	26,287	29,230
Gross profit	6,149	3,495	11,385	7,751
Selling and administrative expenses:
Selling	1,149	1,344	2,174	2,932
Administrative	3,037	3,885	6,136	7,456
Total selling and administrative expenses	4,186	5,229	8,310	10,388
Gain (loss) on the sale or disposal of assets	—	(381)	1	(378)
Income (loss) from operations	1,963	(2,115)	3,076	(3,015)
Other income (expense):
Interest income	27	167	40	331
Interest expense	(27)	(15)	(40)	(31)
Foreign currency transaction (expense) gain	(180)	(81)	(1,005)	556
Change in value of marketable securities	116	—	(366)	—
Excess distribution from joint venture	502	—	502	—
Other income, net	6	17	43	24
Total other income (expense)	444	88	(826)	880
Earnings (loss) before income taxes and equity method investment income	2,407	(2,027)	2,250	(2,135)
Income tax expense	(653)	(911)	(1,337)	(10,696)
Equity method investment income	—	94	41	94
Net earnings (loss) from continuing operations	1,754	(2,844)	954	(12,737)
Net loss from discontinued operations, net of tax	(921)	(75)	(734)	(347)
Net earnings (loss)	$833	$(2,919)	$220	$(13,084)
Net earnings (loss) per share - basic
Net earnings (loss) from continuing operations	$0.12	$(0.20)	$0.07	$(0.90)
Net loss from discontinued operations	(0.06)	(0.01)	(0.05)	(0.03)
Net earnings (loss)	$0.06	$(0.21)	$0.02	$(0.93)
Net earnings (loss) per share - diluted
Net earnings (loss) from continuing operations	$0.12	$(0.20)	$0.07	$(0.90)
Net loss from discontinued operations	(0.06)	(0.01)	(0.05)	(0.03)
Net earnings (loss)	$0.06	$(0.21)	$0.02	$(0.93)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings (losses)	$833	$(2,919)	$220	$(13,084)
Currency translation adjustment:
Unrealized net change arising during period	33	153	1,625	(968)
Unrealized gain on available-for-sale securities of equity method investment	21	—	21	—
Other comprehensive gain (loss)	54	153	1,646	(968)
Comprehensive income (loss)	$887	$(2,766)	$1,866	$(14,052)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net earnings (loss)	$220	$(13,084)
Net loss from discontinued operations, net of tax	734	347
Net earnings (loss) from continuing operations	954	(12,737)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Provision for doubtful accounts	(44)	24
Provision for obsolete inventory	47	957
Provision for warranty	171	310
Depreciation and amortization	1,127	1,245
Equity method investment income	(41)	(94)
Change in value of marketable securities	366	—
(Gain) loss on disposal or transfer of assets	(1)	378
Deferred income taxes	(146)	8,812
Share-based compensation expense	244	151
Changes in operating assets and liabilities:
Accounts, unbilled and notes receivable	(2,684)	6,683
Inventories	(522)	227
Other current assets	(320)	(524)
Accounts payable	1,361	(2,518)
Accrued expenses	358	(697)
Customer deposits/deferred revenue	(570)	(682)
Income taxes payable	(1,620)	837
Other assets	(124)	(126)
Net cash flows from operating activities – continuing operations	(1,444)	2,246
Net cash flows from operating activities – discontinued operations	(2,724)	667
Net cash (used in) provided by operating activities	(4,168)	2,913

Cash flows from investing activities:
Purchase of equity securities	(3,764)	—
Dividend from equity method investment	103	—
Capital expenditures	(653)	(240)
Proceeds from sale of assets	—	5
Net cash used in investing activities – continuing operations	(4,314)	(235)

Cash flows from financing activities:
Purchase of treasury stock	(133)	—
Proceeds from exercise of stock options	53	—
Payments on capital lease obligations	(159)	(14)
Excess tax benefits from share-based arrangements	6	11
Net cash used in financing activities – continuing operations	(233)	(3)
Effect of exchange rate changes on cash and cash equivalents –continuing operations	916	(517)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	(69)	12
Net (decrease) increase in cash and cash equivalents	(7,868)	2,170
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	4,208	3,190
Less: Cash balance included in assets held for sale at end of period	(1,415)	(3,886)
Cash and cash equivalents at beginning of period	17,862	19,301
Cash and cash equivalents at end of period	$12,787	$20,775
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$—	$226

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, and government markets. The Company and its wholly owned subsidiaries Strong Westrex, Inc., Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex (Beijing) Technology Inc., Convergent Corporation and Convergent Media Systems Corporation (“Convergent” or “CMS”) design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

The Company’s products are distributed to the cinema, retail, financial, and government markets throughout the world.

2. Discontinued Operations

On June 21, 2016, the Company’s Board of Directors approved a plan under which the Company will pursue a sale of the operations conducted by its subsidiaries Strong Westrex (Beijing) Technology Inc. and Strong Westrex Inc. (the “China Operations”) which was historically included in the Cinema segment. We expect to complete the sale within the next twelve months. The purpose of the plan is to focus the efforts of the Company on the business units that have opportunities for higher return on invested capital. As part of this plan, the Company incurred charges of $0.9 million in the second quarter of 2016 which are included in loss from discontinued operations in the condensed consolidated statements of operations. We reflected the results of the China Operations as discontinued operations for all periods presented. The assets and liabilities of the China Operations have been reclassified as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented.

The summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total net revenues	2,435	1,892	5,857	5,207
Total cost of revenues	2,899	1,711	5,791	5,026
Total selling and administrative expenses	346	276	706	594
Loss from operations of discontinued operations	(810)	(95)	(640)	(413)
Loss before income taxes	(807)	(91)	(620)	(406)
Income tax (expense) benefit	(114)	16	(114)	59
Net loss from discontinued operations, net of tax	$(921)	$(75)	$(734)	$(347)

The assets and liabilities classified as held for sale reflected in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,415	$4,208
Accounts receivable, net	105	327
Total inventories, net	134	2,500
Other current assets	143	184
Total current assets held for sale	$1,797	$7,219
Property, plant and equipment, net	$—	$65
Total noncurrent assets held for sale	$—	$65
Current liabilities:
Accounts payable	$119	$2,421
Accrued expenses	242	516
Customer deposits/deferred revenue	376	1,458
Total current liabilities	$737	$4,395

3. Summary of Significant Accounting Policies

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

Use of Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

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

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$2,050	$—	$238	$1,812

Equity Method Investments

In December 2015, the Company acquired 7.8% ownership in RELM Wireless Corporation (“RELM”) for $4.0 million and increased its ownership to 8.3% as of June 30, 2016 for an additional $0.3 million. RELM is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations, and related components and subsystems. The Company’s Chief Executive Officer is a member of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. As a result of this significant influence, the Company accounts for its investment in RELM under the equity method. The Company’s carrying value for RELM was $4.3 million as of June 30, 2016 and the Company’s equity method investment income of RELM was not significant during the quarter ended June 30, 2016. Based on quoted market prices, the market value of the Company’s ownership in RELM was $5.8 million at June 30, 2016.

In May 2016, the Company acquired 31.2% ownership in Itasca Capital Ltd. (“Itasca”) for $3.5 million. Itasca is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is a member of the board of directors of Itasca. This board seat, combined with the Company’s 31% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. As a result of this significant influence, the Company accounts for its investment in Itasca under the equity method. The Company’s carrying value for Itasca was $3.5 million as of June 30, 2016 and the Company’s equity method investment income of Itasca was not significant during the quarter ended June 30, 2016. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $3.5 million at June 30, 2016.

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

Fair Values Measured on a Recurring Basis at June 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$12,787	$—	$—	$12,787
Marketable securities	$1,812	$—	$—	$1,812
Note Receivable	$—	$—	$1,669	$1,669

Fair values measured on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$17,862	$—	$—	$17,862
Marketable securities	$2,101	$—	$—	$2,101
Notes receivable	$—	$—	$1,669	$1,669

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2016 is set forth below:

	Fair Value at 6/30/2016 (in thousands)	Valuation Technique	Unobservable input	Range
Note Receivable	$1,669	Discounted cash flow	Probability of default	55%
			Discount rate	20%

The notes receivable are recorded at estimated fair value at June 30, 2016.

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are discount rate and probability of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balance of the Company’s notes receivable fair value:

	Six months ended June 30,
	2016	2015
	(in thousands)
Notes receivable balance, beginning of period	$1,669	$2,985
Interest income accrued	—	279
Notes receivable balance, end of period	$1,669	$3,264

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2016, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2018. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

4. Earnings (Loss) Per Common Share

Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between average shares used to compute both basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,213	14,121	14,208	14,106
Dilutive effect of stock options and certain non-vested shares of restricted stock	80	—	87	—
Diluted weighted average shares outstanding	14,293	14,121	14,295	14,106

For the three and six month periods ended June 30, 2016, grants and options to purchase 350,000 and 430,000 shares of common stock respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. For the three and six month periods ended June 30, 2016, options and restricted stock units of 79,167 and 87,387, respectively were excluded as their inclusion would be anti-dilutive, thereby decreasing the net loss per share. For the three and six month periods ended June 30, 2015, options to purchase 151,700 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. For the three and six month periods ended June 30, 2015, options and restricted stock units of 66,694 and 72,179, respectively were excluded as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

5. Warranty Reserves

In most instances, the Company’s digital products are covered by the original equipment manufacturing firm’s warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products which can be for up to three years. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Warranty accrual at beginning of period	$314	$265	$310	$355
Charged to expense	191	236	348	359
Amounts written off, net of recoveries	(123)	(238)	(281)	(443)
Foreign currency adjustment	(2)	8	3	—
Warranty accrual at end of period	$380	$271	$380	$271

6. Intangible Assets

Intangible assets consisted of the following at June 30, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Software	3	$307	$—	$307
Product Formulation	10	472	(253)	219
Total		$779	$(253)	$526

Intangible assets consisted of the following at December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Product formulation	10	$440	$(205)	$235

Amortization expense relating to other identifiable intangible assets was insignificant for the six months ended June 30, 2016 and $0.2 million for the six months ended June 30, 2015.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
Remainder 2016	$33
2017	54
2018	44
2019	31
2020	23
Thereafter	34

7. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended June 30, 2016 (in thousands):

Balance as of December 31, 2015	$863
Foreign currency translation	61
Balance as of March 31, 2016	$924

8. Restructuring Activities

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. These plans were completed in the first quarter of 2016 and no expense was recorded in 2016.

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. The restructuring initiative was completed in the first quarter of 2015.

The following table reconciles the beginning and ending restructuring balance for the six months ended June 30, 2016, which is included in accrued expenses:

(in thousands)
Accrued liability at beginning of period	$73
Severance paid	(73)
Accrued liability at end of period	$—

The following table reconciles the beginning and ending restructuring balance for the six months ended June 30, 2015, which is included in accrued expenses:

	2015 Strategic Initiative	2013 Convergent Related Severance	Total Restructuring
	(in thousands)
Accrued liability at beginning of period	$-	$187	$187
Lease termination expense	313	-	313
Severance expense	695	-	695
Severance paid	(302)	(129)	(431)
Accrued liability at end of period	$706	$58	$764

9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $8.8 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2016. During the second quarter the valuation allowance decreased $0.5 million.

The Company currently has an exam initiated for Federal purposes for the 2011 fiscal year. The Company has examinations not yet initiated for Federal purposes for fiscal years 2012, 2013, 2014, and 2015. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

10. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. Share-based compensation expense included in selling and administrative expenses approximated $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and performance units. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During the three months ended June 30, 2016, the Company granted no restricted stock units or stock options and during the six months ended June 30, 2016, the Company granted no restricted stock units and 100,000 stock options under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 100,000 shares during the six month period ended June 30, 2016. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest immediately or over a five-year period.

The weighted average grant date fair value of stock options granted during the six month period ended June 30, 2016 was $4.20. There were no stock options granted during the three month period ended June 30, 2016 or during the three and six month period ended June 30, 2015. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

13

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

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2016 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	450,800	$4.48	9.21	$131
Granted	100,000	4.20
Exercised	(15,000)	3.55
Forfeited	(22,500)	4.70
Outstanding at June 30, 2016	513,300	$4.33	9.16	$464
Exercisable at June 30, 2016	83,300	$4.44	7.98	$66

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on June 30, 2016.

As of June 30, 2016, 430,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $0.6 million, which is expected to be recognized over a weighted average period of 4.5 years.

Restricted Stock Plans

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Non-Employee Plan”) provides for the award of restricted shares to outside directors. Shares issued under the 2014 Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance. During the six months ended June 30, 2016, the Company granted 45,555 restricted shares with a weighted average grant date fair value of $4.89 under the Non-Employee Plan.

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

As of June 30, 2016, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes restricted stock activity for the six months ended June 30, 2016:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2015	130,358	$4.30
Granted	45,555	4.89
Shares vested	(61,368)	4.49
Shares forfeited	(5,625)	3.75
Non-vested at June 30, 2016	108,920	$4.47

11. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 55.4% and 48.0% of total consolidated net revenues for the three and six months ended June 30, 2016, respectively. Trade accounts receivable from these customers represented approximately 44.0% of net consolidated receivables at June 30, 2016. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for leases at June 30, 2016 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2016	$164	$289
2017	290	462
2018	248	408
2019	131	375
2020	—	353
Thereafter	—	636
Total minimum lease payments	833	$2,523
Less: Amount representing interest	33
Present value of minimum lease payments	800
Less: Current maturities	314
Capital lease obligations, net of current portion	$486

13. Business Segment Information

As of June 30, 2016 the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. Cinema operations include the sale of digital projection equipment, screens, and sound systems. Digital Media operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation. The results of discontinued operations are excluded from the Cinema segment information below.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Net revenue
Cinema	$11,288	$10,301	$21,015	$22,733
Digital Media	9,753	7,798	17,499	14,844
Total segment net revenue	21,041	18,099	38,514	37,577
Eliminations	(483)	(268)	(842)	(596)
Total net revenue	$20,558	$17,831	$37,672	$36,981

Operating income (Loss)
Cinema	$3,066	$1,159	$6,113	$3,271
Digital Media	831	(120)	945	(598)
Total segment operating income	3,897	1,039	7,058	2,673
Unallocated general and administrative expenses	(1,934)	(2,773)	(3,983)	(5,310)
(Loss) gain on sale of assets	—	(381)	1	(378)
Other income (expense)
Interest, net	—	152	—	300
Cinema – foreign currency transaction (loss) gain	(154)	(73)	(1,039)	675
Digital Media – foreign currency transaction (loss) gain	(26)	(8)	34	(119)
Cinema - excess distribution from joint venture	502	—	502	—
Cinema	9	19	50	26
Digital Media	(3)	(2)	(7)	(2)
Change in value of marketable securities – Corporate asset	116	—	(366)	—
Total other income (loss)	444	88	(826)	880
Earnings (loss) before income taxes and equity method investment income	$2,407	$(2,027)	$2,250	$(2,135)

(In thousands)	June 30, 2016	December 31, 2015
Identifiable assets, excluding assets held for sale
Cinema	$35,424	$38,159
Digital Media	17,330	15,319
Corporate assets	9,578	6,102
Total	$62,332	$59,580

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net revenue
United States	$16,309	$14,096	$29,541	$27,993
China	1,843	871	2,798	1,667
Latin America	593	509	975	2,445
Canada	1,172	1,129	2,277	2,379
Mexico	447	797	1,344	1,379
Europe	119	173	592	771
Asia (excluding China)	17	20	25	45
Other	58	236	120	302
Total	$20,558	$17,831	$37,672	$36,981

(In thousands)	June 30, 2016	December 31, 2015
Identifiable assets, excluding assets held for sale
United States	$32,955	$33,882
Canada	29,377	25,698
Total	$62,332	$59,580

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

We conduct our operations through two primary business segments: Cinema and Digital Media. There was no impact on current or prior years to the individual components of these segments. The Cinema segment provides a full range of products and services to the theatre exhibition industry from the design and installation of new theatre exhibition systems and related equipment to complete film-to-digital theatre conversion services. The systems include a wide spectrum of premier audio-visual products and accessories such as: digital projectors, state of the art projection screens, servers and library management systems, menu boards, flat panel displays, and sound systems. The Digital Media segment delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities the Company has from our Convergent and Strong Technical Services (“STS”) businesses, respectively. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 56% of our revenues for the six months ended June 30, 2016 were from Cinema and approximately 44% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

On June 21, 2016, the Company’s Board of Directors approved a plan under which the Company will pursue a sale of the operations conducted by its subsidiaries Strong Westrex (Beijing) Technology Inc. and Strong Westrex Inc. (the “China Operations”) which was historically included in the Cinema segment. We expect to complete the sale within the next twelve months. The purpose of the plan is to focus the efforts of the Company on the business units that have opportunities for higher return on invested capital. We reflected the results of the China Operations as discontinued operations for all periods presented.

Results of Operations:

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Net revenues during the three months ended June 30, 2016 increased 15.3% to $20.6 million from $17.8 million during the three months ended June 30, 2015.

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Cinema	$11,288	$10,301
Digital Media	9,753	7,798
Total segment revenues	21,041	18,099
Eliminations	(483)	(268)
Total net revenues	$20,558	$17,831

Cinema

Sales of cinema products and services increased 9.6% to $11.3 million in the second quarter of 2016 from $10.3 million in the second quarter of 2015. This increase was driven by a $1.0 million increase in digital cinema products and services and a $0.6 million increase in screen sales, offset by a $0.6 million decrease in lighting and security sales as those businesses were exited in 2015.

Digital Media

Sales of digital media products and services increased 25.1% to $9.8 million in the second quarter of 2016 from $7.8 million in the second quarter of 2015. Sales of products and services related to cinema equipment maintenance and digital signage as well as content creation, management and distribution increased $2.0 million.

Export Revenues

Sales outside the United States (primarily from the cinema segment) increased to $4.2 million in the second quarter of 2016 from $3.7 million a year ago resulting primarily from increased sales in China and Latin America, offset by decreases sales in Mexico. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $6.1 million in the second quarter of 2016 and $3.5 million in the second quarter of 2015, gross profit as a percent of revenue was 29.9% and 19.6% in the second quarter of 2016 and the second quarter of 2015, respectively. Gross profit in the cinema segment increased to $3.7 million in the second quarter of 2016 from $2.1 million in the second quarter of 2015 and increased as a percentage of sales to 32.4% in 2016 from 20.2% in 2015. The increase in gross margin was driven by write-offs of inventory in 2015.

The gross profit in the digital media segment increased to $2.5 million or 25.5% as a percentage of revenues in the second quarter of 2016 from $1.4 million or 18.2% as a percentage of revenues in the second quarter of 2015. The increase in gross margin was driven by more favorable absorption of our fixed operating costs as revenues increased compared to prior year.

Selling Expenses

Selling expenses decreased 14.5% to $1.1 million in the second quarter of 2016 compared to $1.3 million a year-ago and as a percentage of revenues decreased to 5.6% from 7.5% a year-ago. The decrease in selling expenses was primarily due to decreased employee related costs.

Administrative Expenses

Administrative expenses decreased 21.8% to $3.0 million in the second quarter of 2016 from $3.9 million in the second quarter of 2015 and as a percent of total revenue decreased to 14.8% in the second quarter of 2016 from 21.8% in the second quarter of 2015. The decrease in expenses is primarily due to lower compensation related costs resulting from our 2015 strategic restructuring.

Other Financial Items

The second quarter of 2016 includes total other income of $0.4 million primarily related to $0.5 million of excess joint venture distributions recognized as income partially offset by $0.2 million of net losses on foreign currency transactions. The second quarter of 2015 includes total other income of $0.1 million primarily related to net interest income.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated net earnings from continuing operations of approximately $1.8 million and basic and diluted earnings per share from continuing operations of $0.12 in the second quarter of 2016 compared to net loss from continuing operations of ($2.8) million and basic and diluted loss per share from continuing operations of ($0.20) a year-ago, respectively.

Results of Discontinued Operations

Our discontinued operations generated an after tax loss of ($0.9) million and basic and diluted loss per share of ($0.06) in the second quarter of 2016 compared to an after tax loss of ($0.1) million and basic and diluted loss per share of ($0.01) in the second quarter of 2015, respectively.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Net revenues during the six months ended June 30, 2016 increased 1.9% to $37.7 million from $37.0 million during the six months ended June 30, 2015.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cinema	$21,015	$22,733
Digital Media	17,499	14,844
Total segment revenues	38,514	37,577
Eliminations	(842)	(596)
Total net revenues	$37,672	$36,981

Cinema

Sales of cinema products and services decreased 7.6% to $21.0 million in the first six months of 2016 from $22.7 million in the first six months of 2015. This decrease was driven by a $1.6 million decrease in digital cinema products and services and a $1.0 million decrease in lighting and security sales as those businesses were exited in 2015. These decreases were offset by a $1.0 million increase in screen sales.

Digital Media

Sales of digital media products and services increased 17.9% to $17.5 million in the first six months of 2016 from $14.8 million in the first six months of 2015. Sales of products and services related to cinema equipment maintenance and digital signage as well as content creation, management and distribution increased $2.6 million.

Export Revenues

Sales outside the United States (primarily from the cinema segment) decreased to $8.1 million in the first six months of 2016 from $9.0 million in the first six months of 2015 resulting primarily from decreased sales in Latin America, Europe, and Canada, offset by increased sales in China. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $11.4 million in the first six months of 2016 and $7.8 million in the first six months of 2015, gross profit as a percent of revenue was 30.2% and 21.0% in the first six months of 2016 and the first six months of 2015, respectively. Gross profit in the cinema segment increased to $7.3 million in the first six months of 2016 from $5.2 million in the first six month of 2015 and increased as a percentage of sales to 34.5% in 2016 from 22.9% in 2015. The increase in gross margin was driven by write-offs of inventory in 2015.

The gross profit in the digital media segment increased to $4.1 million or 23.6% as a percentage of revenues in the first six months of 2016 from $2.5 million or 17.1% as a percentage of revenues in the first six months of 2015. The increase in gross margin was driven by more favorable absorption of our fixed operating costs as revenues increased compared to prior year.

Selling Expenses

Selling expenses decreased 25.9% to $2.2 million in the first six months of 2016 compared to $2.9 million a year-ago and as a percentage of revenues decreased to 5.8% from 7.9% a year-ago. The decrease in selling expenses was primarily due to decreased employee related costs.

Administrative Expenses

Administrative expenses decreased 17.7% to $6.1 million in the first six months of 2016 from $7.5 million in the first six months of 2015 and as a percent of total revenue decreased to 16.3% in the first six months of 2016 from 20.2% in the first six months of 2015. The decrease in expenses is primarily due to lower compensation related costs resulting from our 2015 strategic restructuring.

Other Financial Items

The first six months of 2016 includes total other expense of $0.8 million primarily related to $1.0 million of net losses on foreign currency transactions and $0.4 million of decrease in market value of marketable securities, offset by $0.5 million of excess joint venture distributions recognized as income. The first six months of 2015 includes total other income of $0.9 million primarily related to $0.6 million of net gains on foreign currency transactions and $0.3 million of net interest income.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated net earnings from continuing operations of approximately $1.0 million and basic and diluted earnings per share from continuing operations of $0.07 in the first six months of 2016 compared to net loss from continuing operations of ($12.7) million and basic and diluted loss per share from continuing operations of ($0.90) a year-ago, respectively.

Results of Discontinued Operations

Our discontinued operations generated an after tax loss of ($0.7) million and basic and diluted loss per share of ($0.05) in the first six months of 2016 compared to an after tax loss of ($0.3) million and basic and diluted loss per share of ($0.03) in the first half of 2015, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the second quarter with total cash and cash equivalents of $12.8 million compared to $17.9 million at December 31, 2015. As of June 30, 2016, $10.8 million of the $12.8 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $1.4 million in the first six months of 2016, which included net income from continuing operations of $1.0 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions, change in value of marketable securities and non-cash stock compensation totaling $1.7 million. Changes in working capital decreased cash from operating activities of continuing operations by $4.1 million, primarily due to an increase in accounts receivable and a decrease in current income taxes payable, offset by an increase in accounts payable. Accounts payable increased by $1.4 million primarily due to timing of payments on equipment orders at the end of the quarter. Current income taxes payable decreased $1.6 million primarily due to payments for Canadian income taxes.

Net cash provided by operating activities was $2.2 million in the first six months of 2015, which included a net loss from continuing operations of $12.7 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $11.8 million. Changes in working capital benefitted cash from operating activities of continuing operations of $3.2 million, primarily due to decrease in accounts receivable, partially offset by a decrease in accounts payable. Accounts receivable balances decreased $6.7 million due to decreased sales in the first six months of 2015 compared to the last six months of 2014. Accounts payable balances decreased $2.5 million due to payments made to vendors during the first six months of 2015 for purchases made to fulfill orders during the fourth quarter of 2014.

Net cash used in operating activities of discontinued operations was $2.7 million in the first six months of 2016 compared to net cash provided by operating activities of discontinued operations of $0.7 million in the first six months of 2015.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $4.3 million in the first six months of 2016 due to $3.8 million in purchases of equity securities and $0.7 million for capital expenditures. Net cash used in investing activities amounted to $0.2 million in the first six months of 2015 and was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities in the first six months of 2016 was $0.2 million and primarily for purchase of treasury stock and payment on capital leases. Cash flows from financing activities were minimal in the first six months of 2015.

The effect of changes in foreign exchange rates from continuing operations increased (decreased) cash and cash equivalents by $0.9 million and ($0.5) million in the first six months of 2016 and 2015, respectively.

The effect of changes in foreign exchange rates from discontinued operations was minimal in in the first six months of 2016 and 2015.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2016	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	$125	$18	$30	$21	$56
Capital leases	833	164	538	131	—
Operating leases	2,523	289	870	728	636
Contractual cash obligations	$3,481	$471	$1,438	$880	$692

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Litigation

From time to time we may be involved in various claims and legal actions which are routine litigation matters incidental to the business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recently issued accounting pronouncements.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2015. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the six months ended June 30, 2016.

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

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our China and Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in the China and Canadian subsidiaries is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.9 million.

Equity Price Risk—We are exposed to equity price risk related to certain of our investments in equity securities. At June 30, 2016, our equity securities aggregated $9.6 million, of which $1.8 million represented marketable securities that are reported at fair value, and $7.8 million accounted for using the equity-method. A change in the equity price of the marketable securities or equity method investments would result in a change in the fair value or economic value, respectively, of such securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). Repurchases during the quarter ended June 30, 2016 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2016	10,250	$4.68	10,250	677,750
May 1 — May 31, 2016	10,300	$4.68	10,300	667,450
June 1 — June 30, 2016	1,200	$5.18	1,200	666,250
Total	21,750		21,750

Item 6. Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Nathan D. Legband
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Nathan D. Legband, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 4, 2016	Date:	August 4, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1		Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2		Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	*	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	*	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101		The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.				X

* Furnished herewith.

