Form 10-Q
period 2016-09-30
BALLANTYNE STRONG, INC.
filed 2016-11-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 1-13906

BALLANTYNE STRONG, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska	68154
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 1, 2016
Common Stock, $.01, par value	14,250,970 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,834	$17,862
Accounts receivable (net of allowance for doubtful accounts of $1,117 and $1,207, respectively)	12,501	11,032
Inventories:
Finished goods, net	6,307	5,651
Work in process	669	190
Raw materials and components, net	1,127	1,351
Total inventories, net	8,103	7,192
Recoverable income taxes	539	85
Other current assets	1,757	2,556
Current assets held for sale	1,684	7,219
Total current assets	38,418	45,946
Property, plant and equipment (net of accumulated depreciation of $8,326 and $6,578, respectively)	11,284	11,703
Marketable securities	1,967	2,101
Equity method investments	7,811	4,001
Intangible assets, net	847	235
Goodwill	910	863
Notes receivable	1,669	1,669
Other assets	68	281
Noncurrent assets held for sale	—	65
Total assets	$62,974	$66,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,236	$4,948
Accrued expenses	4,131	3,583
Customer deposits/deferred revenue	3,375	3,550
Income tax payable	82	1,291
Current liabilities held for sale	606	4,395
Total current liabilities	13,430	17,767
Deferred revenue	1,231	1,288
Deferred income taxes	1,548	1,716
Other accrued expenses, net of current portion	811	1,581
Total liabilities	17,020	22,352
Stockholders’ equity:
Preferred stock, par value $.01 per share; Authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; Authorized 25,000 shares; issued 17,023 and 16,925 shares at September 30, 2016 and December 31, 2015, respectively; 14,255 and 14,191 shares outstanding at September 30, 2016 and December 31, 2015, respectively	169	169
Additional paid-in capital	39,614	39,157
Accumulated other comprehensive income:
Foreign currency translation	(4,901)	(6,229)
Postretirement benefit obligations	74	74
Unrealized gain on available-for-sale securities of equity method investment	62	—
Retained earnings	29,345	29,595
	64,363	62,766
Less 2,768 and 2,734 of common shares in treasury, at cost at September 30, 2016 and December 31, 2015	(18,409)	(18,254)
Total stockholders’ equity	45,954	44,512
Total liabilities and stockholders’ equity	$62,974	$66,864

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product sales	$13,071	$13,732	$39,668	$39,750
Net service revenues	5,597	6,014	16,672	16,976
Total net revenues	18,668	19,746	56,340	56,726
Cost of products sold	11,172	11,693	31,210	33,834
Cost of services	3,119	4,273	9,368	11,362
Total cost of revenues	14,291	15,966	40,578	45,196
Gross profit	4,377	3,780	15,762	11,530
Selling and administrative expenses:
Selling	1,128	1,015	3,302	3,948
Administrative	2,992	3,739	9,128	11,194
Total selling and administrative expenses	4,120	4,754	12,430	15,142
Gain (loss) on the sale or disposal of assets	—	(14)	1	(392)
Income (loss) from operations	257	(988)	3,333	(4,004)
Other income (expense):
Interest income	59	21	99	351
Interest expense	(41)	(12)	(81)	(43)
Foreign currency transaction gain (expense)	23	765	(982)	1,321
Change in value of marketable securities	(34)	—	(400)	—
Excess distribution from joint venture	—	—	502	—
Fair value adjustment to notes receivable	—	(1,595)	—	(1,595)
Other income (expense), net	(7)	(2)	36	22
Total other income (expense)	—	(823)	(826)	56
Earnings (loss) before income taxes and equity method investment income	257	(1,811)	2,507	(3,948)
Income tax expense	(748)	(669)	(2,085)	(11,365)
Equity method investment income	29	—	70	94
Net earnings (loss) from continuing operations	(462)	(2,480)	492	(15,219)
Net loss from discontinued operations, net of tax	(8)	(721)	(742)	(1,065)
Net loss	$(470)	$(3,201)	$(250)	$(16,284)
Net earnings (loss) per share - basic
Net earnings (loss) from continuing operations	$(0.03)	$(0.18)	$0.03	$(1.08)
Net loss from discontinued operations	(0.00)	(0.05)	(0.05)	(0.07)
Net loss	$(0.03)	$(0.23)	$(0.02)	$(1.15)
Net earnings (loss) per share - diluted
Net earnings (loss) from continuing operations	$(0.03)	$(0.18)	$0.03	$(1.08)
Net loss from discontinued operations	(0.00)	(0.05)	(0.05)	(0.07)
Net loss	$(0.03)	$(0.23)	$(0.02)	$(1.15)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(470)	$(3,201)	$(250)	$(16,284)
Currency translation adjustment:
Unrealized net change arising during period	(297)	(1,965)	1,328	(2,933)
Unrealized gain on available-for-sale securities of equity method investment	41	—	62	—
Other comprehensive gain (loss)	(256)	(1,965)	1,390	(2,933)
Comprehensive income (loss)	$(726)	$(5,166)	$1,140	$(19,217)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(250)	$(16,284)
Net loss from discontinued operations, net of tax	742	1,065
Net earnings (loss) from continuing operations	492	(15,219)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash (used in) provided by operating activities:
Provision for doubtful accounts	1	92
Provision for obsolete inventory	(101)	1,645
Provision for warranty	260	434
Depreciation and amortization	1,658	1,622
Fair value adjustment to notes receivable	—	1,595
Impairment of intangibles	—	638
Excess distribution from joint venture	(502)	—
Equity method investment income	(70)	(94)
Change in value of marketable securities	400	—
(Gain) loss on disposal or transfer of assets	(1)	392
Deferred income taxes	(195)	8,374
Share-based compensation expense	357	269
Changes in operating assets and liabilities:
Accounts, unbilled and notes receivable	(439)	6,074
Inventories	(733)	(81)
Other current assets	113	(62)
Accounts payable	(205)	(1,009)
Accrued expenses	348	(644)
Customer deposits/deferred revenue	(233)	(438)
Income taxes payable	(1,708)	1,425
Other assets	33	(62)
Net cash flows from operating activities – continuing operations	(525)	4,951
Net cash flows from operating activities – discontinued operations	(1,624)	(359)
Net cash (used in) provided by operating activities	(2,149)	4,592

Cash flows from investing activities:
Purchase of equity securities	(4,107)	—
Dividend from equity method investment	206	—
Capital expenditures	(1,102)	(1,051)
Proceeds from sale of assets	—	38
Net cash used in investing activities – continuing operations	(5,003)	(1,013)

Cash flows from financing activities:
Purchase of treasury stock	(155)	—
Proceeds from exercise of stock options	100	—
Payments on capital lease obligations	(239)	(14)
Excess tax benefits from share-based arrangements	6	10
Net cash used in financing activities – continuing operations	(288)	(4)
Effect of exchange rate changes on cash and cash equivalents –continuing operations	763	(1,241)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	(120)	(78)
Net (decrease) increase in cash and cash equivalents	(6,797)	2,256
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	4,208	3,190
Less: Cash balance included in assets held for sale at end of period	(1,439)	(2,772)
Cash and cash equivalents at beginning of period	17,862	19,301
Cash and cash equivalents at end of period	$13,834	$21,975
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$—	$935

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, and government markets. The Company and its wholly owned subsidiaries Strong Westrex, Inc. (“SWI”), Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex (Beijing) Technology Inc. (“SWBTI”), Convergent Corporation and Convergent Media Systems Corporation (“Convergent”) design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

The Company’s products are distributed to the cinema, retail, financial, and government markets throughout the world.

2. Discontinued Operations

On June 21, 2016, the Company’s Board of Directors approved a plan under which the Company will pursue a sale of the operations conducted by its subsidiaries SWBTI and SWI (the “China Operations”) which has historically been included in the Cinema segment. We expect to complete the sale within the next twelve months. The purpose of the plan is to focus the efforts of the Company on the business units that have opportunities for higher return on invested capital. As part of this plan, the Company incurred charges of $0.9 million in the second quarter of 2016 and zero in the third quarter of 2016, which are included in loss from discontinued operations in the condensed consolidated statements of operations. We reflected the results of the China Operations as discontinued operations for all periods presented. The assets and liabilities of the China Operations have been reclassified as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented.

On November 4, 2016, the Company sold SWBTI to GABO Filter, Inc. for total proceeds of $0.4 million. As part of this sale the Company expects to record a loss on discontinued operations of approximately $0.3 million in the fourth quarter of 2016. The final loss from discontinued operations related to this sale may differ from this estimate depending on the actual proceeds received and the actual disposition costs incurred. In addition, the Company expects to incur charges of $0.3 million in the fourth quarter related to severance for discontinued operations in conjunction with the sale of SWBTI.

The summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total net revenues	583	3,766	6,440	8,973
Total cost of revenues	436	3,578	6,227	8,605
Total selling and administrative expenses	157	465	863	1,058
Loss from operations of discontinued operations	(10)	(277)	(650)	(690)
Loss before income taxes	(8)	(273)	(628)	(677)
Income tax expense	—	(448)	(114)	(388)
Net loss from discontinued operations, net of tax	$(8)	$(721)	$(742)	$(1,065)

The assets and liabilities classified as held for sale reflected in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,439	$4,208
Accounts receivable, net	—	327
Total inventories, net	—	2,500
Other current assets	245	184
Total current assets held for sale	$1,684	$7,219
Property, plant and equipment, net	$—	$65
Total noncurrent assets held for sale	$—	$65
Current liabilities:
Accounts payable	$78	$2,421
Accrued expenses	256	516
Customer deposits/deferred revenue	272	1,458
Total current liabilities	$606	$4,395

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

Marketable Securities

The Company’s marketable securities are comprised of investments in the common stock of a publicly traded company. Changes in fair value, based on the market price of the investee’s stock are recognized in other income in the consolidated statement of operations. The Company uses the fair value option to account for the investment to more appropriately recognize the value of this investment in our consolidated financial statements since the Company does not exert significant influence over the investment, in which case the equity method of accounting has been applied. Marketable securities at fair value were as follows:

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$2,464	$—	$497	$1,967

Equity Method Investments

In December 2015, the Company acquired 7.8% ownership in RELM Wireless Corporation (“RELM”) for $4.0 million and increased its ownership to 8.3% during the nine months ended September 30, 2016 for an additional $0.3 million. RELM is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations, and related components and subsystems. The Company’s Chief Executive Officer is a member of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. As a result of this significant influence, the Company accounts for its investment in RELM under the equity method. The Company’s carrying value for RELM was $4.3 million as of September 30, 2016 and the Company’s equity method investment income of RELM was $0.2 million during the nine months ended September 30, 2016. Based on quoted market prices, the market value of the Company’s ownership in RELM was $6.1 million at September 30, 2016.

In May 2016, the Company acquired 31.2% ownership in Itasca Capital Ltd. (“Itasca”) for $3.5 million and increased its ownership to 32.3% during the nine months ended September 30, 2016 for an additional $0.2 million. Itasca is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is a member of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. As a result of this significant influence, the Company accounts for its investment in Itasca under the equity method. The Company’s carrying value for Itasca was $3.5 million as of September 30, 2016 and the Company’s equity method investment loss in Itasca was $0.1 million during the nine months ended September 30, 2016. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $4.4 million at September 30, 2016.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall.

Fair Values Measured on a Recurring Basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$13,834	$—	$—	$13,834
Marketable securities	$1,967	$—	$—	$1,967
Notes receivable	$—	$—	$1,669	$1,669

Fair values measured on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$17,862	$—	$—	$17,862
Marketable securities	$2,101	$—	$—	$2,101
Notes receivable	$—	$—	$1,669	$1,669

Quantitative information about the Company’s level 3 fair value measurements at September 30, 2016 is set forth below:

	Fair Value at 9/30/2016
	(in thousands)	Valuation Technique	Unobservable input	Range
Notes receivable	$1,669	Discounted cash flow	Probability of default	55%
			Discount rate	21%

The notes receivable are recorded at estimated fair value at September 30, 2016.

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are discount rate and probability of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balance of the Company’s notes receivable fair value:

	Nine months ended September 30,
	2016	2015
	(in thousands)
Notes receivable balance, beginning of period	$1,669	$2,985
Interest income accrued	—	279
Fair value adjustment	—	(1,595)
Notes receivable balance, end of period	$1,669	$1,669

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2016, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2018. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. Early adoption is not permitted. While the Company has not yet completed its analysis of ASU 2014-09, the Company anticipates a more significant impact on its Digital Media segment, primarily due to the nature of that segment’s contracts with customers. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09 on its consolidated financial statements. The Company anticipates that the adoption may have a material impact on the consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity utilizing the first in-first out inventory method to change their measurement principle for inventory changes from the lower of cost or market to lower of cost and net realizable value. The guidance is effective for the Company beginning January 1, 2017. An entity must adopt this ASU prospectively and early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company has not yet completed its analysis of ASU 2016-02 and is evaluating the impact and timing of adopting ASU 2014-09 on its consolidated financial statements. The Company anticipates that the adoption may have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for the Company on January 1, 2017 with early adoption permitted. While the Company has not yet completed its analysis, the adoption of ASU 2016-09 is not expected to have a material effect on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,249	14,164	14,225	14,122
Dilutive effect of stock options and certain non-vested shares of restricted stock	—	—	—	—
Diluted weighted average shares outstanding	14,249	14,164	14,225	14,122

For the three and nine month periods ended September 30, 2016, grants and options to purchase 350,000 and 363,700 shares of common stock respectively were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. For the three and nine month periods ended September 30, 2016, options and restricted stock units of 65,937 and 85,618, respectively, were excluded as their inclusion would be anti-dilutive, thereby decreasing the net loss per share. For the three and nine month periods ended September 30, 2015, options to purchase 20,625 and 124,125 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. For the three and nine month periods ended September 30, 2015, options and restricted stock units of 56,873 and 88,877, respectively, were excluded as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

5. Warranty Reserves

In most instances, the Company’s digital products are covered by the original equipment manufacturing firm’s warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products which can be for up to three years. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(in thousands)
Warranty accrual at beginning of period	$380	$271	$310	$355
Charged to expense	430	128	778	487
Amounts written off, net of recoveries	(194)	(125)	(475)	(568)
Foreign currency adjustment	1	(11)	4	(11)
Warranty accrual at end of period	$617	$263	$617	$263

6. Intangible Assets

Intangible assets consisted of the following at September 30, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Software	3	$648	$—	$648
Product Formulation	10	$465	$(266)	$199
Total		$1,113	$(266)	$847

Intangible assets consisted of the following at December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Product formulation	10	$440	$(205)	$235

Amortization expense relating to other identifiable intangible assets was insignificant for the nine months ended September 30, 2016 and $0.3 million for the nine months ended September 30, 2015.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
Remainder 2016	$16
2017	54
2018	43
2019	31
2020	23
Thereafter	32

7. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended September 30, 2016 (in thousands):

Balance as of December 31, 2015	$863
Foreign currency translation	47
Balance as of September 30, 2016	$910

8. Restructuring Activities

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. These plans were completed in the first quarter of 2016 and no expense was recorded in 2016.

In connection with the integration of the 2013 Convergent acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. The restructuring initiative was completed in the first quarter of 2015.

The following table reconciles the beginning and ending restructuring balance for the nine months ended September 30, 2016, which is included in accrued expenses:

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

9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $8.3 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2016. During the third quarter the valuation allowance decreased $0.4 million.

The Company has completed the examination for Federal purposes for the 2011 fiscal year with no changes. The Company has examinations not yet initiated for Federal purposes for fiscal years 2013, 2014, and 2015. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

10. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. Share-based compensation expense included in selling and administrative expenses approximated $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and performance units. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During the three months ended September 30, 2016, the Company granted no restricted stock units or stock options and during the nine months ended September 30, 2016, the Company granted no restricted stock units and 100,000 stock options under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 100,000 shares during the nine month period ended September 30, 2016. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest immediately or over a five-year period.

The weighted average grant date fair value of stock options granted during the nine month period ended September 30, 2016 was $4.20. There were no stock options granted during the three month period ended September 30, 2016 or during the three and nine month period ended September 30, 2015. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

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

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2016 as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	450,800	$4.48	9.21	$131
Granted	100,000	4.20
Exercised	(25,000)	4.01
Forfeited	(32,500)	4.71
Outstanding at September 30, 2016	493,300	$4.31	8.97	$1,327
Exercisable at September 30, 2016	73,300	$4.41	8.07	$190

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on September 30, 2016.

As of September 30, 2016, 420,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $0.5 million, which is expected to be recognized over a weighted average period of 4.2 years.

Restricted Stock Plans

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Non-Employee Plan”) provides for the award of restricted shares to outside directors. Shares issued under the 2014 Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance. During the nine months ended September 30, 2016, the Company granted 45,555 restricted shares with a weighted average grant date fair value of $4.89 under the Non-Employee Plan.

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

As of September 30, 2016, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.3 million, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2016:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2015	130,358	$4.30
Granted	45,555	4.89
Shares vested	(73,243)	4.42
Shares forfeited	(5,625)	3.75
Non-vested at September 30, 2016	97,045	$4.52

11. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 53.3% and 49.8% of total consolidated net revenues for the three and nine months ended September 30, 2016, respectively. Trade accounts receivable from these customers represented approximately 35.5% of net consolidated receivables at September 30, 2016. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Leases

The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2021. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. The Company’s future minimum lease payments for leases at September 30, 2016 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2016	$85	$272
2017	290	413
2018	248	329
2019	131	294
2020	—	264
Thereafter	—	152
Total minimum lease payments	754	$1,724
Less: Amount representing interest	26
Present value of minimum lease payments	728
Less: Current maturities	305
Capital lease obligations, net of current portion	$423

12. Business Segment Information

As of September 30, 2016 the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. Cinema operations include the sale of digital projection equipment, screens, and sound systems. Digital Media operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation. The results of discontinued operations are excluded from the Cinema segment information below.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Net revenue
Cinema	$11,070	$11,048	$32,085	$33,782
Digital Media	7,911	8,992	25,411	23,836
Total segment net revenue	18,981	20,040	57,496	57,618
Eliminations	(313)	(294)	(1,156)	(892)
Total net revenue	$18,668	$19,746	$56,340	$56,726

Operating income (loss)
Cinema	$2,205	$2,462	$8,318	$5,733
Digital Media	(61)	(1,120)	884	(1,717)
Total segment operating income	2,144	1,342	9,202	4,016
Unallocated general and administrative expenses	(1,887)	(2,316)	(5,870)	(7,628)
(Loss) gain on sale of assets	—	(14)	1	(392)
Other income (expense)
Interest, net	18	9	18	308
Cinema – foreign currency transaction gain (loss)	82	846	(958)	1,521
Digital Media – foreign currency transaction loss	(59)	(81)	(24)	(200)
Cinema - excess distribution from joint venture	—	—	502	—
Cinema – fair value adjustment to notes receivable	—	(1,595)	—	(1,595)
Cinema - other	(5)	(2)	45	22
Digital Media - other	(2)	—	(9)	—
Change in value of marketable securities – Corporate asset	(34)	—	(400)	—
Total other income (loss)	—	(823)	(826)	56
Earnings (loss) before income taxes and equity method investment income	$257	$(1,811)	$2,507	$(3,948)

(In thousands)	September 30, 2016	December 31, 2015

Identifiable assets, excluding assets held for sale
Cinema	$34,510	$38,159
Digital Media	17,002	15,319
Corporate assets	9,778	6,102
Total	$61,290	$59,580

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net revenue
United States	$14,643	$15,442	$44,184	$43,435
China	1,518	1,244	4,316	2,911
Latin America	377	294	1,352	2,739
Canada	1,399	1,499	3,676	3,878
Mexico	472	559	1,816	1,938
Europe	196	448	788	1,219
Asia (excluding China)	45	61	70	106
Other	18	199	138	500
Total	$18,668	$19,746	$56,340	$56,726

(In thousands)	September 30, 2016	December 31, 2015
Identifiable assets, excluding assets held for sale
United States	$29,916	$33,882
Canada	31,374	25,698
Total	$61,290	$59,580

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

Overview

Ballantyne Strong, Inc. (“BTN”, “Ballantyne”, “the Company”, “we”, “our”, and “us”) is a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. The Company and its subsidiaries design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 57% of our revenues for the nine months ended September 30, 2016 were from Cinema and approximately 43% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

On June 21, 2016, the Company’s Board of Directors approved a plan under which the Company will pursue a sale of the operations conducted by its subsidiaries Strong Westrex (Beijing) Technology Inc. (“SWBTI”) and Strong Westrex Inc. (the “China Operations”) which was historically included in the Cinema segment. We expect to complete the sale within the next twelve months. The purpose of the plan is to focus the efforts of the Company on the business units that have opportunities for higher return on invested capital. We reflected the results of the China Operations as discontinued operations for all periods presented.

On November 4, 2016, the Company sold SWBTI to GABO Filter, Inc. for total proceeds of $0.4 million. As part of this sale the Company expects to record a loss on discontinued operations of approximately $0.3 million in the fourth quarter of 2016. The final loss from discontinued operations related to this sale may differ from this estimate depending on the actual proceeds received and the actual disposition costs incurred. In addition, the Company expects to incur charges of $0.3 million in the fourth quarter related to severance for discontinued operations in conjunction with the sale of SWBTI.

Results of Operations:

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

Net revenues during the three months ended September 30, 2016 decreased 5.5% to $18.7 million from $19.7 million during the three months ended September 30, 2015.

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Cinema	$11,070	$11,048
Digital Media	7,911	8,992
Total segment revenues	18,981	20,040
Eliminations	(313)	(294)
Total net revenues	$18,668	$19,746

Cinema

Sales of cinema products and services increased 0.2% to $11.1 million in the third quarter of 2016 from $11.0 million in the third quarter of 2015. This increase was driven by a $0.2 million increase in digital cinema products and services and a $0.1 million increase in screen sales, offset by a $0.1 million decrease in lighting and security sales as those businesses were exited in 2015.

Digital Media

Sales of digital media products and services decreased 12.0% to $7.9 million in the third quarter of 2016 from $9.0 million in the third quarter of 2015. Sales of products and services related to cinema equipment maintenance and digital signage as well as content creation, management and distribution decreased $1.0 million.

Export Revenues

Sales outside the United States (primarily from the cinema segment) decreased to $4.0 million in the third quarter of 2016 from $4.3 million a year ago resulting primarily from decreased sales in Canada, Mexico, and Europe, offset by increased sales in China. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $4.4 million in the third quarter of 2016 and $3.8 million in the third quarter of 2015, gross profit as a percent of revenue was 23.4% and 19.1% in the third quarter of 2016 and the third quarter of 2015, respectively. Gross profit in the cinema segment decreased to $2.8 million in the third quarter of 2016 from $3.2 million in the third quarter of 2015 and decreased as a percentage of sales to 24.8% in 2016 from 29.2% in 2015. The decrease in gross margin and gross margin as a percentage of sales from the cinema segment was driven by increases in inventory valuation and warranty reserves.

The gross profit in the digital media segment increased to $1.6 million or 20.6% as a percentage of revenues in the third quarter of 2016 from $0.6 million or 6.2% as a percentage of revenues in the third quarter of 2015. The increase in gross margin was driven by more favorable absorption of our fixed operating costs as revenues increased compared to prior year.

Selling Expenses

Selling expenses increased 11.1% to $1.1 million in the third quarter of 2016 compared to $1.0 million a year-ago and as a percentage of revenues increased to 6.0% from 5.1% a year-ago. The increase in selling expenses was primarily due to increased employee related costs.

Administrative Expenses

Administrative expenses decreased 20.0% to $3.0 million in the third quarter of 2016 from $3.7 million in the third quarter of 2015 and as a percent of total revenue decreased to 16.0% in the third quarter of 2016 from 18.9% in the third quarter of 2015. The decrease in expenses is primarily due to lower compensation related costs resulting from our 2015 strategic restructuring.

Other Financial Items

The third quarter of 2016 includes insignificant total other income due to various insignificant income and expense items.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated net loss from continuing operations of approximately ($0.5) million and basic and diluted loss per share from continuing operations of ($0.03) in the third quarter of 2016 compared to net loss from continuing operations of ($2.5) million and basic and diluted loss per share from continuing operations of ($0.18) a year-ago, respectively.

Results of Discontinued Operations

Our discontinued operations were insignificant in the third quarter of 2016 compared to an after tax loss of ($0.7) million and basic and diluted loss per share of ($0.05) in the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

Net revenues during the nine months ended September 30, 2016 decreased 0.7% to $56.3 million from $56.7 million during the nine months ended September 30, 2015.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cinema	$32,085	$33,782
Digital Media	25,411	23,836
Total segment revenues	57,496	57,618
Eliminations	(1,156)	(892)
Total net revenues	$56,340	$56,726

Cinema

Sales of cinema products and services decreased 5.0% to $32.1 million in the first nine months of 2016 from $33.8 million in the first nine months of 2015. This decrease was driven by a $1.4 million decrease in digital cinema products and services and a $1.4 million decrease in lighting and security sales as those businesses were exited in 2015. These decreases were offset by a $1.1 million increase in screen sales.

Digital Media

Sales of digital media products and services increased 6.6% to $25.4 million in the first nine months of 2016 from $23.8 million in the first nine months of 2015. Sales of products and services related to cinema equipment maintenance and digital signage as well as content creation, management and distribution increased $1.6 million.

Export Revenues

Sales outside the United States (primarily from the cinema segment) decreased to $12.2 million in the first nine months of 2016 from $13.3 million in the first nine months of 2015 resulting primarily from decreased sales in Latin America, Europe, Mexico and Canada, offset by increased sales in China. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $15.8 million in the first nine months of 2016 and $11.5 million in the first nine months of 2015, gross profit as a percent of revenue was 28.0% and 20.3% in the first nine months of 2016 and the first nine months of 2015, respectively. Gross profit in the cinema segment increased to $10.0 million in the first nine months of 2016 from $8.4 million in the first nine months of 2015 and increased as a percentage of sales to 31.2% in 2016 from 25.0% in 2015. The increase in gross margin was driven by write-offs of inventory in 2015.

The gross profit in the digital media segment increased to $5.8 million or 22.7% as a percentage of revenues in the first nine months of 2016 from $3.1 million or 13.0% as a percentage of revenues in the first nine months of 2015. The increase in gross margin was driven by more favorable absorption of our fixed operating costs as revenues increased compared to prior year.

Selling Expenses

Selling expenses decreased 16.4% to $3.3 million in the first nine months of 2016 compared to $3.9 million a year-ago and as a percentage of revenues decreased to 5.9% from 7.0% a year-ago. The decrease in selling expenses was primarily due to decreased employee related costs.

Administrative Expenses

Administrative expenses decreased 18.5% to $9.1 million in the first nine months of 2016 from $11.2 million in the first nine months of 2015 and as a percent of total revenue decreased to 16.3% in the first nine months of 2016 from 19.7% in the first nine months of 2015. The decrease in expenses is primarily due to lower compensation related costs resulting from our 2015 strategic restructuring.

Other Financial Items

The first nine months of 2016 includes total other expense of $0.8 million primarily related to $1.0 million of net losses on foreign currency transactions and $0.4 million of decrease in market value of marketable securities, offset by $0.5 million of excess joint venture distributions recognized as income. The first nine months of 2015 includes total other income of $0.1 million primarily related to $1.3 million of net gains on foreign currency transactions and $0.3 million of net interest income, offset by a loss of $1.6 million related to the fair value adjustment to notes receivable.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated net earnings from continuing operations of approximately $0.5 million and basic and diluted earnings per share from continuing operations of $0.03 in the first nine months of 2016 compared to net loss from continuing operations of ($15.2) million and basic and diluted loss per share from continuing operations of ($1.08) a year-ago, respectively.

Results of Discontinued Operations

Our discontinued operations generated an after tax loss of ($0.7) million and basic and diluted loss per share of ($0.05) in the first nine months of 2016 compared to an after tax loss of ($1.1) million and basic and diluted loss per share of ($0.07) in the first nine months of 2015, respectively.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended the third quarter with total cash and cash equivalents of $13.8 million compared to $17.9 million at December 31, 2015. As of September 30, 2016, $8.3 million of the $13.8 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $0.5 million in the first nine months of 2016, which included net income from continuing operations of $0.5 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions, equity method investment income, change in value of marketable securities and, excess distribution from joint ventures non-cash stock compensation totaling $1.8 million. Changes in working capital decreased cash from operating activities of continuing operations by $2.3 million, primarily due an increase in inventories and a decrease in current income taxes. Inventories increased $0.7 million primarily due to timing of customer orders at the end of the quarter. Current income taxes decreased $1.7 million primarily due to payments for Canadian income taxes.

Net cash provided by operating activities was $5.0 million in the first nine months of 2015, which included a net loss from continuing operations of $15.2 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions, equity method investment income, fair value adjustment to notes receivable, impairment of intangibles, and non-cash stock compensation totaling $14.9 million. Changes in working capital benefitted cash from operating activities of continuing operations of $5.2 million, primarily due to decrease in accounts receivable, partially offset by a decrease in accounts payable. Accounts receivable balances decreased $6.1 million due to decreased sales in the first nine months of 2015 compared to the last nine months of 2014. Accounts payable balances decreased $1.0 million due to payments made to vendors during the first nine months of 2015 for purchases made to fulfill orders during the fourth quarter of 2014.

Net cash used in operating activities of discontinued operations was $1.6 million in the first nine months of 2016 compared to net cash used in operating activities of discontinued operations of $0.4 million in the first nine months of 2015.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $5.0 million in the first nine months of 2016 due to $4.1 million in purchases of equity securities and $1.1 million for capital expenditures. Net cash used in investing activities amounted to $1.0 million in the first nine months of 2015 and was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities in the first nine months of 2016 was $0.3 million and primarily for purchase of treasury stock and payment on capital leases. Cash flows from financing activities were minimal in the first nine months of 2015.

The effect of changes in foreign exchange rates from continuing operations increased (decreased) cash and cash equivalents by $0.8 million and ($1.2) million in the first nine months of 2016 and 2015, respectively.

The effect of changes in foreign exchange rates from discontinued operations decreased cash and cash equivalents by $0.1 million in the first nine months of 2016 and 2015.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2016	One to Three Years	Three to Five Years	Thereafter

Postretirement benefits	$125	$18	$30	$21	$56
Capital leases	754	85	538	131	—
Operating leases	1,724	272	742	558	152
Contractual cash obligations	$2,603	$375	$1,310	$710	$208

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2015. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the nine months ended September 30, 2016.

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

Equity Price Risk—We are exposed to equity price risk related to certain of our investments in equity securities. At September 30, 2016, our equity securities aggregated $9.8 million, of which $2.0 million represented marketable securities that are reported at fair value, and $7.8 million accounted for using the equity-method. A change in the equity price of the marketable securities or equity method investments would result in a change in the fair value or economic value, respectively, of such securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). Repurchases during the quarter ended September 30, 2016 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2016	700	$5.21	700	665,550
August 1 — August 31, 2016	800	$5.51	800	664,750
September 1 — September 30, 2016	2,200	$6.29	2,200	662,550
Total	3,700		3,700

Item 6. Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Ryan M. Burke
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Ryan M. Burke, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 8, 2016	Date:	November 8, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1		Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2		Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	*	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	*	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101		The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.				X

*       Furnished herewith.

