Form 10-K
period 2016-12-31
BALLANTYNE STRONG, INC.
filed 2017-03-16
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-13906

Ballantyne Strong, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11422 Miracle Hills Drive, Suite 300 Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 453-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE MKT on June 30, 2016 was $58,560,498. The Company does not have any non-voting common equity. As of March 10, 2017, 14,261,395 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, forward-looking statements may be made in press releases, orally, at conferences, on the Company’s web site, or otherwise, by or on behalf of the Company. Statements that are not historical are forward-looking and reflect expectations for future Company performance. These statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goal,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” These statements involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Company’s control. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Company’s ability to expand its revenue streams to compensate for the lower demand for its digital cinema products and installation services, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its investment strategy, the Company’s ability to retain or replace its significant customers, the impact of reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate the new executives, acquisition-related risks, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance, and the impact of having a controlling stockholder.

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

PART I

Item 1. Business

General Description of Business

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, and government markets. The Company and its wholly owned subsidiaries Strong Westrex, Inc. (“SWI”), Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Convergent Corporation and Convergent Media Systems Corporation (“Convergent”) design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. On November 4, 2016, Strong Westrex (Beijing) Technology Inc. (“SWBTI”) was sold.

Ballantyne is a Delaware corporation which was founded in 1932 and became a designer and manufacturer of film projectors. Over the past 80 years, we have expanded our product lines and services to meet the needs of the ever-changing and technologically-advancing theatre exhibition industry. Most recently, we entered the digital media sector through an acquisition which enables us to serve the advertising, education and communication needs of retail, corporate, and government markets. Ballantyne went public in 1995; our shares are traded on the NYSE MKT under the symbol “BTN.”

We conduct our operations through two primary business segments: Cinema and Digital Media. Approximately 53%, 61%, and 62% of our sales were from the Cinema segment for the years ended 2016, 2015, and 2014 respectively.

Strategy

Pursuant to a settlement agreement entered into with Fundamental Global Investors, LLC and its affiliated funds to settle a pending proxy contest, the Company elected a new Board of Directors at its 2015 Annual Meeting of stockholders on May 13, 2015. On that same date, the newly composed Board appointed Mr. D. Kyle Cerminara, the Chief Executive Officer of Fundamental Global Investors, LLC, as the Company’s Chairman of the Board. The Board subsequently appointed Mr. Cerminara as Executive Chairman in September 2015 and as Chief Executive Officer in November 2015.

On January 18, 2016, the Board appointed Ndamukong Suh as a member of the Board, and on May 23, 2016 at the Company’s 2016 annual meeting of stockholders Lewis M. Johnson, President and Co-Founder and Partner of Fundamental Global Investors, LLC, was elected to the Board.

The new Board has undertaken a review and consideration of the Company’s strategy and has implemented changes in how the Company’s businesses are organized and how the Company makes investments and capital allocation decisions.

The new Board has implemented a strategy focused on making optimal capital allocation decisions across all of the Company’s businesses and investments. The Board intends to continue to invest in and grow the Company’s Cinema and Digital Media businesses. At the same time, the Board intends to consider and make investments in other industries that are expected to produce higher returns on invested capital. This may involve investments in public companies or the complete acquisitions of other businesses, which may be within or outside of the Cinema and Digital Media markets. Investments in public companies may involve the Company taking control positions or seeking to effectuate positive change through board representation or other shareholder activism.

In connection with its review of the Cinema and Digital Media businesses, on November 2, 2015 the Board promoted Ray F. Boegner, who has been a Senior Vice President with the Company since 1997, to the newly created position of President of the Cinema business and hired Stephen L. Schilling as the President of the Digital Media business. The Board has implemented zero-based budgeting for these businesses and has taken steps to eliminate excess costs where appropriate. The Board has also undertaken to add talent and additional resources to these businesses where opportunities have been identified for growth or improvement in these businesses.

The Company now holds investments in a number of public companies. These investments currently include RELM Wireless Corporation (NYSE MKT: RWC), a manufacturer of two-way wireless radio communications equipment, 1347 Property Insurance Holdings, Inc. (NASDAQ: PIH), a provider of property and casualty insurance in the States of Louisiana and Texas, and Itasca Capital Ltd. (TSX Venture: ICL), a holding company that holds a majority position in Limbach Holdings, Inc. (NASDAQ: LMB), a leading commercial provider of HVAC construction and related services. As of March 10, 2017, the Company holds approximately 8.31% of the outstanding stock of RELM Wireless Corporation, approximately 17.43% of the outstanding stock of 1347 Property Insurance Holdings, Inc., and approximately 32.30% of the outstanding stock of Itasca Capital Ltd.

In some cases, funds managed by Fundamental Global Investors, LLC may acquire positions in the same public companies as the Company. Fundamental Global Investors’ funds currently hold positions in both RELM Wireless Corporation and 1347 Property Insurance Holdings, Inc.

In addition to the Company’s two operating businesses and investments in public companies, the Board expects to consider investments and transactions in other areas that it believes are likely to increase returns to shareholders, such as continued stock buybacks and monetizing physical or other assets held by the company.

The Board expects that over time the Company will be further transformed into a holding company with ownership of and investments in diverse businesses.

Fundamental Global Investors, LLC, the funds that it manages, its other affiliates, and the directors and officers of the Company together currently hold approximately 34.4% of the Company’s outstanding stock.

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

We market and sell directly to theatre exhibitors, as well as through certain domestic and international Value Added Resellers (VAR’s). Over the course of our 80-year history, we have developed ongoing customer relationships with a large portion of the theatre owners in the United States and a number of the major theatre owners internationally. Our sales and marketing staff principally develop business by maintaining regular personal contact with our established customer relationships, including conducting site visits. In our sales and marketing efforts, we emphasize our value proposition of providing the broadest range of products and services delivered by one of the industry’s largest technical service teams, which provides a significant resource to our clients in managing the complexities of digital technology in the cinema exhibition industry. Our sales and marketing professionals have extensive experience with the Company’s product lines and have long-term relationships throughout the industry.

Products

Screens — We manufacture multiple standard and large format 2D and 3D screens for cinema and special venue applications through our ISO-certified manufacturing facility in Canada. There are certain digital 3D applications, such as the technology by RealD, that require unique “silver” screens that we manufacture. In addition, we purchased Peintures Elite, Inc. in 2013, the manufacturer of coatings that have been exclusive to our Company in the manufacture of our screens. This relatively small acquisition positioned us to retain the exclusive rights to this coating and to continue producing our unique screens. We are constantly innovating to set new standards within the screen industry, and in 2013 we developed the new Premium HGA screen that diffuses light more evenly over the entire screen surface, thereby reducing the formation of so-called “hot spots.”

Projectors — Through distribution agreements with NEC and BARCO, we distribute DLP Cinema projectors in the Americas. Both manufacturers of the projectors use the DLP cinema technology from Texas Instruments. NEC offers DLP Cinema projectors ranging from their NC900 projector for screens up to 31 feet wide to the NC3240S, which is a 4K projector designed for screens up to 105 feet wide. BARCO offers DLP Cinema projectors ranging from their DP2K-10SX projector for screens up to 33 wide feet to the DP4K-32B cinema projector, which is an ultra-bright enhanced 4K cinema projector for screens up to 105 feet wide.

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

Additional Projection Products — We also manufacture or distribute certain third-party accessories, which when coupled with the cinema projector, server and integrated media block, can fully outfit and automate a projection booth. The significant accessories include, but are not limited to, library management systems, automation products, pedestals, 3D accessories, lenses and lamps.

Markets

Cinema — Our non-exclusive distribution agreements with NEC and BARCO allow us to market digital projectors in North and South America, including the Caribbean. In China we have distribution rights to sell NEC and BARCO and can distribute NEC products in Hong Kong and certain other areas of Asia. We do not have any territorial restrictions for any of our other products and services.

Competition

Digital Projection Equipment — The markets for our products in the cinema segment have been highly competitive during the analog-to-digital cinema conversion. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes one other licensed original equipment manufacturer (OEM) of the Texas Instruments’ DLP cinema technology besides our partners NEC and BARCO: Christie Digital Systems. We also compete with SONY, which uses its own 4K digital cinema technology.

Screens — While there are numerous screen manufacturing companies in the world, the primary competitor in the worldwide cinema screen market is Harkness Screens. Competitive factors include product performance characteristics, quality, availability and price.

Digital Media

Overview

The Company delivers solutions and services across two primary markets: digital out-of-home and cinema. These markets are served through the capabilities that it has developed from the acquisition of Convergent in 2013 and from Strong Technical Services ( “STS”) respectively. While there is digital signage and cinema equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Solutions

Digital Signage — Our industry-first Digital Signage as a Service gives customers an end-to-end solution that includes hardware, software, content distribution, management, network monitoring and field services, all for a single monthly fee. Our “as-a-service” model lowers up-front capital costs, allows customers to scale more easily and allows them to ‘turn on’ or ‘turn-off’ features as needed. It also eliminates the risk of investing in quickly changing technologies, removes the complexity and lessens resource burdens typically associated with traditional digital signage systems. We primarily market our solutions to large businesses in North America that do not have the resources, expertise or desire to create, manage and maintain their digital signage system internally. Customers typically require deployment across many locations and utilize digital signage to increase product sales, improve the consumer experience, enhance their brand or engage their audience.

Enterprise Video — We provide video communication services and solutions, including design, integration, monitoring, maintenance and installation for the government and corporate markets. These solutions provide enterprises with the infrastructure necessary to communicate, collaborate, train and educate employees.

Products and Services

Digital Signage as a Service (DSaaS) Platform – Our platform leverages internally developed and third-party software to automate the customer’s digital signage workflow, including from content creation, approval, storage and management, network deployment, monitoring, case management and incident resolution. Since it is cloud-based, it provides inherent scalability to enable customers to expand or contract their network. The DSaaS platform supports a wide range of applications – all of which are managed through a single user interface. New features and functionality are frequently added, both through the efforts of our in-house software development team and integration with an ever-growing ecosystem of third-party applications.

Content Creation — We provide creative services to digital signage clients that include media strategy, content design and production. Our creative services team develops custom content to support the branding and marketing initiatives of each client.

Content Management and Distribution — Content management provided to ensure accurate playback at the right place and at the right time based on a number of factors such as geography, site characteristics, location within a site or consumer demographics. We utilize our DSaaS platform for the management and distribution of content. Content is prepared, scheduled and centrally distributed from our cloud infrastructure.

Network Operations Center — Our Network Operations Centers (NOC), staffed by software engineers and systems techs, operate 24/7/365 and provide technical support to our customers to meet Service Level Agreements (“SLA”). From each location in Alpharetta, GA and Omaha, NE, we are able to monitor our customers’ networked equipment remotely, often providing proactive solutions to systems issues before they cause system failures. Our remote services include systems monitoring and maintenance, software upgrades and system repairs. By utilizing NOC personnel to solve customer issues whenever possible, we eliminate travel time and expenses normally incurred by sending a technician onsite for repairs. Many issues that do not involve parts replacement or physical contact with the hardware can be handled remotely using our remote assistance technologies.

Service and Maintenance — We supply digital installations and after-sale maintenance services. Our onsite technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely; they are certified to install and service a wide array of digital and audio equipment from a number of manufacturers. We offer cabling, wiring, installation and maintenance services for digital menu boards and other digital equipment on ad hoc, as-needed basis. We also offer long-term contractual service packages for maintenance and repairs to a wide range of installed digital equipment for customers. These long-term contractual service packages provide our Company with recurring revenue.

Network Connectivity – We offer nationwide Internet connectivity to fulfill content distribution and network management functions. We utilize third party providers for traditional terrestrial connectivity, as well as wireless service across North America.

Measurement and Analytics – We offer the tools and resources to measure the impact of digital signage solutions. We develop measurement criteria, establish benchmarks and identify control mechanisms to test the effectiveness of such solutions during proof of concept and full rollout scenarios.

Markets

Digital Out-of-Home – The Digital Out-of-Home (“DOOH”) advertising market is a subset of the overall OOH advertising market that includes in-store digital displays and interactive promotion kiosks. DOOH marketing campaigns consist of a network of digital displays that are centrally managed and target both mobile and captive customers outside the home. We are primarily focused on pursuing DOOH communication opportunities within the retail, banking, entertainment and corporate markets.

Enterprise Video Solutions – The Enterprise Video Solutions (“EVS”) market consists of customers seeking corporate video communications, employee training and system monitoring solutions. We are primarily focused on pursuing EVS opportunities within the government, banking, retail and corporate markets.

Cinema – The cinema market consists of theatre exhibitors both domestically and internationally. The Company’s foundation was built in the cinema exhibition industry and this market remains a key focus of our Company. We market and sell our services directly to theatre owners and through dealers or VAR networks. Our sales and marketing staff principally develop business by maintaining regular personal customer contact, including conducting site visits, while customer service and technical support functions are dispatched when needed.

Competition

There are many players in the Digital Out-of-Home market who have expertise in integration. Some of the key players include Diversified Media Group, Stratacache and Christie Digital.

The competition in the cinema service industry for installation, after-sale maintenance, and NOC services is primarily driven by the two largest cinema service companies, the Company and Christie Digital, although there are other smaller scale providers in the cinema market.

Subsidiaries

As of December 31, 2016, we have five wholly-owned operational subsidiaries: Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Strong Westrex, Inc., Convergent Corporation and Convergent Media Systems Corporation:

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

Sale of Business

On November 4, 2016, Strong Westrex, Inc. (“SWI”), a wholly-owned subsidiary of the Company, sold Strong Westrex (Beijing) Technology, Inc. (“SWBTI”) to GABO Filter, Inc. for total proceeds of $0.4 million, consisting of $0.3 million in cash and a promissory note for the remainder. As part of this sale, the Company recorded a loss on discontinued operations of approximately $0.6 million in the fourth quarter of 2016.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 54% of 2016 consolidated net revenues. Trade accounts receivable from these customers represented approximately 36% of net consolidated receivables at December 31, 2016. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of net revenues from continuing operations.

Manufacturing

We manufacture cinema screens through Strong/MDI, our screen subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of an 83,000 square-foot facility for the manufacture of cinema screen systems. These facilities include expanded PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state of the art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications.

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

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the following trademarks to be of value to our business: Strong® and Convergent™.

Employees

We employed 320 persons on a full-time basis at December 31, 2016. Of these employees, 163 positions were considered manufacturing or operational, 79 were service related and 78 were considered sales and administrative. We are not a party to any collective bargaining agreement.

Seasonality

Generally, our business exhibits a minimal level of seasonality.

Regulation

We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health requirements; exports and imports; bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.

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

Executive Officers of the Company

D. Kyle Cerminara, age 39, has been Executive Chairman since September of 2015 and Chief Executive Officer since November of 2015. Mr. Cerminara has served on the Board of Directors since February of 2015.

Ray F. Boegner, age 67, has been President of the Cinema business since November of 2015. Mr. Boegner joined us in 1985 and has acted in various sales roles for our Company, including as Senior Vice President from 1997 to 2015.

Stephen L. Schilling, age 52, has been President of the Digital Media business since November of 2015.

Ryan M. Burke, age 37, has been Senior Vice President, Chief Financial Officer and Treasurer since September of 2016. Mr. Burke joined us in 2015 as Corporate Controller.

Information Available on Ballantyne Website

We make available free of charge on our website (www.ballantynestrong.com), through a link to the Securities and Exchange Commission (“SEC”) website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K. The Board of Directors has adopted the following governance documents, which are also posted on our website:

●	Code of Ethics

●	Audit Committee Charter

●	Nominating and Corporate Governance Committee Charter

●	Compensation Committee Charter

These corporate governance documents are also available in print to any stockholder upon request by writing to:

Corporate Secretary Ballantyne Strong, Inc. 11422 Miracle Hills Drive, Suite 300 Omaha, NE 68154

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

A significant portion of our revenue in recent years has been generated from the theatre exhibition industry’s need for digital cinema equipment and services to support the industry’s transformation from film to digital equipment. This transition required us to commit substantial resources to the process of retrofitting existing theatre complexes by removing the film equipment and replacing it with digital equipment, and we experienced significant financial gains from this work. With the completion of this digital conversion by North America theatre exhibitors, we will no longer be able to rely on that income as a major source of our earnings. If we are unable to expand our revenue streams with other products and services, our future growth would be significantly curtailed.

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

We intend to continue investing part of our cash balances in public companies. To date, our investments are highly concentrated in three public companies – 1347 Property Insurance Holdings, Inc. (NASDAQ: PIH), RELM Wireless Corporation (NYSE MKT: RWC) and Itasca Capital Ltd. (TSX Venture: ICL). In some cases, funds controlled by the Company’s affiliate Fundamental Global Investors, LLC have, and may in the future, acquire positions in the same public companies as the Company. These types of investments are more risky than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these investments. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may continue to remain concentrated. If our investment strategy is not successful or we achieve less than expected returns from these investments, it could have a material adverse effect on us. The Board of Directors may also change our investment strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. Innovation is critical to our success. The introduction of new software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in part on our ability to enhance and improve our existing software platform and to identify new software partners, which would allow us to continually introduce or acquire new features that are in demand by the market that we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate, or timely and successfully develop or acquire, new offerings or features, or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations, which could have a material adverse impact on us.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed.

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations, product safety issues, data security breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

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

The Company’s top ten customers accounted for approximately 54% of 2016 consolidated net revenues. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of net revenues from continuing operations. Trade accounts receivable from these customers represented approximately 36% of net consolidated receivables at December 31, 2016. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has deferred tax assets that are subject to annual valuation testing, which assets may not be realized, thus negatively impacting us.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, we concluded that we should maintain our valuation allowance against our U.S. deferred tax assets as of December 31, 2016. We face risks that our recorded deferred tax assets may not be realized, thus negatively impacting us.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly cinema) continue to be significant, accounting for approximately 21% of consolidated sales in fiscal 2016. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the recent presidential and congressional elections in the United States, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor and political disturbances. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, results of operations and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a significant amount of our foreign sales are denominated in foreign currencies and amounted to $12.0 million in 2016. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

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

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain long-term receivables held by us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our customers, suppliers and other partners, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We may be unable to prevent outages or security breaches in our systems that could adversely affect our results of operations and cash flows, as well as our business reputation.

Any failure to maintain the security of information relating to our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

If we fail to retain key members of management, or successfully integrate the new executives, our business may be materially harmed.

Our future success depends, in substantial part, on the efforts and abilities of our current management team. If certain of these individuals were to leave unexpectedly, we could experience substantial loss of institutional knowledge, face difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our loss of services of any of our senior executives, or any failure to effectively integrate new management into our business processes, controls, systems and culture, could have a material adverse effect on us.

We have recently made changes to our management team. On November 24, 2015, the Board of Directors appointed D. Kyle Cerminara as our Chairman and Chief Executive Officer, effective immediately. Mr. Cerminara has been a member of the Board since February 2015 and has served as its Chairman since May 2015, assuming the role of Executive Chairman in September 2015. On November 2, 2015, Stephen L. Schilling joined us as President of the Digital Media business, and Ray F. Boegner was promoted to the newly created position of President of the Cinema business. On September 29, 2016, Ryan M. Burke was appointed as our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Burke joined us as Corporate Controller in January 2015. These or other changes in key management could create uncertainty among our employees, suppliers and other business partners and are resulting in changes to the strategic direction of our business, any of which could have a material adverse effect on us.

Our previous and any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

●	diversion of management attention from running our existing business;

●	possible material weaknesses in internal control over financial reporting;

●	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

●	increased costs to integrate or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets;

●	potential exposure to material liabilities not discovered in the due diligence process;

●	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

●	potential damage to customer relationships or loss of synergies in the case of divestitures; and

●	unavailability of acquisition financing or unavailability of such financing on reasonable terms.

Any acquired business, technology, service or product could significantly under-perform relative to our expectations, and may not achieve the benefits we expect from possible acquisitions. For all these reasons, our pursuit of an acquisition, investment, divestiture, merger or joint venture could cause its actual results to differ materially from those anticipated.

Failure to effectively utilize or successfully assert intellectual property rights could negatively impact us.

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products, the most significant of which are Strong® and Convergent™. We rely on trademark laws to protect these intellectual property rights. We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others, intellectual property rights necessary to support new product introductions. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

The interests of Fundamental Global Investors, LLC and its affiliates may differ from the interests of our other stockholders. Fundamental Global Investors, LLC and its affiliates hold approximately 24.4% of the Company’s outstanding shares of common stock as of December 31, 2016. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as our Chairman and Chief Executive Officer. In addition, Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as a member of our board of directors. As a result of its ownership position and Mr. Cerminara’s and Mr. Johnson’s positions with the Company, Fundamental Global Investors, LLC has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, appointment of our management and approval of any action requiring a shareholder vote, such as amendments to our certificate of incorporation, bylaws, significant stock issuances, mergers and asset sales. Fundamental Global Investors, LLC may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global Investors, LLC’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Item 2. Properties

Our headquarters are located at 11422 Miracle Hills Drive, Omaha, Nebraska, where we lease office space is used by our Cinema and Digital Media segments. The premises are used for offices and operating the Omaha NOC. The lease expires in November 2021. In addition, our subsidiaries owned or leased the following facilities as of December 31, 2016:

●	Our Strong/MDI Screen Systems, Inc. subsidiary owns an 83,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facilities are used for offices, manufacturing, assembly and distribution of the cinema and other screens. We believe this facility is well maintained and adequate for future needs, and is used by our Cinema segment.

●	In addition, the Company leases office space in Mooresville, North Carolina, which is used by our Cinema and Digital Media segments. The lease expires in November of 2020.

●	Our Convergent Media Systems Corporation subsidiary owns a 43,000 square-foot office facility in Alpharetta, Georgia. The facility is used for offices and operating the Alpharetta NOC. Convergent also leases our distribution facility, which is located at 975 Old Norcross Road, Suite D, Lawrenceville, Georgia, where we lease approximately 40,000 square feet. The lease expires in April 2017 and is being renegotiated. The premises are used for distribution of certain products. In addition, Convergent leases two office facilities in Toronto, Ontario, Canada. These leases expire in March 2018 and October 2019. We believe these facilities are adequate for future needs and are used by our Cinema and Digital Media segments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NYSE MKT under the symbol “BTN.” The following table sets forth the high and low per share sale price for the common stock as reported by the NYSE MKT.

		High	Low
2016	First Quarter	$4.77	$4.00
	Second Quarter	5.99	4.21
	Third Quarter	7.01	5.09
	Fourth Quarter	8.00	6.10

2015	First Quarter	$5.05	$4.01
	Second Quarter	5.13	4.00
	Third Quarter	4.88	3.42
	Fourth Quarter	4.87	4.24

According to the records of our transfer agent, we had 122 stockholders of record of our common stock on March 10, 2017. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The last reported per share sale price for the common stock on March 10, 2017 was $6.20. We had 14,261,395 shares of common stock outstanding on March 10, 2017.

Stock Repurchases

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding common stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The program has no expiration date. Repurchases during the fourth quarter of the year ended December 31, 2016 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2016	3,969	$6.88	3,969	658,581
November 1 – November 30, 2016	4,000	$6.72	4,000	654,581
December 1 – December 31, 2016	2,375	$7.38	2,375	652,206
Total	10,344		10,344

Dividend Policy

We intend to retain our earnings to assist in financing our business and making investments and do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board. Any determination by the Board as to the payment of dividends in the future will depend upon, among other things, business conditions, our financial condition and capital requirements, as well as any other factors deemed relevant by the Board. We have not paid cash dividends since we went public in 1995.

PERFORMANCE GRAPH

The following graph compares Ballantyne’s cumulative total stockholder return over the last five fiscal years with the cumulative total returns of the New York Stock Exchange Composite Index (“NYSE”), the Russell 2000 Index and the Research Data Group, Inc. (“RDG”) SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2011, and assumes reinvestment of all dividends.

Copyright© 2017 Russell Investment Group. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16

Ballantyne Strong, Inc.	100.00	80.68	113.20	101.22	112.71	195.60
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NYSE Composite	100.00	115.99	146.47	156.36	149.97	167.87
RDG SmallCap Technology	100.00	96.74	131.16	105.22	86.98	88.81

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2016, 2015, and 2014, and the selected balance sheet data at December 31, 2016 and 2015, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data at December 31, 2014, 2013, and 2012, are derived from audited consolidated financial statements not included herein. The Company acquired Peintures Elite, Inc. on September 13, 2013 and Convergent Media Systems on October 1, 2013. In addition, the Company reclassified a portion of selected operations to discontinued operations in 2016. All prior periods have been restated to reflect the reclassification. See Note 2 to the Company’s consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of operations data
Net revenue	$76,731	$78,059	$83,165	$88,891	$153,466
Gross profit	$21,633	$16,712	$17,089	$15,434	$20,785
Net earnings (loss) from continuing operations	$1,567	$(16,724)	$142	$252	$6,132
Net earnings (loss) per share from continuing operations
Basic	$0.11	$(1.19)	$0.01	$0.02	$0.43
Diluted	$0.11	$(1.19)	$0.01	$0.02	$0.43
Balance sheet data
Working capital	$19,894	$28,179	$40,228	$44,042	$51,041
Total assets	$62,900	$66,864	$82,060	$83,630	$86,959
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$45,852	$44,512	$60,847	$61,499	$60,845

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

Overview

The Company is a holding company with diverse business activities focused on serving the cinema, retail, financial, and government markets. It designs, integrates, and installs technology solutions for a broad range of applications; develops and delivers out-of-home messaging, advertising and communications; manufactures projection screens; and provides managed services, including monitoring of networked equipment, to our customers. We add value through our design, engineering, manufacturing excellence and customer service. We have two primary operating segments: Cinema and Digital Media. There was no impact on current or prior years to the individual components of these segments. The Cinema segment provides a full range of product solutions primarily for the theatre exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays, and sound systems. The Digital Media segment delivers solutions and services across two primary markets: digital out-of-home and cinema. While there is digital signage and cinema equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 53% of fiscal year 2016 revenues were from cinema and approximately 47% were from digital media. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

On November 4, 2016, Strong Westrex, Inc. (“SWI”), a subsidiary of the Company, sold Strong Westrex (Beijing) Technology, Inc. (“SWBTI”) to GABO Filter, Inc. for total proceeds of $0.4 million, consisting of $0.3 million in cash and a promissory note for the remainder. As part of this sale, the Company recorded a loss on discontinued operations of approximately $0.6 million in the fourth quarter of 2016. Refer to Note 2 for further information regarding discontinued operations.

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

	Years Ended December 31,
	2016	2015	2014
Net revenue	100.0%	100.0%	100.0%
Cost of revenues	71.8	78.6	79.5
Gross profit	28.2	21.4	20.5
Selling and administrative expenses (1)	22.0	26.3	22.3
Income (loss) from operations (2)	6.0	(5.4)	(1.8)
Net earnings (loss) from continuing operations (3)	2.5	(21.4)	0.2

(1)	For the year ended December 31, 2015, selling and administrative expenses included $2.1 million (2.7% of net revenues) of severance, facility consolidation, proxy contest, and intangible impairment charges.

(2)	For the year ended December 31, 2015, loss from operations included $2.1 million (2.7% of net revenues) of severance, facility consolidation, proxy contest, and intangible impairment charges.

(3)	For the year ended December 31, 2015, net loss included $11.2 million (14.3% of net revenues) of severance, facility consolidation, proxy contest, intangible impairment charges, and income tax related to valuation allowances.

Restructuring Activities

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. Included in administrative expenses for year ended December 31, 2015, are $0.6 million and $0.2 million of severance and lease termination costs, respectively, that the Company incurred as part of this restructuring plan. The Corporate-wide strategic initiative was completed in the third quarter of 2016.

2016 Compared to 2015

Revenues

Net revenues during the year ended December 31, 2016 decreased 1.6% to $76.7 million from $78.1 million in the year ended December 31, 2015.

	2016	2015
	(in thousands)
Cinema	$41,522	$47,430
Digital Media	36,486	31,837
Total segment revenues	78,008	79,267
Eliminations	(1,277)	(1,208)
Total net revenues	$76,731	$78,059

Cinema

Sales of cinema products and services decreased 12.4% to $41.5 million in 2016 from $47.4 million in 2015. Sales of digital cinema products and services decreased by $7.1 million driven by lower projector and digital parts sales. This was partially offset by an increase in screen sales of $1.2 million.

Digital Media

Sales of digital media products and services increased 14.6% to $36.5 million in 2016 from $31.8 million in 2015. This increase was driven almost exclusively by sales of products and services related to digital signage as well as content creation, management and distribution.

Foreign Revenues

Sales outside the United States (primarily from the cinema segment) decreased 6.1% to $16.3 million in 2016 from $17.3 million in 2015. Decreased sales in Mexico, Europe, Canada and South America were partially offset by increased sales in China and Asia. Export sales are sensitive to the timing of the digital cinema conversions in these countries and normal replacement cycles. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than products of local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased 29.3% to $21.6 million in 2016 from $16.7 million in 2015 and as a percent of total revenue increased to 28.2% in 2016 from 21.4% in 2015.

Gross profit in the cinema segment increased to $12.9 million from $11.8 million in 2015 and increased as a percentage of revenues to 31.1% from 24.8% a year ago. The increase in gross margin dollars and the increase in gross margin as a percentage of sales was driven by favorable sales mix, as the mix shifted to more profitable businesses, as well as a reduction in inventory write-offs. These improvements were partially offset by a volume rebate and an increase in warranty expense in 2016.

Gross profit in the digital media segment amounted to $8.7 million or 23.9% as a percentage of revenues in 2016 compared to $4.9 million or 15.5% as a percentage of revenues in 2015. The increase in gross margin dollars and gross margin as a percentage of sales was driven by higher project and channel sales revenue and improved operational efficiencies.

Selling Expenses

Selling expenses decreased 6.1% to $4.6 million in 2016 from $4.9 million in 2015 and as a percentage of revenues decreased to 6.0% from 6.3% a year-ago. The decrease in selling expenses was due to reductions in compensation and benefits expenses and travel and entertainment expenses, partially offset by higher tradeshow and marketing expenses.

Administrative Expenses

Administrative expenses decreased 21.2% to $12.3 million in 2016 from $15.6 million in 2015 and amounted to 16.0% and 20.0% of revenues, respectively. The decrease was largely due to the large restructuring expenses recorded in 2015, which we did not incur in 2016, and lower compensation costs in 2016 resulting from our 2015 strategic restructuring. Included in administrative expenses are severance, facility consolidation, proxy contest, and intangible impairment charges of $2.1 million for 2015.

Segment Operating Income

We generated operating income in the cinema segment of $10.6 million in 2016 compared to $8.1 million in 2015. This increase was driven by a decrease in selling and administrative expenses and an increase in gross profit dollars.

The digital media segment generated operating income of $1.8 million in 2016 compared to an operating loss of $1.0 million in 2015. This increase was driven by a decrease in selling and administrative expenses and an increase in gross profit dollars.

Other Financial Items

In 2016, total other expense of $0.4 million primarily consisted of a loss on foreign currency transactions of $1.0 million offset by $0.5 million of excess joint venture distributions recognized as income. In 2015, other income of $0.4 million consisted of a gain from foreign currency transactions of $1.6 million and interest income of $0.4 million offset by a loss of $1.6 million related to a fair value adjustment to notes receivable.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $8.4 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2016.

We recorded income tax expense of approximately $2.8 million in 2016 compared to income tax expense of $13.0 million in 2015. During 2015, the Company had accumulated earnings of $20.2 million in excess of what was determined to be permanently reinvested in Canada, resulting in income taxes of $7.7 million. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

We recorded a net loss of $1.3 million related to our discontinued operations compared to a net loss of $0.7 million in 2015.

For the reasons outlined herein, we generated income of $0.3 million and $0.02 basic and diluted earnings per share in 2016, compared to $1.24 basic and diluted losses per share in 2015.

2015 Compared to 2014

Revenues

Net revenues during the year ended December 31, 2015 decreased 6.1% to $78.1 million from $83.2 million in the year ended December 31, 2014.

	2015	2014
	(in thousands)
Cinema	$47,430	$51,859
Digital Media	31,837	32,494
Total segment revenues	79,267	84,353
Eliminations	(1,208)	(1,188)
Total net revenues	$78,059	$83,165

Cinema

Sales of Cinema products and services decreased 8.5% to $47.4 million in 2015 from $51.9 million in 2014. Sales of digital cinema products and services decreased by $7.1 million as the industry conversion to digital projection equipment is almost complete. This was partially offset by an increase in screen sales of $2.5 million.

Digital Media

Sales of digital media products and services decreased 2.0% to $31.8 million in 2015 from $32.5 million in 2014. Sales of products and services related to digital signage as well as content creation, management and distribution decreased $0.9 million. This was partially offset by an increase of $0.4 million in digital cinema service from an increase in on-demand services.

Foreign Revenues

Sales outside the United States (primarily from the cinema segment) decreased to $17.3 million in 2015 from $21.1 million in 2014. This was driven by decreased sales in Canada and South America partially offset by increased sales in China and Europe. Export sales fluctuations in these markets are reflective of highly competitive environments combined with sensitivity to the timing of the digital cinema rollout in these countries as well as diminishing film equipment sales. Export sales are also sensitive to worldwide economic and political conditions that lead to volatility in the market.

Gross Profit

Consolidated gross profit decreased 2.2% to $16.7 million in 2015 from $17.1 million in 2014 and as a percent of total revenue increased to 21.4% in 2015 from 20.5% in 2014.

Gross profit in the cinema segment increased to $11.8 million in 2015 from $11.0 million in 2014 and increased as a percentage of revenues to 24.8% in 2015 from 21.4% in 2014. Gross profit increased as digital equipment sales, which carry lower margins, declined, to make up a smaller percentage of total sales.

Gross profit in the digital media segment amounted to $4.9 million or 15.5% as a percentage of revenues in 2015 compared to $6.0 million or 18.4% as a percentage of revenues in 2014. The decrease in gross margin dollars and gross margin as a percentage of sales was driven by inventory reserve increases, product mix and lower utilization of field technicians.

Selling Expenses

Selling expenses decreased 25.4% to $4.9 million in 2015 from $6.6 million in 2014 and as a percentage of revenues decreased to 6.3% in 2015 from 7.9% in 2014. The decrease in selling expenses was due to lower employee headcount from the restructuring initiatives initiated in the second quarter of 2015.

Administrative Expenses

Administrative expenses increased 29.9% to $15.6 million in 2015 from $12.0 million in 2014 and amounted to 20.0% and 14.4% of revenues, respectively. Included in administrative expenses are severance, facility consolidation, proxy contest, and intangible impairment charges of $2.1 million for 2015. Remaining administrative expenses amounted to $13.5 million or 17.3% of revenues. The increase was due to increases in bad debt expense, depreciation, and other general corporate costs. The increase was partially offset by a reduction in employee related expenses in 2015.

Segment Operating Income

We generated operating income in the cinema segment of $8.1 million in 2015 compared to $6.4 million in 2014. This increase was driven by a change in product mix sold. Digital equipment sales, which carry lower margins, declined to make up a smaller percentage of total sales, and screen sales, which carry higher margins, increased to make up a larger percentage of total sales.

The digital media segment generated an operating loss of $1.0 million in 2015 compared to minimal operating loss in 2014. The increased loss was driven by inventory reserve increases, product mix, and lower utilization of field technicians.

Other Financial Items

Other income in 2015 of $0.4 million included a gain from foreign currency transactions of $1.6 million and interest income of $0.4 million offset by a loss of $1.6 million related to a fair value adjustment to notes receivable. Other income in 2014 of $1.2 million included $0.6 million of interest income and a gain of $0.6 million on foreign currency transactions.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $8.5 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2015. No valuation allowance was recorded in 2014.

We recorded income tax expense of approximately $13.0 million in 2015 compared to income tax benefit of $0.4 million in 2014. During 2015, the Company had accumulated earnings of $20.2 million in excess of what was determined to be permanently reinvested in Canada, resulting in income taxes of $7.7 million. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

We recorded a net loss of $0.7 million related to our discontinued operations in 2015 compared to a net loss of $0.1 million in 2014.

For the reasons outlined herein, we generated losses of $17.5 million and $1.24 basic and diluted losses per share in 2015, compared to break even with basic and diluted earnings per share of $0.00 in 2014.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We ended fiscal year 2016 with total cash and cash equivalents of $7.6 million compared to $17.9 million at December 31, 2015. The Company believes that our existing sources of liquidity, including cash and cash equivalents and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future.

As of December 31, 2016, $6.1 million of the $7.6 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S. As of December 31, 2015, the Company determined that $14.7 million of the cash in Canada would no longer be considered permanently reinvested and would be available for other corporate needs.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash used by operating activities from continuing operations was $0.1 million in 2016, which included net earnings from continuing operations of $1.6 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions, impairments, fair value adjustments and non-cash stock compensation totaling $3.4 million. Changes in working capital decreased cash from operating activities from continuing operations by $5.0 million. This is primarily due to increases in accounts receivable and current income taxes and decreases in accrued expenses and accounts payable, partially offset by decreases in inventory. Accounts receivable increased $4.2 million due to timing at year end of completed and billed services and delayed collections of larger receivable balances. Accrued expenses increased $1.1 million due to increases in accrued sales tax and warranty provisions. Current income taxes increased $1.8 million due to MDI’s taxable income in 2016. Inventories decreased $0.7 million due to focused efforts to carry only required and necessary inventory levels.

Net cash provided by operating activities from continuing operations was $6.4 million in 2015, which included a $16.7 million net loss from continuing operations, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions, impairments, fair value adjustments and non-cash stock compensation totaling $17.4 million. Changes in working capital increased cash from operating activities by $5.8 million. This is primarily due to a decrease in accounts receivable and inventories, partially offset by decreases in accounts payable and customer deposits and deferred revenue. Accounts receivable decreased $7.9 million due to decreased sales and due to improved accounts receivable collection results. Inventories decreased $1.7 million due to focused efforts to carry only required and necessary inventory levels. Deferred income taxes decreased $8.8 million due the recording of a valuation allowance. Accounts payable balances decreased $3.1 million due to payments made to vendors during the year for purchases made to fulfill orders at the end of 2014. Customer deposits and deferred revenue decreased $1.7 million as revenue was recognized related to deposits and deferred revenue, and is consistent with the decrease in the Company’s revenue in 2015 compared to 2014.

Net cash used in operating activities from continuing operations was $0.6 million in 2014, which included $0.1 million net income from continuing operations, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions and non-cash stock compensation totaling $2.0 million. Changes in working capital increased cash from operating activities by $1.3 million. This is primarily due to a decrease in accounts payable, offset by a decrease in inventory and current income taxes. Accounts payable balances decreased $2.8 million due to timing of payment for inventory purchases. Inventories decreased $1.5 million due increased sales close to period end. Current income taxes decreased due to current income taxes paid during the period.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $10.8 million in 2016. This included $7.0 million of investments in equity securities and $3.8 million of capital expenditures.

Net cash used in investing activities from continuing operations was $6.2 million in 2015. This included $6.0 million of investments in equity securities and $0.4 million of capital expenditures, offset by $0.2 million from proceeds from the sale of assets.

Net cash used in investing activities from continuing operations amounted to $2.0 million in 2014 primarily due to capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities in 2016 included $0.2 million from purchase of treasury stock and $0.3 million from capital lease payments, offset by proceeds from exercise of stock options. Cash flows from financing activities in 2015 were primarily related to capital lease payments and were negligible in 2014.

The effect of changes in foreign exchange rates increased/(decreased) cash and cash equivalents from continuing operations by $0.6 million, ($2.0) million, and ($0.7) million in the years ended December 31, 2016, 2015, and 2014, respectively.

Transactions with Related and Certain Other Parties

Pursuant to the proxy contest settlement agreement entered into with Fundamental Global and certain of its affiliates on April 21, 2015, the Company expanded its Board of Directors to nine directors and nominated five director candidates from Fundamental Global’s slate of directors (Messrs. D. Kyle Cerminara, William J. Gerber, Charles T. Lanktree, Robert J. Marino and Robert J. Roschman), who were elected at the 2015 Annual Meeting. Fundamental Global and its affiliates hold approximately 24.4% of the Company’s outstanding shares of common stock as of December 31, 2016. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as our Chairman and Chief Executive Officer. During 2015, the Company reimbursed Fundamental Global for its expenses incurred in connection with the proxy contest and settlement agreement in the amount of $178,415. The independent members of the Board of Directors approved the reimbursement.

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

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 54% of 2016 consolidated net revenues. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of net revenues from continuing operations. Trade accounts receivable from these customers represented approximately 36% of net consolidated receivables at December 31, 2016. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable and notes receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Hedging and Trading Activities

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada. In certain instances, the Company may enter into foreign exchange contracts to manage a portion of this risk. For the year ended December 31, 2014, the Company recorded approximately $0.1 million of realized net losses associated with these contracts in its consolidated statement of operations. The Company had no hedging activities in 2015 or 2016.

We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

Our off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Postretirement benefits	$125	$18	$30	$21	$56
Capital leases	669	290	248	131	—
Operating leases	1,405	375	616	414	—
Contractual cash obligations	$2,199	$683	$894	$566	$56

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

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies to the consolidated financial statements for a description of recently issued accounting pronouncements.

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

Our accounting policies are discussed in Note 3 to the consolidated financial statements in this report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability is reasonably assured.

Within the Digital Media segment, if an arrangement involves multiple deliverables, the items are analyzed to determine the separate units of accounting, whether the items have value on a stand-alone basis and whether there is objective and reliable evidence of their fair values. Within the Digital Media segment, sales are derived from highly customized design integration, and installation of digital media technology solutions for a broad range of applications. The deliverables and timing depend upon the customer’s needs. Because the sales are so highly customized, separate sales are too infrequent to establish vendor specific objective evidence (VSOE). As a result, we use third party evidence for products and best estimate of selling prices for other contract features. For services performed in the Digital Media segment, revenue is recognized when the products have been installed and services have been rendered. Revenues from maintenance support or managed services contracts are deferred and recognized as earned ratably over the service coverage periods. Unbilled revenue represents revenue recognized in accordance with our revenue recognition policy for which the invoice had not been processed and sent to the customer.

Within the Cinema segment, revenue is generally recognized upon shipment of the product; however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product as we legally retain the risk of loss on these transactions until such time.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets is appropriate as of December 31, 2016.

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

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.6 million.

Equity Price Risk—We are exposed to equity price risk related to certain of our investments in equity securities. At December 31, 2016, our equity securities aggregated $13.1 million, all of which were accounted for using the equity method. A change in the equity price of the equity method investments would result in a change in the fair value or economic value of such securities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ballantyne Strong, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of Ballantyne Strong, Inc. (the “Company”) as of December 31, 2016 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for year ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ballantyne Strong, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an adverse opinion thereon.

We also have audited the adjustments to the 2015 and 2014 financial statements to retrospectively apply the effects of the adjustments relating to operations that were reclassified as discontinued operations, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 and 2014 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 and 2014 financial statements taken as a whole.

/s/ BDO USA, LLP

Raleigh, North Carolina
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ballantyne Strong, Inc.:

We have audited, before the effects of the adjustments applied relating to the operations that have been reclassified as discontinued operations described in Note 2, the accompanying consolidated balance sheet of Ballantyne Strong, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2015 and December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II for the related periods, before the effects of the adjustments applied relating to the operations that have been reclassified as discontinued operations described in Note 2. The 2015 and 2014 financial statements before the effects of the adjustments applied relating to the operations that have been reclassified as discontinued operations discussed in Note 2 are not presented herein. These consolidated financial statements and financial statement schedule for the relating periods are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements, before the effects of the adjustments applied relating to the operations that have been reclassified as discontinued operations described in Note 2, present fairly, in all material respects, the financial position of Ballantyne Strong, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the relating periods, before the effects of the adjustments applied relating to the operations that have been reclassified as discontinued operations described in Note 2, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the adjustments applied relating to the operations that have been reclassified as discontinued operations described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

/s/ KPMG LLP

Omaha, Nebraska

March 7, 2016

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

($ and shares in thousands except par values)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,596	$17,862
Accounts receivable (less allowance for doubtful accounts of $1,097 in 2016 and $1,207 in 2015)	16,793	11,032
Inventories, net	6,563	7,192
Recoverable income taxes	656	85
Other current assets	1,746	2,556
Current assets held for sale	188	7,219
Total current assets	33,542	45,946
Property, plant and equipment, net	11,695	11,703
Marketable securities	—	2,101
Equity method investments	13,098	4,001
Intangible assets, net	1,849	235
Goodwill	889	863
Notes receivable	1,669	1,669
Deferred income taxes	84	—
Other assets	74	281
Noncurrent assets held for sale	—	65
Total assets	$62,900	$66,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,175	$4,948
Accrued expenses	4,097	3,583
Customer deposits/deferred revenue	4,211	3,550
Income tax payable	108	1,291
Current liabilities held for sale	57	4,395
Total current liabilities	13,648	17,767
Deferred revenue	1,226	1,288
Deferred income taxes	1,604	1,716
Other accrued expenses, net of current portion	570	1,581
Total liabilities	17,048	22,352
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,047 and 16,925 shares at December 31, 2016 and December 31, 2015, respectively; 14,268 and 14,191 shares outstanding at December 31, 2016 and 2015, respectively	169	169
Additional paid-in capital	39,758	39,157
Accumulated other comprehensive income:
Foreign currency translation	(5,709)	(6,229)
Postretirement benefit obligation	97	74
Unrealized gain on available-for-sale securities of equity method investment	136	—
Retained earnings	29,885	29,595
	64,336	62,766
Less 2,779 and 2,734 of common shares in treasury, at December 31, 2016 and 2015, respectively, at cost	(18,484)	(18,254)
Total stockholders’ equity	45,852	44,512
Total liabilities and stockholders’ equity	$62,900	$66,864

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net product sales	$54,391	$55,166	$58,897
Net service revenues	22,340	22,893	24,268
Total net revenues	76,731	78,059	83,165
Cost of products sold	42,338	46,517	49,851
Cost of services	12,760	14,830	16,225
Total cost of revenues	55,098	61,347	66,076
Gross profit	21,633	16,712	17,089
Selling and administrative expenses:
Selling	4,612	4,913	6,587
Administrative	12,262	15,582	11,991
Total selling and administrative expenses	16,874	20,495	18,578
Gain (loss) on sale or disposal of assets	(118)	(424)	12
Income (loss) from operations	4,641	(4,207)	(1,477)
Other income (expense):
Interest income	70	368	653
Interest expense	(47)	(56)	(48)
Fair value adjustment for notes receivable	—	(1,595)	—
Foreign currency transaction gain (loss)	(1,002)	1,612	611
Excess distribution from joint venture	502	—	—
Change in value of marketable securities	(34)	117	—
Other income (expense), net	118	(21)	(63)
Total other income (expense)	(393)	425	1,153
Earnings (loss) before income taxes and equity method investment income	4,248	(3,782)	(324)
Income tax expense (benefit)	2,798	13,038	(388)
Equity method investment income	117	96	78
Income (loss) from continuing operations	1,567	(16,724)	142
Net earnings (loss) from discontinued operations, net of tax	(1,277)	(743)	(146)
Net earnings (loss)	$290	$(17,467)	$(4)
Net earnings (loss) per share – basic
Net earnings (loss) from continuing operations	$0.11	$(1.19)	$0.01
Net loss from discontinued operations	(0.09)	(0.05)	(0.01)
Net earnings (loss)	$0.02	$(1.24)	$0.00
Net earnings (loss) per share – diluted
Net earnings (loss) from continuing operations	$0.11	$(1.19)	$0.01
Net loss from discontinued operations	(0.09)	(0.05)	(0.01)
Net earnings (loss)	$0.02	$(1.24)	$0.00

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2016	2015	2014

Net earnings (loss)	$290	$(17,467)	$(4)
Adjustment to postretirement benefit obligation:
Prior service credit	(24)	(24)	(24)
Net actuarial gain (loss)	47	(41)	(27)
Total adjustment to postretirement benefit obligation	23	(65)	(51)
Unrealized gain on available-for-sale securities of equity method investment	136	—	—
Currency translation adjustment:
Unrealized net change arising during period	849	(3,904)	(1,366)

Reclassification adjustment for sale of foreign subsidiary	(329)	—	—
Other comprehensive income (loss)	679	(3,969)	(1,417)
Comprehensive income (loss)	$969	$(21,436)	$(1,421)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

($ and shares in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	167	38,231	47,066	(18,239)	(769)	66,456
Net loss	—	—	(4)	—	—	(4)
Net other comprehensive loss	—	—	—	—	(1,417)	(1,417)
Issuance of 68 shares of common stock under the restricted stock plans	1	(1)	—	—	—	—
Share-based compensation expense	—	427	—	—	—	427
Balance at December 31, 2014	168	38,657	47,062	(18,239)	(2,186)	65,462
Net loss	—	—	(17,467)	—	—	(17,467)
Net other comprehensive loss	—	—	—	—	(3,969)	(3,969)
Treasury share purchase of 3 shares	—	—	—	(15)	—	(15)
Issuance of 116 shares of common stock under the restricted stock plans	1	(1)	—	—	—	—
Share-based compensation expense	—	501	—	—	—	501
Balance at December 31, 2015	169	39,157	29,595	(18,254)	(6,155)	44,512
Net income	—	—	290	—	—	290
Net other comprehensive income	—	—	—	—	679	679
Treasury purchase of 45 shares	—	—	—	(230)	—	(230)
Issuance of 43 shares of common stock under the restricted stock plans	—	—	—	—	—	—
Share-based compensation expense	—	466	—	—	—	466
Proceeds from exercise of stock options	—	135	—	—	—	135
Balance at December 31, 2016	$169	$39,758	$29,885	$(18,484)	$(5,476)	$45,852

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$290	$(17,467)	$(4)
Net loss from discontinued operations, net of tax	(1,277)	(743)	(146)
Net earnings (loss) from continuing operations	1,567	(16,724)	142
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	6	1,065	92
Provision for obsolete inventory	(48)	1,713	(200)
Provision for warranty	325	562	310
Depreciation and amortization	2,187	2,303	1,876
Impairment of intangible assets	—	638	—
Fair value adjustment to notes receivable	—	1,595	—
Excess distribution from joint venture	502	—	—
Equity income loss of equity method investments	(117)	(96)	(78)
Unrealized gain on marketable securities	(34)	(117)	—
Loss on forward contracts	—	—	145
Loss (gain) on disposal or transfer of assets	118	424	(12)
Deferred income taxes	(213)	8,817	(4,557)
Share-based compensation expense	466	501	427
Dividends received	207	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,220)	7,876	(8)
Inventories	718	1,687	1,518
Other current assets	(378)	(325)	5
Accounts payable	931	(3,085)	(2,805)
Accrued expenses	(1,083)	(221)	679
Customer deposits/deferred revenue	599	(1,670)	872
Current income taxes	(1,810)	1,620	1,123
Other assets	185	(136)	(87)
Net cash flows from operating activities – continuing operations	(92)	6,427	(558)
Net cash flows from operating activities – discontinued operations	(3,370)	1,554	(3,114)
Net cash (used in) provided by operating activities	(3,462)	7,981	(3,672)
Cash flows from investing activities:
Purchase of equity securities	(7,048)	(5,983)	—
Capital expenditures	(3,762)	(458)	(2,043)
Proceeds from sale of assets	-	220	8
Net cash flows from investing activities – continuing operations	(10,810)	(6,222)	(2,035)
Net cash flows from investing activities – discontinued operations	297	17	110
Net cash used in investing activities	(10,513)	(6,205)	(1,925)
Cash flows from financing activities:
Purchase of treasury stock	(230)	(15)	—
Proceeds from exercise of stock options	135	—	—
Payments on capital lease obligations	(268)	(200)	(14)
Excess tax benefits from share-based arrangements	45	12	(7)
Net cash used in financing activities	(318)	(203)	(21)
Effect of exchange rate changes on cash and cash equivalents – continuing operations	583	(1,867)	(630)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	(589)	(127)	(51)
Net decrease in cash and cash equivalents	(14,299)	(421)	(6,299)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	4,208	3,190	6,352
Less: Cash balance included in assets held for sale at end of period	(175)	(4,208)	(3,190)
Cash and cash equivalents at beginning of year	17,862	19,301	22,438
Cash and cash equivalents at end of year	$7,596	$17,862	$19,301
Supplemental disclosure of cash paid for:
Interest	$46	$45	$34
Income Taxes	$3,378	$2,272	$1,724
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$—	$752	$310

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, and government markets. The Company, and its wholly owned subsidiaries Strong Westrex, Inc. (“SWI”), Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Convergent Corporation and Convergent Media Systems Corporation (“Convergent” or “CMS”) design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. On November 4, 2016, Strong Westrex (Beijing) Technology Inc. (“SWBTI”) was sold (see Note 2).

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

2. Discontinued Operations

On June 23, 2016, the Company’s Board of Directors approved a plan to pursue a sale of the operations conducted by its subsidiaries SWBTI and SWI (the “China Operations”) which have historically been included in the Cinema segment. The purpose of the plan was to focus the efforts of the Company on the business units that have opportunities for higher return on invested capital. As part of this plan, the Company incurred total charges of $1.5 million in 2016, which are included in the net loss from discontinued operations in the condensed consolidated statements of operations. We reflected the results of the China Operations as discontinued operations for all periods presented. The assets and liabilities of the China Operations have been reclassified as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented.

On November 4, 2016, the Company sold SWBTI to GABO Filter, Inc. for total proceeds of $0.4 million. As a result of this sale the Company recorded a loss on disposal of discontinued operations of approximately $0.6 million in the fourth quarter of 2016, which is included in net income from discontinued operations. We expect to complete the sale of SWI within the next nine months.

The summary comparative financial results of discontinued operations were as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Total net revenues	$6,864	$14,769	$11,922
Total cost of revenues	6,351	13,896	10,850
Total selling and administrative expenses	1,131	1,621	1,397
Loss from operations of discontinued operations	(618)	(749)	(325)
Loss before income taxes	$(1,162)	$(781)	$(222)
Income tax expense (benefit)	114	(37)	(77)
Net loss from discontinued operations, net of tax	$(1,277)	$(743)	$(146)

The assets and liabilities classified as held for sale reflected in the condensed consolidated balance sheets were as follows (in thousands):

	December 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$175	$4,208
Accounts receivable, net	—	327
Total inventories, net	—	2,500
Other current assets	13	184
Total current assets held for sale	$188	$7,219
Property, plant and equipment, net	$—	$65
Total noncurrent assets held for sale	$—	$65
Current liabilities:
Accounts payable	$33	$2,421
Accrued expenses	11	516
Customer deposits/deferred revenue	13	1,458
Total current liabilities	$57	$4,395

Depreciation and amortization related to discontinued operations was inconsequential in 2016, 2015, and 2014. Capital expenditures related to discontinued operations were inconsequential in 2016, 2015, and 2014.

3. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when all of the following circumstances are satisfied:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The seller’s price to the buyer is fixed or determinable; and
●	Collectability is reasonably assured.

Within the Digital Media segment, if an arrangement involves multiple deliverables, the items are analyzed to determine the separate units of accounting, whether the items have value on a stand-alone basis and whether there is objective and reliable evidence of their fair values. Within the Digital Media segment, sales are derived from highly customized design integration, and installation of digital media technology solutions for a broad range of applications. The deliverables and timing depend upon the customer’s needs. Because the sales are so highly customized, separate sales are too infrequent to establish vendor specific objective evidence (VSOE). As a result, the Company uses third party evidence for products and best estimate of selling prices for other contract features. For services performed in the Digital Media segment, revenue is recognized when the products have been installed and services have been rendered. Revenues from maintenance support or managed services contracts are deferred and recognized as earned ratably over the service coverage periods. Unbilled revenue represents revenue recognized in accordance with the Company’s revenue recognition policy for which the invoice had not been processed and sent to the customer.

Within the Cinema segment, revenue is generally recognized upon shipment of the product; however, there are certain instances where revenue is deferred and recognized upon delivery or customer acceptance of the product as the Company legally retains the risk of loss on these transactions until such time.

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

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of December 31, 2016, $6.1 million of the $7.6 million in cash and cash equivalents was held by our foreign subsidiaries.

Marketable Securities

The Company’s marketable securities were comprised of its investment in the common stock of a publicly traded company, 1347 Property Insurance Holdings, Ltd. (“PIH”), prior to additional investments and representation on the board of directors in 2016, resulting in the Company changing to the equity method of accounting (see Note 10). Changes in fair value, based on the market price of the investee’s stock, were recognized in other income in the consolidated statement of operations. The Company elected the fair value option to account for the investment to more appropriately recognize the value of this investment in the consolidated financial statements. The Company had no marketable securities as of December 31, 2016 and gross unrealized losses were insignificant. Marketable securities at fair value were as follows:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Book Value
	(in thousands)
Marketable Securities	$1,983	$118	$—	$2,101

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments are reported under the line item captioned equity method investment income in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity method investments in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments in 2016, 2015 or 2014. Note 10 contains additional information on our equity method investments, which are held by our Cinema segment.

Accounts, Financing and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the reserve level and bad debt expense to adjust accordingly. Notes receivable are recorded at estimated fair value at December 31, 2016 and accrue interest at 15%. The Company estimates allowances for doubtful accounts based on the Company’s best estimates of the amount of probable credit losses pertaining to the trade accounts receivables, based on ongoing monitoring of the counterparty’s financial position and results of operations.

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

Intangible Assets

The Company’s amortizable intangibles consist of trademarks, customer relationships, software, and product formulation. The Company evaluates its intangible assets for impairment when there is evidence that events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations. See Note 7 for further information regarding impairment on intangible assets taken in 2015.

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

Goodwill at December 31, 2016 was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed for the year ended December 31, 2016 and it was determined no events had occurred since the acquisition that would indicate an impairment was more likely than not.

Property, Plant and Equipment

Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes, assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, life of the related lease for leasehold improvements, 3 to 10 years for machinery and equipment, 7 years for furniture and fixtures and 3 years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of property, plant and equipment is based on management’s estimates of future undiscounted cash flows and these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over their fair value. The Company did not record any impairments related to property, plant and equipment in 2016, 2015, or 2014.

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

Other Taxes

Sales taxes assessed by governmental authorities, including sales, use, and excise taxes, are recorded on a net basis and therefore the presentation of these taxes is excluded from revenues and are shown as a liability on the balance sheet until remitted to the appropriate taxing authorities.

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs were inconsequential for the year ended December 31, 2016 and amounted to approximately $0.1 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Fair Value of Financial and Derivative Instruments

Assets and liabilities measured at fair value are categorized into a fair value hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1 —	inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

●	Level 2 —	inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

●	Level 3 —	inputs to the valuation techniques are unobservable for the assets or liabilities

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2016 and 2015.

Fair Values Measured on a Recurring Basis at December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$7,596	$—	$—	$7,596
Notes receivable	$—	$—	$1,669	$1,669
Total	$7,596	$—	$1,669	$9,265

Fair Values Measured on a Recurring Basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$17,862	$—	$—	$17,862
Marketable securities	$2,101	$—	$—	$2,101
Notes receivable	$—	$—	$1,669	$1,669
Total	$19,963	$—	$1,669	$21,632

Quantitative information about the Company’s level 3 fair value measurements at December 31, 2016 is set forth below:

$ in thousands	Fair Value	Valuation Technique	Unobservable input	Range
Note receivable	$1,669	Discounted cash flow	Probability of default Discount rate	57% 18%

The notes receivable are recorded at estimated fair value at December 31, 2016 and accrue interest at a rate of 15% per annum. In order to help determine the estimated fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable. During 2016, the probability of default used in the discounted cash flow analysis increased from 55% to 57%. During 2015, new information became available regarding the ability of the debtor to repay the interest on the notes receivable, which caused the Company to change the probability of default used in the discounted cash flow valuation from 0% to 55%. This resulted in a reduction to the fair value of notes receivable of $1.6 million during the year ended December 31, 2015.

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

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets, equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During 2016, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities. Based on quoted market prices, the market value of the Company’s equity method investments was $14.7 million at December 31, 2016 (see Note 10).

Earnings (Loss) Per Common Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides reconciliation between basic and diluted earnings per share for the three years ended December 31:

	2016	2015	2014
	(in thousands)
Weighted average common shares outstanding	14,233	14,135	14,061
Assuming conversion of options and restricted stock awards outstanding	95	—	—
Weighted average common shares outstanding, as adjusted	14,328	14,135	14,061

Grants and options to purchase 407,000, 419,025 and 181,500 shares of common stock were outstanding as of December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 95,244 and 126,148 options and restricted stock units were excluded for the year ended December 31, 2016 and 2015, respectively, as their inclusion would be anti-dilutive, thereby increasing or decreasing the net income or loss, respectively, per share.

Stock Compensation Plans

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No share-based compensation cost was capitalized as a part of inventory as of December 31, 2016 and 2015.

Post-Retirement Benefits

The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the balance sheet, measures the plan’s assets and its obligations that determine its funded status as of December 31, 2016 and recognizes the changes in the funded status through comprehensive income (loss) in the year in which the changes occur.

Foreign Currency Translation

For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive income (loss) within the consolidated statements of comprehensive income (loss). Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred. If the Company disposes of its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income is recognized as part of the gain or loss on disposition. Undistributed earnings of the Company’s foreign subsidiaries totaling $22.8 million are considered to not be permanently reinvested and the applicable portion of accumulated other comprehensive income (loss) has been tax effected. The components of accumulated other comprehensive income (loss) related to the earnings of foreign subsidiaries that are considered to be indefinitely reinvested have not been tax effected.

Warranty Reserves

Historically, the Company has generally granted a warranty to its customers for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period. In most instances, the digital products are covered by the manufacturing firm’s OEM warranty; however, there are certain customers where the Company may grant warranties in excess of the manufacturer’s warranty for digital products. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three years ended December 31, 2016.

	2016	2015	2014
	(in thousands)
Warranty accrual at beginning of period	$310	$355	$244
Charged to expense	933	583	332
Amounts written off, net of recoveries	(600)	(592)	(211)
Foreign currency translation adjustment	2	(36)	(10)
Warranty accrual at end of period	$645	$310	$355

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2018. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. Early adoption is not permitted. The Company has obtained an understanding of ASU 2014-09 and has begun to analyze the impact of the new standard on its financial results. The Company has completed a high-level assessment of the attributes within its contracts for its major products and services, and has started assessing potential impacts to its internal processes, control environment, and disclosures. While the Company has not yet determined the method of adoption, it will elect or quantified the impact of the adoption of ASU 2014-09 will have on the consolidated financial statements, the Company is continuing to evaluate the impact of the new standard on our financial results and other possible impacts. The Company will continue to provide enhanced disclosures as we continue our assessment.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets; and modifies certain fair value disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is evaluating the requirements of ASU 2016-02 and its potential impact on the Company’s financial statements. The Company has leases primarily for property and equipment and is in the process of identifying and evaluating these leases in relation to the requirements of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments associated with the leases. While the Company has not yet quantified the impact of the adoption of ASU 2016-02 will have on its consolidated financial statements, the Company expects to record assets and liabilities on its balance sheet upon adoption of this standard, which may be material. The Company will continue to provide enhanced disclosures as it continues its assessment.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement for the Company to retroactively apply the equity method when its increase in ownership interests (or degree of influence) in an investee triggers equity method accounting. This ASU is effective for the Company on January 1, 2017 with early adoption permitted. The Company adopted ASU 2016-07 in 2016. As a result, the Company did not restate prior periods in its consolidated financial statements when the accounting for the investment in PIH changed from fair value to the equity method in the fourth quarter of 2016 due to additional investments and Company representation on PIH’s board of directors.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. This ASU is effective for the Company on January 1, 2017 with early adoption permitted. While the Company has not yet completed its analysis, the adoption of ASU 2016-09 is not expected to have a material effect on the Company’s consolidated financial statements due to the lack of significant exercises of Company stock options.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company believes its adoption will not significantly impact the Company’s results of operations and financial position.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which eliminates the diversity in practice related to eight cash flow classification issues. This ASU is effective for the Company on January 1, 2018 with early adoption permitted. The Company believes its adoption will not significantly impact the Company’s results of operations and financial position.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires entities to recognize the tax consequences of intercompany asset transfers other than inventory transfers in the period in which the transfer takes place. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. ASU 2016-16 is to be adopted using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustment will include recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date. Early adoption is permitted at the beginning of an annual period. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that the amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-18 to have any impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates Step 2 of the goodwill impairment testing which requires the fair value of individual assets and liabilities of a reporting unit to be determined when measuring goodwill impairment. The new guidance may result in different amounts of impairment that could be recognized compared to existing guidance. In addition, failing step 1 of the impairment test may not result in impairment under existing guidance. However, under the revised guidance, failing step 1 will always result in a goodwill impairment. ASU 2017-04 is to be applied prospectively for goodwill impairment testing performed in years beginning after December 15, 2019. The Company does not believe the adoption will significantly impact the Company’s results of operations or financial position.

4. Inventories

Inventories consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Raw materials and components	$1,341	$1,351
Work in process	247	190
Finished goods	4,975	5,651
	$6,563	$7,192

The inventory balances are net of reserves of approximately $1.7 million and $1.2 million as of December 31, 2016 and 2015, respectively.

5. Property, Plant and Equipment

Property, plant and equipment include the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Land	$1,596	$1,596
Buildings and improvements	8,728	8,989
Machinery and equipment	3,884	3,692
Office furniture and fixtures	4,045	4,011
Software	508	—
Total properties cost	18,761	18,288
Less accumulated depreciation	(7,066)	(6,585)
Net property, plant and equipment	$11,695	$11,703

Depreciation expense approximated $2.0 million, $2.1 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6. Restructuring Activities

2015 Corporate-wide Strategic Initiative

In connection with its strategic planning process, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the second quarter of 2015 to reduce headcount and more efficiently utilize real estate assets. Included in administrative expenses for year ended December 31, 2015, are $0.6 million and $0.2 million of severance and lease termination costs, respectively, that the Company incurred as part of this restructuring plan. The corporate-wide strategic initiative was completed in the third quarter of 2016.

2013 Convergent Related Restructuring

In connection with the integration of the 2013 CMS acquisition, as well as the Company’s ongoing plans to improve efficiency and effectiveness of its operations, the Company initiated plans in the fourth quarter of 2013 to reduce headcount and move the Company’s warehouse from Omaha, Nebraska to Georgia. In 2013, the Company recorded $1.5 million in severance costs that it expected to incur as part of the integration of CMS and for site closure of the Omaha warehouse. The restructuring initiative was completed during the first quarter of 2015.

The following reconciles the activity in the restructuring related severance accruals for the years ended December 31, 2016, 2015, and 2014, which are included in accrued expenses:

	2015 Strategic Initiative	2013 Convergent related restructuring	Total Restructuring
	(in thousands)
Balance, restructuring liability at December 31, 2013	$—	$896	$896
Severance paid	—	(709)	(709)
Balance, restructuring liability at December 31, 2014	—	187	187
Lease termination expense	219	—	219
Lease termination paid	(219)	—	(219)
Severance expense	559	—	559
Severance paid	(486)	(187)	(673)
Balance, restructuring liability at December 31, 2015	73	—	73
Severance paid	(73)	—	(73)
Balance, restructuring liability at December 31, 2016	$—	$—	$—

7. Intangible Assets

Intangible assets consisted of the following at December 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Product formulation	10	$454	$(276)	$178
Software	5	1,764	(93)	1,671
		$2,218	$(369)	$1,849

Intangible assets consisted of the following at December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Product formulation	10	$440	$(205)	$235

Intangible assets, other than goodwill, with definitive lives are amortized over their useful lives. The Company recorded amortization expense relating to other identifiable intangible assets of $0.2 million, $0.3 million and $0.3 million during each of the years ended December 31, 2016, 2015 and 2014, respectively. During 2015, the Company determined that the future undiscounted cash flows from the software intangibles were significantly less than carrying amount of the software intangibles and recorded an impairment charge of $0.6 million for these intangibles to measure them at their fair value. During 2015, gross intangibles were reduced by $0.9 million due to this impairment. Any other change in the cost and accumulated amortization of the identifiable assets was due to certain intangibles recorded in a foreign currency and therefore affected by fluctuations in the exchange rate.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
2017	$404
2018	395
2019	383
2020	375
2021	280
Thereafter	12

8. Goodwill

All of the Company’s goodwill is related to the Cinema segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2014	$1,029
Foreign currency translation	(166)
Balance as of December 31, 2015	$863
Foreign currency translation	26
Balance as of December 31, 2016	$889

9. Accrued Expenses

The major components of current accrued expenses are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Employee related	$1,785	$1,448
Legal and professional fees	295	158
Lease expenses	267	281
Warranty obligation	645	310
Joint venture excess distributions	—	502
Interest and taxes	967	521
Post-retirement benefit obligation	13	27
Severance and benefits	4	245
Other	121	91
Total	$4,097	$3,583

The major components of long-term accrued expenses are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Post-retirement benefit obligation	$131	$318
Rent and leasehold improvements	439	1,263
Total	$570	$1,581

10. Equity Method Investments

The following summarizes our equity method investments:

	December 31, 2016		December 31, 2015
	(in thousands)
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
RELM Wireless Corporation	$4,382	8.3%	$4,001	7.8%
Itasca Capital, Ltd.	5,348	32.3%	—	—
1347 Property Insurance Holdings, Inc.	3,368	12.1%	—	—
Total	$13,098		$4,001

The following summarizes the income (loss) of equity method investees reflected in the Statement of Operations:

	Equity in income (loss) of investee
	2016	2015	2014
Entity	(in thousands)
RELM Wireless Corporation	$216	$1	$—
Itasca Capital, Ltd.	(99)	—	—
1347 Property Insurance Holdings, Inc.	—	—	—
Total	$117	$1	$—

In December 2015, the Company acquired 7.8% ownership in RELM Wireless Corporation (“RELM”) for $4.0 million and increased its ownership to 8.3% during the year ended December 31, 2016 for an additional $0.3 million. RELM is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations, and related components and subsystems. The Company’s Chief Executive Officer is member of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. The Company received dividends of $0.2 million, $0, and $0 from RELM in 2016, 2015, and 2014, respectively. Based on quoted market prices, the market value of the Company’s ownership in RELM was $5.4 million at December 31, 2016.

In May 2016, the Company acquired 31.2% ownership in Itasca Capital, Ltd. (“Itasca”) for $3.5 million and increased its ownership to 32.3% during the year ended December 31, 2016 for an additional $0.2 million. Itasca is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is a member of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca in 2016, 2015, or 2014. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $3.7 million at December 31, 2016.

In December 2015, the Company acquired 4.4% ownership in 1347 Property Insurance Holdings Inc. (“PIH”) for $2.1 million and increased its ownership to 12.1% during the year ended December 31, 2016 for an additional $3.1 million. PIH is a publicly traded company that provides property and casualty insurance in the States of Louisiana and Texas. The Company’s Chief Executive Officer was named to the board of directors of PIH on December 27, 2016. This board seat and the Chief Executive Officer’s control of other entities that own shares of PIH, combined with the Company’s 12.1% ownership of PIH, provide the Company with significant influence over PIH, but not controlling interest. Prior to the Company’s additional 2016 investment and board seat at PIH, the Company did not have significant influence over PIH and the investment was included in marketable securities and carried at fair value in the balance sheet. The Company did not receive dividends from PIH in 2016, 2015, or 2014. Based on quoted market prices, the market value of the Company’s ownership in PIH was $5.6 million at December 31, 2016.

The summarized financial information presented below reflects the aggregated financial information of all significant equity method investees as of and for the twelve months ended September 30 of each year or portion of those twelve months the Company owned its investment, consistent with the Company’s recognition of the results of its equity method investments on a one quarter lag. The summarized financial information is presented only for the periods when the Company owned its investment.

For the twelve months ended September 30,	2016
(in thousands)
Revenue	$44,621
Gross profit	$14,514
Operating income	$3,204
Net income	$235

As of September 30,	2016
(in thousands)
Current assets	$30,217
Non-current assets	$23,274
Current liabilities	$5,709
Non-current liabilities	$394
Redeemable stock	$—
Non-controlling interests	$—
Company’s share of equity in net assets	$6,244

The difference between our share of equity in net assets as shown in the above table and the investment in non-consolidated companies as shown on the Consolidated Balance Sheets is due to an excess amount paid over the book value of the investment and is accounted for as equity method goodwill.

11. Income Taxes

Income (loss) before income taxes consists of:

	2016	2015	2014
	(in thousands)
United States	$(5,351)	$(16,630)	$(9,773)
Foreign	9,716	12,944	9,527
	$4,365	$(3,686)	$(246)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	2016	2015	2014
	(in thousands)
Federal:
Current	$10	$1,575	$688
Deferred	(34)	7,348	(3,357)
Total	(24)	8,923	(2,669)
State:
Current	173	(1,301)	321
Deferred	28	635	(589)
Total	201	(666)	(268)
Foreign:
Current	2,810	3,597	3,196
Deferred	(189)	1,184	(647)
Total	2,621	4,781	2,549
	$2,798	$13,038	$(388)

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from continuing operations as follows:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(in thousands)
Expected federal income tax expense (benefit)	$1,484	34.0	$(1,253)	(34.0)	$(84)	(34.0)
State income taxes, net of federal benefit	200	4.6	(324)	(8.8)	(148)	(59.9)
Foreign tax rates varying from 34%	(638)	(14.6)	(871)	(23.6)	(622)	(251.8)
Change in foreign reinvestment strategy	309	7.1	6,650	180.4	429	173.6
Valuation Allowance	(51)	(1.2)	8,856	240.2	—	—
Section 956 Inclusion	1,615	37.0	—	—	—	—
Return to provision	(193)	(4.4)	(8)	(0.2)	22	8.9
Other	72	1.7	(12)	(0.3)	15	6.1
Total	$2,798	64.1	$13,038	353.7	$(388)	(157.1)

Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:	(in thousands)
Deferred revenue	$1,672	$1,567
Non-deductible accruals	187	261
Inventory reserves	567	480
Stock compensation expense	281	215
Warranty reserves	204	107
Uncollectible receivable reserves	409	459
Accrued group health insurance claims	(66)	137
Restructuring reserves	—	90
Net operating losses	6,240	6,641
Fair value adjustment to notes receivable	633	637
Foreign tax credits	2,960	2,868
Depreciation and amortization	671	448
Equity in income (loss) of equity method investments	163	47
Accumulated other comprehensive income	1,685	1,745
Net deferred tax assets	15,606	15,702
Valuation allowance	(8,393)	(8,457)
Net deferred tax assets after valuation allowance	7,213	7,245
Deferred tax liabilities:
Depreciation and amortization	6	487
Cash repatriation	8,721	8,472
Other	6	2
Net deferred tax assets (liabilities)	$(1,520)	$(1,716)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $8.4 million and $8.5 million, respectively, should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2016 and 2015, respectively. No valuation allowance was recorded in 2014.

The tax effect of the Company’s net operating loss carryforwards for Federal and state tax purposes total approximately $6.2 million at December 31, 2016, expiring at various times in 2023 through 2025. The Company has foreign tax credit carryforwards of approximately $3.0 million at December 31, 2016 that expire in 2024.

The Company has recorded income taxes of $8.7 million on accumulated but undistributed earnings for foreign subsidiaries aggregating approximately $22.8 million at December 31, 2016, resulting in a deferred tax liability of $8.7 million. These earnings are not considered permanently reinvested in the business and will be transferred to the United States as required by business needs.

The Company has completed the examination for Federal purposes for the 2011 fiscal year with no changes. The Company has examinations not yet initiated for Federal purposes for fiscal years 2013, 2014, and 2015. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2016, 2015 and 2014. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2016 and December 31, 2015.

12. Financing Receivable

The following table presents sales-type lease receivables.

	December 31, 2016	December 31, 2015
	(in thousands)
Investment in sales-type leases
Current	$198	$1,185
Noncurrent	—	198

At December 31, 2016 and 2015, there are no sales-type lease receivables that are past due.

Scheduled maturities of minimum lease payments outstanding at December 31, 2016, are as follows:

Years ending:	Scheduled Payments
(in thousands)
December 31, 2017	$198

13. Notes Receivable

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and accrues interest at 15%. The Company has recorded the notes receivable at their fair value. See Note 3 for additional information on the fair value of the notes.

14. Deferred Revenue

The Company deferred revenue associated with extended warranties provided to a third party exhibitor in 2011. The Company does not expect to recognize any of the related revenue in 2017, and expects to recognize the remainder no earlier than in 2022 when all conditions of revenue recognition have been met. The following summarizes the amounts included in deferred revenue related to extended warranties.

	December 31, 2016	December 31, 2015
	(in thousands)
Extended warranty deferrals expected to be recognized within one year	$—	$895
Extended warranty deferrals expected to be recognized after one year	1,108	1,108
Total revenue deferred for extended warranty	$1,108	$2,003

15. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense included in selling and administrative expenses approximates the following:

	2016	2015	2014
	(in thousands)
Share based compensation expense	$466	$501	$427

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, or performance units. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During 2016, the Company awarded 200,000 stock options and no restricted stock units under the 2010 Plan. During 2015, the Company awarded 383,300 stock options and 87,500 restricted shares under the 2010 Plan. During 2014, the Company awarded no stock options and 172,500 restricted stock units under the 2010 Plan. At December 31, 2016, 852,492 shares remained available for issuance under the 2010 Plan.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 200,000 shares and 383,300 shares of the Company’s common stock during 2016 and 2015, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a five-year period.

The weighted average grant date fair value of stock options granted in 2016 and 2015 was $1.81 and $1.44, respectively. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2016	2015
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	1.42%	1.87%
Expected stock price volatility	31.36%	32.06%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical daily price changes of the Company’s stock for one year prior to the date of grant. The expected life of options is the average number of years that the Company estimates that options will be outstanding. The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes the Company’s activities with respect to its stock options:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	450,800	$4.48	9.21	$131
Granted	200,000	5.53
Exercised	(33,000)	4.09
Forfeited	(72,500)	4.50
Outstanding at December 31, 2016	545,300	$4.78	9.68	$1,757
Exercisable at December 31, 2016	140,300	$4.37	8.30	$1,218

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised on the date indicated.

As of December 31, 2016, 405,000 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.6 million at December 31, 2016, which is expected to be recognized over a weighted-average period of 4.2 years.

Restricted Stock Plans

The Ballantyne Strong, Inc. Non-Employee Directors’ Restricted Stock Plan (the “Non-Employee Plan”) and the Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Non-Employee Plan”) provide for the award of restricted shares to outside directors. Shares issued under the Non-Employee Plan and the 2014 Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance. A total of 250,000 shares are reserved for issuance under the Non-Employee Plan and the 2014 Non-Employee Plan. During 2016, 2015, and 2014, 45,555, 53,208 and 41,760 shares, respectively, were granted under the 2014 Non-Employee Plan.

The Company awarded a total of 45,555, 140,708, and 214,260 restricted stock units and restricted shares under the 2010 Plan and the 2014 Non-Employee Plan during 2016, 2015 and 2014, respectively. The weighted average grant date fair value of restricted stock awarded in 2016, 2015 and 2014 was $4.89, $4.38, and $3.86 respectively. In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. The Company estimates the fair value of the restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of December 31, 2016, the total unrecognized compensation cost related to non-vested restricted stock awarded was approximately $0.2 million which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes restricted stock activity:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	130,358	$4.30
Granted	45,555	4.89
Shares vested	(88,243)	4.40
Shares forfeited	(15,625)	3.75
Nonvested at December 31, 2016	72,045	$4.67

16. Foreign Exchange Contracts

The Company’s primary exposure to foreign currency fluctuations pertains to its subsidiaries in Canada. In certain instances the Company may enter into foreign exchange forward contracts to manage a portion of this risk. The Company has not designated its foreign exchange forward contracts as hedges. The Company’s foreign exchange forward contracts expired in 2014 and no new contracts were entered into in 2015 or 2016.

All cash flows related to our foreign currency exchange contracts are classified as operating cash flows. The Company recognized the following realized and unrealized gains from foreign currency forward exchange contracts in other income:

(in thousands)	Classification	2016	2015	2014
Foreign exchange forward contracts	Other Income (Loss)	$—	$—	$(145)

17. Compensation and Benefit Plans

Retirement Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

18. Leases

The Company and its subsidiaries lease plant and office facilities, autos and equipment under operating leases expiring through 2021. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also has capital leases for computer equipment. The capital lease obligations related to accrued expenses are included in accrued expenses on the balance sheet.

The Company’s future minimum lease payments are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2017	$290	$375
2018	248	324
2019	131	292
2020	—	262
2021	—	152
Thereafter	—	—
Total minimum lease payments	$669	$1,405
Less: Amount representing interest	39
Present value of minimum lease payments	630
Less: Current maturities	274
Capital lease obligations, net of current portion	$356

19. Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 54% of 2016 consolidated net revenues. Trade accounts receivable from these customers represented approximately 36% of net consolidated receivables at December 31, 2016. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of revenues from continuing operations.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition at December 31, 2016.

20. Business Segment Information

The Company has two primary operating segments: Cinema and Digital Media. There was no impact on current or prior years to the individual components of these segments. The Cinema segment provides a full range of product solutions primarily for the theatre exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays, and sound systems. The Digital Media segment delivers solutions and services across two primary markets: digital out-of-home and cinema. While there is digital signage and cinema equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Summary by Business Segments

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net Revenue:
Cinema	$41,522	$47,430	$51,859
Digital Media	36,486	31,837	32,494
Total segment net revenue	78,008	79,267	84,353
Eliminations	(1,277)	(1,208)	(1,188)
Total net revenue	76,731	78,059	83,165
Operating income (loss):
Cinema	10,572	8,066	6,444
Digital Media	1,798	(1,025)	(24)
Total segment operating income	12,370	7,041	6,420

Unallocated general and administrative expenses	(7,612)	(10,824)	(7,909)
Gain (loss) on sale or disposal of assets:
Cinema	(70)	(370)	(1)
Digital Media	(21)	(54)	13
Corporate overhead	(28)	—	—
Total gain (loss) on sale or disposal of assets	(118)	(424)	12
Income (loss) from operations	4,641	(4,207)	(1,477)

Other income (expense)
Cinema	87	262	693
Cinema – fair value adjustment to notes receivable	—	(1,595)	—
Cinema – excess distribution from joint venture	502	—	—
Cinema – foreign currency transaction gain (loss)	(917)	1,875	511
Digital Media – foreign currency transaction gain (loss)	(85)	(263)	(214)
Digital Media	(14)	29	163
Change in value of marketable securities – corporate asset	34	117	—
Total other income	(393)	425	1,153
Income (loss) before taxes and equity method investment income	$4,248	$(3,782)	$(324)

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Expenditures on capital equipment:
Cinema	$1,996	$158	$503
Digital Media	1,766	300	1,540
Total expenditures on capital equipment	$3,762	$458	$2,043

Depreciation, amortization and impairment:
Cinema	$1,339	$1,516	$1,160
Digital Media	848	1,425	716
Total depreciation, amortization and impairment	$2,187	$2,941	$1,876

	December 31,
	2016	2015
	(in thousands)
Identifiable assets, excluding assets held for sale
Cinema	$29,820	$38,159
Digital Media	19,794	15,319
Corporate assets	13,098	6,102
Total	$62,712	$59,580

Summary by Geographical Area

	2016	2015	2014
	(in thousands)
Net revenue
United States	$60,394	$60,754	$62,096
China	5,885	3,654	2,759
Canada	4,616	5,074	5,661
South America	1,681	3,540	8,288
Mexico	2,125	2,870	2,718
Europe	1,148	1,569	1,189
Asia (excluding China)	697	91	294
Other	185	507	160
Total	$76,731	$78,059	$83,165

	December 31
	2016	2015
	(in thousands)
Identifiable assets, excluding assets held for sale
United States	$30,979	$33,882
Canada	31,733	25,698
Total	$62,712	$59,580

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

21. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of continuing operations for 2016 and 2015.

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenue	$17,114	$20,558	$18,668	$20,391	$19,150	$17,831	$19,746	$21,332
Gross profit	5,236	6,149	4,377	5,871	4,255	3,495	3,780	5,181
Net earnings (loss)	(613)	833	(470)	540	(10,164)	(2,919)	(3,201)	(1,183)
Basic and diluted earnings (loss) per share from continuing operations:
Basic(1)	(0.05)	0.12	(0.03)	0.08	(0.72)	(0.21)	(0.23)	(0.08)
Diluted(1)	(0.05)	0.12	(0.03)	0.08	(0.72)	(0.21)	(0.23)	(0.08)
Stock price:
High	4.77	5.99	7.01	8.00	5.05	5.13	4.88	4.87
Low	4.00	4.21	5.09	6.10	4.01	4.00	3.42	4.24

(1) Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

22. Related Party Transactions

Pursuant to the proxy contest settlement agreement entered into with Fundamental Global Investors, LLC and certain of its affiliates on April 21, 2015, the Company expanded its Board of Directors to nine directors and nominated five director candidates from Fundamental Global’s slate of directors, who were elected at the 2015 Annual Meeting. Fundamental Global Investors, LLC and its affiliates hold approximately 24.4% of the Company’s outstanding shares of common stock as of December 31, 2016. Mr. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as the Company’s Chairman and Chief Executive Officer. The Company reimbursed Fundamental Global for its expenses incurred in connection with the proxy contest and settlement agreement in the amount of $178,415 in 2015. The independent members of the Board of Directors approved the reimbursement.

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

Schedule II

Ballantyne Strong, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Amounts Written off(1)	Foreign Exchange Translation	Balance at end of year
Allowance for doubtful accounts (continuing operations):
Year ended December 31, 2016	$1,207	21	(131)	—	$1,097
Year ended December 31, 2015	$252	1,065	(110)	—	$1,207
Year ended December 31, 2014	$273	90	(111)	—	$252
Inventory reserves (continuing operations):
Year ended December 31, 2016	$1,233	341	(16)	—	$1,558
Year ended December 31, 2015	$1,674	1,743	(2,181)	(3)	$1,233
Year ended December 31, 2014	$1,312	434	(71)	(1)	$1,674

(1) The deductions from reserves are net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2016 due to the material weakness described below. The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatement of consolidated financial statements previously reported by the Company, and there were no changes in previously released financial statements.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016 as a result of the two deficiencies which aggregate to a material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of fiscal 2016, we implemented a new integrated Customer Relationship Management (CRM) and a new enterprise resource planning (ERP) system including inventory management and financial reporting modules that will upgrade and standardize our information systems. We have completed the implementation with respect to some of our subsidiaries and plan to continue to roll out the CRM and ERP system modules over the next year for our other subsidiaries. Therefore, as appropriate, we modified the design and are still in the process of updating certain documentation of internal control processes and procedures to supplement and complement existing internal controls over financial reporting to accommodate the system changes. The CRM and ERP resulted in changes that have materially affected our system of internal control over financial reporting during the three months ended December 31, 2016. As of December 31, 2016, we were still in the process of aligning our system access with our functional segregation of duties. However, our new system access was not aligned with our functional segregation of duties as of December 31, 2016.

In the course of our ongoing preparations for making management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. One such area was our documentation of business processes, procedures and internal controls for one of our subsidiaries that enters into arrangements with its customers involving multiple deliverables which affects revenue recognition. As of December 31, 2016, we were still in the process of updating our documentation as resource constraints stemming from the aforementioned CRM and ERP implementation have delayed our efforts in making these updates. We evaluated our current documentation over revenue recognition for arrangements with multiple deliverables and concluded it was not sufficient to ensure internal controls over this accounting were effective. We believe this deficiency in aggregate with the aforementioned deficiency stemming from our CRM and ERP system segregation of duties result in a material weakness which may have a material effect on our internal control over financial reporting impacting controls over revenue recognition.

We plan to continue to implement the CRM and other significant modules of the ERP in these and other subsidiaries in the coming years, as we believe these changes will simplify our business processes and system of internal control over financial reporting. In connection with these and future enhancements, the Company will update its internal controls over financial reporting, as necessary, to accommodate any modification to its business processes and procedures. We expect to fully remediate the above mentioned deficiencies, which in aggregate we consider to be a material weakness, before the end of the fiscal year ending December 31, 2017.

The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatement of consolidated financial statements previously reported by the Company, and there were no changes in previously released financial statements.

BDO USA, LLP, the independent registered public accounting firm that audited our financial statements included in the Annual Report on Form 10-K has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. Their attestation report is included below in this item 9A.

Changes in Internal Control over Financial Reporting

Other than the CRM and ERP system implementation and material weakness and our remediation efforts discussed above, there have been no changes in our internal controls over financial reporting for the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and take action as appropriate.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ballantyne Strong, Inc.

Omaha, Nebraska

We have audited Ballantyne Strong Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ballantyne Strong Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding inadequate documentation of controls, particularly those process level controls related to multiple element arrangements and segregation of duties has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 16, 2017 on those financial statements.

In our opinion, Ballantyne Strong did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. as of December 31, 2016 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, NC

March 16, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the “Board of Directors,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act,” and “Board Committees–Audit Committee” sections of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Our board of directors has adopted the Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our Internet website, www.ballantynestrong.com/investors, under the “Corporate Governance” tab, and is available free of charge, upon request to Corporate Secretary, 11422 Miracle Hills Drive, Suite 300, Omaha, NE 68154; telephone number: (402) 453-4444.

Any amendment to, or waiver from, the Code of Ethics applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver unless the rules of the NYSE MKT then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.

Item 11. Executive Compensation

The information required by this item will be contained in the “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Compensation Consultant,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “2016 Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year 2016,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Options Exercised and Stock Vested” and “Director Compensation” sections of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our Stock Option, Restricted Stock and Stock Purchase Plan Agreements as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of Outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	588,595	(1)	5.35	971,189	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	588,595	(1)	5.35	971,189	(2)

(1)	Includes 545,300 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan and 43,295 securities to be issued upon vesting of rights under our 2014 Non-Employee Directors Restricted Stock Plan.

(2)	Includes 852,492 securities remaining available for issuance under our 2010 Long-Term Incentive Plan and 118,697 securities remaining available for issuance under our 2014 Non-Employee Directors Restricted Stock Plan.

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the definitive proxy statement, to be filed in connection with the 2017 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Related Persons Transaction Procedures” and “Corporate Governance – Board Independence” sections of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the “Proposal Three – Ratification of Appointment of the Company’s Independent Auditors” and “Board Committees – Audit Committee” sections of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2016, 2015 and 2014.

Financial Statements of the Registrant’s subsidiaries are omitted because the Registrant is primarily an operating company and the subsidiaries are wholly owned.

3.	Exhibit list.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ballantyne Strong, Inc.

By:	/s/ D. Kyle Cerminara	By:	/s/ Ryan M. Burke
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Ryan M. Burke,Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2017		Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	March 16, 2017

By:	/s/ Ryan M. Burke
Ryan M. Burke,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	March 16, 2017

By:	/s/ Samuel C. Freitag (1)
Samuel C. Freitag, Director
Date:	March 16, 2017

By:	/s/ James C. Shay (1)
James C. Shay, Director
Date:	March 16, 2017

By:	/s/ Charles T. Lanktree (1)
Charles T. Lanktree, Director
Date:	March 16, 2017

By:	/s/ William J. Gerber (1)
William J. Gerber, Director
Date:	March 16, 2017

By:	/s/ Lewis M. Johnson (1)
Lewis M. Johnson, Director
Date:	March 16, 2017

By:	/s/ Robert J. Roschman (1)
Robert J. Roschman, Director
Date:	March 16, 2017

By:	/s/ Ndamukong suh (1)
Ndamukong Suh, Director
Date:	March 16, 2017

(1)	Signed by theundersigned as attorney-in-fact and agent for the Directors indicated

By:	/s/ Ryan M. Burke
Ryan M. Burke, Attorney-In-Fact
Date:	March 16, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

2.1+	Equity Purchase Agreement, dated as of November 4, 2016, by and between Strong Westrex, Inc. and GABO Filter, Inc.	8-K	2.1	November 7, 2016

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	December 7, 2006

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.1	December 7, 2006

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.2	December 7, 2006

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.3	December 7, 2006

3.1.4	Certificate of Amendment of Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.2	Ballantyne of Omaha, Inc. Bylaws	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	8-K	99.1	May 1, 2007

3.2.5	Fifth Amendment to Bylaws of Ballantyne Strong, Inc.	S-8	4.11	May 16, 2014

10.1	Agreement on Distribution of DLP Cinema Projectors, dated as of October 1, 2006, between Strong Westrex Company and NEC Viewtechnology, Ltd.	10-Q	10.1	November 14, 2006

10.2	Operating Agreement of Digital Link II, LLC, dated as of March 6, 2007, among Ballantyne of Omaha, Inc., Digital Link II, LLC and REAL D	10-K	10.8	April 2, 2007

10.3	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.4*	Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan	Schedule 14A	Appendix A	March 31, 2014

10.5*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.6*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.7*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.8*	Employment Agreement, dated as of September 23, 2009, between Ballantyne Strong, Inc. and John P. Wilmers	10-Q	10.5.1	May 14, 2010

10.9*	Amendment No. 4 to Executive Employment Agreement, dated September 23, 2009, between Ballantyne Strong, Inc. and John P. Wilmers	10-Q	10.5	May 14, 2010

10.10*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

10.11*	Executive Employment Agreement, dated December 20, 2013, between Ballantyne Strong, Inc. and Christopher D. Stark	8-K	10.28	December 24, 2013

10.12*	Executive Employment Agreement, dated November 1, 2010, between Ballantyne Strong, Inc. and Gary Cavey	10-Q	10.1	November 15, 2010

10.13*	Separation and Release Agreement, dated May 6, 2015, between Ballantyne Strong, Inc. and Gary L. Cavey	8-K	10.1	May 11, 2015

10.14*	Executive Employment Agreement, dated as of November 2, 2015, between Convergent Media Systems Corporation and Steve Schilling	8-K	10.1	November 4, 2015

10.15*	Stock Option Agreement, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.3	November 27, 2015

10.16*	Stock Option Agreement under Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.4	November 27, 2015

10.17	Settlement Agreement, dated as of April 21, 2015, between Ballantyne Strong, Inc. and Fundamental Global Partners, LP, Fundamental Global Partners Master Fund, LP, Fundamental Global Partners GP, LLC, FG Partners GP, LLC, and Fundamental Global Investors, LLC	8-K	10.01	April 22, 2015

10.18*	Separation and Release Agreement, dated as of November 10, 2015, between Ballantyne Strong, Inc. and David Anderson	10-K	10.20	March 7, 2016

10.19*	Separation and Release Agreement, dated as of November 9, 2015, between Ballantyne Strong, Inc. and Christopher Stark	10-K	10.21	March 7, 2016

10.20	Promissory Note, dated as of November 4, 2016, executed by GABO Filter, Inc. in favor of Strong Westrex, Inc.	8-K	10.1	November 7, 2016

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Convergent Corporation	Georgia
e.	Convergent Media Systems Corporation	Georgia

23.1	Consent of BDO USA, LLP	X

23.2	Consent of KPMG LLP	X

24	The Power of Attorney authorizing D. Kyle Cerminara and Ryan M. Burke to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2016 on behalf of non-management directors	X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Ballantyne Strong, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	X

*	Management contract or compensatory plan.
**	Furnished herewith.
+	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

