Form 10-K/A
period 2016-12-31
BALLANTYNE STRONG, INC.
filed 2017-05-24
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

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

Explanatory Note

This Amendment is being filed to reflect the restatement of the Company’s consolidated financial statements, as discussed in Note 23 thereto, and other information related to such restated financial information. Except for Items 1, 1A, 2, 6, 7, 8, 9A, Part III and Part IV, Item 15, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, forward-looking statements may be made in press releases, orally, at conferences, on the Company’s web site, or otherwise, by or on behalf of the Company. Statements that are not historical are forward-looking and reflect expectations for future Company performance. These statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goal,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” These statements involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Company’s control. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K/A and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Company’s ability to expand its revenue streams to compensate for the lower demand for its digital cinema products and installation services, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its investment strategy, the Company’s ability to retain or replace its significant customers, the impact of reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate the new executives, acquisition-related risks, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance, and the impact of having a controlling stockholder.

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

We conduct our operations through two primary business segments: Cinema and Digital Media. Approximately 54%, 61%, and 62% of our sales were from the Cinema segment for the years ended 2016, 2015, and 2014 respectively.

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

Fundamental Global Investors, LLC, the funds that it manages, its other affiliates, and the directors and officers of the Company together currently hold approximately 34.6% of the Company’s outstanding stock.

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

Markets

Cinema — Our non-exclusive distribution agreements with NEC and BARCO allow us to market digital projectors in North and South America, including the Caribbean. In China we have distribution rights to sell BARCO. We do not have any territorial restrictions for any of our other products and services.

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

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 53% of 2016 consolidated net revenues. Trade accounts receivable from these customers represented approximately 34% of net consolidated receivables at December 31, 2016. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of net revenues from continuing operations.

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

Stephen L. Schilling, age 52, has been President of the Digital Media business since November of 2015.

Lance V. Schulz, age 49, has been Senior Vice President, Chief Financial Officer and Treasurer since March of 2017.

Information Available on Ballantyne Website

We make available free of charge on our website (www.ballantynestrong.com), through a link to the Securities and Exchange Commission (“SEC”) website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. However, information posted on our website is not part of the Form 10-K/A. The Board of Directors has adopted the following governance documents, which are also posted on our website:

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

Item 1A. Risk Factors

Our business and financial performance are subject to various risks and uncertainties, some of which are beyond our control. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline and you may lose part or all of your investment. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K/A because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

The Company’s top ten customers accounted for approximately 53% of 2016 consolidated net revenues. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of net revenues from continuing operations. Trade accounts receivable from these customers represented approximately 34% of net consolidated receivables at December 31, 2016. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We have recently made changes to our management team. On November 24, 2015, the Board of Directors appointed D. Kyle Cerminara as our Chairman and Chief Executive Officer, effective immediately. Mr. Cerminara has been a member of the Board since February 2015 and has served as its Chairman since May 2015, assuming the role of Executive Chairman in September 2015. On November 2, 2015, Stephen L. Schilling joined us as President of the Digital Media business, and Ray F. Boegner was promoted to the newly created position of President of the Cinema business. On March 29, 2017, Lance V. Schulz was appointed as our Senior Vice President, Chief Financial Officer and Treasurer. These or other changes in key management could create uncertainty among our employees, suppliers and other business partners and are resulting in changes to the strategic direction of our business, any of which could have a material adverse effect on us.

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

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

As described in Part II, Item 9A – “Controls and Procedures,” management has identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of December 31, 2016.

As further described in Item 9A – “Controls and Procedures – Management’s Report on Internal Control over Financial Reporting,” we have undertaken steps to improve our internal control over financial reporting. However, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected, we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, we may suffer defaults under our debt instruments, and our stock price may decline.

As further discussed in Note 23 to our consolidated financial statements, we have restated our historical consolidated financial statements as of and for the year ended December 31, 2016. We have revised other sections of this Form 10-K/A accordingly to reflect the restatement. For a detailed description of the financial impact of the restatement, see Note 23 – “Restatement.”

The restatement of our financial statements, as noted above, may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price.

As a result of the circumstances giving rise to the restatement, we have become subject to additional costs and risks, including costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could also be subject to regulatory, stockholder or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting and other costs. In addition, the restatement and related matters could impair our reputation and could cause our customers, lenders, stockholders, insurers, vendors, and other counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

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

Item 2. Properties

Our headquarters are located at 11422 Miracle Hills Drive, Omaha, Nebraska, where we lease office space is used by our Cinema and Digital Media segments. The premises are used for offices and operating the Omaha NOC. The lease expires in November 2021. In addition, our subsidiaries owned or leased the following facilities as of December 31, 2016:

●	Our Strong/MDI Screen Systems, Inc. subsidiary owns an 83,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facilities are used for offices, manufacturing, assembly and distribution of the cinema and other screens. We believe this facility is well maintained and adequate for future needs, and is used by our Cinema segment.

●	In addition, the Company leases office space in Mooresville, North Carolina, which is used by our Cinema and Digital Media segments. The lease expires in November of 2020.

●	Our Convergent Media Systems Corporation subsidiary owns a 43,000 square-foot office facility in Alpharetta, Georgia, which is subject to first and second lien deeds of trust as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The facility is used for offices and operating the Alpharetta NOC. Convergent also leases our distribution facility, which is in Lawrenceville, Georgia, where we lease approximately 40,000 square feet. The lease expires in April 2020. The premises are used for distribution of certain products. In addition, Convergent leases two office facilities in Toronto, Ontario, Canada. These leases expire in March 2018 and October 2019. We believe these facilities are adequate for future needs and are used by our Cinema and Digital Media segments.

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

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2016, 2015, and 2014, and the selected balance sheet data at December 31, 2016 and 2015, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K/A. The selected statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data at December 31, 2014, 2013, and 2012, are derived from audited consolidated financial statements not included herein. The Company acquired Peintures Elite, Inc. on September 13, 2013 and Convergent Media Systems on October 1, 2013. In addition, the Company reclassified a portion of selected operations to discontinued operations in 2016. All prior periods have been restated to reflect the reclassification. See Note 2 to the Company’s consolidated financial statements.

	Year Ended December 31,
	2016 (Restated)*	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of operations data
Net revenue	$76,254	$78,059	$83,165	$88,891	$153,466
Gross profit	$21,156	$16,712	$17,089	$15,434	$20,785
Net earnings (loss) from continuing operations	$869	$(16,724)	$142	$252	$6,132
Net earnings (loss) per share from continuing operations
Basic	$0.06	$(1.19)	$0.01	$0.02	$0.43
Diluted	$0.06	$(1.19)	$0.01	$0.02	$0.43
Balance sheet data
Working capital	$19,433	$28,179	$40,228	$44,042	$51,041
Total assets	$62,439	$66,864	$82,060	$83,630	$86,959
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$45,154	$44,512	$60,847	$61,499	$60,845

* Selected financial data for 2016 has been restated to correct certain misstatements. See Note 23 to the Company’s consolidated financial statements for information about the restatement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. As explained in Note 23 to the consolidated financial statements included in this Form 10-K/A, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2016. The impact of the restatement is reflected in the discussion below. Management’s discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 54% of fiscal year 2016 revenues were from cinema and approximately 46% were from digital media. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

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

	Years Ended December 31,
	2016 (Restated)	2015	2014
Net revenue	100.0%	100.0%	100.0%
Cost of revenues	72.3	78.6	79.5
Gross profit	27.7	21.4	20.5
Selling and administrative expenses (1)	22.1	26.3	22.3
Income (loss) from operations (2)	5.5	(5.4)	(1.8)
Net earnings (loss) from continuing operations (3)	1.1	(21.4)	0.2

(1)	For the year ended December 31, 2015, selling and administrative expenses included $2.1 million (2.7% of net revenues) of severance, facility consolidation, proxy contest, and intangible impairment charges.

(2)	For the year ended December 31, 2015, loss from operations included $2.1 million (2.7% of net revenues) of severance, facility consolidation, proxy contest, and intangible impairment charges.

(3)	For the year ended December 31, 2015, net loss included $11.2 million (14.3% of net revenues) of severance, facility consolidation, proxy contest, intangible impairment charges, and income tax related to valuation allowances.

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

2016 Compared to 2015

Revenues

Net revenues during the year ended December 31, 2016 decreased 2.3% to $76.3 million from $78.1 million in the year ended December 31, 2015.

	2016 (Restated)	2015
	(in thousands)
Cinema	$41,522	$47,430
Digital Media	36,009	31,837
Total segment revenues	77,531	79,267
Eliminations	(1,277)	(1,208)
Total net revenues	$76,254	$78,059

Cinema

Sales of cinema products and services decreased 12.4% to $41.5 million in 2016 from $47.4 million in 2015. Sales of digital cinema products and services decreased by $7.1 million driven by lower projector and digital parts sales. This was partially offset by an increase in screen sales of $1.2 million.

Digital Media

Sales of digital media products and services increased 13.1% to $36.0 million in 2016 from $31.8 million in 2015. This increase was driven almost exclusively by sales of products and services related to digital signage as well as content creation, management and distribution.

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

Gross Profit

Consolidated gross profit increased 26.6% to $21.2 million in 2016 from $16.7 million in 2015 and as a percent of total revenue increased to 27.7% in 2016 from 21.4% in 2015.

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

Gross profit in the digital media segment amounted to $8.2 million or 22.8% as a percentage of revenues in 2016 compared to $4.9 million or 15.5% as a percentage of revenues in 2015. The increase in gross margin dollars and gross margin as a percentage of sales was driven by higher project and channel sales revenue and improved operational efficiencies.

Selling Expenses

Selling expenses decreased 6.1% to $4.6 million in 2016 from $4.9 million in 2015 and as a percentage of revenues decreased to 6.0% from 6.3% a year-ago. The decrease in selling expenses was due to reductions in compensation and benefits expenses and travel and entertainment expenses, partially offset by higher tradeshow and marketing expenses.

Administrative Expenses

Administrative expenses decreased 21.2% to $12.3 million in 2016 from $15.6 million in 2015 and amounted to 16.1% and 20.0% of revenues, respectively. The decrease was largely due to the large restructuring expenses recorded in 2015, which we did not incur in 2016, and lower compensation costs in 2016 resulting from our 2015 strategic restructuring. Included in administrative expenses are severance, facility consolidation, proxy contest, and intangible impairment charges of $2.1 million for 2015.

Segment Operating Income

We generated operating income in the cinema segment of $10.6 million in 2016 compared to $8.1 million in 2015. This increase was driven by a decrease in selling and administrative expenses and an increase in gross profit dollars.

The digital media segment generated operating income of $1.3 million in 2016 compared to an operating loss of $1.0 million in 2015. This increase was driven by a decrease in selling and administrative expenses and an increase in gross profit dollars.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $8.6 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2016.

We recorded income tax expense of approximately $3.0 million in 2016 compared to income tax expense of $13.0 million in 2015. During 2015, the Company had accumulated earnings of $20.2 million in excess of what was determined to be permanently reinvested in Canada, resulting in income taxes of $7.7 million. The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. and China tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

We recorded a net loss of $1.3 million related to our discontinued operations compared to a net loss of $0.7 million in 2015.

For the reasons outlined herein, we recorded a net loss of $0.4 million and $0.03 basic and diluted losses per share in 2016, compared to $1.24 basic and diluted losses per share in 2015.

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

On April 27, 2017, we entered into a debt agreement with a bank consisting of 1) a $2 million five-year term loan secured by a first lien deed of trust on our Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.67 million due on May 10, 2022 and 2) a line of credit of up to $1 million secured by a second lien deed of trust on our Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% and with a term ending May 10, 2018. Under the debt agreement, we must maintain a ratio of total liabilities to tangible net worth not in excess of 3 to 1 and maintain minimum liquidity of $2 million.

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash used by operating activities from continuing operations was $0.1 million in 2016, which included net earnings from continuing operations of $0.9 million, plus non-cash charges (benefits) for gain on assets, deferred tax expense, depreciation and amortization, reserve provisions, impairments, fair value adjustments and non-cash stock compensation totaling $3.6 million. Changes in working capital decreased cash from operating activities from continuing operations by $4.6 million. This is primarily due to increases in accounts receivable and current income taxes and decreases in accrued expenses and accounts payable, partially offset by decreases in inventory. Accounts receivable increased $3.7 million due to timing at year end of completed and billed services and delayed collections of larger receivable balances. Accrued expenses increased $1.1 million due to increases in accrued sales tax and warranty provisions. Current income taxes increased $1.8 million due to MDI’s taxable income in 2016. Inventories decreased $0.7 million due to focused efforts to carry only required and necessary inventory levels.

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

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 53% of 2016 consolidated net revenues. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of net revenues from continuing operations. Trade accounts receivable from these customers represented approximately 34% of net consolidated receivables at December 31, 2016. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

As discussed in Note 23 to the consolidated financial statements, the 2016 financial statements have been restated due to the correction of errors. Our opinion is not modified with respect to this matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ballantyne Strong, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017, except as to the effect of the additional material weakness which is dated May 24, 2017, expressed an adverse opinion thereon.

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

/s/ BDO USA, LLP

Raleigh, North Carolina
March 16, 2017, except for the effects of the restatement discussed in Note 23, which is as of May 24, 2017

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

/s/ KPMG LLP

Omaha, Nebraska
March 7, 2016

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

($ and shares in thousands except par values)

	December 31, 2016 (Restated)*	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,596	$17,862
Accounts receivable (less allowance for doubtful accounts of $1,097 in 2016 and $1,207 in 2015)	16,316	11,032
Inventories, net	6,563	7,192
Recoverable income taxes	672	85
Other current assets	1,746	2,556
Current assets held for sale	188	7,219
Total current assets	33,081	45,946
Property, plant and equipment, net	11,695	11,703
Marketable securities	—	2,101
Equity method investments	13,098	4,001
Intangible assets, net	1,849	235
Goodwill	889	863
Notes receivable	1,669	1,669
Deferred income taxes	84	—
Other assets	74	281
Noncurrent assets held for sale	—	65
Total assets	$62,439	$66,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,175	$4,948
Accrued expenses	4,097	3,583
Customer deposits/deferred revenue	4,211	3,550
Income tax payable	108	1,291
Current liabilities held for sale	57	4,395
Total current liabilities	13,648	17,767
Deferred revenue	1,226	1,288
Deferred income taxes	1,841	1,716
Other accrued expenses, net of current portion	570	1,581
Total liabilities	17,285	22,352
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,047 and 16,925 shares at December 31, 2016 and December 31, 2015, respectively; 14,268 and 14,191 shares outstanding at December 31, 2016 and 2015, respectively	169	169
Additional paid-in capital	39,758	39,157
Accumulated other comprehensive income:
Foreign currency translation	(5,709)	(6,229)
Postretirement benefit obligation	97	74
Unrealized gain on available-for-sale securities of equity method investment	136	—
Retained earnings	29,187	29,595
	63,638	62,766
Less 2,779 and 2,734 of common shares in treasury, at December 31, 2016 and 2015, respectively, at cost	(18,484)	(18,254)
Total stockholders’ equity	45,154	44,512
Total liabilities and stockholders’ equity	$62,439	$66,864

* The Consolidated Balance Sheet as of December 31, 2016 has been restated. See Note 23.

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share amounts)

	Years Ended December 31,
	2016 (Restated)*	2015	2014
Net product sales	$54,391	$55,166	$58,897
Net service revenues	21,863	22,893	24,268
Total net revenues	76,254	78,059	83,165
Cost of products sold	42,338	46,517	49,851
Cost of services	12,760	14,830	16,225
Total cost of revenues	55,098	61,347	66,076
Gross profit	21,156	16,712	17,089
Selling and administrative expenses:
Selling	4,612	4,913	6,587
Administrative	12,262	15,582	11,991
Total selling and administrative expenses	16,874	20,495	18,578
Gain (loss) on sale or disposal of assets	(118)	(424)	12
Income (loss) from operations	4,164	(4,207)	(1,477)
Other income (expense):
Interest income	70	368	653
Interest expense	(47)	(56)	(48)
Fair value adjustment for notes receivable	—	(1,595)	—
Foreign currency transaction gain (loss)	(1,002)	1,612	611
Excess distribution from joint venture	502	—	—
Change in value of marketable securities	(34)	117	—
Other income (expense), net	118	(21)	(63)
Total other income (expense)	(393)	425	1,153
Earnings (loss) before income taxes and equity method investment income	3,771	(3,782)	(324)
Income tax expense (benefit)	3,019	13,038	(388)
Equity method investment income	117	96	78
Income (loss) from continuing operations	869	(16,724)	142
Net earnings (loss) from discontinued operations, net of tax	(1,277)	(743)	(146)
Net loss	$(408)	$(17,467)	$(4)
Net earnings (loss) per share – basic
Net earnings (loss) from continuing operations	$0.06	$(1.19)	$0.01
Net loss from discontinued operations	(0.09)	(0.05)	(0.01)
Net loss	$(0.03)	$(1.24)	$0.00
Net earnings (loss) per share – diluted
Net earnings (loss) from continuing operations	$0.06	$(1.19)	$0.01
Net loss from discontinued operations	(0.09)	(0.05)	(0.01)
Net loss	$(0.03)	$(1.24)	$0.00

* The Consolidated Statement of Operations for the year ended December 31, 2016 has been restated. See Note 23.

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2016 (Restated)*	2015	2014

Net loss	$(408)	$(17,467)	$(4)
Adjustment to postretirement benefit obligation:
Prior service credit	(24)	(24)	(24)
Net actuarial gain (loss)	47	(41)	(27)
Total adjustment to postretirement benefit obligation	23	(65)	(51)
Unrealized gain on available-for-sale securities of equity method investment	136	—	—
Currency translation adjustment:
Unrealized net change arising during period	849	(3,904)	(1,366)

Reclassification adjustment for sale of foreign subsidiary	(329)	—	—
Other comprehensive income (loss)	679	(3,969)	(1,417)
Comprehensive income (loss)	$271	$(21,436)	$(1,421)

* The Consolidated Statement of Comprehensive Income for the year ended December 31, 2016 has been restated. See Note 23.

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 (Restated)*, 2015 and 2014

($ and shares in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$167	$38,231	$47,066	$(18,239)	$(769)	$66,456
Net loss	—	—	(4)	—	—	(4)
Net other comprehensive loss	—	—	—	—	(1,417)	(1,417)
Issuance of 68 shares of common stock under the restricted stock plans	1	(1)	—	—	—	—
Share-based compensation expense	—	427	—	—	—	427
Balance at December 31, 2014	168	38,657	47,062	(18,239)	(2,186)	65,462
Net loss	—	—	(17,467)	—	—	(17,467)
Net other comprehensive loss	—	—	—	—	(3,969)	(3,969)
Treasury share purchase of 3 shares	—	—	—	(15)	—	(15)
Issuance of 116 shares of common stock under the restricted stock plans	1	(1)	—	—	—	—
Share-based compensation expense	—	501	—	—	—	501
Balance at December 31, 2015	169	39,157	29,595	(18,254)	(6,155)	44,512
Net loss	—	—	(408)	—	—	(408)
Net other comprehensive income	—	—	—	—	679	679
Treasury purchase of 45 shares	—	—	—	(230)	—	(230)
Issuance of 43 shares of common stock under the restricted stock plans	—	—	—	—	—	—
Share-based compensation expense	—	466	—	—	—	466
Proceeds from exercise of stock options	—	135	—	—	—	135
Balance at December 31, 2016	$169	$39,758	$29,187	$(18,484)	$(5,476)	$45,154

* The Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2016 has been restated. See Note 23.

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016 (Restated)*	2015	2014
Cash flows from operating activities:
Net loss	$(408)	$(17,467)	$(4)
Net loss from discontinued operations, net of tax	(1,277)	(743)	(146)
Net earnings (loss) from continuing operations	869	(16,724)	142
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	6	1,065	92
Provision for obsolete inventory	(48)	1,713	(200)
Provision for warranty	325	562	310
Depreciation and amortization	2,187	2,303	1,876
Impairment of intangible assets	—	638	—
Fair value adjustment to notes receivable	—	1,595	—
Excess distribution from joint venture	502	—	—
Equity income loss of equity method investments	(117)	(96)	(78)
Unrealized gain on marketable securities	(34)	(117)	—
Loss on forward contracts	—	—	145
Loss (gain) on disposal or transfer of assets	118	424	(12)
Deferred income taxes	24	8,817	(4,557)
Share-based compensation expense	466	501	427
Dividends received	207	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,743)	7,876	(8)
Inventories	718	1,687	1,518
Other current assets	(378)	(325)	5
Accounts payable	931	(3,085)	(2,805)
Accrued expenses	(1,083)	(221)	679
Customer deposits/deferred revenue	599	(1,670)	872
Current income taxes	(1,826)	1,620	1,123
Other assets	185	(136)	(87)
Net cash flows from operating activities – continuing operations	(92)	6,427	(558)
Net cash flows from operating activities – discontinued operations	(3,370)	1,554	(3,114)
Net cash (used in) provided by operating activities	(3,462)	7,981	(3,672)
Cash flows from investing activities:
Purchase of equity securities	(7,048)	(5,983)	—
Capital expenditures	(3,762)	(458)	(2,043)
Proceeds from sale of assets	-	220	8
Net cash flows from investing activities – continuing operations	(10,810)	(6,222)	(2,035)
Net cash flows from investing activities – discontinued operations	297	17	110
Net cash used in investing activities	(10,513)	(6,205)	(1,925)
Cash flows from financing activities:
Purchase of treasury stock	(230)	(15)	—
Proceeds from exercise of stock options	135	—	—
Payments on capital lease obligations	(268)	(200)	(14)
Excess tax benefits from share-based arrangements	45	12	(7)
Net cash used in financing activities	(318)	(203)	(21)
Effect of exchange rate changes on cash and cash equivalents – continuing operations	583	(1,867)	(630)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	(589)	(127)	(51)
Net decrease in cash and cash equivalents	(14,299)	(421)	(6,299)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	4,208	3,190	6,352
Less: Cash balance included in assets held for sale at end of period	(175)	(4,208)	(3,190)
Cash and cash equivalents at beginning of year	17,862	19,301	22,438
Cash and cash equivalents at end of year	$7,596	$17,862	$19,301
Supplemental disclosure of cash paid for:
Interest	$46	$45	$34
Income Taxes	$3,378	$2,272	$1,724
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$—	$752	$310

* The Consolidated Statement of Cash Flows for the year ended December 31, 2016 has been restated. See Note 23.

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

Fair Values Measured on a Recurring Basis at December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$7,596	$—	$—	$7,596
Notes receivable	—	—	1,669	1,669
Total	$7,596	$—	$1,669	$9,265

Fair Values Measured on a Recurring Basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$17,862	$—	$—	$17,862
Marketable securities	2,101	—	—	2,101
Notes receivable	—	—	1,669	1,669
Total	$19,963	$—	$1,669	$21,632

Quantitative information about the Company’s level 3 fair value measurements at December 31, 2016 is set forth below:

$ in thousands	Fair Value	Valuation Technique	Unobservable input	Range
Note receivable	$1,669	Discounted cash flow	Probability of default Discount rate	57% 18%

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

Earnings (Loss) Per Common Share

Basic earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between average shares used to compute basic and diluted earnings per share for the three years ended December 31:

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

Foreign Currency Translation

For foreign subsidiaries, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of foreign subsidiaries are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of foreign subsidiaries are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive income (loss) within the consolidated statements of comprehensive income (loss). Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred. If the Company disposes of its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income is recognized as part of the gain or loss on disposition. Undistributed earnings of the Company’s foreign subsidiaries totaling $27.6 million are considered to not be permanently reinvested and the applicable portion of accumulated other comprehensive income (loss) has been tax effected. The components of accumulated other comprehensive income (loss) related to the earnings of foreign subsidiaries that are considered to be indefinitely reinvested have not been tax effected.

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

8. Goodwill

All of the Company’s goodwill is related to the Cinema segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2014	$1,029
Foreign currency translation	(166)
Balance as of December 31, 2015	$863
Foreign currency translation	26
Balance as of December 31, 2016	$889

9. Accrued Expenses

The major components of current accrued expenses are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Employee related	$1,785	$1,448
Legal and professional fees	295	158
Lease expenses	267	281
Warranty obligation	645	310
Joint venture excess distributions	—	502
Interest and taxes	967	521
Post-retirement benefit obligation	13	27
Severance and benefits	4	245
Other	121	91
Total	$4,097	$3,583

The major components of long-term accrued expenses are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Post-retirement benefit obligation	$131	$318
Rent and leasehold improvements	439	1,263
Total	$570	$1,581

10. Equity Method Investments

The following summarizes our equity method investments:

	December 31, 2016		December 31, 2015
	(in thousands)
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
RELM Wireless Corporation	$4,382	8.3%	$4,001	7.8%
Itasca Capital, Ltd.	3,368	32.3%	—	—
1347 Property Insurance Holdings, Inc.	5,348	12.1%	—	—
Total	$13,098		$4,001

The following summarizes the income (loss) of equity method investees reflected in the Statement of Operations:

	Equity in income (loss) of investee
	2016	2015	2014
Entity	(in thousands)
RELM Wireless Corporation	$216	$1	$—
Itasca Capital, Ltd.	(99)	—	—
1347 Property Insurance Holdings, Inc.	—	—	—
Total	$117	$1	$—

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

11. Income Taxes

Income (loss) before income taxes consists of:

	2016 (Restated)	2015	2014
	(in thousands)
United States	$(5,828)	$(16,630)	$(9,773)
Foreign	9,716	12,944	9,527
	$3,888	$(3,686)	$(246)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	2016 (Restated)	2015	2014
	(in thousands)
Federal:
Current	$10	$1,575	$688
Deferred	(34)	7,348	(3,357)
Total	(24)	8,923	(2,669)
State:
Current	156	(1,301)	321
Deferred	29	635	(589)
Total	185	(666)	(268)
Foreign:
Current	2,810	3,597	3,196
Deferred	48	1,184	(647)
Total	2,858	4,781	2,549
	$3,019	$13,038	$(388)

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from continuing operations as follows:

	2016 (Restated)		2015		2014
	Amount	%	Amount	%	Amount	%
	(in thousands)
Expected federal income tax expense (benefit)	$1,322	34.0	$(1,253)	(34.0)	$(84)	(34.0)
State income taxes, net of federal benefit	189	4.9	(324)	(8.8)	(148)	(59.9)
Foreign tax rates varying from 34%	(638)	(16.4)	(871)	(23.6)	(622)	(251.8)
Change in foreign reinvestment strategy	546	14.0	6,650	180.4	429	173.6
Valuation Allowance	105	2.7	8,856	240.2	—	—
Section 956 Inclusion	1,615	41.5	—	—	—	—
Return to provision	(193)	(5.0)	(8)	(0.2)	22	8.9
Other	73	1.9	(12)	(0.3)	15	6.1
Total	$3,019	77.6	$13,038	353.7	$(388)	(157.1)

Deferred tax assets and liabilities were comprised of the following:

	December 31,
	2016 (Restated)	2015
Deferred tax assets:	(in thousands)
Deferred revenue	$1,672	$1,567
Non-deductible accruals	187	261
Inventory reserves	567	480
Stock compensation expense	281	215
Warranty reserves	204	107
Uncollectible receivable reserves	409	459
Accrued group health insurance claims	(66)	137
Restructuring reserves	—	90
Net operating losses	6,397	6,641
Fair value adjustment to notes receivable	633	637
Foreign tax credits	2,960	2,868
Depreciation and amortization	671	448
Equity in income (loss) of equity method investments	163	47
Accumulated other comprehensive income	1,685	1,745
Net deferred tax assets	15,763	15,702
Valuation allowance	(8,550)	(8,457)
Net deferred tax assets after valuation allowance	7,213	7,245
Deferred tax liabilities:
Depreciation and amortization	6	487
Cash repatriation	8,958	8,472
Other	6	2
Net deferred tax assets (liabilities)	$(1,757)	$(1,716)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $8.6 million and $8.5 million, respectively, should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2016 and 2015, respectively. No valuation allowance was recorded in 2014.

The tax effect of the Company’s net operating loss carryforwards for Federal and state tax purposes total approximately $6.4 million at December 31, 2016, expiring at various times in 2023 through 2025. The Company has foreign tax credit carryforwards of approximately $3.0 million at December 31, 2016 that expire in 2024.

The Company has recorded income taxes of $9.0 million on accumulated but undistributed earnings for foreign subsidiaries aggregating approximately $27.6 million at December 31, 2016, resulting in a deferred tax liability of $9.0 million. These earnings are not considered permanently reinvested in the business and will be transferred to the United States as required by business needs.

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

19. Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 53% of 2016 consolidated net revenues. Trade accounts receivable from these customers represented approximately 34% of net consolidated receivables at December 31, 2016. Sales to Regal Cinemas in fiscal 2016 amounted to $9.6 million, representing 12.6% of revenues from continuing operations.

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

Summary by Business Segments

	Year ended December 31,
	2016 (Restated)	2015	2014
	(in thousands)
Net Revenue:
Cinema	$41,522	$47,430	$51,859
Digital Media	36,009	31,837	32,494
Total segment net revenue	77,531	79,267	84,353
Eliminations	(1,277)	(1,208)	(1,188)
Total net revenue	76,254	78,059	83,165
Operating income (loss):
Cinema	10,572	8,066	6,444
Digital Media	1,321	(1,025)	(24)
Total segment operating income	11,893	7,041	6,420

Unallocated general and administrative expenses	(7,611)	(10,824)	(7,909)
Gain (loss) on sale or disposal of assets:
Cinema	(70)	(370)	(1)
Digital Media	(20)	(54)	13
Corporate overhead	(28)	—	—
Total gain (loss) on sale or disposal of assets	(118)	(424)	12
Income (loss) from operations	4,164	(4,207)	(1,477)

Other income (expense)
Cinema	87	262	693
Cinema – fair value adjustment to notes receivable	—	(1,595)	—
Cinema – excess distribution from joint venture	502	—	—
Cinema – foreign currency transaction gain (loss)	(917)	1,875	511
Digital Media – foreign currency transaction gain (loss)	(85)	(263)	(214)
Digital Media	(14)	29	163
Change in value of marketable securities – corporate asset	34	117	—
Total other income	(393)	425	1,153
Income (loss) before taxes and equity method investment income	$3,771	$(3,782)	$(324)

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Expenditures on capital equipment:
Cinema	$1,996	$158	$503
Digital Media	1,766	300	1,540
Total expenditures on capital equipment	$3,762	$458	$2,043

Depreciation, amortization and impairment:
Cinema	$1,339	$1,516	$1,160
Digital Media	848	1,425	716
Total depreciation, amortization and impairment	$2,187	$2,941	$1,876

	December 31,
	2016 (Restated)	2015
	(in thousands)
Identifiable assets, excluding assets held for sale
Cinema	$29,881	$38,159
Digital Media	19,272	15,319
Corporate assets	13,098	6,102
Total	$62,251	$59,580

Summary by Geographical Area

	2016 (Restated)	2015	2014
	(in thousands)
Net revenue
United States	$59,917	$60,754	$62,096
China	5,885	3,654	2,759
Canada	4,616	5,074	5,661
South America	1,681	3,540	8,288
Mexico	2,125	2,870	2,718
Europe	1,148	1,569	1,189
Asia (excluding China)	697	91	294
Other	185	507	160
Total	$76,254	$78,059	$83,165

	December 31
	2016 (Restated)	2015
	(in thousands)
Identifiable assets, excluding assets held for sale
United States	$40,255	$33,882
Canada	21,996	25,698
Total	$62,251	$59,580

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

21. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2016 and 2015.

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenue, as previously reported	$17,114	$20,558	$18,668	$20,391	$19,150	$17,831	$19,746	$21,332
Net revenue, as restated	17,114	20,558	18,668	19,914	19,150	17,831	19,746	21,332
Gross profit, as previously reported	5,236	6,149	4,377	5,871	4,255	3,495	3,780	5,181
Gross profit, as restated	5,236	6,149	4,377	5,394	4,255	3,495	3,780	5,181
Net earnings (loss), as previously reported	(613)	833	(470)	540	(10,164)	(2,919)	(3,201)	(1,183)
Net earnings (loss), as restated	(613)	833	(470)	(158)	(10,164)	(2,919)	(3,201)	(1,183)
Basic and diluted earnings (loss) per share:
Basic, as previously reported(1)	(0.04)	0.06	(0.03)	0.04	(0.72)	(0.21)	(0.23)	(0.08)
Basic, as restated(1)	(0.04)	0.06	(0.03)	(0.01)	(0.72)	(0.21)	(0.23)	(0.08)
Diluted, as previously reported(1)	(0.04)	0.06	(0.03)	0.04	(0.72)	(0.21)	(0.23)	(0.08)
Diluted, as restated(1)	(0.04)	0.06	(0.03)	(0.01)	(0.72)	(0.21)	(0.23)	(0.08)
Stock price:
High	4.77	5.99	7.01	8.00	5.05	5.13	4.88	4.87
Low	4.00	4.21	5.09	6.10	4.01	4.00	3.42	4.24

(1) Earnings per share is computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

* Results of operations for the fourth quarter of 2016 have been restated. See Note 23.

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

23. Restatement

During the preparation of its Form 10-Q for the quarter ended March 31, 2017, management of the Company identified two misstatements in the Company’s previously issued consolidated financial statements for the year ended December 31, 2016. The first misstatement related to approximately $477,000 of maintenance service revenue that was pre-billed at a customer’s request, but related to services not completed by December 31, 2016. This revenue was improperly recognized during the year ended December 31, 2016. The second misstatement related to earnings at one of the Company’s Canadian subsidiaries that would be subject to a withholding tax if repatriated to the U.S. The Company improperly excluded earnings to the extent of certain intercompany loans between its Canada and U.S. entities from its provision for deferred income taxes, resulting in an understatement of deferred income tax expense of approximately $238,000.

The Company has restated its Consolidated Balance Sheet as of December 31, 2016, and the related Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the year then ended to correct the misstatements described above.

The following table summarizes the effects of the restatement as of and for the year ended December 31, 2016. Corresponding changes were made in the Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows. The restatement had no net effect on the cash flows of the Company.

	As Previously Reported	As Restated
	(In thousands except per share amounts)
Consolidated Balance Sheet Information:
Accounts receivable	$16,793	$16,316
Recoverable income taxes	656	672
Total current assets	33,542	33,081
Total assets	62,900	62,439
Deferred income taxes	1,604	1,841
Total liabilities	17,048	17,285
Retained earnings	29,885	29,187
Total stockholders’ equity	45,852	45,154
Total liabilities and stockholders’ equity	62,900	62,439
Consolidated Statement of Operations Information:
Net service revenues	$22,340	$21,863
Total net revenues	76,731	76,254
Gross profit	21,633	21,156
Income from operations	4,641	4,164
Earnings before income taxes and equity method investment income	4,248	3,771
Income tax expense	2,798	3,019
Income from continuing operations	1,567	869
Net earnings (loss)	290	(408)
Net earnings per share from continuing operations – basic and diluted	0.11	0.06
Net earnings (loss) per share – basic and diluted	0.02	(0.03)

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016 as a result of the material weaknesses in internal control over financial reporting described below.

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

In addition, during the preparation of its Form 10-Q for the quarter ended March 31, 2017, management of the Company identified two misstatements in the Company’s previously issued consolidated financial statements for the year ended December 31, 2016. The first misstatement related to approximately $477,000 of maintenance service revenue that was pre-billed at a customer’s request, but related to services not completed by December 31, 2016. This revenue was improperly recognized during the year ended December 31, 2016. The second misstatement related to earnings at one of the Company’s Canadian subsidiaries that would be subject to a withholding tax if repatriated to the U.S. The Company improperly excluded earnings to the extent of certain intercompany loans between its Canada and U.S. entities from its provision for deferred income taxes, resulting in an understatement of deferred income tax expense of approximately $238,000.

The Company has restated its Consolidated Balance Sheet as of December 31, 2016, and the related Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the year then ended to correct the misstatements described above. We determined our controls over cutoff for maintenance service revenues were insufficient, resulting in a material weakness that had a material effect on our internal control over financial reporting impacting revenue recognition.

During 2017, we engaged a consulting firm to assist us in evaluating our internal controls, including controls over cutoff for maintenance service revenues, and updating our documentation, including documentation related to arrangements with customers involving multiple deliverables. This engagement is expected to continue into late 2017. We expect to fully remediate the above mentioned material weaknesses before the end of the fiscal year ending December 31, 2017.

BDO USA, LLP, the independent registered public accounting firm that audited our financial statements included in the Annual Report on Form 10-K/A has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. Their attestation report is included below in this item 9A.

Changes in Internal Control over Financial Reporting

Other than the CRM and ERP system implementation and related material weakness and our remediation efforts discussed above, there have been no changes in our internal controls over financial reporting for the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and take action as appropriate.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding inadequate documentation of controls, particularly those process level controls related to multiple element arrangements and segregation of duties has been identified and described in management’s assessment. Subsequent to March 16, 2017, Ballantyne Strong, Inc. identified misstatements which impact the fiscal year ended December 31, 2016, requiring the restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of an additional material weakness described in the following paragraph.

A material weakness regarding Ballantyne Strong, Inc.’s controls over recognition of maintenance service revenue, which was recognized prior to completion of services has been described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements (as restated).

In our opinion, Ballantyne Strong did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ballantyne Strong, Inc. as of December 31, 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2016 and our report dated March 16, 2017, except as to the effects of the restatement discussed in note 23 which is as of May 24, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, NC

March 16, 2017, except as to the effect of the additional material weakness which is dated as of May 24, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the “Board of Directors,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act,” and “Board Committees–Audit Committee” sections of the definitive proxy statement, which has been filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is contained in the “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Compensation Consultant,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “2016 Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal Year 2016,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Options Exercised and Stock Vested” and “Director Compensation” sections of the definitive proxy statement, which has been filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

The information regarding our largest holders and ownership of our securities by our management and directors is contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the definitive proxy statement, which has been filed in connection with the 2017 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the “Related Persons Transaction Procedures” and “Corporate Governance – Board Independence” sections of the definitive proxy statement, which has been filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is contained in the “Proposal Four – Ratification of Appointment of the Company’s Independent Auditors” and “Board Committees – Audit Committee” sections of the definitive proxy statement, which has been filed in connection with the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K/A:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Financial Statement Schedules:

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

Ballantyne Strong, Inc.

By:	/s/ D. Kyle Cerminara	By:	/s/ LANCE V. SCHULZ
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Lance V. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 24, 2017		Date: May 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	May 24, 2017

By:	/s/ Samuel C. Freitag (1)
Samuel C. Freitag, Director
Date:	May 24, 2017

By:	/s/ James C. Shay (1)
James C. Shay, Director
Date:	May 24, 2017

By:	/s/ Charles T. Lanktree (1)
Charles T. Lanktree, Director
Date:	May 24, 2017

By:	/s/ William J. Gerber (1)
William J. Gerber, Director
Date:	May 24, 2017

By:	/s/ Lewis M. Johnson (1)
Lewis M. Johnson, Director
Date:	May 24, 2017

By:	/s/ Robert J. Roschman (1)
Robert J. Roschman, Director
Date:	May 24, 2017

By:	/s/ Ndamukong suh (1)
Ndamukong Suh, Director
Date:	May 24, 2017

(1)	Signed by the undersigned as attorney-in-fact and agent for the Directors indicated

By:	/s/ Ryan M. Burke
Ryan M. Burke, Attorney-In-Fact
Date:	May 24, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

2.1+	Equity Purchase Agreement, dated as of November 4, 2016, by and between Strong Westrex, Inc. and GABO Filter, Inc.	8-K	2.1	November 7, 2016

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	December 7, 2006

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.1	December 7, 2006

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.2	December 7, 2006

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.3	December 7, 2006

3.1.4	Certificate of Amendment of Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.2	Ballantyne of Omaha, Inc. Bylaws	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	8-K	99.1	May 1, 2007

3.2.5	Fifth Amendment to Bylaws of Ballantyne Strong, Inc.	S-8	4.11	May 16, 2014

10.1	Agreement on Distribution of DLP Cinema Projectors, dated as of October 1, 2006, between Strong Westrex Company and NEC Viewtechnology, Ltd.	10-Q	10.1	November 14, 2006

10.2	Operating Agreement of Digital Link II, LLC, dated as of March 6, 2007, among Ballantyne of Omaha, Inc., Digital Link II, LLC and REAL D	10-K	10.8	April 2, 2007

10.3	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.4*	Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan	Schedule 14A	Appendix A	March 31, 2014

10.5*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.6*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.7*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.8*	Employment Agreement, dated as of September 23, 2009, between Ballantyne Strong, Inc. and John P. Wilmers	10-Q	10.5.1	May 14, 2010

10.9*	Amendment No. 4 to Executive Employment Agreement, dated September 23, 2009, between Ballantyne Strong, Inc. and John P. Wilmers	10-Q	10.5	May 14, 2010

10.10*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

10.11*	Executive Employment Agreement, dated December 20, 2013, between Ballantyne Strong, Inc. and Christopher D. Stark	8-K	10.28	December 24, 2013

10.12*	Executive Employment Agreement, dated November 1, 2010, between Ballantyne Strong, Inc. and Gary Cavey	10-Q	10.1	November 15, 2010

10.13*	Separation and Release Agreement, dated May 6, 2015, between Ballantyne Strong, Inc. and Gary L. Cavey	8-K	10.1	May 11, 2015

10.14*	Executive Employment Agreement, dated as of November 2, 2015, between Convergent Media Systems Corporation and Steve Schilling	8-K	10.1	November 4, 2015

10.15*	Stock Option Agreement, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.3	November 27, 2015

10.16*	Stock Option Agreement under Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.4	November 27, 2015

10.17	Settlement Agreement, dated as of April 21, 2015, between Ballantyne Strong, Inc. and Fundamental Global Partners, LP, Fundamental Global Partners Master Fund, LP, Fundamental Global Partners GP, LLC, FG Partners GP, LLC, and Fundamental Global Investors, LLC	8-K	10.01	April 22, 2015

10.18*	Separation and Release Agreement, dated as of November 10, 2015, between Ballantyne Strong, Inc. and David Anderson	10-K	10.20	March 7, 2016

10.19*	Separation and Release Agreement, dated as of November 9, 2015, between Ballantyne Strong, Inc. and Christopher Stark	10-K	10.21	March 7, 2016

10.20	Promissory Note, dated as of November 4, 2016, executed by GABO Filter, Inc. in favor of Strong Westrex, Inc.	8-K	10.1	November 7, 2016

10.21*	Employment Agreement, dated March 29, 2017, between Ballantyne Strong, Inc. and Lance V. Schulz	8-K	10.1	March 29, 2017

10.22	Term Loan Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.1	May 3, 2017

10.23	Term Loan Promissory Note, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.2	May 3, 2017

10.24	Line of Credit Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.3	May 3, 2017

10.25	Credit Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.4	May 3, 2017

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Convergent Corporation	Georgia
e.	Convergent Media Systems Corporation	Georgia

23.1	Consent of BDO USA, LLP				X

23.2	Consent of KPMG LLP				X

24	The Power of Attorney authorizing D. Kyle Cerminara and Ryan M. Burke to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2016 on behalf of non-management directors	10-K	24	March 16, 2017

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Ballantyne Strong, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.				X

*	Management contract or compensatory plan.
**	Furnished herewith.
+	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

