Form 10-Q
period 2017-03-31
BALLANTYNE STRONG, INC.
filed 2017-05-24
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 23, 2017
Common Stock, $.01, par value	14,252,595 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except par values)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,529	$7,596
Accounts receivable (net of allowance for doubtful accounts of $1,092 and $1,097, respectively)	16,634	16,316
Inventories:
Finished goods, net	1,314	1,341
Work in process	433	247
Raw materials and components, net	5,277	4,975
Total inventories, net	7,024	6,563
Recoverable income taxes	880	672
Other current assets	1,952	1,746
Current assets held for sale	160	188
Total current assets	31,179	33,081
Property, plant and equipment (net of accumulated depreciation of $7,461 and $7,066, respectively)	12,429	11,695
Equity method investments	18,037	13,098
Intangible assets, net	1,805	1,849
Goodwill	898	889
Notes receivable	1,669	1,669
Deferred income taxes	—	84
Other assets	67	74
Total assets	$66,084	$62,439
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,402	$5,175
Accrued expenses	4,251	4,097
Customer deposits/deferred revenue	4,130	4,211
Income tax payable	153	108
Current liabilities held for sale	52	57
Total current liabilities	15,988	13,648
Deferred revenue	1,223	1,226
Deferred income taxes	2,629	1,841
Other accrued expenses, net of current portion	527	570
Total liabilities	20,367	17,285
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,203 and 17,047 shares at March 31, 2017 and December 31, 2016, respectively; 14,415 and 14,268 shares outstanding at March 31, 2017 and December 31, 2016, respectively	169	169
Additional paid-in capital	39,892	39,758
Accumulated other comprehensive income:
Foreign currency translation	(5,600)	(5,709)
Postretirement benefit obligations	97	97
Unrealized gain on available-for-sale securities of equity method investment	134	136
Retained earnings	29,574	29,187
	64,266	63,638
Less 2,789 and 2,779 of common shares in treasury, at cost at March 31, 2017 and December 31, 2016, respectively	(18,549)	(18,484)
Total stockholders’ equity	45,717	45,154
Total liabilities and stockholders’ equity	$66,084	$62,439

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2017 and 2016

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net product sales	$12,456	$11,735
Net service revenues	5,470	5,379
Total net revenues	17,926	17,114
Cost of products sold	10,308	8,758
Cost of services	3,179	3,120
Total cost of revenues	13,487	11,878
Gross profit	4,439	5,236
Selling and administrative expenses:
Selling	1,490	1,025
Administrative	3,547	3,098
Total selling and administrative expenses	5,037	4,123
Income (loss) from operations	(598)	1,113
Other income (expense):
Interest income	22	13
Interest expense	(10)	(13)
Foreign currency transaction gain (loss)	3	(825)
Change in value of marketable securities	—	(483)
Other income (expense), net	5	38
Total other income (expense)	20	(1,270)
Loss before income taxes and equity method investment income	(578)	(157)
Income tax expense	1,493	684
Equity method investment income	2,481	41
Net earnings (loss) from continuing operations	410	(800)
Net earnings (loss) from discontinued operations, net of tax	(23)	187
Net earnings (loss)	$387	$(613)
Net earnings (loss) per share - basic
Net earnings (loss) from continuing operations	$0.03	$(0.05)
Net earnings (loss) from discontinued operations	0.00	0.01
Net earnings (loss)	$0.03	$(0.04)
Net earnings (loss) per share - diluted
Net earnings (loss) from continuing operations	$0.03	$(0.05)
Net earnings (loss) from discontinued operations	0.00	0.01
Net earnings (loss)	$0.03	$(0.04)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	For the Three months ended March 31,
	2017			2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net earnings (loss)	$1,880	$(1,493)	$387	$71	$(684)	$(613)
Currency translation adjustment:
Unrealized net change arising during period	109	—	109	1,592	—	1,592
Other comprehensive gain	109	—	109	1,592	—	1,592
Comprehensive income	$1,989	$(1,493)	$496	$1,663	$(684)	$979

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$387	$(613)
Net earnings (loss) from discontinued operations, net of tax	(23)	187
Net earnings (loss) from continuing operations	410	(800)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	3	(22)
Provision for obsolete inventory	68	(6)
Provision for warranty	18	96
Depreciation and amortization	482	597
Equity method investment income	(2,481)	(41)
Unrealized loss on marketable securities	—	483
Deferred income taxes	867	88
Share-based compensation expense	136	130
Changes in operating assets and liabilities:
Accounts receivable	(282)	955
Inventories	(514)	(1,334)
Other current assets	(102)	153
Accounts payable	2,321	1,164
Accrued expenses	154	(249)
Customer deposits/deferred revenue	(86)	(322)
Current income taxes	(156)	(1,357)
Other assets	(271)	(40)
Net cash flows provided by (used in) operating activities – continuing operations	567	(505)
Net cash flows used in operating activities – discontinued operations	(24)	(1,060)
Net cash provided by (used in) operating activities	543	(1,565)
Cash flows from investing activities:
Purchase of equity securities	(2,525)	(406)
Capital expenditures	(1,120)	(165)
Dividends received from investee in excess of cumulative earnings	103	—
Net cash flows from investing activities – continuing operations	(3,542)	(571)
Net cash used in investing activities	(3,542)	(571)
Cash flows from financing activities:
Purchase of treasury stock	(65)	(31)
Proceeds from exercise of stock options	—	53
Payments on capital lease obligations	(67)	(78)
Excess tax benefits from share-based arrangements	—	6
Net cash used in financing activities	(132)	(50)
Effect of exchange rate changes on cash and cash equivalents – continuing operations	39	934
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	—	8
Net decrease in cash and cash equivalents	(3,092)	(1,244)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	175	4,208
Less: Cash balance included in assets held for sale at end of period	150	3,157
Cash and cash equivalents at beginning of period	7,596	17,862
Cash and cash equivalents at end of period	$4,529	$17,669

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, and government markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Convergent Corporation, Convergent Media Systems Corporation (“Convergent” or “CMS”), and Strong Westrex, Inc. (“SWI”), design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. On November 4, 2016, Strong Westrex (Beijing) Technology Inc. (“SWBTI”), a subsidiary of SWI, was sold (see Note 2).

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

On November 4, 2016, the Company sold SWBTI to GABO Filter, Inc. for total proceeds of $0.4 million. We expect to complete the sale of SWI within the next six months, but cannot provide assurance we will be able to complete the sale on terms favorable to us, or at all.

The summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Total net revenues	$12	$3,422
Total cost of revenues	26	2,892
Total selling and administrative expenses	9	360
Earnings (loss) from operations of discontinued operations	$(23)	$170
Earnings (loss) before income taxes	$(23)	$187
Income tax expense	—	—
Net earnings (loss) from discontinued operations, net of tax	$(23)	$187

The assets and liabilities classified as held for sale reflected in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$150	$175
Total inventories, net	7	—
Other current assets	3	13
Total current assets held for sale	$160	$188
Current liabilities:
Accounts payable	$24	$33
Accrued expenses	14	11
Customer deposits/deferred revenue	14	13
Total current liabilities	$52	$57

Depreciation and amortization related to discontinued operations was immaterial for the three months ended March 31, 2017 and 2016. There were no capital expenditures related to discontinued operations for the three months ended March 31, 2017 and 2016.

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K/A. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Marketable Securities

The Company’s marketable securities were comprised of investments in the common stock of a publicly traded company. Changes in fair value, based on the market price of the investee’s stock, were recognized in other income in the consolidated statement of operations. The Company used the fair value option to account for the investment to more appropriately recognize the value of this investment in our consolidated financial statements since the Company did not exert significant influence over the investment, in which case the equity method of accounting would have been applied. The Company did not own any marketable securities during the three months ended March 31, 2017, except for equity method investments. The Company recognized an unrealized loss of $0.5 million for the three months ended March 31, 2016 in other income in the condensed consolidated statement of operations.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments are reported under the line item captioned “equity method investment income” in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in equity method investments in the condensed consolidated balance sheets. The Company’s equity method investments are reported initially at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments during the three month periods ended March 31, 2017 or 2016. Note 8 contains additional information on our equity method investments, which are held by the Company’s Cinema segment.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value are categorized into a fair value hierarchy based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1 - inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

●	Level 2 - inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

●	Level 3 - inputs to the valuation techniques are unobservable for the assets or liabilities

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 31, 2017 and December 31, 2016.

Fair values measured on a recurring basis at March 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$4,529	$—	$—	$4,529
Notes receivable	—	—	1,669	1,669
Total	$4,529	$—	$1,669	$6,198

Fair values measured on a recurring basis at December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$7,596	$—	$—	$7,596
Notes receivable	—	—	1,669	1,669
Total	$7,596	$—	$1,669	$9,265

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2017 is set forth below:

	Fair Value at March 31, 2017 (in thousands)	Valuation Technique	Unobservable input	Range
Notes receivable	$1,669	Discounted cash flow	Probability of default Discount rate	57% 18%

The notes receivable are recorded at estimated fair value at March 31, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and probability of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no changes in the fair value of the Company’s notes receivable recorded during the three months ended March 31, 2017 or 2016.

Based on quoted market prices, the market value of the Company’s equity method investments was $18.4 million at March 31, 2017.

The carrying values of all other financial assets and liabilities including accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2017 and 2016, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2018. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. The Company has obtained an understanding of ASU 2014-09 and has begun to analyze the impact of the new standard on its financial results. The Company has completed a high-level assessment of the attributes within its contracts for its major products and services, and has started assessing potential impacts to its internal processes, control environment, and disclosures. While the Company has not yet determined the method of adoption it will elect or quantified the impact that the adoption of ASU 2014-09 will have on the consolidated financial statements, the Company is continuing to evaluate the impact of the new standard on our financial results and other possible impacts. The Company will continue to provide enhanced disclosures as we continue our assessment.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity utilizing the first in-first out inventory method to change their measurement principle for inventory changes from the lower of cost or market to lower of cost or net realizable value. The Company prospectively adopted the guidance effective January 1, 2017. The adoption of ASU 2015-11 did not have a material effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is evaluating the requirements of ASU 2016-02 and its potential impact on the Company’s financial statements. The Company has leases primarily for property and equipment and is in the process of identifying and evaluating these leases for purposes of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments. While the Company has not yet quantified the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements, the Company expects to record assets and liabilities on its balance sheet upon adoption of this standard, which may be material. The Company will continue to provide enhanced disclosures as it continues its assessment.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The Company adopted the guidance effective January 1, 2017 on a prospective basis. Additionally, as required by ASU 2016-09, when calculating diluted earnings per share, excess tax benefits were excluded from the calculation of assumed proceeds since such amounts are recognized in the income statement. The Company applied the cash flow presentation requirements prospectively, and the 2016 statement of cash flows was not adjusted. ASU 2016-09 also allows an entity to elect as an accounting policy either to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service-based awards as they occur. The Company has elected to account for forfeitures as they occur.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which eliminates the diversity in practice related to eight cash flow classification issues. The Company adopted this ASU in the first quarter of 2017 on a prospective basis. Adoption affected the classification of dividends received from equity method investees on the statement of cash flows, but did not have any other impact.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance eliminates Step 2 of the goodwill impairment testing which requires the fair value of individual assets and liabilities of a reporting unit to be determined when measuring goodwill impairment. The new guidance may result in different amounts of impairment that could be recognized compared to existing guidance. In addition, failing step 1 of the impairment test, where the carrying value of a reporting unit is compared to its fair value, may not result in impairment under existing guidance. However, under the revised guidance, failing step 1 will always result in a goodwill impairment. ASU 2017-04 is to be applied prospectively for goodwill impairment testing performed in years beginning after December 15, 2019. The Company does not believe the adoption will significantly impact the Company’s results of operations or financial position.

4. Earnings (Loss) Per Common Share

Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between average shares used to compute basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,264	14,203
Dilutive effect of stock options and certain non-vested shares of restricted stock	156	56
Diluted weighted average shares outstanding	14,420	14,259

For the three month periods ended March 31, 2017 and 2016, options to purchase 385,000 and 482,500 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 155,638 and 56,034 options and restricted stock units were excluded for the three months ended March 31, 2017 and 2016, respectively, as their inclusion would be anti-dilutive, thereby decreasing any net losses per share.

5. Warranty Reserves

Historically, the Company has generally granted a warranty to its customer for a one-year period following the sale of manufactured film projection equipment and on selected repaired equipment for a one-year period. In most instances, the digital products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty for digital products. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Warranty accrual at beginning of period	$645	$310
Charged to expense	47	158
Amounts written off, net of recoveries	(231)	(158)
Foreign currency adjustment	1	4
Warranty accrual at end of period	$462	$314

6. Intangible Assets

Intangible assets consisted of the following at March 31, 2017:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	( in thousands)
Intangible assets subject to amortization:
Software	5	$1,821	$(182)	$1,639
Product Formulation	10	459	(293)	166
Total		$2,280	$(475)	$1,805

Intangible assets consisted of the following at December 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Software	5	$1,764	$(93)	$1,671
Product formulation	10	454	(276)	178
Total		$2,218	$(369)	$1,849

Amortization expense relating to identifiable intangible assets was $0.1 million for the three months ended March 31, 2017 and insignificant for the three months ended March 31, 2016.

The following table shows the Company’s estimated future amortization expense related to intangible assets for the next five years.

Amount
(in thousands)
Remainder of 2017	$313
2018	407
2019	395
2020	386
2021	286
Thereafter	18

7. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the quarter ended March 31, 2017 (in thousands):

Balance as of December 31, 2016	$889
Foreign currency translation	9
Balance as of March 31, 2017	$898

8. Equity Method Investments

The following summarizes our equity method investments:

	March 31, 2017		December 31, 2016
	(in thousands)
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
RELM Wireless Corporation	$4,276	8.3%	$4,382	8.3%
Itasca Capital, Ltd.	5,878	32.3%	3,368	32.3%
1347 Property Insurance Holdings, Inc.	7,883	17.4%	5,348	12.1%
Total	$18,037		$13,098

The following summarizes the income of equity method investees reflected in the Statement of Operations:

	Three Months Ended March 31,
	2017	2016
Entity	(in thousands)
RELM Wireless Corporation	$8	$41
Itasca Capital, Ltd.	2,461	—
1347 Property Insurance Holdings, Inc.	12	—
Total	$2,481	$41

As of March 31, 2017 and December 31, 2016, the Company owned 8.3% of RELM Wireless Corporation (“RELM”). RELM is a publicly traded company that designs, manufactures, and markets two-way land mobile radios, repeaters, base stations, and related components and subsystems. The Company’s Chief Executive Officer is chairman of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. The Company received dividends of $0.1 million and $0 for the three month periods ended March 31, 2017 and 2016, respectively. Based on quoted market prices, the market value of the Company’s ownership in RELM was $5.7 million at March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company owned 32.3% of Itasca Capital, Ltd. (“Itasca”). Itasca is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is a member of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three month periods ended March 31, 2017 or 2016. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $4.3 million at March 31, 2017.

As of December 31, 2016, the Company owned 12.1% of 1347 Property Insurance Holdings, Inc. (“PIH”) and purchased shares increasing its ownership to 17.4% during the quarter ended March 31, 2017 for an additional $2.5 million. PIH is a publicly traded company that provides property and casualty insurance in the States of Louisiana and Texas. The Company’s Chief Executive Officer was named to the board of directors of PIH in December 2016. This board seat and the Chief Executive Officer’s control of other entities that own shares of PIH, combined with the Company’s 17.4% ownership of PIH, provide the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three month periods ended March 31, 2017 or 2016. Based on quoted market prices, the market value of the Company’s ownership in PIH was $8.4 million at March 31, 2017.

As of March 31, 2017, our retained earnings included undistributed earnings from our equity method investees of $2.2 million.

The summarized financial information presented below reflects the financial information of the Company’s significant equity method investee, Itasca, for the three months ended December 31, 2016, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag. The summarized financial information is presented only for the periods when the Company owned its investment.

For the three months ended December 31,	2016
	(in thousands)
Revenue	$—
Gross profit	$—
Operating income from continuing operations	$(59)
Net income	$7,667	(1)

(1) Net income primarily related to unrealized gains on investments.

9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2017 and December 31, 2016.

The Company has completed the examination for Federal purposes for the 2011 fiscal year with no changes. The Company is subject to examination for Federal purposes for fiscal years 2013, 2014, 2015, and 2016. In most cases, the Company is subject to examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

10. Stock Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on their estimated grant date fair values. Share-based compensation expense included in selling and administrative expenses approximated $0.1 million for each of the three month periods ended March 31, 2017 and 2016.

Long-Term Incentive Plan

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and performance units. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2010 Plan is 1,600,000 shares. During the three months ended March 31, 2017, the Company granted 85,000 restricted shares and 285,000 stock options.

Options

As noted above, under the 2010 Plan, the Company granted options to purchase 285,000 shares during the three month period ended March 31, 2017. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant and vest over a five year period.

The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2017 was $2.41. There were 100,000 stock options granted during the three month period ended March 31, 2016 at a weighted average grant date fair value of $1.42. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2017	2016
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	2.04%	1.35%
Expected stock price volatility	34.71%	32.26%
Expected life of options (in years)	6.0	5.7

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical daily price changes of the Company’s stock for six years prior to the date of grant. During 2016, the Company used a one year period to calculate volatility but updated this assumption in the current year to align the expected volatility with the expected life of the options. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	545,300	$4.78	9.68	$1,757
Granted	285,000	6.50
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2017	830,300	$5.37	9.17	$245
Exercisable at March 31, 2017	148,300	$4.35	8.11	$245

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on March 31, 2017.

As of March 31, 2017, 682,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.3 million, which is expected to be recognized over a weighted average period of 4.5 years.

Restricted Stock Plans

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Non-Employee Plan”) provides for the award of restricted shares to outside directors. Shares issued under the 2014 Non-Employee Plan vest the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance. During the three months ended March 31, 2017, the Company granted 85,000 restricted shares under the 2010 Plan and zero restricted shares under the 2014 Non-Employee Plan.

In connection with the restricted stock granted to certain employees and non-employee directors, the Company accrues compensation expense based on the fair value of the grants. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

As of March 31, 2017, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.6 million, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes restricted share activity for the three months ended March 31, 2017:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	58,295	$5.80
Granted	85,000	6.50
Shares vested	—	—
Shares forfeited	—	—
Non-vested at March 31, 2017	143,295	$6.21

There was no activity related to restricted stock units during the three months ended March 31, 2017.

11. Commitments, Contingencies and Concentrations

Litigation

In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 51.1% of total consolidated net revenues for the three months ended March 31, 2017. Trade accounts receivable from these customers represented approximately 37.9% of net consolidated receivables at March 31, 2017. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for leases at March 31, 2017 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2017	$225	$255
2018	248	309
2019	130	277
2020	—	263
2021	—	152
Thereafter	—	—
Total minimum lease payments	$603	$1,256
Less: Amount representing interest	(31)
Present value of minimum lease payments	572
Less: Current maturities	(260)
Capital lease obligations, net of current portion	$312

12. Business Segment Information

As of March 31, 2017, the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. Cinema operations include the sale of digital projection equipment, screens, and sound systems. Digital Media operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intercompany sales at cost and has eliminated all significant intercompany sales in consolidation. The results of discontinued operations are excluded from the Cinema segment information below.

Summary by Business Segments

	Three Months Ended March 31,
(In thousands)	2017	2016

Net revenue
Cinema	$9,292	$9,727
Digital Media	8,663	7,746
Total segment net revenue	17,955	17,473
Eliminations	(29)	(359)
Total net revenue	$17,926	$17,114

Operating income (loss)
Cinema	$2,031	$3,047
Digital Media	(464)	114
Total segment operating income	1,567	3,161
Unallocated general and administrative expenses	2,165	2,048
Other income (expense)
Interest, net	12	—
Cinema – foreign currency transaction gain (loss)	(85)	(885)
Digital Media – foreign currency transaction gain (loss)	88	60
Cinema - other	5	42
Digital Media - other	—	(4)
Change in value of marketable securities – Corporate asset	—	(483)
Total other income (loss)	20	(1,270)
Loss before income taxes and equity method investment income	$(578)	$(157)

(In thousands)	March 31, 2017	December 31, 2016
Identifiable assets, excluding assets held for sale
Cinema	$28,347	$29,881
Digital Media	19,540	19,272
Corporate assets	18,037	13,098
Total	$65,924	$62,251

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2017	2016
Net revenue
United States	$14,393	$13,232
China	1,466	955
Latin America	284	382
Canada	1,220	1,105
Mexico	356	897
Europe	116	473
Asia (excluding China)	72	8
Other	19	62
Total	$17,926	$17,114

(In thousands)	March 31, 2017	December 31, 2016
Identifiable assets, excluding assets held for sale
United States	$44,744	$40,255
Canada	21,180	21,996
Total	$65,924	$62,251

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

13. Subsequent Event

On April 27, 2017, the Company entered into a debt agreement with a bank consisting of 1) a $2 million five-year term loan secured by a first lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.67 million on due May 10, 2022 and 2) a line of credit of up to $1 million secured by a second lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% and with a term ending May 10, 2018. The Company’s Chairman and Chief Executive Officer is also a member of the bank’s board of directors.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 and the following risks and uncertainties: the Company’s ability to expand its revenue streams to compensate for the lower demand for its digital cinema products and installation services, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its investment strategy, the Company’s ability to retain or replace its significant customers, the impact of challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate the new executives, acquisition-related risks, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance, and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

We conduct our operations through two primary business segments: Cinema and Digital Media. The Cinema segment provides a full range of product solutions primarily for the theater exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays, and sound systems. The Digital Media segment delivers solutions and services across two primary markets: digital out-of-home and cinema. While there is digital signage and cinema equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 52% of our revenues for the three months ended March 31, 2017 were from Cinema and approximately 48% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the consolidated financial statements.

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

On November 4, 2016, the Company sold SWBTI to GABO Filter, Inc. for total proceeds of $0.4 million. As a result of this sale the Company recorded a loss on disposal of discontinued operations of approximately $0.6 million in the fourth quarter of 2016, which was included in net income from discontinued operations. We expect to complete the sale of SWI within the next six months but cannot provide assurance that we will be able to complete the sale on terms favorable to us, or at all.

Results of Operations:

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

Net revenues during the three months ended March 31, 2017 increased 4.7% to $17.9 million from $17.1 million during the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cinema	$9,292	$9,727
Digital Media	8,663	7,746
Total segment revenues	17,955	17,473
Eliminations	(29)	(359)
Total net revenues	$17,926	$17,114

Cinema

Sales of cinema products and services decreased 4.5% to $9.3 million in the first quarter of 2017 from $9.7 million in the first quarter of 2016. This decrease was driven by lower premium screen sales that were partially offset by higher sales of screen support systems, servers, and digital parts.

Digital Media

Sales of digital media products and services increased 11.8% to $8.7 million in the first quarter of 2017 from $7.7 million in the first quarter of 2016. This increase was driven by higher equipment sales and was partially offset by lower maintenance contract and demand maintenance revenue.

Export Revenues

Sales outside the United States (primarily from the cinema segment) decreased to $3.5 million in the first quarter of 2017 from $3.9 million a year ago resulting primarily from decreased sales in Europe and Mexico, offset by increased sales in China. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $4.4 million in the first quarter of 2017 and $5.2 million in the first quarter of 2016, and as a percent of revenue was 24.8% and 30.6% in the first quarter of 2017 and the first quarter of 2016, respectively. Gross profit in the cinema segment decreased to $2.6 million in the first quarter of 2017 from $3.6 million in the first quarter of 2016 and decreased as a percentage of sales to 28.3% in 2017 from 36.9% in 2016. The decrease in gross margin and gross margin as a percentage of sales from the Cinema segment was driven by lower screen margins.

The gross profit in the digital media segment increased to $1.8 million or 21.8% as a percentage of revenues in the first quarter of 2017 from $1.6 million or 21.3% as a percentage of revenues in the first quarter of 2016. The increase in gross margin and gross margin as a percentage of revenue was driven by higher margins on maintenance services.

Selling Expenses

Selling expenses increased 45.3% to $1.5 million in the first quarter of 2017 compared to $1.0 million a year-ago and as a percentage of revenues increased to 8.3% from 6.0% a year-ago. The increase in selling expenses was due to increased personnel related costs and increased tradeshow expenses.

Administrative Expenses

Administrative expenses increased 14.5% to $3.5 million in the first quarter of 2017 from $3.1 million in the first quarter of 2016 and as a percent of total revenue increased to 19.8% in the first quarter of 2017 from 18.1% in the first quarter of 2016. The increase in administrative expenses was primarily due to higher information technology costs as a result of our systems upgrade, higher professional expenses relating to new business initiatives and higher personnel related expenses, and was partially offset by lower depreciation expenses.

Other Financial Items

The first quarter of 2017 includes insignificant total other income due to various insignificant income and expense items. We recorded $1.3 million of other expense in the first quarter of 2016 consisting primarily of a foreign currency transaction loss of $0.8 million and a change in value of marketable securities of $0.5 million.

In the first quarter of 2017, we recorded $2.5 million of equity method investment income, mainly related to our investment in Itasca. Equity method investment income in the first quarter of 2016 was insignificant.

The effective tax rate differs from the statutory rates primarily as a result of the full valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated net earnings from continuing operations of $0.4 million and basic and diluted earnings per share from continuing operations of $0.03 in the first quarter of 2017 compared to net loss from continuing operations of ($0.8) million and basic and diluted loss per share from continuing operations of ($0.05) a year-ago, respectively.

Results of Discontinued Operations

Our after tax earnings from discontinued operations were essentially breakeven and basic and diluted loss per share were $0.00 in the first quarter of 2017 compared to an after tax earnings of $0.2 million and basic and diluted earnings per share of $0.01 in the first quarter of 2016.

Liquidity and Capital Resources

During the past several years, we have met our working capital and capital resource needs from either our operating or investing cash flows or a combination of both. We believe that our existing sources of liquidity, including cash and cash equivalents and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. However, we are also exploring debt financing in the form of term loans and lines of credit. We also may enter into leases to finance certain equipment used in our business. On April 27, 2017, we entered into a debt agreement with a bank consisting of 1) a $2 million five-year term loan secured by a first lien deed of trust on our Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.67 million due on May 10, 2022 and 2) a line of credit of up to $1 million secured by a second lien deed of trust on our Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% and with a term ending May 10, 2018. Under the debt agreement, we must maintain a ratio of total liabilities to tangible net worth not in excess of 3 to 1 and maintain minimum liquidity of $2 million.

We ended the first quarter with total cash and cash equivalents of $4.5 million compared to $7.6 million at December 31, 2016. As of March 31, 2017, $2.1 million of the $4.5 million in cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $0.6 million in the first three months of 2017, which included $0.4 million of net income from continuing operations including non-cash equity method investment income of $2.5 million, offset by non-cash charges of deferred tax expense, depreciation and amortization, reserve provisions, and non-cash stock compensation totaling $1.6 million. Changes in working capital increased cash from operating activities of continuing operations by $1.1 million, primarily due to an increase in accounts payable and partially offset by an increase in inventories and current income taxes. Accounts payable increased $2.3 million primarily due to timing of orders and payments to vendors at the end of the quarter.

Net cash used in operating activities from continuing operations was $0.5 million in the first three months of 2016, which included a net loss from continuing operations of $0.8 million, offset by non-cash charges of deferred tax expense, depreciation and amortization, reserve provisions, equity method investment income, unrealized loss on marketable securities, and non-cash stock compensation totaling $1.3 million. Changes in working capital decreased cash from operating activities of continuing operations of $1.0 million, primarily due to an increase in inventory and current income taxes, offset by a decrease in accounts receivable and increase in accounts payable. Accounts receivable balances decreased $1.0 million due to the timing of receipt of customer payments. Inventory and accounts payable balances increased $1.3 million and $1.2 million, respectively, due to projectors and media players delivered at the end of the first quarter to be sold in the second quarter. Current income taxes decreased $1.4 million due to the payment of Canadian income taxes.

Net cash used in operating activities of discontinued operations was insignificant in the first three months of 2017 compared to net cash used in operating activities of discontinued operations of $1.1 million in the first three months of 2016.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $3.5 million in the first three months of 2017 due primarily to $2.5 million in purchases of equity securities and $1.1 million in capital expenditures. Net cash used in investing activities amounted to $0.6 million in the first three months of 2016 due to $0.4 million in purchases of equity securities and $0.2 million in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities in the first three months of both 2017 and 2016 was $0.1 million, primarily for the purchase of treasury stock and payment on capital leases.

The effect of changes in foreign exchange rates from continuing operations increased cash and cash equivalents by an insignificant amount and $0.9 million in the first three months of 2017 and 2016, respectively.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiaries in Canada and China. In certain instances, the Company may enter into a foreign exchange contract to manage a portion of this risk. The Company had no hedging activities in 2017 or 2016. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2017	2018-2019	2020-2021	Thereafter
Postretirement benefits	$134	$18	$30	$30	$56
Capital leases	603	225	378	—	—
Operating leases	1,256	255	586	415	—
Contractual cash obligations	$1,993	$498	$994	$445	$56

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for our year ended December 31, 2016. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2017.

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

Interest Rates—Interest rate risks from our interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivable bearing interest rates of 15% which are recorded at fair value. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value through our statement of operations.

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our Canadian subsidiaries. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.2 million.

Equity Price Risk—We are exposed to equity price risk related to certain of our investments in equity securities. At March 31, 2017, our investments in equity securities aggregated $18.0 million, all of which were accounted for using the equity method. The fair value of these investments was $18.4 million at March 31, 2017. A change in the equity price of the equity method investments would result in a change in the fair value or economic value of such securities.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective, due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of fiscal 2016, we implemented a new integrated Customer Relationship Management (CRM) system and a new enterprise resource planning (ERP) system including inventory management and financial reporting modules that will upgrade and standardize our information systems. We have completed the implementation with respect to some of our subsidiaries and plan to continue to roll out the CRM and ERP system modules over the next year for our other subsidiaries. Therefore, as appropriate, we modified the design and are still in the process of updating certain documentation of internal control processes and procedures to supplement and complement existing internal controls over financial reporting to accommodate the system changes. The CRM and ERP resulted in changes that materially affected our system of internal control over financial reporting during the three months ended December 31, 2016. As a result, our controls over system access were not fully aligned with our functional segregation of duties. During the three months ended March 31, 2017, we made progress in aligning our system access with our functional segregation of duties for certain of our subsidiaries. However, our system access was not yet fully aligned with our functional segregation of duties as of March 31, 2017.

In the course of our preparations for making management’s report on internal control over financial reporting in our most recent Form 10-K as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. One such area was our documentation of business processes, procedures and internal controls for one of our subsidiaries that enters into arrangements with its customers involving multiple deliverables which affects revenue recognition. As of December 31, 2016, we were still in the process of updating our documentation as resource constraints stemming from the aforementioned CRM and ERP implementation have delayed our efforts in making these updates. We evaluated our current documentation over revenue recognition for arrangements with multiple deliverables and concluded it was not sufficient to ensure internal controls over this accounting were effective. We believe this deficiency in aggregate with the aforementioned deficiency stemming from our CRM and ERP system segregation of duties result in a material weakness which may have a material effect on our internal control over financial reporting impacting controls over revenue recognition.

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

During the quarter ended March 31, 2017, we engaged a consulting firm to assist us in evaluating our internal controls, including controls over cutoff for maintenance service revenues, and updating our documentation, including documentation related to arrangements with customers involving multiple deliverables. This engagement is expected to continue into late 2017. We expect to fully remediate the above-mentioned material weaknesses before the end of the fiscal year ending December 31, 2017.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change during the fiscal quarter for the period covered by this report and have concluded that, except for changes to system access as described above, there has been no other change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2016 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). Repurchases during the quarter ended March 31, 2017 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2017	2,125	$7.63	2,125	650,081
February 1 – February 28, 2017	2,675	$6.84	2,675	647,406
March 1 – March 31, 2017	4,600	$6.37	4,600	642,806
Total	9,400		9,400

Item 6. Exhibits

See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Lance V. Schulz
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Lance V. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 24, 2017	Date:	May 24, 2017

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Document Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	*	Employment Agreement, dated March 29, 2017, between Ballantyne Strong, Inc. and Lance V. Schulz	8-K	10.1	3-29-17

10.2		Term Loan Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.1	5-3-17

10.3		Term Loan Promissory Note, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.2	5-3-17

10.4		Line of Credit Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.3	5-3-17

10.5		Credit Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.4	5-3-17

31.1		Rule 13a-14(a) Certification of Chief Executive Officer				X

31.2		Rule 13a-14(a) Certification of Chief Financial Officer				X

32.1	**	18 U.S.C. Section 1350 Certification of Chief Executive Officer				X

32.2	**	18 U.S.C. Section 1350 Certification of Chief Financial Officer				X

101		The following materials from Ballantyne Strong’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.				X

* Management contract or compensatory plan

** Furnished herewith.

