Form 10-Q
period 2017-06-30
BALLANTYNE STRONG, INC.
filed 2017-08-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 4, 2017
Common Stock, $.01, par value	14,416,040 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,800	$7,596
Accounts receivable (net of allowance for doubtful accounts of $1,482 and $1,097, respectively)	16,943	16,316
Inventories:
Finished goods, net	1,261	1,341
Work in process	418	247
Raw materials and components, net	5,285	4,975
Total inventories, net	6,964	6,563
Recoverable income taxes	1,041	672
Deposit on equipment to be leased	2,500	—
Other current assets	1,996	1,746
Current assets held for sale	—	188
Total current assets	32,244	33,081
Property, plant and equipment (net of accumulated depreciation of $7,968 and $7,066, respectively)	11,187	11,187
Equity method investments	18,134	13,098
Intangible assets, net	3,641	2,357
Goodwill	920	889
Notes receivable	1,669	1,669
Deferred income taxes	—	84
Other assets	165	74
Total assets	$67,960	$62,439
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,062	$5,175
Accrued expenses	3,793	4,097
Short-term debt	2,500	—
Current portion of long-term debt	63	—
Customer deposits/deferred revenue	3,201	4,211
Income tax payable	198	108
Current liabilities held for sale	—	57
Total current liabilities	16,817	13,648
Long-term debt, net of current portion	1,899	—
Deferred revenue	1,226	1,226
Deferred income taxes	2,704	1,841
Other accrued expenses, net of current portion	491	570
Total liabilities	23,137	17,285
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,210 and 17,047 shares at June 30, 2017 and December 31, 2016, respectively; 14,416 and 14,268 shares outstanding at June 30, 2017 and December 31, 2016, respectively	169	169
Additional paid-in capital	40,121	39,758
Accumulated other comprehensive income:
Foreign currency translation	(4,891)	(5,709)
Postretirement benefit obligations	97	97
Unrealized gain on available-for-sale securities of equity method investment	315	136
Retained earnings	27,598	29,187
	63,409	63,638
Less 2,794 and 2,779 of common shares in treasury, at cost at June 30, 2017 and December 31, 2016, respectively	(18,586)	(18,484)
Total stockholders’ equity	44,823	45,154
Total liabilities and stockholders’ equity	$67,960	$62,439

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2017 and 2016

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net product sales	$12,917	$14,862	$25,493	$26,597
Net service revenues	6,483	5,696	11,832	11,075
Total net revenues	19,400	20,558	37,325	37,672
Cost of products sold	10,429	11,280	20,817	20,038
Cost of services	3,697	3,129	6,795	6,249
Total cost of revenues	14,126	14,409	27,612	26,287
Gross profit	5,274	6,149	9,713	11,385
Selling and administrative expenses:
Selling	1,419	1,149	2,909	2,174
Administrative	4,688	3,037	8,234	6,135
Total selling and administrative expenses	6,107	4,186	11,143	8,309
(Loss) income from operations	(833)	1,963	(1,430)	3,076
Other (expense) income:
Interest income	—	27	22	40
Interest expense	(28)	(27)	(38)	(40)
Foreign currency transaction loss	(107)	(180)	(104)	(1,005)
Change in value of marketable securities	—	116	—	(366)
Excess distribution from joint venture	—	502	—	502
Other income, net	7	6	10	43
Total other (expense) income	(128)	444	(110)	(826)
(Loss) earnings before income taxes and equity method investment (loss) income	(961)	2,407	(1,540)	2,250
Income tax expense	776	653	2,269	1,337
Equity method investment (loss) income	(212)	—	2,269	41
Net (loss) earnings from continuing operations	(1,949)	1,754	(1,540)	954
Net loss from discontinued operations, net of tax	(26)	(921)	(49)	(734)
Net (loss) earnings	$(1,975)	$833	$(1,589)	$220
Net (loss) earnings per share - basic
Net (loss) earnings from continuing operations	$(0.14)	$0.12	$(0.11)	$0.07
Net loss from discontinued operations	(0.00)	(0.06)	(0.00)	(0.05)
Net (loss) earnings	$(0.14)	$0.06	$(0.11)	$0.02
Net (loss) earnings per share - diluted
Net (loss) earnings from continuing operations	$(0.14)	$0.12	$(0.11)	$0.07
Net loss from discontinued operations	(0.00)	(0.06)	(0.00)	(0.05)
Net (loss) earnings	$(0.14)	$0.06	$(0.11)	$0.02

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three and Six Months Ended June 30, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) earnings	$(1,975)	$833	$(1,589)	$220
Currency translation adjustment:
Unrealized net change arising during period	709	33	818	1,625
Unrealized gain on available-for-sale securities of equity method investments, net of tax	181	21	179	21
Total other comprehensive income	890	54	997	1,646
Comprehensive (loss) income	$(1,085)	$887	$(592)	$1,866

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) earnings	$(1,589)	$220
Net loss from discontinued operations, net of tax	49	734
Net (loss) earnings from continuing operations	(1,540)	954
Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in operating activities:
Provision for doubtful accounts	418	(44)
Provision for obsolete inventory	(175)	47
Provision for warranty	171	171
Depreciation and amortization	1,004	1,127
Equity method investment income	(2,269)	(41)
Unrealized loss on marketable securities	—	366
Deferred income taxes	913	(146)
Stock-based compensation expense	330	244
Changes in operating assets and liabilities:
Accounts receivable	(935)	(2,684)
Inventories	(170)	(522)
Other current assets	(247)	(321)
Accounts payable	2,497	1,361
Accrued expenses	(438)	358
Customer deposits/deferred revenue	(1,023)	(570)
Current income taxes	(247)	(1,620)
Other assets	(474)	(124)
Net cash flows from operating activities – continuing operations	(2,185)	(1,444)
Net cash flows from operating activities – discontinued operations	(146)	(2,724)
Net cash used in operating activities	(2,331)	(4,168)

Cash flows from investing activities:
Purchase of equity securities	(2,525)	(3,764)
Dividends received from investee in excess of cumulative earnings	103	103
Capital expenditures	(2,103)	(653)
Proceeds from sale of business	60	—
Net cash used in investing activities	(4,465)	(4,314)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,000	—
Payment of debt issuance costs	(36)	—
Principal payments on long-term debt	(2)	—
Purchase of treasury stock	(102)	(133)
Proceeds from exercise of stock options	33	53
Payments on capital lease obligations	(134)	(159)
Excess tax benefits from share-based arrangements	—	6
Net cash provided by (used in) financing activities – continuing operations	1,759	(233)
Effect of exchange rate changes on cash and cash equivalents –continuing operations	66	916
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	—	(69)
Net decrease in cash and cash equivalents	(4,971)	(7,868)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	175	4,208
Less: Cash balance included in assets held for sale at end of period	—	(1,415)
Cash and cash equivalents at beginning of period	7,596	17,862
Cash and cash equivalents at end of period	$2,800	$12,787
Supplemental disclosure of non-cash investing and financing activities:
Issuance of short-term progress payment note payable (See Note 9)	$2,500	$—

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, and government markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc., Convergent Corporation, and Convergent Media Systems Corporation (“Convergent” or “CMS”), design, integrate, and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. On November 4, 2016, Strong Westrex (Beijing) Technology Inc. (“SWBTI”), a subsidiary of Strong Westrex, Inc. (“SWI”), was sold, and on May 17, 2017, SWI was sold (see Note 2).

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

On November 4, 2016, the Company sold SWBTI to GABO Filter, Inc. for total proceeds of $0.4 million. On May 17, 2017, SWI was sold for total proceeds of $0.1 million. The Company recorded an insignificant gain on the sale of SWI.

The summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total net revenues	$12	$2,435	$24	$5,857
Total cost of revenues	22	2,899	48	5,791
Total selling and administrative expenses	43	346	53	706
Loss from operations of discontinued operations	(53)	(810)	(77)	(640)
Loss before income taxes	(26)	(807)	(49)	(620)
Income tax expense	—	(114)	—	(114)
Net loss from discontinued operations, net of tax	$(26)	$(921)	$(49)	$(734)

Depreciation and amortization related to discontinued operations was immaterial for the three and six month periods ended June 30, 2017 and 2016. There were no capital expenditures related to discontinued operations for the six months ended June 30, 2017 and 2016.

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

During the second quarter of 2017, the Company began classifying software in development as an intangible asset rather than property, plant and equipment, to be consistent with its classification of software assets in service. Accordingly, approximately $0.5 million of software in development at December 31, 2016 was reclassified to intangible assets from property, plant and equipment on the condensed consolidated balance sheet to conform to the current period presentation. This reclassification had no effect on the Company’s reported results of operations, comprehensive income, or cash flows.

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

Marketable Securities

For the six months ended June 30, 2016, the Company’s marketable securities were comprised of investments in the common stock of a publicly traded company. Changes in fair value, based on the market price of the investee’s stock, were recognized in other income in the condensed consolidated statement of operations. The Company used the fair value option to account for the investment to more appropriately recognize the value of this investment in our condensed consolidated financial statements since the Company did not exert significant influence over the investment, in which case the equity method of accounting would have been applied. None of the Company’s investments were classified as marketable securities or accounted for using the fair value option during the six months ended June 30, 2017.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net (loss) income resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in equity method investments in the condensed consolidated balance sheets. The Company’s equity method investments are reported initially at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments during the three and six month periods ended June 30, 2017 or 2016. Note 5 contains additional information on our equity method investments, which are held by the Company’s Cinema segment.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 30, 2017 and December 31, 2016.

Fair values measured on a recurring basis at June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,800	$—	$—	$2,800
Notes receivable	—	—	1,669	1,669
Total	$2,800	$—	$1,669	$4,469

Fair values measured on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,596	$—	$—	$7,596
Notes receivable	—	—	1,669	1,669
Total	$7,596	$—	$1,669	$9,265

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2017 is set forth below:

	Fair Value at 6/30/2017 (in thousands)	Valuation Technique	Unobservable input	Range
Notes receivable	$1,669	Discounted cash flow	Probability of default	53%
			Discount rate	18%

The notes receivable are recorded at estimated fair value at June 30, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and probability of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no changes in the fair value of the Company’s notes receivable recorded during the three and six months ended June 30, 2017 or 2016.

The Company’s short-term and long-term debt are recorded at historical cost. As of June 30, 2017, the Company’s long-term debt, including current maturities, had a carrying value of $2.0 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at June 30, 2017 was $2.0 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses, and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2017, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2018. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the ASU. The Company has obtained an understanding of ASU 2014-09 and has begun to analyze the impact of the new standard on its financial results. The Company has completed a high-level assessment of the attributes within its contracts for its major products and services, and has started assessing potential impacts to its internal processes, control environment, and disclosures. The Company expects to adopt this ASU through a cumulative effect adjustment as of January 1, 2018. While the Company has not yet quantified the impact that the adoption of ASU 2014-09 will have on the consolidated financial statements, the Company is continuing to evaluate the impact of the new standard on our financial results and other possible impacts. The Company will continue to provide enhanced disclosures as we continue our assessment.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity utilizing the first in-first out inventory method to change their measurement principle for inventory changes from the lower of cost or market to lower of cost or net realizable value. The Company prospectively adopted the guidance effective January 1, 2017. The adoption of ASU 2015-11 did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets; and modifies certain fair value disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is evaluating the requirements of ASU 2016-02 and its potential impact on the Company’s financial statements. The Company has leases primarily for property and equipment and is in the process of identifying and evaluating these leases for purposes of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments. While the Company has not yet quantified the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements, the Company expects to record assets and liabilities on its balance sheet upon adoption of this standard, which may be material. The Company will continue to provide enhanced disclosures as it continues its assessment.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The Company adopted the guidance effective January 1, 2017 on a prospective basis. Additionally, as required by ASU 2016-09, when calculating diluted earnings per share, excess tax benefits were excluded from the calculation of assumed proceeds since such amounts are recognized in the income statement. The Company applied the cash flow presentation requirements prospectively, and the 2016 statement of cash flows was not adjusted. ASU 2016-09 also allows an entity to elect as an accounting policy either to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service-based awards as they occur. The Company has elected to account for forfeitures as they occur.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company believes its adoption will not significantly impact the Company’s results of operations and financial position.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The new guidance eliminates Step 2 of the goodwill impairment testing which requires the fair value of individual assets and liabilities of a reporting unit to be determined when measuring goodwill impairment. The new guidance may result in different amounts of impairment that could be recognized compared to existing guidance. In addition, failing step 1 of the impairment test, where the carrying value of a reporting unit is compared to its fair value, may not result in impairment under existing guidance. However, under the revised guidance, failing step 1 will always result in a goodwill impairment. ASU 2017-04 is to be applied prospectively for goodwill impairment testing performed in years beginning after December 15, 2019. The Company does not believe the adoption will significantly impact the Company’s results of operations or financial position.

4. (Loss) Earnings Per Common Share

Basic (loss) earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. The following table provides the reconciliation between average shares used to compute basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,263	14,213	14,264	14,208
Dilutive effect of stock options and certain non-vested shares of restricted stock	—	80	—	87
Diluted weighted average shares outstanding	14,263	14,293	14,264	14,295

For each of the three and six month periods ended June 30, 2017, options to purchase 445,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for the each period. An additional 156,606 and 176,479 common stock equivalents related to options and restricted stock awards were excluded for the three and six months ended June 30, 2017, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. For the three and six month periods ended June 30, 2016, options to purchase 350,000 and 430,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 79,167 and 87,387 common stock equivalents related to options and restricted stock awards were excluded from the calculation of diluted net loss per share from discontinued operations for the three and six months ended June 30, 2016, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

5. Equity Method Investments

The following summarizes our equity method investments:

	June 30, 2017		December 31, 2016
	(dollars in thousands)
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
RELM Wireless Corporation	$4,328	8.3%	$4,382	8.3%
Itasca Capital, Ltd.	5,870	32.3%	3,368	32.3%
1347 Property Insurance Holdings, Inc.	7,936	17.4%	5,348	12.1%
Total	$18,134		$13,098

The following summarizes the (loss) income of equity method investees reflected in the Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Entity	(in thousands)
RELM Wireless Corporation	$(105)	$—	$(97)	$41
Itasca Capital, Ltd.	(150)	—	2,311	—
1347 Property Insurance Holdings, Inc.	43	—	55	—
Total (loss) income	$(212)	$—	$2,269	$41

RELM Wireless Corporation (“RELM”) is a publicly traded company that designs, manufactures, and markets two-way land mobile radios, repeaters, base stations, and related components and subsystems. The Company’s Chief Executive Officer is chairman of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. The Company received dividends of $0.1 million and $0 for the three month periods ended June 30, 2017 and 2016, respectively. The Company received dividends of $0.2 million and $0 for the six month periods ended June 30, 2017 and 2016, respectively. Based on quoted market prices, the market value of the Company’s ownership in RELM was $4.3 million at June 30, 2017.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is a member of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three and six month periods ended June 30, 2017 or 2016. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $3.8 million at June 30, 2017.

As of December 31, 2016, the Company owned 12.1% of 1347 Property Insurance Holdings, Inc. (“PIH”) and purchased shares increasing its ownership to 17.4% during the six months ended June 30, 2017 for an additional $2.5 million. PIH is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas, and Florida. The Company’s Chief Executive Officer was named to the board of directors of PIH in December 2016. This board seat and the Chief Executive Officer’s control of other entities that own shares of PIH, combined with the Company’s 17.4% ownership of PIH, provide the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three and six month periods ended June 30, 2017 or 2016. Based on quoted market prices, the market value of the Company’s ownership in PIH was $8.3 million at June 30, 2017.

As of June 30, 2017, our retained earnings included undistributed earnings from our equity method investees of $1.9 million.

The summarized financial information presented below reflects the financial information of the Company’s significant equity method investee, Itasca, for the six months ended March 31, 2017, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag. The summarized financial information is presented only for the periods when the Company owned its investment.

For the six months ended March 31,	2017
	(in thousands)
Revenue	$—
Gross profit	$—
Operating loss from continuing operations	$(114)
Net income	$7,207	(1)

(1) Net income primarily related to unrealized gains on investments.

6. Intangible Assets

Intangible assets consisted of the following at June 30, 2017:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets not yet subject to amortization:
Software in development		$1,273	$—	$1,273
Intangible assets subject to amortization:
Software in service	5	2,496	(285)	2,211
Product formulation	10	470	(313)	157
Total		$4,239	$(598)	$3,641

Intangible assets consisted of the following at December 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(in thousands)
Intangible assets not yet subject to amortization:
Software in development		$508	$—	$508
Intangible assets subject to amortization:
Software in service	5	1,764	(93)	1,671
Product formulation	10	454	(276)	178
Total		$2,726	$(369)	$2,357

Amortization expense relating to intangible assets was $0.2 million and insignificant, respectively, for the six months ended June 30, 2017 and 2016.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years.

Amount
(in thousands)
Remainder 2017	$286
2018	561
2019	550
2020	541
2021	405
Thereafter	25
Total	$2,368

7. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2017 (in thousands):

Balance as of December 31, 2016	$889
Foreign currency translation	31
Balance as of June 30, 2017	$920

8. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty for digital products. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Warranty accrual at beginning of period	$462	$314	$645	$310
Charged to expense	128	191	175	348
Claims paid, net of recoveries	(142)	(123)	(373)	(281)
Foreign currency adjustment	9	(2)	10	3
Warranty accrual at end of period	$457	$380	$457	$380

9. Debt

Long-term debt

The Company’s long-term debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
$2 million term loan	$1,998	$—
Less: current portion	(63)	—
Less: unamortized debt issuance costs	(37)	—
Long-term debt	$1,899	$—

On April 27, 2017, the Company entered into a debt agreement with a bank consisting of 1) a $2 million five-year term loan secured by a first lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022, and 2) a line of credit of up to $1 million secured by a second lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% and with a term ending May 10, 2018. The debt agreement requires the Company to maintain a ratio of total liabilities to tangible net worth not in excess of 3:1 and maintain minimum liquidity of $2 million. The Company was in compliance with its debt covenants as of June 30, 2017. There were no borrowings outstanding on the line of credit as of June 30, 2017. The Company’s Chairman and Chief Executive Officer is also a member of the bank’s board of directors.

Scheduled long-term debt repayments are as follows (in thousands):

Remainder of 2017	$31
2018	64
2019	68
2020	70
2021	74
Thereafter	1,691
Total	$1,998

Short-term Debt

Short-term debt at June 30, 2017 consists of a $2.5 million progress payment note to facilitate the lessor’s purchase of equipment to be leased by the Company. The total purchase price for the equipment is expected to be approximately $5.6 million. The lessor made a progress payment of $2.5 million to the seller of the equipment on June 26, 2017, which represents the principal amount under the note and was recorded as a deposit on equipment to be leased on the condensed consolidated balance sheet. The note bears interest at a rate of 3.25% and will be considered repaid when the lessor pays the remaining balance of the purchase price to the seller of the equipment and the Company executes a lease for the equipment under a master lease agreement. Any outstanding principal balance on the note not considered repaid on or before August 31, 2017 will become due and payable on demand.

10. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2017 and December 31, 2016.

The Company has completed the examination for Federal purposes for the 2011 fiscal year with no changes. The Company is subject to examination for Federal purposes for fiscal years 2013, 2014, 2015, and 2016. In most cases, the Company is subject to examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

11. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on their estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2017 and 2016, respectively.

Equity Compensation Plans

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provided the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and performance units. Vesting terms varied with each grant and could be subject to vesting upon a “change in control” of the Company.

The Ballantyne Strong, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Non-Employee Plan”) provided for the award of restricted shares to outside directors. Shares issued under the 2014 Non-Employee Plan vested the day preceding the Company’s Annual Meeting of Stockholders in the year following issuance. The 2010 Plan and the 2014 Non-Employee Plan were replaced during the second quarter of 2017 by the 2017 Omnibus Equity Compensation Plan (“2017 Plan”), and therefore, no additional awards will be granted under the 2010 Plan or the 2014 Non-Employee Plan.

The 2017 Plan was approved by the Company’s shareholders at the annual meeting on June 15, 2017, and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, and other share-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2017 Plan is 1,371,189 shares.

Options

The Company granted a total of 395,000 and 100,000 options during the six month periods ended June 30, 2017 and 2016, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the six month periods ended June 30, 2017 and 2016 was $2.42 and $1.42, respectively. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2017	2016
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	2.01%	1.35%
Expected stock price volatility	34.77%	32.26%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. During 2017, the expected volatility was based on historical daily price changes of the Company’s stock for six years prior to the date of grant. During 2016, the Company used a one year period to calculate volatility, but updated this assumption in the current year to align the expected volatility with the expected life of the options. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	545,300	$4.78	9.68	$1,757
Granted	395,000	6.53
Exercised	(7,000)	4.70
Forfeited	(10,000)	6.87
Outstanding at June 30, 2017	923,300	$5.54	9.14	$1,124
Exercisable at June 30, 2017	141,300	$4.33	8.10	$335

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on June 30, 2017.

As of June 30, 2017, 782,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.5 million, which is expected to be recognized over a weighted average period of 4.3 years.

Restricted Stock

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. As of June 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes restricted share activity for the six months ended June 30, 2017:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2016	58,295	$4.77
Granted	85,000	6.50
Shares vested	(43,295)	4.92
Shares forfeited	—	—
Non-vested at June 30, 2017	100,000	$6.17

The following table summarizes restricted stock unit activity for the six months ended June 30, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2016	13,750	$4.24
Granted	30,835	6.81
Shares vested	—	—
Shares forfeited	—	—
Non-vested at June 30, 2017	44,585	$6.02

12. Commitments, Contingencies and Concentrations

Litigation

In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 53.3% and 50.7% of total consolidated net revenues for the three and six months ended June 30, 2017, respectively. Trade accounts receivable from these customers represented approximately 42.7% of net consolidated receivables at June 30, 2017. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for leases at June 30, 2017 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Remainder 2017	$131	$248
2018	246	469
2019	132	442
2020	—	264
2021	—	152
Thereafter	—	—
Total minimum lease payments	$509	$1,575
Less: Amount representing interest	(25)
Present value of minimum lease payments	484
Less: Current maturities	(240)
Capital lease obligations, net of current portion	$244

13. Business Segment Information

As of June 30, 2017, the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. Cinema operations include the sale of digital projection equipment, screens, and sound systems. Digital Media operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intersegment sales at cost and has eliminated all significant intersegment sales in consolidation. The results of discontinued operations are excluded from the Cinema segment information below.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Net revenue
Cinema	$9,633	$11,288	$18,934	$21,015
Digital Media	9,777	9,753	18,430	17,499
Total segment net revenue	19,410	21,041	37,364	38,514
Eliminations	(10)	(483)	(39)	(842)
Total net revenue	$19,400	$20,558	$37,325	$37,672

Operating income (loss)
Cinema	$2,235	$3,066	$4,276	$6,113
Digital Media	(238)	831	(712)	945
Total segment operating income	1,997	3,897	3,564	7,058
Unallocated general and administrative expenses	(2,830)	(1,934)	(4,994)	(3,982)
Other (expense) income
Interest, net	(28)	—	(16)	—
Cinema – foreign currency transaction loss	(137)	(154)	(222)	(1,039)
Digital Media – foreign currency transaction (loss) gain	30	(26)	118	34
Cinema - excess distribution from joint venture	—	502	—	502
Cinema	7	9	10	50
Digital Media	—	(3)	—	(7)
Change in value of marketable securities – Corporate asset	—	116	—	(366)
Total other (expense) income	(128)	444	(110)	(826)
(Loss) earnings before income taxes and equity method investment (loss) income	$(961)	$2,407	$(1,540)	$2,250

(In thousands)	June 30, 2017	December 31, 2016
Identifiable assets, excluding assets held for sale
Cinema	$25,953	$29,881
Digital Media	23,873	19,272
Corporate assets	18,134	13,098
Total	$67,960	$62,251

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net revenue
United States	$14,884	$16,309	$29,218	$29,541
China	1,431	1,843	2,896	2,798
Latin America	520	593	804	975
Canada	1,787	1,172	3,007	2,277
Mexico	383	447	739	1,344
Europe	79	119	195	592
Asia (excluding China)	212	17	278	25
Other	104	58	188	120
Total	$19,400	$20,558	$37,325	$37,672

(In thousands)	June 30, 2017	December 31, 2016
Identifiable assets, excluding assets held for sale
United States	$46,003	$40,255
Canada	21,957	21,996
Total	$67,960	$62,251

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 and the following risks and uncertainties: the Company’s ability to expand its revenue streams to compensate for the lower demand for its digital cinema products and installation services, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its investment strategy, the Company’s ability to retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, acquisition-related risks, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance, and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 51% of our revenues for the six months ended June 30, 2017 were from Cinema and approximately 49% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the condensed consolidated financial statements.

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

On November 4, 2016, the Company sold SWBTI to GABO Filter, Inc. for total proceeds of $0.4 million. As a result of this sale the Company recorded a loss on disposal of discontinued operations of approximately $0.6 million in the fourth quarter of 2016, which was included in net income from discontinued operations. The sale of SWI was completed on May 17, 2017 for total proceeds of $0.1 million. We recorded an insignificant gain on the sale of the business.

Results of Operations:

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Net revenues during the three months ended June 30, 2017 decreased 5.6% to $19.4 million from $20.6 million during the three months ended June 30, 2016.

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Cinema	$9,633	$11,288
Digital Media	9,777	9,753
Total segment revenues	19,410	21,041
Eliminations	(10)	(483)
Total net revenues	$19,400	$20,558

Cinema

Sales of cinema products and services decreased 14.6% to $9.6 million in the second quarter of 2017 from $11.3 million in the second quarter of 2016. This decrease was driven by decreased sales of projectors, digital parts, and warranties, partially offset by a slight increase in screen sales. We expect cinema revenues to further decrease as we terminated our distributorship for certain cinema lamp products in July 2017, due to the very low margins earned on these products. The lamp products were expected to generate approximately $3 million in revenues during the second half of 2017.

Digital Media

Sales of digital media products and services were essentially flat at $9.8 million in the second quarter of 2017 and 2016. Increases in sales of digital signage equipment and installation services were offset by decreases in recurring service contract revenue.

Export Revenues

Sales outside the United States (primarily from the cinema segment) increased to $4.5 million in the second quarter of 2017 from $4.2 million a year ago resulting primarily from increased sales in Canada, partially offset by decreased sales in China. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $5.3 million in the second quarter of 2017 and $6.1 million in the second quarter of 2016, and as a percent of revenue was 27.2% and 29.9% in the second quarter of 2017 and the second quarter of 2016, respectively. Gross profit in the cinema segment decreased to $3.0 million in the second quarter of 2017 from $3.7 million in the second quarter of 2016 and decreased as a percentage of revenue to 31.0% in 2017 from 32.4% in 2016. This decrease in gross margin as a percentage of revenue was driven by lower margins on projectors and digital parts. Gross profit in the cinema segment is not expected to be significantly impacted by our termination of our cinema lamp product distributorship discussed above, due to the very low margins that we earned on the lamps.

The gross profit in the digital media segment decreased to $2.3 million or 23.3% as a percentage of revenues in the second quarter of 2017 from $2.5 million or 25.5% as a percentage of revenues in the second quarter of 2016. The decrease in gross margin as a percentage of revenue was driven by revenue mix, as lower margin digital signage equipment sales and services accounted for a larger percentage of digital media revenues.

Selling Expenses

Selling expenses increased 23.4% to $1.4 million in the second quarter of 2017 compared to $1.1 million a year-ago and as a percentage of revenues increased to 7.3% from 5.6% a year-ago. The increase in selling expenses was primarily due to a $0.2 million increase in employee-related costs.

Administrative Expenses

Administrative expenses increased 54.4% to $4.7 million in the second quarter of 2017 from $3.0 million in the second quarter of 2016 and as a percent of total revenue increased to 24.2% in the second quarter of 2017 from 14.8% in the second quarter of 2016. This increase was driven by a $0.4 million increase in consulting and software licensing costs associated with our CRM and ERP systems implementation, $0.4 million in bad debt expense, $0.4 million in audit and legal expenses primarily related to the restatement of our 2016 financial statements and our internal control remediation efforts, and $0.3 million in employee-related costs.

Other Financial Items

The second quarter of 2017 includes total other expense of $(0.1) million, primarily consisting of foreign currency transaction losses. The second quarter of 2016 includes total other income of $0.4 million, primarily due to $0.5 million of excess joint venture distributions recognized as income, partially offset by $0.2 million of net losses on foreign currency transactions.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated net losses from continuing operations of approximately $1.9 million and basic and diluted losses per share from continuing operations of $0.14 in the second quarter of 2017, compared to net earnings from continuing operations of $1.8 million and basic and diluted earnings per share from continuing operations of $0.12 in the second quarter of 2016.

Results of Discontinued Operations

Our discontinued operations generated a negligible after tax loss and negligible basic and diluted loss per share in the second quarter of 2017 compared to an after tax loss of ($0.9) million and basic and diluted loss per share of ($0.06) in the second quarter of 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

Net revenues during the six months ended June 30, 2017 decreased 0.9% to $37.3 million from $37.7 million during the six months ended June 30, 2016.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cinema	$18,934	$21,015
Digital Media	18,430	17,499
Total segment revenues	37,364	38,514
Eliminations	(39)	(842)
Total net revenues	$37,325	$37,672

Cinema

Sales of cinema products and services decreased 9.9% to $18.9 million in the first half of 2017 from $21.0 million in the first half of 2016. This decrease was driven by lower sales of lamps and digital projectors and parts and lower warranty revenue. A decrease in screen sales was mostly offset by increased screen support sales.

Digital Media

Sales of digital media products and services increased 5.3% to $18.4 million in the first half of 2017 from $17.5 million in the first half of 2016. This increase was driven by increased digital media equipment sales, digital signage as a service revenues and nonrecurring maintenance revenues, partially offset by decreased recurring maintenance contract revenue.

Export Revenues

Sales outside the United States (primarily from the cinema segment) were essentially flat at $8.1 million for the first half of both 2017 and 2016. Increased sales in Canada were offset by decreased sales in Mexico and Europe. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $9.7 million in the first half of 2017 and $11.4 million in the first half of 2016, and as a percent of revenue was 26.0% and 30.2% in the first half of 2017 and 2016, respectively. Gross profit in the cinema segment decreased to $5.6 million in the first half of 2017 from $7.3 million in the first half of 2016 and decreased as a percentage of revenue to 29.7% in 2017 from 34.5% in 2016. The decrease in gross margin and gross margin as a percentage of revenue from the Cinema segment was driven by lower coverage of fixed operating costs due to lower overall revenues.

The gross profit in the digital media segment was unchanged at $4.1 million, or 22.2% of revenues in the first half of 2017 from $4.1 million or 23.6% of revenues in the first half of 2016. The decreased margin percentage was due to lower margin equipment sales and services accounting for a larger portion of revenues in 2017.

Selling Expenses

Selling expenses increased 33.7% to $2.9 million in the first half of 2017 compared to $2.2 million a year-ago and as a percentage of revenues increased to 7.8% from 5.8% a year-ago. The increase in selling expenses was primarily due to increased employee-related costs.

Administrative Expenses

Administrative expenses increased 34.2% to $8.2 million in the first half of 2017 from $6.1 million in the first half of 2017 and as a percent of total revenue increased to 22.1% in the first half of 2017 from 16.3% in the first half of 2016. This increase was driven by a $0.6 million increase in consulting and software licensing costs associated with our CRM and ERP systems implementation, $0.5 million in bad debt expense, $0.6 million in audit and legal expenses primarily related to the restatement of our 2016 financial statements and our internal control remediation efforts, and $0.5 million in employee-related costs.

Other Financial Items

The first six months of 2017 includes total other expense of $(0.1) million, consisting primarily of foreign currency transaction losses. The first half of 2016 includes total other expense of $0.8 million primarily consisting of $1.0 million of net losses on foreign currency transactions and $0.4 million of decrease in market value of marketable securities, partially offset by $0.5 million of excess joint venture distributions recognized as income.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

As a result of the items outlined above, we generated net losses from continuing operations of approximately $1.5 million and basic and diluted losses per share from continuing operations of $0.11 in the first half of 2017, compared to net earnings from continuing operations of $1.0 million and basic and diluted earnings per share from continuing operations of $0.07 for the first half of 2016.

Results of Discontinued Operations

Our discontinued operations generated an after tax loss of ($49) thousand and negligible basic and diluted loss per share of in the first half of 2017, compared to an after tax loss of ($0.7) million and basic and diluted loss per share of ($0.05) in the first half of 2016, respectively.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows. We believe that our existing sources of liquidity, including cash and cash equivalents, a revolving line of credit and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. However, we are also exploring debt financing in the form of term loans and lines of credit. On April 27, 2017, we entered into a debt agreement with a bank consisting of 1) a $2 million five-year term loan secured by a first lien deed of trust on our Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022, and 2) a line of credit of up to $1 million secured by a second lien deed of trust on our Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% and with a term ending May 10, 2018. Under the debt agreement, we must maintain a ratio of total liabilities to tangible net worth not in excess of 3 to 1 and maintain minimum liquidity of $2 million. At June 30, 2017, there were no borrowings outstanding on our line of credit. At June 30, 2017, we were in compliance with our debt covenants.

We may also enter into leases for certain equipment used in our business. Our short-term debt at June 30, 2017 consists of a $2.5 million progress payment note to facilitate the lessor’s purchase of certain equipment we intend to lease. The lessor made a progress payment of $2.5 million to the seller of the equipment on June 26, 2017, which represents the principal amount under the note. The note bears interest at a rate of 3.25% and will be considered repaid when the lessor pays the remaining balance of the purchase price to the seller of the equipment and we execute a lease for the equipment under a master lease agreement. Any outstanding principal balance on the note not considered repaid on or before August 31, 2017 will become due and payable on demand.

We ended the second quarter with total cash and cash equivalents of $2.8 million, compared to $7.6 million at December 31, 2016. As of June 30, 2017, $1.3 million of the $2.8 million in cash and cash equivalents was held by our foreign subsidiary. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $2.2 million in the first half of 2017, which included net losses from continuing operations of $1.5 million and $2.3 million of equity method investment earnings, partially offset by non-cash charges of deferred taxes, share-based compensation, depreciation and amortization and bad debt expense. Changes in working capital decreased cash from operating activities of continuing operations by $1.0 million, primarily due to increases in accounts receivable and other assets and decreases in customer deposits/deferred revenue, mostly offset by increases in accounts payable. Accounts payable increased $2.5 million due to the timing of orders and payments to vendors at the end of the quarter.

Net cash used in operating activities from continuing operations was $1.4 million in the first half of 2016, which included net earnings from continuing operations of $1.0 million, offset by non-cash charges (benefits) of deferred tax expense, depreciation and amortization, reserve provisions, change in value of marketable securities and non-cash stock compensation totaling $1.7 million. Changes in working capital decreased cash from operating activities of continuing operations by $4.1 million, primarily due to an increase in accounts receivable and a decrease in current income taxes, partially offset by an increase in accounts payable. Accounts payable increased by $1.4 million primarily due to timing of payments on equipment orders at the end of the quarter. Current income taxes decreased $1.6 million primarily due to payments for Canadian income taxes.

Net cash used in operating activities of discontinued operations was $0.2 million in the first half of 2017 compared to $2.7 million in the first half of 2016, as the significant discontinued operations were divested in the fourth quarter of 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.5 million in the first half of 2017 due to $2.5 million in purchases of equity securities and $2.1 million for capital expenditures. Net cash used in investing activities was $4.3 million in the first half of 2016 due to $3.8 million in purchases of equity securities and $0.7 million for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million in the first half of 2017 due to $2.0 million of proceeds from issuance of long-term debt, offset slightly by $0.1 million of treasury stock purchases and $0.1 million of capital lease payments.

Net cash used in financing activities in the first half of 2016 was $0.2 million and was primarily for treasury stock purchases and capital lease payments.

The effect of changes in foreign exchange rates from continuing operations increased cash and cash equivalents by $0.1 million and $0.9 million in the first half of 2017 and 2016, respectively.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations:

Contractual Obligations	Total	Remaining in 2017	One to Three Years	Three to Five Years	Thereafter

Long-term debt, including current maturities	$2,410	$76	$306	$306	$1,722
Short-term debt (1)	2,500	2,500	—	—	—
Postretirement benefits	128	12	30	30	56
Capital leases	509	131	378	—	—
Operating leases	1,575	248	911	416	—
Contractual cash obligations	$7,122	$2,967	$1,625	$752	$1,778

(1)	Short-term debt consists of a progress payment note toward the lessor’s purchase of certain equipment that we intend to lease. It will not be settled in cash unless we fail to enter into a lease for the equipment under a master lease agreement.

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for our year ended December 31, 2016. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the six months ended June 30, 2017.

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

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our Canadian subsidiary. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $0.1 million.

Equity Price Risk—We are exposed to price risk related to our investments in equity securities. At June 30, 2017, our investments in equity securities aggregated $18.1 million, all of which were accounted for using the equity method. The fair value of these investments was $16.4 million at June 30, 2017. A change in the equity price of the equity method investments would result in a change in the fair value or economic value of such securities.

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

During the fourth quarter of fiscal 2016, we implemented a new integrated Customer Relationship Management (CRM) system and a new enterprise resource planning (ERP) system including inventory management and financial reporting modules that will upgrade and standardize our information systems. We have completed the implementation with respect to some of our subsidiaries and plan to continue to roll out the CRM and ERP system modules over the next year for certain of our other subsidiaries. Therefore, as appropriate, we modified the design and are still in the process of updating certain documentation of internal control processes and procedures to supplement and complement existing internal controls over financial reporting to accommodate the system changes. The CRM and ERP resulted in changes that materially affected our system of internal control over financial reporting during the three months ended December 31, 2016. As a result, our controls over system access were not fully aligned with our functional segregation of duties. During the six months ended June 30, 2017, we made progress in aligning our system access with our functional segregation of duties for certain of our subsidiaries. However, our system access was not yet fully aligned with our functional segregation of duties as of June 30, 2017.

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

The Company has restated its Consolidated Balance Sheet as of December 31, 2016, and the related Consolidated Statement of Operations, Consolidated Statement of Comprehensive (Loss) Income, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the year then ended to correct the misstatements described above. We determined our controls over cutoff for maintenance service revenues were insufficient, resulting in a material weakness that had a material effect on our internal control over financial reporting impacting revenue recognition.

During the six months ended June 30, 2017, we engaged a consulting firm to assist us in evaluating our internal controls, including controls over cutoff for maintenance service revenues, and updating our documentation, including documentation related to arrangements with customers involving multiple deliverables. This engagement is expected to continue into late 2017. We expect to fully remediate the above-mentioned material weaknesses before the end of the fiscal year ending December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. Repurchases during the quarter ended June 30, 2017 are reflected in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2017	3,800	$6.21	3,800	639,006
May 1 — May 31, 2017	2,000	$6.30	2,000	637,006
June 1 — June 30, 2017	—	$—	—	637,006
Total	5,800		5,800

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan.	S-8	4.12	6-15-17

10.2	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan.	S-8	4.13	6-15-17

10.3	Form of Restricted Share Agreement under the Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan.	S-8	4.14	6-15-17

10.4	Form of Restricted Stock Unit Agreement under the Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan.	S-8	4.15	6-15-17

10.5	Master Lease Agreement between Huntington Technology Finance, Inc. and Convergent Media Systems Corporation.	8-K	10.1	6-27-17

10.6	Progress Payment Note and Reimbursement Agreement between Convergent Media Systems Corporation and Huntington Technology Finance, Inc, effective as of June 22, 2017.	8-K	10.2	6-27-17

10.7	Term Loan Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender.	8-K	10.1	5-3-17

10.8	Term Loan Promissory Note, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender.	8-K	10.2	5-3-17

10.9	Line of Credit Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender.	8-K	10.3	5-3-17

10.10	Credit Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender.	8-K	10.4	5-3-17

Incorporated by Reference
Exhibit Number		Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101		The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.				X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Lance V. Schulz
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Lance V. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 8, 2017	Date:	August 8, 2017

