Form 10-Q
period 2017-09-30
BALLANTYNE STRONG, INC.
filed 2017-11-07
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2017
Common Stock, $.01, par value	14,416,040 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,049	$7,596
Accounts receivable (net of allowance for doubtful accounts of $1,767 and $1,097, respectively)	15,465	16,316
Inventories:
Raw materials and components, net	1,290	1,341
Work in process	395	247
Finished goods, net	5,295	4,975
Total inventories, net	6,980	6,563
Recoverable income taxes	431	672
Other current assets	1,703	1,746
Current assets held for sale	—	188
Total current assets	28,628	33,081
Property, plant and equipment (net of accumulated depreciation of $8,529 and $7,066 respectively)	11,357	11,187
Equity method investments	17,644	13,098
Intangible assets, net	3,973	2,357
Goodwill	957	889
Notes receivable	1,669	1,669
Deferred income taxes	—	84
Other assets	170	74
Total assets	$64,398	$62,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,301	$5,175
Accrued expenses	3,686	4,097
Short-term debt	500	—
Current portion of long-term debt	64	—
Customer deposits/deferred revenue	3,057	4,211
Income tax payable	15	108
Current liabilities held for sale	—	57
Total current liabilities	13,623	13,648
Long-term debt, net of current portion	1,884	—
Deferred revenue	1,214	1,226
Deferred income taxes	2,522	1,841
Other accrued expenses, net of current portion	398	570
Total liabilities	19,641	17,285
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,216 and 17,047 shares at September 30, 2017 and December 31, 2016, respectively; 14,422 and 14,268 shares outstanding at September 30, 2017 and December 31, 2016, respectively	169	169
Additional paid-in capital	40,364	39,758
Accumulated other comprehensive income (loss):
Foreign currency translation	(4,202)	(5,709)
Postretirement benefit obligations	97	97
Unrealized gain on available-for-sale securities of equity method investment	351	136
Retained earnings	26,564	29,187
	63,343	63,638
Less 2,794 and 2,779 of common shares in treasury, at cost at September 30, 2017 and December 31, 2016, respectively	(18,586)	(18,484)
Total stockholders' equity	44,757	45,154
Total liabilities and stockholders' equity	$64,398	$62,439

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2017 and 2016

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net product sales	$12,808	$13,071	$38,302	$39,668
Net service revenues	6,751	5,597	18,583	16,672
Total net revenues	19,559	18,668	56,885	56,340
Cost of products sold	10,112	11,172	30,929	31,210
Cost of services	4,128	3,119	10,923	9,368
Total cost of revenues	14,240	14,291	41,852	40,578
Gross profit	5,319	4,377	15,033	15,762
Selling and administrative expenses:
Selling	1,298	1,128	4,207	3,302
Administrative	3,473	2,992	11,706	9,127
Total selling and administrative expenses	4,771	4,120	15,913	12,429
Income (loss) from operations	548	257	(880)	3,333
Other (expense) income:
Interest income	—	59	18	99
Interest expense	(51)	(41)	(84)	(81)
Foreign currency transaction (loss) gain	(306)	23	(410)	(982)
Change in value of marketable securities	—	(34)	—	(400)
Excess distribution from joint venture	—	—	—	502
Other (expense) income, net	(35)	(7)	(24)	36
Total other expense	(392)	-	(500)	(826)
Earnings (loss) before income taxes and equity method investment (loss) income	156	257	(1,380)	2,507
Income tax expense	440	748	2,709	2,085
Equity method investment (loss) income	(753)	29	1,516	70
Net (loss) earnings from continuing operations	(1,037)	(462)	(2,573)	492
Net loss from discontinued operations, net of tax	—	(8)	(49)	(742)
Net loss	$(1,037)	$(470)	$(2,622)	$(250)
Net (loss) earnings per share - basic
Net (loss) earnings from continuing operations	$(0.07)	$(0.03)	$(0.18)	$0.03
Net loss from discontinued operations	-	(0.00)	(0.00)	(0.05)
Net loss	(0.07)	(0.03)	(0.18)	(0.02)
Net (loss) earnings per share - diluted
Net (loss) earnings from continuing operations	$(0.07)	$(0.03)	$(0.18)	$0.03
Net loss from discontinued operations	-	(0.00)	(0.00)	(0.05)
Net loss	(0.07)	(0.03)	(0.18)	(0.02)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three and Nine Months Ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,037)	$(470)	$(2,622)	$(250)
Currency translation adjustment:
Unrealized net change arising during period	689	(297)	1,507	1,328
Unrealized gain on available-for-sale securities of equity method investments, net of tax	34	41	215	62
Total other comprehensive income (loss)	723	(256)	1,722	1,390
Comprehensive (loss) income	$(314)	$(726)	$(900)	$1,140

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,622)	$(250)
Net loss from discontinued operations, net of tax	(49)	(742)
Net (loss) earnings from continuing operations	(2,573)	492
Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in operating activities:
Provision for doubtful accounts	712	1
Provision for obsolete inventory	(160)	(101)
Provision for warranty	319	260
Depreciation and amortization	1,563	1,658
Equity method investment income	(1,516)	(70)
Excess distribution from joint venture	—	(502)
Unrealized loss on marketable securities	—	400
Deferred income taxes	715	(195)
Stock-based compensation expense	498	357
Changes in operating assets and liabilities:
Accounts receivable	385	(439)
Inventories	(134)	(733)
Other current assets	(41)	113
Accounts payable	1,197	(205)
Accrued expenses	(763)	348
Customer deposits/deferred revenue	(1,204)	(233)
Current income taxes	174	(1,708)
Other assets	(85)	32
Net cash flows from operating activities - continuing operations	(913)	(525)
Net cash flows from operating activities - discontinued operations	(147)	(1,624)
Net cash used in operating activities	(1,060)	(2,149)

Cash flows from investing activities:
Purchase of equity securities	(2,525)	(4,107)
Dividends received from investee in excess of cumulative earnings	230	206
Capital expenditures	(2,949)	(1,102)
Proceeds from sale of business	60	-
Net cash used in investing activities - continuing operations	(5,184)	(5,003)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,000	—
Proceeds from issuance of short-term debt	500
Payment of debt issuance costs	(46)	—
Principal payments on long-term debt	(17)	—
Purchase of treasury stock	(102)	(155)
Proceeds from exercise of stock options	71	100
Payments on capital lease obligations	(188)	(239)
Excess tax benefits from stock-based arrangement	—	6
Net cash provided by (used in) financing activities - continuing operations	2,218	(288)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	304	763
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	(120)
Net decrease in cash and cash equivalents	(3,722)	(6,797)
Discontinued operations activity included above:
Add: Cash balance included in assets held for sale at beginning of period	175	4,208
Less: Cash balance included in assets held for sale at end of period	—	(1,439)
Cash and cash equivalents at beginning of period	7,596	17,862
Cash and cash equivalents at end of period	$4,049	$13,834

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Corporation, and Convergent Media Systems Corporation (“Convergent” or “CMS”), design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. On November 4, 2016, Strong Westrex (Beijing) Technology Inc. (“SWBTI”), a subsidiary of Strong Westrex, Inc. (“SWI”), was sold, and on May 17, 2017, SWI was sold (see Note 2).

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

The summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total net revenues	$—	$583	$24	$6,440
Total cost of revenues	—	436	48	6,227
Total selling and administrative expenses	—	157	53	863
Loss from operations of discontinued operations	—	(10)	(77)	(650)
Loss before income taxes	—	(8)	(49)	(628)
Income tax expense	—	-	-	(114)
Net loss from discontinued operations, net of tax	$—	$(8)	$(49)	$(742)

Depreciation and amortization related to discontinued operations was immaterial for the three and nine month periods ended September 30, 2017 and 2016. There were no capital expenditures related to discontinued operations for the nine months ended September 30, 2017 and 2016.

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

Marketable Securities

For the nine months ended September 30, 2016, the Company’s marketable securities were comprised of investments in the common stock of a publicly traded company. Changes in fair value, based on the market price of the investee’s stock, were recognized in other income in the condensed consolidated statement of operations. The Company used the fair value option to account for the investment to more appropriately recognize the value of this investment in our condensed consolidated financial statements since the Company did not exert significant influence over the investment, in which case the equity method of accounting would have been applied. None of the Company’s investments were classified as marketable securities or accounted for using the fair value option during the nine months ended September 30, 2017.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net (loss) income resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in equity method investments in the condensed consolidated balance sheets. The Company’s equity method investments are reported initially at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments during the three and nine month periods ended September 30, 2017 or 2016. Note 5 contains additional information on our equity method investments, which are held by the Company’s Cinema segment.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2017 and December 31, 2016.

Fair values measured on a recurring basis at September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,049	$—	$—	$4,049
Notes receivable	-	—	1,669	$1,669
Total	$4,049	$—	$1,669	$5,718

Fair values measured on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,596	$—	$—	$7,596
Notes receivable	-	—	1,669	$1,669
Total	$7,596	$—	$1,669	$9,265

Quantitative information about the Company’s level 3 fair value measurements at September 30, 2017 is set forth below:

	Fair value at 9/30/17 (in thousands)	Valuation technique	Unobservable input	Range
Notes receivable	$1,669	Discounted cash flow	Probability of default	50%
			Discount rate	18%

The notes receivable are recorded at estimated fair value at September 30, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and probability of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. There were no changes in the fair value of the Company’s notes receivable recorded during the three and nine months ended September 30, 2017 or 2016.

The Company’s short-term and long-term debt is recorded at historical cost. As of September 30, 2017, the Company’s long-term debt, including current maturities, had a carrying value of $1.95 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at September 30, 2017 was $1.96 million.

The carrying values of other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 5 includes fair value information related to our equity method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2017, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The guidance is effective for the Company beginning January 1, 2018. An entity may adopt this ASU either retrospectively or through a cumulative effect adjustment (modified retrospective method) as of the start of the first period for which it applies the ASU. The Company has obtained an understanding of ASU 2014-09 and has been analyzing the impact of the new standard on its financial results. The Company has completed a high-level assessment of the performance obligations within its contracts for its major products and services and is assessing potential impacts to its internal processes, control environment and disclosures. The Company expects to adopt this ASU using the modified retrospective method as of January 1, 2018. While the Company has not yet quantified the impact that the adoption of ASU 2014-09 will have on the consolidated financial statements, the Company is continuing to evaluate the impact of the new standard on our financial results and other possible impacts. The Company will continue to provide enhanced disclosures as we complete our assessment.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company believes its adoption will not significantly impact the Company’s results of operations and financial position.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The new guidance describes the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company believes its adoption will not significantly impact the Company’s results of operations and financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,310	14,249	14,279	14,225
Dilutive effect of stock options and certain non-vested shares of restricted stock	—	—	—	86
Diluted weighted average shares outstanding	14,310	14,249	14,279	14,311

For each of the three and nine month periods ended September 30, 2017, options to purchase 470,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 115,754 and 154,161 common stock equivalents related to options and restricted stock awards were excluded for the three and nine months ended September 30, 2017, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. For the three and nine month periods ended September 30, 2016, options to purchase 350,000 and 363,700 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 65,937 and 85,618 common stock equivalents related to options and restricted stock awards were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2016, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

5. Equity Method Investments

The following summarizes our equity method investments:

	September 30, 2017		December 31, 2016
	(dollars in thousands)
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
RELM Wireless Corporation	$4,448	8.3%	$4,382	8.3%
Itasca Capital, Ltd.	5,097	32.3%	3,368	32.3%
1347 Property Insurance Holdings, Inc.	8,099	17.4%	5,348	12.1%
Total	$17,644		$13,098

The following summarizes the (loss) income of equity method investees reflected in the Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2017	2016	2017	2016
RELM Wireless Corporation	$109	$114	$12	$155
Itasca Capital, Ltd.	(1,023)	(85)	1,289	(85)
1347 Property Insurance Holdings, Inc.	161	—	215	—
Total	$(753)	$29	$1,516	$70

RELM Wireless Corporation (“RELM”) is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. The Company’s Chief Executive Officer is chairman of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. The Company received dividends of $0.2 million and $0 for the nine month periods ended September 30, 2017 and 2016, respectively. Based on quoted market prices, the market value of the Company’s ownership in RELM was $4.1 million at September 30, 2017.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is a member of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the nine month periods ended September 30, 2017 or 2016. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $3.9 million at September 30, 2017.

As of December 31, 2016, the Company owned 12.1% of 1347 Property Insurance Holdings, Inc. (“PIH”) and purchased shares increasing its ownership to 17.4% during the nine months ended September 30, 2017 for an additional $2.5 million. PIH is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer was named to the board of directors of PIH in December 2016. This board seat and the Chief Executive Officer’s control of other entities that own shares of PIH, combined with the Company’s 17.4% ownership of PIH, provide the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the nine month periods ended September 30, 2017 or 2016. Based on quoted market prices, the market value of the Company’s ownership in PIH was $8.0 million at September 30, 2017.

As of September 30, 2017, our retained earnings included undistributed earnings from our equity method investees of $1.2 million.

The summarized financial information presented below reflects the financial information of the Company’s significant equity method investee, Itasca, for the nine months ended June 30, 2017, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag. The summarized financial information is presented only for the periods when the Company owned its investment.

For the nine months ended June 30,	2017
	(in thousands)
Revenue	$—
Gross profit	$—
Operating loss from continuing operations	$(172)
Net income	$4,253	(1)

(1) Net income primarily related to unrealized gains on investments.

6. Intangible Assets

Intangible assets consisted of the following at September 30, 2017:

	Useful life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets not yet subject to amortization:
Software in development		$1,633	$—	$1,633
Intangible assets subject to amortization:
Software in service	5	2,621	(430)	2,191
Product formulation	10	489	(340)	149
Total		$4,743	$(770)	$3,973

Intangible assets consisted of the following at December 31, 2016:

	Useful life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets not yet subject to amortization:
Software in development		$508	$—	$508
Intangible assets subject to amortization:
Software in service	5	1,764	(93)	1,671
Product formulation	10	454	(276)	178
Total		$2,726	$(369)	$2,357

Amortization expense relating to intangible assets was $0.4 million and insignificant, respectively, for the nine months ended September 30, 2017 and 2016.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years.

Amount
(in thousands)
Remainder 2017	$150
2018	589
2019	577
2020	568
2021	431
Thereafter	25
Total	$2,340

7. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2017 (in thousands):

Balance as of December 31, 2016	$889
Foreign currency translation	68
Balance as of September 30, 2017	$957

8. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty for digital products. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Warranty accrual at beginning of period	$457	$380	$645	$310
Charged to expense	162	430	337	778
Claims paid, net of recoveries	(38)	(194)	(410)	(475)
Foreign currency adjustment	3	1	12	4
Warranty accrual at end of period	$584	$617	$584	$617

9. Debt

The Company’s long-term debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
$2 million term loan	$1,983	$—
Less: current portion	(64)	—
Less: unamortized debt issuance costs	(35)	—
Long-term debt	$1,884	$—

On April 27, 2017, the Company entered into a debt agreement with a bank consisting of 1) a $2 million five-year term loan secured by a first lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022 and 2) a line of credit of up to $1 million secured by a second lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% and with a term ending May 10, 2018. The debt agreement requires the Company to maintain a ratio of total liabilities to tangible net worth not in excess of 3:1 and maintain minimum liquidity of $2 million. The Company was in compliance with its debt covenants as of September 30, 2017. The Company had outstanding borrowings on the line of credit as of September 30, 2017 of $0.5 million, which is classified as short-term debt on the condensed consolidated balance sheet. The Company’s Chairman and Chief Executive Officer is also a member of the bank’s board of directors.

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million (approximately USD$2.8 million) subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million (approximately USD$4.8 million) and a 5-year installment loan for up to CDN$500,000 (approximately USD$400,000). Amounts outstanding under the line of credit are payable on demand and will bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans will bear interest at the prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million (approximately USD$6.4 million). There were no borrowings outstanding at September 30, 2017 on any of the Strong/MDI credit facilities, as Strong/MDI had not yet drawn on the facilities. Strong/MDI was in compliance with its debt covenants as of September 30, 2017.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of September 30, 2017 (in thousands):

Remainder of 2017	$16
2018	65
2019	68
2020	70
2021	74
Thereafter	1,690
Total	$1,983

10. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2017 and December 31, 2016.

The Company is subject to examination for Federal purposes for fiscal years 2014, 2015 and 2016. In most cases, the Company is subject to examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

11. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on their estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.4 million, respectively, for the nine months ended September 30, 2017 and 2016, respectively.

Equity Compensation Plans

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provided the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and performance units. Vesting terms varied with each grant and could be subject to vesting upon a “change in control” of the Company.

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

The 2017 Plan was approved by the Company’s shareholders at the annual meeting on June 15, 2017, and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other share-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares reserved for issuance under the 2017 Plan is 1,371,189 shares.

Options

The Company granted a total of 435,000 and 100,000 options during the nine month periods ended September 30, 2017 and 2016, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the nine month periods ended September 30, 2017 and 2016 was $2.42 and $1.42, respectively. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2017	2016
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	1.99%	1.35%
Expected stock price volatility	34.85%	32.26%
Expected life of options (in years)	6.0	5.7

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

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	545,300	$4.78	9.68	$1,757
Granted	435,000	6.53
Exercised	(15,000)	4.70
Forfeited	(33,000)	6.09
Expired	(2,000)	4.33
Outstanding at September 30, 2017	930,300	$5.63	8.99	$759
Exercisable at September 30, 2017	145,300	$4.31	8.08	$260

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on September 30, 2017.

As of September 30, 2017, 785,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.5 million, which is expected to be recognized over a weighted average period of 4.1 years.

Restricted Stock

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. As of September 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes restricted share activity for the nine months ended September 30, 2017:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2016	58,295	$4.77
Granted	85,000	6.50
Shares vested	(43,295)	4.92
Shares forfeited	-	4.21
Non-vested at September 30, 2017	100,000	$6.17

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2016	13,750	$4.24
Granted	30,835	6.81
Shares vested	(6,875)	4.24
Shares forfeited	(1,875)	4.21
Non-vested at September 30, 2017	35,835	$6.45

12. Commitments, Contingencies and Concentrations

Litigation

In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 53.7% and 50.1% of total consolidated net revenues for the three and nine months ended September 30, 2017, respectively. Trade accounts receivable from these customers represented approximately 41.2% of net consolidated receivables at September 30, 2017. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Leases

The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2022. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business.

The Company’s future minimum lease payments for leases at September 30, 2017 are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Remainder 2017	$66	$301
2018	251	1,759
2019	116	1,735
2020	-	1,507
2021	-	1,378
Thereafter	-	1,066
Total minimum lease payments	$433	$7,746
Less: Amount representing interest	(19)
Present value of minimum lease payments	414
Less: Current maturities	(240)
Capital lease obligations, net of current portion	$174

13. Business Segment Information

As of September 30, 2017, the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. Cinema operations include the sale of digital projection equipment, screens and sound systems. Digital Media operations include the delivery of end to end digital signage solutions, video communication solutions, content creation and management and service of digital signage and digital cinema equipment. The Company allocates resources to business segments and evaluates the performance of these segments based upon reported segment operating profit. The Company records intersegment sales at cost and has eliminated all significant intersegment sales in consolidation. The results of discontinued operations are excluded from the Cinema segment information below.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
	(in thousands)
Net revenue
Cinema	$8,681	$11,070	$27,606	$32,085
Digital Media	11,087	7,911	29,518	25,411
Other	13	—	22	—
Total segment net revenue	19,781	18,981	57,146	57,496
Eliminations	(222)	(313)	(261)	(1,156)
Total net revenue	$19,559	$18,668	$56,885	$56,340

Operating income (loss)
Cinema	$2,438	$2,205	$6,704	$8,318
Digital Media	505	(61)	(205)	884
Other	(98)	—	(289)	—
Total segment operating income	2,845	2,144	6,210	9,202
Unallocated general and administrative expenses	(2,297)	(1,887)	(7,090)	(5,869)
Other (expense) income
Interest, net	(51)	18	(66)	18
Cinema - foreign currency transaction (loss) gain	(216)	82	(438)	(958)
Digital Media - foreign currency transaction (loss) gain	(90)	(59)	28	(24)
Cinema - excess distribution from joint venture	-	—	—	502
Cinema - other	(35)	(5)	(24)	45
Digital Media - other	—	(2)	—	(9)
Change in value of marketable securities - Corporate asset	—	(34)	—	(400)
Total other expense	(392)	—	(500)	(826)
Earnings (loss) before income taxes and equity method investment (loss) income	$156	$257	$(1,380)	$2,507

(In thousands)	September 30, 2017	December 31, 2016
Identifiable assets, excluding assets held for sale
Cinema	$26,117	$29,881
Digital Media	20,535	19,272
Corporate Assets	17,746	13,098
Total	$64,398	$62,251

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net revenue
United States	$15,349	$14,643	$44,648	$44,184
China	1,646	1,518	4,543	4,316
Latin America	461	377	1,263	1,352
Canada	1,365	1,399	4,372	3,676
Mexico	425	472	1,164	1,816
Europe	250	196	427	788
Asia (excluding China)	-	45	216	70
Other	63	18	252	138
Total	$19,559	$18,668	$56,885	$56,340

(In thousands)	September 30, 2017	December 31, 2016
Identifiable assets, excluding assets held for sale
United States	$42,815	$40,255
Canada	21,583	21,996
Total	$64,398	$62,251

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 and the following risks and uncertainties: the Company’s ability to expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

Ballantyne Strong, Inc. (“BTN”, “Ballantyne”, “the Company”, “we”, “our” and “us”) is a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. The Company and its subsidiaries design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service.

We conduct our operations through two primary business segments: Cinema and Digital Media. The Cinema segment provides a full range of product solutions primarily for the theater exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays and sound systems. The Digital Media segment delivers solutions and services across two primary markets: digital out-of-home and cinema. While there is digital signage and cinema equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 48% of our revenues for the nine months ended September 30, 2017 were from Cinema and approximately 52% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the condensed consolidated financial statements.

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

Results of Operations:

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

Net revenues during the three months ended September 30, 2017 increased 4.8% to $19.6 million from $18.7 million during the three months ended September 30, 2016.

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Cinema	$8,681	$11,070
Digital Media	11,087	7,911
Other	13	-
Total segment revenues	19,781	18,981
Eliminations	(222)	(313)
Total net revenues	$19,559	$18,668

Cinema

Sales of cinema products and services decreased 21.6% to $8.7 million in the third quarter of 2017 from $11.1 million in the third quarter of 2016. This decrease was driven by decreased sales of projectors, lamp products and screen support systems, partially offset by slight increases in sales of screens and digital parts. In July 2017, we terminated our distributorship for certain cinema lamp products due to the very low margins earned on these products, and we expect this to result in a further decrease in revenues. The lamp products were expected to generate approximately $1.5 million in revenues during the fourth quarter of 2017.

Digital Media

Sales of digital media products and services increased 40.1% to $11.1 million in the third quarter of 2017 from $7.9 million in the third quarter of 2016. This increase was driven by increased sales of digital signage equipment and installation services.

Export Revenues

Sales outside the United States (primarily from the cinema segment) increased to $4.2 million in the third quarter of 2017 from $4.0 million a year ago resulting primarily from increased sales in China and Latin America. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit increased to $5.3 million, or 27.2% as a percentage of revenues, in the third quarter of 2017 compared to $4.4 million, or 23.4% as a percentage of revenues, in the third quarter of 2016. Gross profit in the cinema segment increased to $3.1 million, or 35.2% as a percentage of revenues, in the third quarter of 2017 from $2.7 million, or 24.8% as a percentage of revenues, in the third quarter of 2016. This increase in gross margin as a percentage of revenue was driven by product mix, as screen sales, which carry a higher margin, comprised a greater percentage of total revenue. Gross margin percentage was also impacted by higher screen warranty expense in the third quarter of the prior year. Gross profit dollars in the cinema segment are not expected to be significantly impacted by our termination of our cinema lamp product distributorship discussed above, due to the very low margins that we earned on the lamps.

The gross profit in the digital media segment increased to $2.2 million, or 20.3% as a percentage of revenues, in the third quarter of 2017 from $1.6 million or 20.6% as a percentage of revenues in the third quarter of 2016. The increase in gross profit dollars was driven by the increases in revenue described above.

Selling Expenses

Selling expenses increased 15.1% to $1.3 million in the third quarter of 2017 compared to $1.1 million a year-ago and as a percentage of revenues increased to 6.6% from 6.0% a year-ago. The increase in selling expenses was primarily due to a $0.1 million increase in employee-related costs, along with higher external commission and tradeshow expenses.

Administrative Expenses

Administrative expenses increased 16.1% to $3.5 million in the third quarter of 2017 from $3.0 million in the third quarter of 2016 and as a percent of total revenue increased to 17.8% in the third quarter of 2017 from 16.0% in the third quarter of 2016. This increase was primarily driven by a $0.3 million increase in consulting and software licensing costs associated with our CRM and ERP systems implementation and $0.2 million in bad debt expense, partially offset by a decrease of $0.2 million in employee-related costs primarily due to lower bonus expense.

Other Financial Items

The third quarter of 2017 includes total other expense of $0.4 million primarily consisting of foreign currency transaction losses. Other expense during the third quarter of 2016 was insignificant.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

The third quarter of 2017 includes equity method investment losses of $0.8 million, consisting of a $1.0 million loss from Itasca, partially offset by income of $0.2 million from PIH and $0.1 million from RELM. Equity method investment income in the third quarter of 2016 was not significant.

As a result of the items outlined above, we generated net losses from continuing operations of approximately $1.0 million and basic and diluted losses per share from continuing operations of $0.07 in the third quarter of 2017, compared to net losses from continuing operations of $0.5 million and basic and diluted losses per share from continuing operations of $0.03 in the third quarter of 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues

Net revenues during the nine months ended September 30, 2017 increased 1.0% to $56.9 million from $56.3 million during the nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cinema	$27,606	$32,085
Digital Media	29,518	25,411
Other	22	-
Total segment revenues	57,146	57,496
Eliminations	(261)	(1,156)
Total net revenues	$56,885	$56,340

Cinema

Sales of cinema products and services decreased 14.0% to $27.6 million in the first nine months of 2017 from $32.1 million in the first nine months of 2016. This decrease was driven by lower sales of digital projectors, lamps and screens, partially offset by higher sales of digital displays, digital parts and servers.

Digital Media

Sales of digital media products and services increased 16.2% to $29.5 million in the first nine months of 2017 from $25.4 million in the first nine months of 2016. This increase was driven by increased installation, digital signage as a service (“DSaaS”) and nonrecurring maintenance revenues, partially offset by decreased recurring maintenance contract revenue.

Export Revenues

Sales outside the United States (primarily from the cinema segment) increased slightly to $12.2 million for the first nine months of 2017 from $12.1 million in 2016. Increased sales in Canada and Asia were mostly offset by decreased sales in Mexico and Europe. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Consolidated gross profit was $15.0 million, or 26.4% as a percentage of revenues, in the first nine months of 2017 and $15.8 million, or 28.0% as a percentage of revenues, in the first nine months of 2016. Gross profit in the cinema segment decreased to $8.7 million, or 31.4% as a percentage of revenues, in the first nine months of 2017 from $10.0 million, or 31.2% as a percentage of revenues, in the first nine months of 2016. The decrease in gross margin dollars was caused by the lower revenues described above.

The gross profit in the digital media segment increased to $6.3 million, or 21.5% of revenues, in the first nine months of 2017 from $5.8 million, or 22.7% of revenues, in the first nine months of 2016. The increase in gross margin dollars was caused by the higher revenues described above, while the slight decrease in gross margin percentage was caused by lower margins on nonrecurring maintenance revenue.

Selling Expenses

Selling expenses increased 27.4% to $4.2 million in the first nine months of 2017 compared to $3.3 million in the first nine months of 2016 and as a percentage of revenues increased to 7.4% from 5.9% in the same period of the prior year. The increase in selling expenses was primarily due to increased employee-related costs and external commissions.

Administrative Expenses

Administrative expenses increased 28.3% to $11.7 million in the first nine months of 2017 from $9.1 million in the first nine months of 2016, and as a percentage of total revenue increased to 20.6% in the first nine months of 2017 from 16.2% in the first nine months of 2016. This increase was driven by a $0.9 million increase in consulting and software licensing costs associated with our CRM and ERP systems implementation, $0.7 million in bad debt expense, a $0.8 million increase in audit and legal expenses primarily related to the restatement of our 2016 financial statements and our internal control remediation efforts and a $0.2 million increase in employee-related costs.

Other Financial Items

The first nine months of 2017 includes total other expense of $0.5 million, consisting primarily of foreign currency transaction losses and interest expense. The first nine months of 2016 includes total other expense of $0.8 million, primarily consisting of $1.0 million of net losses on foreign currency transactions and $0.4 million of decrease in market value of marketable securities, partially offset by $0.5 million of excess joint venture distributions recognized as income.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction.

The first nine months of 2017 includes equity method investment income of $1.5 million, consisting of $1.3 million from Itasca and $0.2 million from PIH. The first nine months of 2016 included equity method investment income of $0.1 million, consisting of $0.2 million from RELM, partially offset by losses of $0.1 million on Itasca.

As a result of the items outlined above, we generated net losses from continuing operations of approximately $2.6 million and basic and diluted losses per share from continuing operations of $0.18 in the first nine months of 2017, compared to net income from continuing operations of $0.5 million and basic and diluted earnings per share from continuing operations of $0.03 for the first nine months of 2016.

Results of Discontinued Operations

Our discontinued operations related to our former China Operations generated an after tax loss of $49 thousand and negligible basic and diluted loss per share in the first nine months of 2017, compared to an after tax loss of $0.7 million and basic and diluted loss per share of $0.05 in the first nine months of 2016.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows. We believe that our existing sources of liquidity, including cash and cash equivalents, credit facilities and operating cash flow, will be sufficient to meet our projected capital needs for the foreseeable future. On April 27, 2017, we entered into a debt agreement with a bank consisting of 1) a $2 million five-year term loan secured by a first lien deed of trust on our Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022 and 2) a line of credit of up to $1 million secured by a second lien deed of trust on our Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% and with a term ending May 10, 2018. Under the debt agreement, we must maintain a ratio of total liabilities to tangible net worth not in excess of 3 to 1 and maintain minimum liquidity of $2 million. At September 30, 2017, the balance of the term loan including current maturities was $1.98 million. We also had outstanding borrowings on our line of credit of $0.5 million and had the ability to borrow up to an additional $0.5 million. At September 30, 2017, we were in compliance with our debt covenants.

On September 5, 2017, our Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million (approximately USD$2.8 million) subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million (approximately USD$4.8 million) and a 5-year installment loan for up to CDN$500,000 (approximately USD$400,000). Amounts outstanding under the line of credit are payable on demand and will bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans will bear interest at the prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million (approximately USD$6.4 million). There were no borrowings outstanding at September 30, 2017 on any of the Strong/MDI credit facilities, as Strong/MDI had not yet drawn on the facilities. Strong/MDI was in compliance with its debt covenants as of September 30, 2017.

We ended the third quarter with total cash and cash equivalents of $4.0 million, compared to $7.6 million at December 31, 2016. As of September 30, 2017, $2.5 million of the $4.0 million in cash and cash equivalents was held by our foreign subsidiary. If these funds are needed for our operations in the U.S., we would be required to pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $0.9 million in the first nine months of 2017, which included net losses from continuing operations of $2.6 million and $1.5 million of equity method investment earnings, partially offset by $3.7 million of other net non-cash charges. Changes in working capital decreased cash from operating activities of continuing operations by $0.5 million, primarily due to decreases in accrued expenses and customer deposits, partially offset by increases in accounts payable.

Net cash used in operating activities from continuing operations was $0.5 million in the first nine months of 2016, which included net income from continuing operations of $0.5 million and net non-cash charges totaling $1.8 million. Changes in working capital decreased cash from operating activities of continuing operations by $2.8 million, primarily due an increase in inventories and a decrease in current income taxes payable. Inventories increased $0.7 million primarily due to timing of customer orders at the end of the quarter. Current income taxes decreased $1.7 million primarily due to payments for Canadian income taxes.

Net cash used in operating activities of discontinued operations was $0.1 million in the first nine months of 2017 compared to $1.6 million in the first nine months of 2016, as the significant discontinued operations were divested in the fourth quarter of 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.2 million in the first nine months of 2017 primarily due to $2.5 million used in purchases of equity securities and $2.9 million for capital expenditures. Net cash used in investing activities amounted to $5.0 million in the first nine months of 2016 primarily due to $4.1 million used in purchases of equity securities and $1.1 million for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.2 million in the first nine months of 2017 due to $2.5 million of proceeds from issuance of debt, offset slightly by $0.1 million of treasury stock purchases and $0.2 million of capital lease payments.

Net cash used in financing activities in the first nine months of 2016 was $0.3 million and primarily for purchase of treasury stock and payments on capital leases.

The effect of changes in foreign exchange rates from continuing operations increased cash and cash equivalents by $0.3 million and $0.8 million in the first nine months of 2017 and 2016, respectively.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments under these arrangements are summarized below along with our other contractual obligations (in thousands):

Contractual Obligations	Total	Remaining in 2017	2018-2019	2020-2021	Thereafter
	(Amounts in thousands)
Long-term debt, including current maturities	$2,372	$38	$306	$306	$1,722
Short-term debt	631	54	577	-	-
Postretirement benefits	122	6	30	30	56
Capital leases	433	66	367	-	-
Operating leases	7,746	301	3,494	2,885	1,066
Contractual cash obligations	$11,304	$465	$4,774	$3,221	$2,844

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for our year ended December 31, 2016. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the nine months ended September 30, 2017.

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

Interest Rates—Interest rate risks from our interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivables, recorded at fair value, bearing interest rates of 15% and long-term debt with an interest rate of 4.5%. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value of the notes receivable through our statement of operations.

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

Equity Price Risk—We are exposed to price risk related to our investments in equity securities. At September 30, 2017, our carrying value of investments in equity securities aggregated $17.6 million, all of which were accounted for using the equity method. The fair value of these investments was $16.0 million at September 30, 2017. A change in the equity price of the equity method investments would result in a change in the fair value or economic value of such securities.

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

During the fourth quarter of fiscal 2016, we implemented a new integrated Customer Relationship Management (CRM) system and a new enterprise resource planning (ERP) system including inventory management and financial reporting modules that will upgrade and standardize our information systems. We have completed the implementation with respect to some of our subsidiaries and plan to continue to roll out the CRM and ERP system modules over the next year for certain of our other subsidiaries. Therefore, as appropriate, we modified the design and are still in the process of updating certain documentation of internal control processes and procedures to supplement and complement existing internal controls over financial reporting to accommodate the system changes. The CRM and ERP resulted in changes that materially affected our system of internal control over financial reporting during the three months ended December 31, 2016. As a result, our controls over system access were not fully aligned with our functional segregation of duties. During the nine months ended September 30, 2017, we made progress in aligning our system access with our functional segregation of duties for certain of our subsidiaries. However, our system access was not yet fully aligned with our functional segregation of duties as of September 30, 2017.

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

During the nine months ended September 30, 2017, we engaged a consulting firm to assist us in evaluating our internal controls, including controls over cutoff for maintenance service revenues and updating our documentation, including documentation related to arrangements with customers involving multiple deliverables. This engagement is expected to continue into late 2017. During the nine months ended September 30, 2017, we implemented additional controls to address deficiencies regarding revenue recognition. We expect to fully remediate the above-mentioned material weaknesses before the end of the fiscal year ending December 31, 2017.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change during the fiscal quarter for the period covered by this report and have concluded that, except for controls implemented to address the deficiencies as described above, there has been no other change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended September 30, 2017. As of September 30, 2017, there were 637,006 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Document Description	Form	Exhibit	Filing Date	Filed Herewith

10.1		Credit Agreement, executed as of September 5, 2017, by and between Strong/MDI Screen Systems, Inc., as Borrower, and Canadian Imperial Bank of Commerce, as Lender.	8-K	10.1	9-8-17

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101		The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.				X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Lance V. Schulz
	D. Kyle Cerminara,		Lance V. Schulz,
	Chairman of the Board of Directors and Chief		Senior Vice President and Chief Financial Officer
	Executive Officer (Principal Executive Officer)		(Principal Financial Officer and Principal
Accounting Officer)

Date:	November 7, 2017	Date:	November 7, 2017

