Form 10-K/A
period 2017-12-31
BALLANTYNE STRONG, INC.
filed 2018-04-02
CIK 946454

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

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 30, 2017 was $63,729,857. The Company does not have any non-voting common equity. As of March 23, 2018, 14,422,090 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

		Page No.
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	4
	Signatures	5

2

Explanatory Paragraph

On March 15, 2018, Ballantyne Strong, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Report”). As disclosed in the report, the Company had two equity method investments that met the conditions of a “significant subsidiary” under Rule 1-02(w) of Regulation S-X as of December 31, 2017.

Amendment No. 1 to the Report is being filed solely to include the separate financial statements of Itasca Capital, Ltd. (“Itasca”) as provided in Exhibit 99.1 attached hereto. Itasca met the conditions of a significant subsidiary as a result of its allocated income exceeding 20% of the Company’s pre-tax loss from continuing operations for the year ended December 31, 2017. The Company’s investment in 1347 Property Insurance Holdings, Inc. (“PIH”) met the conditions of a significant subsidiary as a result of the Company's proportionate share of its total assets exceeding 20% of the Company’s total assets as of December 31, 2017. However, financial statements are only required to be filed for equity method investments that meet the investment or income tests under Rule 1-02(w) of Regulation S-X. Therefore, the Company is not required to file the separate financial statements of PIH. In connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

Item 15 is the only portion of the Report being supplemented or amended by this Form 10-K/A. Except as described above, this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

3

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Document Description	Filed Herewith

23.1	Consent of BDO USA, LLP	X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Itasca Capital, Ltd. Consolidated Statements of Financial Position as of December 31, 2017 and 2016, and Consolidated Statements of Profit or Loss and Other Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.	X

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ballantyne Strong, Inc.

By:	/s/ LANCE V. SCHULZ
Lance V. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 2, 2018

5