Form 10-K/A
period 2017-12-31
BALLANTYNE STRONG, INC.
filed 2018-04-26
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 30, 2017 was $63,729,857. The Company does not have any non-voting common equity. As of April 16, 2018, 14,422,090 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Paragraph

On March 15, 2018, Ballantyne Strong, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Report” or “Form 10-K”). This Amendment No. 2 updates Part III to contain certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

As used in this Amendment, the terms “Ballantyne,” the “Company,” “we,” or “us” refer to Ballantyne Strong, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2018 Annual Meeting and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal.

D. Kyle Cerminara, age 40, has been a director since February 2015, the Company’s Chairman since May 2015 and the Company’s Chief Executive Officer since November 2015. Since April 2012, Mr. Cerminara has also served as the CEO, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, Mr. Cerminara is Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC, which position he has held since December 2012. Mr. Cerminara also serves as President and Trustee of StrongVest ETF Trust and Chief Executive Officer of StrongVest Global Advisors, LLC. StrongVest Global Advisors, LLC, a wholly-owned subsidiary of Ballantyne Strong, is an investment advisor, and Capital Wealth Advisors is a sub-advisor, to CWA Income ETF, an exchange-traded fund and series of StrongVest ETF Trust. Mr. Cerminara is a member of the Board of Directors of a number of publicly held companies focused in the technology, insurance and communications sectors, including RELM Wireless Corporation (NYSE American: RWC), a publicly traded manufacturer, since July 2015, 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance, since December 2016, and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly traded investment firm, since June 2016. Mr. Cerminara was also appointed chairman of RELM Wireless Corporation in March 2017. He also served on the Board of Directors of Iteris, Inc. (Nasdaq: ITI), a provider of intelligent information solutions for traffic management, from August 2016 to November 2017, and Magnetek, Inc., a publicly traded manufacturer, in 2015. He also serves on the Board of Directors of Blueharbor Bank. Prior to co-founding FGI and partnering with Capital Wealth Advisors, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA from the Darden School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara brings to the Board the perspective of one of the Company’s most significant stockholders. He also has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies, and operational experience as our CEO, which qualify him to serve on our Board of Directors.

Samuel C. Freitag, age 62, has been an independent private investor since January of 2004. From July 2002 to December 2003, he was President of McCarthy Capital Corporation, a private equity fund manager of approximately $300 million in capital. From 1986 until 1997, he held various positions with George K. Baum Merchant Bank, LLC, including serving as Senior Managing Director and Director, Investment Banking. Mr. Freitag has served as a director of Ballantyne since June 2011. Mr. Freitag’s investment banking experience and service on other boards of directors provide him the executive experience and knowledge to qualify him to serve on our Board of Directors.

William J. Gerber, age 60, served as Chief Financial Officer of TD Ameritrade Holding Corporation (Nasdaq: AMTD) (TD Ameritrade), a provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors, from October 2006 to October 2015. In May 2007, he was named Executive Vice President of TD Ameritrade. In his role as Chief Financial Officer, he oversaw investor relations, business development, certain treasury functions and finance operations, including accounting, business planning and forecasting, external and internal reporting, tax and competitive intelligence. From May 1999 until October 2006, he served as the Managing Director of Finance at TD Ameritrade, during which time he played a significant role in evaluating merger and acquisition opportunities. Prior to joining TD Ameritrade, he served as Vice President of Acceptance Insurance Companies, Inc., where he was responsible for all aspects of mergers and acquisitions, investment banking activity, banking relationships, investor communications and portfolio management. Prior to joining Acceptance, Mr. Gerber spent eight years with Coopers & Lybrand, now known as PricewaterhouseCoopers, serving as an audit manager primarily focusing on public company clients. Mr. Gerber was named to Institutional Investor Magazine’s All-America Executive Team as one of the top three CFOs in the Brokerage, Asset Managers and Exchanges category (2012 and 2013). He was also named a member of the CNBC CFO Council (2013 and 2014). Since January 2017, he has served on the Board of Directors of Northwestern Mutual Series Fund, a mutual fund company. He has also served on the Board of Directors of the U.S. holding company for the Royal Bank of Canada since July 2016 and Streck, Inc., a privately held company, since March 2015. He also serves on the Boys Town National Board of Trustees. He previously served on the Board of Directors for CTMG Inc., a privately held pharmaceutical testing company. Mr. Gerber holds a B.B.A. in Accounting from the University of Michigan. Mr. Gerber is also a CPA in the State of Michigan. Mr. Gerber has served as a director of the Company since May 2015. Mr. Gerber served as Executive Vice President and Chief Financial Officer of TD Ameritrade, an online brokerage business, for more than eight years and has extensive financial experience, bringing valuable skills to our Board of Directors.

Lewis M. Johnson, age 48, has served as a director of Ballantyne since May 2016. Mr. Johnson has served as the President, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company, since April 2012. In addition, Mr. Johnson is Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC. Prior to co-founding Fundamental Global Investors, LLC and partnering with Capital Wealth Advisors, Mr. Johnson was a private investor from 2010 to 2012. From 2008 to 2010 Mr. Johnson served as Portfolio Manager and Managing Director at Louis Dreyfus Highbridge Energy. Previously Mr. Johnson was a Senior Vice President, Portfolio Manager and Analyst at Pequot Capital from 2006 to 2007. Prior to joining Pequot Capital, he was a Vice President and Analyst at T. Rowe Price from 2000 to 2006. He worked as an Analyst at Capital Research and Management in 1999 and a Vice President at AYSA from 1992 to 1998. Mr. Johnson received an MBA from the Wharton School of Business at the University of Pennsylvania in addition to a MA in Political Science and a BA in International Studies from Emory University, where he graduated Magna Cum Laude and was a member of Phi Beta Kappa. Mr. Johnson has served on the Board of Directors of RELM Wireless Corporation (NYSE American: RWC), a publicly traded manufacturer, since May 2016, and on the Board of Directors of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance, since April 2017. Mr. Johnson brings to the Board the perspective of one of the Company’s most significant stockholders. He has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Charles T. Lanktree, age 68, has served as President and Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs, since 2012. Since 1997, Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree currently serves on the Board of Directors of Eggland’s Best, Inc. and several of its affiliates. He has also served on the board of directors of RELM Wireless Corporation (NYSE American: RWC), a publicly traded manufacturer, since March 2017. From 2010 to 2013, he served on the Board of Directors of Eurofresh Foods, Inc., a privately held company, and from 2004 to 2013, he was on the Board of Directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company and Beech-Nut Foods Corporation. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s College. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977. Mr. Lanktree has served as a director of Ballantyne since May 2015. Mr. Lanktree’s 25 years of experience in consumer marketing and retail operations and his extensive experience as a Chief Executive Officer, coupled with his knowledge and insight of the retail industry, including distribution and franchising operations, qualifies him to serve on our Board of Directors.

Robert J. Roschman, age 52, has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman currently serves on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. He has served as a director of the Company since May 2015. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

James C. Shay, age 54, is the Executive Vice President and Chief Financial Officer for Hallmark Cards, Inc., a retailer of greeting cards and gifts, which position he has held since January 2016. Prior to that, he was Executive Vice President – Finance at Hallmark since August 2015. Previously, Mr. Shay served as Senior Vice President, Finance and Strategic Planning, and Chief Financial Officer for Great Plains Energy, Inc. (NYSE: GXP), a public utility holding company, and Kansas City Power & Light Company, an electric utility company, from 2010 to 2015, Chief Financial Officer for Northern Power Systems from 2009 to 2010, Managing Director of Frontier Investment Bank from 2007 to 2009, Chief Financial Officer for Machine Laboratory, LLC (after its acquisition from BOA) from 2004 to 2006 and in various positions with BHA from 1992 until its acquisition of Machine Laboratory LLC in 2004. Mr. Shay is a Certified Public Accountant. Mr. Shay has served as a director of Ballantyne since May 2012. He is also a member of the MRI Global Board of Trustees and its Finance and Audit Committee, the University of Kansas School of Business Advisory Board and the University of Kansas Hospital Advancement Board. He previously served on the Board of Directors of Crown Media Holdings, Inc. (formerly, Nasdaq: CRWN). Mr. Shay’s extensive background in finance and accounting as well as his executive experience qualify him to serve on our Board of Directors.

Ndamukong Suh, age 31, is an independent private investor. Mr. Suh holds ownership interests in several real estate development projects across Michigan, Nebraska, Oregon and Colorado. Mr. Suh is the Founder and a director of the Ndamukong Suh Family Foundation. He is also a professional athlete, with the Los Angeles Rams, a National Football League (“NFL”) franchise. Prior to joining the Los Angeles Rams, he was with the NFL’s Miami Dolphins from 2015 to 2017 and Detroit Lions from 2010 to 2014. He currently serves on the Board of Directors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska. Mr. Suh has served as a director of Ballantyne since January 2016. Our Board of Directors believes that Mr. Suh’s well cultivated business and personal network adds unique value to the Company, which, coupled with his extensive experience as an investor, allows him to evaluate strategic opportunities and qualifies him to serve on our Board of Directors.

CORPORATE GOVERNANCE

The Board of Directors operates pursuant to the provisions of the Certificate of Incorporation and Bylaws and has also adopted several corporate governance policies to address significant corporate governance issues. Our Code of Ethics, Audit Committee Charter, Nominating and Corporate Governance Committee Charter, and Compensation Committee Charter are available on our website at www.ballantynestrong.com under the tab “Investors” and then the “Corporate Governance” tab.

Board Leadership Structure and Role of the Board in Risk Oversight

D. Kyle Cerminara is the Company’s Chief Executive Officer and Chairman of the Board of Directors. Mr. Cerminara represents the Company’s largest stockholder, which, together with its affiliates, holds 28.2% of the voting and economic interest in the Company. As such, Mr. Cerminara may be deemed to be the Company’s controlling stockholder. It is Mr. Cerminara’s opinion that a controlling stockholder who is active in the business, as is currently the case, should hold both the roles of Chief Executive Officer and Chairman, setting the tone of the organization, having the ultimate responsibility for all of the Company’s operating and strategic functions, and providing unified leadership and direction to the Board of Directors and the Company’s executive management. This opinion is shared by our Board of Directors. The Board of Directors has not named a lead independent director, but receives strong leadership from all of its members. Our Board committees consist of only independent members, and our independent directors meet at least annually in executive session without the presence of non-independent directors and management. In addition, our directors take active and substantial roles in the activities of our Board at the full board meetings. They are able to propose items for board meeting agendas, and the Board’s meetings include time for discussion of items not on the formal agenda. Our Board believes that this open structure, as compared to a system in which there is a designated lead independent director, facilitates a greater sense of responsibility among our directors and facilitates active and effective oversight by the independent directors of the Company’s operations and strategic initiatives, including any risks.

One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic and operational risk exposure. The Audit Committee has the responsibility to consider and discuss major financial risk exposures and the steps management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also provides oversight of the performance of the internal audit function. The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective Board members and their qualifications. The Compensation Committee, in conjunction with the Audit Committee, assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. Like all businesses, we also face threats to our cybersecurity, as we are reliant upon information systems and the Internet to conduct our business activities. In light of the pervasive and increasing threat from cyberattacks, the Board believes oversight of this risk is appropriately allocated to the Audit Committee. The Audit Committee, with input from management, assesses the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks and periodically reports on the Company’s cybersecurity program to the Board.

Typically, the entire Board meets with management and the applicable Board committees at least annually to evaluate and monitor respective areas of oversight. Both the Board as a whole and the various standing committees receive periodic reports from individuals responsible for risk management, as well as incidental reports as matters may arise. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible. The Board’s role in risk oversight does not affect the Board’s leadership structure. However, our Board’s leadership structure supports such risk oversight by combining the Chairman position with the Chief Executive Officer position, the person with primary corporate responsibility for risk management.

Communication to the Board

Stockholders and other interested parties wishing to communicate with the Board of Directors or a specific director may do so by delivering written correspondence to the Corporate Secretary of the Company at: Attn: Corporate Secretary, Ballantyne Strong, Inc., 11422 Miracle Hills Drive, Suite 300, Omaha, NE 68154. The Corporate Secretary will present the communication to the appropriate director or directors.

Board and Committee Meeting Attendance

The Board of Directors held 12 meetings during 2017. Each director attended at least seventy-five percent (75%) of the aggregate of the total number of board meetings held during the period for which he has been a director and the total number of meetings held by all committees of the Board on which he served during the periods that he served.

All of the directors, with the exception of Mr. Gerber, attended the 2017 Annual Meeting. Other than Mr. Cerminara, none of the directors are expected to attend the Annual Meeting.

BOARD COMMITTEES

The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. The current charters for each of the Committees are available on our website www.ballantynestrong.com under the “Investors” tab and then the “Corporate Governance” tab. The members of the Board committees, as of the date of this Form 10-K/A, are identified in the following table:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
D. Kyle Cerminara*
Samuel C. Freitag	X	X	Chair
William J. Gerber**	Chair	X	X
Lewis M. Johnson			X
Charles T. Lanktree		Chair	X
Robert J. Roschman		X	X
James C. Shay**	X	X	X
Ndamukong Suh

* Chairman of the Board.

** Mr. Shay served as Audit Committee Chairman until immediately following the 2017 Annual Meeting on June 15, 2017, at which time Mr. Gerber was appointed as Chairman.

Audit Committee

The Audit Committee of the Company’s Board of Directors consists of directors Gerber (Chair), Freitag and Shay, who are independent for purposes of serving on the committee under the SEC’s rules and NYSE American’s listing requirements. The Audit Committee acts under a written charter adopted by the Board of Directors. All Audit Committee members are financially literate. The Board of Directors has determined that Messrs. Gerber and Shay are each an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee assists the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company, and performs such other duties as are directed by the Board. The Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. At least annually and generally on a quarterly basis, the Committee reviews and discusses matters separately with management of the Company and with the Company’s independent auditors.

The Committee is directly responsible for the appointment of the independent registered public accounting firm engaged to prepare and issue an audit report on the financial statements and internal controls of the Company and periodically reviews and evaluates their performance and independence from management. All audit and permitted non-audit services are pre-approved by the Committee. The Committee has delegated the responsibility of approving proposed non-audit services that arise between Committee meetings to the Chairman, provided that the decision to approve the services is presented for ratification at the next scheduled Committee meeting. During 2017, the Committee held ten meetings.

Compensation Committee

The Compensation Committee of the Company’s Board of Directors consists of directors Lanktree (Chair), Freitag, Gerber, Roschman and Shay. All members of the Committee are independent for purposes of serving on the committee under the NYSE American’s listing requirements and applicable SEC and tax regulations. The Compensation Committee acts under a written charter adopted by the Board of Directors. The Committee functions include, but are not limited to:

●	Determining the compensation of the Chief Executive Officer;

●	Overseeing all other executive officers’ compensation, including salary and payments under the Company’s incentive and stock plans;

●	Administering the Company’s stock compensation plans, including approving all individual grants and awards under these plans; and

●	Reviewing compensation for non-employee directors and recommending changes to the Board.

The Committee may delegate its authority to a subcommittee of its members. Further discussion of the Compensation Committee can be found under the heading “Compensation Discussion and Analysis.” The Committee held seven meetings during 2017.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are directors Freitag (Chair), Gerber, Johnson, Lanktree, Roschman and Shay. All members of the Nominating and Corporate Governance Committee are independent for purposes of serving on the committee under the NYSE American’s listing requirements. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors. The functions of the Committee include, among other items, overseeing all aspects of the Company’s corporate governance functions including compliance with significant legal, ethical and regulatory requirements. The Nominating and Corporate Governance Committee also reports to, and assists, the Board of Directors in identifying individuals for membership to the Board and recommends to the Board the director nominees for the next Annual Meeting of Stockholders. The Nominating and Corporate Governance Committee held two meetings during 2017.

Director Nomination Process—The Nominating and Corporate Governance Committee believes that the Company is well-served by its current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Committee will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election or if a vacancy occurs between annual stockholder meetings, the Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based upon input from the members of the Board, senior management of the Company and, if the Committee deems appropriate, a third-party search firm.

Candidates will be chosen for their ability to represent all of the stockholders, and for their character, judgment, fairness and overall ability. As a group, they are expected to set the appropriate policy for the Company, and to bring to the Board of Directors broad experience in business matters and an insight and awareness of the appropriate and ever-changing role that corporations should have in society. Because the advice of those facing similar issues is of particular value, executive officers of other corporations are desirable candidates. Ballantyne does not have a set policy or process for considering “diversity”, however that term may be defined, in identifying nominees. However, the Nominating and Governance Committee strives to identify and recruit individuals whose diverse talents, experiences and backgrounds enhance the inclusive environment in which the Board currently functions. The Committee relies upon its judgment of the foregoing general criteria and the following personal criteria in selecting candidates for nomination to the Board of Directors:

●	Independence and absence of conflicts of interest;

●	Honesty, integrity and accountability;

●	Substantial business experience with a practical application to the Company’s needs;

●	Willingness to ask tough questions in a constructive manner that adds to the decision making process of the Board;

●	Demonstrated ability to think strategically and make decisions with a forward looking focus;

●	Ability to assimilate relevant information on a broad range of topics;

●	Willingness to express independent thought;

●	Team player;

●	Willingness to make a strong commitment of time and attention to the Board’s processes and affairs; and

●	Ability to commit to Company stock ownership.

The Nominating and Corporate Governance Committee will also consider proposals for nominees for director from stockholders which are made in writing to the Corporate Secretary of the Company and comply with Bylaw requirements. The recommendation must contain sufficient background information concerning the nominee to enable a proper judgment to be made as to his or her qualifications. Recommendations must also include a written statement from the candidate expressing a willingness to serve.

EXECUTIVE OFFICERS

The following is a list of the names and ages of the current executive officers of the Company, their business history and their term of office with the Company.

Name	Age	Position and Principal Occupation	Officer Since
D. Kyle Cerminara	40	Director since February 2015, Chairman since May 2015 and Chief Executive Officer since November 2015. CEO, Co-Founder and Partner of Fundamental Global Investors, LLC and Co-Chief Investment Officer of Capital Wealth Advisors. For additional information, see the section titled “Board of Directors.”	2015

Lance V. Schulz	50	Senior Vice President, Chief Financial Officer and Treasurer. Served as Managing Director, Accounting for TD Ameritrade Holding Corporation (Nasdaq: AMTD), a publicly traded U.S. securities broker/dealer, where he managed accounting, corporate tax and external reporting functions, from 2007 to 2016. Prior to that, he served as Director, External Reporting, for TD Ameritrade Holding Corporation from 2000 to 2007. Mr. Schulz served as a consultant for publicly-traded and privately-held companies on finance, technical accounting and SEC financial reporting matters from 2016 until his employment with the Company. Prior to TD Ameritrade, he held positions with Werner Enterprises, Inc. (Nasdaq: WERN), a publicly traded global transportation provider of freight management and supply chain solutions, including Director of Accounting from 1996 to 2000 and Manager of Financial Reporting from 1994 to 1996. From 1990 to 1994, he was a Senior Associate at Coopers & Lybrand (now known as PricewaterhouseCoopers). Mr. Schulz holds a B.S.B.A. in Accounting from the University of Nebraska-Omaha. He is a CPA (inactive) and a member of the American Institute of Certified Public Accountants and the Nebraska Society of Certified Public Accountants.	2017

Ray F. Boegner	68	President of Cinema; previously Senior Vice President and Senior Vice President of Sales; Vice President of Sales prior to November 1996; joined Company in 1985.	1997

Stephen L. Schilling	53	President of Digital Media. Since 2011 he has served as Managing Partner of S2 Ventures, LLC, a management consulting company that works with technology companies. From 2007 to 2011, he served as President and CEO of Cypress Communications, a provider of premium in-building broadband communications services. From 1998 to 2006, he served as President, CEO and Founder of Netfice Communications.	2015

ADDITIONAL INFORMATION

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Ballantyne believes that all persons subject to these reporting requirements filed the required reports on a timely basis during 2017.

Code of Ethics

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

In this section of the Form 10-K/A, we discuss in detail our executive compensation program for 2017 for our Named Executive Officers (also referred to as the “NEOs”), consisting of our principal executive officer, the two individuals who each served during a portion of 2017 as our chief financial officer, and our other executive officers who were employed as of December 31, 2017. Our NEOs for 2017 are as follows:

●	D. Kyle Cerminara, Chairman and Chief Executive Officer;

●	Lance V. Schulz, Senior Vice President, Chief Financial Officer and Treasurer (since March 29, 2017);

●	Ryan M. Burke, former Senior Vice President, Chief Financial Officer and Treasurer (until March 29, 2017);

●	Ray F. Boegner, President of Cinema; and

●	Stephen L. Schilling, President of Digital Media.

Our executive compensation program is continuing to evolve, as the Company continues the transition that began in 2015, when we settled a proxy contest with Fundamental Global Investors, LLC, and our Board of Directors (which was reconstituted in connection with the settlement of the proxy contest) elected Mr. Cerminara to serve as a director and Chairman of the Board, then as Executive Chairman, and then (since November 2015) as our Chief Executive Officer. Since 2015, there have been significant changes in the composition of our Board of Directors and the Compensation Committee, as well as significant changes to our senior management, including Messrs. Cerminara and Schilling joining the Company in 2015, Mr. Boegner being promoted to the newly created position of President of our Cinema business in 2015, and Mr. Schulz joining the Company to succeed Mr. Burke as our Senior Vice President, Chief Financial Officer and Treasurer, effective March 29, 2017.

This Compensation Discussion and Analysis (this “CD&A”) describes decisions made by the Compensation Committee during 2017 with respect to our executive compensation program. However, our Board and Compensation Committee are continuing to evaluate our compensation policies and practices in light of our business and management transition, and we expect that our compensation practices will continue to evolve as the Compensation Committee reviews and refines our compensation philosophy and policies.

Compensation Philosophy

The Compensation Committee makes compensation decisions with respect to our executive officers on an individual basis based upon a number of factors, including, but not limited to, the provisions of any existing employment contract with an executive officer, evaluation of the executive officer’s performance, the level of responsibility associated with the executive officer’s position, recruitment requirements and the performance of the Company. Prior to making compensation decisions with respect to our executive officers, the Compensation Committee takes into account the recommendations of our Chief Executive Officer and our other Board members. In determining and reviewing 2017 executive compensation, the Compensation Committee also consulted available information previously provided by Compensation Resources, Inc. (“Compensation Resources”) regarding companies of similar size and structure as well as industry data. The Compensation Committee’s key objectives in structuring our executive compensation programs are to attract and retain talented individuals who are critical to the Company’s long-term success and to align our executives’ pay with Company performance and the interests of our stockholders.

Say-on-Pay Vote

In making decisions regarding our executive compensation program, the Compensation Committee and our Board of Directors have considered the results of our 2017 stockholder advisory vote on executive compensation (or “say-on-pay” vote), through which our stockholders expressed approval of our NEOs’ compensation by votes of approximately 83% of the votes cast by our stockholders at the 2017 Annual Meeting. Based on those results, the Compensation Committee concluded that it was not necessary to make any substantial revision to our executive compensation program as a result of the say-on-pay voting results. However, as noted above, the Compensation Committee continues to review and evaluate the Company’s compensation philosophy, policies and structure.

At the 2017 Annual Meeting, our stockholders also cast an advisory vote in favor of an annual frequency for future say-on-pay votes. The Compensation Committee and our Board of Directors reviewed the results of this separate advisory vote and have determined to continue to hold say-on-pay votes on an annual basis. As a result, at the 2018 Annual Meeting, our stockholders will again have the opportunity to cast a say-on-pay vote to approve the compensation of our NEOs, as disclosed in this Form 10-K/A.

Elements of Executive Compensation

The Company’s current executive compensation program for our NEOs reflects a relatively uncomplicated structure, the principal elements of which are discussed below.

Base Salary

The base salaries of our executive officers are intended to reflect their individual contributions to the Company. Base salaries are reviewed annually and may be changed based on the individual’s performance, changes in roles and responsibilities or a change in competitive pay levels in the marketplace.

The Compensation Committee reviews and establishes the base salary of all executive officers based on independent competitive data, the executives’ leadership in establishing performance standards in the conduct of the Company’s business, and the Compensation Committee’s expectation as to the executives’ future contributions in directing the long-term success of the Company and its business.

On February 28, 2017, in recognition of their contributions and long-term value to the Company and internal pay equity considerations, the Compensation Committee approved increases to the annual base salaries of Messrs. Cerminara and Boegner for 2017. Mr. Cerminara’s 2017 annual base salary was increased from $150,000 to $225,000 and Mr. Boegner’s 2017 annual base salary was increased from $225,000 to $275,000. The adjustments were effective as of March 1, 2017. As part of Mr. Boegner’s salary increase, his auto allowance of $1,000 per month was eliminated effective as of March 1, 2017.

Mr. Schulz’s base salary of $250,000 was negotiated as part of his employment agreement at the time of his hiring as Senior Vice President, Chief Financial Officer and Treasurer.

The base salaries of Messrs. Burke and Schilling remained unchanged during 2017, at $170,000 and $275,000, respectively.

Discretionary Bonuses

We have used discretionary bonuses to reward the performance of our executive officers, including our NEOs, for their contributions to our overall financial and operational performance and to recognize superior performance. We have also paid bonuses to motivate our executives to continue making progress towards the Company’s strategic goals. As part of the annual performance evaluation process, the Compensation Committee determines whether any discretionary bonuses are warranted, and, if so, the amount of the bonus to be granted. After considering a number of factors, including Company and individual performance, the Compensation Committee determined not to pay any discretionary cash bonuses to executive officers for 2017. The Compensation Committee determined to award equity grants to certain executive officers as described below.

Long-Term Incentives

We use long-term incentive equity awards as a part of our executive compensation program, in order to incentivize and reward the achievement of longer-term strategic objectives and align the financial interests of the Company’s executive officers with those of the Company’s stockholders. The Company’s long-term incentive program for our NEOs has consisted of restricted stock awards (or “RSAs”), restricted stock units (or “RSUs”) and nonqualified stock options. Each such type of award, and the reasons it is used, is described below. At the 2017 Annual Meeting, the Company’s stockholders approved the Company’s 2017 Omnibus Equity Compensation Plan, as the successor to our 2010 Long Term Incentive Plan and 2014 Non-Employee Directors’ Restricted Stock Plan, and long-term incentive awards granted after the 2017 Annual Meeting have been made under the 2017 Omnibus Equity Compensation Plan.

Restricted Stock Awards. RSAs represent the transfer of ownership of a certain number of shares of the Company’s common stock, subject to restrictions on transfer and a substantial risk of forfeiture based on the recipient’s continued employment by the Company during the applicable vesting period set out in the award agreement. RSAs are designed primarily to encourage retention of executive officers and key employees.

Restricted Stock Units. RSUs represent a right to receive a specific number of units at the end of the specified period. Each recipient of RSUs has no rights as a stockholder through such RSUs during the restriction period of his RSUs. Settlement of an RSU award is made in cash, shares of stock or some combination thereof, as specified in the applicable award agreement. RSUs are designed to provide retention incentives to our executive officers and key employees.

Nonqualified Stock Options. Nonqualified stock options represent an option to purchase shares of the Company’s common stock at an option price equal to the closing price on the NYSE American of the Company’s common stock on the grant date. The stock options are designed to motivate executives to increase stockholder value as the stock options will only have value if our stockholders also benefit from increasing stock prices.

Mr. Boegner’s 2015 RSU Award

In January 2015, the Compensation Committee granted 20,000 RSUs to Mr. Boegner as a retention incentive. Mr. Boegner’s RSUs generally were scheduled to vest on August 21, 2018 based on Mr. Boegner’s continued employment, but up to 75% of the RSUs could become vested earlier if certain yearly performance hurdles—based on stock performance—were met. Fifty percent of the RSUs had vested prior to 2017 based upon the achievement of the applicable stock performance hurdles, and an additional 25% of the RSUs vested on August 21, 2017 based on the Company’s achievement of a closing stock price on the NYSE American averages of least $4.84 for a 10-day trading period in 2016 and Mr. Boegner’s continued employment until August 21, 2017.

2017 Equity Grants

On February 28, 2017, the Compensation Committee approved grants of stock options and restricted stock to our then-current executive officers under the 2010 Long-Term Incentive Plan based on management’s recommendations and the officers’ performance. The Committee made the following stock option grants to purchase common shares of the Company at the exercise price of $6.50 per share under the 2010 Long-Term Incentive Plan: (i) Mr. Cerminara, 60,000; (ii) Mr. Burke, 15,000 (which have since been forfeited upon Mr. Burke’s termination of employment); (iii) Mr. Boegner, 40,000; and (iv) Mr. Schilling, 40,000. These options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date. The options are subject to the terms and conditions of their respective Stock Option Agreements.

In recognition of their contributions to the business, Mr. Cerminara also received 60,000 restricted shares of the Company’s common stock, and Messrs. Boegner and Schilling each received 10,000 restricted shares of the Company’s common stock, in each case pursuant to the 2010 Long-Term Incentive Plan and the terms and conditions of their respective Restricted Stock Agreements. These shares vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

As a signing bonus and pursuant to the terms of his Employment Agreement, on April 7, 2017 the Company granted Mr. Schulz a stock option to purchase 40,000 shares of the Company at an exercise price of $6.30 per share pursuant to the Company’s 2010 Long-Term Incentive Plan. The option becomes exercisable in four equal annual installments beginning on the first anniversary of the grant date.

2018 Equity Grants

On January 26, 2018, the Compensation Committee approved grants of stock options and RSUs to Messrs. Cerminara, Schulz and Boegner. In making these equity awards, the Committee considered Mr. Cerminara’s relatively low base salary and his contributions to the business, Mr. Schulz’s contributions in strengthening the accounting, finance and financial reporting functions of the Company and the financial performance of the Cinema division led by Mr. Boegner. Each of these executives was granted a stock option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $4.70 per share, under the Company’s 2017 Omnibus Equity Compensation Plan. The stock options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment. The RSU awards to Messrs. Cerminara, Schulz and Boegner each covered 40,000 shares of the Company’s common stock, and those RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

401(k) Retirement Plan

The Company’s executive officers (including the NEOs) are able to participate in the Company’s Retirement and Savings 401(k) Plan (the “401(k) Plan”), which is a combination savings and profit sharing plan designed to qualify under Section 401 of the U.S. Internal Revenue Code. Participation in the 401(k) Plan is generally available to all Ballantyne employees on the same terms. Each participant may defer up to 100% of his or her compensation. The Company may make a discretionary matching contribution equal to a uniform percentage of salary. Each year the Company determines the amount of the discretionary percentage. In 2017, the Company matched 50% of the amount deferred up to 6% of each participating employee’s contribution. Employee contributions to the 401(k) Plan are non-forfeitable. Employer contributions vest annually over three years on the employee’s employment anniversary. Benefits may be distributed to participants or their beneficiaries, as the case may be, in the event of a participant’s death, retirement or other termination of service, or, if the participant so requests, on reaching age 59½. Participants may be eligible to withdraw benefits in case of hardship.

Contributions to the 401(k) Plan made by the Company on behalf of the NEOs are included in the 2017 Summary Compensation Table.

Other Employee Benefits

The Company also provides its executives with certain benefits which are generally available to all employees of the Company, such as excess life and disability insurance. These benefits for the NEOs are included in the 2017 Summary Compensation Table.

Employment Contracts with Current Executive Officers

The Company has written employment agreements with Messrs. Boegner, Schilling and Schulz. The material provisions of these employment agreements are discussed below.

Mr. Boegner’s employment agreement with the Company, which was entered into on February 14, 2012, provides for a base salary, subject to annual review and adjustment, and Mr. Boegner’s eligibility to participate in and/or receive other benefits under compensation plans provided to other executive employees of the Company, including an automobile allowance (which allowance was eliminated effective as of March 1, 2017). He is eligible for performance-based compensation in the form of an annual bonus and is eligible to receive awards, in the Compensation Committee’s discretion, under the Company’s long-term incentive plans. Pursuant to his employment agreement, in the event that his employment is terminated by Ballantyne without good cause or by Mr. Boegner for good reason, as these terms are defined in the agreement, then he will receive his base salary for period equal to three (3) weeks for each year that he has been employed by the Company. In addition, Ballantyne will pay for or reimburse Mr. Boegner for the cost of health insurance during this same period. For more information on the terms of Mr. Boegner’s employment agreement, see “Potential Payments Upon Termination or Change-in-Control— Employment Agreements.”

Mr. Schilling’s employment agreement, which was entered into on November 2, 2015, provides for a base salary, subject to annual review and adjustment, and Mr. Schilling’s eligibility to participate in and/or receive other benefits under compensation plans provided to other executive employees of the Company. Mr. Schilling’s employment agreement provides that he is eligible for an annual bonus opportunity of up to $325,000, payable partly in cash and partly through equity awards as determined by the Compensation Committee, provided that the Company achieves certain universal goals established by the Compensation Committee. He is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. Mr. Schilling’s agreement contains customary non-competition and non-solicitation covenants. Mr. Schilling’s employment agreement does not provide for any specified severance benefits.

Mr. Schulz’s employment agreement with the Company, which was entered into on March 23, 2017, provides for an annual base salary of $250,000 and a target annual bonus opportunity of $150,000. Any annual bonus earned based on the achievement of performance metrics and other criteria established by the Compensation Committee will be payable partly in cash and partly through equity awards, as determined by the Compensation Committee. The employment also provided Mr. Schulz with a signing bonus in the form of a stock option to purchase 40,000 shares of the Company’s common stock, as described above. Pursuant to his employment agreement, Mr. Schulz is eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. Mr. Schulz’s employment agreement does not provide for any specified severance benefits.

Compensation Risk Assessment

The Company has evaluated its compensation policies and practices as they relate to risk management and risk taking incentives. Based upon this evaluation, we have concluded that the risks arising from the Company’s relatively uncomplicated compensation structure are not reasonably likely to have a material adverse effect on the business.

Compensation Consultant

In 2016, the Compensation Committee engaged Compensation Resources as its independent executive compensation consultant; however, the Compensation Committee did not engage Compensation Resources or any other compensation consultant during 2017. Prior to the consultant’s engagement for 2016 and as part of its annual evaluation of its advisors, the Compensation Committee solicited information from Compensation Resources regarding any actual or perceived conflicts of interest and to evaluate the firm’s independence. Based on the information received from the consultant, the Compensation Committee believes that the work Compensation Resources performed in 2016 did not raise a conflict of interest and that they were independent.

Tax and Accounting Considerations

The Compensation Committee considers the tax and accounting treatment of our executive compensation arrangements; however, those considerations have never been controlling factors in the design of our executive compensation programs. In this regard, it should be noted that Section 162(m) of the Internal Revenue Code, which disallows a corporate income tax deduction to the extent that compensation paid to a covered executive in a single year exceeds $1 million, was recently amended to, among other things, repeal an exemption for certain “performance-based compensation” (including stock options granted with an exercise price at least equal to fair market value of the date of grant). As a result of the recent changes to Section 162(m) of the Internal Revenue Code, certain compensation, such as stock options granted in 2018 and future years, will not be exempt from Section 162(m) of the Internal Revenue Code, so that compensation income from the exercise of such options will count towards the $1 million annual limit on the Company’s U.S. federal income tax deduction for compensation of a covered executive. The Compensation Committee considered this change in the law when approving equity awards (including stock option grants) to our NEOs in January 2018, but it did not have a material effect on the Compensation Committee’s decision, given the compensation levels of our NEOs and the Compensation Committee’s belief that it is important to structure appropriate compensation arrangements for our executives, even if such compensation might not be deductible under Section 162(m) of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

During 2017 there were no compensation committee interlocks and no insider participation in compensation decisions that were required to be reported under the rules and regulations of the Exchange Act.

Compensation Committee Report

The Compensation Committee oversees the Company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K/A and based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Charles T. Lanktree, Chair

Samuel C. Freitag

William J. Gerber

Robert J. Roschman

James C. Shay

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, we are providing the following information with respect to our last completed fiscal year. We believe the pay ratio information provided below is a reasonable estimate calculated in a manner consistent with applicable SEC rules.

For 2017, the Company has calculated (i) the annual total compensation of our Chief Executive Officer, (ii) the median of the annual total compensation of all of our employees other than the Chief Executive Officer, and (iii) the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees, as follows:

●	The median of the annual total compensation of all of our employees, other than the Chief Executive Officer, was $44,555;

●	The annual total compensation of our CEO, as reported in the Summary Compensation Table, was $750,672; and

●	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 16.8 to 1.

In determining the pay ratio information provided above, we first identified our median employee for 2017 by using the following methodology:

●	We selected December 31, 2017 as the date upon which we would identify our median employee, and, from our tax and payroll records, we compiled a list of all full-time, part-time and temporary employees who were employed on that date.

●	We used gross wages for fiscal 2017, plus Company retirement plan contributions, as a consistently applied compensation measure to identify our median employee from the remaining employees on the list. We did not annualize the compensation of any employees.

Once our median employee was identified in the manner described above, we calculated the annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of the CEO, as reported in the Summary Compensation Table.

Executive Compensation Tables

The following table sets forth information regarding all forms of compensation earned by the Company’s Named Executive Officers during the last three fiscal years. Messrs. Cerminara, Boegner and Schilling were employed by the Company during all of fiscal 2017. Mr. Burke served as Chief Financial Officer from September 29, 2016 until March 29, 2017 when Mr. Schulz was appointed to the position.

2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(8)		Option Awards ($)(8)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(17)	Total ($)
D. Kyle Cerminara (1)	2017	210,577		—		390,000	(9)	144,577	(12)	—		5,518	750,672
Chairman and CEO	2016	150,000		—		—		—		—		9,428	159,428
	2015	38,458	(5)	—		289,796	(10)	89,607	(13)	—		511	418,372

Lance V. Schulz(2) SVP, Treasurer and CFO	2017	185,577		—		—		93,591	(14)	—		5,917	285,085

Ryan M. Burke(3)	2017	114,423	(6)	—		—		36,144	(12)	—		39,927	190,494
Former SVP, Treasurer and CFO	2016	139,230		35,000	(7)	—		—		—		8,430	182,660

Ray F. Boegner	2017	265,385		—		65,000	(9)	96,385	(12)	—		11,282	438,052
President of Cinema	2016	225,000		130,000	(7)	—		—		87,305	(16)	50,413	492,718
	2015	221,498		15,000		85,000	(11)	59,738	(13)	—		27,572	408,808

Stephen L. Schilling(4)	2017	275,000		—		65,000	(9)	96,385	(12)	—		9,118	445,503
President of	2016	275,000		130,000	(7)	—		—		—		9,239	414,239
Digital Media	2015	42,308		—		—		179,651	(15)	—		133,485	355,444

(1)	Mr. Cerminara was named to the Board of Directors on February 20, 2015. On September 23, 2015, Mr. Cerminara was appointed as Executive Chairman. Effective November 24, 2015, Mr. Cerminara was appointed as our Chief Executive Officer. He also continues to serve as our Executive Chairman. For 2017, Mr. Cerminara did not receive any additional compensation as a director or as Executive Chairman. All compensation paid to or earned by Mr. Cerminara in 2016 is reported in this 2017 Summary Compensation Table, including both compensation for his service as Executive Chairman and Chief Executive Officer. The compensation reported as paid to Mr. Cerminara in 2015 includes compensation for his service as an independent director.

(2)	Mr. Schulz was appointed as Senior Vice President, Treasurer and Chief Financial Officer effective March 29, 2017 and was not a Named Executive Officer in 2015 or 2016.

(3)	Mr. Burke was appointed as Senior Vice President, Treasurer and Chief Financial Officer effective September 29, 2016, in which capacities he served until March 29, 2017. Mr. Burke served as Corporate Controller until August 25, 2017, and his compensation for services as Corporate Controller is also included in the table. Mr. Burke was not a Named Executive Officer in 2015.

(4)	Mr. Schilling was hired as President of Digital Media on November 2, 2015. Prior to Mr. Schilling becoming an employee of the Company, S2 Ventures LLC was paid $130,000 in consulting fees in addition to $3,485 in reimbursed expenses. Mr. Schilling served as Managing Partner of S2 Ventures LLC.

(5)	This amount includes $24,227 in fees earned or paid in cash for Mr. Cerminara’s service as an independent director (retainer and meeting fees) in 2015.

(6)	Represents Mr. Burke’s salary through August 25, 2017, the effective date of his resignation from the Company.

(7)	On February 28, 2017, the Compensation Committee, upon the recommendation of management, approved payment of discretionary cash bonuses of $35,000 to Mr. Burke and $130,000 to each of Messrs. Boegner and Schilling based on their 2016 performance.

(8)	The amounts in these columns represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 13 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

(9)	Consists of the grant date fair value of the February 28, 2017 grant of 60,000, 10,000 and 10,000 restricted shares of the Company’s common stock to Messrs. Cerminara, Boegner and Schilling, respectively, in accordance with the 2010 Long-Term Incentive Plan. The shares vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(10)	Includes stock awards granted to Mr. Cerminara both for his service as Chairman and Chief Executive Officer and for his service as an independent director. Stock awards for service as Chairman and Chief Executive Officer consist of the fair value for the November 22, 2015 grant of 60,000 shares of restricted stock in accordance with the 2010 Long-Term Incentive Plan. 30,000 of those shares vested immediately, with the remaining shares vesting on the anniversary date of the grant over a two-year period. Stock awards for service as an independent director consists of the fair value ($29,996) of the May 13, 2015 grant of 6,651 shares of restricted stock in accordance with the 2014 Non-Employee Directors’ Restricted Stock Plan, which vested on the day preceding the 2016 Annual Meeting of Stockholders.

(11)	Consists of the grant date fair value of the January 20, 2015 grant of 20,000 restricted stock units (RSUs) in accordance with the 2010 Long Term Incentive Plan, which generally vest on August 21, 2018, but with earlier vesting based on achievement of stock performance hurdles. Fifty percent of the RSUs vested prior to 2018 based upon the achievement of the applicable stock performance hurdles, and an additional 25% of the RSUs vested on August 21, 2017 based on the Company’s achievement of a closing stock price on the NYSE American averages of least $4.84 for a 10-day trading period in 2016 and Mr. Boegner’s continued employment until August 21, 2017.

(12)	Consists of the grant date fair value of the February 28, 2017 grant of 60,000, 15,000, 40,000 and 40,000 stock options to Messrs. Cerminara, Burke, Boegner and Schilling, respectively, in accordance with the 2010 Long-Term Incentive Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date. Mr. Burke’s stock options were forfeited upon his resignation from the Company effective August 25, 2017.

(13)	Consists of the grant date fair value of the November 22, 2015 grant of 60,000 and 40,000 stock options to Messrs. Cerminara and Boegner, respectively, in accordance with the 2010 Long Term Incentive Plan, which vest on the anniversary date of the grant over a five year period.

(14)	Consists of the grant date fair value of the April 7, 2017 grant of 40,000 stock options in accordance with the 2010 Long-Term Incentive Plan, which become exercisable in four equal annual installments beginning on the first anniversary of the grant date. The options were granted as a signing bonus pursuant to the terms of Mr. Schulz’s Employment Agreement with the Company.

(15)	Consists of the grant date fair value of the November 22, 2015 grant of 130,000 stock options. The inducement grant of 30,000 shares of the total 130,000 shares of non-qualified stock options received by Mr. Schilling was made outside of the Company’s existing stock compensation plans pursuant to applicable regulations allowing for such an arrangement and vested immediately at the grant date. The remaining 100,000 options granted to Mr. Schilling vest in a one-fifth installment on the first anniversary date of the grant and in subsequent installments on the first day of each subsequent quarter for four years following the first anniversary of the grant date.

(16)	Consists of a cash payment made to Mr. Boegner for non-equity performance units awarded in 2012 and 2013 under the terms of the 2010 Long-Term Incentive Plan.

(17)	The Company provides its executives with certain employee benefits. These benefits include excess life and disability insurance and contributions made by the Company under the Ballantyne Retirement and Savings Plan. The amounts reported for each Named Executive Officer as All Other Compensation for 2017 are identified and quantified below:

	Mr. Cerminara	Mr. Schulz	Mr. Burke	Mr. Boegner	Mr. Schilling
Auto Expenses(1)	$—	$—	$—	$2,308	$—
Accrued Vacation Pay-out	—	—	9,381	—	—
Severance	—	—	26,154	—	—
Employer match on Retirement and Savings Plan	4,500	5,154	3,714	8,031	8,100
Excess life and disability insurance	1,018	763	678	943	1,018
Total All Other Compensation	$5,518	$5,917	$39,927	$11,282	$9,118

(1)	As part of Mr. Boegner’s salary increase in February 2017, his auto allowance of $1,000 per month was eliminated effective as of March 1, 2017.

Grants of Plan-Based Awards for Fiscal Year 2017

	Grant		All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date		(#)	(#)	($/share)	($)(4)
D. Kyle Cerminara	2/28/17	(1)	60,000	—	—	390,000
	2/28/17	(2)	—	60,000	6.50	144,577
Lance V. Schulz	4/7/17	(3)	—	40,000	6.30	93,591
Ryan M. Burke	2/28/17	(2)	—	15,000	6.50	36,144
Ray F. Boegner	2/28/17	(1)	10,000	—	—	65,000
	2/28/17	(2)	—	40,000	6.50	96,385
Stephen L.Schilling	2/28/17	(1)	10,000	—	—	65,000
	2/28/17	(2)	—	40,000	6.50	96,385

(1)	On February 28, 2017, the Compensation Committee granted Messrs. Cerminara, Boegner and Schilling restricted shares of common stock pursuant to our 2010 Long-Term Incentive Plan. The restricted shares vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment. The grantee may exercise full voting rights with respect to the restricted shares, whether or not vested. Any dividends paid with respect to the restricted shares will be added to and become part of the restricted stock.

(2)	On February 28, 2017, the Compensation Committee granted Messrs. Cerminara, Burke, Boegner and Schilling stock options to purchase shares of our common stock pursuant to our 2010 Long-Term Incentive Plan. The stock options become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date. Mr. Burke’s stock options were forfeited upon his resignation from the Company effective August 25, 2017.

(3)	On April 7, 2017, Mr. Schulz received a grant of stock options to purchase shares of our common stock pursuant to our 2010 Long-Term Incentive Plan. The stock options become exercisable in four equal annual installments beginning on the first anniversary of the grant date. The options were granted as a signing bonus pursuant to the terms of Mr. Schulz’s Employment Agreement with the Company.

(4)	The amounts in this column represents the aggregate grant date fair value calculated in accordance with the FASB ASC Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 13 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The following table sets forth information concerning outstanding equity awards for each of the Company’s Named Executive Officers as of the end of the last completed fiscal year.

Outstanding Equity Awards at 2017 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
D. Kyle Cerminara	24,000	36,000	(1)	4.33	11/22/2025	—		—
	—	60,000	(2)	6.50	2/28/2027	—		—
	—	—		—	—	60,000	(6)	279,000

Lance V. Schulz	—	40,000	(3)	6.30	4/7/2027	—		—

Ryan M. Burke	—	—	(1) (2)	—	—	—	(7)	—

Ray F. Boegner	5,000	—	(4)	4.70	1/11/2022	—		—
	8,000	16,000	(1)	4.33	11/22/2025	—		—
	—	40,000	(2)	6.50	2/28/2027	—		—
	—	—		—	—	5,000	(8)	23,250
	—	—		—	—	10,000	(9)	46,500

Stephen L. Schilling	70,000	60,000	(5)	4.33	11/22/2025	—		—
	—	40,000	(2)	6.50	2/28/2027	—		—
	—	—		—	—	10,000	(9)	46,500

* Based on the closing stock price of our common stock of $4.65 on December 29, 2017, the last trading day of the 2017 fiscal year.

(1)	The 60,000 and 40,000 stock options granted to Messrs. Cerminara and Boegner, respectively, on November 22, 2015 pursuant to the 2010 Long-Term Incentive Plan become exercisable in five equal annual installments beginning on November 22, 2016 and thereafter on November 22, 2017, November 22, 2018, November 22, 2019 and November 22, 2020. On November 23, 2016, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock at an exercise price of $4.33 per share. Mr. Burke was also granted 10,000 stock options on November 22, 2015. Upon his resignation from the Company effective August 25, 2017, Mr. Burke immediately forfeited 8,000 unvested options and, following a period of thirty days from the effective date of his resignation, forfeited the right to exercise 2,000 options.

(2)	The 60,000, 40,000 and 40,000 stock options granted to Messrs. Cerminara, Boegner and Schilling, respectively, on February 28, 2017 pursuant to the 2010 Long-Term Incentive Plan become exercisable in five equal annual installments beginning on February 28, 2018 and thereafter on February 28, 2019, February 28, 2020, February 28, 2021 and February 28, 2022. Mr. Burke was also granted 15,000 stock options on February 28, 2017. Upon his resignation from the Company effective August 25, 2017, Mr. Burke immediately forfeited all 15,000 unvested options.

(3)	The 40,000 stock options granted to Mr. Schulz on April 7, 2017 pursuant to the 2010 Long-Term Incentive Plan vest and become exercisable in four equal annual installments beginning on April 7, 2018 and thereafter on April 7, 2019, April 7, 2020 and April 7, 2021.

(4)	The 30,000 stock options granted to Mr. Boegner on January 11, 2012 pursuant to the 2010 Long-Term Incentive Plan became exercisable in four equal installments beginning on January 11, 2013 and thereafter on January 11, 2014, January 11, 2015 and January 11, 2016. On both August 11, 2016 and August 30, 2016, Mr. Boegner exercised options from this grant to acquire 5,000 shares of the Company’s common stock. On June 8, 2017, Mr. Boegner exercised options from this grant to acquire 7,000 shares of the Company’s common stock. On August 14, 2017, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock.

(5)	Of the total 130,000 stock options granted to Mr. Schilling on November 22, 2015, the inducement grant of 30,000 options vested immediately as of the grant date. Of the remaining 100,000 options, one-fifth vested on November 22, 2016 and the remaining options vest in subsequent installments (1/20) on the first day of each subsequent quarter for four years following the first anniversary of the grant date.

(6)	Represents 60,000 shares of restricted stock. The restricted shares vest in three equal annual installments beginning on February 27, 2018 and thereafter on February 27, 2019 and February 27, 2020.

(7)	Upon his resignation from the Company effective August 25, 2017, Mr. Burke forfeited the right to receive 1,875 shares of the Company’s common stock issuable upon the vesting of restricted stock units (RSUs), which were to vest on August 21, 2018.

(8)	Represents 5,000 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. All 5,000 RSUs vest on August 21, 2018.

(9)	Represents 10,000 shares of restricted stock. The shares vest in three equal annual installments beginning on February 27, 2018 and thereafter on February 27, 2019 and February 27, 2020.

The following table sets forth information concerning exercised options and vesting of stock awards for each of the Company’s Named Executive Officers during the last completed fiscal year.

Options Exercised and Stock Vested

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
D. Kyle Cerminara	—	—		15,000	(2)	74,250
Lance V. Schulz	—	—		—		—
Ryan M. Burke	—	—		1,875	(3)	11,813
Ray F. Boegner	7,000	15,750	(4)	—		—
	8,000	13,200	(5)	—		—
	—	—		5,000	(3)	31,500
Stephen L. Schilling	—	—		—		—

(1)	The value realized on vesting represents the product of the number of shares vested and the closing price of the common stock on the vesting date.

(2)	Represents the remainder of the restricted shares granted to Mr. Cerminara on November 22, 2015, all of which vested in full on November 22, 202017.

(3)	Represents restricted shares that vested on August 21, 2017.

(4)	Options exercised on June 8, 2017.

(5)	Options exercised on August 14, 2017.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth quantitative information with respect to potential payments to each of the NEOs or their beneficiaries upon termination in various circumstances, assuming that a change in control or termination of employment occurred on December 31, 2017. The values reported for stock options and restricted shares are based on the closing price of Ballantyne common shares on December 29, 2017 of $4.65 (less the applicable exercise price, in the case of stock options).

		Cash	Equity Awards
	Termination Scenario	Severance and Benefits ($)	Stock Options ($)		Restricted Shares ($)	Restricted Share Units ($)
D. Kyle Cerminara	Death	—	—		—	—
	Disability	—	—		—	—
	Termination for Cause	—	—		—	—
	Termination w/o Cause or for Good Reason	—	—		—	—
	Change in Control	—	11,520	(1)	279,000	—
Lance V. Schulz	Death	—	—		—	—
	Disability	—	—		—	—
	Termination for Cause	—	—		—	—
	Termination w/o Cause or for Good Reason	—	—		—	—
	Change in Control	—	—	(2)	—	—
Ray F. Boegner	Death	—	—		—	—
	Disability	—	—		—	—
	Termination for Cause	—	—		—	—
	Termination w/o Cause or for Good Reason	523,879	—		—	—
	Change in Control	—	5,120	(3)	46,500	23,250
Stephen L. Schilling	Death	—	—		—	—
	Disability	—	—		—	—
	Termination for Cause	—	—		—	—
	Termination w/o Cause or for Good Reason	—	—		—	—
	Change in Control	—	19,200	(4)	46,500	—

(1)	Reflects the value of the accelerated vesting of 36,000 stock options, which have an exercise price of $4.33 per share. Does not reflect the accelerated vesting of 60,000 stock options, which have an exercise price of $6.50 per share and are deemed to be underwater based on the December 29, 2017 closing price of the Company’s common stock.

(2)	Does not reflect the accelerated vesting of 40,000 stock options, which have an exercise price of $6.50 per share and are deemed to be underwater based on the December 29, 2017 closing price of the Company’s common stock.

(3)	Reflects the accelerated vesting of 16,000 stock options, which have an exercise price of $4.33 per share. Does not reflect the accelerated vesting of 40,000 stock options, which have an exercise price of $6.50 per share and are deemed to be underwater based on the December 29, 2017 closing price of the Company’s common stock.

(4)	Reflects the value of the accelerated vesting of 60,000 stock options, which have an exercise price of $4.33 per share. Does not reflect the accelerated vesting of 40,000 stock options, which have an exercise price of $6.50 per share and are deemed to be underwater based on the December 29, 2017 closing price of the Company’s common stock.

Mr. Burke is not included in the table above as he resigned from the Company effective August 25, 2017. Upon his resignation, Mr. Burke forfeited 23,000 unvested stock options, 8,000 of which had an exercise price of $4.33 per share, and 15,000 of which had an exercise price of $6.50 per share, and 1,875 restricted stock units, which were to vest on a one-for-one basis into shares of the Company’s common stock on August 21, 2018. In addition, Mr. Burke forfeited the right to exercise 2,000 vested options, which had an exercise price of $4.33 per share, as he did not exercise such options within thirty days after termination of his employment pursuant to the terms of his stock option agreement.

Employment Agreements

Pursuant to Mr. Boegner’s employment agreement with the Company, in the event Mr. Boegner’s employment is terminated by the Company without good cause or by Mr. Boegner for good reason, then he will receive his base salary for a period equal to three (3) weeks for each year that he has been employed by the Company and all existing insurance benefits shall remain in force until the last day of the month in which the severance period expires, subject to Mr. Boegner’s continued compliance with certain restrictive covenants set forth in the employment agreement (including confidentiality and non-solicitation covenants) and his execution of the Company’s standard form of general release. In addition, Mr. Boegner would be entitled to receive any earned and unpaid amounts owed to him under the employment agreement and such other accrued benefits as may be provided for under the agreement. Assuming a termination date of December 31, 2017, as required by the SEC’s rules, the approximate value of the severance benefits would have been $523,879 for Mr. Boegner. For purposes of Mr. Boegner’s employment agreement, “good reason” means a material breach by the Company of its obligations to Mr. Boegner under the agreement. In addition, for purposes of the agreement, “cause” exists if Mr. Boegner (i) acted dishonestly or incompetently or engaged in willful misconduct in performance of his executive duties, (ii) breached fiduciary duties owed to the Company, (iii) intentionally failed to perform reasonably assigned duties, (iv) willfully violated any law, rule or regulation, or court order (other than minor traffic violations or similar offenses), or otherwise committed any act which would have a material adverse impact on the business of the Company, and/or (v) is in breach of his obligations under the agreement and fails to cure such breach within thirty (30) days after receiving notice of the breach from the Company.

We are also obligated under Mr. Boegner’s employment agreement to provide certain payments to Mr. Boegner in the event of his death or termination by reason of his incapacity. In the event of Mr. Boegner’s death, we are obligated to pay his estate all accrued sums due and owing to Mr. Boegner with respect to his salary and such other benefits as may be provided under his agreement. In addition, in the event we terminate Mr. Boegner’s employment by reason of his incapacity, Mr. Boegner is entitled to any accrued amounts due and owing to him with respect to his salary and such other benefits as may be provided under his agreement.

The respective employment agreements for Messrs. Schulz and Schilling do not provide for any specified severance benefits. However, Messrs. Schulz and Schilling, along with Mr. Cerminara, would have been entitled during the 2017 fiscal year to severance and other benefits, such as accrued vacation, pursuant to the Company’s then-existing severance policy available to all salaried employees.

2017 Omnibus Equity Incentive Plan – Change in Control Provisions

Our 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), which was approved by our stockholders on June 15, 2017, generally provides for “double-trigger” vesting of equity awards in connection with a change in control of the Company, as described below.

To the extent that outstanding awards granted under the 2017 Plan are assumed in connection with a change in control, except as otherwise provided in the applicable award agreement or in another written agreement with the participant, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period, with performance-based awards being converted to service-based awards at the “target” level. Vesting and exercisability (as applicable) of awards that are assumed in connection with a change in control generally would be accelerated in full on a “double-trigger” basis, if, within two years after the change in control, the participant’s employment is involuntarily terminated without cause, or by the participant for “good reason.” Any stock options or stock appreciation rights (SARs) that become vested on a “double-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

To the extent outstanding awards granted under the 2017 Plan are not assumed in connection with a change in control, then such awards generally would become vested in full on a “single-trigger” basis, effective immediately prior to the change in control, with performance-based awards becoming vested at the “target” level. Any stock options or SARs that become vested on a “single-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

The Compensation Committee has the discretion to determine whether or not any outstanding awards granted under the 2017 Plan will be assumed by the resulting entity in connection with a change in control, and the Compensation Committee has the authority to make appropriate adjustments in connection with the assumption of any awards. The Compensation Committee also has the right to cancel any outstanding awards in connection with a change in control, in exchange for a payment in cash or other property (including shares of the resulting entity) in an amount equal to the excess of the fair market value of the shares subject to the award over any exercise price related to the award, including the right to cancel any “underwater” stock options and SARs without payment therefor.

For purposes of the 2017 Plan, subject to the exceptions set forth in the 2017 Plan, a “change in control” generally includes (a) the acquisition of more than 50% of the voting power or value of the Company’s stock; (b) the incumbent board of directors ceasing to constitute a majority of the board of directors during a twelve-month period; and (c) the acquisition of 50% or more of the gross fair market value of the Company’s assets over a twelve-month period. The full definition of “change in control” is set out in the 2017 Plan.

For purposes of the 2017 Plan, unless otherwise defined in a written agreement with the participant or an applicable severance plan, “cause”, as a reason for the Company’s termination of a participant’s employment, generally means that the participant (a) acted dishonestly or incompetently or engaged in willful misconduct in performance of his or her duties; (b) breached fiduciary duties owed to the Company; (c) intentionally failed to perform reasonably assigned duties, which the participant did not satisfactorily correct within 30 calendar days following written notification; (d) was convicted or entered a plea of guilty or nolo contendere of any felony crime involving dishonesty; or (e) otherwise committed any act which could have a material adverse impact on the business of the Company.

For purposes of the 2017 Plan, unless otherwise defined in a written agreement with the participant or an applicable severance plan, “good reason”, as a reason for a participant’s termination of his or her employment, generally means the occurrence of any of the following without the participant’s consent (and unless timely cured by the Company following notice from the participant): (a) any material diminution in the participant’s compensation or benefits, unless generally applicable to all similarly situated employees of the Company; (b) the assignment to the participant of any duties inconsistent with, or substantially adverse to his or her status and duties, or a reduction in title; (c) a material breach by the Company or a subsidiary of its obligations under the participant’s employment agreement, if any; or (d) the relocation of the participant’s primary work location to a location more than fifty miles away from the current location, in each case if not cured by the Company within the time limits set forth in the 2017 Plan.

Except as described above with respect to a change in control, unexercisable stock options, unvested restricted shares and unvested RSUs generally become forfeited upon termination of employment. The stock options that are exercisable at the time of termination of employment expire within the earlier of thirty days after such termination or the expiration date of the options. Upon termination for “cause,” all options, whether or not exercisable, are generally automatically forfeited.

Awards granted under the 2017 Plan may be subject to forfeiture or recoupment as determined by the Compensation Committee in the event of certain detrimental activity, such as a participant’s breach of applicable restrictive covenants. Awards granted under the 2017 Plan also may be subject to forfeiture or recoupment as provided pursuant to any compensation recovery (or “clawback”) policy that the Company may adopt or maintain from time to time.

2010 Long-Term Incentive Plan – Change in Control Provisions

Our 2010 Long-Term Incentive Plan (the “2010 Plan”) provides that no acceleration of an award shall occur upon or after a “change in control” unless such acceleration is provided for in the applicable award agreement and determined by the Compensation Committee on a grant-by-grant basis or as may be provided in an after written agreement between the Company and the grantee. The award agreements for the stock options, restricted shares and restricted share units granted to Messrs. Cerminara, Schulz, Burke, Boegner and Schilling under our 2010 Plan provide for accelerated vesting of all unvested options, restricted shares and restricted share units upon the occurrence of a “change in control” while the grantee is employed by the Company or a subsidiary of the Company as of the date of the change in control.

For purposes of the 2010 Plan, subject to the exceptions set forth in the 2010 Plan, a “change in control” generally includes (i) the acquisition of more than 50% of the company’s common stock; (ii) over a twelve-month period, the acquisition of more than 50% of the company’s common stock or the replacement of a majority of the board of directors by directors not endorsed by the persons who were members of the board before the new directors’ appointment; and (iii) the acquisition of more than 50% of the total gross fair market value of all the assets of the Company over a twelve-month period.

Assuming that a change-in-control occurred at December 31, 2017, as required by the SEC’s rules, the approximate value of the vesting of equity awards (excluding any “underwater” stock options) would have been $290,520 for Mr. Cerminara, $0 for Mr. Schulz, $74,870 for Mr. Boegner and $65,700 for Mr. Schilling.

Upon his resignation from the Company effective August 25, 2017, Mr. Burke immediately forfeited all of his unvested stock options and restricted stock units and therefore did not recognize any value upon his resignation.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors in fiscal 2017, except for Mr. Cerminara who does not receive any separate compensation for his service as a director.

	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samuel C. Freitag(2)	32,750	30,000	—	—	—	—	62,750
William J. Gerber(2)	28,917	30,000	—	—	—	—	58,917
Lewis M. Johnson	26,500	30,000	—	—	—	—	56,500
Charles T. Lanktree(2)	32,250	30,000	—	—	—	—	62,250
Robert J. Roschman	28,500	30,000	—	—	—	—	58,500
James C. Shay(2)	32,583	30,000	—	—	—	—	62,583
Ndamukong Suh	25,750	30,000	—	—	—	—	55,750

(1)	Represents the annual retainer fee paid to each director and cash payments for attendance at Board meetings and Board committee meetings both in person and via teleconference. Although not included in the above table, the directors are reimbursed for their out-of-pocket expenses of attending Board meetings.

(2)	Messrs. Shay and Gerber each earned a pro rata portion of $10,000 for acting as Chairman of the Audit Committee (Mr. Shay served as Chairman until immediately following the 2017 Annual Meeting on June 15, 2017, at which time Mr. Gerber was appointed as Chairman), Mr. Lanktree earned $5,000 for acting as Chairman of the Compensation Committee and Mr. Freitag earned $5,000 for acting as Chairman of the Nominating and Corporate Governance Committee.

(3)

On June 15, 2017, Messrs. Freitag, Gerber, Johnson, Lanktree, Roschman, Shay and Suh were each granted 4,405 restricted stock units under the 2017 Omnibus Equity Compensation Plan. The restricted stock units vest on June 15, 2018, subject to the recipient’s continued service as a director of the Company through such date. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The amounts shown in this column include the fair value of the annual restricted stock award on the date of grant, which was $6.81 per share. For additional information relating to the assumptions made in valuing and expensing these awards for 2017, refer to Note 13 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The aggregate number of unvested restricted stock awards outstanding as of December 31, 2017 for each of Messrs. Freitag, Gerber, Johnson, Lanktree, Roschman, Shay and Suh was 4,405.

Effective June 15, 2017, our non-employee directors receive an annual cash retainer of $25,000, paid in quarterly installments, and the following cash payments for attending Board meetings and Board committee meetings: (i) $1,500 for each Board meeting attended in person; (ii) $500 for each Board meeting attended via teleconference; (iii) $500 for each Board committee meeting attended in person; and (iv) $250 for each Board committee meeting attended via teleconference. Each non-employee director also receives an annual grant of restricted stock units with a value of $30,000. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company and vests on the one year anniversary of the grant date. In addition, the Chairman of the Board and the Chairman of the Audit Committee each receive an annual cash retainer of $10,000, paid in quarterly installments, and the Chairman of the Compensation Committee and the Chairman of the Nominating and Governance Committee each receive an annual cash retainer of $5,000, paid in quarterly installments. The non-employee directors also receive reimbursement of reasonable out-of-pocket expenses for attending Board meetings.

Our 2017 Plan includes a limit on the amount of compensation payable to our non-employee directors. Specifically, the 2017 Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), when taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Largest Owners of Ballantyne Shares

The following table shows each person or entity that Ballantyne knows to be the beneficial owner of more than five percent of the Company’s outstanding common stock as of April 16, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Fundamental Global Investors, LLC 4201 Congress Street, Suite 140 Charlotte, NC 28209	3,507,664	(3)	24.3%
Ariel Investments, LLC 200 E. Randolph Street, Suite 2900 Chicago, IL 60601	2,888,434	(4)	20.0%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	1,058,562	(5)	7.3%
Howard A. Steinberg 16441 NE 31 Avenue North Miami Beach, FL 33160	1,001,006	(6)	6.9%

(1)	This information is based on Schedules 13G and 13D, as amended, and a Form 4 filed with the SEC. Fundamental Global Investors, LLC filed an amended Schedule 13D on August 23, 2017 and a Form 4 on January 3, 2018; Ariel Investments, LLC (“Ariel”) filed an amended Schedule 13G on February 13, 2018; Dimensional Fund Advisors LP (“Dimensional”) filed an amended Schedule 13G on February 9, 2018; and Howard A. Steinberg filed an amended Schedule 13D on June 6, 2017.

(2)	Based upon 14,422,090 shares outstanding on April 16, 2018.

(3)	Fundamental Global Investors, LLC has shared dispositive power over 3,507,664 shares, representing approximately 24.3% of the Company’s outstanding shares of common stock, and shared voting power over 2,470,714 shares. The number reported in the table includes the 1,036,950 shares held by CWA Asset Management Group, LLC, a wealth advisor and multi-family office of which Fundamental Global Investors, LLC owns 50%, for the accounts of individual investors. Additional affiliates of Fundamental Global Investors, LLC, including Messrs. Cerminara and Johnson, hold 559,195 shares (including 36,000 shares purchasable pursuant to stock options held by Mr. Cerminara exercisable within 60 days of April 16, 2018 and 4,405 shares issuable upon the vesting of restricted stock units held by Mr. Johnson within 60 days of April 16, 2018), thus increasing the total number of shares beneficially owned by Fundamental Global Investors, LLC to 4,066,859 shares, or 28.2% of the Company’s outstanding shares of common stock.

(4)	Ariel reported that it has sole voting power over 2,415,248 shares and sole dispositive power over 2,888,434 shares. Ariel reported that its adviser clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, all securities reported as beneficially owned by Ariel.

(5)	Dimensional reported that it has sole voting power over 1,029,829 shares and sole dispositive power over 1,058,562 shares. Dimensional reported that the funds, group trusts and separate accounts it provides investment management or adviser services to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts which are reported as beneficially owned by Dimensional.

(6)

Howard A. Steinberg reported that he has sole voting and dispositive power over 20,000 shares held by him through an IRA, shared voting power over 976,006 shares and shared dispositive power over 981,006 shares. Mr. Steinberg reported that he has shared voting and dispositive power over 625,000 shares held by private family investment funds as the President of the general partner of each investment fund, which includes call options with respect to 10,000 shares, 119,000 shares held by him and his wife as tenants in the entirety and through his wife’s IRA, over which Mr. Steinberg has voting and dispositive authority, 95,606 shares held by his son Brandon Steinberg directly and through an IRA, over which Mr. Steinberg has voting and dispositive authority, and 11,400 shares held by his other son, over which Mr. Steinberg has voting and dispositive authority. The remainder of the shares over which Mr. Steinberg holds shared voting and dispositive power are held by trusts for the benefit of family members. In addition, Brandon Steinberg holds sole voting and dispositive power over 1,035 shares held in his 401(k) account. Brandon Steinberg serves as a Financial Analyst of the Company.

Share Ownership of Directors and Officers

The following chart sets forth, as of the close of business on April 16, 2018, certain information concerning beneficial ownership of common stock by each director of the Company, each of the named executive officers (as defined below), and all current directors and executive officers as a group. The address for each director and executive officer listed is: c/o Ballantyne Strong, Inc., 11422 Miracle Hills Drive, Suite 300, Omaha, NE 68154.

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock(2)
D. Kyle Cerminara, Chairman and CEO	3,757,923	(3)	26.1%
Lance V. Schulz, Senior Vice President, CFO and Treasurer	10,000	(4)	*
Ray F. Boegner, President of Cinema	144,019	(5)	1.0%
Stephen L. Schilling, President of Digital Media	117,492	(6)	*
Samuel C. Freitag, Director	278,070	(7)	1.9%
William J. Gerber, Director	17,241	(8)	*
Lewis M. Johnson, Director	3,526,754	(9)	24.5%
Charles T. Lanktree, Director	24,741	(10)	*
Robert J. Roschman, Director	31,629	(11)	*
James C. Shay, Director	46,151	(12)	*
Ndamukong Suh, Director	18,215	(13)	*
Ryan M. Burke, Former Senior Vice President, CFO and Treasurer	5,625	(14)	*
All current directors and executive officers as a group (11 persons)	4,464,571	(15)	31.0%

*	Less than 1% of common stock outstanding.

(1)	Each director and named executive officer listed above owns all outstanding shares directly and has sole voting and investment power over such shares unless otherwise specified below.

(2)

Based upon 14,422,090 shares of common stock outstanding as of April 16, 2018. Each named person is deemed to be the beneficial owner of shares of common stock that may be acquired within 60 days of April 16, 2018, upon the exercise of stock options. In addition, Messrs. Freitag, Gerber, Johnson, Lanktree, Roschman, Shay and Suh each hold 4,405 restricted stock units vesting within 60 days of April 16, 2018. Accordingly, the number of shares and percentage set forth next to the name of such person, and all current directors and executive officers as a group, includes shares of directly owned common stock (including shares of restricted common stock), shares of common stock issuable pursuant to stock options exercisable within 60 days of April 16, 2018 and shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018. However, the shares of common stock so issuable upon the exercise of stock options and/or vesting of restricted stock units held by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(3)	Includes 191,279 shares of common stock directly owned by Mr. Cerminara (including 40,000 restricted shares granted on February 28, 2017), 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children and 36,000 shares purchasable pursuant to stock options exercisable within 60 days of April 16, 2018. Also includes 3,507,664 shares of common stock beneficially owned by Fundamental Global Investors, LLC, the largest stockholder of the Company, and its affiliates (collectively, “Fundamental Global”). Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global. Mr. Cerminara disclaims beneficial ownership of the Fundamental Global shares except to the extent of his pecuniary interest therein. Does not include 40,000 shares potentially issuable to Mr. Cerminara pursuant to restricted stock units granted on January 26, 2018. Does not include 36,000 shares potentially issuable upon the exercise of stock options granted on November 22, 2015, 48,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017 and 50,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018.

(4)

Includes 10,000 shares purchasable pursuant to stock options exercisable within 60 days of April 16, 2018. Does not include 40,000 shares potentially issuable to Mr. Schulz pursuant to restricted stock units granted on January 26, 2018. Does not include 30,000 shares potentially issuable upon the exercise of stock options granted on April 7, 2017 and 50,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018.

(5)	Includes 123,019 shares of common stock directly owned by Mr. Boegner (including 6,667 restricted shares granted on February 28, 2017) and 21,000 shares purchasable pursuant to stock options exercisable within 60 days of April 16, 2018. Does not include 5,000 shares potentially issuable pursuant to restricted stock units granted on January 20, 2015 and 40,000 shares potentially issuable pursuant to restricted stock units granted on January 26, 2018. Does not include 24,000 shares potentially issuable upon the exercise of stock options granted on November 22, 2015, 32,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017 and 50,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018.

(6)	Includes 29,292 shares of common stock directly owned by Mr. Schilling (including 6,667 restricted shares granted on February 28, 2017) and 200 shares of common stock held by Mr. Schilling’s child. Also includes 88,000 shares purchasable pursuant to stock options exercisable within 60 days of April 16, 2018. Does not include 50,000 shares potentially issuable upon the exercise of stock options granted on November 22, 2015 and 32,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017.

(7)	Includes 175,665 shares of common stock directly owned by Mr. Freitag, 98,000 shares of common stock held by Mr. Freitag’s wife and children and 4,405 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018.

(8)	Includes 12,836 shares of common stock directly owned by Mr. Gerber and 4,405 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018.

(9)	Includes 14,685 shares of common stock directly owned by Mr. Johnson and 4,405 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018. Also includes 3,507,664 shares of common stock beneficially owned by Fundamental Global, the largest stockholder of the Company. Mr. Johnson, as President, Co-Founder and Partner of Fundamental Global Investors, LLC, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global.

28

(10)

Includes 12,836 shares of common stock directly owned by Mr. Lanktree, 7,500 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree, and 4,405 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018.

(11)	Includes 27,224 shares of common stock directly owned by Mr. Roschman and 4,405 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018.

(12)	Includes 41,746 shares of common stock directly owned by Mr. Shay and 4,405 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018.

(13)	Includes 13,810 shares of common stock directly owned by Mr. Suh and 4,405 shares of common stock issuable upon the vesting of restricted stock units within 60 days of April 16, 2018.
(14)	Mr. Burke, a named executive officer, served as Senior Vice President, Chief Financial Officer and Treasurer of the Company from September 29, 2016 until March 29, 2017 and was the Company’s Corporate Controller until August 25, 2017. Based on Mr. Burke’s Form 3 filed on October 3, 2016 and Form 4 filed on March 2, 2017 and the Company’s internal records, consists of 5,625 shares of common stock directly owned by Mr. Burke.

(15)

Includes 642,392 shares owned directly by all current directors and executive officers as a group (including 53,334 restricted common shares), 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 200 shares held by Mr. Schilling’s child, 98,000 shares held by Mr. Freitag’s wife and children, 7,500 shares held by the Donna B. Lanktree Family Trust, 155,000 shares purchasable pursuant to stock options exercisable within 60 days of April 16, 2018, 30,835 shares issuable upon the vesting of restricted stock units within 60 days of April 16, 2018 and 3,507,664 shares held by Fundamental Global.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2017.

Number of securities
remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	966,135	(1)	$5.63	1,253,354	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	966,135		$5.63	1,253,354

(1)	Includes 820,300 securities to be issued upon exercise of outstanding options and 5,000 securities to be issued upon vesting of restricted stock units under our 2010 Long-Term Incentive Plan; and 110,000 securities to be issued upon exercise of outstanding options and 30,835 securities to be issued upon vesting of restricted stock units under our 2017 Omnibus Equity Compensation Plan.
(2)	All shares available for future issuance are under the 2017 Omnibus Equity Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTION PROCEDURES

The Company’s Audit Committee Charter requires the Audit Committee to review policies and procedures regarding transactions between the Company and officers and directors that are not a normal part of the Company’s business. There are no formal written policies or procedures used by Board or the Audit Committee to review, approve or ratify related party transactions. Rather, the Board or the Audit Committee reviews all related party transactions on a case by case basis for potential conflict of interest situations on an ongoing basis and uses its discretion in approving all such transactions. The Board or the Audit Committee will apply the standards of Item 404(a) of Regulation S-K when evaluating certain relationships and related transactions.

On an annual basis, the Company determines whether there are any related party transactions that need to be evaluated and approved by the Board or the Audit Committee based on the responses received from each director and executive officer based on his questionnaire completed in conjunction with the Form 10-K/A. While there are no formal written policies or procedures used, the Board or the Audit Committee may consider the following factors in evaluating related party transactions:

●	the nature of the related person’s interest in the transaction;

●	the presence of standard prices, rates, charges or terms otherwise consistent with arms-length dealings with unrelated third parties;

●	the materiality of the transaction to each party;

●	the reasons for the Company entering into the transaction with the related person;

●	the potential effect of the transaction on the status of a director as an independent, outside or disinterested director or committee member; and

●	any other factors the Board or the Audit Committee may deem relevant.

All of the arrangements discussed below have been approved by the Audit Committee and/or the independent members of our Board of Directors.

StrongVest Global Advisors, LLC

StrongVest Global Advisors, LLC (“StrongVest”), a wholly-owned subsidiary of the Company, is the investment advisor to CWA Income ETF (the “Fund”), an exchange-traded fund and series of StrongVest ETF Trust (the “Trust”). CWA Asset Management Group, LLC (doing business as “Capital Wealth Advisors”) (“CWA”), which is 50% owned by Fundamental Global Investors, LLC (“FGI”), the largest stockholder of the Company, is the sub-advisor to the Fund. Mr. Cerminara, Chief Executive Officer and Chairman of the Company, is Chief Executive Officer, Co-Founder and Partner of FGI and Co-Chief Investment Officer of CWA, and Mr. Johnson, a director of the Company, is President, Co-Founder and Partner of FGI and Co-Chief Investment Officer of CWA. Messrs. Cerminara and Johnson are managing members of FGI, and each owns a 33.3% ownership interest in FGI.

The executive officers, employees and directors of the Company hold various positions with StrongVest and the Trust. Mr. Cerminara, Chief Executive Officer and Chairman of the Company, serves as President, Principal Executive Officer and Trustee of the Trust and Chief Executive Officer of StrongVest. Ryan R.K. Turner, an employee of the Company, serves as President of StrongVest. Mr. Schulz, Senior Vice President, Treasurer and Chief Financial Officer of the Company, serves as Treasurer and Principal Financial Officer of the Trust and as Treasurer and Secretary of StrongVest (which positions were previously held by Mr. Burke, former Chief Financial Officer of the Company), and Mr. Jeffrey L. Sutton, an employee of the Company, also serves as Chief Compliance Officer of StrongVest and as Chief Compliance Officer and Secretary of the Trust.

Pursuant to an investment advisory agreement between the Fund and StrongVest (the “Advisory Agreement”), the Fund pays StrongVest a unitary fee for the services it provides payable on a monthly basis at the annual rate of 0.75% of the Fund’s average daily net assets, which fee was $38,638 in fiscal 2017. Out of the unitary management fee, StrongVest is obligated to pay or arrange for the payment of substantially all expenses of the Fund, including the cost of transfer agency, custody, fund administration, legal, audit and other services and the fees and expenses of independent trustees (“Fund Expenses”), except for interest expenses, distribution fees or expenses, brokerage expenses, taxes and extraordinary expenses such as litigation and other expenses not incurred in the ordinary course of the Fund’s business. StrongVest’s unitary management fee is designed to cause substantially all of the Fund’s expenses to be paid and to compensate StrongVest for providing services for the Fund. Pursuant to a sub-advisory agreement between StrongVest and CWA (the “Sub-Advisory Agreement”), StrongVest pays CWA a fee for the services it provides payable on a monthly basis equal to 50% of the advisory fee that the Fund pays StrongVest (net of the Fund Expenses paid by StrongVest). Pursuant to this arrangement, StrongVest paid CWA $19,319 in fiscal 2017.

Blueharbor Bank

On April 27, 2017, we entered into a debt agreement with blueharbor bank consisting of (1) a $2.0 million five-year term loan secured by a first lien deed of trust on our Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022, and (2) a line of credit of up to $1.0 million secured by a second lien deed of trust on our Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% (4.75% at December 31, 2017) and with a term ending May 10, 2018. Under the debt agreement, we must maintain a ratio of total liabilities to tangible net worth not in excess of 3 to 1 and maintain minimum liquidity of $2.0 million. At December 31, 2017, the balance of the term loan including current maturities was $2.0 million. We also had outstanding borrowings on our line of credit of $0.5 million and had the ability to borrow up to an additional $0.5 million. As of December 31, 2017, we were in compliance with our debt covenants. During the year ended December 31, 2017, the Company repaid approximately $32,000 of principal on the term loan and paid an aggregate of $66,000 of interest under the debt agreement.

Mr. Cerminara, our Chairman and Chief Executive Officer, is a member of the board of directors of blueharbor bank. In addition, the funds managed by Fundamental Global Investors, LLC, of which Mr. Cerminara is the Chief Executive Officer, Co-Founder and Partner, and Mr. Johnson, a member of our Board of Directors, is the President, Co-Founder and Partner, and its affiliates together beneficially own less than five percent of the stock of blueharbor bank. The independent members of our Board of Directors approved our debt agreement with blueharbor bank.

DIRECTOR INDEPENDENCE

The Board of Directors is composed of a majority of independent directors as defined by the listing requirements of the NYSE American. The Board of Directors has determined that Messrs. Freitag, Gerber, Johnson, Lanktree, Roschman, Shay and Suh are independent directors of the Company under the listing standards adopted by the NYSE American. In making these independence determinations, the Board considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence. Our independent directors meet in an executive session at least once per year. All committee members are independent for the purpose of the committees on which they serve.

Item 14. Principal Accounting Fees and Services

BDO USA, LLP (“BDO”) has served as the Company’s independent registered public accounting firm since 2016. The following table sets forth the aggregate fees for professional service rendered by BDO for each of the last two fiscal years:

	2017	2016
Audit Fees(1)	$482,800	$513,900
Audit-Related Fees(2)	15,344	—
Tax Fees	—	—
All Other Fees	—	—
Total	$498,144	$513,900

(1)	Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q. In addition, includes fees for professional services rendered by BDO USA, LLP related to state regulatory filing requirements in 2017 and 2016 and fees for the review of the Company’s registration statement on Form S-8 and the issuance of the related consent in 2017.

(2)	Includes fees for professional services rendered for the review of standalone financial statements for one of the Company’s subsidiaries.

The Audit Committee has implemented pre-approval procedures consistent with the rules adopted by the SEC. All audit and permitted non-audit services are pre-approved by the Committee. The Committee has delegated the responsibility of approving proposed non-audit services that arise between Committee meetings to the Chairman, provided that the decision to approve the services is presented for ratification at the next scheduled Committee meeting.

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

Date: April 26, 2018

