Form 10-Q
period 2018-03-31
BALLANTYNE STRONG, INC.
filed 2018-05-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2018
Common Stock, $.01, par value	14,422,090 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,348	$4,870
Accounts receivable (net of allowance for doubtful accounts of $1,976 and $1,877, respectively)	10,749	10,766
Inventories:
Raw materials and components, net	1,248	1,376
Work in process	496	362
Finished goods, net	2,449	3,083
Total inventories, net	4,193	4,821
Recoverable income taxes	492	495
Other current assets	1,572	1,290
Total current assets	20,354	22,242
Property, plant and equipment (net of accumulated depreciation of $9,037 and $8,780 respectively)	10,542	10,826
Equity method investments	17,833	18,053
Intangible assets, net	3,947	3,972
Goodwill	926	952
Notes receivable	2,773	2,815
Other assets	656	154
Total assets	$57,031	$59,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,221	$3,425
Accrued expenses	3,562	3,071
Short-term debt	500	500
Current portion of long-term debt	65	65
Deferred revenue and customer deposits	2,314	1,619
Income tax payable	40	-
Total current liabilities	10,702	8,680
Long-term debt, net of current portion and debt issuance costs	1,855	1,870
Deferred revenue and customer deposits, net of current portion	1,207	1,207
Deferred income taxes	2,852	2,816
Other accrued expenses, net of current portion	257	319
Total liabilities	16,873	14,892
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares; none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,216 shares; outstanding 14,422 shares	169	169
Additional paid-in capital	40,820	40,565
Accumulated other comprehensive income (loss):
Foreign currency translation	(4,515)	(4,048)
Postretirement benefit obligations	108	99
Unrealized gain on available-for-sale securities of equity method investments	301	353
Retained earnings	21,861	25,570
	58,744	62,708
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Total stockholders’ equity	40,158	44,122
Total liabilities and stockholders’ equity	$57,031	$59,014

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2018 and 2017

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net product sales	$8,639	$12,456
Net service revenues	7,189	5,470
Total net revenues	15,828	17,926
Cost of products sold	5,812	10,308
Cost of services	7,166	3,179
Total cost of revenues	12,978	13,487
Gross profit	2,850	4,439
Selling and administrative expenses:
Selling	1,225	1,490
Administrative	4,709	3,547
Total selling and administrative expenses	5,934	5,037
Loss from operations	(3,084)	(598)
Other income (expense):
Interest income	-	22
Interest expense	(45)	(10)
Foreign currency transaction gain	104	3
Fair value adjustment to notes receivable	(42)	-
Other (expense) income, net	(10)	5
Total other income	7	20
Loss before income taxes and equity method investment (loss) income	(3,077)	(578)
Income tax expense	698	1,493
Equity method investment (loss) income	(10)	2,481
Net (loss) earnings from continuing operations	(3,785)	410
Net loss from discontinued operations, net of tax	-	(23)
Net (loss) earnings	$(3,785)	$387
Net (loss) earnings per share - basic
Net (loss) earnings from continuing operations	$(0.26)	$0.03
Net loss from discontinued operations	-	(0.00)
Net (loss) earnings	(0.26)	0.03
Net (loss) earnings per share - diluted
Net (loss) earnings from continuing operations	$(0.26)	$0.03
Net loss from discontinued operations	-	(0.00)
Net (loss) earnings	(0.26)	0.03

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended March 31, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) earnings	$(3,785)	$387
Adjustment to postretirement benefits	9	-
Currency translation adjustment:
Unrealized net change arising during period	(467)	109
Unrealized loss on available-for-sale securities of equity method investments, net of tax	(52)	-
Total other comprehensive (loss) income	(510)	109
Comprehensive (loss) income	$(4,295)	$496

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(3,785)	$387
Net loss from discontinued operations, net of tax	-	(23)
Net (loss) earnings from continuing operations	(3,785)	410
Adjustments to reconcile net (loss) earnings from continuing operations to net cash (used in) provided by operating activities:
Provision for doubtful accounts	103	3
Provision for obsolete inventory	44	68
Provision for warranty	79	18
Depreciation and amortization	524	482
Equity method investment loss (income)	10	(2,481)
Fair value adjustment to notes receivable	42	-
Deferred income taxes	87	867
Amortization of contract acquisition costs	57	-
Stock-based compensation expense	255	136
Changes in operating assets and liabilities:
Accounts receivable	(178)	(282)
Inventories	537	(514)
Other current assets	5	(102)
Accounts payable	256	2,321
Accrued expenses	429	154
Customer deposits/deferred revenue	704	(86)
Current income taxes	36	(156)
Other assets	(796)	(271)
Net cash flows (used in) provided by operating activities - continuing operations	(1,591)	567
Net cash flows used in operating activities - discontinued operations	-	(24)
Net cash (used in) provided by operating activities	(1,591)	543

(Continued on following page)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Three Months Ended March 31, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from investing activities:
Purchase of equity securities	$-	$(2,525)
Dividends received from investee in excess of cumulative earnings	23	103
Capital expenditures	(356)	(1,120)
Net cash used in investing activities - continuing operations	(333)	(3,542)

Cash flows from financing activities:
Principal payments on long-term debt	(16)	-
Purchase of treasury stock	-	(65)
Payments on capital lease obligations	(53)	(67)
Net cash used in financing activities - continuing operations	(69)	(132)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	471	39
Net decrease in cash and cash equivalents	(1,522)	(3,092)
Discontinued operations activity included above:
Add: Cash balance included in assets held for sale at beginning of period	-	175
Less: Cash balance included in assets held for sale at end of period	-	(150)
Cash and cash equivalents at beginning of period	4,870	7,596
Cash and cash equivalents at end of period	$3,348	$4,529

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, advertising and government markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation and Strong Digital Media, LLC design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

2. Discontinued Operations

In May 2017, the Company sold the operational assets of Strong Westrex, Inc. for total proceeds of $60 thousand.

The summary financial results of discontinued operations for the three months ended March 31, 2017 were as follows (in thousands):

Total net revenues	$12
Total cost of revenues	26
Total selling and administrative expenses	9
Loss from operations of discontinued operations	(23)
Loss before income taxes	(23)
Income tax expense	-
Net loss from discontinued operations, net of tax	$(23)

There was no depreciation and amortization related to discontinued operations recorded for the three month period ended March 31, 2017. There were no capital expenditures related to discontinued operations during the three month period ended March 31, 2017.

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in equity method investments in the condensed consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments during the three months ended March 31, 2018 or 2017. Note 6 contains additional information on our equity method investments, which are held by our Cinema segment.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value are categorized into a fair value hierarchy based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1 – inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities
●	Level 2 – inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
●	Level 3 – inputs to the valuation techniques are unobservable for the assets or liabilities

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 31, 2018 and December 31, 2017.

Fair values measured on a recurring basis at March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,348	$-	$-	$3,348
Notes receivable	-	-	2,773	$2,773
Total	$3,348	$-	$2,773	$6,121

Fair values measured on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,870	$-	$-	$4,870
Notes receivable	-	-	2,815	$2,815
Total	$4,870	$-	$2,815	$7,685

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2018 is set forth below:

	Fair value at 3/31/18 (in thousands)	Valuation technique	Unobservable input	Range
Notes receivable	$2,773	Discounted cash flow	Default percentage	49%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%. The notes receivable are recorded at estimated fair value. In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable. During the first quarter of 2018, the Company updated its estimated future cash flow assumptions. This resulted in a decrease to the fair value of the notes receivable of $42 thousand recorded in earnings during the quarter ended March 31, 2018. There was no adjustment to the estimated fair value of the notes receivable during the quarter ended March 31, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The Company’s short-term and long-term debt is recorded at historical cost. As of March 31, 2018, the Company’s long-term debt, including current maturities, had a carrying value of $1.95 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at March 31, 2018 was $1.90 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2018 and 2017, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” “(ASC 606)”. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. The Company recorded a transition adjustment of approximately $76 thousand increasing the opening balance of retained earnings, primarily related to the deferral and amortization of direct and incremental costs of obtaining contracts. See Note 4 for further information about the nature and pattern of revenue recognition for the different types of contracts with customers.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets; and modifies certain fair value disclosure requirements. The Company adopted ASU 2016-01 prospectively on January 1, 2018. The adoption of this ASU did not significantly impact the Company’s results of operations and financial position.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The new guidance describes the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not significantly impact the Company’s results of operations and financial position.

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates Step 2 of the goodwill impairment testing which requires the fair value of individual assets and liabilities of a reporting unit to be determined when measuring goodwill impairment. The new guidance may result in different amounts of impairment that could be recognized compared to existing guidance. In addition, failing step 1 of the impairment test may not result in impairment under existing guidance. However, under the revised guidance, failing step 1 will always result in a goodwill impairment. ASU 2017-04 is to be applied prospectively for goodwill impairment testing performed in years beginning after December 15, 2019. The Company does not believe its adoption will significantly impact the Company’s results of operations or financial position.

4. Revenue

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts not completed as of the date of adoption. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Under ASC 606, the Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the identified performance obligations
●	Recognize revenue when, or as, the Company satisfies the performance obligations

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company does not have any material extended payment terms as payment is due at or shortly after the time of the sale. Observable prices are used to determine the standalone selling price of separate performance obligations or a cost plus margin approach when one is not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company invoices clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

Deferred contract acquisition costs are included in other assets. Beginning January 1, 2018, with the adoption of ASC 606, the Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. Prior to 2018, all contract acquisition costs were expensed as incurred. The Company recorded a transition adjustment of approximately $76 thousand increasing the opening balance of retained earnings, primarily related to the deferral and amortization of direct and incremental costs of obtaining contracts. The following table summarizes the changes in the Company’s contract asset balance during the three months ended March 31, 2018 (in thousands):

Deferred contract acquisition costs as of January 1, 2018	$76
Costs capitalized	10
Amortization	(14)
Impairment	-
Deferred contract acquisition costs as of March 31, 2018	$72

The following tables summarize the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Condensed Consolidated Balance Sheet:

	As reported March 31, 2018	Adjustments	Balances without adoption of ASC 606
Total current assets	$20,354	$146	$20,500
Total noncurrent assets	36,677	(14)	36,663
Total assets	$57,031	$132	$57,163

Total current liabilities	$10,702	$258	$10,960
Total noncurrent liabilities	6,171	-	6,171
Total liabilities	16,873	258	17,131

Retained earnings	21,861	(126)	21,735
Other stockholders’ equity	18,297	-	18,297
Total stockholders’ equity	40,158	(126)	40,032
Total liabilities and stockholders’ equity	$57,031	$132	$57,163

Condensed Consolidated Statement of Operations:

	As reported for the three months ended March 31, 2018	Adjustments	Balances without adoption of ASC 606
Total net revenues	$15,828	$(57)	$15,771
Total cost of revenues	12,978	(2)	12,976
Gross profit	2,850	(55)	2,795
Total selling and administrative expenses	5,934	(5)	5,929
Loss from operations	(3,084)	(50)	(3,134)
Other income	7	-	7
Loss before income taxes and equity method investment loss	(3,077)	(50)	(3,127)
Income tax expense	698	-	698
Equity method investment loss	(10)	-	(10)
Net loss	$(3,785)	$(50)	$(3,835)
Net loss per share of common stock:
Basic	$(0.26)	(0.00)	$(0.26)
Diluted	$(0.26)	(0.00)	$(0.26)

The adoption of ASC 606 did not have any net impact on other comprehensive loss or cash flows.

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2018:

	Cinema	Digital Media	Other	Eliminations	Total
Screen system sales	$4,005	$-	$-	$-	$4,005
Digital equipment sales	3,158	766	-	(216)	3,708
Field maintenance and monitoring services	2,944	2,114	-	(138)	4,920
Installation services	328	1,360	-	-	1,688
Extended warranty sales	342	-	-	-	342
Other	672	477	16	-	1,165
Total	$11,449	$4,717	$16	$(354)	$15,828

Screen system sales

The Company recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, usually at time of shipment. However, revenue is recognized upon delivery for certain international shipments with longer shipping transit time because control does not transfer to the customer until delivery.

Digital equipment sales

The Company recognizes revenue on sales of digital equipment when the control of the equipment is transferred, which occurs at the time of shipment from the Company’s warehouse or drop-shipment from a third party. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer.

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to Cinema and Digital Media customers. In the Cinema segment, these contracts are generally 12 months in length, while the term for service contracts in the Digital Media segment can be for multiple years. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract.

The Company also performs time and materials-based maintenance and repair work for customers in the Cinema and Digital Media segments. Revenue is recognized at a point in time when the performance obligation has been fully satisfied.

Installation services

The Company performs installation services for both its Cinema and Digital Media customers and recognizes revenue upon completion of the installations.

Extended warranty sales

The Company sells extended warranties to its Cinema customers. When the Company is the primary obligor, revenue is recognized on a gross basis over the term of the extended warranty in proportion to the costs incurred in fulfilling performance obligations under the extended warranty. In third party extended warranty sales, the Company is not the primary obligor, and revenue is recognized on a net basis at the time of the sale.

At January 1, 2018, $0.8 million of unearned revenue associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was reported in deferred revenue and customer deposits. During the three months ended March 31, 2018, $0.4 million of this balance was earned and recognized as revenue. At March 31, 2018, the unearned revenue amount was $0.8 million. The Company expects to recognize $0.7 million of unearned revenue amounts throughout the rest of 2018, and immaterial amounts each year from 2019 through 2023.

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Point in time	$9,598	$2,529	$16	$(354)	$11,789
Over time	1,851	2,188	-	-	4,039
Total	$11,449	$4,717	$16	$(354)	$15,828

5. (Loss) Earnings Per Common Share

Basic (loss) earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. The following table provides the reconciliation between average shares used to compute basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,341	14,264
Dilutive effect of stock options and certain non-vested shares of restricted stock	-	156
Diluted weighted average shares outstanding	14,341	14,420

For the three month period ended March 31, 2018, options to purchase 490,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 129,525 common stock equivalents related to options and restricted stock awards were excluded for the three months ended March 31, 2018, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. For the three month period ended March 31, 2017, options to purchase 385,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods.

6. Equity Method Investments

The following summarizes our equity method investments (dollars in thousands):

	March 31, 2018		December 31, 2017
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
RELM Wireless Corporation	$4,102	8.3%	$4,473	8.3%
Itasca Capital, Ltd.	5,814	32.3%	5,870	32.3%
1347 Property Insurance Holdings, Inc.	7,917	17.4%	7,710	17.4%
Total	$17,833		$18,053

The following summarizes the (loss) income of equity method investees reflected in the Statement of Operations (in thousands):

	Three months ended March 31,
Entity	2018	2017
RELM Wireless Corporation	$(354)	$8
Itasca Capital, Ltd.	103	2,461
1347 Property Insurance Holdings, Inc.	241	12
Total	$(10)	$2,481

RELM Wireless Corporation (“RELM”) is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. The Company’s Chief Executive Officer is chairman of the board of directors of RELM, and controls entities that, when combined with the Company’s ownership in RELM, own greater than 20% of RELM, providing the Company with significant influence over RELM, but not controlling interest. The Company received dividends of $23 thousand and $0.1 million for the three month periods ended March 31, 2018 and 2017, respectively. Based on quoted market prices, the market value of the Company’s ownership in RELM was $4.5 million at March 31, 2018.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is a member of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three month periods ended March 31, 2018 or 2017. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $3.5 million at March 31, 2018.

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer is a member of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three month periods ended March 31, 2018 and 2017. Based on quoted market prices, the market value of the Company’s ownership in PIH was $7.4 million at March 31, 2018.

As of March 31, 2018, the Company’s retained earnings included undistributed earnings from our equity method investees of $1.5 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the three months ended December 31, 2017, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag.

For the three months ended December 31,	2017	2016
	(in thousands)
Revenue	$20,576	$15,358
Operating loss from continuing operations	$(2,034)	$2,590
Net income	$(2,557)	$9,351

7. Intangible Assets

Intangible assets consisted of the following at March 31, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$877	$-	$877
Intangible assets subject to amortization:
Software in service	5	3,718	(768)	2,950
Product formulation	10	473	(353)	120
Total		$5,068	$(1,121)	$3,947

Intangible assets consisted of the following at December 31, 2017 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$1,243	$-	$1,243
Intangible assets subject to amortization:
Software in service	5	3,191	(597)	2,594
Product formulation	10	486	(351)	135
Total		$4,920	$(948)	$3,972

Amortization expense relating to intangible assets was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Amount
Remainder 2018	$639
2019	840
2020	831
2021	670
2022	86
Thereafter	4
Total	$3,070

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2018 (in thousands):

Balance as of December 31, 2017	$952
Foreign currency translation	(26)
Balance as of March 31, 2018	$926

9. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Warranty accrual at beginning of period	$521	$645
Charged to expense	84	47
Claims paid, net of recoveries	(30)	(231)
Foreign currency adjustment	(11)	1
Warranty accrual at end of period	$564	$462

10. Debt

The Company’s debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Short-term debt:
Revolving line of credit	$500	$500
Current portion of long-term debt	65	65
Total short-term debt	565	565
Long-term debt:
$2 million term loan	1,951	1,968
Less: current portion	(65)	(65)
Less: unamortized debt issuance costs	(31)	(33)
Total long-term debt	1,855	1,870
Total short-term and long-term debt	$2,420	$2,435

On April 27, 2017, the Company entered into a debt agreement with a bank consisting of 1) a $2.0 million five-year term loan secured by a first lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022 and 2) a line of credit of up to $1.0 million secured by a second lien deed of trust on the Company’s Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% (5.00% at March 31, 2018) and with a term ending May 10, 2018. On April 23, 2018, the Company entered into a one-year extension of the maturity date of the line of credit through May 10, 2019. The debt agreement requires the Company to maintain a ratio of total liabilities to tangible net worth not in excess of 3:1 and maintain minimum liquidity of $2.0 million. The Company was in compliance with its debt covenants as of March 31, 2018. The Company’s Chairman and Chief Executive Officer is also a member of the bank’s board of directors.

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and will bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans will bear interest at the prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. There were no borrowings outstanding at March 31, 2018 on any of the Strong/MDI credit facilities, as Strong/MDI had not yet drawn on the facilities. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. Strong/MDI was in compliance with its debt covenants as of March 31, 2018.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of March 31, 2018 (in thousands):

Remainder of 2018	$48
2019	68
2020	70
2021	74
2022	1,691
Thereafter	-
Total	$1,951

11. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2018 and December 31, 2017.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2014 through 2017. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

12. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares authorized for issuance under the 2017 Plan is 1,371,189 shares, with 758,354 shares remaining available for grant at March 31, 2018.

Options

The Company granted a total of 387,500 and 285,000 options during the three month periods ended March 31, 2018 and 2017, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the three month periods ended March 31, 2018 and 2017 was $1.82 and $2.41, respectively. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2018	2017
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	2.49%	2.04%
Expected stock price volatility	35.65%	34.71%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	930,300	$5.63	8.7	$150
Granted	387,500	4.70
Exercised	-	-
Forfeited	(32,000)	5.59
Expired	(8,000)	5.41
Outstanding at March 31, 2018	1,277,800	$5.29	8.8	$64
Exercisable at March 31, 2018	269,300	$4.88	7.9	$31

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of March 31, 2018, 1,008,500 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.9 million, which is expected to be recognized over a weighted average period of 4.0 years.

Restricted Stock

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. As of March 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.1 million, which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes restricted stock share activity for the three months ended March 31, 2018:

	Number of Restricted Stock Shares	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2017	85,000	$6.50
Granted	-	-
Shares vested	(28,333)	6.50
Shares forfeited	-	-
Non-vested at March 31, 2018	56,667	$6.50

The following table summarizes restricted stock unit activity for the three months ended March 31, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Price Fair Value
Non-vested at December 31, 2017	35,835	$6.45
Granted	147,500	4.70
Shares vested	-	-
Shares forfeited	-	-
Non-vested at March 31, 2018	183,335	$5.04

13. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 56% of total consolidated net revenues for the three months ended March 31, 2018. Trade accounts receivable from these customers represented approximately 37% of net consolidated receivables at March 31, 2018. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Leases

The Company and its subsidiaries lease plant and office facilities, furniture, autos and equipment under operating leases expiring through 2022. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business.

The Company’s future minimum lease payments for leases at March 31, 2018 are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Remainder 2018	$185	$1,342
2019	116	1,768
2020	-	1,543
2021	-	1,415
2022	-	1,081
Thereafter	-	-
Total minimum lease payments	$301	$7,149
Less: Amount representing interest	(10)
Present value of minimum lease payments	291
Less: Current maturities	(226)
Capital lease obligations, net of current portion	$65

14. Business Segment Information

As of March 31, 2018, the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. The Cinema segment provides a full range of product and service solutions primarily for the theater exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays, and sound systems, as well as network monitoring and on-site service for cinema equipment. The Digital Media segment develops and delivers solutions for out-of-home messaging, advertising and communication and provides managed services including monitoring of networked equipment. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Summary by Business Segments

	Three Months Ended March 31,
(In thousands)	2018	2017
Net revenues
Cinema	$11,449	$12,689
Digital Media	4,717	5,345
Other	16	-
Total segment net revenues	16,182	18,034
Eliminations	(354)	(108)
Total net revenues	15,828	17,926

Gross profit (loss)
Cinema	3,385	3,616
Digital Media	(551)	823
Other	16	-
Total gross profit	2,850	4,439

Operating income (loss)
Cinema	2,325	2,679
Digital Media	(2,496)	(1,113)
Other	(113)	(117)
Total segment operating (loss) income	(284)	1,449
Unallocated general and administrative expenses	(2,800)	(2,047)
Loss from operations	(3,084)	(598)
Other income	7	20
Loss before income taxes and equity method investment (loss) income	$(3,077)	$(578)

(In thousands)	March 31, 2018	December 31, 2017
Identifiable assets
Cinema	$24,845	$27,358
Digital Media	14,353	13,603
Corporate	17,833	18,053
Total	$57,031	$59,014

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2018	2017
Net revenue
United States	$12,830	$14,393
Canada	1,400	1,220
Mexico	556	356
China	541	1,466
Latin America	270	284
Europe	158	116
Asia (excluding China)	73	72
Other	-	19
Total	$15,828	$17,926

(In thousands)	March 31, 2018	December 31, 2017
Identifiable assets
United States	$38,325	$37,230
Canada	18,706	21,784
Total	$57,031	$59,014

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

15. Subsequent Event

On April 27, 2018, the Company executed a definitive agreement for a sale-leaseback of its Alpharetta, Georgia office facility. The Company agreed to sell the Alpharetta facility for $7.0 million in cash and enter into a 10-year leaseback of the facility for rent in the amount of $600,000 per year, escalating at the rate of 2% per year. In addition, the Company agreed to issue 100,000 warrants to the buyer or its designee to purchase Company stock, consisting of 25,000 warrants at each of $10, $12, $14 and $16 purchase prices per share. The warrants will have a 10-year maturity. The closing of the transaction is expected to occur within 30 days after the completion of a 60-day due diligence period and satisfaction of customary contingencies. Upon closing of the sale-leaseback transaction, the Company’s term loan and revolving line of credit that are currently secured by the Alpharetta facility will be repaid and the related debt agreement would be terminated. The Company expects to receive net proceeds of approximately $4.0 million on the sale-leaseback after repayment of the loans.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the following risks and uncertainties: the Company’s ability to expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms or at all, the Company’s ability to assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 71% of our revenues for the three months ended March 31, 2018 were from Cinema and approximately 29% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the condensed consolidated financial statements.

Results of Operations:

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

Net revenues during the quarter ended March 31, 2018 decreased 11.7% to $15.8 million from $17.9 million during the quarter ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$11,449	$12,689	$(1,240)	(9.8)%
Digital Media	4,717	5,345	(628)	(11.7)%
Other	16	-	16	N/A
Total segment revenues	16,182	18,034	(1,852)	(10.3)%
Eliminations	(354)	(108)	(246)	227.8%
Total net revenues	$15,828	$17,926	$(2,098)	(11.7)%

Cinema

Sales of Cinema products and services decreased 9.8% to $11.4 million in the first quarter of 2018 from $12.7 million in the first quarter of 2017. The decrease was driven primarily by a decrease in lamp sales, as we terminated our distributorship for certain cinema lamp products in July 2017 due to the very low margins earned on these products. Smaller decreases in sales of screens, screen support systems and projectors were offset by increases in sales of audio equipment, displays and installation services.

Digital Media

Sales of Digital Media products and services decreased 11.7% to $4.7 million in the first quarter of 2018 from $5.3 million in the first quarter of 2017. Decreased sales of digital signage equipment was partially offset by increases in sales of installation services and digital signage as a service (“DSaaS”).

Export Revenues

Sales outside the United States (primarily from the Cinema segment) decreased to $3.0 million in the first quarter of 2018 from $3.5 million a year ago due primarily to decreased sales in China, partially offset by increased sales in Canada and Mexico. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Gross profit during the quarter ended March 31, 2018 decreased 35.8% to $2.9 million from $4.4 million during the quarter ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$3,385	$3,616	$(231)	(6.4)%
Digital Media	(551)	823	(1,374)	(167.0)%
Other	16	-	16	N/A
Total gross profit	$2,850	$4,439	$(1,589)	(35.8)%

Cinema

Gross profit in the Cinema segment was $3.4 million or 29.6% of revenues in the first quarter of 2018 compared to $3.6 million or 28.5% of revenues in the first quarter of 2017. The decrease in gross margin dollars was driven by lower revenues as described above, partially offset by slightly higher margins as a percentage of revenues. Favorable product mix in sales of cinema equipment due to the termination of the low margin cinema lamp distributorship last year was partially offset by unfavorable product mix in screen sales, as sales of lower margin screens made up a larger percentage of total revenues.

Digital Media

Gross loss in the Digital Media segment was $0.6 million in the first quarter of 2018 compared to gross profit of $0.8 million in the first quarter of 2017. The decrease in gross margin dollars was driven by the fixed costs associated with our new advertising operations that we did not incur in the prior year. During the first quarter of 2018, we signed an agreement to provide advertising services on over 3,500 New York City taxicabs. The advertising will be on a combination of vinyl printed signs and digital signs. We have leased 300 digital signs, which we began installing in February and we expect to complete installations for by the end of the second quarter of 2018. In addition to lease expense for the digital signs, we incur fixed fees payable to our taxicab counterparties for advertising access and maintenance. While we will continue to incur these fixed costs, we expect advertising revenues to gradually increase throughout 2018, absorbing a larger portion of the fixed costs until the business generates a positive gross profit in late 2018 or early 2019. Excluding the new costs associated with the advertising business, Digital Media gross margin dollars and gross margin as a percentage of revenues did not change significantly from the same quarter of the prior year.

Operating (Loss) Income

We generated an operating loss of $3.1 million in the first quarter of 2018 compared to an operating loss of $0.6 million in the first quarter of 2017.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$2,325	$2,679	$(354)	(13.2)%
Digital Media	(2,496)	(1,113)	(1,383)	124.3%
Other	(113)	(117)	4	(3.4)%
Total segment operating (loss) income	(284)	1,449	(1,733)	(119.6)%
Unallocated general and administrative expenses	(2,800)	(2,047)	(753)	36.8%
Total operating loss	$(3,084)	$(598)	$(2,486)	415.7%

We generated operating income in the Cinema segment of $2.3 million in the first quarter of 2018 compared to $2.7 million in the first quarter of 2017. The decrease in operating income was driven primarily by lower gross profit as described above.

The Digital Media segment generated an operating loss of $2.5 million in the first quarter of 2018 compared to $1.1 million in the first quarter of 2017. The decrease was driven primarily by lower gross profit as described above.

Unallocated general and administrative expenses increased to $2.8 million in the first quarter of 2018 compared to $2.0 million in the first quarter of 2017. The increase was driven primarily by increased employee compensation and benefits, stock-based compensation, audit, tax and legal expenses.

Other Financial Items

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. Our income tax expense consists primarily of income tax on foreign earnings.

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

The first quarter of 2018 includes an overall insignificant equity method net investment loss, consisting of a $0.4 million loss from RELM, partially offset by income of $0.2 million from PIH and $0.1 million from Itasca. Equity method investment income in the first quarter of 2017 amounted to $2.5 million, almost exclusively from Itasca.

As a result of the items outlined above, we generated net losses from continuing operations of approximately $3.8 million and basic and diluted losses per share from continuing operations of $0.26 in the first quarter of 2018, compared to net earnings from continuing operations of $0.4 million and basic and diluted earnings per share from continuing operations of $0.03 in the first quarter of 2017.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. During the first quarter of 2018, we signed an agreement to provide advertising services on over 3,500 New York City taxicabs. The advertising will be on a combination of vinyl printed signs and digital signs. We have leased 300 digital signs, which we began installing in February and we expect to complete installations for by the end of the second quarter of 2018. In addition to lease expense for the digital signs, we incur fixed fees payable to our taxicab counterparties for advertising access and maintenance. We expect that the new advertising business will negatively impact our cash flow for the first half of 2018 as we incur costs without collecting significant revenues during the start-up phase. However, we believe that our existing sources of liquidity, including cash and cash equivalents, credit facilities, operating cash flow and anticipated net proceeds from the sale-leaseback of our Alpharetta, Georgia facility as described below, will be sufficient to meet our projected capital needs for the foreseeable future. We ended the first quarter of 2018 with total cash and cash equivalents of $3.3 million, compared to $4.9 million at December 31, 2017.

As of March 31, 2018, $0.6 million of the $3.3 million in cash and cash equivalents was held by our Canadian subsidiary, Strong/MDI. If these funds are repatriated to our operations in the U.S., we would be required to pay Canadian withholding taxes, which have been fully accrued as of March 31, 2018. Strong/MDI also may make intercompany loans to the U.S. parent company, which do not trigger Canadian withholding taxes if they meet certain requirements. As of March 31, 2018, the parent company had outstanding intercompany loans from Strong/MDI of approximately $24.1 million, compared to approximately $19.4 million at December 31, 2017.

In 2017, we entered into a debt agreement consisting of a $2.0 million five-year term loan and a line of credit of up to $1.0 million, secured by deeds of trust on our Alpharetta, Georgia office facility. The revolving line of credit bears interest at 5.00% as of March 31, 2018. At March 31, 2018, the balance of the term loan, including current maturities, was $1.95 million. We also had outstanding borrowings on our line of credit of $0.5 million as of March 31, 2018 and borrowed an additional $0.5 million in April 2018. At March 31, 2018, we were in compliance with our debt covenants. On April 27, 2018, we executed a definitive agreement for a sale-leaseback of the Alpharetta facility. We agreed to sell the Alpharetta facility for $7.0 million in cash and enter into a 10-year leaseback of the facility for rent in the amount of $600,000 per year, escalating at the rate of 2% per year. The closing of the transaction is expected to occur within 30 days after the completion of a 60-day due diligence period and satisfaction of customary contingencies. Upon closing of the sale-leaseback transaction, the term loan and revolving line of credit will be repaid and the debt agreement would be terminated. We expect to receive net proceeds of approximately $4.0 million on the sale-leaseback after repayment of the loans.

In 2017, our Canadian subsidiary, Strong/MDI, also entered into a demand credit agreement consisting of a revolving line of credit for up CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. There were no borrowings outstanding at March 31, 2018 on any of the Strong/MDI credit facilities, as we had not yet drawn on the facilities. On April 24, 2018, we borrowed CDN$3.5 million on the 20-year installment loan. Strong/MDI was in compliance with its debt covenants as of March 31, 2018.

Cash Flows from Operating Activities

The following table provides information that we use in analyzing our cash flows from operating activities of continuing operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by operating activities - continuing operations	$(1,591)	$567
Less:
Changes in working capital	993	1,064
Foreign currency transaction gain	104	3
Current income tax expense	(636)	(630)
Net interest (expense) income	(45)	12
Other	15	9
Subtotal - reconciling items	431	458
Operating (loss) income, excluding noncash operating expenses (non-GAAP)	$(2,022)	$109

Operating (loss) income, excluding noncash operating expenses, is a non-GAAP financial measure that we use only for the purpose of analyzing net cash provided by (used in) operating activities. It is defined as operating income (loss), adjusted to remove noncash operating expenses consisting of provisions for doubtful accounts, obsolete inventory and warranty, depreciation and amortization, impairment of intangible assets, loss on disposal or transfer of assets, amortization of contract acquisition costs and stock-based compensation expense.

Net cash used in operating activities from continuing operations was $1.6 million in the first quarter of 2018, as operating loss, excluding noncash expenses, of $2.0 million and current income tax expense of $0.6 million were partially offset by favorable net changes in working capital items of $1.0 million and foreign currency transaction gains of $0.1 million. The favorable net change in working capital was primarily due to a $0.7 million increase in customer deposits and deferred revenue, a $0.7 million increase in accrued expenses and accounts payable and a $0.5 million decrease in inventories, partially offset by a $0.8 million increase in other assets.

Net cash provided by operating activities from continuing operations was $0.6 million in the first quarter of 2017, as operating income, excluding noncash expenses, of $0.1 million and favorable net changes in working capital items of $1.1 million were partially offset by current income tax expense of $0.6 million. The favorable net change in working capital was primarily due to a $2.5 million increase in accounts payable and accrued liabilities, partially offset by increases in inventories, accounts receivable and other assets. Accounts payable and accrued liabilities increased $2.5 million primarily due to timing of orders and payments to vendors at the end of the quarter.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.3 million in the first quarter of 2018, consisting primarily of capital expenditures. Net cash used in investing activities was $3.5 million in the first quarter of 2017, due primarily to $2.5 million in purchases of equity securities and $1.1 million in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.1 million in the first quarter of 2018, consisting primarily of payments on capital leases. Net cash used in financing activities in the first quarter of 2017 was $0.1 million, primarily for the purchase of treasury stock and payments on capital leases.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $0.5 million and $39 thousand in the first quarter of 2018 and 2017, respectively.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments as of March 31, 2018 under contractual obligations are summarized below (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt, including current maturities	$2,296	$115	$306	$1,875	$-
Short-term debt	503	503	-	-	-
Postretirement benefits	112	11	30	30	41
Capital leases	301	185	116	-	-
Operating leases	7,149	1,342	3,311	2,496	-
Contractual cash obligations	$10,361	$2,156	$3,763	$4,401	$41

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our quarterly revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2017. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. Other than policies related to the adoption of ASC 606 as described in Note 4 to the condensed consolidated financial statements, there were no significant changes in our critical accounting policies during the three months ended March 31, 2018.

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

Interest Rates—Interest rate risks from our interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivable, recorded at fair value, bearing fixed interest rates of 15% and long-term debt with a fixed interest rate of 4.5%. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value of the notes receivable through our statement of operations. As of March 31, 2018, we also have $500,000 borrowed on a revolving line of credit that bears variable interest at the Prime Rate published by the Wall Street Journal plus 0.25%, or 5.00% as of March 31, 2018. Changes in the Prime Rate would increase or decrease our interest expense on outstanding line of credit borrowings.

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our Canadian subsidiary. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would not have a material impact on our reported cash balance as of March 31, 2018.

Equity Price Risk—We are exposed to price risk related to our investments in equity securities. At March 31, 2018, our carrying value of investments in equity securities aggregated $17.8 million, all of which were accounted for using the equity method. The fair value of these investments was $15.4 million at March 31, 2018. A change in the equity price of the equity method investments would result in a change in the fair value or economic value of such securities.

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

On January 1, 2018, we adopted ASC 606 (see Note 4 to the Condensed Consolidated Financial Statements). We implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the standard on our financial statements. We also implemented changes to our business processes related to revenue recognition and the control activities within them. The changes included internal training, ongoing contract review and monitoring and gathering of information for disclosures.

There have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business operations, we are involved, from time to time, in certain legal disputes. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended March 31, 2018. As of March 31, 2018, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Amendment to the Credit Agreement, dated as of November 14, 2017, between Canadian Imperial Bank of Commerce and Strong/MDI Screen Systems, Inc.	10-K	10.22	3-15-2018

10.2	Note Modification Agreement, dated as of April 18, 2018, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender.	8-K	10.1	4-24-2018

10.3	Contract of Sale, dated as of April 27, 2018, by and among Convergent Media Systems Corporation, as seller, and Metrolina Alpharetta, LLC, as Buyer.	8-K	10.1	5-1-2018

10.4	Form of Lease Agreement, to be entered into by and between Metrolina Alpharetta, LLC, as Landlord, and Ballantyne Strong, Inc., as Tenant	8-K	10.2	5-1-2018

10.5	Form of Warrant, to be issued by Ballantyne Strong, Inc.	8-K	10.3	5-1-2018

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.				X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Lance V. Schulz
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Lance V. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 8, 2018	Date:	May 8, 2018

