Form 10-Q
period 2018-06-30
BALLANTYNE STRONG, INC.
filed 2018-08-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)
Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2018
Common Stock, $.01, par value	14,443,924 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,847	$4,870
Accounts receivable (net of allowance for doubtful accounts of $1,986 and $1,877, respectively)	10,751	10,766
Inventories:
Raw materials and components, net	1,059	1,376
Work in process	456	362
Finished goods, net	2,136	3,083
Total inventories, net	3,651	4,821
Recoverable income taxes	607	495
Other current assets	1,595	1,290
Total current assets	23,451	22,242
Property, plant and equipment (net of accumulated depreciation of $9,151 and $8,780 respectively)	11,926	10,826
Equity method investments	16,811	18,053
Intangible assets, net	2,673	3,972
Goodwill	907	952
Notes receivable	2,965	2,815
Other assets	481	154
Total assets	$59,214	$59,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,049	$3,425
Accrued expenses	3,709	3,071
Short-term debt	2,620	500
Current portion of long-term debt	508	65
Deferred revenue and customer deposits	2,781	1,619
Income tax payable	152	-
Total current liabilities	13,819	8,680
Long-term debt, net of current portion and debt issuance costs	7,993	1,870
Deferred revenue and customer deposits, net of current portion	1,181	1,207
Deferred income taxes	2,790	2,816
Other accrued expenses, net of current portion	207	319
Total liabilities	25,990	14,892
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares; none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,241 and 17,216 shares at June 30, 2018 and December 31, 2017, respectively; outstanding 14,446 and 14,422 shares at June 30, 2018 and December 31, 2017, respectively	169	169
Additional paid-in capital	41,121	40,565
Accumulated other comprehensive loss:
Foreign currency translation	(4,878)	(4,048)
Postretirement benefit obligations	108	99
Unrealized gain on available-for-sale securities of equity method investments	183	353
Retained earnings	15,107	25,570
	51,810	62,708
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Total stockholders’ equity	33,224	44,122
Total liabilities and stockholders’ equity	$59,214	$59,014

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2018 and 2017

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net product sales	$7,450	$12,917	$16,089	$25,493
Net service revenues	6,728	6,483	13,916	11,832
Total net revenues	14,178	19,400	30,005	37,325
Cost of products sold	5,420	10,429	11,232	20,817
Cost of services	7,466	3,697	14,632	6,795
Total cost of revenues	12,886	14,126	25,864	27,612
Gross profit	1,292	5,274	4,141	9,713
Selling and administrative expenses:
Selling	1,274	1,419	2,500	2,909
Administrative	4,208	4,688	8,917	8,234
Total selling and administrative expenses	5,482	6,107	11,417	11,143
Loss on disposal of assets	(1,331)	-	(1,331)	-
Loss from operations	(5,521)	(833)	(8,607)	(1,430)
Other income (expense):
Interest income	-	-	-	22
Interest expense	(42)	(28)	(87)	(38)
Foreign currency transaction gain (loss)	3	(107)	107	(104)
Fair value adjustment to notes receivable	192	-	150	-
Other (expense) income, net	(5)	7	(11)	10
Total other income (expense)	148	(128)	159	(110)
Loss before income taxes and equity method investment (loss) income	(5,373)	(961)	(8,448)	(1,540)
Income tax expense	642	776	1,339	2,269
Equity method investment (loss) income	(740)	(212)	(751)	2,269
Net loss from continuing operations	(6,755)	(1,949)	(10,538)	(1,540)
Net loss from discontinued operations, net of tax	-	(26)	-	(49)
Net loss	$(6,755)	$(1,975)	$(10,538)	$(1,589)
Net loss per share - basic
Net loss from continuing operations	$(0.47)	$(0.14)	$(0.73)	$(0.11)
Net loss from discontinued operations	-	(0.00)	-	(0.00)
Net loss	(0.47)	(0.14)	(0.73)	(0.11)
Net loss per share - diluted
Net loss from continuing operations	$(0.47)	$(0.14)	$(0.73)	$(0.11)
Net loss from discontinued operations	-	(0.00)	-	(0.00)
Net loss	(0.47)	(0.14)	(0.73)	(0.11)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(6,755)	$(1,975)	$(10,538)	$(1,589)
Adjustment to postretirement benefits	-	-	9	-
Currency translation adjustment:
Unrealized net change arising during period	(363)	709	(830)	818
Unrealized (loss) gain on available-for-sale securities of equity method investments, net of tax	(118)	181	(170)	179
Total other comprehensive (loss) income	(481)	890	(991)	997
Comprehensive loss	$(7,236)	$(1,085)	$(11,529)	$(592)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,538)	$(1,589)
Net loss from discontinued operations, net of tax	-	(49)
Net loss from continuing operations	(10,538)	(1,540)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Provision for doubtful accounts	143	418
Provision for obsolete inventory	535	(175)
Provision for warranty	58	171
Depreciation and amortization	1,140	1,004
Equity method investment loss (income)	751	(2,269)
Fair value adjustment to notes receivable	(150)	-
Deferred income taxes	18	913
Amortization of contract acquisition costs	29	-
Stock-based compensation expense	482	330
Impairment of operating lease	74	-
Loss on disposal of assets	1,331	-
Changes in operating assets and liabilities:
Accounts receivable	(297)	(935)
Inventories	557	(170)
Other current assets	(1)	(247)
Accounts payable	582	2,497
Accrued expenses	533	(438)
Deferred revenue and customer deposits	1,156	(1,023)
Current income taxes	22	(247)
Other assets	(590)	(474)
Net cash flows used in operating activities - continuing operations	(4,165)	(2,185)
Net cash flows used in operating activities - discontinued operations	-	(146)
Net cash used in operating activities	(4,165)	(2,331)

(Continued on following page)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Six Months Ended June 30, 2018 and 2017

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from investing activities:
Purchase of equity securities	$-	$(2,525)
Dividends received from investee in excess of cumulative earnings	46	103
Capital expenditures	(887)	(2,103)
Proceeds from sale of business	-	60
Net cash used in investing activities	(841)	(4,465)

Cash flows from financing activities:
Proceeds from sale-leaseback financing	7,000	-
Proceeds from issuance of short-term debt	3,234	-
Proceeds from issuance of long-term debt	-	2,000
Principal payments on long-term debt	(1,974)	(2)
Principal payments on short-term debt	(1,039)	-
Payment of debt issuance costs	(17)	(36)
Payments on capital lease obligations	(96)	(134)
Purchase of treasury stock	-	(102)
Proceeds from exercise of stock options	-	33
Other	(8)	-
Net cash provided by financing activities	7,100	1,759
Effect of exchange rate changes on cash and cash equivalents	(117)	66
Net increase (decrease) in cash and cash equivalents	1,977	(4,971)
Discontinued operations activity included above:
Add: Cash balance included in assets held for sale at beginning of period	-	175
Less: Cash balance included in assets held for sale at end of period	-	-
Cash and cash equivalents at beginning of period	4,870	7,596
Cash and cash equivalents at end of period	$6,847	$2,800
Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$1,608	$-
Issuance of short-term progress payment note payable	$-	$2,500

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, advertising and government markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation (“Convergent”) and Strong Digital Media, LLC design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

2. Discontinued Operations

In May 2017, the Company sold the operational assets of Strong Westrex, Inc. for total proceeds of $60 thousand. The summary financial results of discontinued operations for the three and six months ended June 30, 2017 were as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total net revenues	$12	$24
Total cost of revenues	22	48
Total selling and administrative expenses	43	53
Loss from operations of discontinued operations	(53)	(77)
Loss before income taxes	(26)	(49)
Income tax expense	-	-
Net loss from discontinued operations, net of tax	$(26)	$(49)

There was no depreciation and amortization related to discontinued operations recorded for the three and six month periods ended June 30, 2017. There were no capital expenditures related to discontinued operations during the three and six month periods ended June 30, 2017.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in equity method investments in the condensed consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded an other-than-temporary impairment charge related to its investments of $0.7 million in equity method investment loss on its condensed consolidated statements of operations during the three and six month periods ended June 30, 2018. The Company did not record any impairments related to its investments during the three and six month periods ended June 30, 2017. Note 6 contains additional information on our equity method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2018 and December 31, 2017.

Fair values measured on a recurring basis at June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,847	$-	$-	$6,847
Notes receivable	-	-	2,965	2,965
Total	$6,847	$-	$2,965	$9,812

Fair values measured on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,870	$-	$-	$4,870
Notes receivable	-	-	2,815	2,815
Total	$4,870	$-	$2,815	$7,685

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2018 is set forth below:

	Fair value at 6/30/18 (in thousands)	Valuation technique	Unobservable input	Range
Notes receivable	$2,965	Discounted cash flow	Default percentage	47%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%. The notes receivable are recorded at estimated fair value. In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable on a quarterly basis. During 2018, the Company updated its estimated future cash flow assumptions. This resulted in an increase to the fair value of the notes receivable of $150 thousand recorded in earnings during the six months ended June 30, 2018. There was no adjustment to the estimated fair value of the notes receivable during the six months ended June 30, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The Company’s short-term and long-term debt is recorded at historical cost. As of June 30, 2018, the carrying value of the Company’s long-term debt, including current maturities, of $8.5 million approximated its fair value due to the recency of the debt issuances.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the three and six months ended June 30, 2018, the Company recorded an impairment charge of $1.3 million related to the abandonment of an internally developed software intangible asset as a loss on disposal of assets in the condensed consolidated statement of operations. Other than the intangible asset impairment, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three and six months ended June 30, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” “(ASC 606)”. The ASU replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles (also referred to as “GAAP”). The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. The Company recorded a transition adjustment of approximately $76 thousand increasing the opening balance of retained earnings, primarily related to the deferral and amortization of direct and incremental costs of obtaining contracts. See Note 4 for further information about the nature and pattern of revenue recognition for the different types of contracts with customers.

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

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company does not have any material extended payment terms as payment is due at or shortly after the time of the sale. Observable prices are used to determine the standalone selling price of separate performance obligations, or a cost plus margin approach is used when observable prices are not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

Deferred contract acquisition costs are included in other assets. Beginning January 1, 2018, with the adoption of ASC 606, the Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. Prior to 2018, all contract acquisition costs were expensed as incurred. The Company recorded a transition adjustment of approximately $76 thousand increasing the opening balance of retained earnings, primarily related to the deferral and amortization of direct and incremental costs of obtaining contracts. The following table summarizes the changes in the Company’s contract asset balance during the six months ended June 30, 2018 (in thousands):

Deferred contract acquisition costs as of January 1, 2018	$76
Costs capitalized	12
Amortization	(29)
Impairment	-
Deferred contract acquisition costs as of June 30, 2018	$59

The following tables summarize the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Condensed Consolidated Balance Sheet:

	As reported June 30, 2018	Adjustments	Balances without adoption of ASC 606
Total current assets	$23,451	$77	$23,528
Total noncurrent assets	35,763	-	35,763
Total assets	$59,214	$77	$59,291

Total current liabilities	$13,819	$173	$13,992
Total noncurrent liabilities	12,171	-	12,171
Total liabilities	25,990	173	26,163

Retained earnings	15,107	(96)	15,011
Other stockholders’ equity	18,117	-	18,117
Total stockholders’ equity	33,224	(96)	33,128
Total liabilities and stockholders’ equity	$59,214	$77	$59,291

Condensed Consolidated Statements of Operations:

	As reported for the three months ended June 30, 2018	Adjustments	Balances without adoption of ASC 606
Total net revenues	$14,178	$142	$14,320
Total cost of revenues	12,886	124	13,010
Gross profit	1,292	18	1,310
Total selling and administrative expenses	5,482	(13)	5,469
Loss on disposal of assets	(1,331)	-	(1,331)
Loss from operations	(5,521)	31	(5,490)
Other income	148	-	148
Loss before income taxes and equity method investment loss	(5,373)	31	(5,342)
Income tax expense	642	-	642
Equity method investment loss	(740)	-	(740)
Net loss	$(6,755)	$31	$(6,724)
Net loss per share of common stock:
Basic	$(0.47)	0.00	$(0.47)
Diluted	$(0.47)	0.00	$(0.47)

	As reported for the six months ended June 30, 2018	Adjustments	Balances without adoption of ASC 606
Total net revenues	$30,005	$85	$30,090
Total cost of revenues	25,864	123	25,987
Gross profit	4,141	(38)	4,103
Total selling and administrative expenses	11,417	(18)	11,399
Loss on disposal of assets	(1,331)	-	(1,331)
Loss from operations	(8,607)	(20)	(8,627)
Other income	159	-	159
Loss before income taxes and equity method investment loss	(8,448)	(20)	(8,468)
Income tax expense	1,339	-	1,339
Equity method investment loss	(751)	-	(751)
Net loss	$(10,538)	$(20)	$(10,558)
Net loss per share of common stock:
Basic	$(0.73)	(0.00)	$(0.73)
Diluted	$(0.73)	(0.00)	$(0.73)

The adoption of ASC 606 did not have any net impact on other comprehensive loss or cash flows.

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Screen system sales	$4,236	$-	$-	$-	$4,236
Digital equipment sales	1,922	558	-	(19)	2,461
Field maintenance and monitoring services	3,101	1,773	-	(74)	4,800
Installation services	379	628	-	-	1,007
Extended warranty sales	249	-	-	-	249
Advertising	-	460	-	-	460
Other	541	408	16	-	965
Total	$10,428	$3,827	$16	$(93)	$14,178

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Screen system sales	$8,235	$-	$-	$-	$8,235
Digital equipment sales	5,088	1,389	-	(234)	6,243
Field maintenance and monitoring services	6,046	3,820	-	(214)	9,652
Installation services	708	1,988	-	-	2,696
Extended warranty sales	591	-	-	-	591
Advertising	-	468	-	-	468
Other	1,210	878	32	-	2,120
Total	$21,878	$8,543	$32	$(448)	$30,005

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

At January 1, 2018, $0.8 million of unearned revenue associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was reported in deferred revenue and customer deposits. During the six months ended June 30, 2018, $0.7 million of this balance was earned and recognized as revenue. At June 30, 2018, the unearned revenue amount was $0.8 million. The Company expects to recognize $0.5 million of unearned revenue amounts throughout the rest of 2018, $0.2 million in 2019 and immaterial amounts each year from 2020 through 2023.

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended June 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Point in time	$8,688	$2,008	$-	$(93)	$10,603
Over time	1,740	1,819	16	-	3,575
Total	$10,428	$3,827	$16	$(93)	$14,178

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the six months ended June 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Point in time	$18,287	$4,536	$-	$(448)	$22,375
Over time	3,591	4,007	32	-	7,630
Total	$21,878	$8,543	$32	$(448)	$30,005

5. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. The following table summarizes the average shares used to compute basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,364	14,263	14,352	14,264
Dilutive effect of stock options and certain non-vested shares of restricted stock	-	-	-	-
Diluted weighted average shares outstanding	14,364	14,263	14,352	14,264

For the three and six month periods ended June 30, 2018, options to purchase 410,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 134,402 and 120,352 common stock equivalents related to options and restricted stock awards were excluded for the three and six months ended June 30, 2018, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. For the three and six month periods ended June 30, 2017, options to purchase 445,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 156,606 and 176,479 common stock equivalents related to options and restricted stock awards were excluded for the three and six months ended June 30, 2017, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

6. Equity Method Investments

The following summarizes our equity method investments (dollars in thousands):

	June 30, 2018		December 31, 2017
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
BK Technologies, Inc.	$4,020	8.3%	$4,473	8.3%
Itasca Capital, Ltd.	4,654	32.3%	5,870	32.3%
1347 Property Insurance Holdings, Inc.	8,137	17.4%	7,710	17.4%
Total	$16,811		$18,053

The following summarizes the (loss) income of equity method investees reflected in the Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Entity	2018	2017	2018	2017
BK Technologies, Inc.	$(37)	$(105)	$(391)	$(97)
Itasca Capital, Ltd.	(1,042)	(150)	(939)	2,311
1347 Property Insurance Holdings, Inc.	339	43	579	55
Total	$(740)	$(212)	$(751)	$2,269

BK Technologies, Inc. (formerly known as RELM Wireless Corporation) (“BKTI”) is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. The Company’s Chief Executive Officer is chairman of the board of directors of BKTI, and controls entities that, when combined with the Company’s ownership in BKTI, own greater than 20% of BKTI, providing the Company with significant influence over BKTI, but not controlling interest. The Company received dividends of $23 thousand and $0.1 million during the three month periods ended June 30, 2018 and 2017, respectively, and received dividends of $46 thousand and $0.2 million during the six month periods ended June 30, 2018 and 2017, respectively. Based on quoted market prices, the market value of the Company’s ownership in BKTI was $4.2 million at June 30, 2018.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is chairman of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three or six month periods ended June 30, 2018 or 2017. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $3.5 million at June 30, 2018. A $0.7 million other-than-temporary impairment charge for Itasca is included in equity method investment loss on the condensed consolidated statements of operations for the three and six month periods ended June 30, 2018.

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer is chairman of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three or six month periods ended June 30, 2018 and 2017. Based on quoted market prices, the market value of the Company’s ownership in PIH was $7.3 million at June 30, 2018.

As of June 30, 2018, the Company’s retained earnings included undistributed earnings from our equity method investees of $1.4 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the six months ended March 31, 2018 and 2017, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag.

For the six months ended March 31,	2018	2017
	(in thousands)
Revenue	$45,862	$30,910
Operating income from continuing operations	$987	$1,710
Net (loss) income	$(2,268)	$7,869

7. Intangible Assets

Intangible assets consisted of the following at June 30, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$948	$-	$948
Intangible assets subject to amortization:
Software in service	5	1,976	(358)	1,618
Product formulation	10	462	(355)	107
Total		$3,386	$(713)	$2,673

Intangible assets consisted of the following at December 31, 2017 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$1,243	$-	$1,243
Intangible assets subject to amortization:
Software in service	5	3,191	(597)	2,594
Product formulation	10	486	(351)	135
Total		$4,920	$(948)	$3,972

Amortization expense relating to intangible assets was $0.4 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. During the three and six months ended June 30, 2018, the Company also recorded an impairment charge of $1.3 million related to abandoned software in service in the Digital Media segment as a loss on disposal of assets in the condensed consolidated statement of operations.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Amount
Remainder 2018	$226
2019	440
2020	431
2021	389
2022	193
Thereafter	46
Total	$1,725

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2018 (in thousands):

Balance as of December 31, 2017	$952
Foreign currency translation	(45)
Balance as of June 30, 2018	$907

9. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warranty accrual at beginning of period	$564	$462	$521	$645
Charged to (reversed from) expense	(19)	128	65	175
Claims paid, net of recoveries	(87)	(142)	(117)	(373)
Foreign currency adjustment	(9)	9	(20)	10
Warranty accrual at end of period	$449	$457	$449	$457

10. Debt

The Company’s debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Short-term debt:
Strong/MDI installment loan	$2,620	$-
Revolving line of credit	-	500
Current portion of long-term debt	508	65
Total short-term debt	3,128	565
Long-term debt:
Sale-leaseback financing	6,919	-
Equipment term loans	1,599	-
$2 million term loan	-	1,968
Total principal balance of long-term debt	8,518	1,968
Less: current portion	(508)	(65)
Less: unamortized debt issuance costs	(17)	(33)
Total long-term debt	7,993	1,870
Total short-term and long-term debt	$11,121	$2,435

On May 22, 2018, the Company’s subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment. The borrowings under the agreement are recorded as long-term debt on the Company’s condensed consolidated balance sheet and bear interest at a fixed rate based on the three-year U.S. Treasury Note yield plus a spread at the time of funding. The obligations under the agreement are guaranteed by the Company. At June 30, 2018, the Company had $1.6 million of outstanding borrowings under the agreement, which bear interest at a weighted-average fixed rate of 5.7%.

On June 29, 2018, the Company and Convergent completed a sale-leaseback of Convergent’s Alpharetta, Georgia office facility. Convergent sold the Alpharetta facility for $7.0 million in cash and the Company simultaneously entered into a 10-year leaseback of the facility for rent in the amount of $600,000 per year, escalating at the rate of 2% per year. Due to the Company’s continuing involvement in the building, the transaction was accounted for as a financing rather than a normal leaseback. The net proceeds from the transaction were recorded as a financing liability in long-term debt on the Company’s condensed consolidated balance sheet. Upon closing, the Company’s term loan and revolving line of credit that previously were secured by the Alpharetta facility were repaid, and the related debt agreement was terminated. In addition, the Company issued warrants to the buyer to purchase up to 100,000 shares of Company stock, consisting of warrants to purchase 25,000 shares at each of $10, $12, $14, and $16 purchase prices per share. The warrants have a 10-year maturity. The Company recorded the aggregate $81 thousand fair value of the warrants as additional paid-in capital. The fair value of the warrants was calculated based on a Black-Scholes valuation model using the following assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	2.81%
Expected stock price volatility	37.01%
Expected life of warrants (in years)	7.0

The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the warrant issuance date. The expected volatility was based on historical daily price changes of the Company’s stock for the seven years prior to the warrant issuance date. The expected life of the warrants is the Company’s estimate of the number of years the warrants will be outstanding.

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and will bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans will bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$3.45 million of principal outstanding on the 20-year installment loan as of June 30, 2018, which bears variable interest at 3.95%. Strong/MDI was in compliance with its debt covenants as of June 30, 2018.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of June 30, 2018 (in thousands):

Remainder of 2018	$309
2019	543
2020	586
2021	632
2022	681
Thereafter	5,767
Total	$8,518

11. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2018 and December 31, 2017.

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

12. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million for each of the three month periods ended June 30, 2018 and 2017, and $0.5 million and $0.3 million for the six month periods ended June 30, 2018 and 2017, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares authorized for issuance under the 2017 Plan is 1,371,189 shares, with 975,021 shares remaining available for grant at June 30, 2018.

Options

The Company granted a total of 387,500 and 395,000 options during the six month periods ended June 30, 2018 and 2017, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the six month periods ended June 30, 2018 and 2017 was $1.82 and $2.42, respectively. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2018	2017
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	2.49%	2.01%
Expected stock price volatility	35.65%	34.77%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	930,300	$5.63	8.7	$150
Granted	387,500	4.70
Exercised	-	-
Forfeited	(155,000)	5.58
Expired	(95,000)	4.70
Outstanding at June 30, 2018	1,067,800	$5.31	8.7	$216
Exercisable at June 30, 2018	206,300	$5.16	7.8	$72

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2018, 861,500 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.5 million, which is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. As of June 30, 2018, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes restricted stock share activity for the six months ended June 30, 2018:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	85,000	$6.50
Granted	-	-
Shares vested	(28,333)	6.50
Shares forfeited	(6,667)	6.50
Non-vested at June 30, 2018	50,000	$6.50

The following table summarizes restricted stock unit activity for the six months ended June 30, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	35,835	$6.45
Granted	147,500	4.70
Shares vested	(30,835)	6.81
Shares forfeited	-	-
Non-vested at June 30, 2018	152,500	$4.69

13. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 47% of total consolidated net revenues for the three and six months ended June 30, 2018. Trade accounts receivable from these customers represented approximately 43% of net consolidated receivables at June 30, 2018. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for leases at June 30, 2018 are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Remainder 2018	$123	$899
2019	116	1,769
2020	-	1,545
2021	-	1,416
2022	-	1,081
Thereafter	-	-
Total minimum lease payments	$239	$6,710
Less: Amount representing interest	(10)
Present value of minimum lease payments	229
Less: Current maturities	(226)
Capital lease obligations, net of current portion	$3

14. Business Segment Information

As of June 30, 2018, the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. The Cinema segment provides a full range of product and service solutions primarily for the theater exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays, and sound systems, as well as network monitoring and on-site service for cinema equipment. The Digital Media segment develops and delivers solutions for out-of-home messaging, advertising and communication and provides managed services including monitoring of networked equipment. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net revenues
Cinema	$10,428	$13,173	$21,878	$25,863
Digital Media	3,827	6,337	8,543	11,682
Other	16	9	32	9
Total segment net revenues	14,271	19,519	30,453	37,554
Eliminations	(93)	(119)	(448)	(229)
Total net revenues	14,178	19,400	30,005	37,325

Gross profit (loss)
Cinema	3,215	4,015	6,600	7,631
Digital Media	(1,939)	1,250	(2,491)	2,073
Other	16	9	32	9
Total gross profit	1,292	5,274	4,141	9,713

Operating (loss) income
Cinema	1,973	2,886	4,298	5,565
Digital Media	(4,983)	(898)	(7,479)	(2,011)
Other	(85)	(74)	(198)	(191)
Total segment operating (loss) income	(3,095)	1,914	(3,379)	3,363
Unallocated general and administrative expenses	(2,426)	(2,747)	(5,228)	(4,793)
Loss from operations	(5,521)	(833)	(8,607)	(1,430)
Other income (expense)	148	(128)	159	(110)
Loss before income taxes and equity method investment (loss) income	$(5,373)	$(961)	$(8,448)	$(1,540)

(In thousands)	June 30, 2018	December 31, 2017
Identifiable assets
Cinema	$25,206	$27,358
Digital Media	13,131	13,603
Corporate	20,877	18,053
Total	$59,214	$59,014

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net revenue
United States	$10,872	$14,884	$23,701	$29,218
Canada	1,514	1,787	2,914	3,007
Mexico	531	383	1,087	739
China	745	1,431	1,286	2,896
Latin America	133	520	403	804
Europe	195	79	353	195
Asia (excluding China)	104	212	177	278
Other	84	104	84	188
Total	$14,178	$19,400	$30,005	$37,325

(In thousands)	June 30, 2018	December 31, 2017
Identifiable assets
United States	$41,207	$37,230
Canada	18,007	21,784
Total	$59,214	$59,014

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 72% of our revenues for the six months ended June 30, 2018 were from Cinema and approximately 28% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the condensed consolidated financial statements.

Results of Operations:

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

Net revenues during the quarter ended June 30, 2018 decreased 26.9% to $14.2 million from $19.4 million during the quarter ended June 30, 2017.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$10,428	$13,173	$(2,745)	(20.8)%
Digital Media	3,827	6,337	(2,510)	(39.6)%
Other	16	9	7	77.8%
Total segment revenues	14,271	19,519	(5,248)	(26.9)%
Eliminations	(93)	(119)	26	(21.8)%
Total net revenues	$14,178	$19,400	$(5,222)	(26.9)%

Cinema

Sales of Cinema products and services decreased 20.8% to $10.4 million in the second quarter of 2018 from $13.2 million in the second quarter of 2017. The decrease was driven by a decrease in lamp sales, as we terminated our distributorship for certain cinema lamp products in July 2017 due to the very low margins earned on these products, and decreased sales of screens and projectors.

Digital Media

Sales of Digital Media products and services decreased 39.6% to $3.8 million in the second quarter of 2018 from $6.3 million in the second quarter of 2017. The decrease was driven primarily by lower revenue from non-recurring installation services. Smaller decreases in sales of contract maintenance services, digital signage equipment and non-recurring maintenance services were partially offset by increased digital signage as a service (“DSaaS”) revenues and revenue in the current year from our taxicab advertising business that did not exist in the prior year. We expect DSaaS revenues to continue to increase during the second half of the year as we implement DSaaS for a new customer during the third quarter, which we expect to generate over $1.0 million of DSaaS revenues per quarter when fully implemented. We also expect taxicab advertising revenues to gradually increase during the second half of the year.

Export Revenues

Sales outside the United States (primarily from the Cinema segment) decreased to $3.3 million in the second quarter of 2018 from $4.5 million for the same quarter of last year due primarily to decreased sales in China, Latin America (excluding Mexico) and Canada, partially offset by increased sales in Mexico and Europe. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Gross profit during the quarter ended June 30, 2018 decreased 75.5% to $1.3 million from $5.3 million during the quarter ended June 30, 2017.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$3,215	$4,015	$(800)	(19.9)%
Digital Media	(1,939)	1,250	(3,189)	(255.1)%
Other	16	9	7	77.8%
Total gross profit	$1,292	$5,274	$(3,982)	(75.5)%

Cinema

Gross profit in the Cinema segment was $3.2 million or 30.8% of revenues in the second quarter of 2018 compared to $4.0 million or 30.5% of revenues in the second quarter of 2017. The decrease in gross profit dollars was driven primarily by decreased revenues as described above.

Digital Media

Gross loss in the Digital Media segment was $1.9 million in the second quarter of 2018 compared to gross profit of $1.3 million in the second quarter of 2017. The decrease in gross margin dollars was driven primarily by the fixed costs associated with our new advertising operations that we did not incur in the prior year. During the first quarter of 2018, we signed an agreement to provide advertising services on over 3,500 New York City taxicabs. The advertising is on a combination of vinyl printed signs and digital signs. We have leased 300 digital signs, which were installed throughout the first half of 2018. In addition to lease expense for the digital signs, we incur fixed fees payable to our taxicab counterparties for advertising access and maintenance. While we will continue to incur these fixed costs, we expect advertising revenues to gradually increase throughout 2018, absorbing a larger portion of the fixed costs until the business generates a positive gross profit in late 2018 or early 2019. Excluding the new costs associated with the advertising business, the gross profit in the Digital Media segment was approximately breakeven during the second quarter of 2018, or a decrease of approximately $1.3 million compared to the second quarter of 2017. This decrease was driven primarily by lower revenues as described above.

Operating (Loss) Income

We generated an operating loss of $5.5 million in the second quarter of 2018 compared to $0.8 million in the second quarter of 2017.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$1,973	$2,886	$(913)	(31.6)%
Digital Media	(4,983)	(898)	(4,085)	454.9%
Other	(85)	(74)	(11)	14.9%
Total segment operating (loss) income	(3,095)	1,914	(5,009)	(261.7)%
Unallocated general and administrative expenses	(2,426)	(2,747)	321	(11.7)%
Total operating loss	$(5,521)	$(833)	$(4,688)	562.8%

We generated operating income in the Cinema segment of $2.0 million in the second quarter of 2018 compared to $2.9 million in the second quarter of 2017. The decrease in operating income was driven primarily by lower revenues and gross profit as described above.

The Digital Media segment generated an operating loss of $5.0 million in the second quarter of 2018 compared to $0.9 million in the second quarter of 2017. The increase in the operating loss was driven primarily by lower gross profit as described above, along with a $1.3 million loss on abandonment of an internally-developed software intangible asset.

Unallocated general and administrative expenses decreased to $2.4 million in the second quarter of 2018 compared to $2.7 million in the second quarter of 2017. The decrease was driven primarily by lower consulting, audit and tax expenses.

Other Financial Items

For the second quarter of 2018, total other income of $148 thousand primarily consisted of a $192 thousand fair value adjustment to our notes receivable, partially offset by $42 thousand of interest expense. For the second quarter of 2017, total other expense of $128 thousand primarily consisted of $107 thousand of foreign currency transaction losses and $28 thousand of interest expense. The increase in interest expense was due to higher average debt outstanding in 2018 compared to 2017.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. Our income tax expense consists primarily of income tax on foreign earnings.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), was signed into law in the United States. The law includes significant changes to the United States corporate income tax system, including a federal corporate rate reduction and the transition of the United States from a worldwide tax system to a territorial tax system. As part of the transition to a territorial tax system, the 2017 Tax Act requires taxpayers to calculate a one-time transition tax based on the deemed repatriation of undistributed earnings of foreign subsidiaries. We currently are analyzing the 2017 Tax Act and, in certain areas, have made provisional estimates of the effects on our consolidated financial statements and tax disclosures, including the amount of the repatriation tax and changes to our existing deferred tax balances.

The second quarter of 2018 includes an equity method investment loss of $0.7 million, primarily consisting of an other-than-temporary impairment charge of $0.7 million and equity method investment loss of $0.3 million from Itasca, partially offset by equity method investment income of $0.3 million from PIH. Equity method investment loss in the second quarter of 2017 amounted to $0.2 million, consisting of losses from Itasca of $0.2 million and BKTI of $0.1 million, partially offset by income from PIH of $43 thousand.

As a result of the items outlined above, we generated net losses from continuing operations of approximately $6.8 million and basic and diluted losses per share from continuing operations of $0.47 in the second quarter of 2018, compared to net losses from continuing operations of $1.9 million and basic and diluted losses per share from continuing operations of $0.14 in the second quarter of 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues

Net revenues during the six months ended June 30, 2018 decreased 19.6% to $30.0 million from $37.3 million during the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$21,878	$25,863	$(3,985)	(15.4)%
Digital Media	8,543	11,682	(3,139)	(26.9)%
Other	32	9	23	255.6%
Total segment revenues	30,453	37,554	(7,101)	(18.9)%
Eliminations	(448)	(229)	(219)	95.6%
Total net revenues	$30,005	$37,325	$(7,320)	(19.6)%

Cinema

Sales of Cinema products and services decreased 15.4% to $21.9 million in the first half of 2018 from $25.9 million in the first half of 2017. The decrease was driven by a decrease in lamp sales, as we terminated our distributorship for certain cinema lamp products in July 2017 due to the very low margins earned on these products, along with decreased sales of premium HGA screens and projectors, partially offset by increased sales of audio equipment and non-recurring installation services.

Digital Media

Sales of Digital Media products and services decreased 26.9% to $8.5 million in the first half of 2018 from $11.7 million in the first half of 2017. The decrease was driven primarily by lower revenue from non-recurring installation and maintenance services, sales of digital signage equipment and contract maintenance services, partially offset by revenue in the current year from our taxicab advertising business that did not exist in the prior year and increased DSaaS revenues.

Export Revenues

Sales outside the United States (primarily from the Cinema segment) decreased to $6.3 million in the first half of 2018 from $8.1 million for the same period of last year due primarily to decreased sales in China and Latin America (excluding Mexico), partially offset by increased sales in Mexico and Europe.

Gross Profit

Gross profit during the first half of 2018 decreased 57.4% to $4.1 million from $9.7 million during the first half of 2017.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$6,600	$7,631	$(1,031)	(13.5)%
Digital Media	(2,491)	2,073	(4,564)	(220.2)%
Other	32	9	23	255.6%
Total gross profit	$4,141	$9,713	$(5,572)	(57.4)%

Cinema

Gross profit in the Cinema segment was $6.6 million or 30.2% of revenues in the first half of 2018 compared to $7.6 million or 29.5% of revenues in the first half of 2017. The decrease in gross profit dollars was driven primarily by decreased revenues as described above.

Digital Media

Gross loss in the Digital Media segment was $2.5 million in the first half of 2018 compared to gross profit of $2.1 million in the first half of 2017. The decrease in gross profit dollars was driven primarily by the fixed costs associated with our new taxicab advertising operations that we did not incur in the prior year. While we will continue to incur these fixed costs, we expect advertising revenues to gradually increase throughout 2018, absorbing a larger portion of the fixed costs until the business generates a positive gross profit in late 2018 or early 2019. Excluding the new costs associated with the advertising business, the gross profit in the Digital Media segment amounted to approximately $0.7 million during the first half of 2018, or a decrease of approximately $1.3 million compared to the first half of 2017. This decrease was driven primarily by lower revenues as described above and higher inventory obsolescence charges.

Operating (Loss) Income

We generated an operating loss of $8.6 million in the first half of 2018 compared to $1.4 million in the first half of 2017.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$4,298	$5,565	$(1,267)	(22.8)%
Digital Media	(7,479)	(2,011)	(5,468)	271.9%
Other	(198)	(191)	(7)	3.7%
Total segment operating (loss) income	(3,379)	3,363	(6,742)	(200.5)%
Unallocated general and administrative expenses	(5,228)	(4,793)	(435)	9.1%
Total operating loss	$(8,607)	$(1,430)	$(7,177)	501.9%

We generated operating income in the Cinema segment of $4.3 million in the first half of 2018 compared to $5.6 million in the first half of 2017. The decrease in operating income was driven primarily by lower revenues and gross profit as described above.

The Digital Media segment generated an operating loss of $7.5 million in the first half of 2018 compared to $2.0 million in the first half of 2017. The decrease was driven primarily by lower gross profit as described above, along with a $1.3 million loss on abandonment of an internally-developed software intangible asset.

Unallocated general and administrative expenses increased to $5.2 million in the first half of 2018 compared to $4.8 million in the first half of 2017. The increase was driven primarily by increased compensation and benefits, stock-based compensation, audit, tax and legal expenses, partially offset by lower consulting costs.

Other Financial Items

For the first half of 2018, total other income of $159 thousand primarily consisted of a $150 thousand fair value adjustment to our notes receivable and $107 thousand of foreign currency transaction gains, partially offset by $87 thousand of interest expense. For the first half of 2017, total other expense of $110 thousand primarily consisted of $104 thousand of foreign currency transaction losses and $38 thousand of interest expense. The increase in interest expense was due to higher average debt outstanding in 2018 compared to 2017.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. Our income tax expense consists primarily of income tax on foreign earnings.

The first half of 2018 includes an equity method investment loss of $0.8 million, consisting of an other-than-temporary impairment charge of $0.7 million and equity method investment loss of $0.2 million from Itasca and an equity method investment loss of $0.4 million from BKTI, partially offset by equity method investment income of $0.6 million from PIH. Equity method investment income in the first half of 2017 amounted to $2.3 million, primarily consisting of $2.3 million of income from Itasca.

As a result of the items outlined above, we generated net losses from continuing operations of approximately $10.5 million and basic and diluted losses per share from continuing operations of $0.73 in the first half of 2018, compared to net losses from continuing operations of $1.5 million and basic and diluted losses per share from continuing operations of $0.11 in the first half of 2017.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. During the first quarter of 2018, we signed an agreement to provide advertising services on over 3,500 New York City taxicabs. The advertising is on a combination of vinyl printed signs and digital signs. We have leased 300 digital signs, which were installed throughout the first and second quarters of 2018. In addition to lease expense for the digital signs, we incur fixed fees payable to our taxicab counterparties for advertising access and maintenance. We expect that the new advertising business will continue to negatively impact our cash flow into the second half of 2018 as we incur costs without collecting significant revenues during the start-up phase. However, we believe that our existing sources of liquidity, including cash and cash equivalents, credit facilities and operating cash flow will be sufficient to meet our projected capital needs for the foreseeable future. We ended the second quarter of 2018 with total cash and cash equivalents of $6.8 million, compared to $4.9 million at December 31, 2017.

As of June 30, 2018, $1.3 million of the $6.8 million in cash and cash equivalents was held by our Canadian subsidiary, Strong/MDI. If these funds are repatriated to our operations in the U.S., we would be required to pay Canadian withholding taxes, which have been fully accrued as of June 30, 2018. Strong/MDI also may make intercompany loans to the U.S. parent company, which do not trigger Canadian withholding taxes if they meet certain requirements. As of June 30, 2018, the parent company had outstanding intercompany loans from Strong/MDI of approximately $26.8 million, compared to approximately $19.4 million at December 31, 2017.

On May 22, 2018, our subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment. The borrowings under the agreement bear interest at a fixed rate based on the three-year U.S. Treasury Note yield plus a spread at the time of funding. At June 30, 2018, we had $1.6 million of outstanding borrowings under the agreement, which bear interest at a weighted-average fixed rate of 5.7%.

On June 29, 2018, Convergent completed a sale-leaseback of its Alpharetta, Georgia office facility. Convergent sold the Alpharetta facility for $7.0 million in cash and we entered into a 10-year leaseback of the facility for rent in the amount of $600,000 per year, escalating at the rate of 2% per year. Due to our continuing involvement in the building, the transaction was accounted for as a financing rather than a normal leaseback. Upon closing, Convergent’s term loan and revolving line of credit that previously were secured by the Alpharetta facility were repaid, and the related debt agreement was terminated.

In 2017, our Canadian subsidiary, Strong/MDI, entered into a demand credit agreement consisting of a revolving line of credit for up CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$3.45 million of principal outstanding on the 20-year installment loan as of June 30, 2018. The outstanding principal bears variable interest based on the lender’s prime rate plus 0.5%, which equaled 3.95% on June 30, 2018. Strong/MDI was in compliance with its debt covenants as of June 30, 2018.

Cash Flows from Operating Activities

The following table provides information that we use in analyzing our cash flows from operating activities of continuing operations (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities - continuing operations	$(4,165)	$(2,185)
Less:
Changes in working capital	1,962	(1,037)
Foreign currency transaction gain (loss)	107	(104)
Current income tax expense	(1,323)	(1,358)
Net interest expense	(87)	(16)
Other	(9)	12
Subtotal - reconciling items	650	(2,503)
Operating (loss) income, excluding noncash operating expenses (non-GAAP)	$(4,815)	$318

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

Net cash used in operating activities from continuing operations was $4.2 million in the first half of 2018, as operating loss, excluding noncash expenses, of $4.8 million, current income tax expense of $1.3 million and net interest expense of $0.1 million were partially offset by favorable net changes in working capital items of $2.0 million and foreign currency transaction gains of $0.1 million. The favorable net change in working capital was primarily due to a $1.2 million increase in deferred revenue and customer deposits, a $1.1 million increase in accounts payable and accrued expenses and a $0.6 million decrease in inventory, partially offset by a $0.6 million increase in other assets and a $0.3 million increase in accounts receivable.

Net cash used in operating activities from continuing operations was $2.2 million in the first half of 2017, as operating income, excluding noncash expenses, of $0.3 million was offset by unfavorable changes in working capital of $1.0 million and current income tax expense of $1.4 million. The unfavorable net change in working capital was primarily due to a $1.0 million decrease in deferred revenue and customer deposits, a $0.9 million increase in accounts receivable, a $0.7 million increase in other current and non-current assets and a $0.2 million increase in current income taxes payable, partially offset by a $2.1 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to timing of orders and payments to vendors at the end of the quarter.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.8 million in the first half of 2018, consisting primarily of capital expenditures. Net cash used in investing activities was $4.5 million in the first half of 2017, due primarily to $2.5 million in purchases of equity securities and $2.1 million in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.1 million in the first half of 2018, consisting primarily of $7.0 million of proceeds from the sale-leaseback of our Alpharetta, GA office facility and $3.2 million of proceeds from issuance of short-term debt. As a result of the sale-leaseback transaction, approximately $3.0 million of short-term and long-term debt previously secured by the facility was repaid. Net cash provided by financing activities in the first half of 2017 was $1.8 million, consisting primarily of proceeds from issuance of long-term debt of $2.0 million, partially offset by payments on capital lease obligations and purchases of treasury stock of $0.1 million each.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $0.1 million in the first half of 2018 and increased cash and cash equivalents by $0.1 million in the first half of 2017.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off Balance Sheet Arrangements and Contractual Obligations

The future estimated payments as of June 30, 2018 under contractual obligations are summarized below (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt, including current maturities	$11,554	$484	$1,961	$2,011	$7,098
Short-term debt	2,620	2,620	-	-	-
Postretirement benefits	108	7	30	30	41
Capital leases	239	123	116	-	-
Operating leases	6,710	899	3,314	2,497	-
Purchase obligations	21,358	4,005	16,018	1,335	-
Contractual cash obligations	$42,589	$8,138	$21,439	$5,873	$7,139

There were no other material contractual obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2017. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. Other than policies related to the adoption of ASC 606 as described in Note 4 to the condensed consolidated financial statements, there were no significant changes in our critical accounting policies during the six months ended June 30, 2018.

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

Interest Rates—Interest rate risks from our interest related accounts such as our postretirement obligations are not deemed significant. We currently have long-term notes receivable, recorded at fair value, bearing fixed interest rates of 15% and long-term equipment term loans with weighted-average fixed interest rates of approximately 5.7%. A change in long-term interest rates for comparable types of instruments would have the effect of us recording changes in fair value of the notes receivable through our statements of operations. As of June 30, 2018, we also have $2.6 million borrowed on an installment loan that bears variable interest at the lender’s prime rate plus 0.5%, or 3.95% as of June 30, 2018. Changes in the lender’s prime rate would increase or decrease our interest expense on outstanding variable rate borrowings.

Foreign Exchange—Exposures to transactions denominated in currencies other than the entity’s functional currency are primarily related to our Canadian subsidiary. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. From time to time, as market conditions indicate, we may enter into foreign currency contracts to manage the risks associated with forecasted transactions. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would not have a material impact on our reported cash balance as of June 30, 2018.

Equity Price Risk—We are exposed to price risk related to our investments in equity securities. At June 30, 2018, our carrying value of investments in equity securities aggregated $16.8 million, all of which were accounted for using the equity method. The fair value of these investments was $15.0 million at June 30, 2018. A change in the equity price of the equity method investments would result in a change in the fair value or economic value of such securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended June 30, 2018. As of June 30, 2018, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Note Modification Agreement, dated as of April 18, 2018, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender.	8-K	10.1	4-24-18

10.2	Contract of Sale, dated as of April 27, 2018, by and among Convergent Media Systems Corporation, as Seller, and Metrolina Alpharetta, LLC, as Buyer.	8-K	10.1	5-1-18

10.3	Lease Agreement, between Metrolina Alpharetta, LLC, as Landlord, and Ballantyne Strong, Inc., as Tenant.				X

10.4	Form of Warrant, to be issued by Ballantyne Strong, Inc.	8-K	10.3	5-1-18

10.5	Master Installment Payment Agreement, dated as of May 22, 2018, by and between Convergent Media Systems Corporation, as Borrower, and NEC Financial Services, as Lender.	8-K	10.1	5-29-18

10.6	Credit Agreement, dated as of May 16, 2018, between Canadian Imperial Bank of Commerce and Strong/MDI Screen Systems, Inc.				X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.				X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Lance V. Schulz
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Lance V. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 8, 2018	Date:	August 8, 2018

