Form 10-Q
period 2018-09-30
BALLANTYNE STRONG, INC.
filed 2018-11-07
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2018
Common Stock, $.01, par value	14,442,924 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,659	$4,870
Restricted cash	350	-
Accounts receivable (net of allowance for doubtful accounts of $2,215 and $1,877, respectively)	14,523	10,766
Inventories:
Raw materials and components, net	1,330	1,376
Work in process	419	362
Finished goods, net	2,194	3,083
Total inventories, net	3,943	4,821
Income tax receivable	330	495
Other current assets	1,852	1,290
Total current assets	26,657	22,242
Property, plant and equipment (net of accumulated depreciation of $9,379 and $8,780 respectively)	14,244	10,826
Equity method investments	12,017	18,053
Intangible assets, net	1,818	3,972
Goodwill	922	952
Notes receivable	3,768	2,815
Other assets	405	154
Total assets	$59,831	$59,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,558	$3,425
Accrued expenses	3,562	3,071
Short-term debt	2,607	500
Current portion of long-term debt	983	65
Deferred revenue and customer deposits	2,993	1,619
Income tax payable	22	-
Total current liabilities	13,725	8,680
Long-term debt, net of current portion and debt issuance costs	9,721	1,870
Deferred revenue and customer deposits, net of current portion	1,182	1,207
Deferred income taxes	2,636	2,816
Other accrued expenses, net of current portion	184	319
Total liabilities	27,448	14,892
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares; none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,237 and 17,216 shares at September 30, 2018 and December 31, 2017, respectively; outstanding 14,443 and 14,422 shares at September 30, 2018 and December 31, 2017, respectively	169	169
Additional paid-in capital	41,285	40,565
Accumulated other comprehensive loss:
Foreign currency translation	(4,633)	(4,048)
Postretirement benefit obligations	114	99
Unrealized gain on available-for-sale securities of equity method investments	150	353
Retained earnings	13,884	25,570
	50,969	62,708
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Total stockholders’ equity	32,383	44,122
Total liabilities and stockholders’ equity	$59,831	$59,014

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2018 and 2017

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net product sales	$8,401	$12,808	$24,490	$38,302
Net service revenues	8,052	6,751	21,968	18,583
Total net revenues	16,453	19,559	46,458	56,885
Cost of products sold	5,076	10,112	16,308	30,929
Cost of services	7,847	4,128	22,480	10,923
Total cost of revenues	12,923	14,240	38,788	41,852
Gross profit	3,530	5,319	7,670	15,033
Selling and administrative expenses:
Selling	1,139	1,298	3,638	4,207
Administrative	3,384	3,473	12,301	11,706
Total selling and administrative expenses	4,523	4,771	15,939	15,913
Loss on disposal of assets	(799)	-	(2,130)	-
(Loss) income from operations	(1,792)	548	(10,399)	(880)
Other income (expense):
Interest income	-	-	-	18
Interest expense	(180)	(51)	(267)	(84)
Foreign currency transaction (loss) gain	(67)	(306)	41	(410)
Fair value adjustment to notes receivable	802	-	953	-
Other income (expense), net	6	(35)	(9)	(24)
Total other income (expense)	561	(392)	718	(500)
(Loss) income before income taxes and equity method investment income (loss)	(1,231)	156	(9,681)	(1,380)
Income tax expense	497	440	1,837	2,709
Equity method investment income (loss)	507	(753)	(244)	1,516
Net loss from continuing operations	(1,221)	(1,037)	(11,762)	(2,573)
Net loss from discontinued operations, net of tax	-	-	-	(49)
Net loss	$(1,221)	$(1,037)	$(11,762)	$(2,622)
Net loss per share - basic
Net loss from continuing operations	$(0.08)	$(0.07)	$(0.82)	$(0.18)
Net loss from discontinued operations	-	-	-	(0.00)
Net loss	(0.08)	(0.07)	(0.82)	(0.18)
Net loss per share - diluted
Net loss from continuing operations	$(0.08)	$(0.07)	$(0.82)	$(0.18)
Net loss from discontinued operations	-	-	-	(0.00)
Net loss	(0.08)	(0.07)	(0.82)	(0.18)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,221)	$(1,037)	$(11,762)	$(2,622)
Adjustment to postretirement benefits	6	-	15	-
Currency translation adjustment:
Unrealized net change arising during period	245	689	(585)	1,507
Unrealized (loss) gain on available-for-sale securities of equity method investments, net of tax	(33)	34	(203)	215
Total other comprehensive income (loss)	218	723	(773)	1,722
Comprehensive loss	$(1,003)	$(314)	$(12,535)	$(900)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,762)	$(2,622)
Net loss from discontinued operations, net of tax	-	(49)
Net loss from continuing operations	(11,762)	(2,573)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Provision for doubtful accounts	381	712
Provision for obsolete inventory	412	(160)
Provision for warranty	83	319
Depreciation and amortization	1,953	1,563
Equity method investment loss (income)	244	(1,516)
Fair value adjustment to notes receivable	(953)	-
Deferred income taxes	(146)	715
Amortization of contract acquisition costs	29	-
Impairment of contract acquisition costs	59	-
Stock-based compensation expense	648	498
Impairment of operating lease	209	-
Loss on disposal of assets	2,130	-
Dividends received from investee	817	-
Changes in operating assets and liabilities:
Accounts receivable	(4,244)	385
Inventories	413	(134)
Other current assets	(629)	(41)
Other assets	(392)	(85)
Accounts payable	171	1,197
Accrued expenses	244	(763)
Deferred revenue and customer deposits	1,359	(1,204)
Current income taxes	178	174
Net cash flows used in operating activities - continuing operations	(8,796)	(913)
Net cash flows used in operating activities - discontinued operations	-	(147)
Net cash used in operating activities	(8,796)	(1,060)

(Continued on following page)

See accompanying notes to condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Nine Months Ended September 30, 2018 and 2017

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from investing activities:
Proceeds from sale of equity securities	$4,531	$-
Purchase of equity securities	-	(2,525)
Dividends received from investee in excess of cumulative earnings	69	230
Capital expenditures	(1,220)	(2,949)
Proceeds from sale of business	-	60
Net cash provided by (used in) investing activities	3,380	(5,184)

Cash flows from financing activities:
Proceeds from sale-leaseback financing	7,000	-
Proceeds from issuance of short-term debt	3,205	500
Proceeds from issuance of long-term debt	-	2,000
Principal payments on long-term debt	(2,278)	(17)
Principal payments on short-term debt	(1,097)	-
Payment of debt issuance costs	(22)	(46)
Payments on capital lease obligations	(147)	(188)
Purchase of treasury stock	-	(102)
Proceeds from exercise of stock options	-	71
Other	(8)	-
Net cash provided by financing activities	6,653	2,218
Effect of exchange rate changes on cash and cash equivalents	(98)	304
Net increase (decrease) in cash and cash equivalents and restricted cash	1,139	(3,722)
Discontinued operations activity included above:
Add: Cash balance included in assets held for sale at beginning of period	-	175
Less: Cash balance included in assets held for sale at end of period	-	-
Cash and cash equivalents and restricted cash at beginning of period	4,870	7,596
Cash and cash equivalents and restricted cash at end of period	$6,009	$4,049
Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$5,659	$4,049
Restricted cash	350	-
Total cash and cash equivalents and restricted cash	$6,009	$4,049
Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$4,121	$-

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

2. Discontinued Operations

In May 2017, the Company sold the operational assets of Strong Westrex, Inc. for total proceeds of $60 thousand. The summary financial results of discontinued operations for the three and nine months ended September 30, 2017 were as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total net revenues	$-	$24
Total cost of revenues	-	48
Total selling and administrative expenses	-	53
Loss from operations of discontinued operations	-	(77)
Loss before income taxes	-	(49)
Income tax expense	-	-
Net loss from discontinued operations, net of tax	$-	$(49)

There was no depreciation and amortization related to discontinued operations recorded for the three and nine month periods ended September 30, 2017. There were no capital expenditures related to discontinued operations during the three and nine month periods ended September 30, 2017.

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Restricted Cash

Restricted cash represents amounts held in a collateral account for the Company’s corporate travel and purchasing credit card program.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment income (loss)” in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in “equity method investments” in the condensed consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded an other-than-temporary impairment charge related to its equity method investments of $0.7 million in equity method investment loss on its condensed consolidated statements of operations during the nine month period ended September 30, 2018. The Company did not record any impairments related to its equity method investments during the three month period ended September 30, 2018 or three and nine month periods ended September 30, 2017. Note 6 contains additional information on our equity method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of September 30, 2018 and December 31, 2017.

Fair values measured on a recurring basis at September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,659	$-	$-	$5,659
Restricted cash	350	-	-	350
Notes receivable	-	-	3,768	3,768
Total	$6,009	$-	$3,768	$9,777

Fair values measured on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,870	$-	$-	$4,870
Notes receivable	-	-	2,815	2,815
Total	$4,870	$-	$2,815	$7,685

Quantitative information about the Company’s level 3 fair value measurements at September 30, 2018 is set forth below:

	Fair value at 9/30/18 (in thousands)	Valuation technique	Unobservable input	Range
Notes receivable	$3,768	Discounted cash flow	Default percentage	15%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%. The notes receivable are recorded at estimated fair value. In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable on a quarterly basis. During 2018, the Company updated its estimated future cash flow assumptions. This resulted in an increase to the fair value of the notes receivable of approximately $1.0 million recorded in other income in the Company’s condensed consolidated statement of operations during the nine months ended September 30, 2018. There was no adjustment to the estimated fair value of the notes receivable during the nine months ended September 30, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The Company’s short-term and long-term debt is recorded at historical cost. As of September 30, 2018, the Company’s long-term debt, including current maturities, had a carrying value of $10.7 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at September 30, 2018 was $10.7 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the three and nine months ended September 30, 2018, the Company recorded impairment charges of $0.8 million and $2.1 million, respectively, related to the abandonment of internally developed software intangible assets as a loss on disposal of assets in the condensed consolidated statement of operations. Other than the intangible asset impairment, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three and nine months ended September 30, 2018 and 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which was further clarified by ASU 2018-11, “Leases – Targeted Improvements,” issued in July 2018. ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and initially required a modified retrospective transition method under which entities would initially apply Topic 842 at the beginning of the earliest period presented in the financial statements. ASU 2018-11 added an additional optional transition method allowing entities to apply Topic 842 as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 using the optional transition method from ASU 2018-11 on January 1, 2019. The Company is evaluating the requirements of Topic 842 and its potential impact on its financial statements. The Company has leases primarily for property and equipment and is in the process of identifying and evaluating these leases for purposes of adopting ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments. While the Company has not yet quantified the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements, the Company expects to record assets and liabilities on its balance sheet upon adoption of this standard, which may be material. In addition, the Company expects that the sale-leaseback of Convergent’s Alpharetta, Georgia office facility described in Note 10, which did not qualify for sale-leaseback accounting under the current lease accounting standard, will qualify for sale-leaseback accounting under Topic 842, as Topic 842 eliminates the concept of continuing involvement by the seller-lessee precluding sale-leaseback accounting. The Company will continue to provide enhanced disclosures as it continues its assessment.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates Step 2 of the goodwill impairment testing which requires the fair value of individual assets and liabilities of a reporting unit to be determined when measuring goodwill impairment. The new guidance may result in different amounts of impairment that could be recognized compared to existing guidance. In addition, failing step 1 of the impairment test may not result in impairment under existing guidance. However, under the revised guidance, failing step 1 will always result in a goodwill impairment. ASU 2017-04 is to be applied prospectively for goodwill impairment testing performed in years beginning after December 15, 2019. The Company does not believe its adoption will significantly impact the Company’s results of operations or financial position.

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective for all filings made on and after November 5, 2018. Given the effective date and proximity to most filers’ quarterly reports, the SEC is not objecting to filers deferring the presentation of changes in stockholders’ equity in their quarterly reports on Forms 10-Q until the quarter that begins after November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its quarterly report on Form 10-Q for the quarter ended March 31, 2019.

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

Deferred contract acquisition costs are included in other assets. Beginning January 1, 2018, with the adoption of ASC 606, the Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. Prior to 2018, all contract acquisition costs were expensed as incurred. The Company recorded a transition adjustment of approximately $76 thousand increasing the opening balance of retained earnings, primarily related to the deferral and amortization of direct and incremental costs of obtaining contracts. The following table summarizes the changes in the Company’s contract asset balance during the nine months ended September 30, 2018 (in thousands):

Deferred contract acquisition costs as of January 1, 2018	$76
Costs capitalized	12
Amortization	(29)
Impairment	(59)
Deferred contract acquisition costs as of September 30, 2018	$-

During the three months ended September 30, 2018, the Company recorded an impairment charge of $59 thousand for the remaining deferred contract acquisition costs, as they are no longer considered recoverable based on the customer’s recent credit history.

The following tables summarize the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Condensed Consolidated Balance Sheet:

	As reported September 30, 2018	Adjustments	Balances without adoption of ASC 606
Total current assets	$26,657	$68	$26,725
Total noncurrent assets	33,174	-	33,174
Total assets	$59,831	$68	$59,899

Total current liabilities	$13,725	$83	$13,808
Total noncurrent liabilities	13,723	-	13,723
Total liabilities	27,448	83	27,531

Retained earnings	13,884	(15)	13,869
Other stockholders’ equity	18,499	-	18,499
Total stockholders’ equity	32,383	(15)	32,368
Total liabilities and stockholders’ equity	$59,831	$68	$59,899

Condensed Consolidated Statements of Operations:

	As reported for the three months ended September 30, 2018	Adjustments	Balances without adoption of ASC 606
Total net revenues	$16,453	$102	$16,555
Total cost of revenues	12,923	81	13,004
Gross profit	3,530	21	3,551
Total selling and administrative expenses	4,523	(60)	4,463
Loss on disposal of assets	(799)	-	(799)
Loss from operations	(1,792)	81	(1,711)
Other income	561	-	561
Loss before income taxes and equity method investment income	(1,231)	81	(1,150)
Income tax expense	497	-	497
Equity method investment income	507	-	507
Net loss	$(1,221)	$81	$(1,140)
Net loss per share of common stock:
Basic	$(0.08)		$(0.08)
Diluted	$(0.08)		$(0.08)

	As reported for the nine months ended September 30, 2018	Adjustments	Balances without adoption of ASC 606
Total net revenues	$46,458	$187	$46,645
Total cost of revenues	38,788	204	38,992
Gross profit	7,670	(17)	7,653
Total selling and administrative expenses	15,939	(78)	15,861
Loss on disposal of assets	(2,130)	-	(2,130)
Loss from operations	(10,399)	61	(10,338)
Other income	718	-	718
Loss before income taxes and equity method investment loss	(9,681)	61	(9,620)
Income tax expense	1,837	-	1,837
Equity method investment loss	(244)	-	(244)
Net loss	$(11,762)	$61	$(11,701)
Net loss per share of common stock:
Basic	$(0.82)		$(0.81)
Diluted	$(0.82)		$(0.81)

The adoption of ASC 606 did not have any net impact on other comprehensive loss or cash flows.

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Screen system sales	$5,005	$-	$-	$-	$5,005
Digital equipment sales	2,134	630	-	(44)	2,720
Field maintenance and monitoring services	2,966	1,372	-	(129)	4,209
Installation services	712	1,069	-	-	1,781
Extended warranty sales	213	-	-	-	213
Advertising	-	1,480	-	-	1,480
Other	530	499	16	-	1,045
Total	$11,560	$5,050	$16	$(173)	$16,453

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Screen system sales	$13,240	$-	$-	$-	$13,240
Digital equipment sales	7,228	2,020	-	(278)	8,970
Field maintenance and monitoring services	9,011	5,193	-	(344)	13,860
Installation services	1,420	3,057	-	-	4,477
Extended warranty sales	804	-	-	-	804
Advertising	-	1,948	-	-	1,948
Other	1,735	1,375	49	-	3,159
Total	$33,438	$13,593	$49	$(622)	$46,458

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

At January 1, 2018, $0.8 million of unearned revenue associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was reported in deferred revenue and customer deposits. During the nine months ended September 30, 2018, substantially all of this balance was earned and recognized as revenue. At September 30, 2018, the unearned revenue amount was $0.6 million. The Company expects to recognize $0.3 million of unearned revenue amounts throughout the rest of 2018, $0.3 million in 2019 and immaterial amounts each year from 2020 through 2023.

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended September 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Point in time	$9,872	$3,399	$-	$(173)	$13,098
Over time	1,688	1,651	16	-	3,355
Total	$11,560	$5,050	$16	$(173)	$16,453

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the nine months ended September 30, 2018 (in thousands):

	Cinema	Digital Media	Other	Eliminations	Total
Point in time	$28,159	$7,935	$-	$(622)	$35,472
Over time	5,279	5,658	49	-	10,986
Total	$33,438	$13,593	$49	$(622)	$46,458

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	14,392	14,310	14,366	14,279
Dilutive effect of stock options and certain non-vested shares of restricted stock	-	-	-	-
Diluted weighted average shares outstanding	14,392	14,310	14,366	14,279

For the three and nine month periods ended September 30, 2018, options to purchase 330,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 63,398 and 166,391 common stock equivalents related to options and restricted stock awards were excluded for the three and nine months ended September 30, 2018, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. For the three and nine month periods ended September 30, 2017, options to purchase 470,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 115,754 and 154,161 common stock equivalents related to options and restricted stock awards were excluded for the three and nine months ended September 30, 2017, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

6. Equity Method Investments

The following summarizes our equity method investments (dollars in thousands):

	September 30, 2018		December 31, 2017
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
BK Technologies, Inc.	$-	0.0%	$4,473	8.3%
Itasca Capital, Ltd.	3,890	32.3%	5,870	32.3%
1347 Property Insurance Holdings, Inc.	8,127	17.4%	7,710	17.4%
Total	$12,017		$18,053

The following summarizes the income (loss) of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Entity	2018	2017	2018	2017
BK Technologies, Inc.	$512	$109	$120	$12
Itasca Capital, Ltd.	(28)	(1,023)	(967)	1,289
1347 Property Insurance Holdings, Inc.	23	161	603	215
Total	$507	$(753)	$(244)	$1,516

BK Technologies, Inc. (formerly known as RELM Wireless Corporation) (“BKTI”) is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. Due to the Company’s significant influence, but not controlling interest, in BKTI, the Company’s investment in BKTI was accounted for using the equity method. On September 9, 2018, the Company entered into an agreement with Fundamental Global Investors, LLC (“FGI”), a related party, where the Company sold 1,147,087 shares of common stock of BKTI to FGI for a price of $3.95 per share and total proceeds of approximately $4.5 million. The per share transaction price of $3.95 represented the immediately preceding closing price on the NYSE American stock exchange, and the transaction was approved by the Company’s Audit Committee, comprised of only independent directors. The Company recorded a gain on the sale of the equity method investment of $0.4 million within equity method investment income on the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2018. Prior to the sale of the BKTI common stock, the Company received dividends of $23 thousand and $0.1 million during the three month periods ended September 30, 2018 and 2017, respectively, and received dividends of $0.1 million and $0.2 million during the nine month periods ended September 30, 2018 and 2017, respectively.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is chairman of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company received a dividend of $0.8 million from Itasca during the three and nine month periods ended September 30, 2018. The Company did not receive any dividends from Itasca during the three and nine month periods ended September 30, 2017. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $2.4 million at September 30, 2018. A $0.7 million other-than-temporary impairment charge for Itasca is included in equity method investment loss on the condensed consolidated statements of operations for the nine month period ended September 30, 2018.

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer is chairman of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three or nine month periods ended September 30, 2018 and 2017. Based on quoted market prices, the market value of the Company’s ownership in PIH was $7.0 million at September 30, 2018.

As of September 30, 2018, the Company’s retained earnings included undistributed earnings from its equity method investees of $1.3 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees as of September 30, 2018 for the nine months ended June 30, 2018 and 2017, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag.

For the nine months ended June 30,	2018	2017
	(in thousands)
Revenue	$38,977	$25,227
Operating income from continuing operations	$5,489	$4,074
Net income	$2,500	$7,012

7. Intangible Assets

Intangible assets consisted of the following at September 30, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$79	$-	$79
Intangible assets subject to amortization:
Software in service	5	2,123	(482)	1,641
Product formulation	10	472	(374)	98
Total		$2,674	$(856)	$1,818

Intangible assets consisted of the following at December 31, 2017 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$1,243	$-	$1,243
Intangible assets subject to amortization:
Software in service	5	3,191	(597)	2,594
Product formulation	10	486	(351)	135
Total		$4,920	$(948)	$3,972

Amortization expense relating to intangible assets was $0.5 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. During the three and nine months ended September 30, 2018, the Company also recorded impairment charges of $0.8 million and $2.1 million, respectively, related to abandoned software in service as a loss on disposal of assets in the condensed consolidated statement of operations.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Remainder 2018	$120
2019	468
2020	459
2021	420
2022	215
Thereafter	57
Total	$1,739

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2018 (in thousands):

Balance as of December 31, 2017	$952
Foreign currency translation	(30)
Balance as of September 30, 2018	$922

9. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warranty accrual at beginning of period	$449	$457	$521	$645
Charged to expense	18	144	83	319
Claims paid, net of recoveries	(26)	(20)	(142)	(392)
Foreign currency adjustment	8	3	(13)	12
Warranty accrual at end of period	$449	$584	$449	$584

10. Debt

The Company’s debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Short-term debt:
Strong/MDI installment loan	$2,607	$-
Revolving line of credit	-	500
Current portion of long-term debt	983	65
Total short-term debt	3,590	565
Long-term debt:
Sale-leaseback financing	6,827	-
Equipment term loans	3,897	-
$2 million term loan	-	1,968
Total principal balance of long-term debt	10,724	1,968
Less: current portion	(983)	(65)
Less: unamortized debt issuance costs	(20)	(33)
Total long-term debt	9,721	1,870
Total short-term and long-term debt	$13,311	$2,435

On May 22, 2018, the Company’s subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment. The borrowings under the agreement are recorded as long-term debt on the Company’s condensed consolidated balance sheet and bear interest at a fixed rate based on the three-year U.S. Treasury Note yield plus a spread at the time of funding. The obligations under the agreement are guaranteed by the Company. At September 30, 2018, the Company had $3.9 million of outstanding borrowings under the agreement, which bear interest at a weighted-average fixed rate of 5.8%.

On June 29, 2018, the Company and Convergent completed a sale-leaseback of Convergent’s Alpharetta, Georgia office facility. Convergent sold the Alpharetta facility for $7.0 million in cash and the Company simultaneously entered into a 10-year leaseback of the facility for rent in the amount of $600,000 per year, escalating at the rate of 2% per year. Due to the Company’s continuing involvement in the building, the transaction was accounted for as a financing rather than a normal leaseback. The net proceeds from the transaction were recorded as a financing liability in long-term debt on the Company’s condensed consolidated balance sheet. Upon closing, the Company’s term loan and revolving line of credit that previously were secured by the Alpharetta facility were repaid, and the related debt agreement was terminated. In addition, the Company issued warrants to the buyer to purchase up to 100,000 shares of Company stock, consisting of warrants to purchase 25,000 shares at each of $10, $12, $14, and $16 purchase prices per share. The warrants have a 10-year maturity. The Company recorded the aggregate $81 thousand fair value of the warrants as additional paid-in capital. The warrants are recorded at grant date fair value, which was calculated based on a Black-Scholes valuation model using the following assumptions:

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

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and will bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans will bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$3.38 million of principal outstanding on the 20-year installment loan as of September 30, 2018, which bears variable interest at 4.28%. Strong/MDI was in compliance with its debt covenants as of September 30, 2018.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of September 30, 2018 (in thousands):

Remainder of 2018	$172
2019	996
2020	1,066
2021	1,141
2022	1,221
Thereafter	6,128
Total	$10,724

11. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2018 and December 31, 2017.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2015 through 2017. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

12. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million for each of the three month periods ended September 30, 2018 and 2017, and $0.6 million and $0.5 million for the nine month periods ended September 30, 2018 and 2017, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares authorized for issuance under the 2017 Plan is 1,371,189 shares, with 1,121,654 shares remaining available for grant at September 30, 2018.

Options

The Company granted a total of 387,500 and 435,000 options during the nine month periods ended September 30, 2018 and 2017, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the nine month periods ended September 30, 2018 and 2017 was $1.82 and $2.42, respectively. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2018	2017
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	2.49%	1.99%
Expected stock price volatility	35.65%	34.85%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	930,300	$5.63	8.7	$150
Granted	387,500	4.70
Exercised	-	-
Forfeited	(249,000)	5.72
Expired	(144,300)	4.84
Outstanding at September 30, 2018	924,500	$5.26	8.5	$-
Exercisable at September 30, 2018	163,000	$5.23	7.7	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of September 30, 2018, 761,500 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.3 million, which is expected to be recognized over a weighted average period of 3.7 years.

Restricted Stock

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. As of September 30, 2018, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes restricted stock share activity for the nine months ended September 30, 2018:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	85,000	$6.50
Granted	-	-
Shares vested	(28,333)	6.50
Shares forfeited	(10,000)	6.50
Non-vested at September 30, 2018	46,667	$6.50

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	35,835	$6.45
Granted	147,500	4.70
Shares vested	(35,835)	6.45
Shares forfeited	-	-
Non-vested at September 30, 2018	147,500	$4.70

13. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 53% and 45% of total consolidated net revenues for the three and nine months ended September 30, 2018, respectively. Trade accounts receivable from these customers represented approximately 45% of net consolidated receivables at September 30, 2018. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company’s future minimum lease payments for leases at September 30, 2018 are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Remainder 2018	$62	$450
2019	116	1,770
2020	-	1,545
2021	-	1,416
2022	-	1,081
Thereafter	-	-
Total minimum lease payments	$178	$6,262
Less: Amount representing interest	(4)
Present value of minimum lease payments	174
Less: Current maturities	(174)
Capital lease obligations, net of current portion	$-

14. Business Segment Information

As of September 30, 2018, the Company’s operations were conducted principally through two business segments: Cinema and Digital Media. The Cinema segment provides a full range of product and service solutions primarily for the theater exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays, and sound systems, as well as network monitoring and on-site service for cinema equipment. The Digital Media segment develops and delivers solutions for out-of-home messaging, advertising and communication and provides managed services including monitoring of networked equipment. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net revenues
Cinema	$11,560	$12,290	$33,438	$38,153
Digital Media	5,050	7,595	13,593	19,277
Other	16	13	49	22
Total segment net revenues	16,626	19,898	47,080	57,452
Eliminations	(173)	(339)	(622)	(567)
Total net revenues	16,453	19,559	46,458	56,885

Gross profit (loss)
Cinema	4,415	3,934	11,015	11,565
Digital Media	(901)	1,372	(3,394)	3,445
Other	16	13	49	23
Total gross profit	3,530	5,319	7,670	15,033

Operating (loss) income
Cinema	3,383	3,028	7,681	8,593
Digital Media	(2,563)	(84)	(10,042)	(2,094)
Other	(82)	(98)	(281)	(289)
Total segment operating (loss) income	738	2,846	(2,642)	6,210
Unallocated general and administrative expenses	(1,712)	(2,298)	(6,939)	(7,090)
Unallocated loss on disposal of assets	(818)	-	(818)	-
(Loss) income from operations	(1,792)	548	(10,399)	(880)
Other income (expense)	561	(392)	718	(500)
(Loss) income before income taxes and equity method investment (loss) income	$(1,231)	$156	$(9,681)	$(1,380)

(In thousands)	September 30, 2018	December 31, 2017
Identifiable assets
Cinema	$29,515	$27,358
Digital Media	14,274	13,603
Corporate	16,042	18,053
Total	$59,831	$59,014

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net revenue
United States	$12,495	$15,349	$36,196	$44,648
Canada	1,234	1,365	4,148	4,372
Mexico	206	425	1,293	1,164
China	1,581	1,646	2,867	4,543
Latin America	256	461	659	1,263
Europe	456	250	809	427
Asia (excluding China)	160	-	337	216
Other	65	63	149	252
Total	$16,453	$19,559	$46,458	$56,885

(In thousands)	September 30, 2018	December 31, 2017
Identifiable assets
United States	$42,094	$37,230
Canada	17,737	21,784
Total	$59,831	$59,014

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 71% of our revenues for the nine months ended September 30, 2018 were from Cinema and approximately 29% were from Digital Media. Additional information related to our reporting segments can be found in the notes to the condensed consolidated financial statements.

Results of Operations:

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues

Net revenues during the quarter ended September 30, 2018 decreased 15.9% to $16.5 million from $19.6 million during the quarter ended September 30, 2017.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$11,560	$12,290	$(730)	(5.9)%
Digital Media	5,050	7,595	(2,545)	(33.5)%
Other	16	13	3	23.1%
Total segment revenues	16,626	19,898	(3,272)	(16.4)%
Eliminations	(173)	(339)	166	(49.0)%
Total net revenues	$16,453	$19,559	$(3,106)	(15.9)%

Cinema

Sales of Cinema products and services decreased 5.9% to $11.6 million in the third quarter of 2018 from $12.3 million in the third quarter of 2017. The decrease was driven primarily by lower sales of screens, digital cinema equipment and non-recurring maintenance services, partially offset by higher sales of screen support systems and installation services.

Digital Media

Sales of Digital Media products and services decreased 33.5% to $5.1 million in the third quarter of 2018 from $7.6 million in the third quarter of 2017. The decrease was driven primarily by lower revenue from installation services and smaller decreases in contract maintenance revenue, sales of digital signage equipment and revenue from non-recurring maintenance. These decreases were partially offset by $1.5 million of revenue in the current year from our taxicab advertising business that did not exist in the prior year.

Export Revenues

Sales outside the United States (primarily from the Cinema segment) decreased to $4.0 million in the third quarter of 2018 from $4.2 million for the same quarter of last year due primarily to decreased sales in Canada, Mexico and other parts of Latin America, partially offset by increased sales in Europe. Export sales are sensitive to worldwide economic and political conditions that lead to volatility. Certain areas of the world are more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers, making it more difficult to generate sufficient profit to justify selling into these regions. Additionally, foreign exchange rates and excise taxes sometimes make it difficult to market our products overseas at reasonable selling prices.

Gross Profit

Gross profit during the quarter ended September 30, 2018 decreased 33.6% to $3.5 million from $5.3 million during the quarter ended September 30, 2017.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$4,415	$3,934	$481	12.2%
Digital Media	(901)	1,372	(2,273)	(165.7)%
Other	16	13	3	23.1%
Total gross profit	$3,530	$5,319	$(1,789)	(33.6)%

Cinema

Gross profit in the Cinema segment was $4.4 million or 38.2% of revenues in the third quarter of 2018 compared to $3.9 million or 32.0% of revenues in the third quarter of 2017. The increase in gross profit dollars and gross margin percentage was driven primarily by decreases in screen warranty expense, inventory reserves and warehousing costs. We expect the lower warehousing costs to continue into future periods, as we downsized our Cinema warehouse operations in the second quarter of 2018.

Digital Media

Gross loss in the Digital Media segment was $0.9 million in the third quarter of 2018 compared to gross profit of $1.4 million in the third quarter of 2017. The decrease in gross margin dollars was driven primarily by the fixed costs associated with our new advertising operations that we did not incur in the prior year. During the first quarter of 2018, we signed an agreement to provide advertising services on over 3,500 New York City taxicabs. The advertising is on a combination of vinyl printed signs and digital signs. We have leased 300 digital signs, which were installed throughout the first half of 2018. In addition to lease expense for the digital signs, we incur fixed fees payable to our taxicab counterparties for advertising access and maintenance. We expect gross losses in the taxicab advertising business will continue into 2019 until enough advertising revenue can be generated to cover these fixed costs. Excluding the new costs associated with the advertising business, the gross profit in the Digital Media segment was approximately breakeven during the third quarter of 2018, or a decrease of approximately $1.4 million compared to the third quarter of 2017. This decrease was driven primarily by lower revenues as described above.

Operating (Loss) Income

We generated an operating loss of $1.8 million in the third quarter of 2018 compared to operating income of $0.5 million in the third quarter of 2017.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$3,383	$3,028	$355	11.7%
Digital Media	(2,563)	(84)	(2,479)	2,951.2%
Other	(82)	(98)	16	(16.3)%
Total segment operating income	738	2,846	(2,108)	(74.1)%
Unallocated general and administrative expenses	(1,712)	(2,298)	586	(25.5)%
Unallocated loss on disposal of assets	(818)	-	(818)	N/A
Total operating (loss) income	$(1,792)	$548	$(2,340)	(427.0)%

We generated operating income in the Cinema segment of $3.4 million in the third quarter of 2018 compared to $3.0 million in the third quarter of 2017. The increase in operating income was driven primarily by higher gross profit as described above.

The Digital Media segment generated an operating loss of $2.6 million in the third quarter of 2018 compared to $0.1 million in the third quarter of 2017. The increase in the operating loss was driven primarily by lower gross profit as described above.

Unallocated general and administrative expenses decreased to $1.7 million in the third quarter of 2018 compared to $2.3 million in the third quarter of 2017. The decrease was driven primarily by lower consulting and employee compensation and benefits expenses. Unallocated loss on disposal of assets consisted primarily of a $0.8 million loss on abandonment of an internally-developed software intangible asset in the third quarter of 2018.

Other Financial Items

For the third quarter of 2018, total other income of $0.6 million primarily consisted of a $0.8 million fair value adjustment to our notes receivable, partially offset by $0.2 million of interest expense. For the third quarter of 2017, total other expense of $0.4 million primarily consisted of $0.3 million of foreign currency transaction losses and interest expense of $0.1 million. The increase in interest expense was due to higher average debt outstanding in 2018 compared to 2017.

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

The third quarter of 2018 includes equity method investment income of $0.5 million, primarily consisting of a gain of $0.4 million on the sale of BKTI common stock. Equity method investment loss in the third quarter of 2017 amounted to $0.8 million, primarily consisting of losses from Itasca of $1.0 million, partially offset by income from PIH of $0.2 million.

As a result of the items outlined above, we generated a net loss from continuing operations of approximately $1.2 million and basic and diluted loss per share from continuing operations of $0.08 in the third quarter of 2018, compared to a net loss from continuing operations of $1.0 million and basic and diluted loss per share from continuing operations of $0.07 in the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues

Net revenues during the nine months ended September 30, 2018 decreased 18.3% to $46.5 million from $56.9 million during the nine months ended September 30, 2017.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$33,438	$38,153	$(4,715)	(12.4)%
Digital Media	13,593	19,277	(5,684)	(29.5)%
Other	49	22	27	122.7%
Total segment revenues	47,080	57,452	(10,372)	(18.1)%
Eliminations	(622)	(567)	(55)	9.7%
Total net revenues	$46,458	$56,885	$(10,427)	(18.3)%

Cinema

Sales of Cinema products and services decreased 12.4% to $33.4 million in the first nine months of 2018 from $38.2 million in the first nine months of 2017. The decrease was driven by a decrease in lamp sales, as we terminated our distributorship for certain cinema lamp products in July 2017 due to the very low margins earned on these products, along with decreased sales of screens, and non-recurring maintenance services, partially offset by increased revenues from installation services.

Digital Media

Sales of Digital Media products and services decreased 29.5% to $13.6 million in the first nine months of 2018 from $19.3 million in the first nine months of 2017. The decrease was driven primarily by lower revenue from non-recurring installation and maintenance services, sales of digital signage equipment and contract maintenance services, partially offset by revenue in the current year from our taxicab advertising business that did not exist in the prior year and increased digital signage as a service revenues.

Export Revenues

Sales outside the United States (primarily from the Cinema segment) decreased to $10.3 million in the first nine months of 2018 from $12.2 million for the same period of the prior year due primarily to decreased sales in China and Latin America (excluding Mexico), partially offset by increased sales in Mexico and Europe.

Gross Profit

Gross profit during the first nine months of 2018 decreased 49.0% to $7.7 million from $15.0 million during the first nine months of 2017.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$11,015	$11,565	$(550)	(4.8)%
Digital Media	(3,394)	3,445	(6,839)	(198.5)%
Other	49	23	26	113.0%
Total gross profit	$7,670	$15,033	$(7,363)	(49.0)%

Cinema

Gross profit in the Cinema segment was $11.0 million or 32.9% of revenues in the first nine months of 2018 compared to $11.6 million or 30.3% of revenues in the first nine months of 2017. The decrease in gross profit dollars was driven primarily by decreased revenues as described above along with higher personnel costs in our cinema field service business, partially offset by lower warranty expenses and warehousing costs. We expect the lower warehousing costs to continue into future periods, as we downsized our Cinema warehouse operations in the second quarter of 2018.

Digital Media

Gross loss in the Digital Media segment was $3.4 million in the first nine months of 2018 compared to gross profit of $3.4 million in the first nine months of 2017. The decrease in gross profit dollars was driven primarily by the fixed costs associated with our new taxicab advertising operations that we did not incur in the prior year. Excluding the new costs associated with the advertising business, the gross profit in the Digital Media segment amounted to approximately $0.7 million during the first nine months of 2018, or a decrease of approximately $2.7 million compared to the first nine months of 2017. This decrease was driven primarily by lower revenues as described above and higher inventory obsolescence charges.

Operating (Loss) Income

We generated an operating loss of $10.4 million in the first nine months of 2018 compared to $0.9 million in the first nine months of 2017.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cinema	$7,681	$8,593	$(912)	(10.6)%
Digital Media	(10,042)	(2,094)	(7,948)	379.6%
Other	(281)	(289)	8	(2.8)%
Total segment operating (loss) income	(2,642)	6,210	(8,852)	(142.5)%
Unallocated general and administrative expenses	(6,939)	(7,090)	151	(2.1)%
Unallocated loss on disposal of assets	(818)	-	(818)	N/A
Total operating loss	$(10,399)	$(880)	$(9,519)	1,081.7%

We generated operating income in the Cinema segment of $7.7 million in the first nine months of 2018 compared to $8.6 million in the first nine months of 2017. The decrease in operating income was driven primarily by lower revenues and gross profit as described above.

The Digital Media segment generated an operating loss of $10.0 million in the first nine months of 2018 compared to $2.1 million in the first nine months of 2017. The decrease was driven primarily by lower gross profit as described above, along with a $1.3 million loss on abandonment of an internally-developed software intangible asset.

Unallocated general and administrative expenses decreased to $6.9 million in the first nine months of 2018 compared to $7.1 million in the first nine months of 2017. The decrease was driven by lower consulting costs, partially offset by increased employee compensation and benefits and professional services costs. Unallocated loss on disposal of assets consisted primarily of a $0.8 million loss on abandonment of an internally-developed software intangible asset.

Other Financial Items

For the first nine months of 2018, total other income of $0.7 million primarily consisted of a $1.0 million fair value adjustment to our notes receivable, partially offset by $0.3 million of interest expense. For the first nine months of 2017, total other expense of $0.5 million primarily consisted of $0.4 million of foreign currency transaction losses and $0.1 million of interest expense. The increase in interest expense was due to higher average debt outstanding in 2018 compared to 2017.

The effective tax rate differs from the statutory rates primarily as a result of the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets and differing foreign and U.S. tax rates applied to respective pre-tax earnings by tax jurisdiction. Our income tax expense consists primarily of income tax on foreign earnings.

The first nine months of 2018 includes an equity method investment loss of $0.2 million, consisting of an other-than-temporary impairment charge of $0.7 million and equity method investment loss of $0.2 million from Itasca and an equity method investment loss of $0.4 million from BKTI, partially offset by equity method investment income of $0.6 million from PIH and a gain on the sale of BKTI common stock of $0.4 million. Equity method investment income in the first nine months of 2017 amounted to $1.5 million, primarily consisting of $1.3 million of income from Itasca and $0.2 million of income from PIH.

As a result of the items outlined above, we generated a net loss from continuing operations of approximately $11.8 million and basic and diluted loss per share from continuing operations of $0.82 in the first nine months of 2018, compared to a net loss from continuing operations of $2.6 million and basic and diluted loss per share from continuing operations of $0.18 in the first nine months of 2017.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. During the first quarter of 2018, we signed an agreement to provide advertising services on over 3,500 New York City taxicabs. The advertising is on a combination of vinyl printed signs and digital signs. We have leased 300 digital signs, which were installed throughout the first and second quarters of 2018. In addition to lease expense for the digital signs, we incur fixed fees payable to our taxicab counterparties for advertising access and maintenance. We expect that the new advertising business will continue to negatively impact our cash flow into 2019 as we incur costs without collecting equivalent revenues during the start-up phase. However, we believe that our existing sources of liquidity, including cash and cash equivalents, credit facilities and operating cash flow will be sufficient to meet our projected capital needs for the foreseeable future. We ended the third quarter of 2018 with total cash and cash equivalents of $5.7 million, compared to $4.9 million at December 31, 2017.

As of September 30, 2018, $1.2 million of the $5.7 million in cash and cash equivalents was held by our Canadian subsidiary, Strong/MDI. If these funds are repatriated to our operations in the U.S., we would be required to pay Canadian withholding taxes, which have been fully accrued as of September 30, 2018. Strong/MDI also may make intercompany loans to the U.S. parent company, which do not trigger Canadian withholding taxes if they meet certain requirements. As of September 30, 2018, the parent company had outstanding intercompany loans from Strong/MDI of approximately $28.8 million, compared to approximately $19.4 million at December 31, 2017.

On May 22, 2018, our subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment. The borrowings under the agreement bear interest at a fixed rate based on the three-year U.S. Treasury Note yield plus a spread at the time of funding. At September 30, 2018, we had $3.9 million of outstanding borrowings under the agreement, which bear interest at a weighted-average fixed rate of 5.8%.

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

In 2017, our Canadian subsidiary, Strong/MDI, entered into a demand credit agreement consisting of a revolving line of credit for up CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$3.38 million of principal outstanding on the 20-year installment loan as of September 30, 2018. The outstanding principal bears variable interest based on the lender’s prime rate plus 0.5%, which equaled 4.28% on September 30, 2018. Strong/MDI was in compliance with its debt covenants as of September 30, 2018.

Cash Flows from Operating Activities

The following table provides information that we use in analyzing our cash flows from operating activities of continuing operations (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities - continuing operations	$(8,796)	$(913)
Less:
Changes in working capital	(2,900)	(471)
Foreign currency transaction gain (loss)	41	(410)
Dividends received from investee	817	-
Current income tax expense	(1,982)	(2,017)
Net interest expense	(267)	(66)
Other	(10)	(1)
Subtotal - reconciling items	(4,301)	(2,965)
Operating (loss) income, excluding noncash operating expenses (non-GAAP)	$(4,495)	$2,052

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

Net cash used in operating activities from continuing operations was $8.8 million in the first nine months of 2018, as operating loss, excluding noncash expenses, of $4.5 million, changes in working capital of $2.9 million, current income tax expense of $2.0 million and net interest expense of $0.3 million were partially offset by dividends received from an equity method investee of $0.8 million. The unfavorable net change in working capital was primarily due to a $4.2 million increase in accounts receivable and a $1.0 million increase in other current and noncurrent assets partially offset by a $1.4 million increase in deferred revenue and customer deposits, a $0.4 million decrease in inventory and a $0.4 million increase in accounts payable and accrued expenses.

Net cash used in operating activities from continuing operations was $0.9 million in the first nine months of 2017, as operating income, excluding noncash expenses, of $2.1 million was offset by unfavorable changes in working capital of $0.5 million, current income tax expense of $2.0 million and foreign currency transaction losses of $0.4 million. The unfavorable net change in working capital was primarily due to a $1.2 million decrease in deferred revenue and customer deposits, partially offset by a $0.4 million decrease in accounts receivable and a $0.4 million increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.4 million in the first nine months of 2018, consisting primarily of $4.5 million of proceeds from our sale of BKTI common stock, partially offset by $1.2 million of capital expenditures. Net cash used in investing activities was $5.2 million in the first nine months of 2017, primarily due to $2.5 million used in purchases of equity securities and $2.9 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.7 million in the first nine months of 2018, consisting primarily of $7.0 million of proceeds from the sale-leaseback of our Alpharetta, GA office facility and $3.2 million of proceeds from issuance of short-term debt, partially offset by $3.4 million of principal payments on debt, including repayment in conjunction with the sale-leaseback of approximately $3.0 million of short-term and long-term debt previously secured by the Alpharetta, GA facility. Net cash provided by financing activities in the first nine months of 2017 was $2.2 million due to $2.5 million of proceeds from issuance of debt, offset slightly by $0.1 million of treasury stock purchases and $0.2 million of capital lease payments.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $0.1 million in the first nine months of 2018 and increased cash and cash equivalents by $0.3 million in the first nine months of 2017.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2017. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. Other than policies related to the adoption of ASC 606 as described in Note 4 to the condensed consolidated financial statements, there were no significant changes in our critical accounting policies during the nine months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended September 30, 2018. As of September 30, 2018, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 5. Other Information

As previously disclosed, the Company’s 2018 Annual Meeting of Stockholders is scheduled to be held on November 28, 2018. This date is more than 30 days after the anniversary of the Company’s 2017 Annual Meeting of Stockholders. As a result, stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting of Stockholders had to be submitted to the Company a reasonable time before the Company began printing and sending its proxy materials.

Since the date of the Company’s 2018 Annual Meeting of Stockholders has been delayed by more than 60 days from the anniversary of the Company’s 2017 Annual Meeting of Stockholders, in accordance with the Company’s Bylaws, stockholder nominations of director candidates and stockholder proposals to be presented at the 2018 Annual Meeting of Stockholders, but not submitted for inclusion in the Company’s proxy materials, had to be delivered to the Secretary of the Company no later than October 15, 2018.

The Bylaws specify the information that had to accompany any such stockholder notices. The Company did not receive any such proposals or nominations.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Letter Agreement, dated as of September 9, 2018, by and between Ballantyne Strong, Inc. and Fundamental Global Investors, LLC.	8-K	10.1	9-12-18

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.				X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ Lance V. Schulz
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Lance V. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 6, 2018	Date:	November 6, 2018

