Form 10-K
period 2018-12-31
BALLANTYNE STRONG, INC.
filed 2019-03-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]
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

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 29, 2018 was $47,900,215. The Company does not have any non-voting common equity. As of March 1, 2019, 14,492,090 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, forward-looking statements may be made in press releases, orally, at conferences, on the Company’s website, or otherwise, by or on behalf of the Company. Statements that are not historical are forward-looking and reflect expectations for future Company performance. These statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goal,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” These statements involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Company’s control. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Company’s ability to expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to maintain its brand and reputation and retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collection obligations and claims for uncollected amounts, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms or at all, the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance and the impact of having a controlling stockholder.

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

PART I

Item 1. Business

General Description of Business

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation established in 1932, is a holding company with the following wholly owned subsidiaries: Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation (“Convergent”), Strong Digital Media, LLC and StrongVest Global Advisors, LLC. Ballantyne went public in 1995; our shares are traded on the NYSE American market under the symbol “BTN.” Our website is www.ballantynestrong.com.

The Company conducts its operations through three operating segments: Strong Cinema, Convergent and Strong Outdoor. During the fourth quarter of 2018, we separated our former Digital Media segment into two separate segments - Convergent and Strong Outdoor. All prior periods have been recast in our segment reporting to reflect the current segment organization.

The Company’s strategic plan contemplates a combination of:

●	Investing in the operations and growth of our existing businesses;

●	Evaluating opportunities to maximize value by monetizing investments in our existing businesses; and

●	Investing in public companies, private companies or other areas.

These investments may involve investments in other public companies or acquisitions of businesses, which may be within or outside of the Company’s existing markets. We intend our investments in public companies to be made in circumstances where we believe that we will be able to exercise significant influence or control. The Company may also seek to sell a minority, majority or all of its existing businesses as part of its holding company strategy.

The Company holds investments in two public companies: approximately 17.3% of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a provider of property and casualty insurance in the States of Louisiana, Texas and Florida and 32.3% of Itasca Capital Ltd. (TSX Venture: ICL), a holding company that holds a significant position in Limbach Holdings, Inc. (Nasdaq: LMB), a leading commercial provider of HVAC construction and related services.

Fundamental Global Investors, LLC, the funds that it manages, its other affiliates, and the directors and officers of the Company and their affiliates together currently hold approximately 36.1% of the Company’s outstanding stock. In some cases, funds managed by Fundamental Global Investors, LLC may acquire positions in the same public companies as the Company. Fundamental Global Investors’ funds currently hold positions in 1347 Property Insurance Holdings, Inc. and Itasca Capital Ltd.

Operating Segments

Strong Cinema

Overview

We provide high quality projection screens, technical support services and other related products to the cinema exhibition industry. We also distribute and support third party products including digital projectors, servers, library management systems, menu boards and sound systems.

Products

Cinema Screens and Support Systems — We are the largest supplier of premium projection screens to the cinema industry in North America. We have an exclusive relationship to supply large format screens to IMAX theaters and supply most of the other major cinema operators worldwide. We also manufacture innovative screen support structures custom built to adapt to virtually any venue requirement, with a unique self-standing modular construction that allows for easy assembly and adjustable size.

In addition, we manufacture and distribute screens outside of the cinema industry for special events and theme parks. Our Eclipse curvilinear screens are designed to provide maximum viewer engagement in media-based attractions and immersive projection environments. The solid surface minimizes light loss to maintain higher resolution at lower lumen output. Patented speaker panels allow selective placement of rear mounted speakers to ensure the audio derives from the source media on screen. Applications include interactive dark rides, 3D/4D theme park rides, flying theaters and motion simulators.

We believe that our screens are the highest quality in the industry, driven by our innovative manufacturing process, focus on quality control and our proprietary coatings. We believe we are the only major screen manufacturer that develops and produces its own proprietary coatings, which are critical to the overall quality, increased screen reflectivity and brightness and continued innovation of our screens.

Technical Services – We provide digital cinema equipment installations and after-sale maintenance and network support services to the cinema industry. Our field service technicians and our Network Operations Center (“NOC”) staff work hand in hand to resolve system and other issues for our cinema customers. We service our customers under recurring revenue contracts providing for maintenance and repair to a wide range of installed digital equipment, providing our customers with a reliable turnkey outsourced service option. We also provide services to our customers not covered by maintenance contracts on a time and materials basis. Our NOC, staffed by software engineers and systems techs, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems issues before they cause system failures.

Other Products – We distribute projectors, servers, audio systems and other third-party products including library management systems, lenses and lamps to our cinema customers in North and South America.

Markets

We sell our screen systems worldwide, with our primary markets being North America and Asia. Screen systems are primarily sold on a direct basis, although we also use third-party distributors and integrators in some markets.

We have non-exclusive distribution agreements with NEC and Barco that allow us to market digital projectors in North and South America.

We provide technical services in the United States. We market and sell our services directly to theater owners and through dealers or Value Added Reseller (“VAR”) networks.

Competition

While there are numerous smaller screen manufacturing companies, the primary competitor in the worldwide cinema screen market is Harkness Screens. Competitive factors include product performance characteristics, quality, availability, location and price.

The markets for other Strong Cinema products and services are highly competitive and the industry is fragmented. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes other integrators and resellers. Manufacturers may also sell equipment directly to cinema exhibitors, especially for large orders. Our primary competition for installation, after-sale maintenance, and NOC services is Christie Digital, as well as smaller suppliers and in some cases internal resources of cinema exhibitors.

Convergent

Overview

Convergent delivers digital signage solutions and services to various enterprise markets, including retail, banking and healthcare, as well as certain government agencies and Digital-Out-Of-Home (“DOOH”) advertising network operators. These markets are served through the capabilities that we developed from the acquisition of Convergent in 2013. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing integrated, fully-managed solutions to our customers. We market these solutions as “Digital Signage as a Service” (DSaaS) because they provide an end-to-end solution that includes hardware, software, content development and distribution, network monitoring, support and field maintenance services, all for a single monthly fee. Our “as-a-service” model lowers up-front customer capital costs, allows customers to scale more easily and allows them to ‘turn on’ or ‘turn off’ features as needed.

Interactive Solutions

IMPACT – This consumer-facing digital signage solution enables retailers, banks and healthcare providers to promote their products and services and thereby improve the consumer experience, enhance their brand and positively impact sales. It supports single and multi-screen video walls, large-scale LED displays and storefront window displays. Optional services include touchscreens with interactive applications to get information about merchandise (“Lift & Learn”) and enable searching and ordering merchandise that’s not available in the store (“Endless Aisle”). It also includes access to a web portal that enables customers to view the availability of their digital signage network and the content being played at any time.

INSPIRE – This employee-facing digital signage solution enables enterprise businesses and government organizations to more effectively communicate with their employees to improve productivity by reinforcing training and delivering motivational messaging, and reduce operational costs through greater compliance and reduced employee turnover. It supports regular displays and touchscreens, typically situated in retail storage rooms, lunchrooms, distribution centers, factories, call centers and sales offices. Optional services include syndicated feeds for news, weather, traffic, and wellness information; social media feeds (e.g., Twitter, Instagram); custom designed motion graphic videos that are fed from a web form or other data source; and data visualization templates that display information from a customer database or application. This service also supports live-streaming of town hall meetings, storage and playback of videos (“Video-on-Demand”), and the ability to programmatically switch from the digital signage content to regular TV content from the customer’s cable or satellite TV set-top box. It also includes access to a web portal that enables customers to view the availability of their digital signage network and the content being played at any time.

INFLUENCE – This digital signage solution is designed specifically for Digital Out of Home (DOOH) ad network operators. It enables these companies to efficiently and cost-effectively distribute advertising to digital billboard and long-form video content to TVs in bars/restaurants and waiting rooms. Key features included peer-to-peer sharing of content to minimize internet bandwidth consumption for large video files, audience-analytics using a camera to measure viewer demographics and dwell time, and proof-of-play reporting. It also supports role-based access to a portal that enables advertisers to upload and schedule playback of their content in the specific time-slots that have been assigned to them by the customer, and view the availability of their digital signage network at any time.

Products and Services

Digital Signage as a Service (DSaaS) Platform – Our platform leverages internally developed and third-party software to automate the customer’s digital signage workflow, including from content creation, approval, storage and management, network deployment, monitoring, case management and incident resolution. Since it is cloud-based, it provides inherent scalability to enable customers to expand their network. The DSaaS platform supports a wide range of applications – all of which are managed through a web portal. New features and functionality are frequently added, both through the efforts of our in-house software development team and integration with an ever-growing ecosystem of third-party applications. We primarily use media players from BrightSign, LLC in our DSaaS offerings. Our DSaaS offerings provide the Company with recurring revenue.

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

Network Operations Center – Our NOC in Alpharetta, GA provides similar services to our Convergent customers as described under Strong Cinema above.

Installation and Maintenance – We provide digital signage installations and post-sale onsite maintenance services. Field technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely. Each is certified to install and service a wide array of digital signage and audio equipment from a number of manufacturers. We offer cabling, wiring, installation and maintenance services in combination with the above digital signage solutions. We also offer long-term contractual service packages for installation, support and maintenance of satellite networks. The latter service stems from Convergent’s history of building satellite-based broadcast TV networks for corporations and government agencies, which they use primarily for training and town hall meetings.

Measurement and Analytics – We offer the tools and resources to measure the impact of digital signage solutions. We develop measurement criteria, establish benchmarks and identify control mechanisms to test the effectiveness of such solutions during proof of concept and full rollout scenarios.

Markets

Digital Signage – The digital signage market broadly defined includes all uses of digital display technologies and services to project promotional and informative content in the form of images, graphics, design collaterals, videos and creative advertising on digital displays. However, the Company is focused on certain segments of the market that use digital signage to (a) attract consumers into retail stores, banks and restaurants and attempt to influence their purchase decisions, and (b) engage employees with salient corporate messaging intended to positively influence their behavior. The primary sectors for these services include retail, hospitality, banking, healthcare, manufacturing and distribution.

Digital Out-of-Home – The DOOH advertising market is a subset of the overall out-of-home advertising market that includes in-store digital displays and interactive promotion kiosks. DOOH marketing campaigns consist of a network of digital displays that are centrally managed and target both mobile and captive customers outside the home. Some definitions of the DOOH market include digital signage used by companies to promote their goods and services. However, in this context, we define it as digital signage that is used for advertising any goods and services. We are primarily focused on pursuing DOOH communication opportunities within the hospitality and transportation markets.

Enterprise Video – The Enterprise Video market consists of organizations seeking to use video communications for employee training and town hall meetings. We are primarily focused on pursuing Enterprise Video opportunities within the government, banking, retail and corporate markets.

Competition

There are many players in our markets who have expertise in integration. Some of the key players include Diversified Media Group and Stratacache.

Strong Outdoor

Overview

We provide advertising services and experiential marketing services through Strong Outdoor. We started the business in early 2018 and provide out-of-home advertising services on over 3,500 taxicabs in New York City. We established Strong Digital Media, LLC as the legal entity to conduct this business. We sell advertising to corporate media buyers and advertising agencies for display on vinyl printed signs and digital signs.

In 2019, we are expanding Strong Outdoor to include experiential marketing services and may expand Strong Outdoor’s services in other markets outside of New York City.

Products and Services

Digital Taxi Top Advertising – We operate 300 full-motion 45” double-sided digital displays. The displays are 10 times brighter than a typical HD television for high visibility day and night. Our content management software allows for geo-targeting of advertising to specific neighborhoods, retail areas and airports.

Premium Taxi Top Advertising – Our 16” by 54” premium taxi tops are the largest in the market and contain new illumination systems to provide the brightest static screens on the street.

Traditional Taxi Top Advertising – Our 14” by 48” panels are fully illuminated and provide millions of daily cost-effective advertising impressions for our customers.

Experiential Marketing – We are beginning expansion into experiential marketing, realizing the need for brands to not only reach consumers on a mass level but to create connections with consumers on a more personal level. We plan to do this by utilizing taxi assets and doing stagings and free rides, but also creating opportunities by building out locations. We also intend to create touch points for brands in vehicles that are not taxis, such as glass trucks, and utilize projection for brands to make huge impact around festivals such as CES, SXSW, Coachella, etc.

Markets

Strong Outdoor currently operates only in the New York City taxicab market. We may consider expanding into other major metropolitan areas after attaining profitability in our initial market. Our customers include advertisers of feature films, television programs, Broadway shows and various consumer products and services.

Competition

There are over 13,000 yellow taxicabs in the New York City market. Other media and taxicab service companies provide taxi-top advertising services for taxicabs not subject to our agreement. We also compete with other forms of out-of-home advertising.

Financial Instruments and Credit Risk Concentrations

The Company’s top ten customers accounted for approximately 46% of 2018 consolidated net revenues. Trade accounts receivable from these customers represented approximately 45% of net consolidated receivables at December 31, 2018.

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

Employees

We employed 294 persons at December 31, 2018, substantially all of which were full-time. Of these employees, 154 positions were considered manufacturing or operational, 75 were service related and 65 were considered sales and administrative. We are not a party to any collective bargaining agreement.

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

Within the Strong Cinema business, the domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. Our Convergent and Strong Outdoor businesses, in particular, are highly dependent on technology. We expect the intensity of competition in each of these areas to continue in the future for a number of reasons including:

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

We intend to continue investing part of our cash balances in public companies. We intend our investments in public companies to be made in circumstances where we believe that we will be able to exercise some degree of influence or control. Currently, our investments are highly concentrated in two public companies – 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) and Itasca Capital Ltd. (TSX Venture: ICL). In some cases, funds controlled by the Company’s affiliate Fundamental Global Investors, LLC have, and may in the future, acquire positions in the same public companies as the Company. We may also invest in private companies or other areas, including acquisitions of businesses. These types of investments are riskier than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these investments. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. Innovation is critical to our success. The introduction of new software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in part on our ability to enhance and improve our existing software platform and to identify new software partners, which would allow us to continually introduce or acquire new features that are in demand by the markets that we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate, or timely and successfully develop or acquire, new offerings or features, or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations, which could have a material adverse impact on us.

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

The Company’s top ten customers accounted for approximately 46% of 2018 consolidated net revenues. Trade accounts receivable from these customers represented approximately 45% of net consolidated receivables at December 31, 2018. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has deferred tax assets that are subject to annual valuation testing, which assets may not be realized, thus negatively impacting us.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, we concluded that we should maintain our valuation allowance against our U.S. deferred tax assets as of December 31, 2018. We face risks that our recorded deferred tax assets may not be realized, thus negatively impacting us.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly Strong Cinema) continue to be significant, accounting for approximately 20% of consolidated sales in fiscal 2018. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the recent actions by the U.S. federal government in its international trade and tariff policies, and any retaliatory measures that could be taken by foreign governments, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor and political disturbances. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, results of operations and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a portion of our foreign sales are denominated in foreign currencies and amounted to $4.7 million in 2018. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

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

We may become subject to additional sales tax collection obligations and claims for uncollected amounts.

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. In June 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc., a case challenging the prior law under which sellers were not required to collect sales and use tax unless they have a physical presence in the buyer’s state. This decision will now allow states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in additional sales and use tax collection responsibility for certain of our businesses. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote sellers. We are in the process of determining how and when our collection practices may need to change in the relevant jurisdictions. It is possible that one or more jurisdictions may assert that we have liability for periods for which certain of our businesses have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful, it could result in tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition and operating results.

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

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our customers, suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A cyber-attack or other significant disruption involving our information technology systems, or those of our customers, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our customers or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and cash flows, as well as our business reputation.

Any failure to maintain the security of information relating to our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

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

We have made changes to our management team in recent years. On November 24, 2015, the Board of Directors appointed D. Kyle Cerminara as our Chairman and Chief Executive Officer. Mr. Cerminara has been a member of the Board since February 2015 and has served as its Chairman since May 2015, assuming the role of Executive Chairman in September 2015. On November 2, 2015, Ray F. Boegner was promoted to the newly created position of President of the Strong Cinema business. On November 16, 2018, Mark D. Roberson was appointed as our Executive Vice President and Chief Financial Officer. These or other changes in key management could create uncertainty among our employees, suppliers and other business partners and are resulting in changes to the strategic direction of our business, any of which could have a material adverse effect on us.

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

Any acquired business, technology, service or product or entry into a new line of business could significantly under-perform relative to our expectations, and may not achieve the benefits we expect. For example, our entry into the Strong Outdoor line of business in 2018 poses many of the risks discussed above. For all these reasons, our pursuit of an acquisition, investment, new line of business, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

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

The interests of Fundamental Global Investors, LLC and its affiliates may differ from the interests of our other stockholders. Fundamental Global Investors, LLC and its affiliates hold approximately 36.1% of the Company’s outstanding shares of common stock as of December 31, 2018. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as our Chairman and Chief Executive Officer. In addition, Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as a member of our board of directors. As a result of its ownership position and Mr. Cerminara’s and Mr. Johnson’s positions with the Company, Fundamental Global Investors, LLC has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, appointment of our management and approval of any action requiring a shareholder vote, such as amendments to our certificate of incorporation, bylaws, significant stock issuances, mergers and asset sales. Fundamental Global Investors, LLC may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global Investors, LLC’s significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located at 11422 Miracle Hills Drive, Omaha, Nebraska, where we lease office space. The premises are used for offices supporting our operating segments and operating the Omaha NOC. The lease expires in November 2021. In addition, we and our subsidiaries owned or leased the following facilities as of December 31, 2018:

●	Our Strong/MDI Screen Systems, Inc. subsidiary owns an 83,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facility is used for offices, manufacturing, assembly and distribution of the cinema and other screens. We believe this facility is well maintained and adequate for future needs.

●	The Company leases office space in Mooresville, North Carolina. The lease expires in November of 2020.

●	We lease a 43,000 square-foot office facility in Alpharetta, Georgia, which is primarily used by our Convergent business, under a lease expiring in June 2028. The facility is used for offices and operating the Alpharetta NOC. In addition, Convergent leases an office facility in Toronto, Ontario, Canada, under a lease expiring in October 2019. We believe these facilities are adequate for future needs and are used by both of our operating segments.

●	In January 2019, Strong Digital Media entered into a lease expiring in January 2022 for a floor of an office building located in Manhattan, New York. The lease contains an option to renew for an additional 2-year period at the end of the initial term.

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

According to the records of our transfer agent, we had 114 stockholders of record of our common stock on March 1, 2019. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Repurchases

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding common stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The program has no expiration date. There were no repurchases during the fourth quarter of 2018. As of December 31, 2018, there were 636,931 shares that may yet be purchased under the stock repurchase program.

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

Item 6. Selected Financial Data

Not applicable as we are a “smaller reporting company.”

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

Overview

The Company conducts its operations through three operating segments: Strong Cinema, Convergent and Strong Outdoor. Our Strong Cinema business is one of the largest manufacturers of premium projection screens. We also manufacture customized screen support systems, distribute other products and provide technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to corporate customers. Strong Outdoor started operations in the second half of 2018 and began selling advertising on its approximately 3,500 taxi cab signs in New York City, with plans to ramp operations, enter other markets and begin its experiential marketing operations in 2019.

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our consolidated statements of operations.

	Years ended December 31,
	2018	2017
Net revenues	100.0%	100.0%
Cost of revenues	81.2	73.9
Gross profit	18.8	26.1
Selling and administrative expenses	31.5	29.6
Loss from operations	(16.0)	(3.9)
Net loss from continuing operations	(19.1)	(4.9)

2018 Compared to 2017

Revenues

Net revenues during 2018 decreased 11.0% to $64.7 million from $72.6 million in 2017. The decrease in revenue was primarily due to reductions in our Strong Cinema and Convergent businesses where we stopped selling certain lower-margin product lines, partially offset by new revenue from the start-up of business at Strong Outdoor.

	2018	2017	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$44,361	$48,938	$(4,577)	(9.4)%
Convergent	17,210	24,348	(7,138)	(29.3)%
Strong Outdoor	3,632	-	3,632	N/A
Other	308	175	133	76.0%
Total segment net revenues	65,511	73,461	(7,950)	(10.8)%
Eliminations	(822)	(815)	(7)	0.9%
Total net revenues	$64,689	$72,646	$(7,957)	(11.0)%

Sales of Strong Cinema products and services decreased primarily due to changes in product mix in our screen business and the decision to exit certain lower margin product lines. During July 2017, we ceased distributing certain lower-margin lamp products, resulting in a $3.0 million reduction in cinema revenue year over year. In addition, revenue from screens decreased $1.9 million due to changes in product mix as cinemas in the United States installed fewer 3D screens, which carry a higher price per unit than 2D screens. Those decreases were partially offset by increased sales of screen support structures, installation services and other products.

Sales of Convergent products and services decreased as we pivoted the business to standardize on Linux-based hardware and moved more of the business to a recurring revenue DSaaS model. Declines in revenue from the loss of several large customers in 2017 were partially offset by growth in revenue from new enterprise DSaaS customers in the second half of 2018.

Strong Outdoor was a start-up business that began producing advertising revenue in mid-2018. Revenue from advertising services in 2018 amounted to $3.6 million and consisted of $2.6 million from traditional vinyl taxicab tops and $0.8 million from digital taxicab tops.

Gross Profit

Consolidated gross profit decreased 35.7% to $12.2 million in 2018 from $18.9 million in 2017 and, as a percentage of total revenues, decreased to 18.8% in 2018 from 26.1% in 2017.

	2018	2017	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$14,710	$14,919	$(209)	(1.4)%
Convergent	2,061	3,840	(1,779)	(46.3)%
Strong Outdoor	(4,843)	-	(4,843)	N/A
Other	308	175	133	76.0%
Total segment gross profit	12,236	18,934	(6,698)	(35.4)%
Eliminations	(57)	-	(57)	N/A
Total gross profit	$12,179	$18,934	$(6,755)	(35.7)%

Gross profit in the Strong Cinema segment was $14.7 million or 33.2% of revenues in 2018 compared to $14.9 million or 30.5% of revenues in 2017. The increase in gross profit as a percentage of revenue is due primarily to a shift in product mix as 2018 represents a full year with decreased sales of our lower margin lamps, which favorably impacted gross profit as a percent of revenue. In addition, we reduced certain indirect costs of revenues by relocating to a smaller, lower cost warehouse facility.

Gross profit for Convergent was $2.1 million or 12.0% of revenues in 2018 compared to $3.8 million or 15.8% of revenues in 2017, due to unfavorable absorption of fixed operating costs on lower revenues.

Gross loss for Strong Outdoor was $4.8 million in 2018 as we incurred costs of operation during most of the year, but did not begin generating significant revenues until the second half of 2018.

Operating Loss

We generated an operating loss of $10.3 million in 2018 compared to an operating loss of $2.8 million in 2017.

	2018	2017	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$10,407	$10,678	$(271)	(2.5)%
Convergent	(4,483)	(3,944)	(539)	13.7%
Strong Outdoor	(6,070)	-	(6,070)	N/A
Other	(309)	(340)	31	(9.1)%
Total segment operating (loss) income	(455)	6,394	(6,849)	(107.1)%
Unallocated general and administrative expenses	(9,076)	(9,208)	132	(1.4)%
Unallocated loss on disposal of assets	(818)	-	(818)	N/A
Total operating loss	$(10,349)	$(2,814)	$(7,535)	267.8%

Strong Cinema generated operating income of $10.4 million in 2018 compared to $10.7 million in 2017, generally consistent with prior year performance. Reductions in revenue noted above from reduced sales of lower margin products were accompanied by reduced operating costs, increasing operating income as a percent of revenue to 23.5% in 2018 from 21.8% in 2017.

Convergent generated an operating loss of $4.5 million in 2018 compared to $3.9 million in 2017. We restructured Convergent’s operations in 2018 to reduce operating costs, eliminate low/negative margin products, and to invest in growing our higher margin recurring revenue business lines. In connection with those efforts, we incurred non-cash impairment charges of approximately $1.5 million in 2018. The actions taken to restructure operations at Convergent negatively impacted full year results, with improvements in recurring revenue and profitability starting in the latter part of 2018. In the fourth quarter of 2018, Convergent delivered its first profitable quarter, and we expect this business to continue to improve in 2019 on lower operating costs and increasing high margin recurring revenue.

Strong Outdoor generated an operating loss of $6.1 million in 2018. Strong Outdoor started operations in 2018, incurring startup operating costs for the majority of the year while revenues were not significant until the second half of 2018. We expect Strong Outdoor to continue to generate operating losses in 2019 as monthly expenses are expected to exceed revenues; however, we expect operating losses to improve over the course of 2019 as we increase advertising sales.

Unallocated general and administrative expenses amounted to $9.1 million in 2018 compared to $9.2 million in 2017. Decreases in consulting expenses were partially offset by increased personnel-related and legal costs.

Other Financial Items

In 2018, total other income of $1.0 million consisted of a $1.2 million fair value adjustment to our notes receivable and $0.3 million of foreign currency transaction gains, partially offset by $0.4 million of interest expense. Interest expense increased due to higher average borrowings outstanding in 2018 compared to 2017. In 2017, total other income of $0.7 million primarily consisted of a $1.1 million fair value adjustment to our notes receivable, partially offset by $0.3 million of foreign currency transaction losses and $0.2 million of net interest expense.

Income tax expense was approximately $2.4 million in 2018 compared to $3.4 million in 2017. Our income tax expense consists primarily of income tax on foreign earnings.

We recorded an equity method investment loss of $0.6 million in 2018, consisting of other-than-temporary impairment charges of $0.7 million and equity method investment loss of $0.5 million from Itasca and an equity method investment loss of $0.4 million from BKTI, partially offset by equity method investment income of $0.2 million from PIH and a gain on the sale of BKTI common stock of $0.8 million. Equity method investment income in 2017 was $2.0 million, consisting primarily of $2.1 million of income from our investment in Itasca.

As a result of the items outlined above, we recorded a net loss of $12.3 million, or $0.86 basic and diluted losses per share, in 2018, compared to a net loss of $3.6 million, or $0.25 basic and diluted losses per share, in 2017.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. The startup of Strong Outdoor negatively impacted our cash flow by approximately $8.9 million. Our Strong Cinema segment provides a relatively strong and stable source of operating cash flow, with approximately $12.6 million in 2018. Cash flow from Strong Cinema was used to fund operating expenses and startup costs in our other lines of business during 2018. In addition, we entered into a sale/leaseback transaction resulting in net proceeds of $4.1 million in the second quarter of 2018 and monetized our equity investment in BKTI for $4.5 million in the third quarter of 2018. We also financed approximately $5.3 million of media players and related equipment for our Convergent subsidiary under a combination of term loans and capital leases in 2018.

We ended 2018 with total cash and cash equivalents and restricted cash of $7.0 million compared to $4.9 million at December 31, 2017. Of the $7.0 million as of December 31, 2018, $2.4 million was held by our Canadian subsidiary, Strong/MDI and $0.4 million was restricted. Strong/MDI also makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of December 31, 2018, the parent company had outstanding intercompany loans from Strong/MDI of approximately $30.8 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay Canadian withholding taxes, which have been fully accrued as of December 31, 2018.

On May 22, 2018, our subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment. The borrowings under the agreement bear interest at a fixed rate based on the three-year U.S. Treasury Note yield plus a spread at the time of funding. In December 2018, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment. This round of financing totaled approximately $0.6 million. Installment payments under each contract are due monthly for a period of 60 months. The financing under the agreements is secured by the equipment. The borrowings under the agreements are recorded as long-term debt on our consolidated balance sheet. Collectively, we had $4.4 million of outstanding borrowings under equipment term loan agreements at December 31, 2018, which bear interest at a weighted-average fixed rate of 6.8%.

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

In 2017, our Canadian subsidiary, Strong/MDI, entered into a demand credit agreement consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. Strong/MDI borrowed CDN$4.5 million on the 20-year installment loan during 2018. There was CDN$4.3 million of principal outstanding on the 20-year installment loan as of December 31, 2018. The outstanding principal bears variable interest based on the lender’s prime rate plus 0.5%, which equaled 4.53% on December 31, 2018. Strong/MDI was in compliance with its debt covenants as of December 31, 2018.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $7.2 million for 2018 as compared with $0.1 million for 2017. As discussed above, our Strong Cinema business generated positive operating income and cash flows from operations, which we used to invest in the startup of Strong Outdoor and to support the turnaround and restructuring of our Convergent business, as well as to cover general and administrative expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.6 million in 2018, consisting primarily of $4.5 million of proceeds from our sale of BKTI common stock, partially offset by $2.0 million of capital expenditures. Net cash used in investing activities was $5.4 million for 2017, primarily due to $2.5 million used in purchases of equity securities and $3.3 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.1 million in 2018, consisting primarily of $7.0 million of proceeds from the sale-leaseback of our Alpharetta, GA office facility and $4.0 million of proceeds from issuance of short-term debt, partially offset by $3.6 million of principal payments on debt, including repayment in conjunction with the sale-leaseback of approximately $2.9 million of debt previously secured by the Alpharetta, GA facility. Net cash provided by financing activities in 2017 was $2.1 million, primarily due to $2.5 million of proceeds from issuance of debt, offset slightly by $0.1 million of treasury stock purchases and $0.2 million of capital lease payments.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 46% of 2018 consolidated net revenues, including one Strong Cinema customer that individually accounted for 14% of 2018 consolidated net revenues. Trade accounts receivable from our top ten customers represented approximately 45% of net consolidated receivables at December 31, 2018. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Revenue Recognition

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective method for all contracts not completed as of the date of adoption. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Under ASC 606, we account for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail in Note 3 to the consolidated financial statements, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Observable prices are used to determine the standalone selling price of separate performance obligations, or a cost plus margin approach is used when observable prices are not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that the valuation allowance recorded against the Company’s U.S. tax jurisdiction deferred tax assets is appropriate as of December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Ballantyne Strong, Inc.

Omaha, Nebraska

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Raleigh, North Carolina

March 12, 2019

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,698	$4,870
Restricted cash	350	-
Accounts receivable (net of allowance for doubtful accounts of $1,832 and $1,877 respectively)	13,841	10,766
Inventories, net	3,490	4,821
Recoverable income taxes	281	495
Other current assets	1,663	1,290
Total current assets	26,323	22,242
Property, plant and equipment (net of accumulated depreciation of $9,561 and $8,780 respectively)	15,175	10,826
Equity method investments	11,167	18,053
Intangible assets, net	1,795	3,972
Goodwill	875	952
Notes receivable	3,965	2,815
Other assets	337	154
Total assets	$59,637	$59,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,724	$3,425
Accrued expenses	2,782	2,882
Short-term debt	3,152	500
Current portion of long-term debt	1,094	65
Current portion of capital lease obligations	160	189
Deferred revenue and customer deposits	2,310	1,619
Total current liabilities	14,222	8,680
Long-term debt, net of current portion and debt issuance costs	10,053	1,870
Capital lease obligations, net of current portion	427	113
Deferred revenue and customer deposits, net of current portion	1,167	1,207
Deferred income taxes	2,516	2,816
Other accrued expenses, net of current portion	254	206
Total liabilities	28,639	14,892
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,237 and 17,216 shares at December 31, 2018 and 2017, respectively; outstanding 14,443 and 14,422 shares at December 31, 2018 and 2017, respectively	169	169
Additional paid-in capital	41,474	40,565
Accumulated other comprehensive income (loss):
Foreign currency translation	(5,308)	(4,048)
Postretirement benefit obligations	125	99
Unrealized (loss) gain on available-for-sale securities of equity method investment	(195)	353
Retained earnings	13,319	25,570
	49,584	62,708
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Total stockholders’ equity	30,998	44,122
Total liabilities and stockholders’ equity	$59,637	$59,014

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Net product sales	$34,378	$47,544
Net service revenues	30,311	25,102
Total net revenues	64,689	72,646
Cost of products sold	29,116	35,446
Cost of services	23,394	18,266
Total cost of revenues	52,510	53,712
Gross profit	12,179	18,934
Selling and administrative expenses:
Selling	4,806	5,417
Administrative	15,587	16,121
Total selling and administrative expenses	20,393	21,538
Loss on disposal of assets	(2,135)	(210)
Loss from operations	(10,349)	(2,814)
Other income (expense):
Interest income	-	9
Interest expense	(447)	(153)
Fair value adjustment to notes receivable	1,150	1,146
Foreign currency transaction gain (loss)	333	(304)
Other expense, net	(35)	(16)
Total other income	1,001	682
Loss before income taxes and equity method investment income	(9,348)	(2,132)
Income tax expense	2,427	3,418
Equity method investment (loss) income	(552)	1,958
Net loss from continuing operations	(12,327)	(3,592)
Net loss from discontinued operations, net of tax	-	(25)
Net loss	$(12,327)	$(3,617)
Net loss earnings per share - basic
Net loss from continuing operations	$(0.86)	$(0.25)
Net loss from discontinued operations	-	(0.00)
Net loss	(0.86)	(0.25)
Net loss per share - diluted
Net loss from continuing operations	$(0.86)	$(0.25)
Net loss from discontinued operations	-	(0.00)
Net loss	(0.86)	(0.25)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Years Ended December 31,
	2018	2017
Net loss	$(12,327)	$(3,617)
Adjustment to postretirement benefit obligation
Prior service credit	(24)	(24)
Net actuarial gain	50	26
Total adjustment to postretirement benefit obligation	26	2
Unrealized (loss) gain on available-for-sale securities of equity method investments, net of tax	(226)	217
Reclassification adjustment for sale of equity method investment	(322)	-
Currency translation adjustment:
Unrealized net change arising during period	(1,260)	1,661
Total other comprehensive (loss) income	(1,782)	1,880
Comprehensive loss	$(14,109)	$(1,737)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

($ and shares in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	$169	$39,758	$29,187	$(18,484)	$(5,476)	$45,154
Net loss	-	-	(3,617)	-	-	(3,617)
Net other comprehensive income	-	-	-	-	1,880	1,880
Treasury share purchase of 15 shares	-	-	-	(102)	-	(102)
Stock-based compensation expense	-	736	-	-	-	736
Proceeds from exercise of stock options	-	71	-	-	-	71
Balance at December 31, 2017	169	40,565	25,570	(18,586)	(3,596)	44,122
Net loss	-	-	(12,327)	-	-	(12,327)
Net other comprehensive loss	-	-	-	-	(1,782)	(1,782)
Cumulative effect of adoption of ASC 606	-	-	76	-	-	76
Issuance of warrants to purchase 100 shares of common stock, net of issuance costs	-	72	-	-	-	72
Stock-based compensation expense	-	837	-	-	-	837
Balance at December 31, 2018	$169	$41,474	$13,319	$(18,586)	$(5,378)	$30,998

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,327)	$(3,617)
Net loss from discontinued operations, net of tax	-	(25)
Net loss from continuing operations	(12,327)	(3,592)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Provision for doubtful accounts	188	822
Provision for obsolete inventory	170	347
Provision for warranty	208	295
Depreciation and amortization	2,712	2,140
Impairment of intangible assets	-	41
Fair value adjustment to notes receivable	(1,150)	(1,146)
Equity method investment loss (income)	552	(1,958)
Recognition of contract acquisition costs	29	-
Impairment of contract acquisition costs	59	-
Loss on disposal of assets	2,135	210
Deferred income taxes	(250)	1,062
Stock-based compensation expense	837	736
Dividends received from investee	813	-
Impairment of operating lease	209	-
Changes in operating assets and liabilities:
Accounts receivable	(3,540)	4,887
Inventories	1,020	1,508
Other current assets	(445)	300
Accounts payable	1,399	(1,687)
Accrued expenses	(391)	(1,371)
Deferred revenue and customer deposits	682	(2,630)
Current income taxes	192	96
Other assets	(327)	(50)
Net cash flows (used in) provided by operating activities - continuing operations	(7,225)	10
Net cash flows used in operating activities - discontinued operations	-	(123)
Net cash used in operating activities	(7,225)	(113)

Cash flows from investing activities:
Proceeds from sale of equity securities	4,531	-
Dividends received from investee in excess of cumulative earnings	69	253
Capital expenditures	(1,984)	(3,275)
Purchase of equity securities	-	(2,525)
Net cash flows provided by (used in) investing activities - continuing operations	2,616	(5,547)
Net cash flows provided by investing activities - discontinued operations	-	134
Net cash provided by (used in) investing activities	2,616	(5,413)

(Continued on following page)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

Cash flows from financing activities:
Proceeds from sale-leaseback financing	$7,000	$-
Proceeds from issuance of long-term debt	-	2,000
Proceeds from issuance of short-term debt	3,963	500
Principal payments on short-term debt	(1,154)	-
Principal payments on long-term debt	(2,476)	(33)
Payment of debt issuance costs	(22)	(49)
Payment of costs attributable to issuance of equity contract	(8)	-
Purchase of treasury stock	-	(102)
Proceeds from exercise of stock options	-	71
Payments on capital lease obligations	(230)	(240)
Net cash provided by financing activities	7,073	2,147
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(286)	478
Net increase (decrease) in cash and cash equivalents and restricted cash	2,178	(2,901)
Discontinued operations activity included above:
Add: Cash balance included in assets held for sale at beginning of period	-	175
Less: Cash balance included in assets held for sale at end of period	-	-
Cash and cash equivalents and restricted cash at beginning of period	4,870	7,596
Cash and cash equivalents and restricted cash at end of period	$7,048	$4,870
Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$6,698	$4,870
Restricted cash	350	-
Total cash and cash equivalents and restricted cash	$7,048	$4,870
Supplemental disclosure of cash paid for:
Interest	$401	$152
Income taxes	$2,620	$2,830
Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$4,761	$-
Capital lease obligations for property and equipment	$515	$-

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

2. Discontinued Operations

In May 2017, the Company sold the operational assets of Strong Westrex, Inc. for total proceeds of $60 thousand. The summary financial results of discontinued operations were as follows (in thousands):

Year ended December 31, 2017

Total net revenues	$24
Total cost of revenues	48
Total selling and administrative expenses	53
Loss from operations of discontinued operations	(77)
Loss before income taxes	(25)
Income tax expense (benefit)	-
Net loss from discontinued operations, net of tax	$(25)

There was no depreciation and amortization related to discontinued operations recorded for the year ended December 31, 2017. There were no capital expenditures related to discontinued operations during the year ended December 31, 2017.

3. Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective method for all contracts not completed as of the date of adoption. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Under ASC 606, the Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company does not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Observable prices are used to determine the standalone selling price of separate performance obligations, or a cost plus margin approach is used when observable prices are not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company receives payments from clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

Deferred contract acquisition costs are included in other assets. Beginning January 1, 2018, with the adoption of ASC 606, the Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. Prior to 2018, all contract acquisition costs were expensed as incurred. The Company recorded a transition adjustment of approximately $76 thousand increasing the opening balance of retained earnings, primarily related to the deferral and amortization of direct and incremental costs of obtaining contracts. The following table summarizes the changes in the Company’s contract asset balance during the year ended December 31, 2018 (in thousands):

Deferred contract acquisition costs as of January 1, 2018	$76
Costs capitalized	12
Amortization	(29)
Impairment	(59)
Deferred contract acquisition costs as of December 31, 2018	$-

During the year ended December 31, 2018, the Company recorded an impairment charge of $59 thousand for the remaining deferred contract acquisition costs, as they are no longer considered recoverable based on the customer’s recent credit history.

The following table summarizes the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Condensed Consolidated Statements of Operations:

	As reported for the 12 months ended December 31, 2018	Adjustments	Balances without adoption of ASC 606
Total net revenues	$64,689	$271	$64,960
Total cost of revenues	52,510	271	52,781
Gross profit	12,179	-	12,179
Total selling and administrative expenses	20,393	(78)	20,315
Loss on disposal of assets	(2,135)	-	(2,135)
Loss from operations	(10,349)	78	(10,271)
Other income	1,001	-	1,001
Loss before income taxes and equity method investment loss	(9,348)	78	(9,270)
Income tax expense	2,427	-	2,427
Equity method investment loss	(552)	-	(552)
Net loss	$(12,327)	$78	$(12,249)
Net loss per share of common stock:
Basic	$(0.86)	0.01	$(0.85)
Diluted	$(0.86)	0.01	$(0.85)

The adoption of ASC 606 did not have any net impact on the Company’s consolidated balance sheet as of December 31, 2018, or other comprehensive loss or cash flows for the year then ended.

The following table disaggregates the Company’s revenue by major source for the year ended December, 2018 (in thousands):

	Strong Cinema	Convergent	Strong Outdoor	Other	Eliminations	Total
Screen system sales	$17,445	$-	$-	$-	$-	$17,445
Digital equipment sales	9,956	4,110	-	-	(279)	13,787
Field maintenance and monitoring services	11,541	8,726	-	-	(486)	19,781
Installation services	2,055	4,356	-	-	-	6,411
Extended warranty sales	1,041	-	-	-	-	1,041
Advertising	-	-	3,632	-	-	3,632
Other	2,323	18	-	308	(57)	2,592
Total	$44,361	$17,210	$3,632	$308	$(822)	$64,689

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

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to Strong Cinema and Convergent customers. In the Strong Cinema segment, these contracts are generally 12 months in length, while the term for service contracts in the Convergent segment can be for multiple years. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract.

The Company also performs time and materials-based maintenance and repair work for customers in the Strong Cinema and Convergent segments. Revenue is recognized at a point in time when the performance obligation has been fully satisfied.

Installation services

The Company performs installation services for both its Strong Cinema and Convergent customers and recognizes revenue upon completion of the installations.

Extended warranty sales

The Company sells extended warranties to its Strong Cinema customers. When the Company is the primary obligor, revenue is recognized on a gross basis over the term of the extended warranty in proportion to the costs incurred in fulfilling performance obligations under the extended warranty. In third party extended warranty sales, the Company is not the primary obligor, and revenue is recognized on a net basis at the time of the sale.

Advertising

Strong Outdoor sells advertising space on top of taxicabs. Advertising revenue is recognized ratably over the contracted advertising periods.

At January 1, 2018, $0.8 million of unearned revenue associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was reported in deferred revenue and customer deposits. During the year ended December 31, 2018, all of this balance was earned and recognized as revenue. At December 31, 2018, the unearned revenue amount was $1.0 million. The Company expects to recognize $0.9 million of unearned revenue amounts in 2019 and immaterial amounts each year from 2020-2022.

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the year ended December 31, 2018 (in thousands):

	Strong Cinema	Convergent	Strong Outdoor	Other	Eliminations	Total
Point in time	$37,456	9,565	31	$48	$(822)	$46,278
Over time	6,905	7,645	3,601	260	-	18,411
Total	$44,361	$17,210	$3,632	$308	$(822)	$64,689

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of December 31, 2018, $2.4 million of the $6.7 million in cash and cash equivalents was held by our foreign subsidiary.

Restricted Cash

Restricted cash represents amounts held in a collateral account for the Company’s corporate travel and purchasing credit card program.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity method investments in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded other-than-temporary impairment charges totaling $0.7 million related to its equity method investments during the year ended December 31, 2018 and did not record any such impairment charges during the year ended December 31, 2017. Note 6 contains additional information on our equity method investments.

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

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions, the Company normally obtains the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

Goodwill

Goodwill is not amortized and is tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. The annual impairment test is performed as of December 31 each year. Significant judgment is involved in determining if an indicator of impairment has occurred. The Company may consider indicators such as deterioration in general economic conditions, adverse changes in the markets in which the reporting unit operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

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

Goodwill was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed for the year ended December 31, 2018 and it was determined that no events had occurred since the acquisition that would indicate an impairment was more likely than not.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to $0.1 million for each of the years ended December 31, 2018 and 2017.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.3 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2018 and 2017.

Fair values measured on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,698	$-	$-	$6,698
Restricted cash	350	-	-	350
Notes receivable	-	-	3,965	3,965
Total	$7,048	$-	$3,965	$11,013

Fair values measured on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,870	$-	$-	$4,870
Notes receivable	-	-	2,815	2,815
Total	$4,870	$-	$2,815	$7,685

Quantitative information about the Company’s level 3 fair value measurements at December 31, 2018 is set forth below (dollars in thousands):

	Fair value at 12/31/18	Valuation technique	Unobservable input	Value
Notes receivable	$3,965	Discounted cash flow	Default percentage	35%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%. The notes receivable are recorded at estimated fair value. In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable. The Company recorded increases to the fair value of the notes receivable of approximately $1.2 million and $1.1 million in other income in the consolidated statements of operations during the years ended December 31, 2018 and 2017, respectively.

The significant unobservable inputs used in the fair value measurement of the Company’s note receivable are the discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	2018	2017
Notes receivable balance, beginning of period	$2,815	$1,669
Fair value adjustment	1,150	1,146
Notes receivable balance, end of period	$3,965	$2,815

The Company’s short-term and long-term debt is recorded at historical cost. As of December 31, 2018, the Company’s long-term debt, including current maturities, had a carrying value of $11.1 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at December 31, 2018 was $10.8 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the market value of the Company’s equity method investments was $5.5 million at December 31, 2018 (see Note 6).

All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During 2018, the Company recorded other-than-temporary impairment charges totaling $0.7 million related to its equity method investments. During 2018 and 2017, the Company recorded impairment charges of $2.1 million and $0.2 million, respectively, in loss on sale or disposal of assets on the consolidated statements of operations related to groups of long-lived assets after the Company determined the carrying amount of the assets was not recoverable, and adjusted the carrying amount of the related assets to $0.

Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. However, because the Company reported losses in both years presented, there were no differences between average shares used to compute basic and diluted loss per share for either of the years ended December 31, 2018 and 2017.

Options to purchase 645,000 and 510,000 shares of common stock were outstanding as of December 31, 2018 and 2017, respectively, but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for the respective periods. An additional 80,855 and 141,166 common stock equivalents related to options and restricted stock units were excluded for the years ended December 31, 2018 and 2017, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

Stock Compensation Plans

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory in 2018 and 2017.

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

Foreign Currency Translation

For the Company’s foreign subsidiary, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of the foreign subsidiary are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of the Company’s foreign subsidiary are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive loss within the consolidated statements of comprehensive loss. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred. If the Company disposes of its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income is recognized as part of the gain or loss on disposition.

Warranty Reserves

In most instances, digital products are covered by the manufacturing firm’s warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the two years ended December 31 (in thousands):

	2018	2017
Warranty accrual at beginning of period	$521	$645
Charged to expense	208	309
Claims paid, net of recoveries	(349)	(462)
Foreign currency adjustment	(30)	29
Warranty accrual at end of period	$350	$521

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

Recently Adopted Accounting Pronouncements

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

The Company will adopt ASU 2016-02 using the optional transition method from ASU 2018-11 as of January 1, 2019. We have made significant progress in assessing the impact of the standards and planning for their adoption. Upon adoption, the Company expects to record a balance sheet gross-up of approximately $4.7 million to record operating lease liabilities and related right-of-use assets. In addition, the sale-leaseback of Convergent’s Alpharetta, Georgia office facility described in Note 11, which did not qualify for sale-leaseback accounting under the previous lease accounting standard, qualified for sale-leaseback accounting under Topic 842, as Topic 842 eliminated the concept of continuing involvement by the seller-lessee precluding sale-leaseback accounting. The Company is completing its analysis of the impact of ASU 2016-02 on the sale-leaseback and expects to record a cumulative effect adjustment increasing retained earnings, derecognize the property and equipment related to the sale-leaseback and derecognize the sale-leaseback financing liability component of long-term debt current reflected on the Company’s consolidated balance sheet. The Company also expects to record new operating right of use assets and liabilities for the sale-leaseback under Topic 842.

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

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective for all filings made on and after November 5, 2018. Given the effective date and proximity to most filers’ quarterly reports, the SEC is not objecting to filers deferring the presentation of changes in stockholders’ equity in their quarterly reports on Forms 10-Q until the quarter that begins after November 5, 2018. The Company’s first presentation of changes in stockholders’ equity for an interim period will be included in its quarterly report on Form 10-Q for the quarter ended March 31, 2019.

4. Inventories

Inventories consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Raw materials and components	$1,422	$1,376
Work in process	-	362
Finished goods	2,068	3,083
	$3,490	$4,821

The inventory balances are net of reserves of approximately $1.4 million and $1.8 million as of December 31, 2018 and 2017, respectively.

5. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	December 31, 2018	December 31, 2017
Land	$1,597	$1,601
Buildings and improvements	9,231	9,277
Digital signage equipment	5,252	305
Machinery and other equipment	5,147	4,709
Office furniture and fixtures	3,509	3,714
Total properties, cost	24,736	19,606
Less: accumulated depreciation	(9,561)	(8,780)
Net property, plant and equipment	$15,175	$10,826

Depreciation expense approximated $1.9 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

6. Equity Method Investments

The following summarizes our equity method investments (dollars in thousands):

	December 31, 2018		December 31, 2017
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
1347 Property Insurance Holdings, Inc.	$7,738	17.3%	$7,710	17.4%
Itasca Capital, Ltd.	3,429	32.3%	5,870	32.3%
BK Technologies, Inc.	-	0.0%	4,473	8.3%
Total	$11,167		$18,053

The following summarizes the (loss) income of equity method investees reflected in the Consolidated Statement of Operations (in thousands):

	Year Ended December 31,
	2018	2017
Entity
1347 Property Insurance Holdings, Inc.	$237	$(177)
Itasca Capital, Ltd.	(1,232)	2,073
BK Technologies, Inc.	443	62
Total	$(552)	$1,958

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer is chairman of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH in 2018 or 2017. Based on quoted market prices, the market value of the Company’s ownership in PIH was $4.2 million at December 31, 2018.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is chairman of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company received a dividend of $0.8 million from Itasca during 2018 and did not receive any dividends from Itasca during 2017. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $1.3 million at December 31, 2018. A $0.7 million other-than-temporary impairment charge for Itasca is included in equity method investment loss on the consolidated statement of operations for the year ended December 31, 2018.

BK Technologies, Inc. (formerly known as RELM Wireless Corporation) (“BKTI”) is a publicly traded company that designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. Due to the Company’s significant influence, but not controlling interest, in BKTI, the Company’s investment in BKTI was accounted for using the equity method. On September 9, 2018, the Company entered into an agreement with Fundamental Global Investors, LLC (“FGI”), a related party, where the Company sold 1,147,087 shares of common stock of BKTI to FGI for a price of $3.95 per share and total proceeds of approximately $4.5 million. The per share transaction price of $3.95 represented the immediately preceding closing price on the NYSE American stock exchange, and the transaction was approved by the Company’s Audit Committee, comprised of only independent directors. The Company recorded a gain on the sale of the equity method investment of $0.8 million within equity method investment income on the consolidated statement of operations for the year ended December 31, 2018. Prior to the sale of the BKTI common stock, the Company received dividends of $0.1 million and $0.3 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company’s retained earnings included undistributed earnings from equity method investees of $0.3 million.

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

For the twelve months ended September 30,	2018	2017
Revenue	$53,395	$72,325
Operating income	2,738	1,021
Net income	(462)	7,953

As of September 30,	2018	2017
Cash and cash equivalents - PIH	$30,024	$25,679
Investments - PIH	80,918	49,702
Reinsurance recoverables - PIH	10,598	25,327
Other assets - PIH	22,928	14,815
Current assets - BKTI and Itasca	1,397	33,359
Noncurrent assets - BKTI and Itasca	11,693	30,005
Total assets - PIH, BKTI and Itasca	$157,558	$178,887

Loss and loss adjustment expense reserves - PIH	$14,172	$22,091
Unearned premium reserves - PIH	49,964	32,170
Redeemable preferred shares - PIH	-	2,744
Other liabilities - PIH	18,651	12,920
Current liabilities - BKTI and Itasca	98	8,857
Noncurrent liabilities - BKTI and Itasca	82,885	452
Total liabilities - PIH, BKTI and Itasca	$165,770	$79,234

7. Intangible Assets

Intangible assets consisted of the following at December 31, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$119	$-	$119
Intangible assets subject to amortization:
Software in service	5	2,188	(595)	$1,593
Product formulation	10	447	(364)	$83
Total		$2,754	$(959)	$1,795

Intangible assets consisted of the following at December 31, 2017 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$1,243	$-	$1,243
Intangible assets subject to amortization:
Software in service	5	3,191	(597)	2,594
Product formulation	10	486	(351)	135
Total		$4,920	$(948)	$3,972

Intangible assets, other than goodwill, with definite lives are amortized over their useful lives. The Company recorded amortization expense relating to intangible assets of $0.6 million during both of the years ended December 31 2018 and 2017. During 2018, the Company recorded impairment charges of $2.1 million related to abandoned software in service within loss on disposal of assets on the consolidated statements of operations.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands).

2019	$485
2020	476
2021	438
2022	221
2023	56
Thereafter	-
Total	$1,676

8. Goodwill

All of the Company’s goodwill is related to the Strong Cinema segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2017	$952
Foreign currency translation	(77)
Balance as of December 31, 2018	$875

9. Accrued Expenses

The major components of current accrued expenses are as follows (in thousands):

	December 31, 2018	December 31, 2017
Employee related	$1,431	$1,388
Legal and professional fees	343	222
Lease expenses	150	78
Warranty obligation	350	521
Interest and taxes	374	567
Post-retirement benefit obligation	14	18
Other	120	88
Total	$2,782	$2,882

The major components of long-term accrued expenses are as follows (in thousands):

	December 31, 2018	December 31, 2017
Lease expenses	$114	$109
Post-retirement benefit obligation	140	97
Total	$254	$206

10. Income Taxes

Loss from continuing operations before income taxes consists of (in thousands):

	2018	2017
United States	$(16,581)	$(11,588)
Foreign	6,681	11,414
	$(9,900)	$(174)

Income tax expense (benefit) attributable to loss from continuing operations consists of (in thousands):

	2018	2017
Federal:
Current	$-	$-
Deferred	-	-
Total	-	-
State:
Current	66	8
Deferred	-	-
Total	66	8
Foreign:
Current	2,609	2,348
Deferred	(248)	1,062
Total	2,361	3,410
	$2,427	$3,418

Income tax expense attributable to loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax loss from continuing operations as follows (in thousands):

	2018	2017
Expected federal income tax benefit	$(2,079)	$(59)
Effect of federal rate change	-	5,341
Effect of change to territorial system	-	(4,071)
State income taxes, net of federal benefit	52	(260)
Foreign tax rate differential	381	(743)
Change in state tax rate	(139)	(67)
Change in valuation allowance	3,859	3,321
GILTI inclusion	597	-
Return to provision	(490)	(49)
Foreign dividend inclusion	128	-
Other	118	5
Total	$2,427	$3,418

Deferred tax assets and liabilities were comprised of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Deferred revenue	$228	$230
Non-deductible accruals	1,811	206
Inventory reserves	370	451
Stock compensation expense	325	199
Warranty reserves	93	138
Uncollectible receivable reserves	456	458
Net operating losses	10,658	9,204
Fair value adjustment to notes receivable	978	147
Tax credits	2,084	1,642
Depreciation and amortization	-	79
Disallowed interest expense	394	-
Other	129	170
Total deferred tax assets	17,526	12,924
Valuation allowance	(16,177)	(12,317)
Net deferred tax assets after valuation allowance	1,349	607
Deferred tax liabilities:
Depreciation and amortization	1,601	923
Cash repatriation	2,012	1,884
Equity in income of equity method investments	252	610
Other	-	6
Total deferred tax liabilities	3,865	3,423
Net deferred tax liability	$(2,516)	$(2,816)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $16.2 million and $12.3 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2018 and 2017, respectively.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law in the United States. The law includes significant changes to the United States corporate income tax system, including a federal corporate rate reduction and the transition to a territorial tax system. The 2017 Tax Act required taxpayers to calculate a one-time transition tax based on the deemed repatriation of undistributed earnings of foreign subsidiaries. The Company included this repatriation tax and changes to the existing deferred tax balances in the 2017 financial statements. Provisional amounts were originally recorded for the repatriation and subsequently updated through the filing of the 2017 tax return. After applying foreign tax credits, the Company calculated its transition tax liability to be zero. The Company has recorded a deferred tax liability related to withholding tax on earnings from its Canadian subsidiary of $2.0 million and $1.9 million at December 31, 2018 and 2017, respectively.

The decrease in the U.S. Federal corporate income tax rate resulted in a decrease in the future expected benefit of the Company’s U.S. deferred tax assets. However, due to the full valuation allowance recorded against the U.S. tax jurisdiction deferred tax assets as of December 31, 2017, the net income tax expense recorded related to the change in corporate tax rate was zero.

During the 2018 fiscal year, numerous provisions of the 2017 Tax Act went into effect. The Company evaluated these provisions and incorporated the estimated impact in the 2018 income tax expense. These provisions include, but are not limited to, reductions in the corporate income tax rate with regard to current income taxes, limitations with regard to interest expense that disallow a portion of interest expense that is carried forward with no future expiration, changes to the deductibility of meals and entertainment, changes to bonus depreciation and a reduced tax rate on foreign export sales.

An additional provision of the 2017 Tax Act is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During fiscal 2018, the Company incurred an estimated $2.8 million of additional taxable income as a result of this provision. This increase of taxable income was incorporated into the overall net operating loss and valuation allowance.

The Company’s net operating loss carryforwards for federal and state tax purposes total approximately $42.8 million and $40.2 million, respectively, at December 31, 2018, expiring at various times in 2033 through 2037 for state net operating losses and federal losses generated through December 31, 2017. As a result of the 2017 Tax Act, all net operating losses that are generated beginning January 1, 2018 and beyond will carryforward indefinitely with no carryback. The Company has foreign tax credit carryforwards of approximately $2.1 million at December 31, 2018 that expire at various times in 2024 through 2026. Utilization of these losses may be limited in the event certain changes in ownership occur.

The Company is subject to possible examinations not yet initiated for federal purposes for the fiscal years 2015, 2016 and 2017. In most cases, the Company is subject to possible examinations for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of income tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2018 and 2017. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2018 and 2017.

11. Debt

The Company’s long-term debt consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Short-term debt:
Strong/MDI installment loan	$3,152	$-
Revolving line of credit	-	500
Current portion of long-term debt	1,094	65
Total short-term debt	4,246	565
Long-term debt:
Sale-leaseback financing	6,769	-
Equipment term loans	4,398	-
Mortgage term loan	-	1,968
Total principal balance of long-term debt	11,167	1,968
Less: current portion	(1,094)	(65)
Less: unamortized debt issuance costs	(20)	(33)
Total long-term debt	10,053	1,870
Total short-term and long-term debt	$14,299	$2,435

On May 22, 2018, the Company’s subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment, and the obligations under the agreement are guaranteed by the Company. The borrowings under the agreement are recorded as long-term debt on the Company’s consolidated balance sheet. In December 2018, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment. This round of financing totaled approximately $0.6 million. Installment payments under each contract are due monthly for a period of 60 months. The financing under the agreements is secured by the equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $4.4 million of outstanding borrowings under equipment term loan agreements at December 31, 2018, which bear interest at a weighted-average fixed rate of 6.8%.

On June 29, 2018, the Company and Convergent completed a sale-leaseback of Convergent’s Alpharetta, Georgia office facility. Convergent sold the Alpharetta facility for $7.0 million in cash and the Company simultaneously entered into a 10-year leaseback of the facility for rent in the amount of $600,000 per year, escalating at the rate of 2% per year. Due to the Company’s continuing involvement in the building, the transaction was accounted for as a financing rather than a normal leaseback. The net proceeds from the transaction were recorded as a financing liability in long-term debt on the Company’s consolidated balance sheet. Upon closing, the Company’s mortgage term loan and revolving line of credit that previously were secured by the Alpharetta facility were repaid, and the related debt agreement was terminated. In addition, the Company issued warrants to the buyer to purchase up to 100,000 shares of Company stock, consisting of warrants to purchase 25,000 shares at each of $10, $12, $14, and $16 purchase prices per share. The warrants have a 10-year maturity. The Company recorded the aggregate $81 thousand fair value of the warrants as additional paid-in capital. The warrants are recorded at grant date fair value, which was calculated based on a Black-Scholes valuation model using the following assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	2.81%
Expected stock price volatility	37.01%
Expected life of warrants (in years)	7.0

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and will bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. The Company borrowed CDN$4.5 million on the 20-year installment loan during 2018. There was CDN$4.3 million of principal outstanding on the 20-year installment loan as of December 31, 2018, which bears variable interest at 4.53%. Strong/MDI was in compliance with its debt covenants as of December 31, 2018.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of December 31, 2018 (in thousands):

2019	$1,094
2020	1,177
2021	1,267
2022	1,364
2023	1,017
Thereafter	5,248
Total	$11,167

12. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.8 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares authorized for issuance under the 2017 Plan is 1,371,189 shares, with 1,049,156 shares remaining available for grant at December 31, 2018.

Options

The Company granted a total of 437,500 and 435,000 options during the years ended December 31, 2018 and 2017, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $1.72 and $2.42, respectively. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2018	2017
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	2.53%	1.99%
Expected stock price volatility	35.93%	34.85%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	930,300	$5.63	8.7	$150
Granted	437,500	4.42
Exercised	-	-
Forfeited	(344,500)	5.62
Expired	(156,300)	4.95
Outstanding at December 31, 2018	867,000	$5.06	8.3	$-
Exercisable at December 31, 2018	189,000	$5.08	7.3	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated. No options were exercised in 2018. The intrinsic value of options exercised during the year ended December 31, 2017 amounted to $45 thousand.

As of December 31, 2018, 678,000 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $1.1 million at December 31, 2018, which is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock

The Company awarded a total of 277,498 and 115,835 restricted stock units and restricted shares during the years ended December 31, 2018 and 2017, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The weighted average grant date fair value of restricted shares and restricted stock units granted during the twelve month periods ended December 31, 2018 and 2017 was $3.33 and $6.58, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2018 and 2017 was $0.3 million and $0.4 million, respectively.

As of December 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.8 million, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes restricted share activity for 2018:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	85,000	$6.50
Granted	-	-
Shares vested	(28,333)	6.50
Shares forfeited	(10,000)	6.50
Non-vested at December 31, 2018	46,667	$6.50

The following table summarizes restricted stock unit activity for 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	35,835	$6.45
Granted	277,498	3.33
Shares vested	(35,835)	6.45
Shares forfeited	-	-
Non-vested at December 31, 2018	277,498	$3.33

13. Compensation and Benefit Plans

Retirement Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.4 million for each of the years ended December 31, 2018 and 2017.

14. Leases

The Company and its subsidiaries lease plant and office facilities, autos and equipment under operating leases expiring through 2022. These leases generally contain renewal options and the Company expects to renew or replace certain of these leases in the ordinary course of business. Rent expense under operating lease agreements amounted to approximately $0.9 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. The Company also has capital leases for computer equipment and digital signage equipment, which are recorded as capital lease obligations on the consolidated balance sheets.

The Company’s future minimum lease payments are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2019	$219	$1,740
2020	139	1,537
2021	139	1,420
2022	139	1,081
2023	128	-
Thereafter	4	-
Total minimum lease payments	768	$5,778
Less: Amount representing interest	(181)
Present value of minimum lease payments	587
Less: Current maturities	(160)
Capital lease obligations, net of current portion	$427

15. Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 46% of 2018 consolidated net revenues, including one Strong Cinema customer that individually accounted for 14% of 2018 consolidated net revenues. Trade accounts receivable from the top ten customers represented approximately 45% of net consolidated receivables at December 31, 2018.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

16. Business Segment Information

The Company has three primary operating segments: Strong Cinema, Convergent and Strong Outdoor. During the fourth quarter of 2018, the Company decided to divide its former Digital Media segment into separate Convergent and Strong Outdoor segments. All prior periods have been recast in our segment reporting to reflect the current segment organization. The Strong Cinema segment provides a full range of product and service solutions primarily for the theater exhibition industry, including a wide spectrum of premier audio-visual products and accessories such as digital projectors, state of the art projection screens, servers, library management systems, menu boards, flat panel displays, and sound systems, as well as network monitoring and on-site service for cinema equipment. The Convergent segment delivers solutions and services across two primary markets: digital out-of-home and enterprise video. While there is digital signage equipment sold within this segment, the primary focus of this segment is providing solutions and services to our customers. The Strong Outdoor segment provides taxi-top advertising services on over 3,500 New York City taxicabs.

Summary by Business Segments

	Year ended December 31,
	2018	2017
	(in thousands)
Net revenues
Strong Cinema	$44,361	$48,938
Convergent	17,210	24,348
Strong Outdoor	3,632	-
Other	308	175
Total segment net revenues	65,511	73,461
Eliminations	(822)	(815)
Total net revenues	64,689	72,646

Gross profit (loss)
Strong Cinema	14,710	14,919
Convergent	2,061	3,840
Strong Outdoor	(4,843)	-
Other	308	175
Total segment gross profit	12,236	18,934
Eliminations	(57)	-
Total gross profit	12,179	18,934

Operating income (loss)
Strong Cinema	10,407	10,678
Convergent	(4,483)	(3,944)
Strong Outdoor	(6,070)	-
Other	(309)	(340)
Total segment operating (loss) income	(455)	6,394
Unallocated general and administrative expenses	(9,076)	(9,208)
Unallocated loss on disposal of assets	(818)	-
Loss from operations	(10,349)	(2,814)
Other income, net	1,001	682
Loss before income taxes and equity method investment income	$(9,348)	$(2,132)

	Year ended December 31,
	2018	2017
	(in thousands)
Capital expenditures:
Strong Cinema	$639	$810
Convergent	1,056	1,909
Strong Outdoor	286	-
Unallocated	3	556
Total capital expenditures	$1,984	$3,275

Depreciation, amortization and impairment:
Strong Cinema	$892	$912
Convergent	2,904	1,000
Strong Outdoor	267	-
Unallocated	1,091	269
Total depreciation, amortization and impairment	$5,154	$2,181

	December 31,
(In thousands)	2018	2017
Identifiable assets
Strong Cinema	$27,009	$27,358
Convergent	14,024	13,603
Strong Outdoor	3,454	-
Corporate assets	15,150	18,053
Total	$59,637	$59,014

Summary by Geographical Area

	Year ended December 31,
(In thousands)	2018	2017
Net revenue
United States	$51,950	$57,479
Canada	5,055	5,535
China	2,126	5,031
Mexico	2,910	1,736
Latin America	803	1,557
Europe	1,096	681
Asia (excluding China)	518	274
Other	231	353
Total	$64,689	$72,646

	December 31,
(In thousands)	2018	2017
Identifiable assets
United States	$42,780	$37,230
Canada	16,857	21,784
Total	$59,637	$59,014

Net revenues by business segment are to unaffiliated customers, except to the extent of certain revenues from intersegment services provided by the Strong Cinema segment to the Convergent segment, which are represented by the eliminations in the segment operating results table above. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

17. Related Party Transactions

Fundamental Global Investors, LLC and certain of its affiliates (collectively, “FGI”) hold approximately 36.1% of the Company’s outstanding shares of common stock as of December 31, 2018. Mr. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as the Company’s Chairman and Chief Executive Officer. The Company’s purchases of the equity securities that comprise its equity method investments were made in companies in which FGI has an ownership interest. The independent members of the Board of Directors approved these purchases and the Company made no payments to FGI related to these purchases. On September 9, 2018, the Company entered into an agreement with FGI where the Company sold 1,147,087 shares of common stock of BKTI to FGI for a price of $3.95 per share and total proceeds of approximately $4.5 million. The per share transaction price of $3.95 represented the immediately preceding closing price on the NYSE American stock exchange, and the transaction was approved by the Company’s Audit Committee, comprised of only independent directors. See Note 6 for further information on the Company’s equity method investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the “Board of Directors,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act,” and “Board Committees–Audit Committee” sections of the definitive proxy statement, to be filed in connection with the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation” sections of the definitive proxy statement, to be filed in connection with the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,144,498	(1)	$5.06	1,049,156	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,144,498		$5.06	1,049,156

(1)	Includes 427,000 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan; and 440,000 securities to be issued upon exercise of outstanding options and 277,498 securities to be issued upon vesting of restricted stock units under our 2017 Omnibus Equity Compensation Plan.
(2)	All shares available for future issuance are under the 2017 Omnibus Equity Compensation Plan.

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the definitive proxy statement, to be filed in connection with the 2019 annual meeting of stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Related Person Transaction Procedures” and “Corporate Governance – Board Independence” sections of the definitive proxy statement, to be filed in connection with the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the “Proposal Three – Ratification of Appointment of the Company’s Independent Auditors” and “Board Committees – Audit Committee” sections of the definitive proxy statement, to be filed in connection with the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Exhibit list.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

2.1+	Equity Purchase Agreement, dated as of November 4, 2016, by and between Strong Westrex, Inc. and GABO Filter, Inc.	8-K	2.1	November 7, 2016

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	December 7, 2006

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.1	December 7, 2006

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.2	December 7, 2006

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.3	December 7, 2006

3.1.4	Certificate of Amendment of Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.2	Ballantyne of Omaha, Inc. Bylaws	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	8-K	99.1	May 1, 2007

3.2.5	Fifth Amendment to Bylaws of Ballantyne Strong, Inc.	S-8	4.11	May 16, 2014

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.2*	Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan	S-8	4.12	June 15, 2017

10.3*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan	S-8	4.13	June 15, 2017

10.4*	Form of Restricted Share Agreement under the Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan	S-8	4.14	June 15, 2017

10.5*	Form of Restricted Share Unit Agreement under the Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan	S-8	4.15	June 15, 2017

10.6*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.7*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.8*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.9*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

10.10*	Executive Employment Agreement, dated as of November 2, 2015, between Convergent Media Systems Corporation and Stephen L. Schilling	8-K	10.1	November 4, 2015

10.11*	Stock Option Agreement, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.3	November 27, 2015

10.12*	Stock Option Agreement under Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan, dated as of November 22, 2015, between Ballantyne Strong, Inc. and Stephen L. Schilling	8-K	10.4	November 27, 2015

10.13*	Executive Employment Agreement, dated March 29, 2017, between Ballantyne Strong, Inc. and Lance V. Schulz	8-K	10.1	March 29, 2017

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.14*	Consulting Agreement, dated November 16, 2018, by and between Ballantyne Strong, Inc. and Lance V. Schulz	8-K	10.1	November 20, 2018

10.15*	Executive Employment Agreement, dated November 7, 2018, between Ballantyne Strong, Inc. and Mark D. Roberson	8-K	10.1	November 7, 2018

10.16	Term Loan Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.1	May 3, 2017

10.17	Term Loan Promissory Note, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.2	May 3, 2017

10.18	Line of Credit Business Loan Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.3	May 3, 2017

10.19	Credit Agreement, dated April 27, 2017, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.4	May 3, 2017

10.20	Note Modification Agreement, dated as of April 18, 2018, by and between Convergent Media Systems Corporation, as Borrower, and blueharbor bank, as Lender	8-K	10.1	April 24, 2018

10.21	Master Equipment Lease Agreement between Huntington Technology Finance, Inc. and Convergent Media Systems Corporation	8-K	10.1	June 27, 2017

10.22	Progress Payment Note and Reimbursement Agreement between Convergent Media Systems Corporation and Huntington Technology Finance, Inc., effective as of June 22, 2017	8-K	10.2	June 27, 2017

10.23	Credit Agreement, dated as of May 15, 2018, between Canadian Imperial Bank of Commerce and Strong/MDI Screen Systems, Inc.	10-Q	10.6	August 8, 2018

10.24	Contract of Sale, dated April 27, 2018, by and between Convergent Media Systems Corporation, as Seller, and Metrolina Alpharetta, LLC, as Buyer	8-K	10.1	May 1, 2018

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.25	Lease Agreement, between Metrolina Alpharetta, LLC, as Landlord, and Ballantyne Strong, Inc., as Tenant	10-Q	10.3	August 8, 2018

10.26	Form of Warrant, to be issued by Ballantyne Strong, Inc.	8-K	10.3	May 1, 2018

10.27	Master Installment Payment Agreement, dated as of May 22, 2018, by and between Convergent Media Systems Corporation, as Borrower, and NEC Financial Services, LLC, as Lender	8-K	10.1	May 29, 2018

10.28	Letter Agreement, dated as of September 9, 2018, by and between Ballantyne Strong, Inc. and Fundamental Global Investors, LLC	8-K	10.1	September 12, 2018

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Convergent Corporation	Georgia
e.	Convergent Media Systems Corporation	Georgia
f.	StrongVest Global Advisors, LLC	Delaware
g.	Strong Digital Media, LLC	Delaware

23	Consent of BDO USA, LLP	X

24	The Power of Attorney authorizing D. Kyle Cerminara and Mark D. Roberson to sign the Annual Report on Form 10-K, and any amendments thereto, for fiscal 2018 on behalf of non-management directors	X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Ballantyne Strong, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements	X

*	Management contract or compensatory plan.
**	Furnished herewith.
+	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ballantyne Strong, Inc.

By:	/s/ D. Kyle Cerminara	By:	/s/ Mark D. Roberson
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Mark D. Roberson, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2019		Date: March 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	March 12, 2019

By:	/s/ William J. Gerber (1)
William J. Gerber, Director
Date:	March 12, 2019

By:	/s/ Jack H. Jacobs (1)
Jack H. Jacobs, Director
Date:	March 12, 2019

By:	/s/ Lewis M. Johnson (1)
Lewis M. Johnson, Director
Date:	March 12, 2019

By:	/s/ Charles T. Lanktree (1)
Charles T. Lanktree, Director
Date:	March 12, 2019

By:	/s/ Robert J. Roschman (1)
Robert J. Roschman, Director
Date:	March 12, 2019

By:	/s/ Ndamukong Suh (1)
Ndamukong Suh, Director
Date:	March 12, 2019

(1)	Signed by the undersigned as attorney-in-fact and agent for the Directors indicated

By:	/s/ Mark D. Roberson
Mark D. Roberson, Attorney-In-Fact
Date:	March 12, 2019

