Form 10-K/A
period 2018-12-31
BALLANTYNE STRONG, INC.
filed 2019-03-29
CIK 946454

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

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 29, 2018 was $47,900,215. The Company does not have any non-voting common equity. As of March 15, 2019, 14,492,090 shares of common stock of Ballantyne Strong, Inc., were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Paragraph

On March 12, 2019, Ballantyne Strong, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Report” or “Form 10-K”). This Amendment No. 1 updates Part III to contain certain additional information required therein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2019 Annual Meeting and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age of each director is reported as of December 31, 2018.

D. Kyle Cerminara, age 41, has been a director since February 2015, the Company’s Chairman since May 2015 and the Company’s Chief Executive Officer since November 2015. Since April 2012, Mr. Cerminara has also served as the CEO, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, Mr. Cerminara is Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC, which position he has held since December 2012. Mr. Cerminara also serves as President and Trustee of StrongVest ETF Trust and Chief Executive Officer of StrongVest Global Advisors, LLC. StrongVest Global Advisors, LLC, a wholly-owned subsidiary of Ballantyne Strong, is an investment advisor, and Capital Wealth Advisors is a sub-advisor, to CWA Income ETF, an exchange-traded fund and series of StrongVest ETF Trust. Mr. Cerminara is a member of the Board of Directors of a number of publicly held companies focused in the technology, building infrastructure, insurance and communications sectors, including BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since July 2015, 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance, since December 2016, Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly traded investment firm, since June 2016, and Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, since March 2019. Mr. Cerminara was also appointed chairman of BK Technologies, Inc. in March 2017, chairman of 1347 Property Insurance Holdings, Inc. in May 2018 and chairman of Itasca Capital Ltd. in June 2018. He also served on the Board of Directors of Iteris, Inc. (Nasdaq: ITI), a provider of intelligent information solutions for traffic management, from August 2016 to November 2017, and Magnetek, Inc., a publicly traded manufacturer, in 2015. He also serves on the Board of Directors of Blueharbor Bank. Prior to co-founding FGI and partnering with Capital Wealth Advisors, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA from the Darden School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara brings to the Board the perspective of one of the Company’s most significant stockholders. He also has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies, and operational experience as our CEO, which qualify him to serve on our Board of Directors.

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

Colonel Jack H. Jacobs, age 73, has served as a director of Ballantyne since July 2018. Colonel Jacobs is the Melcher Family Chair and Professor of Humanities and Public Affairs at the United States Military Academy at West Point, where he has been teaching since 2005, and a principal of The Fitzroy Group, Ltd., a firm that specializes in the development of residential real estate in London and invests both for its own account and in joint ventures with other institutions, for over 20 years. He has served as an on-air military analyst for NBC News since 2002, where he was an Emmy nominee in 2010 and 2011 and a recipient of the 2011 Murrow Award. Colonel Jacobs was a co-founder and Chief Operating Officer of AutoFinance Group Inc., one of the firms to pioneer the securitization of debt instruments, from 1988 to 1989; the firm was subsequently sold to KeyBank. He was a Managing Director of Bankers Trust Corporation, a diversified financial institution and investment bank, where he ran foreign exchange options worldwide and was a partner in the institutional hedge fund business. Colonel Jacobs’ military career included two tours of duty in Vietnam where he was among the most highly decorated soldiers, earning three Bronze Stars, two Silver Stars and the Medal of Honor, the nation’s highest combat decoration. He retired from active military duty as a Colonel in 1987. Colonel Jacobs has been a member of the board of directors of Paragon Technologies, Inc. (OTCMKTS: PGNT) since 2012, Datatrak International, Inc. (OTCMKTS: DTRK) since 2016 and Resonant Inc. (Nasdaq: RESN) since 2018. From 2007 to 2012, Colonel Jacobs served as a member of the Board of Directors of Xedar Corporation, a public company; from June 2006 to 2009, he was a director of Visual Management Systems, a private company; and he was a director of BioNeutral Group, Inc., a public company, until 2009. From October 17, 2013 to October 28, 2013, Colonel Jacobs served on the board of SED International Holdings, Inc. He was previously a director of Premier Exhibitions, Inc. Colonel Jacobs is Co-Chairman of the Medal of Honor Foundation and a member of the Board of Trustees of the USO of New York. He is the author of the book “If Not Now, When?: Duty and Sacrifice in America’s Time of Need.” Colonel Jacobs received a Bachelor of Arts and a Master’s degree from Rutgers University. Colonel Jacobs’ extensive strategic, operational and leadership experience, coupled with his service on several public company boards, qualifies him to serve on our Board of Directors.

Lewis M. Johnson, age 49, has served as a director of Ballantyne since May 2016. Mr. Johnson has served as the President, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company, since April 2012. In addition, Mr. Johnson is Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC. Prior to co-founding Fundamental Global Investors, LLC and partnering with Capital Wealth Advisors, Mr. Johnson was a private investor from 2010 to 2012. From 2008 to 2010 Mr. Johnson served as Portfolio Manager and Managing Director at Louis Dreyfus Highbridge Energy. Previously Mr. Johnson was a Senior Vice President, Portfolio Manager and Analyst at Pequot Capital from 2006 to 2007. Prior to joining Pequot Capital, he was a Vice President and Analyst at T. Rowe Price from 2000 to 2006. He worked as an Analyst at Capital Research and Management in 1999 and a Vice President at AYSA from 1992 to 1998. Mr. Johnson received an MBA from the Wharton School of Business at the University of Pennsylvania in addition to a MA in Political Science and a BA in International Studies from Emory University, where he graduated Magna Cum Laude and was a member of Phi Beta Kappa. Mr. Johnson is a member of the Board of Directors of a number of publicly held companies, including BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since May 2016, 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), a holding company, which, through its subsidiaries, is engaged in providing property and casualty insurance, since April 2017, and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly traded investment firm, since June 2018. Mr. Johnson was also appointed co-chairman of 1347 Property insurance Holdings, Inc. in May 2018 and co-chairman of BK Technologies, Inc. in June 2018. Mr. Johnson brings to the Board the perspective of one of the Company’s most significant stockholders. He has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Charles T. Lanktree, age 69, has served as Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs, since 2012 and also served as its President from 2012 to 2018. Since 1997, Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree currently serves on the Board of Directors of Eggland’s Best, Inc. and several of its affiliates. He has also served on the board of directors of BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since March 2017. From 2010 to 2013, he served on the Board of Directors of Eurofresh Foods, Inc., a privately held company, and from 2004 to 2013, he was on the Board of Directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company and Beech-Nut Foods Corporation. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s College. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977. Mr. Lanktree has served as a director of Ballantyne since May 2015. Mr. Lanktree’s 25 years of experience in consumer marketing and retail operations and his extensive experience as a Chief Executive Officer, coupled with his knowledge and insight of the retail industry, including distribution and franchising operations, qualifies him to serve on our Board of Directors.

Robert J. Roschman, age 53, has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman currently serves on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. He has served as a director of the Company since May 2015. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh, age 31, is an independent private investor. Mr. Suh holds ownership interests in several real estate development projects across Michigan, Nebraska, Oregon and Colorado. Mr. Suh is the Founder and a director of the Ndamukong Suh Family Foundation. He is also a professional athlete, currently a free agent in the National Football League (“NFL”). Prior to becoming a free agent, he was with the NFL’s Los Angeles Rams in 2018, Miami Dolphins from 2015 to 2017 and Detroit Lions from 2010 to 2014. He currently serves on the Board of Directors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska. Mr. Suh has served as a director of Ballantyne since January 2016. Our Board of Directors believes that Mr. Suh’s well cultivated business and personal network adds unique value to the Company, which, coupled with his extensive experience as an investor, allows him to evaluate strategic opportunities and qualifies him to serve on our Board of Directors.

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

Board Leadership Structure and Role of the Board in Risk Oversight

D. Kyle Cerminara is the Company’s Chief Executive Officer and Chairman of the Board of Directors. Mr. Cerminara represents the Company’s largest stockholder, which, together with its affiliates, holds 34.9% of the voting and economic interest in the Company. As such, Mr. Cerminara may be deemed to be the Company’s controlling stockholder. At this time, it is the Board’s view that a controlling stockholder who is active in the business, as is currently the case, should hold both the roles of Chief Executive Officer and Chairman, setting the tone of the organization, having the ultimate responsibility for all of the Company’s operating and strategic functions, and providing unified leadership and direction to the Board of Directors and the Company’s executive management. Further, the Board believes that Mr. Cerminara, as the Chief Executive Officer and Chairman, is in the best position to be aware of major issues facing the Company on a day-to-day basis, and is in the best position to identify key risks and developments facing the Company to be brought to the Board’s attention.. The Board of Directors has not named a lead independent director, but receives strong leadership from all of its members. Our Board committees consist of only independent members, and our independent directors meet at least annually in executive session without the presence of non-independent directors and management. In addition, our directors take active and substantial roles in the activities of our Board at the full board meetings. They are able to propose items for board meeting agendas, and the Board’s meetings include time for discussion of items not on the formal agenda. Our Board believes that this open structure, as compared to a system in which there is a designated lead independent director, facilitates a greater sense of responsibility among our directors and facilitates active and effective oversight by the independent directors of the Company’s operations and strategic initiatives, including any risks.

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

Board Independence

The Board of Directors is composed of a majority of independent directors as defined by the listing requirements of the NYSE American. The Board of Directors has determined that Messrs. Gerber, Jacobs, Lanktree, Roschman and Suh are independent directors of the Company under the listing standards adopted by the NYSE American. The Board of Directors also determined that Messrs. Samuel C. Freitag and James C. Shay, who served on the Board during 2018, were independent under the same listing standards. In making these independence determinations, the Board considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence. Our independent directors meet in an executive session at least once per year.

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

Board and Committee Meeting Attendance

The Board of Directors held 13 meetings during 2018. Each current director attended at least seventy-five percent (75%) of the aggregate of the total number of board meetings held during the period for which he has been a director and the total number of meetings held by all committees of the Board on which he served during the periods that he served.

Mr. Cerminara was the only director that attended the 2018 Annual Meeting. Other than Mr. Cerminara, none of the directors are expected to attend the Annual Meeting.

Hedging and Pledging Policy

The Company prohibits the Company’s officers, other employees and directors from hedging or pledging the Company’s shares.

BOARD COMMITTEES

The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. The current charters for each of the Committees are available on our website www.ballantynestrong.com under the “Investors” tab and then the “Corporate Governance” tab. The members of the Board committees, as of December 31, 2018 and the date of this Form 10-K/A, are identified in the following table:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
D. Kyle Cerminara(1)
William J. Gerber	Chair	X
Colonel Jack H. Jacobs(2)	X		Chair
Lewis M. Johnson(3)
Charles T. Lanktree		Chair
Robert J. Roschman		X	X
Ndamukong Suh			X

(1) Chairman of the Board.

(2) Colonel Jacobs was appointed to the Audit Committee and Compensation Committee effective July 11, 2018 and as the Chair of the Nominating and Corporate Governance Committee effective September 7, 2018.

(3) Mr. Johnson was appointed as Chair of the Nominating and Corporate Governance Committee effective July 11, 2018; his service on the committee ended effective September 7, 2018.

Audit Committee

The Audit Committee of the Company’s Board of Directors consists of directors Gerber (Chair) and Jacobs, who are independent for purposes of serving on the committee under the SEC’s rules and NYSE American’s listing requirements. As a smaller reporting company, the Company is only required to maintain an audit committee of two independent members. The Audit Committee acts under a written charter adopted by the Board of Directors. All Audit Committee members are financially literate. The Board of Directors has determined that Mr. Gerber is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee assists the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company, and performs such other duties as are directed by the Board. The Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. At least annually and generally on a quarterly basis, the Committee reviews and discusses matters separately with management of the Company and with the Company’s independent auditors.

The Committee is directly responsible for the appointment of the independent registered public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company and periodically reviews and evaluates their performance and independence from management. All audit and permitted non-audit services are pre-approved by the Committee. The Committee has delegated the responsibility of approving proposed non-audit services that arise between Committee meetings to the Chairman, provided that the decision to approve the services is presented for ratification at the next scheduled Committee meeting. During 2018, the Committee held five meetings.

Compensation Committee

The Compensation Committee of the Company’s Board of Directors consists of directors Lanktree (Chair), Gerber and Roschman. All members of the Committee are independent for purposes of serving on the committee under the NYSE American’s listing requirements and applicable SEC and tax regulations. The Compensation Committee acts under a written charter adopted by the Board of Directors. The Committee functions include, but are not limited to:

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

The Committee may delegate its authority to a subcommittee of its members. Further discussion of the Compensation Committee can be found under the heading “Compensation Discussion and Analysis.” The Committee held three meetings during 2018.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are directors Jacobs (Chair), Roschman and Suh. All members of the Nominating and Corporate Governance Committee are independent for purposes of serving on the committee under the NYSE American’s listing requirements. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors. The functions of the Committee include, among other items, overseeing all aspects of the Company’s corporate governance functions including compliance with significant legal, ethical and regulatory requirements. The Nominating and Corporate Governance Committee also reports to, and assists, the Board of Directors in identifying individuals for membership to the Board and recommends to the Board the director nominees for the next Annual Meeting of Stockholders. The Nominating and Corporate Governance Committee held one meeting during 2018.

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

EXECUTIVE OFFICERS

The following is a list of the names and ages of the current executive officers of the Company, their business history and their term of office with the Company. The age of each executive officer is reported as of December 31, 2018.

Name	Age	Position and Principal Occupation	Officer Since
D. Kyle Cerminara	41	Director since February 2015, Chairman since May 2015 and Chief Executive Officer since November 2015. CEO, Co-Founder and Partner of Fundamental Global Investors, LLC and Co-Chief Investment Officer of Capital Wealth Advisors. For additional information, see the section titled “Board of Directors.”	2015

Mark D. Roberson	53	Executive Vice President and Chief Financial Officer. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers & acquisitions. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc. a NASDAQ -listed restaurant operating company, and as Chief Executive Officer and Chief Financial Officer of PokerTek, Inc., a NASDAQ-listed gaming technology company, and previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a CPA who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a BS in Accounting from UNC-Greensboro and a BS in Economics from Southern Methodist University. He has served on the Board of Directors of Cynergistek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, since May 2016, where he chairs the Audit and Compensation Committees.	2018

Ray F. Boegner	69	President of Strong Cinema; previously Senior Vice President and Senior Vice President of Sales; Vice President of Sales prior to November 1996; joined Company in 1985.	1997

ADDITIONAL INFORMATION

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Ballantyne believes that all persons subject to these reporting requirements filed the required reports on a timely basis during 2018.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In this section of the Form 10-K/A, we disclose our executive compensation for our Named Executive Officers (also referred to as the “NEOs”), consisting of our principal executive officer, the two other individuals who were serving as executive officers at the end of 2018, and one other individual who served as an executive officer during 2018. Our NEOs for 2018 are as follows:

●	D. Kyle Cerminara, Chairman and Chief Executive Officer;

●	Mark D. Roberson, Executive Vice President and Chief Financial Officer (since November 16, 2018);

●	Lance V. Schulz, former Senior Vice President, Chief Financial Officer and Treasurer (from March 29, 2017 until November 16, 2018); and

●	Ray F. Boegner, President of Strong Cinema.

Base Salaries

On February 28, 2017, in recognition of their contributions and long-term value to the Company and internal pay equity considerations, the Compensation Committee approved increases to the annual base salaries of Messrs. Cerminara and Boegner for 2017. Mr. Cerminara’s 2017 annual base salary was increased from $150,000 to $225,000 and Mr. Boegner’s 2017 annual base salary was increased from $225,000 to $275,000. The adjustments were effective as of March 1, 2017. As part of Mr. Boegner’s salary increase, his auto allowance of $1,000 per month was eliminated effective as of March 1, 2017. The base salaries for Messrs. Cerminara and Boegner remained unchanged for 2018.

Mr. Roberson receives a base salary of $250,000, which salary was negotiated as part of his employment agreement at the time of his hiring as Executive Vice President and Chief Financial Officer of the Company, effective November 16, 2018.

Mr. Schulz received a base salary of $250,000 during his tenure as Senior Vice President, Chief Financial Officer and Treasurer of the Company from March 29, 2017 to November 16, 2018. The salary was negotiated as part of his employment agreement at the time of his hiring as Senior Vice President, Chief Financial Officer and Treasurer. Since November 16, 2018, Mr. Schulz has provided consulting services to the Company at the rate of $26,683 per month, pro-rated for any partial month, pursuant to the terms of a consulting agreement. On March 26, 2019, Mr. Schulz and the Company agreed to extend the consulting agreement beyond March 31, 2019 on a month-to-month basis at the same rate, pro-rated for any partial month. Either party may terminate the consulting agreement at any time.

Discretionary Bonuses

After considering a number of factors, including Company performance, the Compensation Committee determined not to pay any discretionary cash bonuses to executive officers for 2018 or 2017. The Compensation Committee determined to award equity grants to certain executive officers as described below.

Long-Term Incentives

We use long-term incentive equity awards as a part of our executive compensation program, in order to incentivize and reward the achievement of longer-term strategic objectives and align the financial interests of the Company’s executive officers with those of the Company’s stockholders. The Company’s long-term incentive program for our NEOs has consisted of restricted stock awards (or “RSAs”), restricted stock units (or “RSUs”) and nonqualified stock options. Each such type of award, and the reasons it is used, is described below. At the Company’s 2017 Annual Meeting, the Company’s stockholders approved the Company’s 2017 Omnibus Equity Compensation Plan, as the successor to our 2010 Long Term Incentive Plan and 2014 Non-Employee Directors’ Restricted Stock Plan, and long-term incentive awards granted after the 2017 Annual Meeting have been made under the 2017 Omnibus Equity Compensation Plan.

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

2018 Equity Grants

On January 26, 2018, the Compensation Committee approved grants of stock options and RSUs to Messrs. Cerminara, Schulz and Boegner. Each of these executives was granted a stock option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $4.70 per share, under the Company’s 2017 Omnibus Equity Compensation Plan. The stock options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment. Mr. Schulz’s stock options were forfeited upon his resignation from the Company effective November 16, 2018.

The RSU awards to Messrs. Cerminara, Schulz and Boegner each covered 40,000 shares of the Company’s common stock, and those RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment. As part of Mr. Schulz’s consulting agreement entered into in connection with his resignation, the Company agreed to amend Mr. Schulz’s award agreement to provide that one-third of his 40,000 unvested RSUs would vest on January 26, 2019 and two-thirds would vest on March 31, 2019, subject to Mr. Schulz remaining in the continuous service of the Company through the applicable vesting dates.

On December 4, 2018, as a signing bonus, the Company granted to Mr. Roberson 50,000 RSUs pursuant to the Company’s 2017 Omnibus Equity Compensation Plan, vesting in one-third annual installments beginning on the first anniversary of the grant date, subject to continued employment, and stock options to purchase 40,000 shares of the Company’s common stock at an exercise price of $2.25 per share pursuant to the Company’s 2017 Omnibus Equity Compensation Plan. The stock options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

2017 Equity Grants

On February 28, 2017, the Compensation Committee approved grants of stock options and restricted stock to Messrs. Cerminara and Boegner under the 2010 Long-Term Incentive Plan based on management’s recommendations and the officers’ performance. The Committee granted 60,000 and 40,000 stock options to Messrs. Cerminara and Boegner, respectively, to purchase common shares of the Company at the exercise price of $6.50 per share under the 2010 Long-Term Incentive Plan. These options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment. The options are subject to the terms and conditions of their respective Stock Option Agreements.

In recognition of their contributions to the business, Mr. Cerminara also received 60,000 restricted shares of the Company’s common stock and Mr. Boegner received 10,000 restricted shares of the Company’s common stock, in each case pursuant to the 2010 Long-Term Incentive Plan and the terms and conditions of their respective Restricted Stock Agreements. These shares vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

As a signing bonus and pursuant to the terms of his Employment Agreement, on April 7, 2017 the Company granted Mr. Schulz a stock option to purchase 40,000 shares of the Company at an exercise price of $6.30 per share pursuant to the Company’s 2010 Long-Term Incentive Plan. Upon his resignation from the Company effective November 16, 2018, Mr. Schulz immediately forfeited 30,000 unvested options and, following a period of thirty days from the effective date of his resignation, forfeited the right to exercise 10,000 options.

401(k) Retirement Plan

The Company’s executive officers are able to participate in the Company’s Retirement and Savings 401(k) Plan (the “401(k) Plan”), which is a combination savings and profit sharing plan designed to qualify under Section 401 of the U.S. Internal Revenue Code. Participation in the 401(k) Plan is generally available to all Ballantyne employees on the same terms. Each participant may defer up to 100% of his or her compensation. The Company may make a discretionary matching contribution equal to a uniform percentage of salary. Each year the Company determines the amount of the discretionary percentage. In 2018, the Company matched 50% of the amount deferred up to 6% of each participating employee’s contribution. Employee contributions to the 401(k) Plan are non-forfeitable. Employer contributions vest annually over three years on the employee’s employment anniversary. Benefits may be distributed to participants or their beneficiaries, as the case may be, in the event of a participant’s death, retirement or other termination of service, or, if the participant so requests, on reaching age 59½. Participants may be eligible to withdraw benefits in case of hardship.

Contributions to the 401(k) Plan made by the Company on behalf of the NEOs are included in the 2018 Summary Compensation Table.

Employment Agreements

The Company currently has written employment agreements with Messrs. Boegner and Roberson. The Company also had a written employment agreement with, and, upon his resignation effective November 16, 2018, has a consulting agreement with, Mr. Schulz. The material provisions of these employment and consulting agreements are discussed below.

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

Mr. Roberson’s employment agreement with the Company, which was entered into on November 7, 2018, provides for an annual base salary of $250,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at $150,000, payable partly in cash and partly through equity awards as determined by the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee. As a signing bonus, the Company granted to Mr. Roberson 50,000 restricted stock units pursuant to the Company’s 2017 Omnibus Equity Compensation Plan, vesting over a period of three years from the date of grant, and a stock option to purchase 40,000 shares of the Company’s common stock pursuant to the Company’s 2017 Omnibus Equity Compensation Plan, which option will vest over a period of five years from the date of grant. Mr. Roberson is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. Mr. Roberson’s employment agreement does not provide for any specified severance benefits.

Mr. Schulz’s employment agreement with the Company, which was entered into on March 23, 2017, provided for an annual base salary of $250,000 and a target annual bonus opportunity of $150,000. Any annual bonus earned based on the achievement of performance metrics and other criteria established by the Compensation Committee was payable partly in cash and partly through equity awards, as determined by the Compensation Committee. The employment agreement also provided Mr. Schulz with a signing bonus in the form of a stock option to purchase 40,000 shares of the Company’s common stock, which option was scheduled to vest over a period of four years from the date of grant. Pursuant to his employment agreement, Mr. Schulz was eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contained customary non-competition and non-solicitation covenants. Mr. Schulz’s employment agreement did not provide for any specified severance benefits.

In connection with his resignation effective November 16, 2018, the Company entered into a consulting agreement with Mr. Schulz. Pursuant to the consulting agreement, Mr. Schulz agreed to provide consulting services to the Company through March 31, 2019, at the rate of $26,683 per month, pro-rated for any partial month. The Company agreed to amend Mr. Schulz’s award agreement for 40,000 RSUs held by Mr. Schulz to provide that one-third of the RSUs would vest on January 26, 2019, and two-thirds of the RSUs would vest on March 31, 2019, subject to Mr. Schulz remaining in the continuous service of the Company through the applicable vesting dates. If the Company terminated the consulting agreement prior to March 31, 2019 for any reason other than cause, as defined in the Company’s 2017 Omnibus Equity Compensation Plan, all unvested RSUs outstanding as of the date of such termination would immediately vest. If the Company terminated the consulting agreement for cause, or if Mr. Schulz terminated the consulting agreement for any reason, prior to March 31, 2019, all unvested RSUs outstanding as of the date of such termination would be immediately forfeited. The Company also agreed to pay the employer contribution amount of COBRA premiums through December 31, 2019, if Mr. Schulz enrolled in such post-employment coverage under the Company’s health plan, subject to Mr. Schulz’s continued service pursuant to the consulting agreement through March 31, 2019. On March 26, 2019, Mr. Schulz and the Company agreed to extend the consulting agreement beyond March 31, 2019 on a month-to-month basis at the same rate, pro-rated for any partial month. Either party may terminate the consulting agreement at any time.

Executive Compensation Tables

The following table sets forth information regarding all forms of compensation earned by the Company’s Named Executive Officers during the last two fiscal years. Messrs. Cerminara and Boegner were employed by the Company during all of fiscal 2017 and 2018. Mr. Schulz served as Chief Financial Officer from March 29, 2017 until his resignation effective November 16, 2018, at which time Mr. Roberson was appointed to the position.

2018 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(12)	Total ($)
D. Kyle Cerminara (1)	2018	225,000	—	188,000	(5)	91,074	(8)	—	5,691	509,765
Chairman and CEO	2017	210,577	—	390,000	(6)	144,577	(9)	—	5,518	750,672

Mark D. Roberson (2)	2018	25,000	—	112,500	(7)	37,223	(10)	—	85	174,808
EVP and CFO

Lance V. Schulz (3)	2018	225,962	—	188,000	(5)	91,074	(8)	—	65,620	570,656
Former SVP, Treasurer and CFO	2017	185,577	—	—		93,591	(11)	—	5,917	285,085

Ray F. Boegner	2018	275,000	—	188,000	(5)	91,074	(8)	—	9,193	563,267
President of Strong Cinema	2017	265,385	—	65,000	(6)	96,385	(9)	—	11,282	438,052

(1)	Mr. Cerminara was named to the Board of Directors on February 20, 2015. On September 23, 2015, Mr. Cerminara was appointed as Executive Chairman. Effective November 24, 2015, Mr. Cerminara was appointed as our Chief Executive Officer. He also continues to serve as our Executive Chairman. For 2018 and 2017, Mr. Cerminara did not receive any additional compensation as a director or as Executive Chairman.

(2)	Mr. Roberson was appointed as Executive Vice President and Chief Financial Officer effective November 16, 2018 and was not a Named Executive Officer in 2017.

(3)	Mr. Schulz was appointed as Senior Vice President, Treasurer and Chief Financial Officer effective March 29, 2017 and served in that capacity until his resignation effective November 16, 2018.

(4)	The amounts in these columns represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 12 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

(5)	Consists of the grant date fair value of the January 26, 2018 grant of 40,000 RSUs to each of Messrs. Cerminara, Schulz and Boegner, in accordance with the 2017 Omnibus Equity Compensation Plan. RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs for Messrs. Cerminara and Boegner vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment. As part of Mr. Schulz’s consulting agreement entered into in connection with his resignation, effective November 16, 2018, the Company agreed to amend Mr. Schulz’s award agreement to provide that one-third of his RSUs would vest on January 26, 2019, and two-thirds of his RSUs would vest on March 31, 2019, subject to Mr. Schulz remaining in the continuous service of the Company through the applicable vesting dates. The fair value of Mr. Schulz’s RSUs as of November 16, 2018, the date of the amendment, was $125,200.

(6)	Consists of the grant date fair value of the February 28, 2017 grant of 60,000 and 10,000 restricted shares of the Company’s common stock to Messrs. Cerminara and Boegner, respectively, in accordance with the 2010 Long-Term Incentive Plan. The shares vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(7)	Consists of the grant date fair value of the December 4, 2018 grant of 50,000 RSUs, in accordance with the 2017 Omnibus Equity Compensation Plan. RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment. The RSUs were granted as a signing bonus pursuant to the terms of Mr. Roberson’s Employment Agreement with the Company.

(8)	Consists of the grant date fair value of the January 26, 2018 grant of 50,000 stock options to each of Messrs. Cerminara, Schulz and Boegner, in accordance with the 2017 Omnibus Equity Compensation Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date. Mr. Schulz’s stock options were forfeited upon his resignation from the Company effective November 16, 2018.

(9)	Consists of the grant date fair value of the February 28, 2017 grant of 60,000 and 40,000 stock options to Messrs. Cerminara and Boegner, respectively, in accordance with the 2010 Long-Term Incentive Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date.

(10)	Consists of the grant date fair value of the December 4, 2018 grant of 40,000 stock options in accordance with the 2017 Omnibus Equity Compensation Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date. The options were granted as a signing bonus pursuant to the terms of Mr.Roberson’s Employment Agreement with the Company.

(11)	Consists of the grant date fair value of the April 7, 2017 grant of 40,000 stock options in accordance with the 2010 Long-Term Incentive Plan, which become exercisable in four equal annual installments beginning on the first anniversary of the grant date. The options were granted as a signing bonus pursuant to the terms of Mr. Schulz’s Employment Agreement with the Company. Upon his resignation from the Company effective November 16, 2018, Mr. Schulz immediately forfeited 30,000 unvested options and, following a period of 30 days from the effective date of his resignation, forfeited the right to exercise 10,000 options.

(12)	The Company provides its executives with certain employee benefits. These benefits include excess life and disability insurance and contributions made by the Company under the Ballantyne Retirement and Savings Plan. The amounts reported for each Named Executive Officer as All Other Compensation for 2018 are identified and quantified below:

	Mr. Cerminara	Mr. Roberson	Mr. Schulz	Mr. Boegner
Accrued Vacation Pay-out	$—	$—	$17,362	$—
Consulting fees(1)	—	—	40,025	—
Employer match on Retirement and Savings Plan	4,673	—	7,300	8,250
Excess life and disability insurance	1,018	85	933	943
Total All Other Compensation	$5,691	$85	$65,620	$9,193

(1)	In connection with his resignation effective November 16, 2018, the Company entered into a consulting agreement with Mr. Schulz. Pursuant to the consulting agreement, Mr. Schulz agreed to provide consulting services to the Company through March 31, 2019, at the rate of $26,683 per month, pro-rated for any partial month.

The following table sets forth information concerning outstanding equity awards for each of the Company’s Named Executive Officers as of the end of the last completed fiscal year.

Outstanding Equity Awards at 2018 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
D. Kyle Cerminara	36,000	24,000	(1)	4.33	11/22/2025	—		—
	12,000	48,000	(2)	6.50	2/28/2027	—		—
	—	50,000	(3)	4.70	1/26/2028	—		—
	—	—		—	—	40,000	(7)	46,000
	—	—		—	—	40,000	(8)	46,000

Mark D. Roberson	—	40,000	(4)	2.25	12/4/2028	50,000	(9)	57,500

Lance V. Schulz	—	—	(3) (5)	—	—	40,000	(10)	46,000

Ray F. Boegner	5,000	—	(6)	4.70	1/11/2022	—		—
	16,000	16,000	(1)	4.33	11/22/2025	—		—
	8,000	32,000	(2)	6.50	2/28/2027	—		—
	—	50,000	(3)	4.70	1/26/2028	—		—
	—	—		—	—	6,667	(11)	7,667
	—	—		—	—	40,000	(8)	46,000

* Based on the closing stock price of our common stock of $1.15 on December 31, 2018, the last trading day of the 2018 fiscal year.

(1)	The 60,000 and 40,000 stock options granted to Messrs. Cerminara and Boegner, respectively, on November 22, 2015 pursuant to the 2010 Long-Term Incentive Plan become exercisable in five equal annual installments beginning on November 22, 2016 and thereafter on November 22, of each year through 2020. On November 23, 2016, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock at an exercise price of $4.33 per share.

(2)	The 60,000 and 40,000 stock options granted to Messrs. Cerminara and Boegner, respectively, on February 28, 2017 pursuant to the 2010 Long-Term Incentive Plan become exercisable in five equal annual installments beginning on February 28, 2018 and thereafter on February 28 of each year through 2022.

(3)	The 50,000 stock options granted to each of Messrs. Cerminara and Boegner on January 26, 2018 become exercisable in five equal annual installments beginning on January 26, 2019 and thereafter on January 26 of each year through 2023. Mr. Schulz was also granted 50,000 stock options with the same vesting terms on January 26, 2018. Upon his resignation from the Company effective November 16, 2018, Mr. Schulz immediately forfeited all 50,000 unvested options.

(4)	The 40,000 stock options granted to Mr. Roberson on December 4, 2018 pursuant to the 2017 Omnibus Equity Compensation Plan become exercisable in five equal annual installments beginning on December 4, 2019 and thereafter on December 4 of each year through 2023.

(5)	The 40,000 stock options granted to Mr. Schulz on April 7, 2017 pursuant to the 2010 Long-Term Incentive Plan were scheduled to vest and become exercisable in four equal annual installments beginning on April 7, 2018 and thereafter on April 7 of each year through 2021. Upon his resignation from the Company effective November 16, 2018, Mr. Schulz immediately forfeited 30,000 unvested options and, following a period of 30 days from the effective date of his resignation, forfeited the right to exercise 10,000 options.

(6)	The 30,000 stock options granted to Mr. Boegner on January 11, 2012 pursuant to the 2010 Long-Term Incentive Plan became exercisable in four equal installments beginning on January 11, 2013 and thereafter on January 11 of each year through 2016. On both August 11, 2016 and August 30, 2016, Mr. Boegner exercised options from this grant to acquire 5,000 shares of the Company’s common stock. On June 8, 2017, Mr. Boegner exercised options from this grant to acquire 7,000 shares of the Company’s common stock. On August 14, 2017, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock.

(7)	Represents 40,000 shares of restricted stock. The restricted shares vest in equal annual installments on February 27, 2019 and February 27, 2020.

(8)	Represents 40,000 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on January 26, 2019, January 26, 2020 and January 26, 2021.

(9)	Represents 50,000 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on December 4, 2019, December 4, 2020 and December 4, 2021.

(10)	Represents 40,000 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. As part of Mr. Schulz’s consulting agreement entered into in connection with his resignation, the Company agreed to amend Mr. Schulz’s award agreement for the RSUs held by Mr. Schulz to provide that one-third of the RSUs would vest on January 26, 2019, and two-thirds of the RSUs would vest on March 31, 2019, subject to Mr. Schulz remaining in the continuous service of the Company through the applicable vesting dates.

(11)	Represents 6,667 shares of restricted stock. The shares vest in equal annual installments on February 27, 2019 and February 27, 2020.

Potential Payments Upon Termination or Change-in-Control

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

The employment agreement for Mr. Roberson does not provide for any specified severance benefits. However, Mr. Roberson, along with Mr. Cerminara, would have been entitled during the 2018 fiscal year to severance and other benefits, such as accrued vacation, pursuant to the Company’s then-existing severance policy available to all salaried employees. Mr. Schulz’s employment agreement did not provide for any specified severance benefits.

2017 Omnibus Equity Compensation Plan – Change in Control Provisions

Our 2017 Omnibus Equity Compensation Plan (the “2017 Plan”), which was approved by our stockholders on June 15, 2017, generally provides for “double-trigger” vesting of equity awards in connection with a change in control of the Company, as described below.

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

2010 Long-Term Incentive Plan – Change in Control Provisions

Our 2010 Long-Term Incentive Plan (the “2010 Plan”) provides that no acceleration of an award shall occur upon or after a “change in control” unless such acceleration is provided for in the applicable award agreement and determined by the Compensation Committee on a grant-by-grant basis or as may be provided in an after written agreement between the Company and the grantee. The award agreements for the stock options, restricted shares and restricted share units granted to Messrs. Cerminara, Schulz and Boegner under our 2010 Plan provide for accelerated vesting of all unvested options, restricted shares and restricted share units upon the occurrence of a “change in control” while the grantee is employed by the Company or a subsidiary of the Company as of the date of the change in control.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors in fiscal 2018, except for Mr. Cerminara who does not receive any separate compensation for his service as a director.

	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samuel C. Freitag(2)	31,829	—	—	—	—	—	31,829
William J. Gerber(2)	43,750	30,000	—	—	—	—	73,750
Jack H. Jacobs(2)	8,195	30,000	—	—	—	—	38,195
Lewis M. Johnson(2)	32,559	30,000	—	—	—	—	62,559
Charles T. Lanktree(2)	37,000	30,000	—	—	—	—	67,000
Robert J. Roschman	31,750	30,000	—	—	—	—	61,750
James C. Shay	22,908	—	—	—	—	—	22,908
Ndamukong Suh	31,750	30,000	—	—	—	—	61,750

(1)	Represents the annual retainer fee paid to each director and cash payments for attendance at Board meetings and Board committee meetings both in person and via teleconference. Messrs. Freitag and Shay resigned from the Board effective August 30, 2018 and July 6, 2018, respectively. Colonel Jacobs was appointed to the Board effective July 11, 2018. Each director who served for a partial year during 2018 received a pro rata portion of the annual cash retainer fee. Although not included in the above table, the directors are reimbursed for their out-of-pocket expenses of attending Board meetings.

(2)	Mr. Gerber earned $10,000 for acting as Chairman of the Audit Committee, Mr. Lanktree earned $5,000 for acting as Chairman of the Compensation Committee and Messrs. Freitag, Jacobs and Johnson each earned a pro rata portion of $5,000 for acting as Chairman of the Nominating and Corporate Governance Committee (Mr. Freitag served as Chairman until Mr. Johnson was appointed Chairman effective July 11, 2018, and Mr. Johnson served as Chairman from July 11, 2018 until Colonel Jacobs was appointed Chairman effective September 7, 2018).

(3)

On December 4, 2018, Messrs. Gerber, Jacobs, Johnson, Lanktree, Roschman and Suh were each granted 13,333 restricted stock units under the 2017 Omnibus Equity Compensation Plan. The restricted stock units vest on December 4, 2019, subject to the recipient’s continued service as a director of the Company through such date. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The amounts shown in this column include the fair value of the annual restricted stock award on the date of grant, which was $2.25 per share. For additional information relating to the assumptions made in valuing and expensing these awards for 2018, refer to Note 12 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

The aggregate number of unvested restricted stock awards outstanding as of December 31, 2018 for each of Messrs. Gerber, Jacobs, Johnson, Lanktree, Roschman and Suh was 13,333.

Our non-employee directors receive an annual cash retainer of $25,000, paid in quarterly installments, and the following cash payments for attending Board meetings and Board committee meetings: (i) $1,500 for each Board meeting attended in person; (ii) $500 for each Board meeting attended via teleconference; (iii) $500 for each Board committee meeting attended in person; and (iv) $250 for each Board committee meeting attended via teleconference. Each non-employee director also receives an annual grant of restricted stock units with a value of $30,000. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company and vests on the one-year anniversary of the grant date. In addition, the Chairman of the Board and the Chairman of the Audit Committee each receive an annual cash retainer of $10,000, paid in quarterly installments, and the Chairman of the Compensation Committee and the Chairman of the Nominating and Governance Committee each receive an annual cash retainer of $5,000, paid in quarterly installments. The non-employee directors also receive reimbursement of reasonable out-of-pocket expenses for attending Board meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Largest Owners of Ballantyne Shares

The following table shows each person or entity that Ballantyne knows to be the beneficial owner of more than five percent of the Company’s outstanding common stock as of March 15, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Fundamental Global Investors, LLC 4201 Congress Street, Suite 140 Charlotte, NC 28209	4,512,444	(3)	31.1%
Ariel Investments, LLC 200 E. Randolph Street, Suite 2900 Chicago, IL 60601	3,582,538	(4)	24.7%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	1,031,736	(5)	7.1%

(1)	This information is based on Schedules 13G and 13D, as amended, and a Form 4 filed with the SEC. Fundamental Global Investors, LLC filed an amended Schedule 13D on March 13, 2019 and an amended Form 4 on January 25, 2019; Ariel Investments, LLC (“Ariel”) filed an amended Schedule 13G on February 8, 2019; and Dimensional Fund Advisors LP (“Dimensional”) filed an amended Schedule 13G on February 8, 2019.

(2)	Based upon 14,492,090 shares outstanding on March 15, 2019.

(3)	Fundamental Global Investors, LLC has shared dispositive power over 4,512,444 shares, representing approximately 31.1% of the Company’s outstanding shares of common stock, and shared voting power over 3,205,209 shares. The number reported in the table includes the 1,307,235 shares held by CWA Asset Management Group, LLC, a wealth advisor and multi-family office of which Fundamental Global Investors, LLC owns 50%, for the accounts of individual investors. Additional affiliates of Fundamental Global Investors, LLC, including Messrs. Cerminara and Johnson, hold 606,528 shares (including 70,000 shares purchasable pursuant to stock options held by Mr. Cerminara exercisable within 60 days of March 15, 2019), thus increasing the total number of shares beneficially owned by Fundamental Global Investors, LLC to 5,118,972 shares, or 35.2% of the Company’s outstanding shares of common stock. Fundamental Global Investors, LLC, on behalf of the funds managed by it, has entered into a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act (the “10b5-1 Plan”), for the purchase of up to 1.5 million shares of common stock of the Company. The 10b5-1 Plan becomes effective on April 1, 2019 and will terminate on April 1, 2020 or such earlier date as set forth in the 10b5-1 Plan. Transactions under the 10b5-1 Plan, if any, will be reported to the SEC in accordance with applicable securities laws, rules and regulations.

(4)	Ariel reported that it has sole voting power over 3,488,638 shares and sole dispositive power over 3,582,538 shares. Ariel reported that its adviser clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, all securities reported as beneficially owned by Ariel.

(5)	Dimensional reported that it has sole voting power over 1,003,003 shares and sole dispositive power over 1,031,736 shares. Dimensional reported that the funds, group trusts and separate accounts it provides investment management or adviser services to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts which are reported as beneficially owned by Dimensional.

Share Ownership of Directors and Officers

The following chart sets forth, as of the close of business on March 15, 2019, certain information concerning beneficial ownership of common stock by each director of the Company, each of the named executive officers (as defined below), and all current directors and executive officers as a group. The address for each director and executive officer listed is: c/o Ballantyne Strong, Inc., 11422 Miracle Hills Drive, Suite 300, Omaha, NE 68154.

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock(2)
D. Kyle Cerminara, Chairman and CEO	4,810,036	(3)	33.0%
Mark D. Roberson, Executive Vice President and CFO	2,000	(4)	*
Ray F. Boegner, President of Cinema	188,352	(5)	1.3%
William J. Gerber, Director	17,241	(6)	*
Jack H. Jacobs, Director	—	(7)	*
Lewis M. Johnson, Director	4,531,534	(8)	31.3%
Charles T. Lanktree, Director	24,741	(9)	*
Robert J. Roschman, Director	31,629	(10)	*
Ndamukong Suh, Director	18,215	(11)	*
Lance V. Schulz, Former Senior Vice President, CFO and Treasurer	40,000	(12)	*
All current directors and executive officers as a group (9 persons)	5,111,304	(13)	35.0%

*	Less than 1% of common stock outstanding.

(1)	Each director and named executive officer listed above owns all outstanding shares directly and has sole voting and investment power over such shares unless otherwise specified below.

(2)

Based upon 14,492,090 shares of common stock outstanding as of March 15, 2019. Each named person is deemed to be the beneficial owner of shares of common stock that may be acquired within 60 days of March 15, 2019 upon the exercise of stock options, as well as shares of common stock issuable within 60 days of March 15, 2019 upon vesting of restricted stock units. Accordingly, the number of shares and percentage set forth next to the name of such person, and all current directors and executive officers as a group, includes shares of directly owned common stock (including shares of restricted common stock), shares of common stock issuable pursuant to stock options exercisable within 60 days of March 15, 2019 and shares of common stock issuable upon the vesting of restricted stock units within 60 days of March 15, 2019. However, the shares of common stock so issuable upon the exercise of stock options and/or vesting of restricted stock units held by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(3)	Includes 204,612 shares of common stock directly owned by Mr. Cerminara (including 26,667 restricted shares granted on February 28, 2017), 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children and 70,000 shares purchasable pursuant to stock options exercisable within 60 days of March 15, 2019. Also includes 4,512,444 shares of common stock beneficially owned by Fundamental Global Investors, LLC, the largest stockholder of the Company, and its affiliates (collectively, “Fundamental Global”). Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global. Mr. Cerminara disclaims beneficial ownership of the Fundamental Global shares except to the extent of his pecuniary interest therein. Does not include 26,667 shares potentially issuable to Mr. Cerminara pursuant to restricted stock units granted on January 26, 2018. Does not include 24,000 shares potentially issuable upon the exercise of stock options granted on November 22, 2015, 36,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017 and 40,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018.

24

(4)

Includes 2,000 shares of common stock held directly by Mr. Roberson. Does not include 50,000 shares potentially issuable to Mr. Roberson pursuant to restricted stock units granted on December 4, 2018. Does not include 40,000 shares potentially issuable upon the exercise of stock options granted on December 4, 2018.

(5)	Includes 141,352 shares of common stock directly owned by Mr. Boegner (including 3,334 restricted shares granted on February 28, 2017) and 47,000 shares purchasable pursuant to stock options exercisable within 60 days of March 15, 2019. Does not include 26,667 shares potentially issuable pursuant to restricted stock units granted on January 26, 2018. Does not include 16,000 shares potentially issuable upon the exercise of stock options granted on November 22, 2015, 24,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017 and 40,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018.

(6)	Includes 17,241 shares of common stock directly owned by Mr. Gerber. Does not include 13,333 shares of common stock potentially issuable upon the vesting of restricted stock units granted December 4, 2018.

(7)	Does not include 13,333 shares of common stock potentially issuable to Colonel Jacobs upon the vesting of restricted stock units granted December 4, 2018.

(8)	Includes 19,090 shares of common stock directly owned by Mr. Johnson, 8.500 of which are held by CWA in a customer account. Also includes 4,512,444 shares of common stock beneficially owned by Fundamental Global, the largest stockholder of the Company. Mr. Johnson, as President, Co-Founder and Partner of Fundamental Global Investors, LLC, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global. Does not include 13,333 shares of common stock potentially issuable upon the vesting of restricted stock units granted December 4, 2018.

(9)	Includes 17,241 shares of common stock directly owned by Mr. Lanktree and 7,500 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Does not include 13,333 shares of common stock potentially issuable upon the vesting of restricted stock units granted December 4, 2018.

(10)	Includes 31,629 shares of common stock directly owned by Mr. Roschman. Does not include 13,333 shares of common stock potentially issuable upon the vesting of restricted stock units granted December 4, 2018.

(11)

Includes 18,215 shares of common stock directly owned by Mr. Suh. Does not include 13,333 shares of common stock potentially issuable upon the vesting of restricted stock units granted December 4, 2018.

(12)	Mr. Schulz, a named executive officer, served as Senior Vice President, Chief Financial Officer and Treasurer of the Company from March 29, 2017 until November 16, 2018. Consists of 13,333 shares of common stock held by Mr. Schulz directly and 26,667 shares of common stock issuable upon the vesting of restricted stock units within 60 days of March 15, 2019.

(13)	Includes 451,380 shares owned directly by all current directors and executive officers as a group (including 30,001 restricted common shares), 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 7,500 shares held by the Donna B. Lanktree Family Trust, 117,000 shares purchasable pursuant to stock options exercisable within 60 days of March 15, 2019 and 4,512,444 shares held by Fundamental Global.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,144,498	(1)	$5.06	1,049,156	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,144,498		$5.06	1,049,156

(1)	Includes 427,000 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan; and 440,000 securities to be issued upon exercise of outstanding options and 277,498 securities to be issued upon vesting of restricted stock units under our 2017 Omnibus Equity Compensation Plan.
(2)	All shares available for future issuance are under the 2017 Omnibus Equity Compensation Plan.

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

The executive officers, employees and directors of the Company hold various positions with StrongVest and the Trust. Mr. Cerminara, Chief Executive Officer and Chairman of the Company, serves as President, Principal Executive Officer and Trustee of the Trust and Chief Executive Officer of StrongVest. Ryan R.K. Turner, an employee of the Company, serves as President of StrongVest. John Puglia, an employee of the Company, serves as Treasurer and Principal Financial Officer of the Trust and as Treasurer and Secretary of StrongVest (which positions were previously held by Mr. Schulz, former Chief Financial Officer of the Company), and Mr. Jeffrey L. Sutton, an employee of the Company, also serves as Chief Compliance Officer of StrongVest and as Chief Compliance Officer and Secretary of the Trust.

Pursuant to an investment advisory agreement between the Fund and StrongVest (the “Advisory Agreement”), the Fund pays StrongVest a unitary fee for the services it provides payable on a monthly basis at the annual rate of 0.75% of the Fund’s average daily net assets, which fee was $64,993 and $38,638 in fiscal 2018 and fiscal 2017, respectively. Out of the unitary management fee, StrongVest is obligated to pay or arrange for the payment of substantially all expenses of the Fund, including the cost of transfer agency, custody, fund administration, legal, audit and other services and the fees and expenses of independent trustees (“Fund Expenses”), except for interest expenses, distribution fees or expenses, brokerage expenses, taxes and extraordinary expenses such as litigation and other expenses not incurred in the ordinary course of the Fund’s business. StrongVest’s unitary management fee is designed to cause substantially all of the Fund’s expenses to be paid and to compensate StrongVest for providing services for the Fund. Pursuant to a sub-advisory agreement between StrongVest and CWA (the “Sub-Advisory Agreement”), StrongVest is obligated to pay CWA a fee for the services it provides payable on a monthly basis equal to 50% of the advisory fee that the Fund pays StrongVest (net of the Fund Expenses paid by StrongVest). Because Fund Expenses paid by StrongVest have exceeded 50% of the advisory fee that the Fund pays StrongVest, StrongVest has not yet paid any amounts to CWA pursuant to this arrangement.

Blueharbor Bank

On April 27, 2017, we entered into a debt agreement with blueharbor bank consisting of (1) a $2.0 million five-year term loan secured by a first lien deed of trust on our Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022, and (2) a line of credit of up to $1.0 million secured by a second lien deed of trust on our Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% (4.75% at December 31, 2017) and with a term ending May 10, 2018. On April 23, 2018, we entered into an agreement with blueharbor bank to extend the maturity date of the $1.0 million line of credit to May 10, 2019. Under the debt agreement, we were required to maintain a ratio of total liabilities to tangible net worth not in excess of 3 to 1 and maintain minimum liquidity of $2.0 million. At December 31, 2017, the balance of the term loan including current maturities was $2.0 million. We also had outstanding borrowings on our line of credit of $0.5 million and had the ability to borrow up to an additional $0.5 million. As of December 31, 2017, we were in compliance with our debt covenants. During the year ended December 31, 2017, the Company repaid approximately $32,000 of principal on the term loan and paid an aggregate of $66,000 of interest under the debt agreement.

On June 29, 2018, we closed a sale-leaseback transaction of our Alpharetta, GA facility pursuant to which we sold the facility to Metrolina Alpharetta, LLC (“Metrolina”), a third party, for a purchase price of $7.0 million, with the Company simultaneously leasing the facility back pursuant to a 10-year lease agreement at an annual base rent equal to $600,000 during the first year of the lease term, with the annual rent thereafter increasing annually by 2%. As part of the closing, we issued ten-year warrants to Metrolina to purchase up to 100,000 shares of our common stock pursuant to a warrant agreement. At the closing, approximately $2.94 million of the sale proceeds was used to repay all outstanding amounts owed under, and to terminate, the $2.0 million five-year term loan and the line of credit of up to $1.0 million with blueharbor bank secured by the Alpharetta facility. Prior to the closing of the sale-leaseback, we had repaid approximately $32,000 in principal on the term loan during 2018. We paid an aggregate of $$68,000 of interest under the debt agreement in 2018.

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

Fundamental Global Investors, LLC

On September 9, 2018, the Company entered into a letter agreement with Fundamental Global Investors, LLC, pursuant to which the Company sold 1,147,087 shares of common stock of BK Technologies, Inc. to funds managed by, and other affiliates of, Fundamental Global Investors, LLC, at a price of $3.95 per share, which represented the immediately preceding closing price on the NYSE American stock exchange. The gross proceeds to the Company were approximately $4,530,994. Mr. Cerminara, the Company’s Chairman and Chief Executive Officer, is the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, and Mr. Johnson, a director of the Company, is the President, Co-Founder and Partner of Fundamental Global Investors, LLC. The transaction was approved by the Audit Committee of the Company, comprised of only independent directors.

DIRECTOR INDEPENDENCE

The Board of Directors is composed of a majority of independent directors as defined by the listing requirements of the NYSE American. The Board of Directors has determined that Messrs. Gerber, Jacobs, Lanktree, Roschman and Suh are independent directors of the Company under the listing standards adopted by the NYSE American. The Board of Directors also determined that Messrs. Freitag and Shay, who served on the Board during 2018, were independent under the same listing standards. In making these independence determinations, the Board considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence. Our independent directors meet in an executive session at least once per year. All committee members are independent for the purpose of the committees on which they serve.

Item 14. Principal Accounting Fees and Services

BDO USA, LLP (“BDO”) has served as the Company’s independent registered public accounting firm since 2016. The following table sets forth the aggregate fees for professional service rendered by BDO for each of the last two fiscal years:

	2018	2017
Audit Fees(1)	$482,500	$482,800
Audit-Related Fees(2)	18,643	15,344
Tax Fees	—	—
All Other Fees	—	—
Total	$501,143	$498,144

(1)	Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q. In addition, includes fees for professional services rendered by BDO USA, LLP related to the review of the Company’s filing of equity method investment financial statements and issuance of the related consent in 2018, state regulatory filing requirements in 2017 and review of the Company’s registration statement on Form S-8 and the issuance of the related consent in 2017.

(2)	Includes fees for professional services rendered for the review of standalone financial statements for one of the Company’s subsidiaries.

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

Ballantyne Strong, Inc.

By:	/s/ MARK D. ROBERSON
Mark D. Roberson, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 29, 2019

