Form 10-Q
period 2019-03-31
BALLANTYNE STRONG, INC.
filed 2019-05-15
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 1-13906

BALLANTYNE STRONG, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

11422 Miracle Hills Drive, Suite 300 Omaha, Nebraska	68154
(Address of Principal Executive Offices)	(Zip Code)

(402) 453-4444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, $.01 par value	BTN	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2019
Common Stock, $.01 par value	14,518,756 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,989	$6,698
Restricted cash	350	350
Accounts receivable (net of allowance for doubtful accounts of $1,624 and $1,832, respectively)	12,394	13,841
Inventories, net	3,615	3,490
Recoverable income taxes	735	281
Other current assets	1,876	1,663
Total current assets	23,959	26,323
Property, plant and equipment (net of accumulated depreciation of $8,687 and $9,046, respectively)	10,298	14,483
Operating lease right-of-use assets	9,588	-
Finance lease right-of-use assets	839	692
Equity method investments	10,450	11,167
Intangible assets, net	1,748	1,795
Goodwill	894	875
Notes receivable	3,455	3,965
Other assets	326	337
Total assets	$61,557	$59,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,092	$4,724
Accrued expenses	2,709	2,782
Short-term debt	3,340	3,152
Current portion of long-term debt	923	1,094
Current portion of operating lease obligations	1,833	-
Current portion of finance lease obligations	181	160
Deferred revenue and customer deposits	2,323	2,310
Total current liabilities	15,401	14,222
Long-term debt, net of current portion and debt issuance costs	3,645	10,053
Operating lease obligations, net of current portion	8,042	-
Finance lease obligations, net of current portion	590	427
Deferred revenue and customer deposits, net of current portion	1,171	1,167
Deferred income taxes	2,577	2,516
Other accrued expenses, net of current portion	87	254
Total liabilities	31,513	28,639
Commitments and contingencies (Note 14)	-	-
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,313 and 17,237 shares at March 31, 2019 and December 31, 2018, respectively; outstanding 14,519 and 14,443 shares at March 31, 2019 and December 31, 2018, respectively	169	169
Additional paid-in capital	41,717	41,474
Accumulated other comprehensive income (loss):
Foreign currency translation	(5,051)	(5,308)
Postretirement benefit obligations	127	125
Unrealized loss on available-for-sale securities of equity method investment	(286)	(195)
Retained earnings	11,954	13,319
	48,630	49,584
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Total stockholders’ equity	30,044	30,998
Total liabilities and stockholders’ equity	$61,557	$59,637

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net product sales	$5,579	$8,639
Net service revenues	8,727	7,189
Total net revenues	14,306	15,828
Cost of products sold	3,523	5,812
Cost of services	8,138	7,166
Total cost of revenues	11,661	12,978
Gross profit	2,645	2,850
Selling and administrative expenses:
Selling	1,228	1,225
Administrative	3,929	4,709
Total selling and administrative expenses	5,157	5,934
Loss on disposal of assets	(64)	-
Loss from operations	(2,576)	(3,084)
Other income (expense):
Interest expense	(119)	(45)
Fair value adjustment to notes receivable	(510)	(42)
Foreign currency transaction (loss) gain	(143)	104
Other income (expense), net	36	(10)
Total other (expense) income	(736)	7
Loss before income taxes and equity method investment loss	(3,312)	(3,077)
Income tax expense	141	698
Equity method investment loss	(697)	(10)
Net loss	$(4,150)	$(3,785)
Basic loss per share	$(0.29)	$(0.26)
Diluted loss per share	$(0.29)	$(0.26)

Weighted-average shares used in computing net loss per share:
Basic	14,438	14,341
Diluted	14,438	14,341

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,150)	$(3,785)
Adjustment to postretirement benefit obligation	2	9
Unrealized loss on available-for-sale securities of equity method investments, net of tax	(91)	(52)
Currency translation adjustment:
Unrealized net change arising during period	257	(467)
Total other comprehensive income (loss)	168	(510)
Comprehensive loss	$(3,982)	$(4,295)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

The following summarizes the changes in stockholders’ equity for the three month period ended March 31, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	$169	$41,474	$13,319	$(18,586)	$(5,378)	$30,998
Net loss	-	-	(4,150)	-	-	(4,150)
Net other comprehensive income	-	-	-	-	168	168
Cumulative effect of adoption of ASC 842	-	-	2,785	-	-	2,785
Stock-based compensation expense	-	243	-	-	-	243
Balance at March 31, 2019	$169	$41,717	$11,954	$(18,586)	$(5,210)	$30,044

The following summarizes the changes in stockholders’ equity for the three month period ended March 31, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	$169	$40,565	$25,570	$(18,586)	$(3,596)	$44,122
Net loss	-	-	(3,785)	-	-	(3,785)
Net other comprehensive loss	-	-	-	-	(510)	(510)
Cumulative effect of adoption of ASC 606	-	-	76	-	-	76
Stock-based compensation expense	-	255	-	-	-	255
Balance at March 31, 2018	$169	$40,820	$21,861	$(18,586)	$(4,106)	$40,158

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,150)	$(3,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts, net of recoveries	(310)	103
Provision for obsolete inventory	53	44
Provision for warranty	67	79
Depreciation and amortization	795	524
Amortization and accretion of operating leases	579	-
Fair value adjustment to notes receivable	510	42
Equity method investment loss	697	10
Recognition of contract acquisition costs	-	57
Loss on disposal of assets	64	-
Deferred income taxes	50	87
Stock-based compensation expense	243	255
Changes in operating assets and liabilities:
Accounts receivable	1,819	(178)
Inventories	(145)	537
Other current assets	2	5
Accounts payable	(592)	256
Accrued expenses	(13)	429
Operating lease obligations	(590)	-
Deferred revenue and customer deposits	11	704
Current income taxes	(444)	36
Other assets	(71)	(796)
Net cash used in operating activities	(1,425)	(1,591)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	86	-
Dividends received from investee in excess of cumulative earnings	-	23
Capital expenditures	(257)	(356)
Net cash used in investing activities	(171)	(333)

(Continued on following page)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	237	-
Principal payments on short-term debt	(79)	-
Principal payments on long-term debt	(245)	(16)
Payments on capital lease obligations	(49)	(53)
Net cash used in financing activities	(136)	(69)
Effect of exchange rate changes on cash and cash equivalents	23	471
Net decrease in cash and cash equivalents and restricted cash	(1,709)	(1,522)
Cash and cash equivalents and restricted cash at beginning of period	7,048	4,870
Cash and cash equivalents and restricted cash at end of period	$5,339	$3,348
Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,989	$3,348
Restricted cash	350	-
Total cash and cash equivalents and restricted cash	$5,339	$3,348
Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$198	$-
Capital lease obligations for property and equipment	$232	$-
Short-term borrowings to finance insurance	$202	$-

See accompanying notes to unaudited condensed consolidated financial statements.

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment income (loss)” in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in “equity method investments” in the condensed consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the equity investments during the three month period ended March 31, 2019 and determined that the Company’s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. Note 6 contains additional information on our equity method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of March 31, 2019 and December 31, 2018.

Fair values measured on a recurring basis at March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,989	$-	$-	$4,989
Restricted cash	350	-	-	350
Notes receivable	-	-	3,455	3,455
Total	$5,339	$-	$3,455	$8,794

Fair values measured on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,698	$-	$-	$6,698
Restricted cash	350	-		350
Notes receivable	-	-	3,965	3,965
Total	$7,048	$-	$3,965	$11,013

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	Three Months Ended March 31,
	2019	2018
Notes receivable balance, beginning of period	$3,965	$2,815
Fair value adjustment	(510)	(42)
Notes receivable balance, end of period	$3,455	$2,773

Quantitative information about the Company’s level 3 fair value measurements at March 31, 2019 is set forth below (in thousands):

	Fair value at March 31, 2019	Valuation technique	Unobservable input	Value
Notes receivable	$3,455	Discounted cash flow	Default percentage	39%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%. The notes receivable are recorded at estimated fair value. In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable on a quarterly basis. The Company recorded decreases to the fair value of the notes receivable of approximately $0.5 million and $42 thousand, respectively, recorded in other expense in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2019 and 2018, respectively.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The Company’s short-term and long-term debt is recorded at historical cost. As of March 31, 2019, the Company’s long-term debt, including current maturities, had a carrying value of $4.6 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at March 31, 2019 was $4.1 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). The Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three months ended March 31, 2019 or 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” which was further clarified by ASU 2018-11, “Leases – Targeted Improvements,” issued in July 2018. ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018 and initially required a modified retrospective transition method under which entities would initially apply Topic 842 at the beginning of the earliest period presented in the financial statements. ASU 2018-11 added an additional optional transition method allowing entities to apply Topic 842 as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842 using the optional transition method from ASU 2018-11 as of January 1, 2019. Upon adoption, the Company recorded a balance sheet gross-up of approximately $4.7 million to record operating lease liabilities and related right-of-use assets. In addition, the sale-leaseback of the Company’s Alpharetta, Georgia office facility in June 2018, which did not qualify for sale-leaseback accounting under the previous lease accounting standard, qualified for sale-leaseback accounting under Topic 842, as Topic 842 eliminated the concept of continuing involvement by the seller-lessee precluding sale-leaseback accounting. Upon adoption, the Company recorded a cumulative effect adjustment increasing retained earnings by approximately $2.8 million, which represents the gain on the sale of the facility. The Company also derecognized approximately $4.0 million of net land and building assets and approximately $6.8 million of debt associated with the previous accounting as a failed sale-leaseback, and recorded approximately $5.0 million of operating lease right-of-use assets and liabilities for the leaseback under Topic 842. See Note 11 for more information about the Company’s leases.

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective for all filings made on and after November 5, 2018. Given the effective date and proximity to most filers’ quarterly reports, the SEC did not object to filers deferring the presentation of changes in stockholders’ equity in their quarterly reports on Forms 10-Q until the quarter beginning after November 5, 2018. The Company elected to provide the required disclosure in a separate statement of stockholders’ equity beginning with this Form 10-Q.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates Step 2 of the goodwill impairment testing which requires the fair value of individual assets and liabilities of a reporting unit to be determined when measuring goodwill impairment. The new guidance may result in different amounts of impairment that could be recognized compared to existing guidance. In addition, failing step 1 of the impairment test may not result in impairment under existing guidance. However, under the revised guidance, failing step 1 will always result in a goodwill impairment. ASU 2017-04 is to be applied prospectively for goodwill impairment testing performed in years beginning after December 15, 2019 with early adoption permitted. The Company adopted ASU 2017-04 in the first quarter of 2019. Adoption of ASU 2017-04 did not significantly impact the Company’s results of operations or financial position.

Recently Issued Accounting Pronouncements

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

3. Revenue

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

Deferred contract acquisition costs are included in other assets. The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2019 or December 31, 2018.

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2019 (in thousands):

	Strong Cinema	Convergent	Strong Outdoor	Other	Eliminations	Total
Screen system sales	$2,819	$-	$-	$-	$-	$2,819
Digital equipment sales	1,484	628	-	-	(3)	2,109
Field maintenance and monitoring services	2,218	2,773	-	-	(252)	4,739
Installation services	670	2,118	-	-	-	2,788
Extended warranty sales	234	-	-	-	-	234
Advertising	-	-	1,080	-	-	1,080
Other	428	19	13	123	(46)	537
Total	$7,853	$5,538	$1,093	$123	$(301)	$14,306

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2018 (in thousands):

	Strong Cinema	Convergent	Strong Outdoor	Other	Eliminations	Total
Screen system sales	$4,018	$-	$-	$-	$-	$4,018
Digital equipment sales	3,158	832	-	-	(216)	3,774
Field maintenance and monitoring services	2,944	2,376	-	-	(139)	5,181
Installation services	328	1,360	-	-	-	1,688
Extended warranty sales	342	-	-	-	-	342
Advertising	-	-	62	-	-	62
Other	660	39	-	64	-	763
Total	$11,450	$4,607	$62	$64	$(355)	$15,828

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

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to Strong Cinema and Convergent customers. In the Strong Cinema segment, these contracts are generally 12 months in length, while the term for service contracts in the Convergent segment can be for multiple years. Revenue related to service contracts is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract.

The Company also performs time and materials-based maintenance and repair work for customers in the Strong Cinema and Convergent segments. Revenue related to time and materials-based maintenance and repair work is recognized at a point in time when the performance obligation has been fully satisfied.

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

Timing of Revenue Recognition

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2019 (in thousands):

	Strong Cinema	Convergent	Strong Outdoor	Other	Eliminations	Total
Point in time	$6,297	$2,995	$13	$-	$(255)	$9,050
Over time	1,556	2,543	1,080	123	(46)	5,256
Total	$7,853	$5,538	$1,093	$123	$(301)	$14,306

The following table disaggregates the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2018 (in thousands):

	Strong Cinema	Convergent	Strong Outdoor	Other	Eliminations	Total
Point in time	$9,599	$2,467	$-	$-	$(355)	$11,711
Over time	1,851	2,140	62	64	-	4,117
Total	$11,450	$4,607	$62	$64	$(355)	$15,828

At March 31, 2019, the unearned revenue amount associated with maintenance and monitoring services, extended warranty sales and advertising services in which the Company is the primary obligor was $0.8 million. The Company expects to recognize $0.7 million of unearned revenue amounts throughout the rest of 2019 and immaterial amounts each year from 2020 through 2023.

4. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses in both periods presented, there were no differences between average shares used to compute basic and diluted loss per share for either of the three month periods ended March 31, 2019 and 2018. The following table summarizes the weighted average shares used to compute basic and diluted loss per share:

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,438	14,341
Dilutive effect of stock options and certain non-vested restricted stock awards	-	-
Diluted weighted average shares outstanding	14,438	14,341

Options to purchase 833,500 and 490,000 shares of common stock were outstanding as of March 31, 2019 and 2018, respectively, but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 20,994 and 129,525 common stock equivalents related to options and restricted stock awards were excluded for the three months ended March 31, 2019 and 2018, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials and components	$1,372	$1,422
Work in process	187	-
Finished goods	2,056	2,068
	$3,615	$3,490

The inventory balances are net of reserves of approximately $1.6 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively.

6. Equity Method Investments

The following summarizes our equity method investments (dollars in thousands):

	March 31, 2019		December 31, 2018
Entity	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
1347 Property Insurance Holdings, Inc.	$7,791	17.3%	$7,738	17.3%
Itasca Capital, Ltd.	2,659	32.3%	3,429	32.3%
Total	$10,450		$11,167

The following summarizes the income (loss) of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Entity	2019	2018
1347 Property Insurance Holdings, Inc.	$144	$241
Itasca Capital, Ltd.	(841)	103
BK Technologies Corporation	-	(354)
Total	$(697)	$(10)

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer is chairman of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three month periods ended March 31, 2019 or 2018. On February 25, 2019, PIH announced a definitive agreement pursuant to which FedNat Holding Company will acquire substantially all of PIH’s homeowners’ insurance operations. PIH intends to maintain its Nasdaq listing and utilize the proceeds from the transaction to launch a new growth strategy focused on reinsurance, investment management and new investment opportunities. PIH intends to provide additional details on the rollout of this strategy prior to the expected closing of the transaction in the second quarter of 2019. Based on quoted market prices, the market value of the Company’s ownership in PIH was $5.5 million at March 31, 2019.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is chairman of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three month periods ended March 31, 2019 or 2018. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $1.8 million at March 31, 2019.

BK Technologies Corporation (“BKTI”) is a publicly traded holding company that, through its wholly-owned operating subsidiary BK Technologies, Inc., designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. BK Technologies Corporation became the parent company of BK Technologies, Inc. following the completion of a holding company reorganization on March 28, 2019. On September 9, 2018, the Company entered into an agreement with Fundamental Global Investors, LLC (“FGI”), a related party, where the Company sold its shares of common stock of BKTI to FGI. Due to the Company’s significant influence, but not controlling interest, in BKTI, the Company’s investment in BKTI was accounted for using the equity method. Prior to the sale of the BKTI common stock, the Company received dividends of $23 thousand during the three month periods ended March 31, 2018.

As of March 31, 2019, the Company’s retained earnings included accumulated deficit from its equity method investees of $0.4 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the three months ended December 31, 2018 and 2017, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag.

	2018	2017
For the three months ended December 31,
Revenue	$15,979	$20,576
Operating income (loss)	$246	$(2,034)
Net loss	$(1,791)	$(2,557)

7. Intangible Assets

Intangible assets consisted of the following at March 31, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$159	$-	$159
Intangible assets subject to amortization:
Software in service	5	2,226	(711)	1,515
Product formulation	10	457	(383)	$74
Total		$2,842	$(1,094)	$1,748

Intangible assets consisted of the following at December 31, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$119	$-	$119
Intangible assets subject to amortization:
Software in service	5	2,188	(595)	1,593
Product formulation	10	447	(364)	83
Total		$2,754	$(959)	$1,795

Amortization expense relating to intangible assets was $0.2 million for each of the three months ended March 31, 2019 and 2018.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Remainder 2019	$373
2020	489
2021	450
2022	224
2023	53
Thereafter	-
Total	$1,589

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2019 (in thousands):

Balance as of December 31, 2018	$875
Foreign currency translation	19
Balance as of March 31, 2019	$894

9. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Warranty accrual at beginning of period	$350	$521
Charged to expense	67	84
Claims paid, net of recoveries	(33)	(30)
Foreign currency adjustment	6	(11)
Warranty accrual at end of period	$390	$564

10. Debt

The Company’s debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Short-term debt:
Strong/MDI installment loan	$3,162	$3,152
Insurance note payable	178	-
Current portion of long-term debt	923	1,094
Total short-term debt	4,263	4,246
Long-term debt:
Sale-leaseback financing	-	6,769
Equipment term loans	4,587	4,398
Total principal balance of long-term debt	4,587	11,167
Less: current portion	(923)	(1,094)
Less: unamortized debt issuance costs	(19)	(20)
Total long-term debt	3,645	10,053
Total short-term and long-term debt	$7,908	$14,299

Equipment Term Loans

On May 22, 2018, the Company’s subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment, and the obligations under the agreement are recorded as long-term debt on the Company’s condensed consolidated balance sheet. In December 2018, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment. This round of financing totaled approximately $0.6 million. Installment payments under each contract are due monthly for a period of 60 months. The financing under the agreements is secured by the equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $4.6 million of outstanding borrowings under equipment term loan agreements at March 31, 2019, which bear interest at a weighted-average fixed rate of 7.4%.

Strong/MDI Installment Loan

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and will bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans will bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$4.2 million of principal outstanding on the 20-year installment loan as of March 31, 2019, which bears variable interest at 4.45%. Strong/MDI was in compliance with its debt covenants as of March 31, 2019.

Sale-leaseback Financing

On June 29, 2018 the Company and Convergent completed a sale-leaseback of Convergent’s Alpharetta, Georgia office facility. The transaction did not qualify for sale-leaseback accounting under the previous lease accounting standard and was accounted for as a financing liability. Upon adoption of ASC 842 during the first quarter of 2019, the Company derecognized approximately $6.8 million of debt associated with the previous accounting as a failed sale-leaseback. See Note 2 for additional details.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of March 31, 2019 (in thousands):

Remainder of 2019	$683
2020	969
2021	1,041
2022	1,120
2023	762
Thereafter	12
Total	$4,587

11. Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2028. The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain of the leases contain extension options; however, the Company has not included such options as part of its right-of-use assets and lease liabilities because it does not expect to extend the leases. The Company measures and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, the Company measures the right-of-use assets and lease liabilities using a discount rate equal to the Company’s estimated incremental borrowing rate for loans with similar collateral and duration.

The Company elected to not apply the recognition requirements of Topic 842 to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company elected, as a lessee, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

The following tables present the Company’s lease costs and other lease information as of and for the three months ended March 31, 2019 (dollars in thousands):

Lease cost
Finance lease cost:
Amortization of right-of-use assets	$49
Interest on lease liabilities	19
Operating lease cost	687
Short-term lease cost	6
Sublease income	(86)
Net lease cost	$675

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$19
Operating cash flows from operating leases	$590
Financing cash flows from finance leases	$49
Right-of-use assets obtained in exchange for new finance lease liabilities	$232
Right-of-use assets obtained in exchange for new operating lease liabilities	$644
Weighted-average remaining lease term - finance leases (years)	4.3
Weighted-average remaining lease term - operating leases (years)	6.2
Weighted-average discount rate - finance leases	12.4%
Weighted-average discount rate - operating leases	7.8%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of March 31, 2019 (in thousands):

	Finance Leases	Operating Leases
Remainder 2019	$216	$1,912
2020	202	2,385
2021	202	2,287
2022	202	1,787
2023	187	656
Thereafter	6	3,117
Total lease payments	1,015	12,144
Less: Amount representing interest	(244)	(2,269)
Present value of lease payments	771	9,875
Less: Current maturities	(181)	(1,833)
Lease obligations, net of current portion	$590	$8,042

The Company subleases certain office and warehouse space to third parties. Sublease income is included in net service revenues in the condensed consolidated statements of operations. The following table presents a maturity analysis of the Company’s long-term subleases (in thousands):

Remainder 2019	$161
2020	163
2021	137
2022	23
2023	-
Thereafter	-
Total sublease payments	$484

The Company leases certain equipment to customers as a component of its Digital Signage as a Service (“DSaaS”) offering. Under DSaaS, the Company provides support, maintenance and content management services in addition to the use of a media player to the customer. The Company elected, as a lessor, for all classes of underlying assets, to not separate nonlease components from lease components and, instead, to account for each separate lease component and the nonlease components associated with that lease component as a single component if the nonlease components otherwise would be accounted for under Accounting Standards Codification Topic 606 on revenue from contracts with customers, and both of the following conditions are met: 1) the timing and pattern of transfer for the lease component and nonlease components associated with that lease component are the same and 2) the lease component, if accounted for separately, would be classified as an operating lease in accordance with Topic 842. The combined component is accounted for as a single performance obligation under Topic 606 if the nonlease component or components are the predominant component(s) of the combined component. Otherwise, if the lease component is the predominant component, the combined component is accounted for as an operating lease under ASC 842. In the case of the Company’s DSaaS contracts, the nonlease components are predominant; therefore, revenue from DSaaS contracts is accounted for under Topic 606 and is included in net service revenues in the condensed consolidated statements of operations.

12. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2019 and December 31, 2018.

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2015 through 2017. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million and $0.3 million for the three month periods ended March 31, 2019 and 2018, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares authorized for issuance under the 2017 Plan is 1,371,189 shares, with 1,082,656 shares remaining available for grant at March 31, 2019.

Options

The Company did not grant options during the three month period ended March 31, 2019 and granted a total of 387,500 options during the three month period ended March 31, 2018. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2018 was $1.82. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

2018
Expected dividend yield at date of grant	0.00%
Risk-free interest rate	2.49%
Expected stock price volatility	35.65%
Expected life of options (in years)	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	867,000	$5.06	8.3	$-
Granted	-	-
Exercised	-	-
Forfeited	(27,500)	5.19
Expired	(6,000)	5.03
Outstanding at March 31, 2019	833,500	$5.06	8.0	$-
Exercisable at March 31, 2019	287,500	$5.12	7.5	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of March 31, 2019, 546,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.0 million, which is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. As of March 31, 2019, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.7 million, which is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes restricted stock share activity for the three months ended March 31, 2019:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	46,667	$6.50
Granted	-	-
Shares vested	(23,333)	6.50
Shares forfeited	-	-
Non-vested at March 31, 2019	23,334	$6.50

The following table summarizes restricted stock unit activity for the three months ended March 31, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	277,498	$3.33
Granted	-	-
Shares vested	(75,833)	3.87
Shares forfeited	-	-
Non-vested at March 31, 2019	201,665	$3.12

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 52% of total consolidated net revenues for the three months ended March 31, 2019. Trade accounts receivable from these customers represented approximately 42% of net consolidated receivables at March 31, 2019. The Company had one customer account for more than 10% of its net revenues during the three months ended March 31, 2019. In addition, the Company had one customer account for more than 10% of net consolidated receivables at March 31, 2019. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Insurance Recoveries

During February 2019, one portion of Strong/MDI’s Quebec, Canada facility sustained damage as a result of inclement weather. In connection with the damage to the facility, during the three months ended March 31, 2019, the Company incurred costs of (i) $0.1 million to write off the net book value of property and equipment and inventories and (ii) $0.3 million of salaries, debris removal, temporary facilities and other incremental operating expenses. The Company has property and casualty and business interruption insurance and has been working with its insurance carrier with regard to the insurance claims for reimbursement of incurred costs of the affected portion of the facility and compensation for the Company’s business interruption losses.

The insurance company has informed the Company that is has established preliminary loss reserves for both property and casualty claims and business interruption claims totaling in excess of CDN$5.0 million. Those claims reserves are estimates based on preliminary information and are subject to change as the insurance carrier completes its analyses and continues their claims review process over the next several months. The ultimate amount of insurance proceeds to be received by the Company could be significantly different than the insurance company’s reserve estimates. During the quarter ended March, 31, 2019, the insurance carrier advanced $0.2 million of insurance proceeds to the Company. The insurance carrier has also informed the Company that a second advance payment of CDN$1.5 million is in process, which the Company expects to receive in the second quarter of 2019.

For the three months ended March 31, 2019, the Company recorded total insurance recoveries of its incurred costs totaling $0.4 million, of which $0.2 million had been received prior to March 31, 2019 and $0.2 million which was included in Accounts Receivable on our condensed consolidated balance sheet. Those recoveries offset the operating costs detailed above, and effectively offset the incremental costs incurred by the Company in the first quarter. Recovery of lost revenue and profit under the business interruption coverage will be reflected in future periods as contingencies are resolved and the amounts are confirmed and received from the insurer.

15. Business Segment Information

The Company conducts its operations through three primary business segments: Strong Cinema, Convergent and Strong Outdoor. Strong Cinema is one of the largest manufacturers of premium projection screens and also manufactures customized screen support systems, distributes other products and provides technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to corporate customers. The Company’s operating segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. During the fourth quarter 2018, the Company separated its former Digital Media segment into separate Convergent and Strong Outdoor segments. All prior periods have been recast in our segment reporting to reflect the current segment organization.

Summary by Business Segments

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net revenues
Strong Cinema	$7,853	$11,450
Convergent	5,538	4,607
Strong Outdoor	1,093	62
Other	123	64
Total segment net revenues	14,607	16,183
Eliminations	(301)	(355)
Total net revenues	14,306	15,828

Gross profit (loss)
Strong Cinema	2,415	3,385
Convergent	1,569	666
Strong Outdoor	(1,416)	(1,265)
Other	123	64
Total segment gross profit	2,691	2,850
Eliminations	(46)	-
Total gross profit	2,645	2,850

Operating income (loss)
Strong Cinema	1,159	2,325
Convergent	752	(1,025)
Strong Outdoor	(2,012)	(1,497)
Other	(237)	(87)
Total segment operating loss	(338)	(284)
Unallocated administrative expenses	(2,238)	(2,800)
Loss from operations	(2,576)	(3,084)
Other (expense) income, net	(736)	7
Loss before income taxes and equity method investment loss	$(3,312)	$(3,077)

(In thousands)	March 31, 2019	December 31, 2018
Identifiable assets
Strong Cinema	$24,764	$27,009
Convergent	14,290	14,024
Strong Outdoor	6,516	3,454
Corporate assets	15,987	15,150
Total	$61,557	$59,637

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2019	2018
Net revenue
United States	$12,864	$12,830
Canada	798	1,400
China	212	541
Mexico	3	556
Latin America	29	270
Europe	280	158
Asia (excluding China)	58	73
Other	62	-
Total	$14,306	$15,828

(In thousands)	March 31, 2019	December 31, 2018
Identifiable assets
United States	$46,038	$42,780
Canada	15,519	16,857
Total	$61,557	$59,637

Net revenues by business segment are to unaffiliated customers. Net revenues by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the following risks and uncertainties: the Company’s ability to expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to maintain its brand and reputation and retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries, risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms or at all, the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

We conduct our operations through three primary business segments: Strong Cinema, Convergent and Strong Outdoor. Our Strong Cinema business is one of the largest manufacturers of premium projection screens. We also manufacture customized screen support systems, distribute other products and provide technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to corporate customers. Strong Outdoor started operations in the second half of 2018 and began selling advertising on its approximately 3,500 taxi cab signs in New York City, with plans to ramp operations, enter other markets and begin its experiential marketing operations in 2019.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 53% of our revenues for the three months ended March 31, 2019 were from Strong Cinema, approximately 39% were from Convergent and approximately 8% were from Strong Outdoor. During the fourth quarter 2018, we separated our former Digital Media segment into separate Convergent and Strong Outdoor segments. All prior periods have been recast in our segment reporting to reflect the current segment organization. Additional information related to our reporting segments can be found in Note 15 in the notes to the condensed consolidated financial statements.

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our condensed consolidated statements of operations.

	Three Months Ended March 31,
	2019	2018
Net revenues	100.0%	100.0%
Cost of revenues	81.5	82.0
Gross profit	18.5	18.0
Selling and administrative expenses	36.0	37.5
Loss from operations	(18.0)	(19.5)
Net loss	(29.0)	(23.9)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

Net revenues during the quarter ended March 31, 2019 decreased 9.6% to $14.3 million from $15.8 million during the quarter ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$7,853	$11,450	$(3,597)	(31.4)%
Convergent	5,538	4,607	931	20.2%
Strong Outdoor	1,093	62	1,031	1662.9%
Other	123	64	59	92.2%
Total segment net revenues	14,607	16,183	(1,576)	(9.7)%
Eliminations	(301)	(355)	54	(15.2)%
Total net revenues	$14,306	$15,828	$(1,522)	(9.6)%

Strong Cinema

Sales of Cinema products and services decreased 31.4% to $7.9 million in the first quarter of 2019 from $11.4 million in the first quarter of 2018. The decrease was primarily the result of a weather-related incident affecting our production facility in Quebec and a decrease in non-recurring audio and projection system sales. As a result of excessive snow pack on the roof, a portion of the Quebec facility suffered damage that caused the facility to temporarily halt operations for several weeks in the first quarter of 2019. The facility resumed operations in March and is producing and shipping product to its customers, although we will continue to experience inefficiencies while the affected portion of the building is being repaired. We have filed claims with our insurance carriers to recover lost revenues and profits as a result of the incident. Recoveries from business interruption will be recognized in future periods as those claims are processed and amounts are finalized and received. In addition, revenues from field service and equipment sales decreased due to large non-recurring projects in the first quarter of 2018 that did not repeat in 2019, as well as a reduction in non-recurring time and materials based services.

Convergent

Sales of Convergent products and services increased 20.2% to $5.5 million in the first quarter of 2019 from $4.6 million in the first quarter of 2018. The increase was driven primarily by the increased recurring revenue and installation revenue from the rollout of the DSaaS program to large enterprise customers. Revenue from the installation of other products also increased from the prior year due the timing of customer installation projects and the increase in new business.

Strong Outdoor

Strong Outdoor was a start-up business in 2018 and began generating meaningful advertising revenue after the first quarter of 2018. For the three months ended March 31, 2019, revenues from advertising services was $1.1 million.

Gross Profit

Gross profit during the quarter ended March 31, 2019 was $2.6 million compared to $2.9 million during the quarter ended March 31, 2018. As a percentage of revenue, gross profit improved to 18.5% for the quarter ended March 31, 2019 compared to 18.0% for the first quarter of 2018.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$2,415	$3,385	$(970)	(28.7)%
Convergent	1,569	666	903	135.6%
Strong Outdoor	(1,416)	(1,265)	(151)	11.9%
Other	123	64	59	92.2%
Total segment gross profit	2,691	2,850	(159)	(5.6)%
Eliminations	(46)	-	(46)	N/A
Total gross profit	$2,645	$2,850	$(205)	(7.2)%

Strong Cinema

Gross profit in the Cinema segment was $2.4 million or 30.8% of revenues in the first quarter of 2019 compared to $3.4 million or 29.6% of revenues in the first quarter of 2018. The decrease in gross profit dollars is primarily due to the short term disruption in our manufacturing operations and related revenues as discussed above. As a percentage of revenue, gross profit improved, primarily as a result of changes in product mix.

Convergent

Gross profit in the Convergent segment was $1.6 million or 28.3% of revenues in the first quarter of 2019 compared to $0.7 million or 14.4% of revenues in the first quarter of 2018. The increase in gross profit was driven primarily by the increase in higher margin DSaaS revenue combined with positive impact of the cost reduction initiatives implemented in mid-2018.

Strong Outdoor

Strong Outdoor generated a gross loss of $1.4 million in the first quarter of 2019 compared to $1.3 million in the first quarter of 2018. The increase in revenue during the first quarter of 2019 was offset by increased fixed costs associated with our new advertising operations. In addition to lease expense for the digital signs, we incur fixed fees payable to our taxicab counterparties for advertising access and maintenance. We expect gross losses in the taxicab advertising business will continue for the next several quarters.

Operating Income (Loss)

We generated an operating loss of $2.6 million in the first quarter of 2019 compared to operating loss of $3.1 million in the first quarter of 2018.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$1,159	$2,325	$(1,166)	(50.2)%
Convergent	752	(1,025)	1,777	(173.4)%
Strong Outdoor	(2,012)	(1,497)	(515)	34.4%
Other	(237)	(87)	(150)	172.4%
Total segment operating loss	(338)	(284)	(54)	19.0%
Unallocated administrative expenses	(2,238)	(2,800)	562	(20.1)%
Total operating loss	$(2,576)	$(3,084)	$508	(16.5)%

Strong Cinema generated operating income of $1.2 million in the first quarter of 2019 compared to $2.3 million in the first quarter of 2018. The decrease in operating income was primarily due to the short term disruption in our manufacturing operations and related revenues as discussed above.

Convergent generated operating income of $0.8 million in the first quarter of 2019 compared to an operating loss of $1.0 million in the first quarter of 2018. We restructured Convergent’s operations in mid-2018 to reduce operating costs, eliminate low/negative margin products, and to invest in growing our higher margin recurring revenue business lines. In addition, operating income was favorably impacted by approximately $0.5 million by the settlement and collection of a customer account that had previously been fully reserved as uncollectible.

Strong Outdoor generated an operating loss of $2.0 million in the first quarter of 2019 compared to an operating loss of $1.5 million in the first quarter of 2018. The increase in operating loss was driven primarily by our investment in sales resources to grow the top line revenue in future periods. We expect Strong Outdoor to continue to generate operating losses in 2019 as monthly expenses are expected to exceed revenues; however, we expect operating losses to begin to improve over the course of 2019 as we anticipate an increase in advertising sales.

Unallocated administrative expenses decreased to $2.2 million in the first quarter of 2019 compared to $2.8 million in the first quarter of 2018. The decrease was driven primarily by professional fees and employee compensation.

Other Financial Items

For the first quarter of 2019, total other loss of $0.7 million primarily consisted of a $0.5 million fair value adjustment to notes receivable, $0.1 million of foreign currency translation adjustments and $0.1 million of interest expense. For the first quarter of 2018, $0.1 million of foreign currency translation adjustments was offset by interest expense of $0.1 million. The estimated fair market value of the notes receivable is inherently volatile by its nature and subject to upward and downward revisions each quarter as more information becomes available to estimate the ultimate cash proceeds to be received by the Company in the future.

The first quarter of 2019 includes equity method investment loss of $0.7 million, primarily consisting of losses from Itasca of $0.8 million, partially offset by income from PIH of $0.1 million. The losses from Itasca are a result of the temporary loss in market value of its investment in Limbach Holdings, which we expect to reverse in future quarters.

As a result of the items outlined above, we generated a net loss of approximately $4.2 million and basic and diluted loss per share from continuing operations of $0.29 in the first quarter of 2019, compared to a net loss of $3.8 million and basic and diluted loss per share from continuing operations of $0.26 in the first quarter of 2018.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. Convergent’s financial performance has improved significantly as a result of those actions and is now generating positive operating income and cash from operations. The startup of Strong Outdoor negatively impacted our cash flow as we invest in building that business. Cash flow from Strong Cinema was historically used to fund operating expenses and startup costs in our other lines of business during 2018.

As of March 31, 2019, we had cash and cash equivalents and restricted cash of $5.3 million compared to $7.0 million at December 31, 2018. Of the $5.3 million, $1.7 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.4 million in the first three months of 2019. The operating loss generated by Strong Outdoor and cash outflows for selling and administrative expenses were partially offset by the operating income and cash flows generated by Strong Cinema and Convergent and improvements in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.2 million in the first three months of 2019, consisting of $0.3 million of capital expenditures, partially offset by $0.1 million of proceeds received from the disposal of assets. Net cash used in investing activities was $0.3 million in the first three months of 2018 consisting primarily of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.1 million in the first quarter of 2019, primarily consisting of $0.3 million of principal payments on debt, partially offset by $0.2 million of proceeds from the issuance of debt. Net cash used in financing activities in the first quarter of 2018 was $0.1 million, consisting primarily of payments on capital leases.

Use of Non-GAAP Measures

We prepare our condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, equity method income, fair value adjustments, severance and transactional expenses and other non-cash charges.

EBITDA and Adjusted EBITDA are not measures of performance defined in accordance with GAAP. However, Adjusted EBITDA is used internally in planning and evaluating the Company’s operating performance. Accordingly, management believes that disclosure of these metrics offers investors, bankers and other stakeholders an additional view of the Company’s operations that, when coupled with the GAAP results, provides a more complete understanding of the Company’s financial results.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net loss or to net cash used in operating activities as measures of operating results or liquidity. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating the Company’s performance.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) EBITDA and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended March 31,
	2019					2018
	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net income (loss)	$(348)	579	$(2,034)	(2,347)	$(4,150)	$1,862	(1,125)	$(1,497)	(3,025)	$(3,785)
Interest expense, net	35	92	23	(31)	119	14	9	-	22	45
Income tax expense	23	68	-	50	141	653	45	-	-	698
Depreciation and amortization	219	423	100	53	795	224	295	45	45	609
EBITDA	(71)	1,162	(1,911)	(2,275)	(3,095)	2,753	(776)	(1,452)	(2,958)	(2,433)
Stock-based compensation expense	-	-	-	243	243	-	-	-	255	255
Fair value adjustment to notes receivable	510	-	-	-	510	42	-	-	-	42
Equity method investment loss (income)	841	-	-	(144)	697	(103)	-	-	113	10
Loss on disposal of assets	63	1	-	-	64	-	-	-	-	-
Severance and other	-	-	-	-	-	-	-	-	19	19
Adjusted EBITDA	$1,343	$1,163	$(1,911)	$(2,176)	$(1,581)	$2,692	$(776)	$(1,452)	$(2,571)	$(2,107)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2018. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. Other than policies related to the adoption of ASC 842 as described in Note 2 to the condensed consolidated financial statements, there were no significant changes in our critical accounting policies during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended March 31, 2019. As of March 31, 2019, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1#	Amendment, dated March 26, 2019, to Consulting Agreement, dated November 16, 2018, by and between Ballantyne Strong, Inc. and Lance V. Schultz.	8-K	10.1	3/27/19

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

#	Management contract or compensatory plan
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ MARK D. ROBERSON
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Mark D. Roberson, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2019	Date:	May 15, 2019

