Form 10-Q
period 2019-06-30
BALLANTYNE STRONG, INC.
filed 2019-08-14
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-13906

BALLANTYNE STRONG, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

4201 Congress Street, Suite 175 Charlotte, North Carolina	28209
(Address of Principal Executive Offices)	(Zip Code)

(704) 994-8279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, $.01 par value	BTN	NYSE American

11422 Miracle Hills Drive, Suite 300
Omaha, Nebraska 68154

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2019
Common Stock, $.01 par value	14,518,756 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,869	$6,698
Restricted cash	350	350
Accounts receivable (net of allowance for doubtful accounts of $1,549 and $1,832, respectively)	13,638	13,841
Inventories, net	3,459	3,490
Recoverable income taxes	435	281
Other current assets	1,669	1,663
Total current assets	22,420	26,323
Property, plant and equipment (net of accumulated depreciation of $9,290 and $9,046, respectively)	11,755	14,483
Operating lease right-of-use assets	5,831	-
Finance lease right-of-use assets	1,236	692
Investments	14,381	11,167
Intangible assets, net	1,685	1,795
Goodwill	899	875
Notes receivable	2,658	3,965
Other assets	247	337
Total assets	$61,112	$59,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,089	$4,724
Accrued expenses	2,986	2,782
Short-term debt	3,237	3,152
Current portion of long-term debt	970	1,094
Current portion of operating lease obligations	982	-
Current portion of finance lease obligations	1,052	160
Deferred revenue and customer deposits	3,885	2,310
Total current liabilities	18,201	14,222
Long-term debt, net of current portion and debt issuance costs	3,518	10,053
Operating lease obligations, net of current portion	5,111	-
Finance lease obligations, net of current portion	3,437	427
Deferred revenue and customer deposits, net of current portion	1,160	1,167
Deferred income taxes	2,329	2,516
Other accrued expenses, net of current portion	84	254
Total liabilities	33,840	28,639
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,313 and 17,237 shares at June 30, 2019 and December 31, 2018, respectively; outstanding 14,519 and 14,443 shares at June 30, 2019 and December 31, 2018, respectively	169	169
Additional paid-in capital	41,938	41,474
Accumulated other comprehensive loss	(4,785)	(5,378)
Retained earnings	8,536	13,319
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Total stockholders’ equity	27,272	30,998
Total liabilities and stockholders’ equity	$61,112	$59,637

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net product sales	$6,082	$7,450	$11,648	$16,184
Net service revenues	8,187	6,728	16,927	13,821
Total net revenues	14,269	14,178	28,575	30,005
Cost of products sold	3,747	5,492	9,781	11,469
Cost of services	7,288	7,394	12,915	14,395
Total cost of revenues	11,035	12,886	22,696	25,864
Gross profit	3,234	1,292	5,879	4,141
Selling and administrative expenses:
Selling	1,222	1,274	2,450	2,500
Administrative	4,297	4,208	8,226	8,917
Total selling and administrative expenses	5,519	5,482	10,676	11,417
Loss on disposal of assets	(38)	(1,331)	(102)	(1,331)
Loss from operations	(2,323)	(5,521)	(4,899)	(8,607)
Other income (expense):
Interest expense	(186)	(42)	(305)	(87)
Fair value adjustment to notes receivable	(797)	192	(1,307)	150
Foreign currency transaction (loss) gain	(77)	3	(220)	107
Other income (expense), net	418	(5)	453	(11)
Total other (expense) income	(642)	148	(1,379)	159
Loss before income taxes and equity method investment loss	(2,965)	(5,373)	(6,278)	(8,448)
Income tax expense	423	642	564	1,339
Equity method investment loss	(30)	(740)	(727)	(751)
Net loss	$(3,418)	$(6,755)	$(7,569)	$(10,538)
Basic loss per share	$(0.24)	$(0.47)	$(0.52)	$(0.73)
Diluted loss per share	$(0.24)	$(0.47)	$(0.52)	$(0.73)

Weighted-average shares used in computing net loss per share:
Basic	14,494	14,364	14,467	14,352
Diluted	14,494	14,364	14,467	14,352

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,418)	$(6,755)	$(7,569)	$(10,538)
Adjustment to postretirement benefit obligation	-	-	2	9
Unrealized gain (loss) on available-for-sale securities of equity method investments, net of tax	332	(118)	241	(170)
Currency translation adjustment:
Unrealized net change arising during period	93	(363)	350	(830)
Total other comprehensive income (loss)	425	(481)	593	(991)
Comprehensive loss	$(2,993)	$(7,236)	$(6,976)	$(11,529)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

The following summarizes the changes in stockholders’ equity for the three and six months ended June 30, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	$169	$41,474	$13,319	$(18,586)	$(5,378)	$30,998
Net loss	-	-	(4,150)	-	-	(4,150)
Net other comprehensive income	-	-	-	-	168	168
Cumulative effect of adoption of ASC 842	-	-	2,785	-	-	2,785
Stock-based compensation expense	-	243	-	-	-	243
Balance at March 31, 2019	169	41,717	11,954	(18,586)	(5,210)	30,044
Net loss	-	-	(3,418)	-	-	(3,418)
Net other comprehensive income	-	-	-	-	425	425
Stock-based compensation expense	-	221	-	-	-	221
Balance at June 30, 2019	$169	$41,938	$8,536	$(18,586)	$(4,785)	$27,272

The following summarizes the changes in stockholders’ equity for the three and six months ended June 30, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	$169	$40,565	$25,570	$(18,586)	$(3,596)	$44,122
Net loss	-	-	(3,785)	-	-	(3,785)
Net other comprehensive loss	-	-	-	-	(510)	(510)
Cumulative effect of adoption of ASC 606	-	-	76	-	-	76
Stock-based compensation expense	-	255	-	-	-	255
Balance at March 31, 2018	169	40,820	21,861	(18,586)	(4,106)	40,158
Net loss	-	-	(6,755)	-	-	(6,755)
Net other comprehensive income	-	-	-	-	(481)	(481)
Issuance of warrants to purchase 100 shares of common stock, net of issuance costs	-	75	-	-	-	75
Stock-based compensation expense	-	227	-	-	-	227
Balance at June 30, 2018	$169	$41,122	$15,106	$(18,586)	$(4,587)	$33,224

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,569)	$(10,538)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery of) provision for doubtful accounts	(404)	143
Provision for obsolete inventory	96	535
Provision for warranty	25	58
Depreciation and amortization	1,644	1,140
Amortization and accretion of operating leases	1,132	-
Fair value adjustment to notes receivable	1,307	(150)
Equity method investment loss	727	751
Recognition of contract acquisition costs	-	29
Loss on disposal of assets	102	1,331
Gain on Firefly transaction (Note 6)	(220)	-
Deferred income taxes	(198)	18
Impairment of operating lease	-	74
Stock-based compensation expense	464	482
Changes in operating assets and liabilities:
Accounts receivable	2,691	(297)
Inventories	(19)	557
Current income taxes	(144)	22
Other assets	120	(591)
Accounts payable and accrued expenses	(316)	1,115
Deferred revenue and customer deposits	(438)	1,156
Operating lease obligations	(1,234)	-
Net cash used in operating activities	(2,234)	(4,165)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	86	-
Dividends received from investee in excess of cumulative earnings	-	46
Capital expenditures	(1,136)	(887)
Net cash used in investing activities	(1,050)	(841)

(Continued on following page)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	237	3,234
Proceeds from sale-leaseback financing	-	7,000
Principal payments on short-term debt	(200)	(1,039)
Principal payments on long-term debt	(491)	(1,974)
Payment of debt issuance costs	-	(17)
Payments on capital lease obligations	(137)	(96)
Other	-	(8)
Net cash (used in) provided by financing activities	(591)	7,100
Effect of exchange rate changes on cash and cash equivalents	46	(117)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,829)	1,977
Cash and cash equivalents and restricted cash at beginning of period	7,048	4,870
Cash and cash equivalents and restricted cash at end of period	$3,219	$6,847
Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,869	$6,847
Restricted cash	350	-
Total cash and cash equivalents and restricted cash	$3,219	$6,847
Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$364	$1,608
Capital lease obligations for property and equipment	$710	$-
Investment in Firefly Systems, Inc. (Note 6)	$3,614	$-
Short-term borrowings to finance insurance	$114	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the cinema, retail, financial, advertising and government markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation (“Convergent”) and Strong Digital Media, LLC (“SDM”), design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

Effective August 8, 2019, the Company’s Board of Directors approved the relocation of Ballantyne’s headquarters from 11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska to 4201 Congress Street, Suite 175, Charlotte, North Carolina, 28209.

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

The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report on Form 10-Q are to, and amounts are presented in, U.S. dollars.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

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

Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment income (loss)” in our condensed consolidated statements of operations. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. We apply the cost method of accounting to investments when we do not have significant influence or a controlling interest in the investee and the fair value of the investment is not readily determinable. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the three and six months ended June 30, 2019 and determined that the Company’s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. The carrying value of our equity method and cost method investments is reported in “investments” in the condensed consolidated balance sheets. Note 6 contains additional information on our equity method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2019 and December 31, 2018.

Fair values measured on a recurring basis at June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,869	$-	$-	$2,869
Restricted cash	350	-	-	350
Notes receivable	-	-	2,658	2,658
Total	$3,219	$-	$2,658	$5,877

Fair values measured on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,698	$-	$-	$6,698
Restricted cash	350	-		350
Notes receivable	-	-	3,965	3,965
Total	$7,048	$-	$3,965	$11,013

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	Six Months Ended June 30,
	2019	2018
Notes receivable balance, beginning of period	$3,965	$2,815
Fair value adjustment	(1,307)	150
Notes receivable balance, end of period	$2,658	$2,965

Quantitative information about the Company’s level 3 fair value measurements at June 30, 2019 is set forth below (in thousands):

	Fair value at June 30, 2019	Valuation technique	Unobservable input	Value
Notes receivable	$2,658	Discounted cash flow	Default percentage	59%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%. The notes receivable are recorded at estimated fair value. In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable on a quarterly basis. The Company recorded a decrease to the fair value of the notes receivable of $1.3 million during the six months ended June 30, 2019 and an increase to the fair value of the notes receivable of $0.2 million during the six months ended June 30, 2018. The adjustments to the fair value of the notes receivable are included in other expense (income) on the Company’s condensed consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The Company’s short-term and long-term debt is recorded at historical cost. As of June 30, 2019, the Company’s long-term debt, including current maturities, had a carrying value of $4.5 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at June 30, 2019 was $4.0 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity and cost method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). The Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three and six months ended June 30, 2019 or 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” which was further clarified by ASU 2018-11, “Leases – Targeted Improvements,” issued in July 2018. ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018 and initially required a modified retrospective transition method under which entities would initially apply Topic 842 at the beginning of the earliest period presented in the financial statements. ASU 2018-11 added an additional optional transition method allowing entities to apply Topic 842 as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842 using the optional transition method from ASU 2018-11 as of January 1, 2019. Upon adoption, the Company recorded a balance sheet gross-up of approximately $4.7 million to record operating lease liabilities and related right-of-use assets. In addition, the sale-leaseback of the Company’s Alpharetta, Georgia office facility in June 2018, which did not qualify for sale-leaseback accounting under the previous lease accounting standard, qualified for sale-leaseback accounting under Topic 842, as Topic 842 eliminated the concept of continuing involvement by the seller-lessee precluding sale-leaseback accounting. Upon adoption, the Company recorded a cumulative effect adjustment increasing retained earnings by approximately $2.8 million, which represents the gain on the sale of the facility. The Company also derecognized approximately $4.0 million of net land and building assets and approximately $6.8 million of debt associated with the previous accounting as a failed sale-leaseback and recorded approximately $5.0 million of operating lease right-of-use assets and liabilities for the leaseback under Topic 842. See Note 11 for more information about the Company’s leases.

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective for all filings made on and after November 5, 2018. Given the effective date and proximity to most filers’ quarterly reports, the SEC did not object to filers deferring the presentation of changes in stockholders’ equity in their quarterly reports on Forms 10-Q until the quarter beginning after November 5, 2018. The Company elected to provide the required disclosure in a separate statement of stockholders’ equity beginning with Form 10-Q for the quarter ended March 31, 2019.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In July 2019, the FASB announced its intention to propose an extended effective date of January 1, 2023 for adoption of the ASU by smaller reporting companies. The Company may qualify for this extension, and management will evaluate its compliance timetable in the event that the FASB finalizes its extension. The Company believes the adoption of this ASU will not significantly impact the Company’s results of operations and financial position.

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

Deferred contract acquisition costs are included in other assets. The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2019 or December 31, 2018.

The following tables disaggregate the Company’s revenue by major source for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$3,110	$-	$-	$-	$3,110
Digital equipment sales	1,631	866	-	-	2,497
Extended warranty sales	151	-	-	-	151
Other product sales	324	-	-	-	324
Total product sales	5,216	866	-	-	6,082
Field maintenance and monitoring services	2,122	2,786	175	-	5,083
Installation services	397	1,464	-	-	1,861
Advertising	-	-	914	-	914
Other service revenues	144	19	46	120	329
Total service revenues	2,663	4,269	1,135	120	8,187
Total	$7,879	$5,135	$1,135	$120	$14,269

	Six Months Ended June 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$5,931	$-	$-	$-	$5,931
Digital equipment sales	3,115	1,491	-	-	4,606
Extended warranty sales	385	-	-	-	385
Other product sales	720	6	-	-	726
Total product sales	10,151	1,497	-	-	11,648
Field maintenance and monitoring services	4,088	5,559	228	-	9,875
Installation services	1,067	3,582	-	-	4,649
Advertising	-	-	1,955	-	1,955
Other service revenues	173	32	46	197	448
Total service revenues	5,328	9,173	2,229	197	16,927
Total	$15,479	$10,670	$2,229	$197	$28,575

The following tables disaggregate the Company’s revenue by major source for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$4,246	$-	$-	$-	$4,246
Digital equipment sales	1,914	539	-	-	2,453
Extended warranty sales	249	-	-	-	249
Other product sales	502	-	-	-	502
Total product sales	6,911	539	-	-	7,450
Field maintenance and monitoring services	3,026	2,188	-	-	5,214
Installation services	379	628	-	-	1,007
Advertising	-	-	460	-	460
Other service revenues	37	-	(54)	64	47
Total service revenues	3,442	2,816	406	64	6,728
Total	$10,353	$3,355	$406	$64	$14,178

	Six Months Ended June 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$8,264	$-	$-	$-	$8,264
Digital equipment sales	5,072	1,155	-	-	6,227
Extended warranty sales	591	-	-	-	591
Other product sales	1,102	-	-	-	1,102
Total product sales	15,029	1,155	-	-	16,184
Field maintenance and monitoring services	5,832	4,603	-	-	10,435
Installation services	708	1,988	-	-	2,696
Advertising	-	-	468	-	468
Other service revenues	95	-	-	127	222
Total service revenues	6,635	6,591	468	127	13,821
Total	$21,664	$7,746	$468	$127	$30,005

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

In addition to selling service contracts, the Company also performs discrete time and materials-based maintenance and repair work for customers in the Strong Cinema and Convergent segments. Revenue related to time and materials-based maintenance and repair work is recognized at the point in time when the performance obligation has been fully satisfied.

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$6,340	$2,408	$221	$69	$9,038
Over time	1,539	2,727	914	51	5,231
Total	$7,879	$5,135	$1,135	$120	$14,269

	Six Months Ended June 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$12,384	$5,400	$274	$115	$18,173
Over time	3,095	5,270	1,955	82	10,402
Total	$15,479	$10,670	$2,229	$197	$28,575

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$8,614	$1,583	$-	$-	$10,197
Over time	1,740	1,771	406	64	3,981
Total	$10,354	$3,354	$406	$64	$14,178

	Six Months Ended June 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$18,073	$3,834	$-	$-	$21,907
Over time	3,591	3,912	468	127	8,098
Total	$21,664	$7,746	$468	$127	$30,005

At June 30, 2019, the unearned revenue amount associated with maintenance and monitoring services, extended warranty sales and advertising services in which the Company is the primary obligor was $2.7 million. The Company expects to recognize $1.4 million of unearned revenue amounts throughout the rest of 2019, $1.3 million during 2020 and immaterial amounts during 2021-2023.

4. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses in all periods presented, there were no differences between average shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018. The following table summarizes the weighted average shares used to compute basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,494	14,364	14,467	14,352
Dilutive effect of stock options and certain non-vested restricted stock awards	-	-	-	-
Diluted weighted average shares outstanding	14,494	14,364	14,467	14,352

For the three and six months ended June 30, 2019, options to purchase 762,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 104,879 and 70,236 common stock equivalents related to options and restricted stock awards were excluded for the three and six months ended June 30, 2019, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. For the three and six months ended June 30, 2018, options to purchase 410,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 134,402 and 120,352 common stock equivalents related to options and restricted stock awards were excluded for the three and six months ended June 30, 2018, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials and components	$1,622	$1,422
Work in process	222	-
Finished goods	1,615	2,068
	$3,459	$3,490

The inventory balances are net of reserves of approximately $1.4 million as of both June 30, 2019 and December 31, 2018, respectively.

6. Investments

The following summarizes our investments (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
1347 Property Insurance Holdings, Inc.	$8,139	17.3%	$7,738	17.3%
Itasca Capital, Ltd.	2,628	32.3%	3,429	32.3%
Total Equity Method Investments	10,767		11,167

Cost Method Investment
Firefly Systems, Inc.	3,614		-
Total Investments	$14,381		$11,167

Equity Method Investments

The following summarizes the income (loss) of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Entity
1347 Property Insurance Holdings, Inc.	$17	$339	$161	$579
Itasca Capital, Ltd.	(47)	(1,042)	(888)	(939)
BK Technologies Corporation	-	(37)	-	(391)
Total	$(30)	$(740)	$(727)	$(751)

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer is chairman of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three and six months ended June 30, 2019 or 2018. On February 25, 2019, PIH announced a definitive agreement pursuant to which FedNat Holding Company will acquire substantially all of PIH’s homeowners’ insurance operations. PIH intends to maintain its Nasdaq listing and utilize the proceeds from the transaction to launch a new growth strategy focused on reinsurance, investment management and new investment opportunities. PIH intends to provide additional details on the rollout of this strategy prior to the closing of the transaction. On June 10, 2019, PIH held a special meeting of stockholders at which PIH’s stockholders approved the transaction. In addition, regulatory approvals have been obtained, subject to compliance with the consent orders issued by the insurance regulators, and the transaction is currently expected to close in December 2019. Based on quoted market prices, the market value of the Company’s ownership in PIH was $5.1 million at June 30, 2019.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is chairman of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three and six months ended June 30, 2019 or 2018. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $2.4 million at June 30, 2019.

BK Technologies Corporation (“BKTI”) is a publicly traded holding company that, through its wholly-owned operating subsidiary BK Technologies, Inc., designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. BK Technologies Corporation became the parent company of BK Technologies, Inc. following the completion of a holding company reorganization on March 28, 2019. On September 9, 2018, the Company entered into an agreement with Fundamental Global Investors, LLC (“FGI”), a related party, where the Company sold its shares of common stock of BKTI to FGI. Due to the Company’s significant influence, but not controlling interest, in BKTI, the Company’s investment in BKTI was accounted for using the equity method. Prior to the sale of the BKTI common stock, the Company received dividends of $23 thousand and $46 thousand during the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the Company’s retained earnings included accumulated deficit from its equity method investees of $0.5 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the six months ended March 31, 2019 and 2018, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag.

For the six months ended March 31,	2019	2018
Revenue	$33,373	$45,862
Operating income	$391	$987
Net loss	$(1,835)	$(2,268)

Cost Method Investment

On May 21, 2019, SDM entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM has agreed to make available to Firefly 300 digital taxi tops and the parties have agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly has agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM has agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. The Company is a party to the Unit Purchase Agreement and has agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into these agreements, the Company received $4.8 million of Firefly’s Series A-2 preferred shares (“Firefly Shares”). The Firefly Shares, including those subsequently issued pursuant to an earn-out provision (if any), will be subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Commercial Agreement and the Unit Purchase Agreement. As a condition of the transaction, SDM has agreed to hold the Firefly Shares in an investment fund managed by Fundamental Global Investors, LLC, the controlling stockholder of the Company, that is wholly owned by SDM.

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time the lease expires. In addition, of the $4.8 million of Firefly Shares received, $1.2 million are eligible for repurchase by Firefly if the Company does not exercise the purchase option contained within the master lease agreement. Accordingly, the Company has deferred recognizing an investment related to these Firefly Shares eligible for repurchase until such time it is reasonably certain the Company will exercise the purchase option. The transaction, in effect, transferred control of the underlying asset to Firefly. Therefore, the Company accounted for the transaction as a sales-type lease resulting in the derecognition of the $3.4 million right-of-use asset related to the master lease agreement and a selling profit of $0.2 million, which is recorded within other income (expense) on the condensed consolidated statement of operations. As additional consideration for the right to use the digital taxi tops, Firefly has agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly will make on its behalf are considered variable payments and were not included in the calculation of the gain. Therefore, the Company will record the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

7. Intangible Assets

Intangible assets consisted of the following at June 30, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$186	$-	$186
Intangible assets subject to amortization:
Software in service	5	2,269	(834)	1,435
Product formulation	10	460	(396)	$64
Total		$2,915	$(1,230)	$1,685

Intangible assets consisted of the following at December 31, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$119	$-	$119
Intangible assets subject to amortization:
Software in service	5	2,188	(595)	1,593
Product formulation	10	447	(364)	83
Total		$2,754	$(959)	$1,795

Amortization expense relating to intangible assets was $0.2 million for each of the three months ended June 30, 2019 and 2018 and $0.4 million during each of the six months ended June 30, 2019 and 2018. During the three and six months ended June 30, 2018, the Company also recorded an impairment charge of $1.3 million related to abandoned software in service in the Convergent segment as a loss on disposal of assets in the condensed consolidated statement of operations.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Remainder 2019	$250
2020	502
2021	463
2022	227
2023	57
Thereafter	-
Total	$1,499

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2019 (in thousands):

Balance as of December 31, 2018	$875
Foreign currency translation	24
Balance as of June 30, 2019	$899

9. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warranty accrual at beginning of period	$390	$564	$350	$521
Charged to expense	(31)	(19)	25	65
Claims paid, net of recoveries	(32)	(87)	(54)	(117)
Foreign currency adjustment	1	(9)	7	(20)
Warranty accrual at end of period	$328	$449	$328	$449

10. Debt

The Company’s debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Short-term debt:
Strong/MDI installment loan	$3,124	$3,152
Insurance note payable	113	-
Current portion of long-term debt	970	1,094
Total short-term debt	4,207	4,246
Long-term debt:
Sale-leaseback financing	-	6,769
Equipment term loans	4,505	4,398
Total principal balance of long-term debt	4,505	11,167
Less: current portion	(970)	(1,094)
Less: unamortized debt issuance costs	(17)	(20)
Total long-term debt	3,518	10,053
Total short-term and long-term debt	$7,725	$14,299

Equipment Term Loans

On May 22, 2018, the Company’s subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment, and the obligations under the agreement are recorded as long-term debt on the Company’s condensed consolidated balance sheet. In December 2018, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment. This round of financing totaled approximately $0.6 million. In June 2019, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment. This round of financing totaled approximately $0.2 million. Installment payments under each contract are due monthly for a period of 60 months. The financing under the agreements is secured by the equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $4.5 million of outstanding borrowings under equipment term loan agreements at June 30, 2019, which bear interest at a weighted-average fixed rate of 7.6%.

Strong/MDI Installment Loan

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$4.2 million of principal outstanding on the 20-year installment loan as of June 30, 2019, which bears variable interest at 4.45%. Strong/MDI was in compliance with its debt covenants as of June 30, 2019.

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

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of June 30, 2019 (in thousands):

Remainder of 2019	$474
2020	1,002
2021	1,079
2022	1,146
2023	785
Thereafter	19
Total	$4,505

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$88	$137
Interest on lease liabilities	23	42
Operating lease cost	746	1,432
Short-term lease cost	3	9
Sublease income	(106)	(192)
Net lease cost	$754	$1,428

Other information
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$23	$42
Operating cash flows from operating leases	$644	$1,234
Financing cash flows from finance leases	$88	$137
Right-of-use assets obtained in exchange for new finance lease liabilities	$478	$710
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$644
Derecognition of right-of-use asset in connection with Firefly transaction	$3,394	$-

As of June 30, 2019
Weighted-average remaining lease term - finance leases (years)	4.6
Weighted-average remaining lease term - operating leases (years)	6.1
Weighted-average discount rate - finance leases	12.9%
Weighted-average discount rate - operating leases	7.8%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
Remainder 2019	$655	$791
2020	1,159	1,555
2021	1,061	1,555
2022	721	1,395
2023	656	314
Thereafter	3,117	66
Total lease payments	7,369	5,676
Less: Amount representing interest	(1,276)	(1,187)
Present value of lease payments	6,093	4,489
Less: Current maturities	(982)	(1,052)
Lease obligations, net of current portion	$5,111	$3,437

The Company subleases certain office and warehouse space and equipment to third parties. Sublease income is included in net service revenues in the condensed consolidated statements of operations. The following table presents a maturity analysis of the Company’s long-term subleases (in thousands):

Remainder 2019	$109
2020	163
2021	137
2022	23
2023	-
Thereafter	-
Total sublease payments	$432

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

12. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2019 and December 31, 2018.

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2015 through 2018. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million for each of the three months ended June 30, 2019 and 2018, and $0.5 million during each of the six months ended June 30, 2019 and 2018.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares authorized for issuance under the 2017 Plan is 1,371,189 shares, with 499,156 shares remaining available for grant at June 30, 2019.

Stock Options

The Company granted a total of 285,000 and 387,500 stock options during the six months ended June 30, 2019 and 2018, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $2.90 and $1.82, respectively. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2019	2018
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	1.95% - 1.98%	2.49%
Expected stock price volatility	47.9%	35.6%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that stock options will be outstanding.

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	867,000	$5.06	8.3	$-
Granted	285,000	2.90
Exercised	-	-
Forfeited	(41,500)	5.29
Expired	(13,500)	5.38
Outstanding at June 30, 2019	1,097,000	$4.49	8.4	$144
Exercisable at June 30, 2019	288,000	$5.15	7.2	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2019, 809,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.2 million, which is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Shares and Restricted Stock Units

The Company granted a total of 320,000 and 147,500 restricted stock units during the six months ended June 30, 2019 and 2018, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock share activity for the six months ended June 30, 2019:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	46,667	$6.50
Granted	-	-
Shares vested	(23,333)	6.50
Shares forfeited	-	-
Non-vested at June 30, 2019	23,334	$6.50

The following table summarizes restricted stock unit activity for the six months ended June 30, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	277,498	$3.33
Granted	320,000	2.90
Shares vested	(75,833)	3.87
Shares forfeited	-	-
Non-vested at June 30, 2019	521,665	$3.12

As of June 30, 2019, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 50% and 48% of total consolidated net revenues for the three and six months ended June 30, 2019, respectively. Trade accounts receivable from these customers represented approximately 58% of net consolidated receivables at June 30, 2019. The Company had one customer account for more than 10% of its net revenues during the three and six months ended June 30, 2019. In addition, the Company had one customer account for more than 10% of net consolidated receivables at June 30, 2019. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The insurance company has informed the Company that is has established preliminary loss reserves for both property and casualty claims and business interruption claims. However, those claims reserves are estimates based on preliminary information and are subject to change as the insurance carrier completes its analyses and continues its claims review process over the next several months. The ultimate amount of insurance proceeds to be received by the Company could be significantly different than the insurance company’s reserve estimates. During the six months ended June 30, 2019, the insurance carrier advanced $1.3 million of insurance proceeds to the Company, which includes $0.7 million related to the property and casualty claim and the remaining $0.6 million related to our business interruption claim. The insurance carrier also informed the Company that a third advance payment of CDN$0.5 million was in process as of June 30, 2019, which the Company expects to receive in the third quarter of 2019. Any additional future claims payments are at the discretion of the insurance carrier based on its continuing claims analysis.

For the six months ended June 30, 2019, the Company recorded total insurance recoveries of its incurred costs totaling $0.6 million. Of the $0.6 million of insurance recoveries during the six months ended June 30, 2019, $0.5 million related to the property and casualty claim and $0.1 million related to the business interruption claim. Those recoveries offset the operating costs detailed above, and effectively offset the incremental costs incurred by the Company in the first half of 2019. During the six months ended June 30, 2019, the Company recorded a gain of $0.2 million related to its property and casualty claim. The remaining $0.5 million of proceeds received in connection with the business interruption claim has been recorded within accrued expenses on the condensed consolidated balance sheet as of June 30, 2019. Recovery of lost profit under the business interruption coverage will be reflected in future periods as contingencies are resolved and the amounts are confirmed with the insurer.

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

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net revenues
Strong Cinema	$7,879	$10,353	$15,479	$21,664
Convergent	5,135	3,355	10,670	7,746
Strong Outdoor	1,135	406	2,229	468
Other	120	64	197	127
Total net revenues	14,269	14,178	28,575	30,005

Gross profit (loss)
Strong Cinema	2,537	3,215	4,953	6,600
Convergent	1,584	(34)	3,153	632
Strong Outdoor	(1,007)	(1,953)	(2,424)	(3,218)
Other	120	64	197	127
Total gross profit	3,234	1,292	5,879	4,141

Operating income (loss)
Strong Cinema	1,256	1,973	2,415	4,298
Convergent	321	(2,731)	1,073	(3,756)
Strong Outdoor	(1,593)	(2,278)	(3,605)	(3,776)
Other	(159)	(58)	(396)	(145)
Total segment operating loss	(175)	(3,094)	(513)	(3,379)
Unallocated administrative expenses	(2,148)	(2,427)	(4,386)	(5,228)
Loss from operations	(2,323)	(5,521)	(4,899)	(8,607)
Other (expense) income, net	(642)	148	(1,379)	159
Loss before income taxes and equity method investment loss	$(2,965)	$(5,373)	$(6,278)	$(8,448)

(In thousands)	June 30, 2019	December 31, 2018
Identifiable assets
Strong Cinema	$22,379	$27,009
Convergent	16,435	14,024
Strong Outdoor	2,546	3,454
Corporate assets	19,752	15,150
Total	$61,112	$59,637

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net revenue
United States	$11,877	$10,872	$24,742	$23,701
Canada	754	1,514	1,553	2,914
China	918	531	1,130	1,087
Mexico	1	745	5	1,286
Latin America	269	133	298	403
Europe	257	195	537	353
Asia (excluding China)	110	104	167	177
Other	83	84	143	84
Total	$14,269	$14,178	$28,575	$30,005

(In thousands)	June 30, 2019	December 31, 2018
Identifiable assets
United States	$45,078	$42,780
Canada	16,034	16,857
Total	$61,112	$59,637

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the following risks and uncertainties: the Company’s ability to expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to maintain its brand and reputation and retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries (including tariffs), risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms or at all, the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, the adequacy of insurance and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Effective August 8, 2019, the Company’s Board of Directors approved the relocation of our headquarters from 11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska to 4201 Congress Street, Suite 175, Charlotte, North Carolina, 28209.

Also on August 8, 2019, the Company’s Board of Directors approved the unwinding of StrongVest Global Advisors, LLC, a wholly-owned subsidiary of the Company that serves as advisor to an exchange-traded fund issued by the StrongVest ETF Trust. On August 9, 2019, the StrongVest ETF Trust’s Board of Directors also approved the shutdown. In connection with the unwinding, the Company expects to incur expenses of $0.1 million during the third quarter of 2019.

We conduct our operations through three primary business segments: Strong Cinema, Convergent and Strong Outdoor. Our Strong Cinema business is one of the largest manufacturers of premium projection screens. We also manufacture customized screen support systems, distribute other products and provide technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to corporate customers. Strong Outdoor started operations in the second half of 2018 and began selling advertising on taxi cab signs in New York City.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 54% of our revenues for the six months ended June 30, 2019 were from Strong Cinema, approximately 38% were from Convergent and approximately 8% were from Strong Outdoor. During the fourth quarter 2018, we separated our former Digital Media segment into separate Convergent and Strong Outdoor segments. All prior periods have been recast in our segment reporting to reflect the current segment organization. Additional information related to our reporting segments can be found in Note 15 in the notes to the condensed consolidated financial statements.

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.3	90.9	79.4	86.2
Gross profit	22.7	9.1	20.6	13.8
Selling and administrative expenses	38.7	38.7	37.4	38.1
Loss from operations	(16.3)	(38.9)	(17.1)	(28.7)
Net loss	(24.0)	(47.6)	(26.5)	(35.1)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues

Net revenues during the quarter ended June 30, 2019 increased 0.6% to $14.3 million from $14.2 million during the quarter ended June 30, 2018.

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$7,879	$10,353	$(2,474)	(23.9)%
Convergent	5,135	3,355	1,780	53.1%
Strong Outdoor	1,135	406	729	179.6%
Other	120	64	56	87.5%
Total net revenues	$14,269	$14,178	$91	0.6%

Strong Cinema

Sales of Cinema products and services decreased 23.9% to $7.9 million in the second quarter of 2019 from $10.4 million in the second quarter of 2018. The decrease was primarily the result of a weather-related incident affecting our production facility in Quebec and a decrease in non-recurring audio and projection system sales. As a result of excessive snow pack on the roof, a portion of the Quebec facility suffered damage that caused the facility to temporarily halt operations for several weeks in the first half of 2019. The facility resumed operations in March and is producing and shipping product to its customers, although we continue to experience inefficiencies while the affected portion of the building is being repaired. In addition, revenues from field service and equipment sales decreased due to large non-recurring projects in the first half of 2018 that did not repeat in 2019, as well as a reduction in non-recurring time and materials based services.

Convergent

Sales of Convergent products and services increased 53.1% to $5.1 million in the second quarter of 2019 from $3.4 million in the second quarter of 2018. The increase was driven primarily by the increased recurring revenue and installation revenue from the rollout of the DSaaS program to large enterprise customers. Revenue from the installation of other products also increased from the prior year due the timing of customer installation projects and the increase in new business.

Strong Outdoor

Strong Outdoor was a start-up business in 2018 and began generating meaningful advertising revenue in mid-2018. Revenues from advertising services was $1.1 million during the three months ended June 30, 2019 compared to $0.4 million during the three months ended June 30, 2018. If the Firefly transaction was effective on January 1, 2019, Strong Outdoor revenue recognized during the second quarter of 2019 would have been reduced by $0.3 million.

Gross Profit

Gross profit during the quarter ended June 30, 2019 was $3.2 million compared to $1.3 million during the quarter ended June 30, 2018. As a percentage of revenue, gross profit improved to 22.7% for the quarter ended June 30, 2019 compared to 9.1% for the second quarter of 2018.

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$2,537	$3,215	$(678)	(21.1)%
Convergent	1,584	(34)	1,618	(4758.8)%
Strong Outdoor	(1,007)	(1,953)	946	(48.4)%
Other	120	64	56	87.5%
Total gross profit	$3,234	$1,292	$1,942	150.3%

Strong Cinema

Gross profit in the Cinema segment was $2.5 million or 32.2% of revenues in the second quarter of 2019 compared to $3.2 million or 31.1% of revenues in the second quarter of 2018. The decrease in gross profit dollars is primarily due to the decline in revenues as discussed above.

Convergent

Gross profit in the Convergent segment was $1.6 million or 30.8% of revenues in the second quarter of 2019 compared to a gross loss of $34 thousand or 1.0% of revenues in the second quarter of 2018. The increase in gross profit was driven primarily by the increase in higher margin DSaaS revenue combined with positive impact of the cost reduction initiatives implemented in mid-2018. In addition, we incurred inventory write-offs and other non-recurring charges in 2018 related to the repositioning of the business and exiting of certain facilities and lines of business.

Strong Outdoor

Strong Outdoor generated a gross loss of $1.0 million in the second quarter of 2019 compared to $2.0 million in the second quarter of 2018. The increase in revenue during the second quarter of 2019 was offset by increased fixed costs associated with our new advertising operations. If the Firefly transaction was effective on January 1, 2019, Strong Outdoor operating expenses in the second quarter of 2019 would have been reduced by approximately $1.0 million.

Operating Income (Loss)

We generated an operating loss of $2.3 million in the second quarter of 2019 compared to operating loss of $5.5 million in the second quarter of 2018.

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$1,256	$1,973	$(717)	(36.3)%
Convergent	321	(2,731)	3,052	(111.8)%
Strong Outdoor	(1,593)	(2,278)	685	(30.1)%
Other	(159)	(58)	(101)	174.1%
Total segment operating loss	(175)	(3,094)	2,919	(94.3)%
Unallocated administrative expenses	(2,148)	(2,427)	279	(11.5)%
Total operating loss	$(2,323)	$(5,521)	$3,198	(57.9)%

Strong Cinema generated operating income of $1.3 million in the second quarter of 2019 compared to $2.0 million in the second quarter of 2018. The decrease in operating income was primarily due to the decline in revenues as discussed above.

Convergent generated operating income of $0.3 million in the second quarter of 2019 compared to an operating loss of $2.7 million in the second quarter of 2018. We restructured Convergent’s operations in mid-2018 to reduce operating costs, eliminate low/negative margin products, and to invest in growing our higher margin recurring revenue business lines.

Strong Outdoor generated an operating loss of $1.6 million in the second quarter of 2019 compared to an operating loss of $2.3 million in the second quarter of 2018. The decrease in operating loss was driven primarily by increased revenues and resulting margins being offset by increased overhead and selling costs.

Unallocated administrative expenses decreased to $2.1 million in the second quarter of 2019 compared to $2.4 million in the second quarter of 2018. The decrease was driven primarily by lower professional fees and employee compensation.

Other Financial Items

For the second quarter of 2019, total other loss of $0.6 million primarily consisted of a $0.8 million fair value adjustment to notes receivable, $0.1 million of foreign currency translation adjustments and $0.2 million of interest expense, partially offset by a $0.2 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and a $0.2 million gain related to the Firefly transaction. For the second quarter of 2018, total other income of $0.1 million primarily consisted of a $0.2 million fair value adjustment to our notes receivable, partially offset by $42 thousand of interest expense. The estimated fair market value of the notes receivable is inherently volatile by its nature and subject to upward and downward revisions each quarter as more information becomes available to estimate the ultimate cash proceeds to be received by the Company in the future.

The second quarter of 2019 includes equity method investment loss of $30 thousand, which includes a $47 thousand loss from PIH, partially offset by $17 thousand in income from Itasca. The second quarter of 2018 includes equity method investment loss of $0.7 million, primarily consisting of an other-than-temporary impairment charge of $0.7 million and equity method investment loss of $0.3 million from Itasca, partially offset by equity method investment income from PIH of $0.3 million.

As a result of the items outlined above, we generated a net loss of $3.4 million and basic and diluted loss per share of $0.24 in the second quarter of 2019, compared to a net loss of $6.8 million and basic and diluted loss per share of $0.47 in the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues

Net revenues during the six months ended June 30, 2019 decreased 4.8% to $28.6 million from $30.0 million during the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$15,479	$21,664	$(6,185)	(28.5)%
Convergent	10,670	7,746	2,924	37.7%
Strong Outdoor	2,229	468	1,761	376.3%
Other	197	127	70	55.1%
Total net revenues	$28,575	$30,005	$(1,430)	(4.8)%

Strong Cinema

Sales of Cinema products and services decreased 28.5% to $15.5 million during the six months ended June 30, 2019 from $21.7 million during the six months ended June 30, 2018. The decrease was primarily the result of a weather-related incident affecting our production facility in Quebec and a decrease in non-recurring audio and projection system sales. As a result of excessive snow pack on the roof, a portion of the Quebec facility suffered damage that caused the facility to temporarily halt operations for several weeks in the first half of 2019. The facility resumed operations in March and is producing and shipping product to its customers, although we continue to experience inefficiencies while the affected portion of the building is being repaired. In addition, revenues from field service and equipment sales decreased due to large non-recurring projects in the first half of 2018 that did not repeat in 2019, as well as a reduction in non-recurring time and materials based services.

Convergent

Sales of Convergent products and services increased 37.7% to $10.7 million during the six months ended June 30, 2019 from $7.7 million during the six months ended June 30, 2018. The increase was driven primarily by the increased recurring revenue and installation revenue from the rollout of the DSaaS program to large enterprise customers. Revenue from the installation of other products also increased from the prior year due the timing of customer installation projects and the increase in new business.

Strong Outdoor

Strong Outdoor was a start-up business in 2018 and began generating meaningful advertising revenue in mid-2018. Revenues from advertising services were $2.2 million during the six months ended June 30, 2019 compared to $0.5 million during the six months ended June 30, 2018. If the Firefly transaction was effective on January 1, 2019, Strong Outdoor revenue recognized during the first half of 2019 would have been reduced by $0.9 million.

Gross Profit

Gross profit during the six months ended June 30, 2019 was $5.9 million compared to $4.1 million during the six months ended June 30, 2018. As a percentage of revenue, gross profit improved to 20.6% for the six months ended June 30, 2019 compared to 13.8% during the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$4,953	$6,600	$(1,647)	(25.0)%
Convergent	3,153	632	2,521	398.9%
Strong Outdoor	(2,424)	(3,218)	794	(24.7)%
Other	197	127	70	55.1%
Total gross profit	$5,879	$4,141	$1,738	42.0%

Strong Cinema

Gross profit in the Cinema segment was $5.0 million or 32.0% of revenues during the six months ended June 30, 2019 compared to $6.6 million or 30.5% of revenues during the six months ended June 30, 2018. The decrease in gross profit dollars is primarily due to the short term disruption in our manufacturing operations and related lower revenues as discussed above. As a percentage of revenue, gross profit improved, primarily as a result of changes in product mix.

Convergent

Gross profit in the Convergent segment was $3.2 million or 29.6% of revenues during the six months ended June 30, 2019 compared to $0.6 million or 8.2% of revenues during the six months ended June 30, 2018. The increase in gross profit was driven primarily by the increase in higher margin DsaaS revenue combined with positive impact of the cost reduction initiatives implemented in mid-2018. In addition, we incurred inventory write-offs and other non-recurring charges in 2018 related to the repositioning of the business and exiting of certain facilities and lines of business.

Strong Outdoor

Strong Outdoor generated a gross loss of $2.4 million during the six months ended June 30, 2019 compared to $3.2 million during the six months ended June 30, 2018. The improvement in gross profit was due to the increased revenue in the first half of 2019 partially offset by increased fixed costs associated with our new advertising operations. If the Firefly transaction was effective on January 1, 2019, Strong Outdoor operating expenses would have been reduced by approximately $2.4 million.

Operating Income (Loss)

We generated an operating loss of $4.9 million during the six months ended June 30, 2019 compared to operating loss of $8.6 million during the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$2,415	$4,298	$(1,883)	(43.8)%
Convergent	1,073	(3,756)	4,829	(128.6)%
Strong Outdoor	(3,605)	(3,776)	171	(4.5)%
Other	(396)	(145)	(251)	173.1%
Total segment operating loss	(513)	(3,379)	2,866	(84.8)%
Unallocated administrative expenses	(4,386)	(5,228)	842	(16.1)%
Total operating loss	$(4,899)	$(8,607)	$3,708	(43.1)%

Strong Cinema generated operating income of $2.4 million during the six months ended June 30, 2019 compared to $4.3 million during the six months ended June 30, 2018. The decrease in operating income was primarily due to the disruption in our manufacturing operations and related revenues as discussed above.

Convergent generated operating income of $1.1 million during the six months ended June 30, 2019 compared to an operating loss of $3.8 million during the six months ended June 30, 2018. We restructured Convergent’s operations in mid-2018 to reduce operating costs, eliminate low/negative margin products, and to invest in growing our higher margin recurring revenue business lines. In addition, operating income during the six months ended June 30, 2019 was favorably impacted by approximately $0.5 million by the settlement and collection of a customer account that had previously been fully reserved as uncollectible.

Strong Outdoor generated an operating loss of $3.6 million during the six months ended June 30, 2019 compared to an operating loss of $3.8 million during the six months ended June 30, 2018. The decrease in operating loss was driven primarily by increased revenues and resulting margins being offset by increased overhead and selling costs.

Unallocated administrative expenses decreased to $4.4 million during the six months ended June 30, 2019 compared to $5.2 million during the six months ended June 30, 2018. The decrease was driven primarily by lower professional fees and employee compensation.

Other Financial Items

For the six months ended June 30, 2019, total other loss of $1.4 million primarily consisted of a $1.3 million fair value adjustment to notes receivable, $0.2 million of foreign currency translation adjustments and $0.3 million of interest expense, partially offset by a $0.2 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and a $0.2 million gain related to the Firefly transaction. For the six months ended June 30, 2018, total other income of $0.2 million primarily consisted of a $0.2 million fair value adjustment to our notes receivable and $0.1 million of foreign currency translation adjustments, partially offset by interest expense of $0.1 million. The estimated fair market value of the notes receivable is inherently volatile by its nature and subject to upward and downward revisions each quarter as more information becomes available to estimate the ultimate cash proceeds to be received by the Company in the future.

The six months ended June 30, 2019 includes equity method investment loss of $0.7 million, primarily consisting of losses from Itasca of $0.8 million, partially offset by income from PIH of $0.1 million. The losses from Itasca are a result of the temporary loss in market value of its investment in Limbach Holdings, which we expect to reverse in future quarters. The six months ended June 30, 2018 includes equity method investment loss of $0.8 million, primarily consisting of an other-than-temporary impairment charge of $0.7 million, loss of $0.2 million from Itasca and loss of $0.4 million from BKTI, partially offset by income of $0.6 million from PIH.

As a result of the items outlined above, we generated a net loss of $7.6 million and basic and diluted loss per share of $0.52 during the six months ended June 30, 2019, compared to a net loss of $10.5 million and basic and diluted loss per share of $0.73 during the six months ended June 30, 2018.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, and other general corporate activities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. Convergent’s financial performance has improved significantly as a result of those actions and is now generating positive operating income and cash from operations. The startup of Strong Outdoor negatively impacted our cash flow as we invested in building that business. Cash flow from Strong Cinema was historically used to fund operating expenses and startup costs in our other lines of business during 2018. Our capital expenditures during 2019 include costs incurred in the construction of the Strong Cinema production facility in Quebec that sustained damage as a result of inclement weather. The purchase of equipment in connection with the expansion of our Convergent business operations have recently been funded via term loan borrowings and capital leases, and we may continue to do so.

As of June 30, 2019, we had cash and cash equivalents and restricted cash of $3.2 million compared to $7.0 million at December 31, 2018. Of the $3.2 million, $1.6 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the foreseeable future. However, our ability to continue to meet our capital requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed.

Cash Flows from Operating Activities

Net cash used in operating activities was $2.2 million during the six months ended June 30, 2019. The operating loss generated by Strong Outdoor and cash outflows for selling and administrative expenses were partially offset by the operating income and cash flows generated by Strong Cinema and Convergent and improvements in working capital. Net cash used in operating activities was $4.2 million during the six months ended June 30, 2018. The operating loss generated by Strong Outdoor and Convergent and cash outflows for selling and administrative expenses were partially offset by the operating income and cash flows generated by Strong Cinema and improvements in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 million during the six months ended June 30, 2019, consisting of $1.1 million of capital expenditures, partially offset by $0.1 million of proceeds received from the disposal of assets. Net cash used in investing activities was $0.8 million in the first half of 2018, consisting primarily of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.6 million during the six months ended June 30, 2019, primarily consisting of $0.8 million of principal payments on debt and capital lease obligations, partially offset by $0.2 million of proceeds from the issuance of long-term debt. Net cash provided by financing activities during the six months ended June 30, 2018 was $7.1 million, consisting primarily of $7.0 million of proceeds from the sale-leaseback of our Alpharetta, GA office facility and $3.2 million of proceeds from the issuance of short-term debt. As a result of the sale-leaseback transaction, approximately $3.0 million of short-term and long-term debt previously secured by the facility was repaid.

Use of Non-GAAP Measures

We prepare our condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, equity method income/loss, fair value adjustments, severance and transactional expenses and other non-cash charges.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended June 30,
	2019					2018

	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net income (loss)	$202	120	$(1,410)	(2,330)	$(3,418)	$735	(3,014)	$(2,279)	(2,197)	$(6,755)
Interest expense, net	35	111	38	2	186	2	18	-	22	42
Income tax expense	288	101	-	34	423	440	202	-	-	642
Depreciation and amortization	220	472	100	55	847	219	261	68	60	608
EBITDA	745	804	(1,272)	(2,239)	(1,962)	1,396	(2,533)	(2,211)	(2,115)	(5,463)
Stock-based compensation expense	-	-	-	221	221	-	-	-	227	227
Fair value adjustment to notes receivable	797	-	-	-	797	(192)	-	-	-	(192)
Equity method investment loss (income)	47	-	-	(17)	30	1,042	-	-	(302)	740
Loss on disposal of assets	-	-	38	-	38	2	1,329	-	-	1,331
Severance and other	-	-	-	-	-	-	101	-	14	115
Adjusted EBITDA	$1,589	$804	$(1,234)	$(2,035)	$(876)	$2,248	$(1,103)	$(2,211)	$(2,176)	$(3,242)

	Six Months Ended June 30,
	2019					2018

	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net income (loss)	$(145)	699	$(3,444)	(4,679)	$(7,569)	$2,598	(4,138)	$(3,776)	(5,222)	$(10,538)
Interest expense, net	72	202	59	(28)	305	15	27	-	45	87
Income tax expense	310	169	-	85	564	1,092	247	-	-	1,339
Depreciation and amortization	440	896	200	108	1,644	443	480	112	105	1,140
EBITDA	677	1,966	(3,185)	(4,514)	(5,056)	4,148	(3,384)	(3,664)	(5,072)	(7,972)
Stock-based compensation expense	-	-	-	464	464	-	-	-	482	482
Fair value adjustment to notes receivable	1,307	-	-	-	1,307	(150)	-	-	-	(150)
Equity method investment loss (income)	888	-	-	(161)	727	940	-	-	(189)	751
Loss on disposal of assets	63	1	38	-	102	2	1,329	-	-	1,331
Severance and other	-	-	-	-	-	-	101	-	33	134
Adjusted EBITDA	$2,935	$1,967	$(3,147)	$(4,211)	$(2,456)	$4,940	$(1,954)	$(3,664)	$(4,746)	$(5,424)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2018. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. Other than policies related to the adoption of ASC 842 as described in Note 2 to the condensed consolidated financial statements, there were no significant changes in our critical accounting policies during the six months ended June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended June 30, 2019. As of June 30, 2019, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1 #	Form of Non-Employee Director Restricted Share Unit Agreement.				X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

#	Management contract or compensatory plan.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ MARK D. ROBERSON
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Mark D. Roberson, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 14, 2019	Date:	August 14, 2019

