Form 10-Q
period 2019-09-30
BALLANTYNE STRONG, INC.
filed 2019-11-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 29, 2019
Common Stock, $.01 par value	14,518,756 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,388	$6,698
Restricted cash	350	350
Accounts receivable (net of allowance for doubtful accounts of $1,409 and $1,832, respectively)	13,304	13,841
Inventories, net	3,395	3,490
Recoverable income taxes	55	281
Other current assets	1,965	1,663
Total current assets	23,457	26,323
Property, plant and equipment (net of accumulated depreciation of $9,602 and $9,046, respectively)	11,078	14,483
Operating lease right-of-use assets	5,603	-
Finance lease right-of-use assets	2,037	692
Investments	14,060	11,167
Intangible assets, net	1,601	1,795
Goodwill	902	875
Notes receivable	1,812	3,965
Other assets	230	337
Total assets	$60,780	$59,637
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,064	$4,724
Accrued expenses	3,342	2,782
Short-term debt	3,123	3,152
Current portion of long-term debt	979	1,094
Current portion of operating lease obligations	939	-
Current portion of finance lease obligations	1,317	160
Deferred revenue and customer deposits	3,376	2,310
Total current liabilities	19,140	14,222
Long-term debt, net of current portion and debt issuance costs	3,275	10,053
Operating lease obligations, net of current portion	4,894	-
Finance lease obligations, net of current portion	3,794	427
Deferred revenue and customer deposits, net of current portion	1,152	1,167
Deferred income taxes	2,476	2,516
Other accrued expenses, net of current portion	91	254
Total liabilities	34,822	28,639
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,313 and 17,237 shares at September 30, 2019 and December 31, 2018, respectively; outstanding 14,519 and 14,443 shares at September 30, 2019 and December 31, 2018, respectively	169	169
Additional paid-in capital	42,272	41,474
Retained earnings	6,748	13,319
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,645)	(5,378)
Total stockholders' equity	25,958	30,998
Total liabilities and stockholders' equity	$60,780	$59,637

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net product sales	$9,192	$8,417	$20,840	$24,602
Net service revenues	7,654	8,036	24,581	21,856
Total net revenues	16,846	16,453	45,421	46,458
Cost of products sold	5,603	5,102	17,526	16,572
Cost of services	5,430	7,821	16,204	22,216
Total cost of revenues	11,033	12,923	33,730	38,788
Gross profit	5,813	3,530	11,691	7,670
Selling and administrative expenses:
Selling	1,373	1,139	3,823	3,638
Administrative	4,371	3,384	12,597	12,301
Total selling and administrative expenses	5,744	4,523	16,420	15,939
Loss on disposal of assets	(3)	(799)	(105)	(2,130)
Income (loss) from operations	66	(1,792)	(4,834)	(10,399)
Other income (expense):
Interest income	1	-	3	-
Interest expense	(263)	(180)	(568)	(267)
Fair value adjustment to notes receivable	(845)	802	(2,153)	953
Foreign currency transaction gain (loss)	66	(67)	(154)	41
Other income (expense), net	414	6	868	(9)
Total other (expense) income	(627)	561	(2,004)	718
Loss before income taxes and equity method investment (loss) income	(561)	(1,231)	(6,838)	(9,681)
Income tax expense	731	497	1,295	1,837
Equity method investment (loss) income	(496)	507	(1,223)	(244)
Net loss	$(1,788)	$(1,221)	$(9,356)	$(11,762)
Basic loss per share	$(0.12)	$(0.08)	$(0.65)	$(0.82)
Diluted loss per share	$(0.12)	$(0.08)	$(0.65)	$(0.82)

Weighted-average shares used in computing net loss per share:
Basic	14,494	14,392	14,476	14,366
Diluted	14,494	14,392	14,476	14,366

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1,788)	$(1,221)	$(9,356)	$(11,762)
Adjustment to postretirement benefit obligation	-	6	2	15
Unrealized gain (loss) on available-for-sale securities of equity method investments, net of tax	166	(33)	407	(203)
Currency translation adjustment:
Unrealized net change arising during period	(26)	245	324	(585)
Total other comprehensive income (loss)	140	218	733	(773)
Comprehensive loss	$(1,648)	$(1,003)	$(8,623)	$(12,535)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

The following summarizes the changes in stockholders’ equity for the three and nine months ended September 30, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	$169	$41,474	$13,319	$(18,586)	$(5,378)	$30,998
Net loss	-	-	(4,150)	-	-	(4,150)
Net other comprehensive income	-	-	-	-	168	168
Cumulative effect of adoption of ASC 842	-	-	2,785	-	-	2,785
Stock-based compensation expense	-	243	-	-	-	243
Balance at March 31, 2019	169	41,717	11,954	(18,586)	(5,210)	30,044
Net loss	-	-	(3,418)	-	-	(3,418)
Net other comprehensive income	-	-	-	-	425	425
Stock-based compensation expense	-	221	-	-	-	221
Balance at June 30, 2019	169	41,938	8,536	(18,586)	(4,785)	27,272
Net loss	-	-	(1,788)	-	-	(1,788)
Net other comprehensive income	-	-	-	-	140	140
Stock-based compensation expense	-	334	-	-	-	334
Balance at September 30, 2019	$169	$42,272	$6,748	$(18,586)	$(4,645)	$25,958

The following summarizes the changes in stockholders’ equity for the three and nine months ended September 30, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	$169	$40,565	$25,570	$(18,586)	$(3,596)	$44,122
Net loss	-	-	(3,785)	-	-	(3,785)
Net other comprehensive loss	-	-	-	-	(510)	(510)
Cumulative effect of adoption of ASC 606	-	-	76	-	-	76
Stock-based compensation expense	-	255	-	-	-	255
Balance at March 31, 2018	169	40,820	21,861	(18,586)	(4,106)	40,158
Net loss	-	-	(6,755)	-	-	(6,755)
Net other comprehensive loss	-	-	-	-	(481)	(481)
Issuance of warrants to purchase 100 shares of common stock, net of issuance costs	-	75	-	-	-	75
Stock-based compensation expense	-	227	-	-	-	227
Balance at June 30, 2018	169	41,122	15,106	(18,586)	(4,587)	33,224
Net loss	-	-	(1,221)	-	-	(1,221)
Net other comprehensive income	-	-	-	-	218	218
Adjustment to issuance of warrants to purchase 100 shares of common stock, net of issuance costs	-	(4)	-	-	-	(4)
Stock-based compensation expense	-	166	-	-	-	166
Balance at September 30, 2018	$169	$41,284	$13,885	$(18,586)	$(4,369)	$32,383

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,356)	$(11,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts	(509)	381
Provision for obsolete inventory	245	412
Provision for warranty	24	83
Depreciation and amortization	2,537	1,953
Amortization and accretion of operating leases	1,434	-
Fair value adjustment to notes receivable	2,153	(953)
Equity method investment loss	1,223	244
Recognition of contract acquisition costs	-	29
Loss on disposal of assets	105	2,130
Gain on Firefly transaction (Note 6)	(220)	-
Deferred income taxes	(129)	(146)
Impairment of operating lease	-	209
Impairment of contract acquisition costs	-	59
Stock-based compensation expense	798	648
Dividends received from investee	-	817
Changes in operating assets and liabilities:
Accounts receivable	1,148	(4,244)
Inventories	(96)	413
Current income taxes	229	178
Other assets	(214)	(1,021)
Accounts payable and accrued expenses	1,568	415
Deferred revenue and customer deposits	1,043	1,359
Operating lease obligations	(1,567)	-
Net cash provided by (used in) operating activities	416	(8,796)

(Continued on following page)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from investing activities:
Proceeds from sale of equity securities	$-	$4,531
Proceeds from sale of property, plant and equipment	121	-
Dividends received from investee in excess of cumulative earnings	-	69
Capital expenditures	(1,717)	(1,220)
Net cash (used in) provided by investing activities	(1,596)	3,380

Cash flows from financing activities:
Proceeds from issuance of long-term debt	237	-
Proceeds from issuance of short-term debt	-	3,205
Proceeds from sale-leaseback financing	-	7,000
Principal payments on short-term debt	(323)	(1,097)
Principal payments on long-term debt	(725)	(2,278)
Payment of debt issuance costs	-	(22)
Payments on capital lease obligations	(420)	(147)
Other	-	(8)
Net cash (used in) provided by financing activities	(1,231)	6,653
Effect of exchange rate changes on cash and cash equivalents	101	(98)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,310)	1,139
Cash and cash equivalents and restricted cash at beginning of period	7,048	4,870
Cash and cash equivalents and restricted cash at end of period	$4,738	$6,009

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,388	$5,659
Restricted cash	350	350
Total cash and cash equivalents and restricted cash	$4,738	$6,009

Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$364	$4,121
Capital lease obligations for property and equipment	$1,613	$-
Investment in Firefly Systems, Inc. (Note 6)	$3,614	$-
Short-term borrowings to finance insurance	$46	$-

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

Effective August 8, 2019, the Company’s Board of Directors approved the relocation of Ballantyne’s headquarters from 11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska to 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the three and nine months ended September 30, 2019 and determined that the Company’s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. The carrying value of our equity method and cost method investments is reported in “investments” in the condensed consolidated balance sheets. Note 6 contains additional information on our equity method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of September 30, 2019 and December 31, 2018.

Fair values measured on a recurring basis at September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,388	$-	$-	$4,388
Restricted cash	350	-	-	350
Notes receivable	-	-	1,812	1,812
Total	$4,738	$-	$1,812	$6,550

Fair values measured on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,698	$-	$-	$6,698
Restricted cash	350	-		350
Notes receivable	-	-	3,965	3,965
Total	$7,048	$-	$3,965	$11,013

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	Nine Months Ended September 30,
	2019	2018
Notes receivable balance, beginning of period	$3,965	$2,815
Fair value adjustment	(2,153)	953
Notes receivable balance, end of period	$1,812	$3,768

Quantitative information about the Company’s level 3 fair value measurements at September 30, 2019 is set forth below (in thousands):

	Fair value at September 30, 2019	Valuation technique	Unobservable input	Value
Notes receivable	$1,812	Discounted cash flow	Default percentage	72%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%. The notes receivable are recorded at estimated fair value. In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable on a quarterly basis. The Company recorded a decrease to the fair value of the notes receivable of $2.2 million during the nine months ended September 30, 2019 and an increase to the fair value of the notes receivable of $1.0 million during the nine months ended September 30, 2018. The adjustments to the fair value of the notes receivable are included in other (expense) income on the Company’s condensed consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The Company’s short-term and long-term debt is recorded at historical cost. As of September 30, 2019, the Company’s long-term debt, including current maturities, had a carrying value of $4.3 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at September 30, 2019 was $3.8 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity and cost method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During the three and nine months ended September 30, 2018, the Company recorded impairment charges of $0.8 million and $2.1 million, respectively, related to the abandonment of internally developed software intangible assets as a loss on disposal of assets in the condensed consolidated statement of operations. Other than the intangible asset impairment, the Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three and nine months ended September 30, 2019 or 2018.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In July 2019, the FASB announced its intention to propose an extended effective date of January 1, 2023 for adoption of the ASU by smaller reporting companies. In October 2019, the FASB voted in favor of finalizing its proposal to defer the effective date of this standard. Subject to any additional guidance or clarification from the FASB or the SEC, management believes the Company will qualify for this proposed deferral. The Company believes the adoption of this ASU will not significantly impact its results of operations and financial position.

3. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the identified performance obligations
●	Recognize revenue when, or as, the Company satisfies the performance obligations

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

Deferred contract acquisition costs are included in other assets. The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2019 or December 31, 2018.

The following tables disaggregate the Company’s revenue by major source for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$4,441	$-	$-	$-	$4,441
Digital equipment sales	3,285	757	-	-	4,042
Extended warranty sales	197	-	-	-	197
Other product sales	512	-	-	-	512
Total product sales	8,435	757	-	-	9,192
Field maintenance and monitoring services	1,969	3,078	58	-	5,105
Installation services	473	611	-	-	1,084
Advertising	-	-	1,173	-	1,173
Other service revenues	51	86	65	90	292
Total service revenues	2,493	3,775	1,296	90	7,654
Total	$10,928	$4,532	$1,296	$90	$16,846

	Nine Months Ended September 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$10,370	$-	$-	$-	$10,370
Digital equipment sales	6,396	2,248	-	-	8,644
Extended warranty sales	582	-	-	-	582
Other product sales	1,238	6	-	-	1,244
Total product sales	18,586	2,254	-	-	20,840
Field maintenance and monitoring services	6,060	8,637	286	-	14,983
Installation services	1,540	4,194	-	-	5,734
Advertising	-	-	3,127	-	3,127
Other service revenues	219	119	111	288	737
Total service revenues	7,819	12,950	3,524	288	24,581
Total	$26,405	$15,204	$3,524	$288	$45,421

The following tables disaggregate the Company’s revenue by major source for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$5,024	$-	$-	$-	$5,024
Digital equipment sales	2,126	586	-	-	2,712
Extended warranty sales	213	-	-	-	213
Other product sales	450	18	-	-	468
Total product sales	7,813	604	-	-	8,417
Field maintenance and monitoring services	2,838	1,806	-	-	4,644
Installation services	712	1,069	-	-	1,781
Advertising	-	-	1,480	-	1,480
Other service revenues	68	-	-	63	131
Total service revenues	3,618	2,875	1,480	63	8,036
Total	$11,431	$3,479	$1,480	$63	$16,453

	Nine Months Ended September 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Screen system sales	$13,288	$-	$-	$-	$13,288
Digital equipment sales	7,198	1,742	-	-	8,940
Extended warranty sales	804	-	-	-	804
Other product sales	1,552	18	-	-	1,570
Total product sales	22,842	1,760	-	-	24,602
Field maintenance and monitoring services	8,666	6,409	-	-	15,075
Installation services	1,420	3,057	-	-	4,477
Advertising	-	-	1,948	-	1,948
Other service revenues	165	-	-	191	356
Total service revenues	10,251	9,466	1,948	191	21,856
Total	$33,093	$11,226	$1,948	$191	$46,458

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$9,364	$1,518	$123	$49	$11,054
Over time	1,564	3,014	1,173	41	5,792
Total	$10,928	$4,532	$1,296	$90	$16,846

	Nine Months Ended September 30, 2019
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$21,746	$6,918	$397	$164	$29,225
Over time	4,659	8,286	3,127	124	16,196
Total	$26,405	$15,204	$3,524	$288	$45,421

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$9,743	$1,875	$-	$-	$11,618
Over time	1,688	1,604	1,480	63	4,835
Total	$11,431	$3,479	$1,480	$63	$16,453

	Nine Months Ended September 30, 2018
	Strong Cinema	Convergent	Strong Outdoor	Other	Total
Point in time	$27,814	$5,710	$-	$-	$33,524
Over time	5,279	5,516	1,948	191	12,934
Total	$33,093	$11,226	$1,948	$191	$46,458

At September 30, 2019, the unearned revenue amount associated with maintenance and monitoring services, extended warranty sales and advertising services in which the Company is the primary obligor was $2.7 million. The Company expects to recognize $1.1 million of unearned revenue amounts throughout the rest of 2019, $1.6 million during 2020 and immaterial amounts during 2021-2023.

4. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses in all periods presented, there were no differences between average shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018. The following table summarizes the weighted average shares used to compute basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,494	14,392	14,476	14,366
Dilutive effect of stock options and certain non-vested restricted stock awards	-	-	-	-
Diluted weighted average shares outstanding	14,494	14,392	14,476	14,366

For the three and nine months ended September 30, 2019, options to purchase 772,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 165,206 and 146,461 common stock equivalents related to options and restricted stock awards were excluded for the three and nine months ended September 30, 2019, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. For the three and nine months ended September 30, 2018, options to purchase 330,000 shares of common stock were outstanding but were not included in the computation of diluted loss per share as the option’s exercise price was greater than the average market price of the common shares for each period. An additional 63,398 and 166,391 common stock equivalents related to options and restricted stock awards were excluded for the three and nine months ended September 30, 2018, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and components	$1,656	$1,422
Work in process	351	-
Finished goods	1,388	2,068
	$3,395	$3,490

The inventory balances are net of reserves of approximately $1.4 million as of both September 30, 2019 and December 31, 2018, respectively.

6. Investments

The following summarizes our investments (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
1347 Property Insurance Holdings, Inc.	$7,523	17.3%	$7,738	17.3%
Itasca Capital, Ltd.	2,923	32.3%	3,429	32.3%
Total Equity Method Investments	10,446		11,167

Cost Method Investment
Firefly Systems, Inc.	3,614		-
Total Investments	$14,060		$11,167

Equity Method Investments

The following summarizes the (loss) income of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Entity
1347 Property Insurance Holdings, Inc.	$(783)	$23	$(622)	$603
Itasca Capital, Ltd.	287	(28)	(601)	(967)
BK Technologies Corporation	-	512	-	120
Total	$(496)	$507	$(1,223)	$(244)

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that provides property and casualty insurance in the States of Louisiana, Texas and Florida. The Company’s Chief Executive Officer is chairman of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The Company did not receive dividends from PIH during the three and nine months ended September 30, 2019 or 2018. On February 25, 2019, PIH announced a definitive agreement pursuant to which FedNat Holding Company will acquire substantially all of PIH’s homeowners’ insurance operations. PIH intends to maintain its Nasdaq listing and utilize the proceeds from the transaction to launch a new growth strategy focused on reinsurance, investment management and new investment opportunities. PIH intends to provide additional details on the rollout of this strategy prior to the closing of the transaction. On June 10, 2019, PIH held a special meeting of stockholders at which PIH’s stockholders approved the transaction. In addition, regulatory approvals have been obtained, subject to compliance with the consent orders issued by the insurance regulators, and the transaction is currently expected to close in December 2019. During the quarter ended June 30, 2019, as a result of the planned sale, PIH classified its homeowners’ insurance operations as discontinued operations. Based on quoted market prices, the market value of the Company’s ownership in PIH was $4.6 million at September 30, 2019.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chief Executive Officer is chairman of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three and nine months ended September 30, 2019 or 2018. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $1.7 million at September 30, 2019.

BK Technologies Corporation (“BKTI”) is a publicly traded holding company that, through its wholly-owned operating subsidiary BK Technologies, Inc., designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. BK Technologies Corporation became the parent company of BK Technologies, Inc. following the completion of a holding company reorganization on March 28, 2019. On September 9, 2018, the Company entered into an agreement with Fundamental Global Investors, LLC (“FGI”), a related party, where the Company sold its shares of common stock of BKTI to FGI. Due to the Company’s significant influence, but not controlling interest, in BKTI, the Company’s investment in BKTI was accounted for using the equity method. Prior to the sale of the BKTI common stock, the Company received dividends of $23 thousand and $0.1 million during the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the Company’s retained earnings included accumulated deficit from its equity method investees of $0.6 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the nine months ended June 30, 2019 and 2018, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag (in thousands):

For the nine months ended June 30,	2019	2018

Revenue (1)	$16,713	$11,711
Operating (loss) income (1)	$(910)	$2,130
Net (loss) income	$(5,490)	$2,500

(1) Except for the three month periods ended December 31, 2018 and 2017, these amounts have been restated to reflect PIH’s reclassification of a significant portion of its business to discontinued operations.

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

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time as the lease expires. In addition, of the $4.8 million of Firefly Shares received, $1.2 million are eligible for repurchase by Firefly if the Company does not exercise the purchase option contained within the master lease agreement. Accordingly, the Company has deferred recognizing an investment related to these Firefly Shares eligible for repurchase until such time it is reasonably certain the Company will exercise the purchase option. The transaction, in effect, transferred control of the underlying asset to Firefly. Therefore, the Company accounted for the transaction as a sales-type lease resulting in the derecognition of the $3.4 million right-of-use asset related to the master lease agreement and a selling profit of $0.2 million, which is recorded within other income (expense) on the condensed consolidated statement of operations. As additional consideration for the right to use the digital taxi tops, Firefly has agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly will make on its behalf are considered variable payments and were not included in the calculation of the selling profit. Therefore, the Company will record the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

7. Intangible Assets

Intangible assets consisted of the following at September 30, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$194	$-	$194
Intangible assets subject to amortization:
Software in service	5	2,319	(966)	1,353
Product formulation	10	462	(408)	$54
Total		$2,975	$(1,374)	$1,601

Intangible assets consisted of the following at December 31, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$119	$-	$119
Intangible assets subject to amortization:
Software in service	5	2,188	(595)	1,593
Product formulation	10	447	(364)	83
Total		$2,754	$(959)	$1,795

Amortization expense relating to intangible assets was $0.1 million during each of the three months ended September 30, 2019 and 2018, and $0.4 million and $0.5 million during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2018, the Company also recorded an impairment charge of $1.3 million related to abandoned software in service in the Convergent segment as a loss on disposal of assets in the condensed consolidated statement of operations.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Remainder 2019	$131
2020	515
2021	476
2022	230
2023	55
Thereafter	-
Total	$1,407

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2019 (in thousands):

Balance as of December 31, 2018	$875
Foreign currency translation	27
Balance as of September 30, 2019	$902

9. Warranty Reserves

In most instances, the Company’s digital projection products are covered by the manufacturing firm’s original warranty; however, for certain customers the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warranty accrual at beginning of period	$328	$449	$350	$521
Charged to expense	(1)	18	24	83
Claims paid, net of recoveries	(16)	(26)	(70)	(142)
Foreign currency adjustment	2	8	9	(13)
Warranty accrual at end of period	$313	$449	$313	$449

10. Debt

The Company’s debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Short-term debt:
Strong/MDI installment loan	$3,077	$3,152
Insurance note payable	46	-
Current portion of long-term debt	979	1,094
Total short-term debt	4,102	4,246
Long-term debt:
Sale-leaseback financing	-	6,769
Equipment term loans	4,271	4,398
Total principal balance of long-term debt	4,271	11,167
Less: current portion	(979)	(1,094)
Less: unamortized debt issuance costs	(17)	(20)
Total long-term debt	3,275	10,053
Total short-term and long-term debt	$7,377	$14,299

Equipment Term Loans

On May 22, 2018, the Company’s subsidiary, Convergent, entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. Installment payments under each contract for purchase of the equipment are due monthly for a period of 60 months. The financing provided in the agreement is secured by the equipment, and the obligations under the agreement are recorded as long-term debt on the Company’s condensed consolidated balance sheet. In December 2018, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment. This round of financing totaled approximately $0.6 million. In June 2019, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment. This round of financing totaled approximately $0.2 million. Installment payments under each contract are due monthly for a period of 60 months. The financing under the agreements is secured by the equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $4.3 million of outstanding borrowings under equipment term loan agreements at September 30, 2019, which bear interest at a weighted-average fixed rate of 7.6%.

Strong/MDI Installment Loan

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$4.1 million of principal outstanding on the 20-year installment loan as of September 30, 2019, which bears variable interest at 4.45%. Strong/MDI was in compliance with its debt covenants as of September 30, 2019.

Sale-leaseback Financing

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

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of September 30, 2019 (in thousands):

Remainder of 2019	$239
2020	1,002
2021	1,079
2022	1,146
2023	786
Thereafter	19
Total	$4,271

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$282	$420
Interest on lease liabilities	142	184
Operating lease cost	421	1,751
Short-term lease cost	12	21
Sublease income	(120)	(313)
Net lease cost	$737	$2,063

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$142	$184
Operating cash flows from operating leases	$333	$1,567
Financing cash flows from finance leases	$282	$420
Right-of-use assets obtained in exchange for new finance lease liabilities	$902	$1,613
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$644
Derecognition of right-of-use asset in connection with Firefly transaction	$-	$3,394

As of September 30, 2019
Weighted-average remaining lease term - finance leases (years)	3.5
Weighted-average remaining lease term - operating leases (years)	7.5
Weighted-average discount rate - finance leases	12.6%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
Remainder 2019	$322	$476
2020	1,159	1,882
2021	1,061	1,882
2022	721	1,650
2023	656	353
Thereafter	3,116	87
Total lease payments	7,035	6,330
Less: Amount representing interest	(1,202)	(1,219)
Present value of lease payments	5,833	5,111
Less: Current maturities	(939)	(1,317)
Lease obligations, net of current portion	$4,894	$3,794

The Company subleases certain office and warehouse space and equipment to third parties. Sublease income is included in net service revenues in the condensed consolidated statements of operations. The following table presents a maturity analysis of the Company’s long-term subleases (in thousands):

Remainder 2019	$54
2020	163
2021	137
2022	23
2023	-
Thereafter	-
Total sublease payments	$377

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

12. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2019 and December 31, 2018.

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2015 through 2018. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. The total number of shares authorized for issuance under the 2017 Plan is 1,371,189 shares, with 391,778 shares remaining available for grant at September 30, 2019.

Stock Options

The Company granted a total of 295,000 and 387,500 stock options during the nine months ended September 30, 2019 and 2018, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $2.91 and $1.82, respectively. The fair value of each stock option granted was estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2019	2018
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	1.62% - 1.98%	2.49%
Expected stock price volatility	47.9% - 50.6%	35.6%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that stock options will be outstanding.

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	867,000	$5.06	8.3	$-
Granted	295,000	2.91
Exercised	-	-
Forfeited	(41,500)	5.29
Expired	(13,500)	5.38
Outstanding at September 30, 2019	1,107,000	$4.47	8.1	$104
Exercisable at September 30, 2019	294,000	$5.18	7.0	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of September 30, 2019, 813,000 stock option awards were non-vested. Unrecognized compensation cost related to stock option awards was approximately $1.2 million, which is expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock Shares and Restricted Stock Units

The Company granted a total of 417,378 and 147,500 restricted stock units during the nine months ended September 30, 2019 and 2018, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock share activity for the nine months ended September 30, 2019:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	46,667	$6.50
Granted	-	-
Shares vested	(23,333)	6.50
Shares forfeited	-	-
Non-vested at September 30, 2019	23,334	$6.50

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	277,498	$3.33
Granted	417,378	2.95
Shares vested	(75,833)	3.87
Shares forfeited	-	-
Non-vested at September 30, 2019	619,043	$2.10

As of September 30, 2019, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 59% and 53% of total consolidated net revenues for the three and nine months ended September 30, 2019, respectively. Trade accounts receivable from these customers represented approximately 53% of net consolidated receivables at September 30, 2019. The Company had one customer account for more than 10% of its net revenues during the three and nine months ended September 30, 2019. In addition, the Company had two customers account for more than 10% of net consolidated receivables at September 30, 2019. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The insurance company has informed the Company that it has established preliminary loss reserves for both property and casualty claims and business interruption claims. However, those claims reserves are estimates based on preliminary information and are subject to change as the insurance carrier completes its analyses and continues its claims review process over the next several months. The ultimate amount of insurance proceeds to be received by the Company could be significantly different than the insurance company’s reserve estimates. During the nine months ended September 30, 2019, the insurance carrier advanced $1.8 million of insurance proceeds to the Company, which includes $1.2 million related to the property and casualty claim and the remaining $0.6 million related to our business interruption claim. Any additional future claims payments are at the discretion of the insurance carrier based on its continuing claims analysis.

For the nine months ended September 30, 2019, the Company recorded total insurance recoveries of its incurred costs totaling $0.8 million. Of the $0.8 million of insurance recoveries during the nine months ended September 30, 2019, $0.6 million related to the property and casualty claim and $0.2 million related to the business interruption claim. Those recoveries offset the operating costs detailed above, and effectively offset the incremental costs incurred by the Company in the first nine months of 2019. During the nine months ended September 30, 2019, the Company recorded a gain of $0.7 million related to its property and casualty claim. The remaining $0.4 million of proceeds received in connection with the business interruption claim has been recorded within accrued expenses on the condensed consolidated balance sheet as of September 30, 2019. Recovery of lost profit under the business interruption coverage will be reflected in future periods as contingencies are resolved and the amounts are confirmed with the insurer.

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

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net revenues
Strong Cinema	$10,928	$11,431	$26,405	$33,093
Convergent	4,532	3,479	15,204	11,226
Strong Outdoor	1,296	1,480	3,524	1,948
Other	90	63	288	191
Total net revenues	16,846	16,453	45,421	46,458

Gross profit (loss)
Strong Cinema	3,669	4,415	8,621	11,015
Convergent	1,469	(51)	4,622	580
Strong Outdoor	585	(897)	(1,839)	(4,116)
Other	90	63	287	191
Total gross profit	5,813	3,530	11,691	7,670

Operating income (loss)
Strong Cinema	2,230	3,383	4,646	7,681
Convergent	394	(1,413)	1,467	(5,170)
Strong Outdoor	(224)	(1,175)	(3,829)	(4,951)
Other	(206)	(57)	(603)	(202)
Total segment operating income (loss)	2,194	738	1,681	(2,642)
Unallocated administrative expenses	(2,128)	(1,712)	(6,515)	(6,939)
Unallocated loss on disposal of assets	-	(818)	-	(818)
Income (loss) from operations	66	(1,792)	(4,834)	(10,399)
Other (expense) income, net	(627)	561	(2,004)	718
Loss before income taxes and equity method investment loss	$(561)	$(1,231)	$(6,838)	$(9,681)

(In thousands)	September 30, 2019	December 31, 2018
Identifiable assets
Strong Cinema	$21,385	$27,009
Convergent	16,824	14,024
Strong Outdoor	3,306	3,454
Corporate assets	19,265	15,150
Total	$60,780	$59,637

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net revenue
United States	$13,691	$12,495	$38,519	$36,196
Canada	1,111	1,234	2,664	4,148
China	633	1,581	1,763	2,867
Mexico	65	206	70	1,293
Latin America	275	256	574	659
Europe	521	456	1,058	809
Asia (excluding China)	348	160	515	337
Other	202	65	258	149
Total	$16,846	$16,453	$45,421	$46,458

(In thousands)	September 30, 2019	December 31, 2018
Identifiable assets
United States	$43,813	$42,780
Canada	16,967	16,857
Total	$60,780	$59,637

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

Effective August 8, 2019, the Company’s Board of Directors approved the relocation of our headquarters from 11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska to 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209.

Also on August 8, 2019, the Company’s Board of Directors approved the unwinding of StrongVest Global Advisors, LLC, a wholly-owned subsidiary of the Company that served as advisor to an exchange-traded fund issued by the StrongVest ETF Trust. On August 9, 2019, the StrongVest ETF Trust’s Board of Directors also approved the shutdown. In connection with the unwinding, the Company recorded expenses of $0.1 million during the third quarter of 2019.

We conduct our operations through three primary business segments: Strong Cinema, Convergent and Strong Outdoor. Our Strong Cinema business is one of the largest manufacturers of premium projection screens. We also manufacture customized screen support systems, distribute other products and provide technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to corporate customers. Strong Outdoor started operations in the second half of 2018 and began selling advertising on taxicab signs in New York City.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 58% of our revenues for the nine months ended September 30, 2019 were from Strong Cinema, approximately 34% were from Convergent and approximately 8% were from Strong Outdoor. During the fourth quarter 2018, we separated our former Digital Media segment into separate Convergent and Strong Outdoor segments. All prior periods have been recast in our segment reporting to reflect the current segment organization. Additional information related to our reporting segments can be found in Note 15 in the notes to the condensed consolidated financial statements.

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items reflected in our condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.5	78.5	74.3	83.5
Gross profit	34.5	21.5	25.7	16.5
Selling and administrative expenses	34.1	27.5	36.2	34.3
Income (loss) from operations	0.4	(10.9)	(10.6)	(22.4)
Net loss	(10.6)	(7.4)	(20.6)	(25.3)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

Net revenues during the quarter ended September 30, 2019 increased 2.4% to $16.8 million from $16.5 million during the quarter ended September 30, 2018.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$10,928	$11,431	$(503)	(4.4)%
Convergent	4,532	3,479	1,053	30.3%
Strong Outdoor	1,296	1,480	(184)	(12.4)%
Other	90	63	27	42.9%
Total net revenues	$16,846	$16,453	$393	2.4%

Strong Cinema

Sales of Cinema products and services decreased 4.4% to $10.9 million in the third quarter of 2019 from $11.4 million in the third quarter of 2018. The decrease was primarily the result of a weather-related incident affecting our production facility in Quebec and a decrease in screen support systems, installation services and time and materials-based services, partially offset by an increase in non-recurring audio and projection system sales. As a result of excessive snow pack on the roof, a portion of the Quebec facility suffered damage that caused the facility to temporarily halt operations for several weeks in the first and second quarter of 2019 and relocate the affected operations to temporary areas of the plant. While operations resumed, we continued to experience inefficiencies while the affected portion of the building was demolished and rebuilt. The improved facility and new production equipment, which were covered by our insurance programs, are nearing completion and we expect will resume production in the fourth quarter of 2019.

Convergent

Sales of Convergent products and services increased 30.3% to $4.5 million in the third quarter of 2019 from $3.5 million in the third quarter of 2018. The increase was driven primarily by the increased recurring revenue and installation revenue from the rollout of the DSaaS program to large enterprise customers. Revenue from the installation of other products also increased from the prior year due the timing of customer installation projects and the increase in new business.

Strong Outdoor

Revenues from advertising services were $1.3 million during the three months ended September 30, 2019 compared to $1.5 million during the three months ended September 30, 2018. The decrease in revenues during the quarter ended September 30, 2019 was due to the Firefly transaction as the digital taxitop revenues are no longer included in Strong Outdoors’s results of operations, which was partially offset by higher revenue from static taxitops during the third quarter of 2019.

Gross Profit

Gross profit during the quarter ended September 30, 2019 was $5.8 million compared to $3.5 million during the quarter ended September 30, 2018. As a percentage of revenue, gross profit improved to 34.5% for the quarter ended September 30, 2019 compared to 21.5% for the third quarter of 2018.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$3,669	$4,415	$(746)	(16.9)%
Convergent	1,469	(51)	1,520	(2,980.4)%
Strong Outdoor	585	(897)	1,482	(165.2)%
Other	90	63	27	42.9%
Total gross profit	$5,813	$3,530	$2,283	64.7%

Strong Cinema

Gross profit in the Cinema segment was $3.7 million or 33.6% of revenues in the third quarter of 2019 compared to $4.4 million or 38.6% of revenues in the third quarter of 2018. The decrease in gross profit dollars is primarily due to the decline in revenues and changes in product mix.

Convergent

Gross profit in the Convergent segment was $1.5 million or 32.4% of revenues in the third quarter of 2019 compared to a gross loss of $0.1 million or 1.5% of revenues in the third quarter of 2018. The increase in gross profit was driven primarily by the increase in higher margin DSaaS revenue combined with positive impact of the cost reduction initiatives implemented in mid-2018. In addition, we incurred inventory write-offs and other non-recurring charges in 2018 related to the repositioning of the business and exiting of certain facilities and lines of business.

Strong Outdoor

Strong Outdoor generated a gross profit of $0.6 million in the third quarter of 2019 compared to a gross loss of $0.9 million in the third quarter of 2018. Gross profit improved during the third quarter of 2019 due to increased revenue from static tops and lower fixed operating costs, partially offset by reduced revenue from digital tops following the Firefly transaction.

Operating Income (Loss)

We generated operating income of $0.1 million in the third quarter of 2019 compared to an operating loss of $1.8 million in the third quarter of 2018.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$2,230	$3,383	$(1,153)	(34.1)%
Convergent	394	(1,413)	1,807	(127.9)%
Strong Outdoor	(224)	(1,175)	951	(80.9)%
Other	(206)	(57)	(149)	261.4%
Total segment operating income	2,194	738	1,456	197.3%
Unallocated administrative expenses	(2,128)	(1,712)	(416)	24.3%
Unallocated loss on disposal of assets	-	(818)	818	(100.0)%
Total operating income (loss)	$66	$(1,792)	$1,858	(103.7)%

Strong Cinema generated operating income of $2.2 million in the third quarter of 2019 compared to $3.4 million in the third quarter of 2018. The decrease in operating income was primarily due to the decline in revenues as discussed above.

Convergent generated operating income of $0.4 million in the third quarter of 2019 compared to an operating loss of $1.4 million in the third quarter of 2018. We restructured Convergent’s operations in mid-2018 to reduce operating costs, eliminate low/negative margin products, and to invest in growing our higher margin recurring revenue business lines.

Strong Outdoor generated an operating loss of $0.2 million in the third quarter of 2019 compared to an operating loss of $1.2 million in the third quarter of 2018. The decrease in operating loss was driven primarily by increased gross profit margins discussed above, partially offset by increased overhead and selling costs as the management and sales teams were brought on board in early 2019.

Unallocated administrative expenses increased to $2.1 million in the third quarter of 2019 compared to $1.7 million in the third quarter of 2018. The increase was driven primarily by higher stock-based compensation expense and employee compensation, partially offset by lower professional fees. Unallocated loss on disposal of assets consisted primarily of a $0.8 million loss on abandonment of an internally-developed software intangible asset in the third quarter of 2018.

Other Financial Items

For the third quarter of 2019, total other expense of $0.6 million primarily consisted of a $0.8 million fair value adjustment to our notes receivable and $0.3 million of interest expense, partially offset by a $0.4 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and $0.1 million of foreign currency transaction adjustments. For the third quarter of 2018, total other income of $0.6 million primarily consisted of a $0.8 million fair value adjustment to our notes receivable, partially offset by $0.2 million of interest expense. The estimated fair market value of the notes receivable is subject to upward and downward revisions each quarter as more information becomes available to estimate the ultimate cash proceeds to be received by the Company in the future.

The third quarter of 2019 included equity method investment loss of $0.5 million, which consisted of a $0.8 million loss from PIH, partially offset by $0.3 million in income from Itasca. The losses from PIH were primarily the result of write-downs related to the reclassification of its homeowners’ insurance operations as discontinued operations. The income from Itasca was a result of a change in the market value of its investment in Limbach Holdings, Inc. (“Limbach”). The third quarter of 2018 included equity method investment income of $0.5 million, which primarily consisted of a gain of $0.4 million on the sale of BKTI common stock.

As a result of the items outlined above, we generated a net loss of $1.8 million and basic and diluted loss per share of $0.12 in the third quarter of 2019, compared to a net loss of $1.2 million and basic and diluted loss per share of $0.08 in the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues

Net revenues during the nine months ended September 30, 2019 decreased 2.2% to $45.4 million from $46.5 million during the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$26,405	$33,093	$(6,688)	(20.2)%
Convergent	15,204	11,226	3,978	35.4%
Strong Outdoor	3,524	1,948	1,576	80.9%
Other	288	191	97	50.8%
Total net revenues	$45,421	$46,458	$(1,037)	(2.2)%

Strong Cinema

Sales of Cinema products and services decreased 20.2% to $26.4 million during the nine months ended September 30, 2019 from $33.1 million during the nine months ended September 30, 2018. The decrease was primarily the result of a weather-related incident affecting our production facility in Quebec and a decrease in non-recurring audio and projection system sales. As a result of excessive snow pack on the roof, a portion of the Quebec facility suffered damage that caused the facility to temporarily halt operations for several weeks in the first nine months of 2019. The facility resumed operations in March and is producing and shipping product to its customers, although we continue to experience inefficiencies while the affected portion of the building is being repaired. In addition, revenues from field service and equipment sales decreased due to large non-recurring projects in the first nine months of 2018 that did not repeat in 2019, as well as a reduction in non-recurring time and materials-based services.

Convergent

Sales of Convergent products and services increased 35.4% to $15.2 million during the nine months ended September 30, 2019 from $11.2 million during the nine months ended September 30, 2018. The increase was driven primarily by the increased recurring revenue and installation revenue from the rollout of the DSaaS program to large enterprise customers. Revenue from the installation of other products also increased from the prior year due the timing of customer installation projects and the increase in new business.

Strong Outdoor

Strong Outdoor was a start-up business in 2018 and began generating meaningful advertising revenue in mid-2018. Revenues from advertising services were $3.5 million during the nine months ended September 30, 2019 compared to $1.9 million during the nine months ended September 30, 2018. If the Firefly transaction was effective on January 1, 2019, Strong Outdoor revenue recognized during the first nine months of 2019 would have been reduced by $0.9 million.

Gross Profit

Gross profit during the nine months ended September 30, 2019 was $11.7 million compared to $7.7 million during the nine months ended September 30, 2018. As a percentage of revenue, gross profit improved to 25.7% for the nine months ended September 30, 2019 compared to 16.5% during the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$8,621	$11,015	$(2,394)	(21.7)%
Convergent	4,622	580	4,042	696.9%
Strong Outdoor	(1,839)	(4,116)	2,277	(55.3)%
Other	287	191	96	50.3%
Total gross profit	$11,691	$7,670	$4,021	52.4%

Strong Cinema

Gross profit in the Cinema segment was $8.6 million or 32.6% of revenues during the nine months ended September 30, 2019 compared to $11.0 million or 33.3% of revenues during the nine months ended September 30, 2018. The decrease in gross profit dollars is primarily due to the short-term disruption in our manufacturing operations and related lower revenues as discussed above.

Convergent

Gross profit in the Convergent segment was $4.6 million or 30.4% of revenues during the nine months ended September 30, 2019 compared to $0.6 million or 5.2% of revenues during the nine months ended September 30, 2018. The increase in gross profit was driven primarily by the increase in higher margin DsaaS revenue combined with positive impact of the cost reduction initiatives implemented in mid-2018. In addition, we incurred inventory write-offs and other non-recurring charges in 2018 related to the repositioning of the business and exiting of certain facilities and lines of business.

Strong Outdoor

Strong Outdoor generated a gross loss of $1.8 million during the nine months ended September 30, 2019 compared to $4.1 million during the nine months ended September 30, 2018. The improvement in gross profit was due to increased revenue from static tops and lower fixed operating costs, partially offset by reduced revenue from digital tops following the Firefly transaction. If the Firefly transaction was effective on January 1, 2019, Strong Outdoor cost of sales would have been reduced by approximately $2.4 million.

Operating Income (Loss)

We generated an operating loss of $4.8 million during the nine months ended September 30, 2019 compared to operating loss of $10.4 million during the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Cinema	$4,646	$7,681	$(3,035)	(39.5)%
Convergent	1,467	(5,170)	6,637	(128.4)%
Strong Outdoor	(3,829)	(4,951)	1,122	(22.7)%
Other	(603)	(202)	(401)	198.5%
Total segment operating income (loss)	1,681	(2,642)	4,323	(163.6)%
Unallocated administrative expenses	(6,515)	(6,939)	424	(6.1)%
Unallocated loss on disposal of assets	-	(818)	818	(100.0)%
Total operating loss	$(4,834)	$(10,399)	$5,565	(53.5)%

Strong Cinema generated operating income of $4.6 million during the nine months ended September 30, 2019 compared to $7.7 million during the nine months ended September 30, 2018. The decrease in operating income was primarily due to the disruption in our manufacturing operations and related revenues as discussed above.

Convergent generated operating income of $1.5 million during the nine months ended September 30, 2019 compared to an operating loss of $5.2 million during the nine months ended September 30, 2018. We restructured Convergent’s operations in mid-2018 to reduce operating costs, eliminate low/negative margin products, and to invest in growing our higher margin recurring revenue business lines. In addition, operating income during the nine months ended September 30, 2019 was favorably impacted by approximately $0.5 million due to the settlement and collection of a customer account that had previously been fully reserved as uncollectible.

Strong Outdoor generated an operating loss of $3.8 million during the nine months ended September 30, 2019 compared to an operating loss of $5.0 million during the nine months ended September 30, 2018. The decrease in operating loss was driven primarily by increased revenues and resulting margins being offset by increased overhead and selling costs.

Unallocated administrative expenses decreased to $6.5 million during the nine months ended September 30, 2019 compared to $6.9 million during the nine months ended September 30, 2018. The decrease was driven primarily by lower professional fees and employee compensation.

Other Financial Items

For the nine months ended September 30, 2019, total other expense of $2.0 million primarily consisted of a $2.2 million fair value adjustment to notes receivable, $0.2 million of foreign currency transaction adjustments and $0.6 million of interest expense, partially offset by a $0.6 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and a $0.2 million gain related to the Firefly transaction. For the nine months ended September 30, 2018, total other income of $0.7 million primarily consisted of a $1.0 million fair value adjustment to our notes receivable, partially offset by interest expense of $0.3 million. The estimated fair market value of the notes receivable is inherently volatile by its nature and subject to upward and downward revisions each quarter as more information becomes available to estimate the ultimate cash proceeds to be received by the Company in the future.

The nine months ended September 30, 2019 included equity method investment loss of $1.2 million, which consisted of losses from Itasca and PIH of $0.6 million each. The losses from Itasca were a result of the change in the market value of its investment in Limbach. The losses from PIH were primarily the result of write-downs related to the reclassification of its homeowners’ insurance operations as discontinued operations. The nine months ended September 30, 2018 included equity method investment loss of $0.2 million, primarily consisting of an other-than-temporary impairment charge of $0.7 million related to Itasca, loss of $0.2 million from Itasca and loss of $0.4 million from BKTI, partially offset by income of $0.6 million from PIH and a gain on the sale of BKTI common stock of $0.4 million.

As a result of the items outlined above, we generated a net loss of $9.4 million and basic and diluted loss per share of $0.65 during the nine months ended September 30, 2019, compared to a net loss of $11.8 million and basic and diluted loss per share of $0.82 during the nine months ended September 30, 2018.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, and other general corporate activities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. Convergent’s financial performance has improved significantly as a result of those actions and is now generating positive operating income and cash from operations. The startup of Strong Outdoor negatively impacted our cash flow as we invested in building that business. Cash flow from Strong Cinema was historically used to fund operating expenses and startup costs in our other lines of business during 2018. Our capital expenditures during 2019 include costs incurred in the construction of the Strong Cinema production facility in Quebec that sustained damage as a result of inclement weather. The purchase of equipment in connection with the expansion of our Convergent business operations has recently been funded via term loan borrowings and capital leases, and we may continue to do so.

As of September 30, 2019, we had cash and cash equivalents and restricted cash of $4.7 million compared to $7.0 million at December 31, 2018. Of the $4.7 million, $1.5 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the foreseeable future. However, our ability to continue to meet our capital requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. See Note 10, Debt to the condensed consolidated financial statements for a description of our debt as of September 30, 2019.

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.4 million during the nine months ended September 30, 2019. Cash flows generated by Strong Cinema and Convergent and improvements in working capital were partially offset by the operating loss generated by Strong Outdoor and cash outflows for selling and administrative expenses. Net cash used in operating activities was $8.8 million during the nine months ended September 30, 2018. The operating loss generated by Strong Outdoor and Convergent, cash outflows for selling and administrative expenses and changes in working capital were partially offset by the operating income and cash flows generated by Strong Cinema.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.6 million during the nine months ended September 30, 2019, consisting of $1.7 million of capital expenditures, partially offset by $0.1 million of proceeds received from the disposal of assets. Net cash provided by investing activities was $3.4 million in the nine months of 2018, consisting primarily of $4.5 million of proceeds from our sale of BKTI common stock, partially offset by $1.2 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.2 million during the nine months ended September 30, 2019, primarily consisting of $1.5 million of principal payments on debt and capital lease obligations, partially offset by $0.2 million of proceeds from the issuance of long-term debt. Net cash provided by financing activities during the nine months ended September 30, 2018 was $6.7 million, consisting primarily of $7.0 million of proceeds from the sale-leaseback of our Alpharetta, Georgia office facility and $3.2 million of proceeds from the issuance of short-term debt, partially offset by $3.5 million of principal payments on debt and capital lease obligations, including approximately $3.0 million of short-term and long-term debt previously secured by the office facility that was repaid in conjunction with the sale-leaseback transaction.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended September 30,
	2019					2018
	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net income (loss)	$1,265	$386	$(332)	$(3,107)	$(1,788)	$3,736	$(1,727)	$(1,176)	$(2,054)	$(1,221)
Interest expense, net	35	120	106	1	262	29	151	-	-	180
Income tax expense	827	(96)	-	-	731	423	74	-	-	497
Depreciation and amortization	226	492	124	54	896	219	343	77	71	710
EBITDA	2,353	902	(102)	(3,052)	101	4,407	(1,159)	(1,099)	(1,983)	166
Stock-based compensation expense	-	-	-	334	334	-	-	-	166	166
Fair value adjustment to notes receivable	845	-	-	-	845	(802)	-	-	-	(802)
Equity method investment (income) loss	(287)	-	-	783	496	28	-	-	(535)	(507)
Loss on disposal of assets	3	-	-	-	3	-	(19)	-	818	799
Severance and other	-	4	27	8	39	-	428	-	-	428
Adjusted EBITDA	$2,914	$906	$(75)	$(1,927)	$1,818	$3,633	$(750)	$(1,099)	$(1,534)	$250

	Nine Months Ended September 30,
	2019					2018
	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Cinema	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net income (loss)	$1,120	$1,085	$(3,776)	$(7,785)	$(9,356)	$6,333	$(5,865)	$(4,951)	$(7,279)	$(11,762)
Interest expense, net	105	322	166	(28)	565	44	178	-	45	267
Income tax expense	1,137	72	-	86	1,295	1,516	321	-	-	1,837
Depreciation and amortization	665	1,387	323	162	2,537	662	823	190	175	1,850
EBITDA	3,027	2,866	(3,287)	(7,565)	(4,959)	8,555	(4,543)	(4,761)	(7,059)	(7,808)
Stock-based compensation expense	-	-	-	798	798	-	-	-	648	648
Fair value adjustment to notes receivable	2,153	-	-	-	2,153	(953)	-	-	-	(953)
Equity method investment loss (income)	601	-	-	622	1,223	968	-	-	(724)	244
Loss on disposal of assets	66	1	38	-	105	2	1,310	-	818	2,130
Severance and other	-	4	27	8	39	-	529	-	33	562
Adjusted EBITDA	$5,847	$2,871	$(3,222)	$(6,137)	$(641)	$8,572	$(2,704)	$(4,761)	$(6,284)	$(5,177)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2018. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. Other than policies related to the adoption of ASC 842 as described in Note 2 to the condensed consolidated financial statements, there were no significant changes in our critical accounting policies during the nine months ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended September 30, 2019. As of September 30, 2019, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ D. Kyle Cerminara	By:	/s/ MARK D. ROBERSON
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Mark D. Roberson, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2019	Date:	November 12, 2019

