Form 10-K
period 2019-12-31
BALLANTYNE STRONG, INC.
filed 2020-03-16
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-13906

Ballantyne Strong, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Congress Street, Suite 175 Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 994-8279

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	BTN	NYSE American

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

Large accelerated filer [ ] Non-accelerated filer [X]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 28, 2019 was approximately $29.0 million. The Company does not have any non-voting common equity. As of March 1, 2020, 14,651,253 shares of common stock of Ballantyne Strong, Inc., par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, forward-looking statements may be made in press releases, orally, at conferences, on the Company’s website, or otherwise, by or on behalf of the Company. Statements that are not historical are forward-looking and reflect expectations for future Company performance. These statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goal,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” These statements involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Company’s control. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Company’s ability to expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to maintain its brand and reputation and retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets, economic and political risks of selling products in foreign countries (including tariffs), risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms or at all, the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing coronavirus outbreak emanating from China), the adequacy of insurance and the impact of having a controlling stockholder.

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

PART I

Item 1. Business

General Description of Business

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation established in 1932, is a holding company with the following wholly owned subsidiaries: Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation (“Convergent”), Strong Digital Media, LLC (“SDM”) and StrongVest Global Advisors, LLC (“StrongVest”). Ballantyne went public in 1995; our shares are traded on the NYSE American market under the symbol “BTN.” Our website is www.ballantynestrong.com.

The Company conducts its operations through three operating segments: Strong Entertainment (formerly known as Strong Cinema), Convergent and Strong Outdoor. The Strong Entertainment segment name change is to the name only and had no impact on our historical financial position, results of operations, cash flow or segment level results previously reported. The Company’s strategic plan contemplates a combination of:

●	Investing in the operations and growth of our existing businesses;
●	Evaluating opportunities to maximize value by monetizing investments in our existing businesses; and
●	Investing in public companies, private companies or other areas.

Management is focused on improving the operating performance of its three operating businesses in order to increase organic revenue and cash flow, with the intent of improving the ultimate valuation of those businesses. The Company may seek to sell a minority, majority or all of its existing businesses as part of its strategic plans. In addition, we may invest in other public companies or acquire other businesses, which may be within or outside of the Company’s existing markets.

Fundamental Global Investors, LLC (“Fundamental Global Investors”), the funds that it manages, its other affiliates, and the directors and officers of the Company and their affiliates together held approximately 42.1% of the Company’s outstanding stock as of March 1, 2020. In some cases, funds managed by Fundamental Global Investors may acquire positions in the same public companies as the Company. Fundamental Global Investors’ funds currently hold positions in PIH and Itasca (as defined below).

Operating Segments

Strong Entertainment

Overview

We provide high quality projection screens, technical support services and other related products and services to the cinema exhibition industry, theme parks and other entertainment-related markets. We also distribute and support third party products, including digital projectors, servers, library management systems, menu boards and sound systems.

Products and Services

Projection Screens and Support Systems — We are the largest supplier of premium large format projection screens to the cinema industry in North America. We have an exclusive relationship to supply large format screens to IMAX theaters and supply many of the other major cinema operators worldwide. We also manufacture innovative screen support structures custom built to adapt to virtually any venue requirement, with a unique self-standing modular construction that allows for easy assembly and adjustable size.

We also manufacture and distribute screens to theme parks, museums, and schools and for special events. Our Eclipse curvilinear screens are specially designed to provide maximum viewer engagement in media-based attractions and immersive projection environments. The solid surface minimizes light loss to maintain higher resolution at lower lumen output. Patented speaker panels allow selective placement of rear mounted speakers to ensure the audio derives from the source media on screen. Applications include interactive dark rides, 3D/4D theme park rides, flying theaters and motion simulators.

We believe that our screens are the highest quality in the industry providing the highest gain and other characteristics important to the exhibitor and its patrons. Our high quality is driven by our innovative manufacturing process, focus on quality control and our proprietary coatings. We believe we are the only major screen manufacturer that develops and produces its own proprietary coatings, which are critical to the overall quality, increased screen reflectivity and brightness and continued innovation of our screens.

Technical Services – We provide digital projection equipment installations and after-sale maintenance and network support services to the entertainment industry. Our field service technicians and our Network Operations Center (“NOC”) staff work hand in hand to resolve system and other issues for our customers. We service many of our customers under recurring revenue contracts providing for maintenance and repair to a wide range of installed digital equipment, providing our customers with a reliable turnkey outsourced service option. We also provide services to customers on a time and materials basis. Our NOC, staffed by software engineers and systems techs, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems issues before they cause system failures.

Other Products – We distribute projectors, servers, audio systems and other third-party products including library management systems, lenses and lamps to customers in North and South America.

Markets

We sell our screen systems worldwide, with our primary markets being North America and Asia. Screen systems are primarily sold on a direct basis, although we also use third-party distributors and integrators in some markets.

We have non-exclusive distribution agreements with NEC and Barco that allow us to market digital projectors in North and South America.

We provide technical services in the United States. We market and sell our services both directly to theater owners and other entertainment-related markets and through dealers or Value Added Reseller (“VAR”) networks.

Competition

While there are numerous smaller screen manufacturing companies, the primary competitor in the worldwide projection screen market is Harkness Screens International Ltd. Competitive factors include product performance characteristics, quality, availability, location and price.

The markets for our other Strong Entertainment products and services are highly competitive, and the industry is fragmented. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes other integrators and resellers. Manufacturers may also sell equipment directly to exhibitors, especially for large orders. Our primary competition for installation, after-sale maintenance, and NOC services is Christie Digital Systems USA, Inc., as well as smaller suppliers such as Tri-State Digital Services and Sonic Equipment Company, and in some cases internal resources of our larger entertainment customers.

Convergent

Overview

Convergent delivers digital signage solutions and services primarily to retail, banking, healthcare and Digital-Out-Of-Home (“DOOH”) advertising network operators. Our Digital Signage as a Service (“DSaaS”) platform provides an end-to-end solution including hardware, software, content development and distribution, network monitoring, support and field maintenance services.

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

INFLUENCE – This digital signage solution is designed specifically for DOOH ad network operators. It enables these companies to efficiently and cost-effectively distribute advertising to digital billboard and long-form video content to TVs in bars/restaurants and waiting rooms. Key features include peer-to-peer sharing of content to minimize internet bandwidth consumption for large video files, audience analytics using a camera to measure viewer demographics and dwell time, and proof-of-play reporting. It also supports role-based access to a portal that enables advertisers to upload and schedule playback of their content in the specific time-slots that have been assigned to them by the customer, and view the availability of their digital signage network at any time.

Products and Services

Digital Signage as a Service (DSaaS) Platform – Our platform leverages internally developed and third-party software to automate the customer’s digital signage workflow, including from content creation, approval, storage and management, network deployment, monitoring, case management and incident resolution. Since it is cloud-based, it provides inherent scalability to enable customers to expand their network. The DSaaS platform supports a wide range of applications – all of which are managed through a web portal. New features and functionality are frequently added, both through the efforts of our in-house software development team and integration with an ever-growing ecosystem of third-party applications. We primarily use media players from BrightSign LLC in our DSaaS offerings. Our DSaaS offerings provide the Company with recurring revenue.

Content Creation – We provide creative services to digital signage clients that include media strategy, video and HTML content design and production, and data integration with customers’ business systems. Our creative services team develops custom content to support the branding and marketing initiatives of each client.

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

Network Operations Center – At Convergent’s NOC in Alpharetta, Georgia, a team of engineers and technology team provide continuous digital signage support for our customers’ networks to make sure all systems are functioning as planned. We use digital signage system reports to identify, track and trend potential problem areas and recommend the course of action should any issues arise.

Installation and Maintenance — We provide digital signage installations and post-sale onsite maintenance services. Field technicians work closely with our NOC staff to resolve systems issues that cannot be fixed remotely. Each is certified to install and service a wide array of digital signage and audio equipment from a number of manufacturers. We offer cabling, installation and maintenance services in combination with the above digital signage solutions. We also offer long-term contractual service packages for installation, support and maintenance of satellite networks. The latter service stems from Convergent’s history of building satellite-based broadcast TV networks for corporations and government agencies, which they use primarily for training and town hall meetings.

Measurement and Analytics – We offer the tools and resources to measure the impact of digital signage solutions. We develop measurement criteria, establish benchmarks and identify control mechanisms to test the effectiveness of such solutions during proof of concept and full rollout scenarios.

Markets

Digital Signage – The digital signage market broadly defined includes all uses of digital display technologies and services to project promotional and informative content in the form of images, graphics, videos and creative advertising on digital displays. However, the Company is focused on certain segments of the market that use digital signage to (a) attract consumers into retail stores, banks and restaurants and attempt to influence their purchase decisions, and (b) engage employees with salient corporate messaging intended to positively influence their behavior. The primary sectors for these services include retail, hospitality, banking, healthcare, manufacturing and distribution.

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

Competition

There are many players in our markets who have expertise in integration. Some of the key players include Diversified Media Group LLC and Stratacache, Inc. Competitive factors include range of services provided, reliability and performance characteristics, scalability, customer support and price.

Strong Outdoor

Overview

We provide advertising services and experiential marketing services through Strong Outdoor. We started the business in early 2018 and provide out-of-home advertising services on taxicabs in New York City. We established SDM as the legal entity to conduct this business. We sell advertising to corporate media buyers and advertising agencies for display on vinyl printed signs. In May 2019, SDM transferred the 300 digital taxi tops it previously operated to Firefly (as defined below) in exchange for shares of Firefly.

In 2019, we expanded Strong Outdoor to include experiential marketing services and expanded Strong Outdoor’s services in other markets outside of New York City.

Products and Services

Premium Taxi Top Advertising – Our 16” by 54” premium taxi tops are the largest in the market and contain new illumination systems to provide the brightest static screens on the street.

Traditional Taxi Top Advertising – Our 14” by 48” panels are fully illuminated and provide millions of daily cost-effective advertising impressions for our customers.

Experiential Marketing – We have expanded into experiential marketing, realizing the need for brands to not only reach consumers on a mass level but to create connections with consumers on a more personal level. We do this by utilizing taxi assets and doing stagings and free rides, but also creating opportunities by building out locations. We also intend to create touch points for brands in vehicles that are not taxis, such as glass trucks, and utilize projection for brands to make huge impact around festivals such as CES, SXSW, Coachella, etc.

Markets

Strong Outdoor currently operates in major U.S. metropolitan areas, including New York City, Chicago, Philadelphia, Las Vegas, San Diego, Austin and Boston. Currently, our largest market is New York City. Our customers include advertisers of feature films, television programs, Broadway shows and various consumer products and services.

Competition

There are over 13,000 yellow taxicabs in the New York City market. Other media and taxicab service companies provide taxi-top advertising services for taxicabs not subject to our agreement. We also compete with other forms of out-of-home advertising.

Investments

The Company holds investments in two public companies: approximately 17.2% of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) (“PIH”), a diversified holding company of reinsurance and investment management businesses, and 32.3% of Itasca Capital Ltd. (TSX Venture: ICL) (“Itasca”), a publicly traded Canadian company that is an investment vehicle seeking strategic investments. The Company also holds an investment in a private company, Firefly Systems, Inc. (“Firefly”), which operates a media network and digital advertising solutions on taxi and rideshare vehicles.

Fundamental Global Investors’ funds currently hold positions in PIH and Itasca.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 47% of 2019 consolidated net revenues. Trade accounts receivable from these customers represented approximately 41% of net consolidated receivables at December 31, 2019. In addition, we had one customer account for more than 10% of both our consolidated net revenues during 2019 and our net consolidated receivables as of December 31, 2019.

Manufacturing

We manufacture cinema screens through Strong/MDI, our subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of an 84,500 square-foot facility for the manufacture of cinema screen systems. These facilities include expanded PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state-of-the-art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications.

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

Employees

We employed 296 persons at December 31, 2019, 290 of which were full-time. Of these employees, 147 positions were considered manufacturing or operational, 66 were service related and 83 were considered sales and administrative. We are not a party to any collective bargaining agreement.

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

Within the Strong Entertainment business, the domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. Our Convergent and Strong Outdoor businesses, in particular, are highly dependent on technology. We expect the intensity of competition in each of these areas to continue in the future for a number of reasons including:

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

Our Strong Outdoor business also provides advertising services on taxicabs in New York City on vinyl printed signs and has begun to expand into experiential marketing. Certain competitors have substantially more experience in these markets than we do and may be better positioned to adapt to new technologies or changes in the markets for such services or to provide such services at lower rates. In addition, our experiential marketing initiatives may not acquire market acceptance, or we may be unable to provide such services in a cost-effective manner, if at all. We may also be unable to successfully pursue expansion of such services beyond New York City.

For these and other reasons, we must continue to enhance our technologies and our existing products and services and introduce new high-quality technologies, products and services to meet the wide variety of competitive pressures that we face. If we are unable to compete successfully, our business, prospects and results of operations will be materially adversely impacted.

Our capital allocation strategy may not be successful, which could adversely impact our financial condition.

We intend to continue investing part of our cash balances in public companies. We intend our investments in public companies to be made in circumstances where we believe that we will be able to exercise some degree of influence or control. Currently, our investments are highly concentrated in two public companies, PIH and Itasca, and one private company, Firefly. In some cases, funds controlled by our affiliate Fundamental Global Investors have, and may in the future, acquire positions in the same public companies as us. We may also invest in private companies or other areas, including acquisitions of businesses. These types of investments are riskier than holding our cash balances as bank deposits or, for example, such conservative investments as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these investments. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

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

Our top ten customers accounted for approximately 47% of 2019 consolidated net revenues. Trade accounts receivable from these customers represented approximately 41% of net consolidated receivables at December 31, 2019. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States (mainly Strong Entertainment) accounted for approximately 16% of consolidated sales in fiscal 2019. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies, including in the U.S. and China, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor, political and other disturbances, such as the impact of the coronavirus and other public health epidemics or pandemics. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, results of operations and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a portion of our foreign sales are denominated in foreign currencies and amounted to $3.5 million in 2019. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

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

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. In June 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc., a case challenging the prior law under which sellers were not required to collect sales and use tax unless they had a physical presence in the buyer’s state. This decision will now allow states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in additional sales and use tax collection responsibility for certain of our businesses. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote sellers. We are in the process of determining how and when our collection practices may need to change in the relevant jurisdictions. It is possible that one or more jurisdictions may assert that we have liability for periods for which certain of our businesses have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful, it could result in tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition and operating results.

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain long-term receivables held by us. Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus. The most recent global financial crisis caused by the coronavirus resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. From time to time, we experience cyber-attacks on our information technology systems. Our information technology systems, as well as the systems of our customers, suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A cyber-attack or other significant disruption involving our information technology systems, or those of our customers, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our customers or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and cash flows, as well as our business reputation.

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

We have made changes to our management team in recent years, which could create uncertainty among our employees, suppliers and other business partners and result in changes to the strategic direction of our business, any of which could have a material adverse effect on us.

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

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics, such as the ongoing coronavirus outbreak emanating from China, the impact of which is uncertain and which, if it persists for an extended period of time, could disrupt our global supply chain and result in significant expenses or delays outside of our control, or pandemics, unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. For example, the recent coronavirus COVID-19 outbreak in China has impacted and could further impact our operations, customers and suppliers in China and potentially in other geographies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In addition, temporary cinema closures in domestic and foreign markets and delays to movie release schedules may potentially negatively impact our customers’ operations and timing of orders. Further, adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of epidemics or pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

Entities affiliated with Fundamental Global Investors, LLC, whose interests may differ from the interests of our other stockholders, have significant influence over us.

The interests of Fundamental Global Investors and its affiliates (“Fundamental Global Investors”) may differ from the interests of our other stockholders. Fundamental Global Investors and its affiliates hold approximately 39.9% of our outstanding shares of common stock as of March 1, 2020. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, serves as our Chairman and Chief Executive Officer. In addition, Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, serves as Co-Chairman of our Board of Directors. As a result of its ownership position and Mr. Cerminara’s and Mr. Johnson’s positions with the Company, Fundamental Global Investors has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, appointment of our management and approval of any action requiring a shareholder vote, such as amendments to our certificate of incorporation, bylaws, significant stock issuances, mergers and asset sales. Fundamental Global Investors may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global Investors’ significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located at 4201 Congress Street, Suite 175, Charlotte, North Carolina, 28209, where we lease office space. The lease expires in June 2022. In addition, we and our subsidiaries owned or leased the following facilities as of December 31, 2019:

●	Our Strong/MDI Screen Systems, Inc. subsidiary, part of our Strong Entertainment segment, owns an 84,500 square-foot manufacturing plant in Joliette, Quebec, Canada. The facility is used for offices, manufacturing, assembly and distribution of the cinema and other screens. We believe this facility is well maintained and adequate for future needs.

●	We lease office space in Omaha, Nebraska, which is primarily used for offices supporting our Strong Entertainment operating segment, operating the Omaha NOC and corporate support services. The lease expires in November 2021.

●	We lease office space in Mooresville, North Carolina, which is used for offices supporting each of our segments. The lease expires in November of 2020.

●	We lease a 43,000 square-foot office facility in Alpharetta, Georgia under a lease expiring in June 2028. The facility is used for offices and operating the Alpharetta NOC. In addition, we lease an office facility in Toronto, Ontario, Canada, under a lease expiring in October 2022. Each of these facilities is primarily used by our Convergent segment.

●	Strong Outdoor leases a floor of an office building located in Manhattan, New York. The lease expires in January 2022 and contains an option to renew for an additional 2-year period at the end of the initial term.

We believe these facilities are adequate for future needs. In addition, we do not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or replacing them with equivalent leased facilities.

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

According to the records of our transfer agent, we had 112 stockholders of record of our common stock on March 1, 2020. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Repurchases

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding common stock pursuant to a plan adopted under Rule 10b5-1 of the Exchange Act. The program has no expiration date. There were no repurchases during the fourth quarter of 2019. As of December 31, 2019, there were 636,931 shares that may yet be purchased under the stock repurchase program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management’s discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Statements that are not historical are forward-looking and reflect expectations for future Company performance. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

In late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, the Chinese government has quarantined certain affected regions and certain travel restrictions have been imposed. Our operations team is closely monitoring the potential impact to our customers in China and other affected regions. At this time, we have successfully managed through the current impacts. Our operations team has some flexibility to adapt to the changing situation; however, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand, our results for fiscal year 2020 could be negatively impacted.

Overview

We conduct our operations through three operating segments: Strong Entertainment(as discussed in Item 1, Business, above, we changed the name of the segment from Strong Cinema), Convergent and Strong Outdoor. Our Strong Entertainment business is one of the largest manufacturers of premium projection screens. We also manufacture customized screen support systems, distribute other products and provide technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City.

Results of Operations:

The following table sets forth our operating results for the periods indicated:

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net revenues	$62,550	$64,689	$(2,139)	(3.3)%
Cost of revenues	44,077	52,510	(8,433)	(16.1)%
Gross profit	18,473	12,179	6,294	51.7%
Gross profit percentage	29.5%	18.8%
Selling and administrative expenses	22,366	20,393	1,973	9.7%
Loss on disposal of assets	(107)	(2,135)	2,028	(95.0)%
Loss from operations	(4,000)	(10,349)	6,349	(61.3)%
Other (expense) income	(1,810)	1,001	(2,811)	(280.8)%
Loss before income taxes and equity method investment loss	(5,810)	(9,348)	3,538	(37.8)%
Income tax expense	2,282	2,427	(145)	(6.0)%
Equity method investment loss	(2,011)	(552)	(1,459)	264.3%
Net loss	$(10,103)	$(12,327)	$2,224	(18.0)%

2019 Compared to 2018

Revenues

Net revenues during 2019 decreased 3.3% to $62.3 million from $64.7 million in 2018. The decrease in revenue was primarily due to reductions in Strong Entertainment, partially offset by growth at Convergent and Strong Outdoor.

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$36,874	$43,875	$(7,001)	(16.0)%
Convergent	20,028	16,932	3,096	18.3%
Strong Outdoor	5,247	3,632	1,615	44.5%
Other	401	250	151	60.4%
Total net revenues	$62,550	$64,689	$(2,139)	(3.3)%

Revenue from Strong Entertainment products and services decreased 16.0% to $36.9 million during 2019 from $43.9 million during 2018. The decrease was primarily the result of the temporary production disruption resulting from the roof damage in our Quebec facility in the first half of 2019, as well as lower screen support system project and reduced exports to international markets, primarily China and Mexico. In addition, revenues from field service and digital equipment sales decreased as several large projects in 2018 did not repeat in 2019 and two larger customers elected to handle a larger portion of their technical support needs internally in 2019. We are nearing completion of a finishing plant in China, which will allow us to better serve our existing customers, while positioning for growth in that region.

Revenue from Convergent products and services increased 18.3% to $20.0 million during 2019 from $16.9 million during 2018. The increase was driven primarily by the increased recurring revenue and installation revenue from the rollout of the DSaaS program to large enterprise customers. Revenue from the installation of other products also increased from the prior year due to the timing of customer installation projects and an increase in new business. These increases were partially offset by a decrease in equipment sales due to a large non-recurring project during 2018.

Revenue from Strong Outdoor increased to $5.2 million during 2019 compared to $3.6 million during 2018. The transfer of Strong Outdoor’s digital tops to Firefly in mid-2019 and the fact that Strong Outdoor was a start-up that began generating meaningful revenue in mid-2018 affects the year-over-year comparisons. If the Firefly transaction had been effective as of January 1, 2019, and the digital tops transferred to Firefly as of that date, current year revenue would have been lower by $0.9 million. Revenues from non-digital taxi top advertising grew as Strong Outdoor hired its sales team in the spring of 2019, driving increased advertising revenue in the second half of the year.

Gross Profit

Consolidated gross profit increased 51.7% to $18.5 million in 2019 from $12.2 million in 2018 and, as a percentage of total revenues, increased to 29.5% in 2019 from 18.8% in 2018.

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$12,159	$14,710	$(2,551)	(17.3)%
Convergent	6,677	2,061	4,616	224.0%
Strong Outdoor	(764)	(4,843)	4,079	(84.2)%
Other	401	251	150	59.8%
Total gross profit	$18,473	$12,179	$6,294	51.7%

Gross profit in the Strong Entertainment segment was $12.2 million or 33.0% of revenues in 2019 compared to $14.7 million or 33.5% of revenues in 2018. The decrease in gross profit dollars is primarily due to the short-term disruption in our manufacturing operations and related lower revenues previously discussed.

Gross profit for Convergent was $6.7 million or 33.3% of revenues in 2019 compared to $2.1 million or 12.2% of revenues in 2018. The increase in gross profit was driven primarily by the increase in higher margin DsaaS revenue combined with the positive impact of the cost reduction initiatives implemented in mid-2018. In addition, we incurred inventory write-offs and other non-recurring charges in 2018 related to the repositioning of the business and exiting of certain facilities and lines of business.

Strong Outdoor generated negative gross profit of $0.8 million in 2019 compared to $4.8 million during 2018. The improvement in gross profit was due to increased revenue from non-digital tops and lower fixed operating costs, partially offset by reduced revenue from digital tops following the Firefly transaction. If the Firefly transaction had been effective as of January 1, 2019, Strong Outdoor’s cost of sales would have been reduced by approximately $2.4 million.

Operating Income (Loss)

We generated an operating loss of $4.0 million in 2019 compared to an operating loss of $10.3 million in 2018. The improvement in operating performance is primarily due to the turnaround at Convergent, improvements at Strong Outdoor, partially offset by lower operating performance at Strong Entertainment.

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$6,671	$10,407	$(3,736)	(35.9)%
Convergent	2,068	(4,483)	6,551	(146.1)%
Strong Outdoor	(3,461)	(6,070)	2,609	(43.0)%
Other	(683)	(309)	(374)	121.0%
Total segment operating income (loss)	4,595	(455)	5,050	(1,109.9)%
Unallocated administrative expenses	(8,595)	(9,076)	481	(5.3)%
Unallocated loss on disposal of assets	-	(818)	818	(100.0)%
Total operating loss	$(4,000)	$(10,349)	$6,349	(61.3)%

Strong Entertainment generated operating income of $6.7 million in 2019 compared to $10.4 million in 2018. The decrease in operating income was primarily due to the disruption in our manufacturing operations and related revenues previously discussed, as well as increased professional fees and employee compensation.

Convergent generated an operating income of $2.1 million in 2019 compared to an operating loss of $4.5 million in 2018. We restructured Convergent’s operations in mid-2018 to reduce operating costs, eliminate low/negative margin products, and invest in growing our higher margin recurring revenue business lines, and incurred approximately $1.5 million in non-cash impairment charges in 2018 in connection with such restructuring. In addition, operating income during 2019 was favorably impacted by approximately $0.7 million due to the settlement and collection of a customer account that had previously been fully reserved as uncollectible.

Strong Outdoor generated an operating loss of $3.5 million in 2019 compared to $6.1 million in 2018. The improvement in operating results was primarily due to increased non-digital revenue and lower operating costs driving improved margins, partially offset by increased overhead and selling costs as we built out the management and sales teams in New York.

Unallocated administrative expenses amounted to $8.6 million in 2019 compared to $9.1 million in 2018. The decrease was driven primarily by lower professional fees and employee compensation.

Other Financial Items

In 2019, total other expense of $1.8 million primarily consisted of a $2.9 million fair value adjustment to our notes receivable, $0.8 million of interest expense and $0.3 million of foreign currency transaction adjustments, partially offset by a $1.2 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and a $0.4 million gain related to the Firefly transaction. Interest expense increased due to higher average borrowings outstanding in 2019 compared to 2018. In 2018, total other income of $1.0 million consisted of a $1.2 million fair value adjustment to our notes receivable and $0.3 million of foreign currency transaction adjustments, partially offset by $0.4 million of interest expense. The estimated fair market value of the notes receivable is inherently volatile by its nature and subject to upward and downward revisions each quarter as more information becomes available to estimate the ultimate cash proceeds to be received by the Company in the future.

Income tax expense was approximately $2.3 million in 2019 compared to $2.4 million in 2018. Our income tax expense consists primarily of income tax on foreign earnings.

We recorded an equity method investment loss of $2.0 million in 2019, consisting of equity method investment losses of $0.8 million from Itasca and $1.2 million from PIH. We recorded an equity method investment loss of $0.6 million in 2018, consisting of other-than-temporary impairment charges of $0.7 million and equity method investment loss of $0.5 million from Itasca and an equity method investment loss of $0.4 million from BK Technologies Corporation (NYSE American: BKTI) (“BKTI”), partially offset by equity method investment income of $0.2 million from PIH and a gain on the sale of BKTI common stock of $0.8 million.

As a result of the items outlined above, we recorded a net loss of $10.1 million, or $0.70 basic and diluted losses per share, in 2019, compared to a net loss of $12.3 million, or $0.86 basic and diluted losses per share, in 2018.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, and other general corporate activities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. Convergent’s financial performance has improved significantly as a result of those actions and is now generating positive operating income and cash from operations. The startup of Strong Outdoor negatively impacted our cash flow as we invested in building that business. Cash flow from Strong Entertainment and Convergent during 2019 was used to fund our corporate operating expenses and Strong Outdoor. Our capital expenditures during 2019 include costs incurred in the construction of the Strong Entertainment production facility in Quebec that sustained damage as a result of inclement weather. The purchase of equipment in connection with the expansion of our Convergent business operations has recently been funded via term loan borrowings and capital leases, and we may continue to do so.

We ended 2019 with total cash and cash equivalents and restricted cash of $5.3 million compared to $7.0 million at December 31, 2018. Of the $5.3 million as of December 31, 2019, $2.8 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted. Strong/MDI also makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of December 31, 2019, the parent company had outstanding intercompany loans from Strong/MDI of approximately $32.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay Canadian withholding taxes, which have been fully accrued as of December 31, 2019.

On May 22, 2018, Convergent entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. In each of December 2018 and June 2019, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment, with each round of financing totaling $0.6 million and $0.2 million, respectively. Installment payments under each contract are due monthly for a period of 60 months. The financing under each of the agreements is secured by the respective equipment. The borrowings under the agreements are recorded as long-term debt on our consolidated balance sheet. Collectively, we had $4.0 million of outstanding borrowings under equipment term loan agreements at December 31, 2019, which bear interest at a weighted-average fixed rate of 7.7%.

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. There was CDN$4.0 million, or approximately $3.1 million, of principal outstanding on the 20-year installment loan as of December 31, 2019, which bears variable interest at 4.45%. Strong/MDI was in compliance with its debt covenants as of December 31, 2019.

On June 29, 2018, we completed a sale-leaseback of Convergent’s Alpharetta, Georgia office facility. The transaction did not qualify for sale-leaseback accounting under the previous lease accounting standard and was accounted for as a financing liability. Upon adoption of ASC 842 during the first quarter of 2019, we derecognized approximately $6.8 million of debt associated with the previous accounting as a failed sale-leaseback. See Note 2 to the consolidated financial statements for additional details.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.2 million for 2019 as compared with cash used in operating activities of $7.2 million in 2018. Operating cash flows generated by Strong Entertainment and Convergent and improvements in working capital were partially offset by the operating loss generated by Strong Outdoor and cash outflows for administrative expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million in 2019, consisting primarily of $2.5 million of capital expenditures, partially offset by $0.1 million of proceeds received from the disposal of assets. Net cash provided by investing activities was $2.6 million in 2018, consisting primarily of $4.5 million of proceeds from our sale of BKTI common stock, partially offset by $2.0 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.9 million in 2019, primarily consisting of $2.1 million of principal payments on debt and capital leases, partially offset by $0.2 million of proceeds from the issuance of long-term debt. Net cash provided by financing activities was $7.1 million in 2018, consisting primarily of $7.0 million of proceeds from the sale-leaseback of our Alpharetta, Georgia office facility and $4.0 million of proceeds from issuance of short-term debt, partially offset by $3.9 million of principal payments on debt and capital leases, including repayment in conjunction with the sale-leaseback of approximately $2.9 million of debt previously secured by the Alpharetta, Georgia facility.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, equity method income (loss), fair value adjustments, severance, foreign currency transaction gains (losses), transactional expenses and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Years Ended December 31,
	2019					2018

	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net income (loss)	$2,079	1,483	$(3,264)	(10,401)	$(10,103)	$8,834	(5,448)	$(6,070)	(9,643)	$(12,327)
Interest expense, net	140	475	233	(28)	820	72	239	-	136	447
Income tax expense	2,148	134	-	-	2,282	1,925	502	-	-	2,427
Depreciation and amortization	896	1,991	434	213	3,534	892	1,312	267	273	2,744
EBITDA	5,263	4,083	(2,597)	(10,216)	(3,467)	11,723	(3,395)	(5,803)	(9,234)	(6,709)
Stock-based compensation expense	-	-	-	1,120	1,120	-	-	-	837	837
Fair value adjustment to notes receivable	2,857	-	-	-	2,857	(1,150)	-	-	-	(1,150)
Equity method investment loss (income)	779	-	-	1,232	2,011	1,233	-	-	(681)	552
Loss on disposal of assets and impairment charges	68	1	38	-	107	6	1,707	-	818	2,531
Foreign currency transaction (gain) loss	289	(24)	-	-	265	(483)	150	-	-	(333)
Gain on Firefly transaction, net of transaction costs	-	-	(319)	-	(319)	-	-	-	-	-
Gain on property and casualty insurance recoveries	(1,235)	-	-	-	(1,235)	-	-	-	-	-
Severance and other	-	27	27	8	62	-	229	-	33	262
Adjusted EBITDA	$8,021	$4,087	$(2,851)	$(7,856)	$1,401	$11,329	$(1,309)	$(5,803)	$(8,227)	$(4,010)

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 47% of 2019 consolidated net revenues. Trade accounts receivable from these customers represented approximately 41% of net consolidated receivables at December 31, 2019. In addition, we had one customer account for more than 10% of both our consolidated net revenues during 2019 and our net consolidated receivables as of December 31, 2019. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for a description of recently issued accounting pronouncements.

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

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail in Note 2 to the consolidated financial statements, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Observable prices are used to determine the standalone selling price of separate performance obligations, or a cost plus margin approach is used when observable prices are not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. For equity method investments in public companies that are actively traded, fair value would generally be determined based on the security’s trading price multiplied by the number of shares held. Determining fair value for investments in thinly traded public companies and privately held entities could require using a valuation model, which would include significant judgment and estimates.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, we concluded that the valuation allowance recorded against our U.S. tax jurisdiction deferred tax assets is appropriate as of December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ballantyne Strong, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ballantyne Strong, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Changes in Accounting Principle

As discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2019, the Company adopted FASB ASC 842, Leases, using the modified retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

March 16, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Ballantyne Strong, Inc.

Omaha, Nebraska

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor from 2016 to 2018.

Raleigh, North Carolina

March 12, 2019

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$4,951	$6,698
Restricted cash	351	350
Accounts receivable, net	12,898	13,841
Inventories, net	2,879	3,490
Recoverable income taxes	190	281
Other current assets	1,754	1,663
Total current assets	23,023	26,323
Property, plant and equipment	10,560	14,483
Operating lease right-of-use assets	5,581	-
Finance lease right-of-use assets	2,563	692
Investments	13,311	11,167
Intangible assets, net	1,534	1,795
Goodwill	919	875
Notes receivable	-	3,965
Other assets	142	337
Total assets	$57,633	$59,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,273	$4,724
Accrued expenses	4,416	2,782
Short-term debt	3,080	3,152
Current portion of long-term debt	998	1,094
Current portion of operating lease obligations	971	-
Current portion of finance lease obligations	1,586	160
Deferred revenue and customer deposits	2,981	2,310
Total current liabilities	17,305	14,222
Long-term debt, net of current portion and debt issuance costs	3,019	10,053
Operating lease obligations, net of current portion	4,809	-
Finance lease obligations, net of current portion	3,988	427
Deferred revenue and customer deposits, net of current portion	38	1,167
Deferred income taxes	2,649	2,516
Other long-term liabilities	116	254
Total liabilities	31,924	28,639
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,410 and 17,237 shares at December 31, 2019 and December 31, 2018, respectively; outstanding 14,616 and 14,443 shares at December 31, 2019 and December 31, 2018, respectively	174	172
Additional paid-in capital	42,589	41,471
Retained earnings	6,001	13,319
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,469)	(5,378)
Total stockholders’ equity	25,709	30,998
Total liabilities and stockholders’ equity	$57,633	$59,637

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018
Net product sales	$29,436	$34,396
Net service revenues	33,114	30,293
Total net revenues	62,550	64,689
Cost of products sold	19,403	23,052
Cost of services	24,674	29,458
Total cost of revenues	44,077	52,510
Gross profit	18,473	12,179
Selling and administrative expenses:
Selling	5,281	4,806
Administrative	17,085	15,587
Total selling and administrative expenses	22,366	20,393
Loss on disposal of assets	(107)	(2,135)
Loss from operations	(4,000)	(10,349)
Other income (expense):
Interest income	3	-
Interest expense	(823)	(447)
Fair value adjustment to notes receivable	(2,857)	1,150
Foreign currency transaction (loss) gain	(265)	333
Other income (expense), net	2,132	(35)
Total other (expense) income	(1,810)	1,001
Loss before income taxes and equity method investment loss	(5,810)	(9,348)
Income tax expense	2,282	2,427
Equity method investment loss	(2,011)	(552)
Net loss	$(10,103)	$(12,327)

Basic loss per share	$(0.70)	$(0.86)
Diluted loss per share	$(0.70)	$(0.86)

Weighted-average shares used in computing net loss per share:
Basic	14,488	14,373
Diluted	14,488	14,373

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2019	2018
Net loss	$(10,103)	$(12,327)
Adjustment to postretirement benefit obligation:
Prior service credit	(24)	(24)
Net actuarial (loss) gain	(12)	50
Total adjustment to postretirement benefit obligation	(36)	26
Unrealized gain (loss) on available-for-sale securities of equity method investments, net of tax	391	(226)
Reclassification adjustment of sale of equity method investment	-	(322)
Currency translation adjustment:
Unrealized net change arising during period	554	(1,260)
Total other comprehensive income (loss)	909	(1,782)
Comprehensive loss	$(9,194)	$(14,109)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

($ and shares in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	17,216	$172	$40,562	$25,570	$(18,586)	$(3,596)	$44,122
Net loss	-	-	-	(12,327)	-	-	(12,327)
Cumulative effect of adoption of ASC 606	-	-	-	76	-	-	76
Net other comprehensive loss	-	-	-	-	-	(1,782)	(1,782)
Issuance of warrants to purchase 100 shares of common stock, net of issuance costs	-	-	72	-	-	-	72
Vesting of restricted stock	21	-	-	-	-	-	-
Stock-based compensation expense	-	-	837	-	-	-	837
Balance at December 31, 2018	17,237	172	41,471	13,319	(18,586)	(5,378)	30,998
Net loss	-	-	-	(10,103)	-	-	(10,103)
Cumulative effect of adoption of ASC 842	-	-	-	2,785	-	-	2,785
Net other comprehensive income	-	-	-	-	-	909	909
Vesting of restricted stock	173	2	(2)	-	-	-	-
Stock-based compensation expense	-	-	1,120	-	-	-	1,120
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,103)	$(12,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts	(621)	188
(Benefit) provision for obsolete inventory	(75)	170
(Benefit) provision for warranty	(73)	208
Depreciation and amortization	3,534	2,712
Amortization and accretion of operating leases	1,731	-
Fair value adjustment to notes receivable	2,857	(1,150)
Equity method investment loss	2,011	552
Recognition of contract acquisition costs	-	29
Loss on disposal of assets	107	2,135
Gain on Firefly transaction (Note 6)	(431)	-
Deferred income taxes	(52)	(250)
Impairment of operating lease	-	209
Impairment of contract acquisition costs	-	59
Stock-based compensation expense	1,120	837
Dividends received from investee	-	813
Changes in operating assets and liabilities:
Accounts receivable	1,753	(3,540)
Inventories	770	1,020
Current income taxes	100	192
Other assets	244	(772)
Accounts payable and accrued expenses	587	1,008
Deferred revenue and customer deposits	634	682
Operating lease obligations	(1,894)	-
Net cash provided by (used in) operating activities	2,199	(7,225)

(Continued on following page)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from investing activities:
Proceeds from sale of equity securities	$-	$4,531
Proceeds from sale of property, plant and equipment	121	-
Dividends received from investee in excess of cumulative earnings	-	69
Capital expenditures	(2,467)	(1,984)
Net cash (used in) provided by investing activities	(2,346)	2,616

Cash flows from financing activities:
Proceeds from issuance of long-term debt	237	-
Proceeds from issuance of short-term debt	-	3,963
Proceeds from sale-leaseback financing	-	7,000
Principal payments on short-term debt	(427)	(1,154)
Principal payments on long-term debt	(963)	(2,476)
Payment of debt issuance costs	-	(22)
Payments on capital lease obligations	(712)	(230)
Other	-	(8)
Net cash (used in) provided by financing activities	(1,865)	7,073
Effect of exchange rate changes on cash and cash equivalents	266	(286)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,746)	2,178
Cash and cash equivalents and restricted cash at beginning of year	7,048	4,870
Cash and cash equivalents and restricted cash at end of year	$5,302	$7,048

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,951	$6,698
Restricted cash	351	350
Total cash and cash equivalents and restricted cash	$5,302	$7,048

Supplemental disclosure of cash paid for:
Interest	$831	$401
Income taxes	$2,079	$2,620
Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$364	$4,761
Capital lease obligations for property and equipment	$2,369	$515
Investment in Firefly Systems, Inc. (Note 6)	$3,614	$-

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Business Description and Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the entertainment, retail, financial, advertising and government markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation (“Convergent”) and Strong Digital Media, LLC (“SDM”) design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

On August 8, 2019, the Company’s Board of Directors approved the unwinding of StrongVest Global Advisors, LLC, a wholly-owned subsidiary of the Company that served as advisor to an exchange-traded fund issued by the StrongVest ETF Trust. On August 9, 2019, the StrongVest ETF Trust’s Board of Directors also approved the shutdown. The unwinding of this wholly owned subsidiary did not have a material impact on the Company’s consolidated financial statements.

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

The Company has adjusted its previously issued consolidated statement of operations for the year ended December 31, 2018 to correct an immaterial error by reclassifying certain costs of revenues from Costs of products sold to Cost of services. The reclassification did not have any impact on total cost of revenues, gross profit, income (loss) from operations, net loss or any of the Company's segment reporting for the year ended December 31, 2018. The Company analyzed the impact of the reclassification and determined that the adjustment was not material to its previously issued financial statements. The following table summarizes the reclassification of amounts previously reported for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	As Previously Reported	Revisions	As Revised
Cost of products sold	$29,116	$(6,064)	$23,052
Cost of services	23,394	6,064	29,458
Total cost of revenues	$52,510	$-	$52,510

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

Deferred contract acquisition costs are included in other assets. The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2019 or December 31, 2018.

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

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to Strong Entertainment and Convergent customers. In the Strong Entertainment segment, these contracts are generally 12 months in length, while the term for service contracts in the Convergent segment can be for multiple years. Revenue related to service contracts is recognized ratably over the term of the agreement.

In addition to selling service contracts, the Company also performs discrete time and materials-based maintenance and repair work for customers in the Strong Entertainment and Convergent segments. Revenue related to time and materials-based maintenance and repair work is recognized at the point in time when the performance obligation has been fully satisfied.

Installation services

The Company performs installation services for both its Strong Entertainment and Convergent customers and recognizes revenue upon completion of the installations.

Extended warranty sales

The Company sells extended warranties to its Strong Entertainment customers. When the Company is the primary obligor, revenue is recognized on a gross basis ratably over the term of the extended warranty. In third party extended warranty sales, the Company is not the primary obligor, and revenue is recognized on a net basis at the time of the sale.

Advertising

Strong Outdoor sells advertising space on top of taxicabs. Advertising revenue is recognized ratably over the contracted advertising periods.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of December 31, 2019, $2.8 million of the $5.0 million in cash and cash equivalents was held by our foreign subsidiary.

Restricted Cash

Restricted cash represents amounts held in a collateral account for the Company’s corporate travel and purchasing credit card program.

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment income (loss)” in our consolidated statements of operations. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the consolidated statements of cash flows. The Company applies the cost method of accounting to investments when it does not have significant influence or a controlling interest in the investee and the fair value of the investment is not readily determinable. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the year ended December 31, 2019 and determined that the Company’s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. The carrying value of our equity method and cost method investments is reported as “investments” on the consolidated balance sheets. Note 6 contains additional information on our equity method and cost method investments.

Accounts and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time, causing the allowance level and bad debt expense to be adjusted accordingly. The accounts receivable balances on the consolidated balance sheets are net of an allowance for doubtful accounts of $1.3 million and $1.8 million as of December 31, 2019 and 2018, respectively.

The Company elected the fair value option on its notes receivable. See “Fair Value of Financial and Derivative Instruments” for additional information on the Company’s notes receivable.

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

Intangible Assets

The Company’s intangible assets consist primarily of costs incurred to develop or obtain software, as well as costs incurred for upgrades and enhancements resulting in new or enhanced functionality. The Company evaluates its intangible assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations.

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

The Company may first review for goodwill impairment by assessing qualitative factors to determine whether any impairment may exist. For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.

Goodwill was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed for the year ended December 31, 2019 and it was determined that no events had occurred since the acquisition that would indicate an impairment was more likely than not.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to $0.4 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, and are included within administrative expenses on the consolidated statements of operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.2 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively, and are included within selling expenses on the consolidated statements of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2019 and 2018.

Fair values measured on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,951	$-	$-	$4,951
Restricted cash	351	-	-	351
Notes receivable	-	-	-	-
Total	$5,302	$-	$-	$5,302

Fair values measured on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,698	$-	$-	$6,698
Restricted cash	350	-		350
Notes receivable	-	-	3,965	3,965
Total	$7,048	$-	$3,965	$11,013

Quantitative information about the Company’s level 3 fair value measurements at December 31, 2019 is set forth below (dollars in thousands):

	Fair value at December 31, 2019	Valuation technique	Unobservable input	Value
Notes receivable	$-	Discounted cash flow	Default percentage	100%
			Discount rate	18%

During 2011, the Company entered into certain unsecured notes receivable arrangements with CDF2 Holdings, LLC pertaining to the sale and installation of digital projection equipment. The notes receivable accrue interest at a rate of 15% per annum. Interest not paid in any particular year is added to the principal and also accrues interest at 15%.

In connection with this transaction, the Company also entered into an agreement with one of its customers, pursuant to which the Company is obligated to provide up to $1.1 million of credits against any amounts due to the Company from the customer based on cash collected on the notes receivable. In the event the Company does not have any outstanding balances due from the customer, the Company would be obligated to remit up to the first $1.1 million collected on the notes receivable directly to the customer.

The notes receivable are recorded at estimated fair value. The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are the discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurements. Adjustments to the fair value of the notes receivable are included in other (expense) income on the Company’s consolidated statements of operations.

In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable. The Company recorded a decrease to the fair value of the notes receivable of $2.9 million during the year ended December 31, 2019 and an increase to the fair value of the notes receivable of $1.2 million during the year ended December 31, 2018. The changes to the estimated fair value of the notes in 2019 were based on management’s review of the debtor’s financial statements and changes in the underlying trend of historical and projected cash flows available to service the notes. The related $1.1 million contingent liability was also adjusted during the year ended December 31, 2019, based on the Company’s expectation that cash flow from the notes receivable will not be available.

The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are the discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	Years Ended December 31,
	2019	2018
Notes receivable balance, beginning of year	$3,965	$2,815
Fair value adjustment	(2,857)	1,150
Derecognition of contingent liability	(1,108)	-
Notes receivable balance, end of year	$-	$3,965

The Company’s short-term and long-term debt is recorded at historical cost. As of December 31, 2019, the Company’s long-term debt, including current maturities, had a carrying value of $4.0 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at December 31, 2019 was $3.7 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the fair value of the Company’s equity method investments was $8.3 million at December 31, 2019 (see Note 6).

All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). During 2018, the Company recorded other-than-temporary impairment charges totaling $0.7 million related to its equity method investments. During 2018, the Company recorded an impairment charge of $2.1 million, included within loss on disposal of assets on the consolidated statements of operations, related to groups of long-lived assets after the Company determined the carrying amount of the assets was not recoverable, and adjusted the carrying amount of the related assets to $0.

Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock. However, because the Company reported losses in both years presented, there were no differences between average shares used to compute basic and diluted loss per share for either of the years ended December 31, 2019 and 2018.

Options to purchase 787,000 and 645,000 shares of common stock were outstanding as of December 31, 2019 and 2018, respectively, but were not included in the computation of diluted loss per share as the exercise price of such options was greater than the average market price of the common shares for the respective periods. An additional 137,578 and 80,855 common stock equivalents related to options and restricted stock units were excluded for the years ended December 31, 2019 and 2018, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

Stock Compensation Plans

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory in 2019 and 2018.

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

Foreign Currency Translation

For the Company’s foreign subsidiary, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of the foreign subsidiary are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of the Company’s foreign subsidiary are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive loss within the consolidated statements of comprehensive loss. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations as incurred. If the Company disposes of its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income would be recognized as part of the gain or loss on disposition.

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

	2019	2018
Warranty accrual at beginning of year	$350	$521
Charged to expense	(73)	208
Claims paid, net of recoveries	(121)	(349)
Foreign currency adjustment	13	(30)
Warranty accrual at end of year	$169	$350

Contingencies

The Company accrues for contingencies when its assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company’s estimates are based on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from the Company’s estimates, resulting in an impact, positive or negative, on earnings.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” which was further clarified by ASU 2018-11, “Leases – Targeted Improvements,” issued in July 2018. ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months, on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018 and initially required a modified retrospective transition method under which entities would initially apply Topic 842 at the beginning of the earliest period presented in the financial statements. ASU 2018-11 added an additional optional transition method allowing entities to apply Topic 842 as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842 using the optional transition method from ASU 2018-11 as of January 1, 2019. Upon adoption, the Company recorded a balance sheet gross-up of approximately $4.7 million to record operating lease liabilities and related right-of-use assets. In addition, the sale-leaseback of the Company’s Alpharetta, Georgia office facility in June 2018, which did not qualify for sale-leaseback accounting under the previous lease accounting standard, qualified for sale-leaseback accounting under Topic 842, as Topic 842 eliminated the concept of continuing involvement by the seller-lessee precluding sale-leaseback accounting. Upon adoption, the Company recorded a cumulative effect adjustment increasing retained earnings by approximately $2.8 million, which represents the gain on the sale of the facility. The Company also derecognized approximately $4.0 million of net land and building assets and approximately $6.8 million of debt associated with the previous accounting as a failed sale-leaseback and recorded approximately $5.0 million of operating lease right-of-use assets and liabilities for the leaseback under Topic 842. See Note 14 for more information about the Company’s leases.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company believes the adoption of this ASU will not significantly impact its results of operations and financial position.

In August 2018, the FASB issued ASU 2018-15, “Intangibles- Goodwill and Other- Internal Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize or expense. The effective date of the standard will be for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The effective date of the standard will be for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The effective date of the standard will be for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in the standard are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

3. Revenue

The following tables disaggregate the Company’s revenue by major source for the years ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended December 31, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$15,357	$-	$-	$-	$15,357
Digital equipment sales	8,523	2,981	-	-	11,504
Extended warranty sales	746	-	-	-	746
Other product sales	1,822	7	-	-	1,829
Total product sales	26,448	2,988	-	-	29,436
Field maintenance and monitoring services	8,061	11,808	330	-	20,199
Installation services	2,120	5,161	-	-	7,281
Advertising	-	-	4,897	-	4,897
Other service revenues	245	71	20	401	737
Total service revenues	10,426	17,040	5,247	401	33,114
Total	$36,874	$20,028	$5,247	$401	$62,550

	Year Ended December 31, 2018
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$17,445	$-	$-	$-	$17,445
Digital equipment sales	9,956	3,832	-	-	13,788
Extended warranty sales	1,041	-	-	-	1,041
Other product sales	2,104	18	-	-	2,122
Total product sales	30,546	3,850	-	-	34,396
Field maintenance and monitoring services	11,055	8,726	6	-	19,787
Installation services	2,055	4,356	-	-	6,411
Advertising	-	-	3,601	-	3,601
Other service revenues	219	-	25	250	494
Total service revenues	13,329	13,082	3,632	250	30,293
Total	$43,875	$16,932	$3,632	$250	$64,689

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the years ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended December 31, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$30,630	$8,763	$-	$239	$39,632
Over time	6,244	11,265	5,247	162	22,918
Total	$36,874	$20,028	$5,247	$401	$62,550

	Year Ended December 31, 2018
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$36,970	$9,287	$-	$48	$46,305
Over time	6,905	7,645	3,632	202	18,384
Total	$43,875	$16,932	$3,632	$250	$64,689

At December 31, 2019, the unearned revenue amount associated with maintenance and monitoring services, extended warranty sales and advertising services in which the Company is the primary obligor was $2.3 million. The Company expects to recognize $2.3 million of unearned revenue amounts during 2020 and immaterial amounts during 2021-2023.

4. Inventories

Inventories, net consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw materials and components	$1,584	$1,422
Work in process	211	-
Finished goods	1,084	2,068
	$2,879	$3,490

The inventory balances are net of reserves of approximately $0.9 million and $1.4 million as of December 31, 2019 and 2018, respectively. The inventory reserves primarily related to the Company’s finished goods inventory.

5. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	December 31, 2019	December 31, 2018
Land	$50	$1,597
Buildings and improvements	7,033	9,231
Digital signage equipment	5,692	4,737
Machinery and other equipment	4,930	5,147
Office furniture and fixtures	2,664	2,799
Construction in progress	429	-
Total properties, cost	20,798	23,511
Less: accumulated depreciation	(10,238)	(9,028)
Net property, plant and equipment	$10,560	$14,483

Depreciation expense approximated $2.7 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively.

6. Investments

The following summarizes our investments (dollars in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
1347 Property Insurance Holdings, Inc.	$6,897	17.2%	$7,738	17.3%
Itasca Capital, Ltd.	2,800	32.3%	3,429	32.3%
Total Equity Method Investments	9,697		11,167

Cost Method Investment
Firefly Systems, Inc.	3,614		-
Total Investments	$13,311		$11,167

Equity Method Investments

The following summarizes the (loss) income of equity method investees reflected in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Entity
1347 Property Insurance Holdings, Inc.	$(1,232)	$237
Itasca Capital, Ltd.	(779)	(1,232)
BK Technologies Corporation	-	443
Total	$(2,011)	$(552)

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that operates as a diversified holding company of reinsurance and investment management businesses. The Company’s Chief Executive Officer is chairman of the board of directors of PIH, and controls entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. PIH previously provided property and casualty insurance in the States of Louisiana, Texas and Florida. On December 2, 2019, PIH announced the closing of the sale of its homeowners’ insurance operations to FedNat Holding Company. During 2019, PIH classified its homeowners’ insurance operations as discontinued operations. The Company did not receive dividends from PIH in 2019 or 2018. Based on quoted market prices, the fair value of the Company’s ownership in PIH was $5.7 million at December 31, 2019.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking strategic investments. The Company’s Chief Executive Officer is chairman of the board of directors of Itasca. This board seat, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company received a dividend of $0.8 million from Itasca during 2018 and did not receive dividends from Itasca during 2019. Based on quoted market prices, the fair value of the Company’s ownership in Itasca was $2.6 million at December 31, 2019. A $0.7 million other-than-temporary impairment charge for Itasca is included in equity method investment loss on the consolidated statements of operations for the year ended December 31, 2018.

BK Technologies Corporation (“BKTI”) is a publicly traded holding company that, through its wholly-owned operating subsidiary BK Technologies, Inc., designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems. BK Technologies Corporation became the parent company of BK Technologies, Inc. following the completion of a holding company reorganization on March 28, 2019. On September 9, 2018, the Company entered into an agreement with Fundamental Global Investors, a related party, where the Company sold its shares of common stock of BKTI to Fundamental Global Investors. Due to the Company’s significant influence, but not controlling interest, in BKTI, the Company’s investment in BKTI was accounted for using the equity method. The Company recorded a gain on the sale of the equity method investment of $0.8 million within equity method investment income on the consolidated statements of operations for the year ended December 31, 2018. Prior to the sale of the BKTI common stock, the Company received dividends of $0.1 million during 2018.

As of December 31, 2019, the Company’s retained earnings included undistributed earnings from equity method investees of $1.4 million.

The summarized financial information presented below reflects the aggregated financial information of all significant equity method investees as of and for the twelve months ended September 30 of each year, consistent with the Company’s recognition of the results of its equity method investments on a one quarter lag. The summarized financial information is presented only for the periods when the Company owned its investment. Because PIH does not present a classified balance sheet, major components of its assets and liabilities are presented instead of current and noncurrent assets and liabilities. Dollar amounts presented below are in thousands.

For the twelve months ended September 30,	2019	2018

Revenue (1)	$17,236	$12,010
Operating (loss) income (1)	$(1,066)	$876
Net loss	$(9,570)	$(466)

(1) Except for the three month periods ended December 31, 2018 and 2017, these amounts have been restated to reflect PIH's reclassification of a significant portion of its business to discontinued operations.

As of September 30,	2019	2018
Cash and cash equivalents - PIH	$1,803	$30,024
Investments - PIH	3,994	80,918
Reinsurance recoverables - PIH	-	10,598
Other assets - PIH	19,591	22,928
Assets of discontinued operations - PIH	138,700	-
Current assets - Itasca	970	1,397
Noncurrent assets - Itasca	9,342	11,693
Total assets - PIH and Itasca	$174,400	$157,558

Loss and loss adjustment expense reserves - PIH	$-	$14,172
Unearned premium reserves - PIH	-	49,964
Other liabilities - PIH	5,596	18,651
Liabilities of discontinued operations - PIH	102,809	-
Current liabilities - Itasca	73	98
Total liabilities - PIH and Itasca	$108,478	$82,885

Cost Method Investment

On May 21, 2019, SDM entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM has agreed to make available to Firefly 300 digital taxi tops and the parties have agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly has agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM has agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. The Company is a party to the Unit Purchase Agreement and has agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into these agreements, the Company received $4.8 million of Firefly’s Series A-2 preferred shares (“Firefly Shares”). The Firefly Shares, including those subsequently issued pursuant to an earn-out provision (if any), will be subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Commercial Agreement and the Unit Purchase Agreement. As a condition of the transaction, SDM has agreed to hold the Firefly Shares in an investment fund managed by Fundamental Global Investors, the controlling stockholder of the Company, that is wholly owned by SDM.

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time as the lease expires. In addition, of the $4.8 million of Firefly Shares received, $1.2 million are eligible for repurchase by Firefly if the Company does not exercise the purchase option contained within the master lease agreement. Accordingly, the Company has deferred recognizing an investment related to these Firefly Shares eligible for repurchase until such time it is reasonably certain the Company will exercise the purchase option. The transaction, in effect, transferred control of the Company’s underlying right-of-use asset to Firefly. Therefore, the Company accounted for the transaction as a sales-type lease resulting in the derecognition of the $3.4 million right-of-use asset related to the master lease agreement and a selling profit of $0.2 million, which is recorded within other income (expense) on the consolidated statements of operations. As additional consideration for the right to use the digital taxi tops, Firefly has agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly will make on its behalf are considered variable payments and were not included in the calculation of the selling profit. Therefore, the Company will record the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

The Unit Purchase Agreement contains an earnout provision pursuant to which SDM can obtain additional Firefly Shares. The earnout period runs from May 22, 2019 through June 30, 2020. SDM will earn additional Firefly Shares equivalent to the cash collections under certain digital top contracts that were in place at the closing of the transaction. In connection with the additional Firefly Shares expected to be received, the Company recorded an additional $0.2 million gain on the Firefly transaction during 2019. The Firefly Shares will be delivered to SDM shortly after the conclusion of the earnout period.

7. Intangible Assets

Intangible assets consisted of the following at December 31, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$203	$-	$203
Intangible assets subject to amortization:
Software in service	5	2,362	(1,087)	1,275
Product formulation	10	471	(415)	$56
Total		$3,036	$(1,502)	$1,534

Intangible assets consisted of the following at December 31, 2018 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$119	$-	$119
Intangible assets subject to amortization:
Software in service	5	2,188	(595)	1,593
Product formulation	10	447	(364)	83
Total		$2,754	$(959)	$1,795

Intangible assets, other than goodwill, with definite lives are amortized over their useful lives. The Company recorded amortization expense relating to intangible assets of $0.6 million during each of the years ended December 31, 2019 and 2018. During 2018, the Company recorded impairment charges of $2.1 million related to abandoned software in service within loss on disposal of assets on the consolidated statements of operations.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands).

2020	$537
2021	498
2022	238
2023	58
2024	-
Thereafter	-
Total	$1,331

8. Goodwill

All of the Company’s goodwill is related to the Strong Entertainment segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2018	$875
Foreign currency translation adjustment	44
Balance as of December 31, 2019	$919

9. Accrued Expenses

The major components of current accrued expenses are as follows (in thousands):

	December 31, 2019	December 31, 2018
Employee related	$2,373	$1,431
Deferred business interruption proceeds	926	-
Legal and professional fees	92	343
Warranty obligation	169	350
Interest and taxes	213	374
Post-retirement benefit obligation	10	14
Lease expenses	-	150
Other	633	120
Total	$4,416	$2,782

The major components of long-term accrued expenses are as follows (in thousands):

	December 31, 2019	December 31, 2018
Post-retirement benefit obligation	$116	$140
Lease expenses	-	114
Total	$116	$254

10. Income Taxes

Loss before income taxes consists of (in thousands):

	Years Ended December 31,
	2019	2018
United States	$(14,059)	$(16,581)
Foreign	6,238	6,681
Total	$(7,821)	$(9,900)

Income tax expense consists of (in thousands):

	Years Ended December 31,
	2019	2018
Federal:
Current	$-	$-
Deferred	-	-
Total	-	-
State:
Current	56	66
Deferred	-	-
Total	56	66
Foreign:
Current	2,114	2,609
Deferred	112	(248)
Total	2,226	2,361
Total	$2,282	$2,427

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate to pretax loss from continuing operations as follows (in thousands):

	Years Ended December 31,
	2019	2018
Expected federal income tax benefit	$(1,643)	$(2,079)
State income taxes, net of federal benefit	44	52
Foreign tax rate differential	537	381
Change in state tax rate	185	(139)
Change in valuation allowance	(863)	3,859
GILTI inclusion	991	597
Return to provision	1,860	(490)
Foreign dividend inclusion	245	128
Deferred tax adjustments	677	-
Other	249	118
Total	$2,282	$2,427

Deferred tax assets and liabilities were comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Deferred revenue	$813	$228
Non-deductible accruals	773	1,811
Inventory reserves	222	370
Stock compensation expense	446	325
Warranty reserves	44	93
Uncollectible receivable reserves	313	456
Net operating losses	10,272	10,658
Fair value adjustment to notes receivable	568	-
Tax credits	1,699	2,084
Disallowed interest expense	682	394
Equity in income of equity method investments	253	-
Other	152	129
Total deferred tax assets	16,237	16,548
Valuation allowance	(15,314)	(15,063)
Net deferred tax assets after valuation allowance	923	1,485
Deferred tax liabilities:
Depreciation and amortization	1,315	1,601
Cash repatriation	2,257	2,012
Fair value adjustment to notes receivable	-	136
Equity in income of equity method investments	-	252
Total deferred tax liabilities	3,572	4,001
Net deferred tax liability	$(2,649)	$(2,516)

The Company has adjusted the disclosure related to its deferred tax assets and liabilities for the year ended December 31, 2018 to correct an immaterial error. The Company has reclassified $1.1 million from the notes receivable reserve deferred tax item to the valuation allowance. There was no impact to the total net deferred tax liability.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $15.3 million and $16.2 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2019 and 2018, respectively.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law in the United States. The law includes significant changes to the United States corporate income tax system, including a federal corporate rate reduction and the transition to a territorial tax system. The 2017 Tax Act required taxpayers to calculate a one-time transition tax based on the deemed repatriation of undistributed earnings of foreign subsidiaries. The Company included this repatriation tax and changes to the existing deferred tax balances in the 2017 consolidated financial statements. Provisional amounts were originally recorded for the repatriation and subsequently updated through the filing of the 2017 tax return. After applying foreign tax credits, the Company calculated its tax liability to be zero and recorded a deferred tax liability related to withholding tax on earnings from its Canadian subsidiary of $2.3 million and $2.0 million at December 31, 2019 and 2018, respectively.

During 2018, numerous provisions of the 2017 Tax Act went into effect. These provisions include, but are not limited to, reductions in the corporate income tax rate with regard to current income taxes, limitations with regard to interest expense under IRC §163(j) that disallow a portion of interest expense but is carried forward with no future expiration, changes to the deductibility of meals and entertainment, changes to bonus depreciation and a reduced tax rate on foreign export sales.

An additional provision of the 2017 Tax Act is the implementation of the Global Intangible Low-Taxed Income Tax (“GILTI”). The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During 2019, the Company incurred an estimated $3.9 million of additional taxable income as a result of this provision. This increase of taxable income was incorporated into the overall net operating loss and valuation allowance.

The Company’s net operating loss carryforwards for federal and state tax purposes total approximately $43.2 million and $41.9 million, respectively, as of December 31, 2019, expiring at various times in 2033 through 2037 for state net operating losses and federal losses generated through December 31, 2017. As a result of the 2017 Tax Act, all net operating losses that are generated beginning January 1, 2018 and beyond will carryforward indefinitely with no carryback. The Company has foreign tax credit carryforwards of approximately $1.7 million at December 31, 2019 that expire at in 2024. Utilization of these losses may be limited in the event certain changes in ownership occur.

The Company is subject to possible examinations not yet initiated for federal purposes for the years 2016, 2017 and 2018. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of income tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2019 and 2018. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2019 and 2018.

11. Debt

The Company’s long-term debt consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Short-term debt:
Strong/MDI installment loan	$3,080	$3,152
Current portion of long-term debt	998	1,094
Total short-term debt	4,078	4,246
Long-term debt:
Sale-leaseback financing	-	6,769
Equipment term loans	4,031	4,398
Total principal balance of long-term debt	4,031	11,167
Less: current portion	(998)	(1,094)
Less: unamortized debt issuance costs	(14)	(20)
Total long-term debt	3,019	10,053
Total short-term and long-term debt	$7,097	$14,299

Equipment Term Loans

On May 22, 2018, Convergent entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. In each of December 2018 and June 2019, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment, with each round of financing totaling approximately $0.6 million and $0.2 million, respectively. Installment payments under each contract are due monthly for a period of 60 months. The financing under each of the agreements is secured by the respective equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $4.0 million of outstanding borrowings under equipment term loan agreements at December 31, 2019, which bear interest at a weighted-average fixed rate of 7.7%.

Strong/MDI Installment Loan

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. There was CDN$4.0 million, or approximately $3.1 million, of principal outstanding on the 20-year installment loan as of December 31, 2019, which bears variable interest at 4.45%. Strong/MDI was in compliance with its debt covenants as of December 31, 2019.

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

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of December 31, 2019 (in thousands):

2020	$1,002
2021	1,079
2022	1,146
2023	786
2024	18
Thereafter	-
Total	$4,031

12. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $1.1 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of December 31, 2019, 2,366,778 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The Company granted a total of 295,000 and 437,500 options during the years ended December 31, 2019 and 2018, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2019 and 2018 was $2.91 and $1.72, respectively. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2019	2018
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	1.62% - 1.98%	2.53%
Expected stock price volatility	47.9% - 50.6%	35.9%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	867,000	$5.06	8.3	$-
Granted	295,000	2.91
Exercised	-	-
Forfeited	(41,500)	5.29
Expired	(13,500)	5.38
Outstanding at December 31, 2019	1,107,000	$4.47	7.9	$148
Exercisable at December 31, 2019	342,000	$5.06	6.7	$10

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated. No options were exercised in 2019 or 2018.

As of December 31, 2019, 765,000 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $1.1 million at December 31, 2019, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Shares and Restricted Stock Units

The Company awarded a total of 417,378 and 277,498 restricted stock units during the years ended December 31, 2019 and 2018, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2019 and 2018 was $2.95 and $3.33, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2019 and 2018 was $0.4 million and $0.3 million, respectively.

The following table summarizes restricted stock share activity for 2019:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	46,667	$6.50
Granted	-	-
Shares vested	(23,333)	6.50
Shares forfeited	-	-
Non-vested at December 31, 2019	23,334	$6.50

The following table summarizes restricted stock unit activity for 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	277,498	$3.33
Granted	417,378	2.95
Shares vested	(172,497)	2.96
Shares forfeited	-	-
Non-vested at December 31, 2019	522,379	$3.14

As of December 31, 2019, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

13. Compensation and Benefit Plans

Retirement Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.4 million for each of the years ended December 31, 2019 and 2018.

14. Leases

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost
Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$712
Interest on lease liabilities	327
Operating lease cost	2,334
Short-term lease cost	37
Sublease income	(463)
Net lease cost	$2,947

Other information
Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$327
Operating cash flows from operating leases	$1,902
Financing cash flows from finance leases	$712
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,369
Right-of-use assets obtained in exchange for new operating lease liabilities	$852
Derecognition of right-of-use asset in connection with Firefly transaction	$3,394

As of December 31, 2019
Weighted-average remaining lease term - finance leases (years)	3.1
Weighted-average remaining lease term - operating leases (years)	7.2
Weighted-average discount rate - finance leases	12.1%
Weighted-average discount rate - operating leases	3.9%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2020	$1,232	$2,173
2021	1,136	2,173
2022	786	1,967
2023	656	353
2024	669	89
Thereafter	2,446	-
Total lease payments	6,925	6,755
Less: Amount representing interest	(1,145)	(1,181)
Present value of lease payments	5,780	5,574
Less: Current maturities	(971)	(1,586)
Lease obligations, net of current portion	$4,809	$3,988

The Company subleases certain office and warehouse space and equipment to third parties. Sublease income is included in net service revenues in the consolidated statements of operations. The following table presents a maturity analysis of the Company’s long-term subleases (in thousands):

2020	$163
2021	137
2022	23
2023	-
2024	-
Thereafter	-
Total sublease payments	$323

The Company leases certain equipment to customers as a component of its Digital Signage as a Service (“DSaaS”) offering. Under DSaaS, the Company provides support, maintenance and content management services in addition to the use of a media player to the customer. The Company elected, as a lessor, for all classes of underlying assets, to not separate nonlease components from lease components and, instead, to account for each separate lease component and the nonlease components associated with that lease component as a single component if the nonlease components otherwise would be accounted for under Accounting Standards Codification Topic 606 on revenue from contracts with customers, and both of the following conditions are met: 1) the timing and pattern of transfer for the lease component and nonlease components associated with that lease component are the same and 2) the lease component, if accounted for separately, would be classified as an operating lease in accordance with Topic 842. The combined component is accounted for as a single performance obligation under Topic 606 if the nonlease component or components are the predominant component(s) of the combined component. Otherwise, if the lease component is the predominant component, the combined component is accounted for as an operating lease under ASC 842. In the case of the Company’s DSaaS contracts, the nonlease components are predominant; therefore, revenue from DSaaS contracts is accounted for under Topic 606 and is included in net service revenues in the consolidated statements of operations.

15. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 47% of 2019 consolidated net revenues. Trade accounts receivable from these customers represented approximately 41% of net consolidated receivables at December 31, 2019. In addition, the Company had one customer account for more than 10% of both its consolidated net revenues during 2019 and its net consolidated receivables as of December 31, 2019. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

During the year ended December 31, 2019, the insurance carrier advanced $3.0 million of insurance proceeds to the Company, which included $1.9 million related to the property and casualty claim and the remaining $1.1 million related to our business interruption claim. Any additional future claims payments are at the discretion of the insurance carrier based on its continuing claims analysis.

For the year ended December 31, 2019, the Company recorded total insurance recoveries of its incurred costs totaling $0.9 million. Of the $0.9 million of insurance recoveries during the year ended December 31, 2019, $0.7 million related to the property and casualty claim and $0.2 million related to the business interruption claim. Those recoveries effectively offset the incremental costs incurred by the Company during the year ended December 31, 2019. During the year ended December 31, 2019, the Company recorded a gain of $1.2 million related to its property and casualty claim. The remaining $0.9 million of proceeds received in connection with the business interruption claim has been deferred and recorded within accrued expenses on the consolidated balance sheet as of December 31, 2019. Recovery of lost profit under the business interruption coverage will be reflected in future periods as contingencies are resolved and the amounts are confirmed with the insurer.

16. Business Segment Information

The Company conducts its operations through three primary business segments: Strong Entertainment (formerly known as Strong Cinema), Convergent and Strong Outdoor. The Strong Entertainment segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported. Strong Entertainment is one of the largest manufacturers of premium projection screens and also manufactures customized screen support systems, distributes other products and provides technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City. The Company’s operating segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance.

Summary by Business Segments

	Years Ended December 31,
	2019	2018
	(in thousands)
Net revenues
Strong Entertainment	$36,874	$43,875
Convergent	20,028	16,932
Strong Outdoor	5,247	3,632
Other	401	250
Total net revenues	62,550	64,689

Gross profit (loss)
Strong Entertainment	12,159	14,710
Convergent	6,677	2,061
Strong Outdoor	(764)	(4,843)
Other	401	251
Total gross profit	18,473	12,179

Operating income (loss)
Strong Entertainment	6,671	10,407
Convergent	2,068	(4,483)
Strong Outdoor	(3,461)	(6,070)
Other	(683)	(309)
Total segment operating income (loss)	4,595	(455)
Unallocated administrative expenses	(8,595)	(9,076)
Unallocated loss on disposal of assets	-	(818)
Income (loss) from operations	(4,000)	(10,349)
Other (expense) income, net	(1,810)	1,001
Loss before income taxes and equity method investment loss	$(5,810)	$(9,348)

	Years Ended December 31,
	2019	2018
	(in thousands)
Capital expenditures:
Strong Entertainment	$1,687	$639
Convergent	275	1,056
Strong Outdoor	464	286
Unallocated	41	3
Total capital expenditures	$2,467	$1,984

Depreciation, amortization and impairment:
Strong Entertainment	$896	$892
Convergent	1,991	2,904
Strong Outdoor	434	267
Unallocated	213	1,091
Total depreciation, amortization and impairment	$3,534	$5,154

(In thousands)	December 31, 2019	December 31, 2018
Identifiable assets
Strong Entertainment	$18,135	$27,009
Convergent	15,797	14,024
Strong Outdoor	3,737	3,454
Corporate assets	19,964	15,150
Total	$57,633	$59,637

Summary by Geographical Area

	Years Ended December 31,
(In thousands)	2019	2018
Net revenue
United States	$52,652	$51,950
Canada	4,195	5,055
China	2,163	3,700
Mexico	88	1,336
Latin America	848	803
Europe	1,190	1,096
Asia (excluding China)	937	518
Other	477	231
Total	$62,550	$64,689

The Company has adjusted the disclosure related to net revenues to China and Mexico for the year ended December 31, 2018 to correct an immaterial error. The Company has reclassified net revenues previously attributed to Mexico to China in the amount of approximately $1.5 million.

(In thousands)	December 31, 2019	December 31, 2018
Identifiable assets
United States	$37,508	$42,780
Canada	20,125	16,857
Total	$57,633	$59,637

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

17. Related Party Transactions

Fundamental Global Investors and certain of its affiliates held approximately 39.9% of the Company’s outstanding shares of common stock as of December 31, 2019. Mr. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, serves as the Company’s Chairman and Chief Executive Officer. The Company’s purchases of the equity securities that comprise its equity method investments were made in companies in which Fundamental Global Investors and its affiliates have an ownership interest. The independent members of the Board of Directors approved these purchases and the Company made no payments to Fundamental Global Investors or its affiliates related to these purchases. On September 9, 2018, the Company entered into an agreement with Fundamental Global Investors and its affiliates where the Company sold 1,147,087 shares of common stock of BKTI to FGI for a price of $3.95 per share and total proceeds of approximately $4.5 million. The per share transaction price of $3.95 represented the immediately preceding closing price on the NYSE American stock exchange, and the transaction was approved by the Company’s Audit Committee, comprised of only independent directors. See Note 6 for further information on the Company’s equity method investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the “Proposal 1 – Election of Directors,” “Information about our Executive Officers,” “Additional Information – Delinquent Section 16(a) Reports,” and “Board Committees – Audit Committee” sections of the definitive proxy statement, to be filed in connection with the 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Our board of directors has adopted the Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our Internet website, www.ballantynestrong.com/investors, under the “Corporate Governance” tab, and is available free of charge, upon request to Corporate Secretary, 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209; telephone number: (704) 994-8279.

Any amendment to, or waiver from, the Code of Ethics applicable to our directors and executive officers will be disclosed in a current report on Form 8-K within four business days following the date of the amendment or waiver unless the rules of the NYSE American then permit website posting of such amendments and waivers, in which case we would post such disclosures on our Internet website.

Item 11. Executive Compensation

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation” sections of the definitive proxy statement, to be filed in connection with the 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,629,379	(1)	$4.47	2,366,778	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,629,379		$4.47	2,366,778

(1)	Includes 407,000 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan; and 700,000 securities to be issued upon exercise of outstanding options and 522,379 securities to be issued upon vesting of restricted stock units under our 2017 Omnibus Equity Compensation Plan.
(2)	All shares available for future issuance are under the 2017 Omnibus Equity Compensation Plan, as amended and restated effective October 28, 2019.

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the definitive proxy statement, to be filed in connection with the 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Related Person Transactions” and “Corporate Governance – Board Independence” sections of the definitive proxy statement, to be filed in connection with the 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the “Proposal Three – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” section of the definitive proxy statement, to be filed in connection with the 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Exhibit list.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	December 7, 2006

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.1	December 7, 2006

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.2	December 7, 2006

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.3	December 7, 2006

3.1.4	Certificate of Amendment of Certificate of Incorporation	10-Q	3.1.4	August 7, 2009

3.2	Ballantyne of Omaha, Inc. Bylaws	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	8-K	99.1	May 1, 2007

3.2.5	Fifth Amendment to Bylaws of Ballantyne Strong, Inc.	S-8	4.11	May 16, 2014

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
4.1	Description of the Securities of Ballantyne Strong, Inc.				X

10.1	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.2*	Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan (Amended and Restated effective October 28, 2019)	8-K	10.1	December 17, 2019

10.3*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.13	June 15, 2017

10.4*	Form of Restricted Share Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.14	June 15, 2017

10.5*	Form of Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.15	June 15, 2017

10.6*	Form of Non-Employee Director Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	10-Q	10.1	August 14, 2019

10.7*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.8*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.9*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.10*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.11*	Executive Employment Agreement, dated November 7, 2018, between Ballantyne Strong, Inc. and Mark D. Roberson	8-K	10.1	November 7, 2018

10.12	Master Equipment Lease Agreement between Huntington Technology Finance, Inc. and Convergent Media Systems Corporation	8-K	10.1	June 27, 2017

10.13	Progress Payment Note and Reimbursement Agreement between Convergent Media Systems Corporation and Huntington Technology Finance, Inc., effective as of June 22, 2017	8-K	10.2	June 27, 2017

10.14+	Credit Agreement, dated as of May 15, 2018, between Canadian Imperial Bank of Commerce and Strong/MDI Screen Systems, Inc.	10-Q	10.6	August 8, 2018

10.15	Contract of Sale, dated April 27, 2018, by and between Convergent Media Systems Corporation, as Seller, and Metrolina Alpharetta, LLC, as Buyer	8-K	10.1	May 1, 2018

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.16	Lease Agreement, between Metrolina Alpharetta, LLC, as Landlord, and Ballantyne Strong, Inc., as Tenant	10-Q	10.3	August 8, 2018

10.17	Form of Warrant, to be issued by Ballantyne Strong, Inc.	8-K	10.3	May 1, 2018

10.18	Master Installment Payment Agreement, dated as of May 22, 2018, by and between Convergent Media Systems Corporation, as Borrower, and NEC Financial Services, LLC, as Lender	8-K	10.1	May 29, 2018

10.19	Letter Agreement, dated as of September 9, 2018, by and between Ballantyne Strong, Inc. and Fundamental Global Investors, LLC	8-K	10.1	September 12, 2018

21	Subsidiaries of the Registrant are as follows:

	Name	Jurisdiction of Incorporation
a.	Strong Westrex, Inc.	Nebraska
b.	Strong Technical Services, Inc.	Nebraska
c.	Strong/MDI Screen Systems, Inc.	Canada
d.	Convergent Corporation	Georgia
e.	Convergent Media Systems Corporation	Georgia
f.	StrongVest Global Advisors, LLC	Delaware
g.	Strong Digital Media, LLC	Delaware

23.1	Consent of BDO USA, LLP	X

23.2	Consent of Haskell & White LLP	X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Ballantyne Strong, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements	X

*	Management contract or compensatory plan.
**	Furnished herewith.
+	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ballantyne Strong, Inc.

By:	/s/ D. Kyle Cerminara	By:	/s/ Mark D. Roberson
	D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Mark D. Roberson, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2020		Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date:	March 16, 2020

By:	/s/ Lewis M. Johnson
Lewis M. Johnson, Co-Chairman of the Board of Directors
Date:	March 16, 2020

By:	/s/ William J. Gerber
William J. Gerber, Director
Date:	March 16, 2020

By:	/s/ Jack H. Jacobs
Jack H. Jacobs, Director
Date:	March 16, 2020

By:	/s/ Charles T. Lanktree
Charles T. Lanktree, Director
Date:	March 16, 2020

By:	/s/ Robert J. Roschman
Robert J. Roschman, Director
Date:	March 16, 2020

By:	/s/ Ndamukong Suh
Ndamukong Suh, Director
Date:	March 16, 2020

