Form 10-K/A
period 2019-12-31
BALLANTYNE STRONG, INC.
filed 2020-04-20
CIK 946454

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

As of April 15, 2020, 14,651,253 shares of common stock of Ballantyne Strong, Inc., par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Paragraph

On March 16, 2020, Ballantyne Strong, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report” or “Form 10-K”). This Amendment No. 1 updates Part III to provide certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment No. 1 does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

As used in this Amendment, the terms “Ballantyne,” the “Company,” “we,” or “us” refer to Ballantyne Strong, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2020 Annual Meeting and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age of each director is reported as of December 31, 2019.

D. Kyle Cerminara, age 42, has served as a director of Ballantyne since February 2015 and the Company’s Chairman since May 2015. Mr. Cerminara previously served as the Company’s Chief Executive Officer from November 2015 to April 2020. Since April 2012, Mr. Cerminara has also served as the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC (“Fundamental Global”), an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, Mr. Cerminara is Co-Chief Investment Officer of CWA Asset Management Group (d/b/a Capital Wealth Advisors) (“CWA”), a wealth advisor and multi-family office affiliated with Fundamental Global, which position he has held since December 2012. Mr. Cerminara is a member of the Board of Directors of a number of publicly held companies focused in the investment management and insurance, technology and communication sectors, including BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since July 2015; 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), which intends to operate as a diversified insurance, reinsurance and investment management holding company, since December 2016; and Itasca Capital Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly traded investment firm, since June 2016. Mr. Cerminara was also appointed chairman of BK Technologies, Inc. (now BK Technologies Corporation) in March 2017, chairman of 1347 Property Insurance Holdings, Inc. in May 2018 and principal executive officer in March 2020 and chairman of Itasca Capital Ltd. in June 2018. He also served on the Board of Directors of Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services from March 2019 to March 2020, Iteris, Inc. (Nasdaq: ITI), a publicly traded, applied informatics company, from August 2016 to November 2017, and Magnetek, Inc., a publicly traded manufacturer, in 2015. He serves as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company and is in the process of being dissolved, since July 2016. He also previously served on the Board of Directors of blueharbor bank, a community bank, from October 2013 to January 2020. Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA from the Darden School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All-American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara brings to the Board of Directors the perspective of the Company’s largest stockholder. He also has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies, and operational experience as our former Chief Executive Officer, which qualify him to serve on our Board of Directors.

Lewis M. Johnson, age 50, has served as a director of Ballantyne since May 2016 and became Co-Chairman of the Board of Directors in April 2019. Since April 2012, Mr. Johnson has served as the President, Co-Founder and Partner of Fundamental Global, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, since January 2013, Mr. Johnson has served as Co-Chief Investment Officer of CWA. Prior to co-founding Fundamental Global and partnering with CWA, Mr. Johnson was a private investor from 2010 to 2012. From 2008 to 2010 Mr. Johnson served as Portfolio Manager and Managing Director at Louis Dreyfus Highbridge Energy. Previously, Mr. Johnson was a Senior Vice President, Portfolio Manager and Analyst at Pequot Capital from 2006 to 2007. Prior to joining Pequot Capital, he was a Vice President and Analyst at T. Rowe Price from 2000 to 2006. He interned as an Analyst at Capital Research and Management during the summer of 1999 and worked as a Vice President at AYSA from 1992 to 1998. Mr. Johnson received an MBA from the Wharton School of Business at the University of Pennsylvania in addition to a M.A. in Political Science and a B.A. in International Studies from Emory University, where he graduated Magna Cum Laude and was a member of Phi Beta Kappa. Mr. Johnson is a member of the Board of Directors of a number of publicly held companies, including BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since May 2016; 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), which intends to operate as a diversified insurance, reinsurance and investment management company, since April 2017; and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly traded investment firm, since June 2018. Mr. Johnson was also appointed co-chairman of 1347 Property Insurance Holdings, Inc. in May 2018 and co-chairman of BK Technologies, Inc. (now BK Technologies Corporation) in June 2018. Mr. Johnson brings to the Board of Directors the perspective of the Company’s largest stockholder. He has extensive experience in the financial industry, including asset management, capital allocation, finance and financial analysis of public companies.

William J. Gerber, age 61, has served as a director of Ballantyne since May 2015. He served as Chief Financial Officer of TD Ameritrade Holding Corporation (Nasdaq: AMTD) (“TD Ameritrade”), a provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors, from October 2006 to October 2015. In May 2007, he was named Executive Vice President of TD Ameritrade. In his role as Chief Financial Officer, he oversaw investor relations, business development, certain treasury functions and finance operations, including accounting, business planning and forecasting, external and internal reporting, tax and competitive intelligence. From May 1999 until October 2006, he served as the Managing Director of Finance at TD Ameritrade, during which time he played a significant role in evaluating merger and acquisition opportunities. Prior to joining TD Ameritrade, he served as Vice President of Acceptance Insurance Companies, Inc. (“Acceptance”), where he was responsible for all aspects of mergers and acquisitions, investment banking activity, banking relationships, investor communications and portfolio management. Prior to joining Acceptance, Mr. Gerber spent eight years with Coopers & Lybrand, now known as PricewaterhouseCoopers, serving as an audit manager primarily focusing on public company clients. Mr. Gerber was named to Institutional Investor Magazine’s All-America Executive Team as one of the top three CFOs in the Brokerage, Asset Managers and Exchanges category (2012 and 2013). He was also named a member of the CNBC CFO Council (2013 and 2014). Since January 2017, he has served on the Board of Directors of Northwestern Mutual Series Fund, a mutual fund company. He has also served on the Board of Directors of the U.S. holding company for the Royal Bank of Canada since July 2016 and Streck, Inc., a privately held company, since March 2015. He also serves on the Boys Town National Board of Trustees. He previously served on the Board of Directors for CTMG Inc., a privately held pharmaceutical testing company. Mr. Gerber holds a B.B.A. in Accounting from the University of Michigan. Mr. Gerber is also a Certified Public Accountant in the State of Michigan. Mr. Gerber served as Executive Vice President and Chief Financial Officer of TD Ameritrade, an online brokerage business, for more than eight years and has extensive financial experience, bringing valuable skills to our Board of Directors.

Colonel Jack H. Jacobs, age 74, has served as a director of Ballantyne since July 2018. He is the Melcher Family Chair and Professor of Humanities and Public Affairs at the United States Military Academy at West Point, where he has been teaching since 2005, and a principal of The Fitzroy Group, Ltd., a firm that specializes in the development of residential real estate in London and invests both for its own account and in joint ventures with other institutions, for over 20 years. He has served as an on-air military analyst for NBC News since 2002, where he was an Emmy nominee in 2010 and 2011. He was also a member of the team that produced the segment “Iraq: The Long Way Out,” which won the 2011 Murrow Award. Colonel Jacobs was a co-founder and Chief Operating Officer of AutoFinance Group Inc., one of the firms to pioneer the securitization of debt instruments, from 1988 to 1989; the firm was subsequently sold to KeyBank. He was a Managing Director of Bankers Trust Corporation, a diversified financial institution and investment bank, where he ran foreign exchange options worldwide and was a partner in the institutional hedge fund business. Colonel Jacobs’ military career included two tours of duty in Vietnam where he was among the most highly decorated soldiers, earning three Bronze Stars, two Silver Stars and the Medal of Honor, the nation’s highest combat decoration. He retired from active military duty as a Colonel in 1987. Colonel Jacobs has been a member of the board of directors of Paragon Technologies, Inc. (OTCMKTS: PGNT) since 2012, Datatrak International, Inc. (OTCMKTS: DTRK) since 2016 and Resonant Inc. (Nasdaq: RESN) since 2018. From 2007 to 2012, Colonel Jacobs served as a member of the Board of Directors of Xedar Corporation, a public company; from June 2006 to 2009, he was a director of Visual Management Systems, a private company; and he was a director of BioNeutral Group, Inc., a public company, until 2009. From October 17, 2013 to October 28, 2013, Colonel Jacobs served on the board of SED International Holdings, Inc. He was previously a director of Premier Exhibitions, Inc. Colonel Jacobs is a member of the Board of Trustees of the USO of New York. He is the author of the book “If Not Now, When?: Duty and Sacrifice in America’s Time of Need.” Colonel Jacobs received a Bachelor of Arts and a Master’s degree from Rutgers University. Colonel Jacobs’ extensive strategic, operational and leadership experience, coupled with his service on several public company boards, qualifies him to serve on our Board of Directors.

Charles T. Lanktree, age 70, has served as a director of Ballantyne since May 2015. He has served as Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs, since 2012 and also served as its President from 2012 to 2018. Since 1997, Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree currently serves on the Board of Directors of Eggland’s Best, Inc. and several of its affiliates. He has also served on the board of directors of BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since March 2017. From 2010 to 2013, he served on the Board of Directors of Eurofresh Foods, Inc., a privately held company, and, from 2004 to 2013, he was on the Board of Directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company and Beech-Nut Foods Corporation. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s College. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977. Mr. Lanktree’s 25 years of experience in consumer marketing and retail operations and his extensive experience as a Chief Executive Officer, coupled with his knowledge and insight of the retail industry, including distribution and franchising operations, qualifies him to serve on our Board of Directors.

Robert J. Roschman, age 54, has served as a director of Ballantyne since May 2015. He has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman previously served on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998 and which merged into Home BancShares, Inc. (Nasdaq: HOMB) in February 2017. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh, age 32, has served as a director of Ballantyne since January 2016. Mr. Suh is an independent private investor and holds ownership interests in several real estate development projects across Michigan, Nebraska, Oregon and Colorado. Mr. Suh is the Founder and a director of the Ndamukong Suh Family Foundation. He is also a professional athlete and has been a member of the Tampa Bay Buccaneers of the National Football League (“NFL”) since 2019. He previously was with the NFL’s Los Angeles Rams from 2018 to 2019, Miami Dolphins from 2015 to 2017 and Detroit Lions from 2010 to 2014. He currently serves on the Board of Directors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska. Our Board of Directors believes that Mr. Suh’s well cultivated business and personal network adds unique value to the Company, which, coupled with his extensive experience as an investor, allows him to evaluate strategic opportunities and qualifies him to serve on our Board of Directors.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company, their business history and their term of office with the Company. The age of each executive officer is reported as of December 31, 2019.

Name	Age	Position and Principal Occupation	Officer Term
D. Kyle Cerminara	42	Director since February 2015, Chairman since May 2015 and Chief Executive Officer from November 2015 to April 2020. Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC and Co-Chief Investment Officer of CWA. For additional information, see the section titled “Board of Directors.”	2015-2020

Mark D. Roberson	54	Chief Executive Officer since April 2020 and Executive Vice President, Chief Financial Officer and Treasurer from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He has served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, since May 2016, where he chairs the Audit Committee and is a member of the Compensation Committee, which he previously chaired.	2018-Present

Ray F. Boegner	70	President of Strong Entertainment; previously Senior Vice President and Senior Vice President of Sales; Vice President of Sales prior to November 1996; joined the Company in 1985.	1997-Present

Todd R. Major	47	Chief Financial Officer, Secretary and Treasurer since April 2020 and Senior Vice President, Finance from April 2019 to April 2020. Mr. Major previously served as Senior Director, Financial and SEC Reporting of Bojangles, Inc., a then Nasdaq-listed restaurant operating company and franchisor, from March 2015 to April 2019, as Director, Financial Reporting of Premier, Inc. (Nasdaq: PINC), a healthcare performance improvement company, from September 2014 to February 2015, and as Senior Director, Financial Reporting of Horizon Lines, Inc, a then NYSE-traded transportation and logistics company from November 2006 to September 2014. From June 2003 to November 2006, Mr. Major previously held positions of increasing responsibility at Nabi Biopharmaceuticals, Inc., a then Nasdaq-listed biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Major is a Certified Public Accountant and earned an MBA from Queens University of Charlotte and a B.A. in Accounting from Flagler College.	2020-Present

ADDITIONAL INFORMATION

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

Audit Committee

The Company has an Audit Committee of the Board of Directors, which, during 2019, consisted of Messrs. Gerber (Chair) and Jacobs, who are independent for purposes of serving on the committee under the SEC’s rules and NYSE American’s listing requirements. As a smaller reporting company, the Company is only required to maintain an audit committee of two independent members. The Board of Directors has determined that Mr. Gerber is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On April 13, 2020, the Board of Directors appointed Mr. Roschman to serve as the third member of the Audit Committee.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In this section of the Form 10-K/A, we disclose our executive compensation for our named executive officers (the “Named Executive Officers”), consisting of our principal executive officer during 2019 and the two other individuals who were serving as executive officers at the end of 2019. Our Named Executive Officers for 2019 were as follows:

●	D. Kyle Cerminara, Chairman and then Chief Executive Officer;

●	Mark D. Roberson, then Executive Vice President and Chief Financial Officer who now serves as our Chief Executive Officer; and

●	Ray F. Boegner, President of Strong Entertainment.

Base Salaries

Effective as of March 1, 2017, Mr. Cerminara received an annual base salary of $225,000 for his service as our Chief Executive Officer and Mr. Boegner receives an annual base salary of $275,000.

Mr. Roberson receives a base salary of $250,000, which salary was negotiated as part of his employment agreement at the time of his hiring as Executive Vice President and Chief Financial Officer of the Company, effective November 16, 2018.

Discretionary Bonuses

After considering a number of factors, including Company performance, the Compensation Committee determined not to pay any discretionary cash bonuses to executive officers for 2019 or 2018. The Compensation Committee determined to award equity grants to certain executive officers as described below.

Long-Term Incentives

We use long-term incentive equity awards as a part of our executive compensation program, in order to incentivize and reward the achievement of longer-term strategic objectives and align the financial interests of the Company’s executive officers with those of the Company’s stockholders. The Company’s long-term incentive program for its Named Executive Officers has consisted of restricted stock awards, restricted stock units (or “RSUs”) and nonqualified stock options. Each such type of award, and the reasons it is used, is described below. At the Company’s 2017 Annual Meeting of Stockholders, the Company’s stockholders approved the 2017 Plan as the successor to our 2010 Long-Term Incentive Plan (referred to as the “2010 Plan”) and 2014 Non-Employee Directors’ Restricted Stock Plan, and long-term incentive awards granted after the 2017 Annual Meeting have been made under the 2017 Plan. In addition, stockholders approved an amendment and restatement of the 2017 Plan at the 2019 Annual Meeting of Stockholders.

Restricted Stock Awards. Restricted stock awards represent the transfer of ownership of a certain number of shares of the Company’s common stock, subject to restrictions on transfer and a substantial risk of forfeiture based on the recipient’s continued employment by the Company during the applicable vesting period set out in the award agreement. Restricted stock awards are designed primarily to encourage retention of executive officers and key employees.

Restricted Stock Units. RSUs represent a right to receive a specific number of units at the end of the specified period. Each recipient of RSUs has no rights as a stockholder through such RSUs during the restriction period of the RSUs. Settlement of an RSU award is made in cash, shares of stock or some combination thereof, as specified in the applicable award agreement. RSUs are designed to provide retention incentives to our executive officers and key employees.

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

2019 Equity Grants

On June 6, 2019, the Compensation Committee approved grants of stock options and RSUs to Messrs. Cerminara, Roberson and Boegner. Messrs. Cerminara, Roberson and Boegner received options to purchase 30,000, 30,000 and 20,000 shares of the Company’s common stock, respectively, at an exercise price of $2.89 per share, pursuant to the 2017 Plan. The stock options have a ten-year term, and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

Messrs. Cerminara, Roberson and Boegner also received 75,000, 65,000 and 40,000 RSUs, respectively, pursuant to the 2017 Plan. These RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

2018 Equity Grants

On January 26, 2018, the Compensation Committee approved grants of stock options and RSUs to Messrs. Cerminara and Boegner. Each of these executives was granted a stock option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $4.70 per share, under the 2017 Plan. The stock options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

The RSU awards to Messrs. Cerminara and Boegner each covered 40,000 shares of the Company’s common stock, and these RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

On December 4, 2018, as a signing bonus, the Company granted to Mr. Roberson 50,000 RSUs pursuant to the 2017 Plan, vesting in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment, and stock options to purchase 40,000 shares of the Company’s common stock at an exercise price of $2.25 per share pursuant to the 2017 Plan. The stock options have a ten-year term and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

401(k) Retirement Plan

The Company’s executive officers are able to participate in the Company’s Retirement and Savings 401(k) Plan (the “401(k) Plan”), which is a combination savings and profit sharing plan designed to qualify under Section 401 of the U.S. Internal Revenue Code. Participation in the 401(k) Plan is generally available to all Ballantyne employees on the same terms. Each participant may defer up to 100% of his or her compensation. The Company may make a discretionary matching contribution equal to a uniform percentage of salary. Each year the Company determines the amount of the discretionary percentage. In 2019 and 2018, the Company matched 50% of the amount deferred up to 6% of each participating employee’s contribution. Employee contributions to the 401(k) Plan are non-forfeitable. Employer contributions vest annually over three years on the employee’s employment anniversary. Benefits may be distributed to participants or their beneficiaries, as the case may be, in the event of a participant’s death, retirement or other termination of service, or, if the participant so requests, on reaching age 59½. Participants may be eligible to withdraw benefits in case of hardship.

Contributions to the 401(k) Plan made by the Company on behalf of the Named Executive Officers are included in the 2019 Summary Compensation Table.

Employment Agreements

The Company currently has written employment agreements with Messrs. Boegner and Roberson. The material provisions of these employment and consulting agreements are discussed below.

Mr. Boegner’s employment agreement with the Company, which was entered into on February 14, 2012, provides for a base salary, subject to annual review and adjustment, and Mr. Boegner’s eligibility to participate in and/or receive other benefits under compensation plans provided to other executive employees of the Company, including an automobile allowance (which allowance was eliminated effective as of March 1, 2017). He is eligible for performance-based compensation in the form of an annual bonus and is eligible to receive awards, in the Compensation Committee’s discretion, under the Company’s long-term incentive plans. Pursuant to his employment agreement, in the event that his employment is terminated by Ballantyne without good cause or by Mr. Boegner for good reason, as these terms are defined in the agreement, then he will receive his base salary for period equal to three (3) weeks for each year that he has been employed by the Company. In addition, Ballantyne will pay for or reimburse Mr. Boegner for the cost of health insurance during this same period. For more information on the terms of Mr. Boegner’s employment agreement, see “Potential Payments Upon Termination or Change-in-Control — Employment Agreements.”

Mr. Roberson’s employment agreement with the Company, which was entered into on November 7, 2018, provides for an annual base salary of $250,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at $150,000, payable partly in cash and partly through equity awards as determined by the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee. As a signing bonus, the Company granted to Mr. Roberson 50,000 RSUs pursuant to the 2017 Plan, vesting over a period of three years from the date of grant, and stock options to purchase 40,000 shares of the Company’s common stock pursuant to the 2017 Plan, which options will vest over a period of five years from the date of grant. Mr. Roberson is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. Mr. Roberson’s employment agreement does not provide for any specified severance benefits.

Executive Compensation Tables

The following table sets forth information regarding all forms of compensation earned by the Company’s Named Executive Officers during the last two fiscal years. Messrs. Cerminara and Boegner were employed by the Company during all of fiscal 2019 and 2018. Mr. Cerminara resigned from his position of the Company’s Chief Executive Officer on April 13, 2020. Mr. Roberson served as Chief Financial Officer from November 16, 2018 to April 13, 2020 and was appointed as the Company’s Chief Executive Officer on April 13, 2020.

2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(10)	Total ($)
D. Kyle Cerminara (1) Chairman and Former CEO	2019	225,000	—	216,750	(4)	41,100	(7)	—	7,855	490,705
	2018	225,000	—	188,000	(5)	91,074	(8)	—	5,691	509,765

Mark D. Roberson (2) CEO and Former CFO	2019	250,000	—	187,850	(4)	41,100	(7)	—	8,615	487,565
	2018	25,000	—	112,500	(6)	37,223	(9)	—	85	174,808

Ray F. Boegner President of Strong Entertainment	2019	275,000	—	115,600	(4)	27,400	(7)	—	11,558	429,558
	2018	275,000	—	188,000	(5)	91,074	(8)	—	9,193	563,267

(1)	Mr. Cerminara was named to the Board of Directors on February 20, 2015. On September 23, 2015, Mr. Cerminara was appointed as Chairman. Mr. Cerminara served as our Chief Executive Officer from November 24, 2015 to April 13, 2020. He continues to serve as our Chairman. For 2019 and 2018, Mr. Cerminara did not receive any additional compensation as a director or as Chairman.

(2)	Mr. Roberson served as our Executive Vice President and Chief Financial Officer from November 16, 2018 to April 13, 2020 and was appointed as our Chief Executive Officer effective April 13, 2020.

(3)	The amounts in these columns represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 12 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

(4)	Consists of the grant date fair value of the June 6, 2019 grant of 75,000, 65,000 and 40,000 RSUs granted to Messrs. Cerminara, Roberson and Boegner, respectively, pursuant to the 2017 Plan. The RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(5)	Consists of the grant date fair value of the January 26, 2018 grant of 40,000 RSUs to each of Messrs. Cerminara and Boegner, in accordance with the 2017 Plan. The RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(6)	Consists of the grant date fair value of the December 4, 2018 grant of 50,000 RSUs, in accordance with the 2017 Plan. RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment. The RSUs were granted as a signing bonus pursuant to the terms of Mr. Roberson’s employment agreement with the Company.

(7)	Consists of the grant date fair value of the June 6, 2019 grant of 30,000, 30,000 and 20,000 stock options to Messrs. Cerminara, Roberson and Boegner, respectively, pursuant to the 2017 Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date.

(8)	Consists of the grant date fair value of the January 26, 2018 grant of 50,000 stock options to each of Messrs. Cerminara, Schulz and Boegner, in accordance with the 2017 Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date.

(9)	Consists of the grant date fair value of the December 4, 2018 grant of 40,000 stock options in accordance with the 2017 Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date. The options were granted as a signing bonus pursuant to the terms of Mr.Roberson’s employment agreement with the Company.

(10)	The Company provides its executives with certain employee benefits. These benefits include excess life and disability insurance and contributions made by the Company under the Ballantyne Retirement and Savings Plan. The amounts reported for each Named Executive Officer as All Other Compensation for 2019 are identified and quantified below:

	Mr. Cerminara	Mr. Roberson	Mr. Boegner
Employer match on Retirement and Savings Plan	$6,644	$7,404	$8,313
Excess life and disability insurance	1,211	1,211	1,130
Accrued vacation pay-out	—	—	2,115
Total All Other Compensation	$7,855	$8,615	$11,558

The following table sets forth information concerning outstanding equity awards for each of the Company’s Named Executive Officers as of the end of the last completed fiscal year.

Outstanding Equity Awards at 2019 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
D. Kyle Cerminara	48,000	12,000	(1)	4.33	11/22/2025	—		—
	24,000	36,000	(2)	6.50	2/28/2027	—		—
	10,000	40,000	(3)	4.70	1/26/2028	—		—
	—	30,000	(4)	2.89	6/6/2029	—		—
	—	—		—	—	20,000	(7)	64,800
	—	—		—	—	26,667	(8)	86,401
	—	—		—	—	75,000	(9)	243,000

Mark D. Roberson	8,000	32,000	(5)	2.25	12/4/2028	—		—
	—	30,000	(4)	2.89	6/6/2029	—		—
	—	—		—	—	33,334	(10)	108,002
	—	—		—	—	65,000	(9)	210,600

Ray F. Boegner	5,000	—	(6)	4.70	1/11/2022	—		—
	24,000	8,000	(1)	4.33	11/22/2025	—		—
	16,000	24,000	(2)	6.50	2/28/2027	—		—
	10,000	40,000	(3)	4.70	1/26/2028	—		—
	—	20,000	(4)	2.89	6/6/2029	—		—
	—	—		—	—	3,334	(11)	10,802
	—	—		—	—	26,667	(8)	86,401
	—	—		—	—	40,000	(9)	129,600

* Based on the closing stock price of our common stock of $3.24 on December 31, 2019, the last trading day of the 2019 fiscal year.

(1)	The 60,000 and 40,000 stock options granted to Messrs. Cerminara and Boegner, respectively, on November 22, 2015 pursuant to the 2010 Long-Term Incentive Plan become exercisable in five equal annual installments beginning on November 22, 2016 and thereafter on November 22 of each year through 2020. On November 23, 2016, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock at an exercise price of $4.33 per share.

(2)	The 60,000 and 40,000 stock options granted to Messrs. Cerminara and Boegner, respectively, on February 28, 2017 pursuant to the 2010 Long-Term Incentive Plan become exercisable in five equal annual installments beginning on February 28, 2018 and thereafter on February 28 of each year through 2022.

(3)	The 50,000 stock options granted to each of Messrs. Cerminara and Boegner on January 26, 2018 become exercisable in five equal annual installments beginning on January 26, 2019 and thereafter on January 26 of each year through 2023.

(4)	The 30,000, 30,000 and 20,000 stock options granted to Messrs. Cerminara, Roberson and Boegner, respectively, on June 6, 2019 pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on June 6, 2020 and thereafter on June 6 of each year through 2024.

(5)	The 40,000 stock options granted to Mr. Roberson on December 4, 2018 pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on December 4, 2019 and thereafter on December 4 of each year through 2023.

(6)	The 30,000 stock options granted to Mr. Boegner on January 11, 2012 pursuant to the 2010 Long-Term Incentive Plan became exercisable in four equal installments beginning on January 11, 2013 and thereafter on January 11 of each year through 2016. On both August 11, 2016 and August 30, 2016, Mr. Boegner exercised options from this grant to acquire 5,000 shares of the Company’s common stock. On June 8, 2017, Mr. Boegner exercised options from this grant to acquire 7,000 shares of the Company’s common stock. On August 14, 2017, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock.

(7)	Represents 20,000 shares of restricted stock. The restricted shares vested on February 27, 2020.

(8)	Represents 26,667 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on January 26, 2020 and January 26, 2021.

(9)	Represents RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on June 6, 2020, June 6, 2021 and June 6, 2022.

(10)	Represents 33,334 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on December 4, 2020 and December 4, 2021.

(11)	Represents 3,334 shares of restricted stock. The shares vested on February 27, 2020.

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

The employment agreement for Mr. Roberson does not provide for any specified severance benefits. However, Mr. Roberson, along with Mr. Cerminara, would have been entitled during the 2019 fiscal year to severance and other benefits, such as accrued vacation, pursuant to the Company’s then-existing severance policy available to all salaried employees.

2017 Omnibus Equity Compensation Plan – Change in Control Provisions

Our 2017 Plan, which was initially approved by our stockholders on June 15, 2017, with the amendment and restatement of the 2017 Plan, effective as of October 28, 2019, approved by our stockholders on December 17, 2019, generally provides for “double-trigger” vesting of equity awards in connection with a change in control of the Company, as described below.

To the extent that outstanding awards granted under the 2017 Plan are assumed in connection with a change in control, except as otherwise provided in the applicable award agreement or in another written agreement with the participant, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period, with performance-based awards being converted to service-based awards at the “target” level. Vesting and exercisability (as applicable) of awards that are assumed in connection with a change in control generally would be accelerated in full on a “double-trigger” basis, if, within two years after the change in control, the participant’s employment is involuntarily terminated without cause, or by the participant for “good reason.” Any stock options or stock appreciation rights (“SARs”) that become vested on a “double-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

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

For purposes of the 2017 Plan, unless otherwise defined in a written agreement with the participant or an applicable severance plan, “good reason”, as a reason for a participant’s termination of his or her employment, generally means the occurrence of any of the following without the participant’s consent (and unless timely cured by the Company following notice from the participant): (a) any material diminution in the participant’s compensation or benefits, unless generally applicable to all similarly situated employees of the Company; (b) the assignment to the participant of any duties inconsistent with, or substantially adverse to, his or her status and duties, or a reduction in title; (c) a material breach by the Company or a subsidiary of its obligations under the participant’s employment agreement, if any; or (d) the relocation of the participant’s primary work location to a location more than fifty miles away from the current location, in each case if not cured by the Company within the time limits set forth in the 2017 Plan.

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

2010 Long-Term Incentive Plan – Change in Control Provisions

The 2010 Plan provides that no acceleration of an award shall occur upon or after a “change in control” unless such acceleration is provided for in the applicable award agreement and determined by the Compensation Committee on a grant-by-grant basis or as may be provided in an after written agreement between the Company and the grantee. The award agreements for the stock options, restricted shares and RSUs granted to Messrs. Cerminara and Boegner under the 2010 Plan provide for accelerated vesting of all unvested options, restricted shares and RSUs upon the occurrence of a “change in control” while the grantee is employed by the Company or a subsidiary of the Company as of the date of the change in control.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors in fiscal 2019, except for Mr. Cerminara who did not receive any separate compensation for his service as a director during 2019.

	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William J. Gerber(2)	38,750	45,000	—	—	—	—	83,750
Jack H. Jacobs(2)	33,750	45,000	—	—	—	—	78,750
Lewis M. Johnson	28,500	75,900	—	—	—	—	104,400
Charles T. Lanktree(2)	34,000	45,000	—	—	—	—	79,000
Robert J. Roschman	28,500	45,000	—	—	—	—	73,500
Ndamukong Suh	34,750	45,000	—	—	—	—	79,750

(1)	Represents the annual retainer fee paid to each director and cash payments for attendance at meetings of the Board of Directors and meetings of the committees of the Board of Directors both in person and via teleconference prior to the modification of the director compensation program in June 2019. Although not included in the above table, the directors are reimbursed for their out-of-pocket expenses of attending meetings of the Board of Directors.

(2)	Mr. Gerber earned $10,000 for acting as Chairman of the Audit Committee, Mr. Lanktree earned $5,000 for acting as Chairman of the Compensation Committee and Mr. Jacobs earned $5,000 for acting as Chairman of the Nominating and Corporate Governance Committee.

(3)

On July 1, 2019, Messrs. Gerber, Jacobs, Johnson, Lanktree, Roschman and Suh were each granted 14,563 RSUs under the 2017 Plan. In addition, Mr. Johnson was granted an additional 10,000 RSUs for his role as Co-Chairman of the Board of Directors. The RSUs vest in three equal annual installments on July 1, 2020, July 1, 2021 and July 1, 2022, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. Each RSU represents a contingent right to receive one share of common stock of the Company. The amounts shown in this column include the fair value of the annual RSU award on the date of grant, which was $3.09 per share. For additional information relating to the assumptions made in valuing and expensing these awards for 2019, refer to Note 12 in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

The aggregate number of unvested RSU awards outstanding as of December 31, 2019 for each of Messrs. Gerber, Jacobs, Lanktree, Roschman and Suh was 14,563. The aggregate number of unvested RSU awards outstanding as of December 31, 2019 for Mr. Johnson was 24,563.

Prior to the modification of our director compensation program in June 2019, our non-employee directors received an annual cash retainer of $25,000, paid in quarterly installments, and the following cash payments for attending meetings of the Board of Directors and meetings of committees of the Board of Directors: (i) $1,500 for each meeting of the Board of Directors attended in person; (ii) $500 for each meeting of the Board of Directors attended via teleconference; (iii) $500 for each meeting of a committee of the Board of Directors attended in person; and (iv) $250 for each meeting of a committee of the Board of Directors attended via teleconference. Each non-employee director also received an annual grant of RSUs with a value of $30,000. Each RSU represents a contingent right to receive one share of common stock of the Company and vests on the one-year anniversary of the grant date. In addition, the Chairman of the Board of Directors and the Chairman of the Audit Committee each received an annual cash retainer of $10,000, paid in quarterly installments, and the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each received an annual cash retainer of $5,000, paid in quarterly installments. The non-employee directors also received reimbursement of reasonable out-of-pocket expenses for attending meetings of the Board of Directors.

On June 6, 2019, we modified the compensation program for all non-employee directors. The new program was adopted to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the new program are as follows:

●	Each non-employee director receives an annual cash retainer of $25,000, paid in quarterly installments;

●	The Chairman of the Audit Committee receives an additional annual cash retainer of $10,000, paid in quarterly installments;

●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating and Corporate Governance Committee each receives an additional cash retainer of $5,000, paid in quarterly installments;

●	Each non-employee director receives an annual grant of RSUs with a value of $45,000, vesting in three equal annual installments, beginning with the first anniversary of the grant date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company (effective as of July 1, 2019); and

●	Each non-employee director receives reimbursement for reasonable out-of-pocket expenses for attending meetings of the Board of Directors and its committees.

The 2017 Plan includes a limit on the amount of compensation payable to our non-employee directors. Specifically, the 2017 Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), when taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Largest Owners of Ballantyne Shares

The following table shows each person or entity that Ballantyne knows to be the beneficial owner of more than five percent of the Company’s outstanding common stock as of April 15, 2020:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Fundamental Global Investors, LLC 4201 Congress Street, Suite 140 Charlotte, NC 28209	5,754,822	(3)	39.3%
Ariel Investments, LLC 200 E. Randolph Street, Suite 2900 Chicago, IL 60601	3,373,559	(4)	23.0%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	972,439	(5)	6.6%

(1)	This information is based on Schedules 13G and 13D, as amended, and a Form 4 filed with the SEC. Fundamental Global filed an amended Schedule 13D on March 16, 2020 and a Form 4 on April 15, 2020; Ariel Investments, LLC (“Ariel”) filed an amended Schedule 13G on February 14, 2020; and Dimensional Fund Advisors LP (“Dimensional”) filed an amended Schedule 13G on February 12, 2020.

(2)	Based upon 14,651,253 shares outstanding on April 15, 2020.

(3)	Fundamental Global has shared dispositive power over 5,754,822 shares, representing approximately 39.3% of the Company’s outstanding shares of common stock, and shared voting power over 4,170,096 shares, representing approximately 28.5% of the Company’s outstanding shares of common stock. The number reported in the table includes the 1,584,726 shares held by CWA, a wealth advisor and multi-family office of which Fundamental Global owns 50%, for the accounts of individual investors (including shares held in customer accounts for Messrs. Cerminara and Johnson). Mr. Cerminara, Chairman of our Board of Directors and our former Chief Executive Officer, serves as Chief Executive Officer, Co-Founder and Partner of Fundamental Global, and Mr. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of Fundamental Global. Excluding the shares held by CWA in their respective customer accounts, Messrs. Cerminara and Johnson together beneficially own an additional 268,129 shares (including 110,000 shares purchasable pursuant to stock options held by Mr. Cerminara exercisable within 60 days of April 15, 2020 and 25,000 shares potentially issuable pursuant to RSUs that vest within 60 days of April 15, 2020), thus increasing the total number of shares beneficially owned by Fundamental Global to 6,022,951 shares, or approximately 40.7% of the Company’s outstanding shares of common stock. Fundamental Global, on behalf of the funds managed by it, has entered into a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act (the “10b5-1 Plan”), for the purchase of up to 1.0 million shares of common stock of the Company. The 10b5-1 Plan became effective on April 2, 2020 and will terminate on April 2, 2021 or such earlier date as set forth in the 10b5-1 Plan. Transactions under the 10b5-1 Plan, if any, will be reported to the SEC in accordance with applicable securities laws, rules and regulations.

(4)	Ariel reported that it has sole voting power and sole dispositive power over 3,373,559 shares. Ariel reported that its adviser clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, all securities reported as beneficially owned by Ariel. Ariel reports that WWJr. Enterprises, a client of Ariel, has an economic interest in more than 5% of the securities reported as beneficially owned by Ariel.

(5)

Dimensional reported that it has sole voting power over 946,750 shares and sole dispositive power over 972,439 shares. Dimensional reported that the funds, group trusts and separate accounts it provides investment management or adviser services to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts which are reported as beneficially owned by Dimensional.

Share Ownership of Directors and Officers

The following chart sets forth, as of the close of business on April 15, 2020, certain information concerning beneficial ownership of common stock by each director of the Company, each of the Named Executive Officers, and all current directors and executive officers as a group. The address for each director and executive officer listed is: c/o Ballantyne Strong, Inc., 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209.

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock(2)
D. Kyle Cerminara, Chairman	5,999,028	(3)	40.6%
Lewis M. Johnson, Co-Chairman	5,778,745	(4)	39.4%
Mark D. Roberson, Chief Executive Officer	54,332	(5)	*
Ray F. Boegner, President of Strong Entertainment	245,018	(6)	1.7%
Todd R. Major, Chief Financial Officer	10,000	(7)	*
William J. Gerber, Director	30,574	(8)	*
Jack H. Jacobs, Director	13,333	(9)	*
Charles T. Lanktree, Director	38,074	(10)	*
Robert J. Roschman, Director	44,692	(11)	*
Ndamukong Suh, Director	31,548	(12)	*
All current directors and executive officers as a group (10 persons)	6,490,792	(13)	43.5%

*	Less than 1% of common stock outstanding.

(1)	Each director and Named Executive Officer listed above owns all outstanding shares directly and has sole voting and investment power over such shares unless otherwise specified below.

(2)

Based upon 14,651,253 shares of common stock outstanding as of April 15, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such persons have voting or investment power with respect to the securities. Each named person is deemed to be the beneficial owner of shares of common stock that may be acquired within 60 days of April 15, 2020 upon the exercise of stock options and vesting of RSUs. However, the shares of common stock so issuable upon the exercise of stock options or vesting of RSUs held by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(3)	Includes 217,945 shares of common stock directly owned by Mr. Cerminara, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 110,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2020 and 25,000 shares potentially issuable pursuant to RSUs that vest within 60 days of April 15, 2020 (131,719 of these shares are held by CWA in customer accounts for Mr. Cerminara and his wife and children). Also includes 4,170,096 shares of common stock beneficially owned by Fundamental Global, the largest stockholder of the Company, and 1,453,007 shares held in customer accounts managed by CWA, of which Fundamental Global owns 50%. Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of Fundamental Global, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global, and as manager of CWA, is deemed to have shared dispositive power over the shares beneficially owned by CWA. Mr. Cerminara disclaims beneficial ownership of the shares beneficially owned by Fundamental Global and CWA except to the extent of his pecuniary interest therein. Does not include (i) 13,334 shares potentially issuable pursuant to RSUs granted on January 26, 2018, (ii) 50,000 shares potentially issuable pursuant to RSUs granted on June 6, 2019, (iii) 12,000 shares potentially issuable upon the exercise of stock options granted on November 22, 2015, (iv) 24,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017, (v) 30,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, and (vi) 24,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019.

18

(4)

Includes 32,423 shares of common stock directly owned by Mr. Johnson, 8,500 of which are held by CWA in a customer account. Also includes 4,170,096 shares of common stock beneficially owned by Fundamental Global, the largest stockholder of the Company, and 1,576,226 shares held in customer accounts managed by CWA, of which Fundamental Global owns 50%. Mr. Johnson, as President, Co-Founder and Partner of Fundamental Global, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global, and as manager of CWA, is deemed to have shared dispositive power over the shares beneficially owned by CWA. Mr. Johnson disclaims beneficial ownership of the shares beneficially owned by Fundamental Global and CWA except to the extent of his pecuniary interest therein. Does not include (i) 14,563 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019 and (ii) 10,000 shares potentially issuable upon the vesting of RSUs separately granted on July 1, 2019.

(5)	Includes 18,666 shares of common stock held directly owned by Mr. Roberson, 14,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2020 and 21,666 shares potentially issuable pursuant to RSUs that vest within 60 days of April 15, 2020. Does not include (i) 33,334 shares potentially issuable to Mr. Roberson pursuant to RSUs granted on December 4, 2018, (ii) 43,334 shares potentially issuable to Mr. Roberson pursuant to RSUs granted on June 6, 2019, (iii) 32,000 shares potentially issuable upon the exercise of stock options granted on December 4, 2018, and (iv) 24,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019.

(6)	Includes 154,685 shares of common stock directly owned by Mr. Boegner, 77,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2020 and 13,333 shares potentially issuable pursuant to RSUs that vest within 60 days of April 15, 2020. Does not include (i) 13,334 shares potentially issuable pursuant to RSUs granted on January 26, 2018, (ii) 26,667 shares potentially issuable pursuant to RSUs granted on June 6, 2019, (iii) 8,000 shares potentially issuable upon the exercise of stock options granted on November 22, 2015, (iv) 16,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017, (v) 30,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, and (vi) 16,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019.

(7)	Includes 10,000 shares potentially issuable pursuant to RSUs that vest within 60 days of April 15, 2020. Does not include 20,000 shares potentially issuable pursuant to RSUs granted on May 31, 2019.

(8)	Includes 30,574 shares of common stock directly owned by Mr. Gerber. Does not include 14,563 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019.

(9)	Includes 13,333 shares of common stock directly owned by Colonel Jacobs. Does not include 14,563 shares potentially issuable to Colonel Jacobs upon the vesting of RSUs granted on July 1, 2019.

(10)

Includes 30,574 shares of common stock directly owned by Mr. Lanktree and 7,500 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Does not include 14,563 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019.

(11)	Includes 44,962 shares of common stock directly owned by Mr. Roschman. Does not include 14,563 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019.

(12)	Includes 31,548 shares of common stock directly owned by Mr. Suh. Does not include 14,563 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019.

(13)	Includes 574,710 shares directly owned by all current directors and executive officers as a group, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 7,500 shares held by the Donna B. Lanktree Family Trust, 201,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2020, 69,999 shares potentially issuable pursuant to RSUs that vest within 60 days of April 15, 2020, 4,170,096 shares held by Fundamental Global and 1,444,507 shares held by CWA, of which Fundamental Global owns 50%.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,629,379	(1)	$4.47	2,366,778	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,629,379		$4.47	2,366,778

(1)	Includes 407,000 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan; and 700,000 securities to be issued upon exercise of outstanding options and 522,379 securities to be issued upon vesting of RSUs under our 2017 Plan.

(2)	All shares available for future issuance are under the 2017 Plan, as amended and restated effective October 28, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

The Company’s Audit Committee Charter requires the Audit Committee to review policies and procedures regarding transactions between the Company and officers and directors that are not a normal part of the Company’s business. There are no formal written policies or procedures used by Board of Directors or the Audit Committee to review, approve or ratify related party transactions. Rather, the Board of Directors or the Audit Committee reviews all related party transactions on a case by case basis for potential conflict of interest situations on an ongoing basis and uses its discretion in approving all such transactions. The Board of Directors or the Audit Committee will apply the standards of Item 404(a) of Regulation S-K when evaluating certain relationships and related transactions.

On an annual basis, the Company determines whether there are any related party transactions that need to be evaluated and approved by the Board of Directors or the Audit Committee based on the responses received from each director and executive officer based on an annual questionnaire completed by the director or executive officer. While there are no formal written policies or procedures used, the Board of Directors or the Audit Committee may consider the following factors in evaluating related party transactions:

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

StrongVest Global Advisors, LLC

StrongVest Global Advisors, LLC (“StrongVest”), a wholly-owned subsidiary of the Company, served as the investment advisor to CWA Income ETF (the “Fund”), an exchange-traded fund and series of StrongVest ETF Trust (the “Trust”). CWA, which is 50% owned by Fundamental Global, the largest stockholder of the Company, was the sub-advisor to the Fund. Mr. Cerminara, the Company’s Chairman and former Chief Executive Officer, is Chief Executive Officer, Co-Founder and Partner of Fundamental Global and Co-Chief Investment Officer of CWA, and Mr. Johnson, Co-Chairman of the Board of Directors, is President, Co-Founder and Partner of Fundamental Global and Co-Chief Investment Officer of CWA. Messrs. Cerminara and Johnson are managing members of Fundamental Global, and each owns a 33.3% ownership interest in Fundamental Global.

In October 2019, StrongVest and the Trust were discontinued and wound down. Prior to the winding down of StrongVest and the Trust, certain executive officers, employees and directors of the Company held various positions with StrongVest and the Trust and may continue to hold such positions until the entities are dissolved. Mr. Cerminara, the Chairman and former Chief Executive Officer of the Company, served as President, Principal Executive Officer and Trustee of the Trust and Chief Executive Officer of StrongVest. Ryan R.K. Turner, an employee of the Company, served as President of StrongVest. John Puglia, an employee of the Company, served as Treasurer and Principal Financial Officer of the Trust and as Treasurer and Secretary of StrongVest and Mr. Jeffrey L. Sutton, an employee of the Company, also served as Chief Compliance Officer of StrongVest and as Chief Compliance Officer and Secretary of the Trust.

Pursuant to an investment advisory agreement between the Fund and StrongVest (the “Advisory Agreement”), the Fund paid StrongVest a unitary fee for the services it provided payable on a monthly basis at the annual rate of 0.75% of the Fund’s average daily net assets, which fee was $41,444 and $64,993 in fiscal 2019 and fiscal 2018, respectively. Out of the unitary management fee, StrongVest was obligated to pay or arrange for the payment of substantially all expenses of the Fund, including the cost of transfer agency, custody, fund administration, legal, audit and other services and the fees and expenses of independent trustees (“Fund Expenses”), except for interest expenses, distribution fees or expenses, brokerage expenses, taxes and extraordinary expenses such as litigation and other expenses not incurred in the ordinary course of the Fund’s business. StrongVest’s unitary management fee was designed to cause substantially all of the Fund’s expenses to be paid and to compensate StrongVest for providing services for the Fund. Pursuant to a sub-advisory agreement between StrongVest and CWA (the “Sub-Advisory Agreement”), StrongVest was obligated to pay CWA a fee for the services it provided payable on a monthly basis equal to 50% of the advisory fee that the Fund paid StrongVest (net of the Fund Expenses paid by StrongVest). Because Fund Expenses paid by StrongVest exceeded 50% of the advisory fee that the Fund paid StrongVest, StrongVest did not pay any amounts to CWA pursuant to this arrangement.

Blueharbor Bank

On April 27, 2017, we entered into a debt agreement with blueharbor bank consisting of (1) a $2.0 million five-year term loan secured by a first lien deed of trust on our Alpharetta, GA facility, bearing interest at a fixed rate of 4.5% and payable in equal monthly installments of principal and interest calculated based on a 20-year amortization schedule with a final balloon payment of approximately $1.7 million due on May 10, 2022, and (2) a line of credit of up to $1.0 million secured by a second lien deed of trust on our Alpharetta, GA facility, bearing interest at the Prime Rate published in the Wall Street Journal plus 0.25% (4.75% at December 31, 2017) and with a term ending May 10, 2018. On April 23, 2018, we entered into an agreement with blueharbor bank to extend the maturity date of the $1.0 million line of credit to May 10, 2019. Under the debt agreement, we were required to maintain a ratio of total liabilities to tangible net worth not in excess of 3 to 1 and maintain minimum liquidity of $2.0 million. As of December 31, 2017, the balance of the term loan including current maturities was $2.0 million. We also had outstanding borrowings on our line of credit of $0.5 million and had the ability to borrow up to an additional $0.5 million. As of December 31, 2017, we were in compliance with our debt covenants. During the year ended December 31, 2017, the Company repaid approximately $32,000 of principal on the term loan and paid an aggregate of $66,000 of interest under the debt agreement.

On June 29, 2018, we closed a sale-leaseback transaction of our Alpharetta, GA facility pursuant to which we sold the facility to Metrolina Alpharetta, LLC (“Metrolina”), a third party, for a purchase price of $7.0 million, with the Company simultaneously leasing the facility back pursuant to a 10-year lease agreement at an annual base rent equal to $600,000 during the first year of the lease term, with the annual rent thereafter increasing annually by 2%. As part of the closing, we issued ten-year warrants to Metrolina to purchase up to 100,000 shares of our common stock pursuant to a warrant agreement. At the closing, approximately $2.94 million of the sale proceeds was used to repay all outstanding amounts owed under, and to terminate, the $2.0 million five-year term loan and the line of credit of up to $1.0 million with blueharbor bank secured by the Alpharetta facility. Prior to the closing of the sale-leaseback, we had repaid approximately $32,000 in principal on the term loan during 2018. We paid an aggregate of $68,000 of interest under the debt agreement in 2018.

Mr. Cerminara, our Chairman and former Chief Executive Officer, served as a member of the board of directors of blueharbor bank from October 2013 to January 2020. In addition, the funds managed by Fundamental Global, of which Mr. Cerminara is the Chief Executive Officer, Co-Founder and Partner, and Mr. Johnson, Co-Chairman of our Board of Directors, is the President, Co-Founder and Partner, and its affiliates together beneficially own less than five percent of the stock of blueharbor bank. The independent members of our Board of Directors approved our debt agreement with blueharbor bank.

Fundamental Global Investors, LLC

Share Purchase Transaction

On September 9, 2018, the Company entered into a letter agreement with Fundamental Global, pursuant to which the Company sold 1,147,087 shares of common stock of BK Technologies, Inc. (now known as BK Technologies Corporation) to funds managed by, and other affiliates of, Fundamental Global, at a price of $3.95 per share, which represented the immediately preceding closing price on the NYSE American stock exchange. On March 11, 2019, BK Technologies, Inc. reorganized into a holding company structure which resulted in BK Technologies Corporation becoming the publicly-traded direct parent company of BK Technologies, Inc. The gross proceeds to the Company were approximately $4,530,994. Mr. Cerminara, the Company’s Chairman and former Chief Executive Officer, is the Chief Executive Officer, Co-Founder and Partner of Fundamental Global, and Mr. Johnson, Co-Chairman of the Board of Directors, is the President, Co-Founder and Partner of Fundamental Global. The transaction was approved by the Audit Committee of the Company, comprised of only independent directors.

Firefly Transaction

On May 21, 2019, Strong Digital Media, LLC (“SDM”), a wholly-owned subsidiary of the Company , entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement” and, together with the Commercial Agreement, the “Firefly Agreements”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM has agreed to make available to Firefly 300 digital taxi tops and the parties have agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly has agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM has agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. The Company is a party to the Unit Purchase Agreement and has agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into the Firefly Agreements, the Company received $4,785,072 of Firefly’s Series A-2 preferred shares (“Firefly Shares”). The Firefly Shares, including those subsequently issued pursuant to an earn-out provision (if any), will be subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Firefly Agreements. As a condition to the transaction, SDM has agreed to hold the Firefly Shares in an investment fund managed by Fundamental Global, the controlling stockholder of the Company, that is wholly owned by SDM.

Indemnification Obligations

The funds managed by Fundamental Global, including the funds that directly own shares of our common stock, have agreed to indemnify Fundamental Global and its principals, including Messrs. Cerminara and Johnson, or any other person designated by Fundamental Global, for claims arising from Messrs. Cerminara’s and Johnson’s service on our Board of Directors, provided that a fund’s indemnity obligations are secondary to any obligations we may have with respect to Messrs. Cerminara’s and Johnson’s service on our Board of Directors.

DIRECTOR INDEPENDENCE

The Board of Directors is composed of a majority of independent directors as defined by the listing requirements of the NYSE American. The Board of Directors has determined that Messrs. Gerber, Jacobs, Lanktree, Roschman and Suh are independent directors of the Company under the listing standards adopted by the NYSE American. In making these independence determinations, the Board of Directors considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board of Directors considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board of Directors determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence. Our independent directors meet in an executive session at least once per year. All committee members are independent for the purpose of the committees on which they serve.

Item 14. Principal Accounting Fees and Services

On April 11, 2019, the Company appointed Haskell & White LLP (“Haskell & White”) as its new independent registered public accounting firm, effective immediately. BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm from 2016 through 2018. The following table sets forth the aggregate fees for professional services rendered by Haskell & White for the year ended December 31, 2019 and by BDO for the year ended December 31, 2018:

	2019	2018
	Haskell & White	BDO
Audit Fees(1)	$243,000	$482,500
Audit-Related Fees(2)	—	18,643
Tax Fees	—	—
All Other Fees	—	—
Total	$243,000	$501,143

(1)	Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q. In addition, includes fees for professional services rendered by BDO related to the review of the Company’s filing of equity method investment financial statements and issuance of the related consent in 2018.

(2)	Includes fees for professional services rendered for the review of standalone financial statements for one of the Company’s subsidiaries.

The Audit Committee has implemented pre-approval procedures consistent with the rules adopted by the SEC. All audit and permitted non-audit services are pre-approved by the Audit Committee. The Audit Committee has delegated the responsibility of approving proposed non-audit services that arise between Audit Committee meetings to the Audit Committee Chairman, provided that the decision to approve the services is presented for ratification at the next scheduled Audit Committee meeting.

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

Ballantyne Strong, Inc.

By:	/s/ TODD R. MAJOR
Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 20, 2020

