Form 10-Q
period 2020-03-31
BALLANTYNE STRONG, INC.
filed 2020-05-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 8, 2020
Common Stock, $.01 par value	14,651,253 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,546	$4,951
Restricted cash	351	351
Accounts receivable (net of allowance for doubtful accounts of $1,217 and $1,291, respectively)	10,252	12,898
Inventories, net	2,794	2,879
Recoverable income taxes	262	190
Other current assets	2,642	1,754
Total current assets	22,847	23,023
Property, plant and equipment (net of accumulated depreciation of $10,299 and $10,238, respectively)	9,836	10,560
Operating lease right-of-use assets	5,438	5,581
Finance lease right-of-use assets	2,333	2,563
Investments	14,368	13,311
Intangible assets, net	1,453	1,534
Goodwill	842	919
Other assets	98	142
Total assets	$57,215	$57,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,139	$3,273
Accrued expenses	3,830	4,416
Short-term debt	3,188	3,080
Current portion of long-term debt	1,016	998
Current portion of operating lease obligations	974	971
Current portion of finance lease obligations	1,633	1,586
Deferred revenue and customer deposits	3,175	2,981
Total current liabilities	18,955	17,305
Long-term debt, net of current portion and debt issuance costs	2,757	3,019
Operating lease obligations, net of current portion	4,632	4,809
Finance lease obligations, net of current portion	3,561	3,988
Deferred revenue and customer deposits, net of current portion	32	38
Deferred income taxes	2,918	2,649
Other long-term liabilities	110	116
Total liabilities	32,965	31,924
Commitments, contingencies and concentrations (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,445 and 17,410 shares at March 31, 2020 and December 31, 2019, respectively; outstanding 14,651 and 14,616 shares at March 31, 2020 and December 31, 2019, respectively	174	174
Additional paid-in capital	42,862	42,589
Retained earnings	5,554	6,001
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(5,754)	(4,469)
Total stockholders’ equity	24,250	25,709
Total liabilities and stockholders’ equity	$57,215	$57,633

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net product sales	$6,404	$5,560
Net service revenues	7,171	8,746
Total net revenues	13,575	14,306
Cost of products sold	4,695	3,523
Cost of services	4,627	8,138
Total cost of revenues	9,322	11,661
Gross profit	4,253	2,645
Selling and administrative expenses:
Selling	1,344	1,228
Administrative	4,830	3,929
Total selling and administrative expenses	6,174	5,157
Loss on disposal of assets	-	(64)
Loss from operations	(1,921)	(2,576)
Other income (expense):
Interest expense	(272)	(119)
Fair value adjustment to notes receivable	-	(510)
Foreign currency transaction gain (loss)	488	(143)
Other income, net	289	36
Total other income (expense)	505	(736)
Loss before income taxes and equity method investment income (loss)	(1,416)	(3,312)
Income tax expense	(400)	(141)
Equity method investment income (loss)	1,369	(697)
Net loss	$(447)	$(4,150)

Basic loss per share	$(0.03)	$(0.29)
Diluted loss per share	$(0.03)	$(0.29)

Weighted-average shares used in computing net loss per share:
Basic	14,625	14,438
Diluted	14,625	14,438

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(447)	$(4,150)
Adjustment to postretirement benefit obligation	(4)	2
Unrealized loss on available-for-sale securities of equity method investments, net of tax	(76)	(91)
Currency translation adjustment:
Unrealized net change arising during period	(1,205)	257
Total other comprehensive (loss) income	(1,285)	168
Comprehensive loss	$(1,732)	$(3,982)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2020:

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709
Net loss	-	-	-	(447)	-	-	(447)
Net other comprehensive loss	-	-	-	-	-	(1,285)	(1,285)
Vesting of restricted stock	35	-	-	-	-	-	-
Stock-based compensation expense	-	-	273	-	-	-	273
Balance at March 31, 2020	17,445	174	42,862	5,554	(18,586)	(5,754)	24,250

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2019:

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	17,237	$172	$41,471	$13,319	$(18,586)	$(5,378)	$30,998
Net loss	-	-	-	(4,150)	-	-	(4,150)
Net other comprehensive income	-	-	-	-	-	168	168
Cumulative effect of adoption of ASC 842	-	-	-	2,785	-	-	2,785
Vesting of restricted stock	76	1	(1)	-	-	-	-
Stock-based compensation expense	-	-	243	-	-	-	243
Balance at March 31, 2019	17,313	173	41,713	11,954	(18,586)	(5,210)	30,044

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(447)	$(4,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	819	(310)
Provision for obsolete inventory	44	53
Provision for warranty	53	67
Depreciation and amortization	989	795
Amortization and accretion of operating leases	309	579
Fair value adjustment to notes receivable	-	510
Equity method investment (income) loss	(1,369)	697
Loss on disposal of assets	-	64
Gain on Firefly transaction (Note 6)	(270)	-
Deferred income taxes	23	50
Stock-based compensation expense	273	243
Changes in operating assets and liabilities:
Accounts receivable	1,499	1,819
Inventories	(118)	(145)
Current income taxes	(87)	(444)
Other assets	(277)	(69)
Accounts payable and accrued expenses	1,323	(605)
Deferred revenue and customer deposits	216	11
Operating lease obligations	(341)	(590)
Net cash provided by (used in) operating activities	2,639	(1,425)

(Continued on following page)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	$-	$86
Capital expenditures	(371)	(257)
Net cash used in investing activities	(371)	(171)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	237
Principal payments on short-term debt	(55)	(79)
Principal payments on long-term debt	(243)	(245)
Payments on capital lease obligations	(380)	(49)
Net cash used in financing activities	(678)	(136)
Effect of exchange rate changes on cash and cash equivalents	5	23
Net increase (decrease) in cash and cash equivalents and restricted cash	1,595	(1,709)
Cash and cash equivalents and restricted cash at beginning of period	5,302	7,048
Cash and cash equivalents and restricted cash at end of period	$6,897	$5,339

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$6,546	$4,989
Restricted cash	351	350
Total cash and cash equivalents and restricted cash	$6,897	$5,339

Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$-	$198
Capital lease obligations for property and equipment	$-	$232
Short-term borrowings to finance insurance	$421	$202

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the entertainment, retail and advertising markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation (“Convergent”) and Strong Digital Media, LLC (“SDM”) design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

There is significant ongoing uncertainty surrounding the COVID-19 global pandemic and the extent and duration of the impacts that it may have on the Company, as well as its customers, suppliers, and employees. There is heightened potential for future reserves against trade receivables, inventory write downs and impairments of long-lived assets, goodwill, intangible assets and investments. In the current environment, assumptions about future financial and operational performance, supply chain pricing and availability and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is heightened potential for changes in these views over the remainder of 2020, and potentially beyond.

Restricted Cash

Restricted cash represents amounts held in a collateral account for the Company’s corporate travel and purchasing credit card program.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, the Company recorded $0.7 million of bad debt expense during the first quarter of 2020 as a result of the increased uncertainty related to collection of trade accounts receivable from these customers.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees during the three months ended March 31, 2020 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not other than temporarily impaired. The carrying value of our equity method and cost method investments is reported as “investments” on the condensed consolidated balance sheets. Note 6 contains additional information on our equity method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of March 31, 2020 and December 31, 2019.

Fair values measured on a recurring basis at March 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,546	$-	$-	$6,546
Restricted cash	351	-	-	351
Notes receivable	-	-	-	-
Total	$6,897	$-	$-	$6,897

Fair values measured on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,951	$-	$-	$4,951
Restricted cash	351	-	-	351
Notes receivable	-	-	-	-
Total	$5,302	$-	$-	$5,302

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	Three Months Ended March 31,
	2020	2019
Notes receivable balance, beginning of period	$-	$3,965
Fair value adjustment	-	(510)
Notes receivable balance, end of period	$-	$3,455

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

The notes receivable are recorded at estimated fair value. The significant unobservable inputs used in the fair value measurement of the Company’s notes receivable are the discount rate and percentage of default. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. Adjustments to the fair value of the notes receivable are included in other (expense) income on the Company’s condensed consolidated statements of operations.

In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable. During the year ended December 31, 2019, the Company adjusted the carrying value of the notes receivable to $0 based on management’s review of the debtor’s financial statements and changes in the underlying trend of historical and projected cash flows available to service the notes. The related $1.1 million contingent liability was also adjusted during the year ended December 31, 2019, based on the Company’s expectation that cash flow from the notes receivable will not be available. As of March 31, 2020, management estimated the fair value of the notes receivable to be $0.

The Company’s short-term and long-term debt is recorded at historical cost. As of March 31, 2020, the Company’s long-term debt, including current maturities, had a carrying value of $3.8 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at March 31, 2020 was $3.5 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity and cost method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). The Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three months ended March 31, 2020 or 2019.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Intangibles- Goodwill and Other- Internal Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize or expense. The standard is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of the new standard on January 1, 2020 did not have an impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU improves the effectiveness of fair value measurement disclosures by eliminating, adding and modifying certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The standard is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of the new standard on January 1, 2020 did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company is currently assessing the impact of the question-and-answer document on its condensed consolidated financial statements, and will adopt the guidance in the second quarter of 2020, to the extent applicable.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2020 or December 31, 2019.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31, 2020
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$2,956	$-	$-	$-	$2,956
Digital equipment sales	1,649	1,172	-	-	2,821
Extended warranty sales	159	-	-	-	159
Other product sales	468	-	-	-	468
Total product sales	5,232	1,172	-	-	6,404
Field maintenance and monitoring services	1,804	3,414	28	-	5,246
Installation services	257	357	-	-	614
Advertising	-	-	1,169	-	1,169
Other service revenues	22	19	-	101	142
Total service revenues	2,083	3,790	1,197	101	7,171
Total	$7,315	$4,962	$1,197	$101	$13,575

	Three Months Ended March 31, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$2,819	$-	$-	$-	$2,819
Digital equipment sales	1,484	625	-	-	2,109
Extended warranty sales	234	-	-	-	234
Other product sales	398	-	-	-	398
Total product sales	4,935	625	-	-	5,560
Field maintenance and monitoring services	1,967	2,773	53	-	4,793
Installation services	670	2,118	-	-	2,788
Advertising	-	-	1,040	-	1,040
Other service revenues	29	19	-	77	125
Total service revenues	2,666	4,910	1,093	77	8,746
Total	$7,601	$5,535	$1,093	$77	$14,306

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31, 2020
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$5,717	$1,794	$1,197	$4	$8,712
Over time	1,598	3,168	-	97	4,863
Total	$7,315	$4,962	$1,197	$101	$13,575

	Three Months Ended March 31, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$6,044	$2,992	$1,093	$-	$10,129
Over time	1,557	2,543	-	77	4,177
Total	$7,601	$5,535	$1,093	$77	$14,306

At March 31, 2020, the unearned revenue amount associated with maintenance and monitoring services, extended warranty sales and advertising services in which the Company is the primary obligor was $2.4 million. The Company expects to recognize $2.3 million of unearned revenue amounts throughout the rest of 2020, $0.1 million during 2021 and immaterial amounts during 2022 and 2023.

4. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses in all periods presented, there were no differences between average shares used to compute basic and diluted loss per share for the three months ended March 31, 2020 and March 31, 2019. The following table summarizes the weighted average shares used to compute basic and diluted loss per share (shares in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,625	14,438
Dilutive effect of stock options and certain non-vested restricted stock awards	-	-
Diluted weighted average shares outstanding	14,625	14,438

Options to purchase 1,057,000 and 833,500 shares of common stock were outstanding as of March 31, 2020 and March 31, 2019, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period. An additional 86,725 and 20,994 common stock equivalents related to options and restricted stock awards were excluded for the three months ended March 31, 2020 and March 31, 2019, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and components	$1,562	$1,584
Work in process	237	211
Finished goods	995	1,084
	$2,794	$2,879

The inventory balances are net of reserves of approximately $0.9 million as of both March 31, 2020 and December 31, 2019.

6. Investments

The following summarizes our investments (dollars in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
1347 Property Insurance Holdings, Inc.	$8,239	17.1%	$6,897	17.2%
Itasca Capital, Ltd.	2,515	32.3%	2,800	32.3%
Total Equity Method Investments	10,754		9,697

Cost Method Investment
Firefly Systems, Inc.	3,614		3,614
Total Investments	$14,368		$13,311

Equity Method Investments

The following summarizes the income (loss) of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Entity
1347 Property Insurance Holdings, Inc.	$1,417	$144
Itasca Capital, Ltd.	(48)	(841)
Total	$1,369	$(697)

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that is implementing business plans to operate as a diversified holding company of insurance, reinsurance and investment management businesses. The Company’s Chairman and former Chief Executive Officer is the principal executive officer and chairman of the board of directors of PIH, and the Company’s Co-Chairman is co-chairman of the board of directors of PIH. As of March 31, 2020, they controlled entities that, when combined with the Company’s ownership in PIH, own greater than 20% of PIH, providing the Company with significant influence over PIH, but not controlling interest. The equity method income from PIH was primarily the result of PIH’s non-cash gains associated with the change in fair value of its investment in the common stock of FedNat Holding Company (Nasdaq: FNHC) and PIH’s gain on the sale of its homeowners insurance operations. As a result of the recent significant decline in global equity values, the Company expects to record a loss from its investment in PIH during the second quarter of 2020 of approximately $1.4 million. Effective April 21, 2020, the ownership of such entities, when combined with the Company’s ownership in PIH, exceeded 50% of PIH. The Company did not receive dividends from PIH during the three months ended March 31, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in PIH was $5.1 million at March 31, 2020.

Itasca Capital, Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chairman and former Chief Executive Officer is chairman of the board of directors of Itasca, and the Company’s Co-Chairman is also a member of the board of directors of Itasca. These board seats, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three months ended March 31, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $2.5 million at March 31, 2020.

As of March 31, 2020, the Company’s retained earnings included undistributed earnings from its equity method investees of approximately $13 thousand.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the three months ended December 31, 2019 and 2018, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag (in thousands):

For the three months ended December 31,	2019	2018

Revenue	$4,340	$352
Operating income	$3,977	$240
Net income (loss)	$8,121	$(1,791)

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

The Unit Purchase Agreement contains an earnout provision pursuant to which SDM can obtain additional Firefly Shares. The earnout period runs from May 22, 2019 through June 30, 2020. SDM will earn additional Firefly Shares equivalent to the cash collections under certain digital top contracts that were in place at the closing of the transaction. In connection with the additional Firefly Shares expected to be received, the Company recorded an additional $0.3 million gain on the Firefly transaction during the three months ended March 31, 2020. The Firefly Shares will be delivered to SDM shortly after the conclusion of the earnout period.

7. Intangible Assets

Intangible assets consisted of the following at March 31, 2020 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$223	$-	$223
Intangible assets subject to amortization:
Software in service	5	2,403	(1,219)	1,184
Product formulation	10	431	(385)	$46
Total		$3,057	$(1,604)	$1,453

Intangible assets consisted of the following at December 31, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$203	$-	$203
Intangible assets subject to amortization:
Software in service	5	2,362	(1,087)	1,275
Product formulation	10	471	(415)	56
Total		$3,036	$(1,502)	$1,534

Amortization expense relating to intangible assets was $0.2 million during each of the three months ended March 31, 2020 and 2019.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Remainder of 2020	$415
2021	516
2022	242
2023	57
2024	-
Thereafter	-
Total	$1,230

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2020 (in thousands):

Balance as of December 31, 2019	$919
Foreign currency translation adjustment	(77)
Balance as of March 31, 2020	$842

9. Debt

The Company’s debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Short-term debt:
Strong/MDI installment loan	$2,767	$3,080
Insurance note payable	421	-
Current portion of long-term debt	1,016	998
Total short-term debt	4,204	4,078
Long-term debt:
Equipment term loans	3,788	4,031
Total principal balance of long-term debt	3,788	4,031
Less: current portion	(1,016)	(998)
Less: unamortized debt issuance costs	(15)	(14)
Total long-term debt	2,757	3,019
Total short-term and long-term debt	$6,961	$7,097

Equipment Term Loans

On May 22, 2018, Convergent entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. In each of December 2018 and June 2019, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment, with each round of financing totaling approximately $0.6 million and $0.2 million, respectively. Installment payments under each contract are due monthly for a period of 60 months. The financing under each of the agreements is secured by the respective equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $3.8 million of outstanding borrowings under equipment term loan agreements at March 31, 2020, which bear interest at a weighted-average fixed rate of 7.7%.

Strong/MDI Installment Loan

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$3.9 million, or approximately $2.8 million, of principal outstanding on the 20-year installment loan as of March 31, 2020, which bears variable interest at 2.95%. Strong/MDI was in compliance with its debt covenants as of March 31, 2020. Subsequent to March 31, 2020, Strong/MDI drew down approximately CDN$2.9 million, or approximately $2.1 million, on its revolving line of credit. Amounts outstanding under Strong/MDI’s line of credit are payable upon demand and bear interest at a 2.45% variable rate.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of March 31, 2020 (in thousands):

Remainder of 2020	$758
2021	1,079
2022	1,146
2023	786
2024	19
Thereafter	-
Total	$3,788

Paycheck Protection Program

On April 14, 2020, the Company entered into a promissory note evidencing a loan of $3.2 million (the “Loan”) under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of the CARES Act. The Company intended to use the Loan for qualifying payroll, rent and utility expenses in accordance with the terms of the CARES Act. At the time the Company applied for the Loan, the Company believed it qualified to receive the funds pursuant to the PPP.

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates additional uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company has less than 300 employees and continues to be severely impacted by the disruption to the cinema, theme park and advertising industries as a result of COVID-19. However, out of an abundance of caution and in light of the new guidance, the Company repaid the full amount of the Loan plus accrued interest to the lender on May 5, 2020.

10. Leases

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$380	$49
Interest on lease liabilities	164	19
Operating lease cost	401	687
Short-term lease cost	15	6
Sublease income	(116)	(86)
Net lease cost	$844	$675

Other information
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$164	$19
Operating cash flows from operating leases	$341	$590
Financing cash flows from finance leases	$380	$49
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$232
Right-of-use assets obtained in exchange for new operating lease liabilities	$109	$644

As of March 31, 2020
Weighted-average remaining lease term - finance leases (years)	2.9
Weighted-average remaining lease term - operating leases (years)	7.0
Weighted-average discount rate - finance leases	12.1%
Weighted-average discount rate - operating leases	4.2%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of March 31, 2020 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$920	$1,630
2021	1,169	2,173
2022	820	1,967
2023	660	353
2024	669	88
Thereafter	2,447	-
Total lease payments	6,685	6,211
Less: Amount representing interest	(1,079)	(1,017)
Present value of lease payments	5,606	5,194
Less: Current maturities	(974)	(1,633)
Lease obligations, net of current portion	$4,632	$3,561

The Company subleases certain office and warehouse space and equipment to third parties. Sublease income is included in net service revenues in the condensed consolidated statements of operations. The following table presents a maturity analysis of the Company’s long-term subleases (in thousands):

Remainder of 2020	$109
2021	137
2022	23
2023	-
2024	-
Thereafter	-
Total sublease payments	$269

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

11. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2020 and December 31, 2019.

The Tax Cuts and Jobs Act of 2017 provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three months ended March 31, 2020 and March 31, 2019.

Changes in tax laws may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act made significant changes to Federal tax laws, including certain changes that are retroactive to the prior year. The effects of these changes relate to deferred tax assets and net operating losses; all of which are offset by valuation allowance.

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2016 through 2019. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

12. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of March 31, 2020, 2,366,778 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,107,000	$4.47	7.9	$148
Granted	-
Exercised	-
Forfeited	-
Expired	-
Outstanding at March 31, 2020	1,107,000	$4.47	7.6	$-
Exercisable at March 31, 2020	441,000	$5.09	6.7	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of March 31, 2020, 666,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $1.0 million, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Shares and Restricted Stock Units

The following table summarizes restricted stock share activity for the three months ended March 31, 2020:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	23,334	$6.50
Granted	-
Shares vested	(23,334)	6.50
Shares forfeited	-
Non-vested at March 31, 2020	-

The following table summarizes restricted stock unit activity for the three months ended March 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	522,379	$3.14
Granted	-
Shares vested	(35,833)	4.70
Shares forfeited	-
Non-vested at March 31, 2020	486,546	$3.03

As of March 31, 2020, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $1.1 million, which is expected to be recognized over a weighted average period of 2.0 years.

13. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 52% of consolidated net revenues during the three months ended March 31, 2020. Trade accounts receivable from these customers represented approximately 40% of net consolidated receivables at March 31, 2020. In addition, the Company had one customer account for more than 10% of both its consolidated net revenues during the three months ended March 31, 2020 and its net consolidated receivables as of March 31, 2020. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Through March 31, 2020, the insurance carrier has advanced $3.0 million of insurance proceeds to the Company, which included $1.9 million related to the property and casualty claim and the remaining $1.1 million related to our business interruption claim. Any additional future claims payments are at the discretion of the insurance carrier based on its continuing claims analysis.

For the three months ended March 31, 2020 and March 31, 2019, the Company recorded total insurance recoveries of its incurred costs totaling $0.1 million and $0.4 million, respectively. The Company has also deferred $0.8 million of proceeds received in connection with the business interruption claim within accrued expenses on the condensed consolidated balance sheet as of March 31, 2020. Recovery of lost profit under the business interruption coverage will be reflected in future periods as contingencies are resolved and the amounts are confirmed with the insurer.

14. Business Segment Information

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

Summary by Business Segments

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net revenues
Strong Entertainment	$7,315	$7,601
Convergent	4,962	5,535
Strong Outdoor	1,197	1,093
Other	101	77
Total net revenues	13,575	14,306

Gross profit (loss)
Strong Entertainment	1,834	2,415
Convergent	1,985	1,569
Strong Outdoor	333	(1,416)
Other	101	77
Total gross profit	4,253	2,645

Operating (loss) income
Strong Entertainment	(337)	1,159
Convergent	857	752
Strong Outdoor	(376)	(2,012)
Other	(114)	(237)
Total segment operating income (loss)	30	(338)
Unallocated administrative expenses	(1,951)	(2,238)
Loss from operations	(1,921)	(2,576)
Other income (expense), net	505	(736)
Loss before income taxes and equity method investment loss	$(1,416)	$(3,312)

(In thousands)	March 31, 2020	December 31, 2019
Identifiable assets
Strong Entertainment	$18,730	$18,135
Convergent	13,736	15,797
Strong Outdoor	3,491	3,737
Corporate assets	21,258	19,964
Total	$57,215	$57,633

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2020	2019
Net revenue
United States	$11,680	$12,864
Canada	740	798
China	201	212
Mexico	78	3
Latin America	276	29
Europe	194	280
Asia (excluding China)	258	58
Other	148	62
Total	$13,575	$14,306

(In thousands)	March 31, 2020	December 31, 2019
Identifiable assets
United States	$39,430	$37,508
Canada	17,785	20,125
Total	$57,215	$57,633

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s access to capital, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to maintain its brand and reputation and retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic), economic and political risks of selling products in foreign countries (including tariffs), risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms or at all, the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic), the adequacy of insurance and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may be further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

Ballantyne Strong, Inc. (“BTN”, “Ballantyne”, “the Company”, “we”, “our” and “us”) is a holding company with diverse business activities focused on serving the entertainment, retail and advertising markets. The Company and its subsidiaries design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service.

We conduct our operations through three operating segments: Strong Entertainment (formerly known as Strong Cinema), Convergent and Strong Outdoor. The Strong Entertainment segment name change is to the name only and had no impact on our historical financial position, results of operations, cash flow or segment level results previously reported. Our Strong Entertainment business is one of the largest manufacturers of premium projection screens. We also manufacture customized screen support systems, distribute other products and provide technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 54% of our revenues for the three months ended March 31, 2020 were from Strong Entertainment, approximately 37% were from Convergent and approximately 9% were from Strong Outdoor. Additional information related to our reporting segments can be found in Note 14 in the notes to the condensed consolidated financial statements.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations. While business and revenue for the first two months of 2020 started off strong, continuing the favorable trends from the last half of 2019, our customers, particularly those in the entertainment and advertising industries, have been significantly impacted by COVID-19.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which is negatively impacting us. A significant number of our customers have temporarily ceased operations during the pandemic; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers have been forced to close or curtail their hours; many advertisers began to reduce, postpone, or cancel their advertising campaigns as social distancing measures, including closures of schools and non-essential businesses, and restrictions around the free movement of people were implemented; and a number of events during which our experiential marketing services may have been provided have been postponed or cancelled. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China was also delayed by the COVID-19 pandemic, and we are currently unable to estimate when the facility will be completed and operational. In addition, as a result of the recent significant decline in global equity values, the Company expects to record a loss from its investment in PIH during the second quarter of 2020 of approximately $1.4 million. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us and our third-party vendors.

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, temporarily curtailed our service and distribution activities in the United States and temporarily reduced compensation of our executive officers and certain other employees. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions will help mitigate the impact of the COVID-19 pandemic on us.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the first quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s credit facility. Furthermore, we are in the process of reviewing and applying for wage subsidies, tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$13,575	$14,306	$(731)	(5.1)%
Cost of revenues	9,322	11,661	(2,339)	(20.1)%
Gross profit	4,253	2,645	1,608	60.8%
Gross profit percentage	31.3%	18.5%
Selling and administrative expenses	6,174	5,157	1,017	19.7%
Loss on disposal of assets	-	(64)	64	(100.0)%
Loss from operations	(1,921)	(2,576)	655	(25.4)%
Other income (expense)	505	(736)	1,241	(168.6)%
Loss before income taxes and equity method investment income (loss)	(1,416)	(3,312)	1,896	(57.2)%
Income tax expense	(400)	(141)	(259)	183.7%
Equity method investment income (loss)	1,369	(697)	2,066	(296.4)%
Net loss	$(447)	$(4,150)	$3,703	(89.2)%

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

Net revenues during the quarter ended March 31, 2020 decreased 5.1% to $13.6 million from $14.3 million during the quarter ended March 31, 2019.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$7,315	$7,601	$(286)	(3.8)%
Convergent	4,962	5,535	(573)	(10.4)%
Strong Outdoor	1,197	1,093	104	9.5%
Other	101	77	24	31.2%
Total net revenues	$13,575	$14,306	$(731)	(5.1)%

Strong Entertainment

Revenue from Strong Entertainment decreased 3.8% to $7.3 million in the first quarter of 2020 from $7.6 million in the first quarter of 2019. The decrease was primarily due to the impact of the COVID-19 pandemic, including the government mandated temporary closure of our screen manufacturing facility in Quebec and lower revenues from field service projects. Revenue during the first quarter of 2019 was negatively impacted by roof damage that caused the Company’s Quebec screen facility to temporarily halt operations for a portion of the first and second quarter of 2019.

In March 2020, the Quebec government ordered the closure of all non-essential businesses, including our Quebec facility. In April 2020, the Quebec government announced that the temporary shutdown of certain businesses, including our manufacturing facility, would end in May 2020, and we reopened our facility on May 11, 2020. In addition, while we originally expected to have our outsourced screen finishing facility in China up and running in the first quarter of 2020, the outbreak of COVID-19 in China has delayed those plans, and we are currently unable to estimate when the facility will be completed and operational. We expect that cinemas, theme parks and other entertainment venues will begin to reopen their doors to customers this summer.

Convergent

Revenue from Convergent decreased 10.4% to $5.0 million in the first quarter of 2020 from $5.5 million in the first quarter of 2019. Convergent’s service revenues increased approximately $0.6 million on growth in DSaaS customer installations, while revenue from non-recurring installation work decreased approximately $1.1 million due to a large non-recurring installation project during the first quarter of 2019. Convergent experienced moderate impact from COVID-19 in March and April 2020 and continues to support its retail customers, many of whom provide essential services and remain in operation.

Strong Outdoor

Revenue from Strong Outdoor was $1.2 million during the three months ended March 31, 2020 compared to $1.1 million during the three months ended March 31, 2019. The increase in revenue was due to higher revenue from our one-time experiential marketing campaigns and premium static taxitop advertising, partially offset by the reduction in revenue from digital taxitops as a result of the Firefly transaction. If the Firefly transaction had been effective as of January 1, 2019, and the digital taxitops transferred to Firefly as of that date, revenue during the first quarter of 2019 would have been lower by $0.6 million. Strong Outdoor’s advertising revenues have been significantly impacted by COVID-19 as its primary advertising market is New York City, which has been largely closed in April and May 2020.

Gross Profit

Consolidated gross profit increased 60.8% to $4.3 million during the quarter ended March 31, 2020 from $2.6 million during the quarter ended March 31, 2019. As a percentage of revenue, gross profit improved to 31.3% for the quarter ended March 31, 2020 compared to 18.5% for the first quarter of 2019.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$1,834	$2,415	$(581)	(24.1)%
Convergent	1,985	1,569	416	26.5%
Strong Outdoor	333	(1,416)	1,749	(123.5)%
Other	101	77	24	31.2%
Total gross profit	$4,253	$2,645	$1,608	60.8%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $1.8 million or 25.1% of revenues in the first quarter of 2020 compared to $2.4 million or 31.8% of revenues in the first quarter of 2019. The decrease in gross profit dollars is primarily due to the decline in screen and field service revenues related to COVID-19 and changes in product mix.

Convergent

Gross profit in the Convergent segment was $2.0 million or 40.0% of revenues in the first quarter of 2020 compared to $1.6 million or 28.3% of revenues in the first quarter of 2019. The increase in gross profit was driven primarily by the increase in higher margin DSaaS revenue.

Strong Outdoor

Gross profit in the Strong Outdoor segment was $0.3 million in the first quarter of 2020 compared negative gross profit of $1.4 million in the first quarter of 2019. Gross profit improved during the first quarter of 2020 due to increased revenue from experiential marketing campaigns and lower fixed operating costs, partially offset by reduced revenue from digital tops following the Firefly transaction. If the Firefly transaction had been effective as of January 1, 2019, Strong Outdoor’s costs of sales would have been reduced by $1.4 million during the first quarter of 2019.

Operating Income (Loss)

Consolidated operating loss was $1.9 million in the first quarter of 2020 compared to $2.6 million in the first quarter of 2019.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$(337)	$1,159	$(1,496)	(129.1)%
Convergent	857	752	105	14.0%
Strong Outdoor	(376)	(2,012)	1,636	(81.3)%
Other	(114)	(237)	123	(51.9)%
Total segment operating income (loss)	30	(338)	368	(108.9)%
Unallocated administrative expenses	(1,951)	(2,238)	287	(12.8)%
Total operating loss	$(1,921)	$(2,576)	$655	(25.4)%

Strong Entertainment generated an operating loss of $0.3 million in the first quarter of 2020 compared to operating income of $1.2 million in the first quarter of 2019. The decrease in operating income was primarily due to the decline in revenues as discussed above. In addition, since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, we recorded $0.7 million of bad debt expense during the first quarter of 2020 as a result of the increased uncertainty related to collection of trade accounts receivable.

Convergent generated operating income of $0.9 million in the first quarter of 2020 compared to $0.8 million in the first quarter of 2019. Operating income during the first quarter of 2020 increased as a result of our investment to grow the higher margin recurring revenue business lines. The increased gross margin and higher operating income from recurring revenue was partially offset by a $0.5 million favorable bad debt recovery during the first quarter of 2019.

Strong Outdoor generated an operating loss of $0.4 million in the first quarter of 2020 compared to $2.0 million in the first quarter of 2019. The improvement in operating results was primarily due to the increased gross profit mentioned above.

Unallocated administrative expenses decreased to $2.0 million in the first quarter of 2020 compared to $2.2 million in the first quarter of 2019. The decrease was driven primarily by a reduction in costs associated with contractors and consultants and lower overall compensation expense.

Other Financial Items

Total other income of $0.5 million for the first quarter of 2020 primarily consisted of foreign currency transaction adjustments of $0.5 million and a $0.3 million gain related to the earnout provision associated with the Firefly transaction, partially offset by $0.3 million of interest expense. For the first quarter of 2019, total other loss of $0.7 million primarily consisted of a $0.5 million fair value adjustment to notes receivable, $0.1 million of foreign currency transaction adjustments and $0.1 million of interest expense. The estimated fair market value of the notes receivable is subject to upward and downward revisions each quarter as more information becomes available to estimate the ultimate cash proceeds to be received by the Company in the future.

Income tax expense was approximately $0.4 million during the first quarter of 2020 compared to $0.1 million during the first quarter of 2019. Our income tax expense consists primarily of income tax on foreign earnings.

We recorded equity method investment income of $1.4 million in the first quarter of 2020, consisting of equity method investment gains of $1.4 million from PIH and a loss of $48 thousand from Itasca. The equity method income from PIH was primarily the result of PIH’s non-cash gains associated with the change in fair value of its investment in the common stock of FedNat Holding Company (Nasdaq: FNHC) and PIH’s gain on the sale of its homeowners insurance operations. As a result of the recent significant decline in global equity values, we expect to record a loss from our investment in PIH during the second quarter of 2020 of approximately $1.4 million. The first quarter of 2019 includes equity method investment loss of $0.7 million, primarily consisting of losses from Itasca of $0.8 million, partially offset by income from PIH of $0.1 million.

As a result of the items outlined above, we generated a net loss of $0.4 million, or $0.03 per basic and diluted share in the first quarter of 2020, compared to a net loss of $4.2 million, or $0.29 per basic and diluted per share in the first quarter of 2019.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, and other general corporate activities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. Convergent’s financial performance has improved significantly as a result of those actions and is now generating positive operating income and cash from operations. The startup of Strong Outdoor negatively impacted our cash flow as we invested in building that business. Cash flow from Strong Entertainment and Convergent during 2019 was used to fund our corporate operating expenses and Strong Outdoor. Our capital expenditures during 2019 and the first quarter of 2020 included costs incurred in the construction of the Strong Entertainment production facility in Quebec that sustained damage as a result of inclement weather. The purchase of equipment in connection with the expansion of our Convergent business operations has recently been funded via term loan borrowings and capital leases, and we may continue to do so.

We ended the first quarter of 2020 with total cash and cash equivalents and restricted cash of $6.9 million compared to $5.3 million at December 31, 2019. Of the $6.9 million as of March 31, 2020, $3.3 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted. Strong/MDI also makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of March 31, 2020, the parent company had outstanding intercompany loans from Strong/MDI of approximately $32.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay Canadian withholding taxes, which have been fully accrued as of March 31, 2020.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we have taken steps to conserve cash, reduce operating expenditures, delay capital expenditures, and to manage working capital. We have also implemented targeted furloughs, headcount reductions and temporary salary cuts for our executive officers and certain other employees in order to reduce expenses. Subsequent to March 31, 2020, Strong/MDI drew down approximately CDN $2.9 million, or approximately $2.1 million, on its revolving line of credit to provide additional liquidity during this period, and we have equity investments that could be monetized to generate additional cash.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas and theme parks, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 9 to the condensed consolidated financial statements for a description of our debt as of March 31, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.6 million during the three months ended March 31, 2020. Cash flows generated by Convergent and changes in working capital were partially offset by the operating loss generated by Strong Entertainment and Strong Outdoor as well as cash outflows for selling and administrative expenses. Net cash used in operating activities was $1.4 million in the first three months of 2019. The operating loss generated by Strong Outdoor and cash outflows for selling and administrative expenses were partially offset by the operating income and cash flows generated by Strong Entertainment and Convergent and improvements in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.4 million during the three months ended March 31, 2020, consisting entirely of capital expenditures. Net cash used in investing activities was $0.2 million in the first three months of 2019, consisting of $0.3 million of capital expenditures, partially offset by $0.1 million of proceeds received from the disposal of assets.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.7 million during the three months ended March 31, 2020, consisting of principal payments on debt and capital lease obligations. Net cash used in financing activities was $0.1 million in the first quarter of 2019, primarily consisting of $0.3 million of principal payments on debt, partially offset by $0.2 million of proceeds from the issuance of debt.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, equity method income (loss), fair value adjustments, severance, foreign currency transaction gains (losses), transactional expenses, gains on insurance recoveries and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020					2019
	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net (loss) income	$(156)	616	$(201)	(706)	$(447)	$(348)	579	$(2,034)	(2,347)	$(4,150)
Interest expense, net	32	144	95	1	272	35	92	23	(31)	119
Income tax expense	287	58	-	55	400	23	68	-	50	141
Depreciation and amortization	230	602	110	47	989	219	423	100	53	795
EBITDA	393	1,420	4	(603)	1,214	(71)	1,162	(1,911)	(2,275)	(3,095)
Stock-based compensation expense	-	-	-	273	273	-	-	-	243	243
Fair value adjustment to notes receivable	-	-	-	-	-	510	-	-	-	510
Equity method investment loss (income)	48	-	-	(1,417)	(1,369)	841	-	-	(144)	697
Loss on disposal of assets and impairment charges	-	-	-	-	-	63	1	-	-	64
Foreign currency transaction (gain) loss	(528)	40	-	-	(488)	128	15	-	-	143
Gain on Firefly transaction, net of transaction costs	-	-	(270)	-	(270)	-	-	9	-	9
Gain on property and casualty insurance recoveries	(16)	-	-	-	(16)	-	-	-	-	-
Adjusted EBITDA	$(103)	$1,460	$(266)	$(1,747)	$(656)	$1,471	$1,178	$(1,902)	$(2,176)	$(1,429)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2019. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2020.

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

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed, except as set forth below. However, many of the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 have been, and we expect will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

The COVID-19 pandemic and ensuing governmental responses have negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows.

In December 2019, COVID-19 was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which is negatively impacting us. A significant number of our customers have temporarily ceased operations during the pandemic; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers have been forced to close or curtail their hours; many advertisers began to reduce, postpone, or cancel their advertising campaigns as social distancing measures, including closures of schools and non-essential businesses, and restrictions around the free movement of people were implemented; and a number of events during which our experiential marketing services may have been provided, such as Coachella, have been postponed or cancelled. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China was also delayed by the COVID-19 pandemic, and we are currently unable to estimate when the facility will be completed and operational. In addition, as a result of the recent significant decline in global equity values, the Company expects to record a loss from its investment in PIH during the second quarter of 2020 of approximately $1.4 million. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us and our third-party vendors.

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, temporarily curtailed our service and distribution activities in the United States and temporarily reduced compensation of our executive officers and certain other employees. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency, and these and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the first quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s credit facility. Furthermore, we are in the process of reviewing and applying for wage subsidies, tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended March 31, 2020. As of March 31, 2020, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1*	Employment Agreement, dated March 20, 2019, between Ballantyne Strong, Inc. and Todd R. Major.				X

10.2*	Letter Agreement, dated as of April 29, 2020, by and between the Company and Mark D. Roberson.	8-K	10.1	April 30, 2020

10.3*	Letter Agreement, dated as of April 29, 2020, by and between the Company and Ray F. Boegner.	8-K	10.2	April 30, 2020

10.4*	Letter Agreement, dated as of April 29, 2020, by and between the Company and Todd R. Major.	8-K	10.3	April 30, 2020

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

* Management contract or compensatory plan.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 12, 2020	Date:	May 12, 2020

