Form 10-Q
period 2020-06-30
BALLANTYNE STRONG, INC.
filed 2020-08-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 5, 2020
Common Stock, $.01 par value	14,790,374 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,470	$4,951
Restricted cash	352	351
Accounts receivable (net of allowance for doubtful accounts of $1,084 and $1,291, respectively)	7,248	12,898
Inventories, net	3,010	2,879
Recoverable income taxes	267	190
Other current assets	3,243	1,754
Total current assets	20,590	23,023
Property, plant and equipment (net of accumulated depreciation of $11,089 and $10,238, respectively)	9,956	10,560
Operating lease right-of-use assets	5,206	5,581
Finance lease right-of-use assets	2,138	2,563
Investments	13,249	13,311
Intangible assets, net	1,329	1,534
Goodwill	876	919
Other assets	99	142
Total assets	$53,443	$57,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,470	$3,273
Accrued expenses	3,602	4,416
Short-term debt	3,888	3,080
Current portion of long-term debt	853	998
Current portion of operating lease obligations	951	971
Current portion of finance lease obligations	1,732	1,586
Deferred revenue and customer deposits	2,820	2,981
Total current liabilities	18,316	17,305
Long-term debt, net of current portion and debt issuance costs	2,832	3,019
Operating lease obligations, net of current portion	4,414	4,809
Finance lease obligations, net of current portion	3,387	3,988
Deferred revenue and customer deposits, net of current portion	27	38
Deferred income taxes	2,933	2,649
Other long-term liabilities	110	116
Total liabilities	32,019	31,924
Commitments, contingencies and concentrations (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,552 and 17,410 shares at June 30, 2020 and December 31, 2019, respectively; outstanding 14,758 and 14,616 shares at June 30, 2020 and December 31, 2019, respectively	176	174
Additional paid-in capital	43,072	42,589
Retained earnings	1,826	6,001
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(5,064)	(4,469)
Total stockholders’ equity	21,424	25,709
Total liabilities and stockholders’ equity	$53,443	$57,633

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net product sales	$2,232	$6,082	$8,635	$11,648
Net service revenues	4,214	8,187	11,385	16,927
Total net revenues	6,446	14,269	20,020	28,575
Cost of products sold	1,864	3,747	6,569	9,781
Cost of services	3,119	7,288	7,737	12,915
Total cost of revenues	4,983	11,035	14,306	22,696
Gross profit	1,463	3,234	5,714	5,879
Selling and administrative expenses:
Selling	614	1,222	1,958	2,450
Administrative	2,956	4,297	7,786	8,226
Total selling and administrative expenses	3,570	5,519	9,744	10,676
Loss on disposal of assets	-	(38)	-	(102)
Loss from operations	(2,107)	(2,323)	(4,030)	(4,899)
Other (expense) income:
Interest expense	(268)	(186)	(540)	(305)
Fair value adjustment to notes receivable	-	(797)	-	(1,307)
Foreign currency transaction (loss) gain	(303)	(77)	185	(220)
Other income, net	535	418	825	453
Total other (expense) income	(36)	(642)	470	(1,379)
Loss before income taxes and equity method investment loss	(2,143)	(2,965)	(3,560)	(6,278)
Income tax expense	(96)	(423)	(496)	(564)
Equity method investment loss	(1,489)	(30)	(120)	(727)
Net loss	$(3,728)	$(3,418)	$(4,176)	$(7,569)

Basic loss per share	$(0.25)	$(0.24)	$(0.28)	$(0.52)
Diluted loss per share	$(0.25)	$(0.24)	$(0.28)	$(0.52)

Weighted-average shares used in computing net loss per share:
Basic	14,680	14,494	14,653	14,467
Diluted	14,680	14,494	14,653	14,467

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(3,728)	$(3,418)	$(4,176)	$(7,569)
Adjustment to postretirement benefit obligation	-	-	(4)	2
Unrealized gain (loss) on available-for-sale securities of equity method investments, net of tax	-	332	(76)	241
Currency translation adjustment:
Unrealized net change arising during period	690	93	(515)	350
Total other comprehensive income (loss)	690	425	(595)	593
Comprehensive loss	$(3,038)	$(2,993)	$(4,771)	$(6,976)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

The following summarizes the changes in stockholders’ equity for the three and six months ended June 30, 2020:

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709
Net loss	-	-	-	(447)	-	-	(447)
Net other comprehensive loss	-	-	-	-	-	(1,285)	(1,285)
Vesting of restricted stock	35	-	-	-	-	-	-
Stock-based compensation expense	-	-	273	-	-	-	273
Balance at March 31, 2020	17,445	174	42,862	5,554	(18,586)	(5,754)	24,250
Net loss	-	-	-	(3,728)	-	-	(3,728)
Net other comprehensive income	-	-	-	-	-	690	690
Vesting of restricted stock	107	2	(2)	-	-	-	-
Stock-based compensation expense	-	-	212	-	-	-	212
Balance at June 30, 2020	17,552	$176	$43,072	$1,826	$(18,586)	$(5,064)	$21,424

The following summarizes the changes in stockholders’ equity for the three and six months ended June 30, 2019:

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	17,237	$172	$41,471	$13,319	$(18,586)	$(5,378)	$30,998
Net loss	-	-	-	(4,150)	-	-	(4,150)
Net other comprehensive income	-	-	-	-	-	168	168
Cumulative effect of adoption of ASC 842	-	-	-	2,785	-	-	2,785
Vesting of restricted stock	76	1	(1)	-	-	-	-
Stock-based compensation expense	-	-	243	-	-	-	243
Balance at March 31, 2019	17,313	173	41,713	11,954	(18,586)	(5,210)	30,044
Net loss	-	-	-	(3,418)	-	-	(3,418)
Net other comprehensive income	-	-	-	-	-	425	425
Stock-based compensation expense	-	-	221	-	-	-	221
Balance at June 30, 2019	17,313	$173	$41,934	$8,536	$(18,586)	$(4,785)	$27,272

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,176)	$(7,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	699	(404)
Provision for obsolete inventory	37	96
Provision for warranty	39	25
Depreciation and amortization	1,969	1,644
Amortization and accretion of operating leases	616	1,132
Fair value adjustment to notes receivable	-	1,307
Equity method investment loss	120	727
Loss on disposal of assets	-	102
Gain on Firefly transaction (Note 6)	(702)	(220)
Deferred income taxes	72	(198)
Stock-based compensation expense	485	464
Changes in operating assets and liabilities:
Accounts receivable	4,789	2,691
Inventories	(254)	(19)
Current income taxes	(83)	(144)
Other assets	(376)	120
Accounts payable and accrued expenses	234	(316)
Deferred revenue and customer deposits	(260)	(438)
Operating lease obligations	(657)	(1,234)
Net cash provided by (used in) operating activities	2,552	(2,234)

(Continued on following page)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	$-	$86
Capital expenditures	(572)	(1,136)
Net cash used in investing activities	(572)	(1,050)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	237
Principal payments on short-term debt	(299)	(200)
Principal payments on long-term debt	(330)	(491)
Proceeds from borrowing under credit facility	3,411	-
Repayments of borrowings under credit facility	(2,562)	-
Proceeds from Paycheck Protection Program Loan	3,174	-
Repayment of Paycheck Protection Program Loan	(3,174)	-
Payments on capital lease obligations	(776)	(137)
Net cash used in financing activities	(556)	(591)
Effect of exchange rate changes on cash and cash equivalents	96	46
Net increase (decrease) in cash and cash equivalents and restricted cash	1,520	(3,829)
Cash and cash equivalents and restricted cash at beginning of period	5,302	7,048
Cash and cash equivalents and restricted cash at end of period	$6,822	$3,219

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$6,470	$2,869
Restricted cash	352	350
Total cash and cash equivalents and restricted cash	$6,822	$3,219

Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$-	$364
Finance lease obligations for property and equipment	$320	$710
Short-term borrowings to finance insurance	$235	$114
Investment in Firefly Systems, Inc. (Note 6)	$-	$3,614

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, the Company recorded $0.5 million of bad debt expense during the first half of 2020 as a result of the increased uncertainty related to collection of trade accounts receivable from these customers.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees as of June 30, 2020 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not other than temporarily impaired. The carrying value of our equity method and cost method investments is reported as “investments” on the condensed consolidated balance sheets. Note 6 contains additional information on our equity method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2020 and December 31, 2019.

Fair values measured on a recurring basis at June 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,470	$-	$-	$6,470
Restricted cash	352	-	-	352
Notes receivable	-	-	-	-
Total	$6,822	$-	$-	$6,822

Fair values measured on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,951	$-	$-	$4,951
Restricted cash	351	-	-	351
Notes receivable	-	-	-	-
Total	$5,302	$-	$-	$5,302

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	Six Months Ended June 30,
	2020	2019
Notes receivable balance, beginning of period	$-	$3,965
Fair value adjustment	-	(1,307)
Notes receivable balance, end of period	$-	$2,658

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

In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable. During the year ended December 31, 2019, the Company adjusted the carrying value of the notes receivable to $0 based on management’s review of the debtor’s financial statements and changes in the underlying trend of historical and projected cash flows available to service the notes. The related $1.1 million contingent liability was also adjusted during the year ended December 31, 2019, based on the Company’s expectation that cash flow from the notes receivable will not be available. As of June 30, 2020, management estimated the fair value of the notes receivable to be $0.

The Company’s short-term and long-term debt is recorded at historical cost. As of June 30, 2020, the Company’s long-term debt, including current maturities, had a carrying value of $3.7 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at June 30, 2020 was $3.4 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 6 includes fair value information related to our equity and cost method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). The Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three and six months ended June 30, 2020 or 2019.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles- Goodwill and Other- Internal Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize or expense. The standard is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of the new standard on January 1, 2020 did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company believes the adoption of this ASU will not significantly impact its results of operations and financial position.

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

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. As a result of the COVID-19 pandemic, the Company received certain lease concessions in the form of rent deferrals during the three months ended June 30, 2020. The Company chose to implement the policy election provided by the FASB to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of June 30, 2020, the Company had outstanding deferred rent of $0.1 million, the majority of which will be paid over the remaining term of the leases.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2020 or December 31, 2019.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$980	$-	$-	$-	$980
Digital equipment sales	688	231	-	-	919
Extended warranty sales	149	-	-	-	149
Other product sales	184	-	-	-	184
Total product sales	2,001	231	-	-	2,232
Field maintenance and monitoring services	350	3,295	4	-	3,649
Installation services	74	121	-	-	195
Advertising	-	-	238	-	238
Other service revenues	42	-	-	90	132
Total service revenues	466	3,416	242	90	4,214
Total	$2,467	$3,647	$242	$90	$6,446

	Six Months Ended June 30, 2020
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$3,936	$-	$-	$-	$3,936
Digital equipment sales	2,336	1,403	-	-	3,739
Extended warranty sales	308	-	-	-	308
Other product sales	652	-	-	-	652
Total product sales	7,232	1,403	-	-	8,635
Field maintenance and monitoring services	2,155	6,709	32	-	8,896
Installation services	332	478	-	-	810
Advertising	-	-	1,407	-	1,407
Other service revenues	62	19	-	191	272
Total service revenues	2,549	7,206	1,439	191	11,385
Total	$9,781	$8,609	$1,439	$191	$20,020

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$3,110	$-	$-	$-	$3,110
Digital equipment sales	1,631	866	-	-	2,497
Extended warranty sales	151	-	-	-	151
Other product sales	324	-	-	-	324
Total product sales	5,216	866	-	-	6,082
Field maintenance and monitoring services	2,122	2,786	175	-	5,083
Installation services	397	1,464	-	-	1,861
Advertising	-	-	914	-	914
Other service revenues	144	19	46	120	329
Total service revenues	2,663	4,269	1,135	120	8,187
Total	$7,879	$5,135	$1,135	$120	$14,269

	Six Months Ended June 30, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Screen system sales	$5,930	$-	$-	$-	$5,930
Digital equipment sales	3,115	1,491	-	-	4,606
Extended warranty sales	385	-	-	-	385
Other product sales	721	6	-	-	727
Total product sales	10,151	1,497	-	-	11,648
Field maintenance and monitoring services	4,088	5,559	228	-	9,875
Installation services	1,067	3,582	-	-	4,649
Advertising	-	-	1,955	-	1,955
Other service revenues	173	32	46	197	448
Total service revenues	5,328	9,173	2,229	197	16,927
Total	$15,479	$10,670	$2,229	$197	$28,575

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$2,078	$427	$242	$-	$2,747
Over time	389	3,220	-	90	3,699
Total	$2,467	$3,647	$242	$90	$6,446

	Six Months Ended June 30, 2020
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$7,794	$2,221	$1,439	$4	$11,458
Over time	1,987	6,388	-	187	8,562
Total	$9,781	$8,609	$1,439	$191	$20,020

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$6,340	$2,408	$1,135	$-	$9,883
Over time	1,539	2,727	-	120	4,386
Total	$7,879	$5,135	$1,135	$120	$14,269

	Six Months Ended June 30, 2019
	Strong Entertainment	Convergent	Strong Outdoor	Other	Total
Point in time	$12,384	$5,400	$2,229	$-	$20,013
Over time	3,095	5,270	-	197	8,562
Total	$15,479	$10,670	$2,229	$197	$28,575

At June 30, 2020, the unearned revenue amount associated with maintenance and monitoring services, extended warranty sales and advertising services in which the Company is the primary obligor was $1.7 million. The Company expects to recognize $1.6 million of unearned revenue amounts throughout the rest of 2020, $0.1 million during 2021 and immaterial amounts during 2022 and 2023.

4. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses in all periods presented, there were no differences between average shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2020 and June 30, 2019. The following table summarizes the weighted average shares used to compute basic and diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,680	14,494	14,653	14,467
Dilutive effect of stock options and certain non-vested restricted stock awards	-	-	-	-
Diluted weighted average shares outstanding	14,680	14,494	14,653	14,467

Options to purchase 927,000 and 762,500 shares of common stock were outstanding as of June 30, 2020 and June 30, 2019, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period. An additional 4,882 common stock equivalents related to restricted stock awards were excluded for the six months ended June 30, 2020 as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. An additional 104,879 and 70,236 common stock equivalents related to restricted stock awards were excluded for the three and six months ended June 30, 2019, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and components	$1,533	$1,584
Work in process	233	211
Finished goods	1,244	1,084
	$3,010	$2,879

The inventory balances are net of reserves of approximately $0.7 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively.

6. Investments

The following summarizes our investments (dollars in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
1347 Property Insurance Holdings, Inc.	$6,819	17.1%	$6,897	17.2%
Itasca Capital Ltd.	2,816	32.3%	2,800	32.3%
Total Equity Method Investments	9,635		9,697

Cost Method Investment
Firefly Systems, Inc.	3,614		3,614
Total Investments	$13,249		$13,311

Equity Method Investments

The following summarizes the (loss) income of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Entity
1347 Property Insurance Holdings, Inc.	$(1,420)	$17	$(3)	$161
Itasca Capital Ltd.	(69)	(47)	(117)	(888)
Total	$(1,489)	$(30)	$(120)	$(727)

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that is implementing business plans to operate as a diversified holding company of insurance, reinsurance and investment management businesses. The Company’s Chairman and former Chief Executive Officer is the chairman of the board of directors of PIH, and the Company’s Co-Chairman is co-chairman of the board of directors of PIH. As of June 30, 2020, they controlled entities that, when combined with the Company’s ownership in PIH, own greater than 50% of PIH. Since PIH does not depend on the Company for continuing financial support to maintain operations, the Company has determined that PIH is not a variable interest entity, and therefore, the Company is not required to consolidate PIH. The equity method loss from PIH during the three months ended June 30, 2020 was primarily the result of PIH’s non-cash losses associated with the change in fair value of its investment in the common stock of FedNat Holding Company (Nasdaq: FNHC). The Company did not receive dividends from PIH during the three and six months ended June 30, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in PIH was $4.6 million at June 30, 2020.

Itasca Capital Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chairman and former Chief Executive Officer is chairman of the board of directors of Itasca, and the Company’s Co-Chairman is also a member of the board of directors of Itasca. These board seats, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three and six months ended June 30, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $2.5 million at June 30, 2020.

As of June 30, 2020, the Company’s retained earnings included an accumulated deficit from its equity method investees of approximately $1.5 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the six months ended March 31, 2020 and 2019, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag (in thousands):

For the six months ended March 31,	2020	2019

Revenue (1)	$(4,337)	$808
Operating loss	$(4,534)	$(387)
Net loss	$(393)	$(1,835)

(1) PIH records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

Cost Method Investment

On May 21, 2019, SDM entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM has agreed to make available to Firefly 300 digital taxi tops and the parties have agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly has agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM has agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. The Company is a party to the Unit Purchase Agreement and has agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into these agreements, the Company received $4.8 million of Firefly’s Series A-2 preferred shares (“Firefly Shares”). As of June 30, 2020, the Firefly Shares, including those subsequently issued pursuant to an earn-out provision, were subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Commercial Agreement and the Unit Purchase Agreement. As of June 30, 2020, the Firefly Shares were held in an investment fund managed by Fundamental Global Investors, LLC, the controlling stockholder of the Company, that is wholly owned by SDM.

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

The Unit Purchase Agreement contains an earnout provision pursuant to which SDM could obtain additional Firefly Shares. The earnout period was from May 22, 2019 through June 30, 2020. SDM was eligible to earn additional Firefly Shares equivalent to the cash collections under certain digital top contracts that were in place at the closing of the transaction. In connection with the additional Firefly Shares that were expected to be received, the Company recorded an additional $0.4 million and $0.7 million gain on the Firefly transaction during the three and six months ended June 30, 2020, respectively.

Subsequent to June 30, 2020, SDM entered into an Asset Purchase Agreement with Firefly, pursuant to which SDM agreed to sell substantially all of the assets primarily related to its Strong Outdoor operating business to Firefly and continue to make available 300 digital taxi tops to Firefly. As a result of the transaction, among other things, the Firefly Shares pursuant to the earnout provision were delivered to SDM in August 2020 and the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. The Company will recognize an additional $1.2 million investment related to the Firefly Shares that were previously eligible for repurchase by Firefly during the third quarter of 2020. See Note 15 for additional details.

7. Intangible Assets

Intangible assets consisted of the following as of June 30, 2020 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$229	$-	$229
Intangible assets subject to amortization:
Software in service	5	2,413	(1,355)	1,058
Product formulation	10	448	(406)	42
Total		$3,090	$(1,761)	$1,329

Intangible assets consisted of the following as of December 31, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$203	$-	$203
Intangible assets subject to amortization:
Software in service	5	2,362	(1,087)	1,275
Product formulation	10	471	(415)	56
Total		$3,036	$(1,502)	$1,534

Amortization expense relating to intangible assets was $0.2 million during each of the three months ended June 30, 2020 and 2019 and $0.4 million during each of the six months ended June 30, 2020 and 2019.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Remainder of 2020	$280
2021	519
2022	244
2023	57
2024	-
Thereafter	-
Total	$1,100

8. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2020 (in thousands):

Balance as of December 31, 2019	$919
Foreign currency translation adjustment	(43)
Balance as of June 30, 2020	$876

9. Debt

The Company’s debt consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Short-term debt:
Strong/MDI installment loan	$2,825	$3,080
Strong/MDI revolving credit facility	828	-
Insurance note payable	235	-
Current portion of long-term debt	853	998
Total short-term debt	4,741	4,078
Long-term debt:
Equipment term loans	3,699	4,031
Total principal balance of long-term debt	3,699	4,031
Less: current portion	(853)	(998)
Less: unamortized debt issuance costs	(14)	(14)
Total long-term debt	2,832	3,019
Total short-term and long-term debt	$7,573	$7,097

Equipment Term Loans

On May 22, 2018, Convergent entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. In each of December 2018 and June 2019, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment, with each round of financing totaling approximately $0.6 million and $0.2 million, respectively. Installment payments under each contract are due monthly for a period of 60 months. The financing under each of the agreements is secured by the respective equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $3.7 million of outstanding borrowings under equipment term loan agreements at June 30, 2020, which bore interest at a weighted-average fixed rate of 7.6%.

Strong/MDI Installment Loan and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$3.9 million, or approximately $2.8 million, of principal outstanding on the 20-year installment loan as of June 30, 2020, which bears variable interest at 2.95%. There was CDN$1.1 million, or approximately $0.8 million, of principal outstanding on Strong/MDI’s revolving credit facility as of June 30, 2020, which bears variable interest at 2.45%. Strong/MDI was in compliance with its debt covenants as of June 30, 2020.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of June 30, 2020 (in thousands):

Remainder of 2020	$344
2021	1,054
2022	1,122
2023	1,149
2024	30
Thereafter	-
Total	$3,699

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

On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created additional uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company has less than 300 employees and continues to be severely impacted by the disruption to the cinema, theme park and advertising industries as a result of COVID-19. However, out of an abundance of caution and in light of the new guidance, the Company repaid the full amount of the Loan plus accrued interest to the lender on May 5, 2020.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$395	$88	$776	$137
Interest on lease liabilities	153	23	317	42
Operating lease cost	390	746	792	1,432
Short-term lease cost	15	3	29	9
Sublease income	(89)	(106)	(205)	(192)
Net lease cost	$864	$754	$1,709	$1,428

Other information
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$153	$23	$317	$42
Operating cash flows from operating leases	$350	$644	$691	$1,234
Financing cash flows from finance leases	$395	$88	$776	$137
Right-of-use assets obtained in exchange for new finance lease liabilities	$320	$478	$320	$710
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$109	$644
Derecognition of right-of-use asset in connection with Firefly transaction	$-	$3,394	$-	$3,394

As of June 30, 2020
Weighted-average remaining lease term - finance leases (years)	2.8
Weighted-average remaining lease term - operating leases (years)	6.9
Weighted-average discount rate - finance leases	12.1%
Weighted-average discount rate - operating leases	4.9%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$606	$1,129
2021	1,172	2,258
2022	823	2,052
2023	660	437
2024	669	172
Thereafter	2,446	36
Total lease payments	6,376	6,084
Less: Amount representing interest	(1,011)	(965)
Present value of lease payments	5,365	5,119
Less: Current maturities	(951)	(1,732)
Lease obligations, net of current portion	$4,414	$3,387

The Company subleases certain office and warehouse space and equipment to third parties. Sublease income is included in net service revenues in the condensed consolidated statements of operations. The following table presents a maturity analysis of the Company’s long-term subleases (in thousands):

Remainder of 2020	$94
2021	189
2022	49
2023	-
2024	-
Thereafter	-
Total sublease payments	$332

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

11. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2020 and December 31, 2019.

The Tax Cuts and Jobs Act of 2017 provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three and six months ended June 30, 2020 and June 30, 2019.

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

12. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses was $0.2 million for each of the three months ended June 30, 2020 and 2019, and $0.5 million for the each of the six months ended June 30, 2020 and 2019.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of June 30, 2020, 2,546,778 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,107,000	$4.47	7.9	$148
Granted	-
Exercised	-
Forfeited	(74,000)	4.82
Expired	(106,000)	5.22
Outstanding at June 30, 2020	927,000	$4.36	7.5	$-
Exercisable at June 30, 2020	441,000	$4.79	6.8	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2020, 486,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Shares and Restricted Stock Units

The following table summarizes restricted stock share activity for the six months ended June 30, 2020:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	23,334	$6.50
Granted	-
Shares vested	(23,334)	6.50
Shares forfeited	-
Non-vested at June 30, 2020	-

The following table summarizes restricted stock unit activity for the six months ended June 30, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	522,379	$3.14
Granted	-
Shares vested	(142,497)	3.36
Shares forfeited	-
Non-vested at June 30, 2020	379,882	$3.06

As of June 30, 2020, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

13. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 65% and 54% of consolidated net revenues during the three and six months ended June 30, 2020, respectively. Trade accounts receivable from these customers represented approximately 42% of net consolidated receivables at June 30, 2020. In addition, the Company had one customer account for more than 10% of both its consolidated net revenues during the three and six months ended June 30, 2020 and its net consolidated receivables as of June 30, 2020. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as the impact of COVID-19 on its customers, changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Through June 30, 2020, the insurance carrier has advanced $3.1 million of insurance proceeds to the Company, which included $2.0 million related to the property and casualty claim and $1.1 million related to our business interruption claim. Any additional future claims payments are at the discretion of the insurance carrier based on its continuing claims analysis.

For the six months ended June 30, 2020 and June 30, 2019, the Company recorded total insurance recoveries of its incurred costs totaling $0.2 million and $0.6 million, respectively. The Company has also deferred $0.8 million of proceeds received in connection with the business interruption claim within accrued expenses on the condensed consolidated balance sheet as of June 30, 2020. Recovery of lost profit under the business interruption coverage will be reflected in future periods as contingencies are resolved and the amounts are confirmed with the insurer.

Consulting Agreement

On May 19, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Itasca Financial Agreement”) with Itasca Financial LLC (“Itasca Financial”), pursuant to which Itasca Financial agreed to advise the Company on aspects of its strategic direction. In exchange for Itasca Financial’s services, the Company agreed to pay Itasca Financial a retainer fee of $50,000, payable in two installments of $25,000, and a monthly fee of $20,000. The Itasca Financial Agreement may not be terminated for a period of three months from May 19, 2020, after which time it may be terminated by either party at any time with prior written notice of at least 30 calendar days. As of the date of this report, the Company has paid $110,000 to Itasca Financial. Upon termination of the Itasca Financial Agreement by either party, the Company has agreed to pay Itasca Financial a termination fee of $100,000, which can be payable in a combination of cash and stock at the Company’s discretion, and if any such fee is paid in stock, then the Company has agreed to grant Itasca Financial unlimited piggyback registration rights for such stock. The Itasca Financial Agreement also includes expense reimbursement provisions and indemnification provisions in favor of Itasca Financial and its affiliates. This description of the Itasca Financial Agreement is a summary only and is qualified by reference to full text of the Itasca Financial Agreement, which is filed as an exhibit to this report.

Fundamental Global Investors, LLC, with its affiliates (collectively, “Fundamental Global”), is the controlling stockholder of the Company. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, is the Chairman of the Company’s board of directors and former Chief Executive Officer of the Company, and Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, LLC, is Co-Chairman of the Company’s board of directors. Fundamental Global is the controlling stockholder of PIH, and Larry G. Swets, Jr. serves as Interim Chief Executive Officer and principal executive officer of PIH and as a member of PIH’s Board of Directors. In addition, Mr. Swets founded and serves as the managing member of Itasca Financial, which provides services to the Company, as described above, as well as to other companies affiliated with Fundamental Global.

14. Business Segment Information

The Company conducts its operations through three primary business segments: Strong Entertainment (formerly known as Strong Cinema), Convergent and Strong Outdoor. The Strong Entertainment segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported. Strong Entertainment is one of the largest manufacturers of premium projection screens and also manufactures customized screen support systems, distributes other products and provides technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. Strong Outdoor provides outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City. The Company’s operating segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. As a result of the sale of substantially all of the assets of the Strong Outdoor operating segment in August 2020 (see Note 15 for additional details), the Company is evaluating how its business segments will be reported in future periods.

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$2,467	$7,879	$9,781	$15,479
Convergent	3,647	5,135	8,609	10,670
Strong Outdoor	242	1,135	1,439	2,229
Other	90	120	191	197
Total net revenues	6,446	14,269	20,020	28,575

Gross profit (loss)
Strong Entertainment	47	2,537	1,880	4,953
Convergent	1,601	1,584	3,585	3,153
Strong Outdoor	(275)	(1,007)	58	(2,424)
Other	90	120	191	197
Total gross profit	1,463	3,234	5,714	5,879

Operating (loss) income
Strong Entertainment	(478)	1,256	(814)	2,415
Convergent	591	321	1,448	1,073
Strong Outdoor	(680)	(1,593)	(1,056)	(3,605)
Other	(108)	(159)	(224)	(396)
Total segment operating loss	(675)	(175)	(646)	(513)
Unallocated administrative expenses	(1,432)	(2,148)	(3,384)	(4,386)
Loss from operations	(2,107)	(2,323)	(4,030)	(4,899)
Other (expense) income, net	(36)	(642)	470	(1,379)
Loss before income taxes and equity method investment loss	$(2,143)	$(2,965)	$(3,560)	$(6,278)

(In thousands)	June 30, 2020	December 31, 2019
Identifiable assets
Strong Entertainment	$18,378	$18,135
Convergent	12,017	15,797
Strong Outdoor	2,695	3,737
Corporate assets	20,353	19,964
Total	$53,443	$57,633

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net revenues
United States	$5,892	$11,877	$17,572	$24,742
Canada	323	754	1,064	1,553
China	67	918	268	1,130
Mexico	-	1	78	5
Latin America	52	269	327	298
Europe	30	257	224	537
Asia (excluding China)	55	110	313	167
Other	27	83	174	143
Total	$6,446	$14,269	$20,020	$28,575

(In thousands)	June 30, 2020	December 31, 2019
Identifiable assets
United States	$35,634	$37,508
Canada	17,809	20,125
Total	$53,443	$57,633

Net revenues by business segment are to unaffiliated customers. Net revenues by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

15. Subsequent Event

On August 3, 2020, SDM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Firefly, pursuant to which SDM agreed to sell substantially all of the assets primarily related to its Strong Outdoor operating business to Firefly and continue to make available 300 digital taxi tops to Firefly. SDM is retaining certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day.

As consideration for entering into the Asset Purchase Agreement, SDM received approximately $0.6 million in cash consideration and approximately $3.2 million of Firefly’s Series A-3 preferred shares.

In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, (i) SDM received approximately $1.1 million of Firefly’s Series A-2 preferred shares, which constituted the remaining shares to be issued pursuant to the Unit Purchase Agreement, (ii) Firefly no longer has an option to repurchase any of the Series A-2 preferred shares issued to SDM, (iii) accounts payable to Firefly were cancelled and forgiven, and (iv) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. As of the filing date of this report SDM held approximately $5.7 million of Firefly Series A-2 preferred shares, which included the shares issued to SDM as part of the May 2019 transaction. The Company will recognize an additional $1.2 million investment related to the Firefly Shares that were previously eligible for repurchase by Firefly.

The Company expects to record a gain of approximately $5.0 million during the third quarter of 2020 as a result of the transaction.

As contemplated by the Asset Purchase Agreement, the newly issued Series A-2 preferred shares of Firefly will be held by SDM, and the previously issued Series A-2 preferred shares of Firefly held by Fundamental Global Venture Partners, LP (“FGVP”), an investment fund managed by Fundamental Global Advisors, LLC in which SDM is the sole limited partner, were transferred to SDM. The Asset Purchase Agreement includes customary representations and warranties. SDM is indemnifying Firefly for excluded liabilities related to the transferred business.

Convergent entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly, pursuant to which Convergent agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens until no later than December 31, 2022 and transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. As consideration for entering into the Master Services Agreement, Convergent received $2.0 million in cash consideration.

On August 3, 2020, Strong/MDI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Firefly, pursuant to which MDI agreed to purchase $4.0 million of Firefly’s Series A-3 preferred shares at the initial closing, which took place on the same day, and the Company or its affiliated entities may purchase an additional $2.0 million of Firefly’s Series A-3 preferred shares at a second closing subject to certain conditions. As contemplated by the Stock Purchase Agreement and ancillary investment agreements, the Company and its affiliated entities will have the right to designate a director to be elected to the board of directors of Firefly, subject to holding, together with its affiliates, approximately $7.2 million of Firefly’s Series A-3 preferred shares and other conditions. The Company and its affiliated entities currently hold $7.2 million of Series A-3 preferred shares and have designated Kyle Cerminara, Chairman of the Company’s board of directors and a principal of the Company’s largest shareholder, to Firefly’s board of directors.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1A of this Quarterly Report on Form 10-Q and the following risks and uncertainties: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition, the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s access to capital, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to maintain its brand and reputation and retain or replace its significant customers, challenges associated with the Company’s long sales cycles, the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and recession and market volatility generated by the ongoing COVID-19 pandemic), economic and political risks of selling products in foreign countries (including tariffs), risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms or at all, the impact of the COVID-19 pandemic on the companies in which the Company holds investments, the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic), the adequacy of insurance, the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 49% of our revenues for the six months ended June 30, 2020 were from Strong Entertainment, approximately 43% were from Convergent and approximately 8% were from Strong Outdoor. Additional information related to our reporting segments can be found in Note 14 in the notes to the condensed consolidated financial statements.

Firefly Transaction in August 2020

On August 3, 2020, SDM entered into an Asset Purchase Agreement with Firefly, pursuant to which SDM agreed to sell substantially all of the assets primarily related to its Strong Outdoor operating business to Firefly and continue to make available 300 digital taxi tops to Firefly. SDM is retaining certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day. Note 15 contains additional information regarding this transaction. Additionally, as a result of this sale, we are evaluating how our business segments will be reported in future periods.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses, including movie theaters. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, some of which continue to be suspended; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, have terminated or deferred their non-essential capital expenditures; many advertisers began to reduce, postpone, or cancel their advertising campaigns as social distancing measures, including closures of schools and non-essential businesses, and restrictions around the free movement of people were implemented; and a number of events during which our experiential marketing services may have been provided, such as Coachella, have been postponed, cancelled or shifted to virtual venues. While some movie theaters and chains have begun to re-open, or announced plans to re-open in the near future, theater operators may continue to experience reduced revenues for an extended period due to, among other things, consumer concerns over safety and social distancing, depressed consumer sentiment due to adverse economic conditions, including job losses, capacity restrictions, and postponed release dates, shortened “release windows” between the release of motion pictures in theaters and an alternative delivery method, or the release of motion pictures directly to alternative delivery methods, bypassing the theater entirely, for certain movies, and continued COVID-19 outbreaks could cause these theaters to suspend operations again. The COVID-19 pandemic has also adversely affected film production and may adversely affect the pipeline of feature films available in the short- or long-term. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China was also delayed by the COVID-19 pandemic, and we are currently evaluating the timing of when we will be able to commence operations at the facility in light of current travel restrictions. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold investments; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, temporarily curtailed our service and distribution activities in the United States and temporarily reduced compensation of our executive officers and certain other employees, and our board of directors waived its cash compensation for the first half of 2020. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. In addition, these and other employees may face additional demands on their time, such as increased responsibilities resulting from school and childcare closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

In addition, we have undertaken new initiatives as a result of the COVID-19 pandemic, including our BrightNight program, which converts movie theater and other parking lots into temporary drive-in theaters, and a Theatre Readiness Program, which includes an auditorium quality assurance service visit in advance of customers returning to movie theaters. While we believe these programs will provide an additional source of revenue during the COVID-19 pandemic, we cannot provide any assurance that these programs will provide the anticipated benefits to our business.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the second quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s credit facility, of which CDN$2.5 million, or approximately $1.8 million, was repaid during the second quarter of 2020 in order to remain in compliance with the credit facility since our accounts receivable decreased during the second quarter of 2020 due to cash collections and low sales. Furthermore, we have applied for and received wage subsidies, and are in the process of reviewing tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In addition, certain government benefits that we seek to access have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term, and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. In the event of a sustained market deterioration, and continued declines in net sales, including the impact of such events on the borrowing base under the Strong/MDI credit facility, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, including repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$6,446	$14,269	$(7,823)	(54.8)%
Cost of revenues	4,983	11,035	(6,052)	(54.8)%
Gross profit	1,463	3,234	(1,771)	(54.8)%
Gross profit percentage	22.7%	22.7%
Selling and administrative expenses	3,570	5,519	(1,949)	(35.3)%
Loss on disposal of assets	-	(38)	38	(100.0)%
Loss from operations	(2,107)	(2,323)	216	(9.3)%
Other (expense) income	(36)	(642)	606	(94.4)%
Loss before income taxes and equity method investment loss	(2,143)	(2,965)	822	(27.7)%
Income tax expense	(96)	(423)	327	(77.3)%
Equity method investment loss	(1,489)	(30)	(1,459)	4863.3%
Net loss	$(3,728)	$(3,418)	$(310)	9.1%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$20,020	$28,575	$(8,555)	(29.9)%
Cost of revenues	14,306	22,696	(8,390)	(37.0)%
Gross profit	5,714	5,879	(165)	(2.8)%
Gross profit percentage	28.5%	20.6%
Selling and administrative expenses	9,744	10,676	(932)	(8.7)%
Loss on disposal of assets	-	(102)	102	(100.0)%
Loss from operations	(4,030)	(4,899)	869	(17.7)%
Other income (expense)	470	(1,379)	1,849	(134.1)%
Loss before income taxes and equity method investment loss	(3,560)	(6,278)	2,718	(43.3)%
Income tax expense	(496)	(564)	68	(12.1)%
Equity method investment loss	(120)	(727)	607	(83.5)%
Net loss	$(4,176)	$(7,569)	$3,393	(44.8)%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues

Net revenues during the quarter ended June 30, 2020 decreased 54.8% to $6.4 million from $14.3 million during the quarter ended June 30, 2019. The decrease in consolidated net revenue was primarily due to the impact of COVID-19 on our Strong Entertainment and Strong Outdoor businesses. At Convergent, robust growth in services revenue was offset by the effect of large non-recurring installation projects in the prior year period on the comparisons.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,467	$7,879	$(5,412)	(68.7)%
Convergent	3,647	5,135	(1,488)	(29.0)%
Strong Outdoor	242	1,135	(893)	(78.7)%
Other	90	120	(30)	(25.0)%
Total net revenues	$6,446	$14,269	$(7,823)	(54.8)%

Strong Entertainment

Revenue from Strong Entertainment decreased 68.7% to $2.5 million in the second quarter of 2020 from $7.9 million in the second quarter of 2019. The decrease was primarily due to the impact of the COVID-19 pandemic, including the government mandated temporary closure of our screen manufacturing facility in Quebec and lower revenues from equipment sales and field service projects. Revenue during the second quarter of 2019 was impacted by roof damage that caused the screen facility in Quebec to temporarily halt operations for a portion of the second quarter of 2019.

In March 2020, the Quebec government ordered the closure of all non-essential businesses, including our Quebec facility. We reopened our facility on May 11, 2020. In addition, while we originally expected to have our outsourced screen finishing facility in China up and running in the second quarter of 2020, the outbreak of COVID-19 in China delayed those plans, and we are currently evaluating the timing of when we will be able to commence operations at the facility in light of current travel restrictions.

Some cinemas, theme parks and other entertainment venues have begun to re-open their doors in recent weeks. We have seen an uptick in customer demand for both screen systems for international markets and services domestically to support those reopening initiatives in late June 2020 and continuing into July 2020. We continue to closely monitor the regulatory environment and the status of our customers’ operations in managing the pace at which we ramp back up our operations.

Convergent

Revenue from Convergent decreased 29.0% to $3.6 million in the second quarter of 2020 from $5.1 million in the second quarter of 2019. Convergent’s service revenues increased approximately $0.6 million on growth in DSaaS customer installations, while revenue from non-recurring installation work and equipment sales decreased approximately $1.8 million due to a large non-recurring installation project during the second quarter of 2019. Convergent experienced a moderate negative revenue impact from COVID-19 during the second quarter of 2020 and continues to support its retail customers, many of whom provide essential services and remain in operation.

Strong Outdoor

Revenue from Strong Outdoor was $0.2 million during the three months ended June 30, 2020 compared to $1.1 million during the three months ended June 30, 2019. Strong Outdoor’s advertising revenues have been significantly impacted by COVID-19 as its primary advertising market is New York City, which has been largely closed since April 2020. If the May 2019 Firefly transaction had been effective as of January 1, 2019, and the digital taxitops transferred to Firefly as of that date, revenue during the second quarter of 2019 would have been lower by $0.3 million.

Gross Profit

Consolidated gross profit decreased 54.8% to $1.5 million during the quarter ended June 30, 2020 from $3.2 million during the quarter ended June 30, 2019. As a percentage of revenue, gross profit was 22.7% for each of the quarters ended June 30, 2020 and 2019. Consolidated gross profit as a percentage of revenue was flat, despite the significant decline in revenue, due to a combination of the margin expansion at Convergent related to the growth in the DSaaS service business and the cost reductions actions taken to mitigate the impact of COVID-19.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$47	$2,537	$(2,490)	(98.1)%
Convergent	1,601	1,584	17	1.1%
Strong Outdoor	(275)	(1,007)	732	(72.7)%
Other	90	120	(30)	(25.0)%
Total gross profit	$1,463	$3,234	$(1,771)	(54.8)%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $47 thousand or 1.9% of revenues in the second quarter of 2020 compared to $2.5 million or 32.2% of revenues in the second quarter of 2019. The decrease in gross profit dollars is primarily due to the decline in screen, equipment and field service revenues related to COVID-19. The impact of significantly lower revenues was somewhat mitigated by actions taken to control costs, including the furlough of production employees and technicians, management salary reductions, payroll subsidies received from the Canadian government and other similar actions taken to manage costs during the quarter.

Convergent

Gross profit in the Convergent segment was $1.6 million or 43.9% of revenues in the second quarter of 2020 compared to $1.6 million or 30.8% of revenues in the second quarter of 2019. The increase in gross profit margins was driven primarily by the increase in higher margin DSaaS revenue.

Strong Outdoor

Gross profit in the Strong Outdoor segment was negative $0.3 million in the second quarter of 2020 compared negative gross profit of $1.0 million in the second quarter of 2019. Revenue and gross profit were both significantly impacted by COVD-19 related closures in the New York City market. Despite the reduction in revenue, gross profit improved compared with the second quarter of 2019 as a result of actions taken to reduce costs in the current year combined with lower fixed costs following the Firefly transaction in May 2019. If the May 2019 Firefly transaction had been effective as of January 1, 2019, Strong Outdoor’s costs of sales would have been reduced by $1.0 million during the second quarter of 2019.

Operating (Loss) Income

Consolidated operating loss was $2.1 million in the second quarter of 2020 compared to $2.3 million in the second quarter of 2019. Consolidated operating loss was essentially flat with the prior year period, despite the significant decline in revenue, due to a combination of the margin expansion at Convergent related to the growth in the DSaaS service business and the cost reduction actions taken to mitigate the impact of COVID-19 during the second quarter of 2020.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$(478)	$1,256	$(1,734)	(138.1)%
Convergent	591	321	270	84.1%
Strong Outdoor	(680)	(1,593)	913	(57.3)%
Other	(108)	(159)	51	(32.1)%
Total segment operating income (loss)	(675)	(175)	(500)	285.7%
Unallocated administrative expenses	(1,432)	(2,148)	716	(33.3)%
Total operating loss	$(2,107)	$(2,323)	$216	(9.3)%

Strong Entertainment generated an operating loss of $0.5 million in the second quarter of 2020 compared to operating income of $1.3 million in the second quarter of 2019. The decrease in operating income was primarily due to the decline in revenues as discussed above, partially offset by actions taken to reduce operating expenses, including furloughs, headcount reductions, temporary salary cuts and wage subsidies, and lower travel and entertainment expenses.

Convergent generated operating income of $0.6 million in the second quarter of 2020 compared to $0.3 million in the second quarter of 2019. Operating income during the second quarter of 2020 increased as a result of our investment to grow the higher margin recurring revenue business lines, as well as lower selling expenses, including costs related to compensation, commissions, travel and entertainment and trade shows.

Strong Outdoor generated an operating loss of $0.7 million in the second quarter of 2020 compared to $1.6 million in the second quarter of 2019. The improvement in operating results was primarily due to actions taken to reduce costs in the current year combined with lower fixed costs following the May 2019 Firefly transaction, partially offset by an increase in bad debt expense.

Unallocated administrative expenses decreased to $1.4 million in the second quarter of 2020 compared to $2.1 million in the second quarter of 2019. The decrease was driven primarily by actions taken to reduce compensation expense, board of director fees and travel and entertainment expenses, which resulted from cost-saving measures implemented in response to COVID-19, as well as lower information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other expense during the second quarter of 2020 primarily consisted of foreign currency transaction adjustments of $0.3 million and $0.3 million of interest expense, partially offset by $0.4 million gain related to the earnout provision associated with the May 2019 Firefly transaction and a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec. For the second quarter of 2019, total other expense of $0.6 million primarily consisted of a $0.8 million fair value adjustment to notes receivable, $0.1 million of foreign currency transaction adjustments and $0.2 million of interest expense, partially offset by a $0.2 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and a $0.2 million gain related to the May 2019 Firefly transaction.

Income tax expense was approximately $0.1 million during the second quarter of 2020 compared to $0.4 million during the second quarter of 2019. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded an equity method investment loss of $1.5 million in the second quarter of 2020, consisting of $1.4 million from PIH and $0.1 million from Itasca. The equity method loss from PIH was primarily the result of PIH’s unrealized holding losses associated with the change in fair value of its investment in the common stock of FedNat Holding Company (Nasdaq: FNHC). The second quarter of 2019 included an equity method investment loss of $30 thousand, which included a $47 thousand loss from PIH, partially offset by $17 thousand in income from Itasca.

As a result of the items outlined above, we generated a net loss of $3.7 million, or $0.25 per basic and diluted share, in the second quarter of 2020, compared to a net loss of $3.4 million, or $0.24 per basic and diluted share, in the second quarter of 2019.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues

Net revenues during the six months ended June 30, 2020 decreased 29.9% to $20.0 million from $28.6 million during the six months ended June 30, 2019. The decrease in consolidated net revenue was primarily due to the impact of COVID-19 on our Strong Entertainment and Strong Outdoor businesses. At Convergent, robust growth in services revenue was offset by the effect of large non-recurring installation projects in the prior year period.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$9,781	$15,479	$(5,698)	(36.8)%
Convergent	8,609	10,670	(2,061)	(19.3)%
Strong Outdoor	1,439	2,229	(790)	(35.4)%
Other	191	197	(6)	(3.0)%
Total net revenues	$20,020	$28,575	$(8,555)	(29.9)%

Strong Entertainment

Revenue from Strong Entertainment decreased 36.8% to $9.8 million in the first half of 2020 from $15.5 million in the first half of 2019. The decrease was primarily due to the impact of the COVID-19 pandemic, including the government mandated temporary closure of our screen manufacturing facility in Quebec and lower revenues from equipment sales and field service projects. Revenue during the six months ended June 30, 2019 was impacted by roof damage that caused the screen facility to temporarily halt operations for a portion of the first six months of 2019.

In March 2020, the Quebec government ordered the closure of all non-essential businesses, including our Quebec facility. We reopened our facility on May 11, 2020. In addition, while we originally expected to have our outsourced screen finishing facility in China up and running in the second quarter of 2020, the outbreak of COVID-19 in China delayed those plans, and we are currently evaluating the timing of operations there in light of current travel restrictions.

Cinemas, theme parks and other entertainment venues have begun to re-open their doors in recent weeks. We have seen an uptick in customer demand for both screen systems for international markets and services domestically to support those reopening initiatives in late June 2020 and continuing into July 2020. We continue to closely monitor the regulatory environment and the status of our customers’ operations in managing the pace at which we ramp back up our operations.

Convergent

Revenue from Convergent decreased 19.3% to $8.6 million during the six months ended June 30, 2020 from $10.7 million during the six months ended June 30, 2019. Convergent’s service revenues increased approximately $1.0 million on growth in DSaaS customer installations, while revenue from non-recurring installation work and equipment sales decreased approximately $3.8 million due to a large non-recurring installation project during the second quarter of 2019. Convergent experienced a moderate negative revenue impact from COVID-19 during the first six months of 2020 and continues to support its retail customers, many of whom provide essential services and remain in operation.

Strong Outdoor

Revenue from Strong Outdoor was $1.4 million during the six months ended June 30, 2020 compared to $2.2 million during the six months ended June 30, 2019. Strong Outdoor’s advertising revenues have been significantly impacted by COVID-19 as its primary advertising market is New York City, which has been largely closed since April. If the May 2019 Firefly transaction had been effective as of January 1, 2019, and the digital taxitops transferred to Firefly as of that date, revenue during the second quarter of 2019 would have been lower by $0.9 million.

Gross Profit

Consolidated gross profit decreased 2.8% to $5.7 million during the six months ended June 30, 2020 from $5.9 million during the six months ended June 30, 2019. As a percentage of revenue, gross profit improved to 28.5% for the six months ended June 30, 2020 compared to 20.6% for the six months ended June 30, 2019. Consolidated gross profit as a percentage of revenue improved, despite the significant decline in revenue, due to a combination of the margin expansion at Convergent related to the growth in the DSaaS service business and the cost reduction actions taken to mitigate the impact of COVID-19 during the first half of 2020.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$1,880	$4,953	$(3,073)	(62.0)%
Convergent	3,585	3,153	432	13.7%
Strong Outdoor	58	(2,424)	2,482	(102.4)%
Other	191	197	(6)	(3.0)%
Total gross profit	$5,714	$5,879	$(165)	(2.8)%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $1.9 million or 19.2% of revenues in the first half of 2020 compared to $5.0 million or 32.0% of revenues in the first half of 2019. The decrease in gross profit dollars is primarily due to the decline in screen, equipment and field service revenues related to COVID-19 and changes in product mix. The impact of significantly lower revenues was somewhat mitigated by actions taken to control costs, including the furlough of production employees and technicians, management salary reductions, payroll subsidies received from the Canadian government and other similar actions taken to manage costs.

Convergent

Gross profit in the Convergent segment was $3.6 million or 41.6% of revenues in the first half of 2020 compared to $3.2 million or 29.6% of revenues in the first half of 2019. The increase in gross profit was driven primarily by the increase in higher margin DSaaS revenue.

Strong Outdoor

Gross profit in the Strong Outdoor segment was $58 thousand during the six months ended June 30, 2020 compared negative gross profit of $2.4 million during the six months ended June 30, 2019. Gross profit improved during the six months ended June 30, 2020 due to increased revenue from experiential marketing campaigns and lower fixed operating costs, partially offset by reduced revenue from digital tops following the May 2019 Firefly transaction. Revenue and gross profit were both significantly impacted by COVD-19 related closures in the New York City market. Despite the reduction in revenue, gross profit was favorable compared with the first half of 2019 as a result of actions taken to reduce costs in the current year combined with lower fixed costs following the Firefly transaction in May 2019. If the May 2019 Firefly transaction had been effective as of January 1, 2019, Strong Outdoor’s costs of sales would have been reduced by $2.4 million during the first half of 2019.

Operating Income (Loss)

Consolidated operating loss was $4.0 million in the first half of 2020 compared to $4.9 million in the first half of 2019. Consolidated operating loss improved from the prior year period despite the significant decline in revenue, due to a combination of the margin expansion at Convergent related to the growth in the DSaaS service business and the cost reductions actions taken to mitigate the impact of COVID-19.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$(814)	$2,415	$(3,229)	(133.7)%
Convergent	1,448	1,073	375	34.9%
Strong Outdoor	(1,056)	(3,605)	2,549	(70.7)%
Other	(224)	(396)	172	(43.4)%
Total segment operating income (loss)	(646)	(513)	(133)	25.9%
Unallocated administrative expenses	(3,384)	(4,386)	1,002	(22.8)%
Total operating loss	$(4,030)	$(4,899)	$869	(17.7)%

Strong Entertainment generated an operating loss of $0.8 million during the six months ended June 30, 2020 compared to operating income of $2.4 million during the six months ended June 30, 2019. The decrease in operating income was primarily due to the decline in revenues as discussed above, partially offset by actions taken to reduce compensation related expenses, including furloughs, headcount reductions, temporary salary cuts and wage subsidies, as well as lower travel and entertainment expenses. In addition, since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, we recorded $0.5 million of bad debt expense during the six months ended June 30, 2020 as a result of the increased uncertainty related to collection of trade accounts receivable.

Convergent generated operating income of $1.4 million in the first half of 2020 compared to $1.1 million in the first half of 2019. Operating income during the first half of 2020 increased as a result of our investment to grow the higher margin recurring revenue business lines, as well as lower selling expenses, including costs related to compensation, commissions, travel and entertainment and trade shows. The increased gross margin and higher operating income from recurring revenue was partially offset by a $0.5 million favorable bad debt recovery during the first half of 2019.

Strong Outdoor generated an operating loss of $1.1 million in the first half of 2020 compared to $3.6 million in the first half of 2019. The improvement in operating results was primarily due to actions taken to reduce costs in the current year combined with lower fixed costs following the Firefly transaction in May 2019, the increased gross profit mentioned above, as well as lower compensation expenses and sales commissions, partially offset by an increase in bad debt expense.

Unallocated administrative expenses decreased to $3.4 million during the six months ended June 20, 2020 compared to $4.4 million during the six months ended June 30, 2019. The decrease was driven primarily by actions taken to reduce compensation expense, board fees, travel, information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income of $0.5 million during the six months ended June 30, 2020 primarily consisted of foreign currency transaction adjustments of $0.2 million, a $0.6 million gain related to the earnout provision associated with the May 2019 Firefly transaction and a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, partially offset by $0.5 million of interest expense. For the six months ended June 30, 2019, total other expense of $1.4 million primarily consisted of a $1.3 million fair value adjustment to notes receivable, $0.2 million of foreign currency transaction adjustments and $0.3 million of interest expense, partially offset by a $0.2 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and a $0.2 million gain related to the May 2019 Firefly transaction.

Income tax expense was approximately $0.5 million during the first half of 2020 compared to $0.6 million during the first half of 2019. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded equity method investment loss of $0.1 million during the six months ended June 30, 2020, consisting primarily of equity method investment losses from Itasca. The six months ended June 30, 2019 included equity method investment loss of $0.7 million, primarily consisting of losses from Itasca of $0.9 million, partially offset by income from PIH of $0.2 million.

As a result of the items outlined above, we generated a net loss of $4.2 million, or $0.28 per basic and diluted share, during the six months ended June 30, 2020, compared to a net loss of $7.6 million, or $0.52 per basic and diluted share, during the six months ended June 30, 2019.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, and other general corporate activities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. Convergent’s financial performance has improved significantly as a result of those actions and is now generating positive operating income and cash from operations. The startup of Strong Outdoor negatively impacted our cash flow as we invested in building that business. We expect the sale of our Strong Outdoor business during August 2020 to have a positive impact on future cash flows since Strong Outdoor has generated operating losses since the startup of the business. Cash flow from Strong Entertainment and Convergent during 2019 was used to fund our corporate operating expenses and Strong Outdoor. Our capital expenditures during 2019 and the first half of 2020 included costs incurred in the construction of the Strong Entertainment production facility in Quebec that sustained damage as a result of inclement weather. The purchase of equipment in connection with the expansion of our Convergent business operations has recently been funded via term loan borrowings and capital leases, and we may continue to do so.

We ended the second quarter of 2020 with total cash and cash equivalents and restricted cash of $6.8 million compared to $5.3 million as of December 31, 2019. Of the $6.8 million as of June 30, 2020, $3.8 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted. Strong/MDI also makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of June 30, 2020, the parent company had outstanding intercompany loans from Strong/MDI of approximately $34.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay Canadian withholding taxes, which have been fully accrued as of June 30, 2020.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we have taken steps to conserve cash, reduce operating expenditures, delay capital expenditures, and to manage working capital. We have also implemented targeted furloughs, headcount reductions and temporary salary cuts for our executive officers and certain other employees, and our board of directors waived its cash compensation for the first half of 2020 in order to reduce expenses. In the second quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s revolving credit facility, to provide additional liquidity. CDN$2.5 million, or approximately $1.8 million, was repaid during the second quarter of 2020 in order to remain in compliance with the credit facility since our accounts receivable decreased during the second quarter of 2020 due to cash collections and low sales.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 9 to the condensed consolidated financial statements for a description of our debt as of June 30, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.6 million during the six months ended June 30, 2020. Cash flows generated by Convergent and changes in working capital were partially offset by the operating loss generated by Strong Entertainment and Strong Outdoor as well as cash outflows for selling and administrative expenses. Net cash used in operating activities was $2.2 million in the first six months of 2019. The operating loss generated by Strong Outdoor and cash outflows for selling and administrative expenses were partially offset by the operating income and cash flows generated by Strong Entertainment and Convergent and improvements in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.6 million during the six months ended June 30, 2020, consisting entirely of capital expenditures. Net cash used in investing activities was $1.1 million in the first six months of 2019, consisting of $1.1 million of capital expenditures, partially offset by $0.1 million of proceeds received from the disposal of assets.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.6 million during the six months ended June 30, 2020, consisting of principal payments on debt and capital lease obligations, partially offset by net borrowings under Strong/MDI’s revolving credit facility. Net cash used in financing activities was $0.6 million during the six months ended June 30, 2019, primarily consisting of $0.8 million of principal payments on debt and capital lease obligations, partially offset by $0.2 million of proceeds from the issuance of debt.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, equity method income (loss), fair value adjustments, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,
	2020					2019
	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net (loss) income	$(865)	402	$(336)	(2,929)	$(3,728)	$202	120	$(1,410)	(2,330)	$(3,418)
Interest expense, net	34	139	88	7	268	35	111	38	2	186
Income tax expense (benefit)	78	56	-	(38)	96	288	101	-	34	423
Depreciation and amortization	231	589	110	48	978	220	472	100	55	847
EBITDA	(522)	1,186	(138)	(2,912)	(2,386)	745	804	(1,272)	(2,239)	(1,962)
Stock-based compensation expense	-	-	-	212	212	-	-	-	221	221
Fair value adjustment to notes receivable	-	-	-	-	-	797	-	-	-	797
Equity method investment loss (income)	69	-	-	1,420	1,489	47	-	-	(17)	30
Loss on disposal of assets and impairment charges	-	-	-	-	-	-	-	38	-	38
Foreign currency transaction loss (gain)	304	(1)	-	-	303	87	(10)	-	-	77
Gain on Firefly transaction, net of transaction costs	-	-	(356)	-	(356)	-	-	(126)	-	(126)
Gain on property and casualty insurance recoveries	(97)	-	-	-	(97)	(226)	-	-	-	(226)
Severance and other	78	16	2	7	103	-	-	-	-	-
Adjusted EBITDA	$(168)	$1,201	$(492)	$(1,273)	$(732)	$1,450	$794	$(1,360)	$(2,035)	$(1,151)

	Six Months Ended June 30,
	2020					2019
	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated	Strong Entertainment	Convergent	Strong Outdoor	Corporate and Other	Consolidated
Net income (loss)	$(1,022)	1,018	$(537)	(3,635)	$(4,176)	$(145)	699	$(3,444)	(4,679)	$(7,569)
Interest expense, net	66	283	183	8	540	72	202	59	(28)	305
Income tax expense	365	114	-	17	496	310	169	-	85	564
Depreciation and amortization	462	1,191	220	96	1,969	440	896	200	108	1,644
EBITDA	(129)	2,606	(134)	(3,514)	(1,171)	677	1,966	(3,185)	(4,514)	(5,056)
Stock-based compensation expense	-	-	-	485	485	-	-	-	464	464
Fair value adjustment to notes receivable	-	-	-	-	-	1,307	-	-	-	1,307
Equity method investment loss (income)	117	-	-	3	120	888	-	-	(161)	727
Loss on disposal of assets and impairment charges	-	-	-	-	-	63	1	38	-	102
Foreign currency transaction (gain) loss	(224)	39	-	-	(185)	216	4	-	-	220
Gain on Firefly transaction, net of transaction costs	-	-	(626)	-	(626)	-	-	(117)	-	(117)
Gain on property and casualty insurance recoveries	(114)	-	-	-	(114)	(226)	-	-	-	(226)
Severance and other	78	16	2	7	103	-	-	-	-	-
Adjusted EBITDA	$(272)	$2,661	$(758)	$(3,019)	$(1,388)	$2,925	$1,971	$(3,264)	$(4,211)	$(2,579)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2019. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company determined that no material changes to its internal control over financial reporting occurred or were required in response to the measures it has taken related to the COVID-19 pandemic, including remote working arrangements for many of its employees. The Company is continually monitoring and assessing the impact of COVID-19 on its internal controls in an effort to ensure that its internal controls respond to any changes in its operating environment.

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

In December 2019, COVID-19 was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses, including movie theaters. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, some of which continue to be suspended; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, have terminated or deferred their non-essential capital expenditures; many advertisers began to reduce, postpone, or cancel their advertising campaigns as social distancing measures, including closures of schools and non-essential businesses, and restrictions around the free movement of people were implemented; and a number of events during which our experiential marketing services may have been provided, such as Coachella, have been postponed, cancelled or shifted to virtual venues. While some movie theaters and chains have begun to re-open, or announced plans to re-open in the near future, theater operators may continue to experience reduced revenues for an extended period due to, among other things, consumer concerns over safety and social distancing, depressed consumer sentiment due to adverse economic conditions, including job losses, capacity restrictions, and postponed release dates, shortened “release windows” between the release of motion pictures in theaters and an alternative delivery method, or the release of motion pictures directly to alternative delivery methods, bypassing the theater entirely, for certain movies, and continued COVID-19 outbreaks could cause these theaters to suspend operations again. The COVID-19 pandemic has also adversely affected film production and may adversely affect the pipeline of feature films available in the short- or long-term. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China was also delayed by the COVID-19 pandemic, and we are currently evaluating the timing of when we will be able to commence operations at the facility in light of current travel restrictions. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold investments; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we have implemented targeted furloughs, temporarily curtailed our service and distribution activities in the United States and temporarily reduced compensation of our executive officers and certain other employees, and our board of directors waived its cash compensation for the first half of 2020. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. In addition, these and other employees may face additional demands on their time, such as increased responsibilities resulting from school and childcare closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

In addition, we have undertaken new initiatives as a result of the COVID-19 pandemic, including our BrightNight program, which converts movie theater and other parking lots into temporary drive-in theaters, and a Theatre Readiness Program, which includes an auditorium quality assurance service visit in advance of customers returning to movie theaters. While we believe these programs will provide an additional source of revenue during the COVID-19 pandemic, we cannot provide any assurance that these programs will provide the anticipated benefits to our business.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the second quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s credit facility, of which CDN$2.5 million, or approximately $1.8 million, was repaid during the second quarter of 2020 in order to remain in compliance with the credit facility since our accounts receivable decreased during the second quarter of 2020 due to cash collections and low sales. Furthermore, we have applied for and received wage subsidies, and are in the process of reviewing tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In addition, certain government benefits that we seek to access have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term, and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. In the event of a sustained market deterioration, and continued declines in net sales, including the impact of such events on the borrowing base under the Strong/MDI credit facility, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, including repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended June 30, 2020. As of June 30, 2020, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 5. Other Information

On May 19, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Itasca Financial Agreement”) with Itasca Financial LLC (“Itasca Financial”), pursuant to which Itasca Financial agreed to advise the Company on aspects of its strategic direction. In exchange for Itasca Financial’s services, the Company agreed to pay Itasca Financial a retainer fee of $50,000, payable in two installments of $25,000, and a monthly fee of $20,000. The Itasca Financial Agreement may not be terminated for a period of three months from May 19, 2020, after which time it may be terminated by either party at any time with prior written notice of at least 30 calendar days. As of the date of this report, the Company has paid $110,000 to Itasca Financial. Upon termination of the Itasca Financial Agreement by either party, the Company has agreed to pay Itasca Financial a termination fee of $100,000, which can be payable in a combination of cash and stock at the Company’s discretion, and if any such fee is paid in stock, then the Company has agreed to grant Itasca Financial unlimited piggyback registration rights for such stock. The Itasca Financial Agreement also includes expense reimbursement provisions and indemnification provisions in favor of Itasca Financial and its affiliates. This description of the Itasca Financial Agreement is a summary only and is qualified by reference to full text of the Itasca Financial Agreement, which is filed as an exhibit to this report.

Fundamental Global Investors, LLC, with its affiliates (collectively, “Fundamental Global”), is the controlling stockholder of the Company. D. Kyle Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, is the Chairman of the Company’s board of directors and former Chief Executive Officer of the Company, and Lewis M. Johnson, the President, Co-Founder and Partner of Fundamental Global Investors, LLC, is Co-Chairman of the Company’s board of directors. Fundamental Global is the controlling stockholder of PIH, and Larry G. Swets, Jr. serves as Interim Chief Executive Officer and principal executive officer of PIH and as a member of PIH’s Board of Directors. In addition, Mr. Swets founded and serves as the managing member of Itasca Financial, which provides services to the Company, as described above, as well as to other companies affiliated with Fundamental Global.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Asset Purchase Agreement, dated August 3, 2020, by and between Strong Digital Media, LLC and Firefly Systems Inc.	8-K	2.1	August 4, 2020

4.1	Form of Indenture	S-3	4.2	May 28, 2020

10.1*	Letter Agreement, dated as of April 29, 2020, by and between the Company and Mark D. Roberson.	8-K	10.1	April 30, 2020

10.2*	Letter Agreement, dated as of April 29, 2020, by and between the Company and Ray F. Boegner.	8-K	10.2	April 30, 2020

10.3*	Letter Agreement, dated as of April 29, 2020, by and between the Company and Todd R. Major.	8-K	10.3	April 30, 2020

10.4	Financial and Consulting Services Agreement, dated May 19, 2020, by and between the Company and Itasca Financial LLC				X

10.5*	Letter Agreement, dated as of July 8, 2020, by and between the Company and Mark D. Roberson.	8-K	10.1	July 8, 2020

10.6*	Letter Agreement, dated as of July 8, 2020, by and between the Company and Ray F. Boegner.	8-K	10.2	July 8, 2020

10.7*	Letter Agreement, dated as of July 8, 2020, by and between the Company and Todd R. Major.	8-K	10.3	July 8, 2020

10.8†	Master Services Agreement, dated August 3, 2020, by and between Convergent Media Systems Corporation and Firefly Systems Inc.	8-K	10.1	August 4, 2020

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

†	Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be supplementally provided to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 12, 2020	Date:	August 12, 2020

