Form 10-Q
period 2020-09-30
BALLANTYNE STRONG, INC.
filed 2020-11-12
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 9, 2020
Common Stock, $.01 par value	14,790,374 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,026	$4,951
Restricted cash	352	351
Accounts receivable (net of allowance for doubtful accounts of $783 and $1,291, respectively)	6,115	12,898
Inventories, net	2,816	2,879
Current assets of discontinued operations	-	320
Other current assets	1,735	1,624
Total current assets	18,044	23,023
Property, plant and equipment (net of accumulated depreciation of $11,363 and $10,030, respectively)	9,028	10,069
Operating lease right-of-use assets	4,705	5,581
Finance lease right-of-use assets	2,465	2,563
Investments	22,006	13,311
Intangible assets, net	1,214	1,534
Goodwill	895	919
Long-term assets of discontinued operations	-	585
Other assets	31	48
Total assets	$58,388	$57,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,448	$2,969
Accrued expenses	3,464	4,416
Short-term debt	2,972	3,080
Current portion of long-term debt	1,055	998
Current portion of operating lease obligations	743	846
Current portion of finance lease obligations	1,820	1,586
Deferred revenue and customer deposits	4,198	2,706
Current liabilities of discontinued operations	-	704
Total current liabilities	17,700	17,305
Long-term debt, net of current portion and debt issuance costs	2,617	3,019
Operating lease obligations, net of current portion	4,107	4,662
Finance lease obligations, net of current portion	3,111	3,988
Deferred income taxes	3,053	2,649
Long-term liabilities of discontinued operations	-	147
Other long-term liabilities	120	154
Total liabilities	30,708	31,924
Commitments, contingencies and concentrations (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,584 and 17,410 shares at September 30, 2020 and December 31, 2019, respectively; outstanding 14,790 and 14,616 shares at September 30, 2020 and December 31, 2019, respectively	176	174
Additional paid-in capital	43,311	42,589
Retained earnings	7,472	6,001
Less 2,794 of common shares in treasury, at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,693)	(4,469)
Total stockholders’ equity	27,680	25,709
Total liabilities and stockholders’ equity	$58,388	$57,633

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net product sales	$4,460	$9,192	$13,095	$20,840
Net service revenues	5,447	6,358	15,393	21,057
Total net revenues	9,907	15,550	28,488	41,897
Cost of products sold	3,564	5,603	10,119	17,526
Cost of services	3,096	4,746	9,520	11,435
Total cost of revenues	6,660	10,349	19,639	28,961
Gross profit	3,247	5,201	8,849	12,936
Selling and administrative expenses:
Selling	678	956	2,234	2,986
Administrative	2,914	4,055	10,119	11,709
Total selling and administrative expenses	3,592	5,011	12,353	14,695
Loss on disposal of assets	(18)	(3)	(18)	(67)
(Loss) income from operations	(363)	187	(3,522)	(1,826)
Other income (expense):
Interest income	-	1	-	3
Interest expense	(254)	(263)	(794)	(568)
Fair value adjustment to notes receivable	-	(845)	-	(2,153)
Foreign currency transaction (loss) gain	(173)	66	12	(154)
Other income, net	2,749	416	2,873	650
Total other income (expense)	2,322	(625)	2,091	(2,222)
Income (loss) from continuing operations before income taxes and equity method investment loss	1,959	(438)	(1,431)	(4,048)
Income tax expense	(526)	(731)	(1,022)	(1,295)
Equity method investment loss	(460)	(496)	(580)	(1,223)
Net income (loss) from continuing operations	973	(1,665)	(3,033)	(6,566)
Net income (loss) from discontinued operations (Note 3)	4,673	(123)	4,504	(2,790)
Net income (loss)	$5,646	$(1,788)	$1,471	$(9,356)

Basic net income (loss) per share
Continuing operations	$0.07	$(0.11)	$(0.21)	$(0.46)
Discontinued operations	0.31	(0.01)	0.31	(0.19)
Basic net income (loss) per share	$0.38	$(0.12)	$0.10	$(0.65)

Diluted net income (loss) per share
Continuing operations	$0.07	$(0.11)	$(0.21)	$(0.46)
Discontinued operations	0.31	(0.01)	0.31	(0.19)
Diluted net income (loss) per share	$0.38	$(0.12)	$0.10	$(0.65)

Weighted-average shares used in computing net income (loss) per share:
Basic	14,789	14,494	14,699	14,476
Diluted	14,906	14,494	14,699	14,476

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$5,646	$(1,788)	$1,471	$(9,356)
Adjustment to postretirement benefit obligation	(8)	-	(13)	2
Unrealized gain (loss) on available-for-sale securities of equity method investments, net of tax	-	166	(75)	407
Currency translation adjustment:
Unrealized net change arising during period	379	(26)	(136)	324
Total other comprehensive income (loss)	371	140	(224)	733
Comprehensive income (loss)	$6,017	$(1,648)	$1,247	$(8,623)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

The following summarizes the changes in stockholders’ equity for the three and nine months ended September 30, 2020:

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709
Net loss	-	-	-	(447)	-	-	(447)
Net other comprehensive loss	-	-	-	-	-	(1,285)	(1,285)
Vesting of restricted stock	35	-	-	-	-	-	-
Stock-based compensation expense	-	-	273	-	-	-	273
Balance at March 31, 2020	17,445	174	42,862	5,554	(18,586)	(5,754)	24,250
Net loss	-	-	-	(3,728)	-	-	(3,728)
Net other comprehensive income	-	-	-	-	-	690	690
Vesting of restricted stock	107	2	(2)	-	-	-	-
Stock-based compensation expense	-	-	212	-	-	-	212
Balance at June 30, 2020	17,552	176	43,072	1,826	(18,586)	(5,064)	21,424
Net income	-	-	-	5,646	-	-	5,646
Net other comprehensive income	-	-	-	-	-	371	371
Vesting of restricted stock	32	-	-	-	-	-	-
Stock-based compensation expense	-	-	239	-	-	-	239
Balance at September 30, 2020	17,584	$176	$43,311	$7,472	$(18,586)	$(4,693)	$27,680

The following summarizes the changes in stockholders’ equity for the three and nine months ended September 30, 2019:

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	17,237	$172	$41,471	$13,319	$(18,586)	$(5,378)	$30,998
Net loss	-	-	-	(4,150)	-	-	(4,150)
Net other comprehensive income	-	-	-	-	-	168	168
Cumulative effect of adoption of ASC 842	-	-	-	2,785	-	-	2,785
Vesting of restricted stock	76	1	(1)	-	-	-	-
Stock-based compensation expense	-	-	243	-	-	-	243
Balance at March 31, 2019	17,313	173	41,713	11,954	(18,586)	(5,210)	30,044
Net loss	-	-	-	(3,418)	-	-	(3,418)
Net other comprehensive income	-	-	-	-	-	425	425
Stock-based compensation expense	-	-	221	-	-	-	221
Balance at June 30, 2019	17,313	173	41,934	8,536	(18,586)	(4,785)	27,272
Net loss	-	-	-	(1,788)	-	-	(1,788)
Net other comprehensive income	-	-	-	-	-	140	140
Stock-based compensation expense	-	-	334	-	-	-	334
Balance at September 30, 2019	17,313	$173	$42,268	$6,748	$(18,586)	$(4,645)	$25,958

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(3,033)	$(6,566)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	397	(509)
Provision for obsolete inventory	41	245
Provision for warranty	14	24
Depreciation and amortization	2,634	2,214
Amortization and accretion of operating leases	814	788
Fair value adjustment to notes receivable	-	2,153
Equity method investment loss	580	1,223
Loss on disposal of assets	-	67
Gain on business interruption claim settlement	(789)	-
Deferred income taxes	72	(129)
Stock-based compensation expense	724	798
Changes in operating assets and liabilities:
Accounts receivable	4,793	776
Inventories	(28)	(96)
Current income taxes	269	229
Other assets	35	(130)
Accounts payable and accrued expenses	1,024	(2,000)
Deferred revenue and customer deposits	1,469	797
Operating lease obligations	(857)	(875)
Net cash provided by (used in) operating activities from continuing operations	8,159	(991)
Net cash provided by operating activities from discontinued operations	598	1,407
Net cash provided by operating activities	8,757	416

(Continued on following page)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Continued

Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	$-	$121
Investment in Firefly Systems, Inc. (Note 7)	(4,000)	-
Capital expenditures	(729)	(1,717)
Net cash used in investing activities from continuing operations	(4,729)	(1,596)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	237
Principal payments on short-term debt	(450)	(323)
Principal payments on long-term debt	(427)	(725)
Proceeds from borrowing under credit facility	5,040	-
Repayments of borrowings under credit facility	(5,040)	-
Proceeds from Paycheck Protection Program Loan	3,174	-
Repayment of Paycheck Protection Program Loan	(3,174)	-
Payments on capital lease obligations	(1,195)	(420)
Net cash used in financing activities from continuing operations	(2,072)	(1,231)
Effect of exchange rate changes on cash and cash equivalents	120	46
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	1,478	(3,772)
Net increase in cash and cash equivalents and restricted cash from discontinued operations	598	1,407
Net increase (decrease) in cash and cash equivalents and restricted cash	2,076	(2,365)
Cash and cash equivalents and restricted cash at beginning of period	5,302	7,048
Cash and cash equivalents and restricted cash at end of period	$7,378	$4,683

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$7,026	$4,333
Restricted cash	352	350
Total cash and cash equivalents and restricted cash	$7,378	$4,683

Supplemental disclosure of non-cash investing and financing activities:
Term loan borrowings to finance equipment purchases	$82	$364
Finance lease obligations for property and equipment	$553	$710
Short-term borrowings to finance insurance	$142	$114
Investment in Firefly Systems, Inc. (Note 3)	$5,284	$3,614

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne” or the “Company”), a Delaware corporation, is a holding company with diverse business activities focused on serving the entertainment and retail markets. The Company, and its wholly owned subsidiaries Strong Technical Services, Inc., Strong/MDI Screen Systems, Inc. (“Strong/MDI”), Convergent Media Systems Corporation (“Convergent”) and Strong Digital Media, LLC (“SDM”) design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers.

In August 2020, the Company completed the sale of its Strong Outdoor business segment. As a result of the divestiture, the Company has presented Strong Outdoor’s operating results as a discontinued operation for all periods presented. See Note 3 for additional details.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, the Company recorded $0.5 million of bad debt expense during the first nine months of 2020 as a result of the increased uncertainty related to collection of trade accounts receivable from these customers.

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment income (loss)” in our condensed consolidated statements of operations. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. Investments in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence (“Cost Method Investments”) are accounted for at the Company’s initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees as of September 30, 2020 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not other than temporarily impaired. The carrying value of our equity method and cost method investments is reported as “investments” on the condensed consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of September 30, 2020 and December 31, 2019.

Fair values measured on a recurring basis at September 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,026	$-	$-	$7,026
Restricted cash	352	-	-	352
Notes receivable	-	-	-	-
Total	$7,378	$-	$-	$7,378

Fair values measured on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,951	$-	$-	$4,951
Restricted cash	351	-	-	351
Notes receivable	-	-	-	-
Total	$5,302	$-	$-	$5,302

The following table reconciles the beginning and ending balance of the Company’s notes receivable at fair value (in thousands):

	Nine Months Ended September 30,
	2020	2019
Notes receivable balance, beginning of period	$-	$3,965
Fair value adjustment	-	(2,153)
Notes receivable balance, end of period	$-	$1,812

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

In order to estimate the fair value, the Company reviews the financial position and estimated cash flows of the debtor of the notes receivable. During the year ended December 31, 2019, the Company adjusted the carrying value of the notes receivable to $0 based on management’s review of the debtor’s financial statements and changes in the underlying trend of historical and projected cash flows available to service the notes. The related $1.1 million contingent liability was also adjusted during the year ended December 31, 2019, based on the Company’s expectation that cash flow from the notes receivable will not be available. As of September 30, 2020, management estimated the fair value of the notes receivable to be $0.

The Company’s short-term and long-term debt is recorded at historical cost. As of September 30, 2020, the Company’s long-term debt, including current maturities, had a carrying value of $3.7 million. Based on discounted cash flows using current quoted interest rates (Level 2 of the fair value hierarchy), the estimated fair value at September 30, 2020 was $3.4 million.

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt, reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Note 7 includes fair value information related to our equity and cost method investments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). The Company did not have any significant non-recurring measurements of non-financial assets or liabilities during the three and nine months ended September 30, 2020 or 2019.

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

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. As a result of the COVID-19 pandemic, the Company received certain lease concessions in the form of rent deferrals during 2020. The Company chose to implement the policy election provided by the FASB to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of September 30, 2020, the Company had outstanding deferred rent of $0.1 million, the majority of which will be paid over the remaining term of the leases.

3. Discontinued Operations

As part of transactions in May 2019 and August 2020, the Company divested its Strong Outdoor business segment. The Company’s Strong Outdoor business segment provided outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City.

On May 21, 2019, SDM entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM agreed to make available to Firefly 300 digital taxi tops and the parties agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. The Company is a party to the Unit Purchase Agreement and agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into these agreements, the Company received $4.8 million of Firefly’s Series A-2 preferred shares (“Firefly Shares”). The Firefly Shares, including those subsequently issued pursuant to an earn-out provision, were subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Commercial Agreement and the Unit Purchase Agreement. As part of the Asset Purchase Agreement (as defined and described below), Firefly no longer has an option to repurchase any of the Series A-2 preferred shares issued to SDM.

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time as the lease expires. In addition, of the $4.8 million of Firefly Shares received, $1.2 million were eligible for repurchase by Firefly if the Company did not exercise the purchase option contained within the master lease agreement. Accordingly, the Company had deferred recognizing an investment related to these Firefly Shares eligible for repurchase until such time it was reasonably certain the Company would exercise the purchase option. The transaction, in effect, transferred control of the underlying asset to Firefly. As additional consideration for the right to use the digital taxi tops, Firefly agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly made on its behalf were considered variable payments and were not included in the calculation of the selling profit. Therefore, the Company recorded the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments were based occured. As part of the Asset Purchase Agreement (as defined and described below) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. As a result, the Company recognized an additional $1.2 million investment at September 30, 2020 related to the Firefly Shares that were previously eligible for repurchase by Firefly.

The Unit Purchase Agreement contained an earnout provision pursuant to which SDM obtained additional Firefly Shares. The earnout period was from May 22, 2019 through June 30, 2020. SDM was eligible to earn additional Firefly Shares equivalent to the cash collections under certain digital top contracts that were in place at the closing of the transaction. The Company received the shares earned pursuant to the earnout provision on August 3, 2020. In connection with the additional Firefly Shares that were received, the Company recorded an additional $0.1 million and $0.7 million gain on the Firefly transaction during the three and nine months ended September 30, 2020, respectively.

On August 3, 2020, SDM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Firefly, pursuant to which SDM agreed to sell substantially all of the assets primarily related to its Strong Outdoor operating business to Firefly and continue to make available 300 digital taxi tops to Firefly. SDM retained certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day.

As consideration for entering into the Asset Purchase Agreement, SDM received approximately $0.6 million in cash consideration and approximately $3.2 million of Firefly’s Series A-3 preferred shares. In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, (i) SDM received approximately $1.1 million of Firefly’s Series A-2 preferred shares, which constituted the remaining shares to be issued pursuant to the Unit Purchase Agreement, (ii) Firefly no longer has an option to repurchase any of the Series A-2 preferred shares issued to SDM, (iii) accounts payable to Firefly were cancelled and forgiven, and (iv) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. The Company recorded a gain of approximately $5.3 million during the third quarter of 2020 as a result of the transaction. As of September 30, 2020, SDM held approximately $5.7 million of Firefly Series A-2 preferred shares, which included the shares issued to SDM as part of the May 2019 transaction.

As contemplated by the Asset Purchase Agreement, the newly issued Series A-2 preferred shares of Firefly will be held by SDM, and the previously issued Series A-2 preferred shares of Firefly held by Fundamental Global Venture Partners, LP (“FGVP”), an investment fund managed by Fundamental Global Investors, LLC in which SDM is the sole limited partner, were transferred to SDM. The Asset Purchase Agreement includes customary representations and warranties. SDM is indemnifying Firefly for excluded liabilities related to the transferred business.

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

The components of the gain on the sale of the Strong Outdoor business to Firefly during the three months ended September 30, 2020 are as follows (in thousands):

Firefly Series A-3 preferred shares received	$3,200
Cash received	571
Removal of Firefly's share repurchase option related to digital top lease	1,171
Forgiven accounts payable to Firefly	739
Book value of liabilities transferred to Firefly	191
Book value of assets transferred to Firefly	(608)
Net gain from sale of discontinued operations	$5,264

The major line items constituting the net income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$148	$1,296	$1,587	$3,524
Cost of revenues	160	684	1,487	4,769
Gross profit	(12)	612	100	(1,245)
Selling and administrative expenses	515	733	1,498	1,725
Loss on disposal of assets	(64)	-	(64)	(38)
(Loss) income from operations	(591)	(121)	(1,462)	(3,008)
Other income (expense)	-	-	-	-
(Loss) income from discontinued operations	(591)	(121)	(1,462)	(3,008)
Gain on Firefly transaction	5,264	(2)	5,966	218
Income tax expense	-	-	-	-
Total net income (loss) from discontinued operations	$4,673	$(123)	$4,504	$(2,790)

Strong Outdoor’s assets and liabilities are reflected as assets and liabilities of discontinued operations for all periods presented. The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable	$-	$-
Other current assets	-	320
Total current assets of discontinued operations	-	320
Property, plant and equipment	-	491
Other long-term assets	-	94
Total long-term assets of discontinued operations	-	585
Total assets of discontinued operations	$-	$905

Accounts payable	$-	$304
Current portion of operating lease obligation	-	125
Deferred revenue and customer deposits	-	275
Total current liabilities of discontinued operations	-	704
Operating lease obligation, net of current portion	-	147
Total long-term liabilities of discontinued operations	-	147
Total liabilities of discontinued operations	$-	$851

4. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2020 or December 31, 2019.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020
	Strong Entertainment	Convergent	Other	Total
Screen system sales	$1,631	$-	$-	$1,631
Digital equipment sales	2,192	322	-	2,514
Extended warranty sales	110	-	-	110
Other product sales	205	-	-	205
Total product sales	4,138	322	-	4,460
Field maintenance and monitoring services	875	3,808	-	4,683
Installation services	186	216	-	402
Other service revenues	61	-	301	362
Total service revenues	1,122	4,024	301	5,447
Total	$5,260	$4,346	$301	$9,907

	Nine Months Ended September 30, 2020
	Strong Entertainment	Convergent	Other	Total
Screen system sales	$5,566	$-	$-	$5,566
Digital equipment sales	4,529	1,725	-	6,254
Extended warranty sales	418	-	-	418
Other product sales	857	-	-	857
Total product sales	11,370	1,725	-	13,095
Field maintenance and monitoring services	3,030	10,517	-	13,547
Installation services	518	694	-	1,212
Other service revenues	123	18	493	634
Total service revenues	3,671	11,229	493	15,393
Total	$15,041	$12,954	$493	$28,488

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Strong Entertainment	Convergent	Other	Total
Screen system sales	$4,441	$-	$-	$4,441
Digital equipment sales	3,282	757	-	4,039
Extended warranty sales	197	-	-	197
Other product sales	515	-	-	515
Total product sales	8,435	757	-	9,192
Field maintenance and monitoring services	1,972	3,145	-	5,117
Installation services	473	611	-	1,084
Other service revenues	48	19	90	157
Total service revenues	2,493	3,775	90	6,358
Total	$10,928	$4,532	$90	$15,550

	Nine Months Ended September 30, 2019
	Strong Entertainment	Convergent	Other	Total
Screen system sales	$10,370	$-	$-	$10,370
Digital equipment sales	6,396	2,248	-	8,644
Extended warranty sales	582	-	-	582
Other product sales	1,238	6	-	1,244
Total product sales	18,586	2,254	-	20,840
Field maintenance and monitoring services	6,060	8,704	-	14,764
Installation services	1,540	4,194	-	5,734
Other service revenues	219	52	288	559
Total service revenues	7,819	12,950	288	21,057
Total	$26,405	$15,204	$288	$41,897

Screen system sales

The Company typically recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, usually at time of shipment. However, revenue is recognized upon delivery for certain international shipments with longer shipping transit time because control does not transfer to the customer until delivery. For contracts that are long-term in nature, the Company believes that the use of the percentage-of-completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Under the percentage-of-completion method, revenue is recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer.

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020
	Strong Entertainment	Convergent	Other	Total
Point in time	$4,532	$767	$-	$5,299
Over time	728	3,579	301	4,608
Total	$5,260	$4,346	$301	$9,907

	Nine Months Ended September 30, 2020
	Strong Entertainment	Convergent	Other	Total
Point in time	$12,326	$2,987	$6	$15,319
Over time	2,715	9,967	487	13,169
Total	$15,041	$12,954	$493	$28,488

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Strong Entertainment	Convergent	Other	Total
Point in time	$9,364	$1,518	$-	$10,882
Over time	1,564	3,014	90	4,668
Total	$10,928	$4,532	$90	$15,550

	Nine Months Ended September 30, 2019
	Strong Entertainment	Convergent	Other	Total
Point in time	$21,746	$6,918	$-	$28,664
Over time	4,659	8,286	288	13,233
Total	$26,405	$15,204	$288	$41,897

At September 30, 2020, the unearned revenue amount associated with maintenance and monitoring services, extended warranty sales and advertising services in which the Company is the primary obligor, was $2.9 million. The Company expects to recognize $1.4 million of unearned revenue amounts throughout the rest of 2020, $0.8 million during 2021 and $0.7 million during 2022.

5. Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income per share has been calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses from continuing operations for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, there were no differences between average shares used to compute basic and diluted loss per share. The following table summarizes the weighted average shares used to compute basic and diluted income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,789	14,494	14,699	14,476
Dilutive effect of stock options and certain non-vested restricted stock units	117	-	-	-
Diluted weighted average shares outstanding	14,906	14,494	14,699	14,476

Options to purchase 884,500 and 772,000 shares of common stock were outstanding as of September 30, 2020 and September 30, 2019, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period. An additional 165,206 and 146,461 common stock equivalents related to options and restricted stock awards were excluded for the three and nine months ended September 30, 2019, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

6. Inventories

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and components	$1,632	$1,584
Work in process	269	211
Finished goods	915	1,084
	$2,816	$2,879

The inventory balances are net of reserves of approximately $0.7 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively.

7. Investments

The following summarizes our investments (dollars in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
1347 Property Insurance Holdings, Inc.	$6,379	21.0%	$6,897	17.2%
Itasca Capital Ltd.	2,729	32.3%	2,800	32.3%
Total Equity Method Investments	9,108		9,697

Cost Method Investment
Firefly Systems, Inc.	12,898		3,614
Total Investments	$22,006		$13,311

Equity Method Investments

The following summarizes the (loss) income of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Entity
1347 Property Insurance Holdings, Inc.	$(440)	$(783)	$(443)	$(622)
Itasca Capital Ltd.	(20)	287	(137)	(601)
Total	$(460)	$(496)	$(580)	$(1,223)

1347 Property Insurance Holdings, Inc. (“PIH”) is a publicly traded company that is implementing business plans to operate as a diversified holding company of insurance, reinsurance and investment management businesses. On September 15, 2020, PIH entered into an agreement pursuant to which PIH purchased 1.1 million shares of its outstanding common stock from an existing shareholder. The purchase of the 1.1 million shares decreased the number of outstanding shares of PIH and increased the Company’s ownership interest to approximately 21%. The Company’s Chairman and former Chief Executive Officer is the chairman of the board of directors of PIH, and the Company’s Co-Chairman is co-chairman of the board of directors of PIH. As of September 30, 2020, they controlled entities that, when combined with the Company’s ownership in PIH, own greater than 50% of PIH. Since PIH does not depend on the Company for continuing financial support to maintain operations, the Company has determined that PIH is not a variable interest entity, and therefore, the Company is not required to consolidate PIH. The equity method loss from PIH during the three and nine months ended September 30, 2020 was primarily the result of PIH’s non-cash losses associated with the change in fair value of its investment in the common stock of FedNat Holding Company (Nasdaq: FNHC). The Company did not receive dividends from PIH during the three and nine months ended September 30, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in PIH was $4.0 million at September 30, 2020.

Itasca Capital Ltd. (“Itasca”) is a publicly traded Canadian company that is an investment vehicle seeking transformative strategic investments. The Company’s Chairman and former Chief Executive Officer is chairman of the board of directors of Itasca, and the Company’s Co-Chairman is also a member of the board of directors of Itasca. These board seats, combined with the Company’s 32.3% ownership of Itasca, provide the Company with significant influence over Itasca, but not controlling interest. The Company did not receive dividends from Itasca during the three and nine months ended September 30, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in Itasca was $3.4 million at September 30, 2020.

As of September 30, 2020, the Company’s retained earnings included an accumulated deficit from its equity method investees of approximately $1.9 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the nine months ended June 30, 2020 and 2019, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag (in thousands):

For the nine months ended June 30,	2020	2019

Revenue (1)	$(4,883)	$1,086
Operating (loss) income	$(7,845)	$898
Net loss	$(3,020)	$(5,489)

(1) PIH records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

Cost Method Investment

The Company received preferred shares of Firefly in connection with the transactions with Firefly in May 2019 and August 2020. See Note 3 for additional details. In addition, on August 3, 2020, Strong/MDI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Firefly, pursuant to which MDI agreed to purchase $4.0 million of Firefly’s Series A-3 preferred shares at the initial closing, which took place on the same day, and the Company or its affiliated entities may purchase an additional $2.0 million of Firefly’s Series A-3 preferred shares at a second closing subject to certain conditions. As contemplated by the Stock Purchase Agreement and ancillary investment agreements, the Company and its affiliated entities will have the right to designate a director to be elected to the board of directors of Firefly, subject to holding, together with its affiliates, approximately $7.2 million of Firefly’s Series A-3 preferred shares and other conditions. The Company and its affiliated entities currently hold $7.2 million of Series A-3 preferred shares and have designated Kyle Cerminara, Chairman of the Company’s board of directors and a principal of the Company’s largest shareholder, to Firefly’s board of directors.

8. Intangible Assets

Intangible assets consisted of the following as of September 30, 2020 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$250	$-	$250
Intangible assets subject to amortization:
Software in service	5	2,404	(1,478)	926
Product formulation	10	458	(420)	38
Total		$3,112	$(1,898)	$1,214

Intangible assets consisted of the following as of December 31, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Intangible assets not yet subject to amortization:
Software in development		$203	$-	$203
Intangible assets subject to amortization:
Software in service	5	2,362	(1,087)	1,275
Product formulation	10	471	(415)	56
Total		$3,036	$(1,502)	$1,534

Amortization expense relating to intangible assets was $0.2 million during each of the three months ended September 30, 2020 and 2019 and $0.6 million during each of the nine months ended September 30, 2020 and 2019.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

Remainder of 2020	$140
2021	523
2022	244
2023	57
2024	-
Thereafter	-
Total	$964

9. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2020 (in thousands):

Balance as of December 31, 2019	$919
Foreign currency translation adjustment	(24)
Balance as of September 30, 2020	$895

10. Debt

The Company’s debt consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Short-term debt:
Strong/MDI installment loan	$2,830	$3,080
Insurance note payable	142	-
Current portion of long-term debt	1,055	998
Total short-term debt	4,027	4,078
Long-term debt:
Equipment term loans	3,683	4,031
Total principal balance of long-term debt	3,683	4,031
Less: current portion	(1,055)	(998)
Less: unamortized debt issuance costs	(11)	(14)
Total long-term debt	2,617	3,019
Total short-term and long-term debt	$6,644	$7,097

Equipment Term Loans

On May 22, 2018, Convergent entered into an installment payment agreement with an equipment financing company in order to purchase media players and related equipment in an aggregate amount of up to approximately $4.4 million. In each of December 2018 and June 2019, Convergent entered into additional installment payment agreements with other financing companies in order to purchase additional media players and related equipment, with each round of financing totaling approximately $0.6 million and $0.2 million, respectively. Installment payments under each contract are due monthly for a period of 60 months. The financing under each of the agreements is secured by the respective equipment. The borrowings under the agreements are recorded as long-term debt on the Company’s consolidated balance sheet. Collectively, the Company had $3.7 million of outstanding borrowings under equipment term loan agreements at September 30, 2020, which bore interest at a weighted-average fixed rate of 7.7%.

Strong/MDI Installment Loan and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$500,000. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. On April 24, 2018, the Company borrowed CDN$3.5 million on the 20-year installment loan. There was CDN$3.8 million, or approximately $2.8 million, of principal outstanding on the 20-year installment loan as of September 30, 2020, which bears variable interest at 2.95%. There was no balance outstanding on Strong/MDI’s revolving credit facility as of September 30, 2020. Strong/MDI was in compliance with its debt covenants as of September 30, 2020.

Scheduled repayments are as follows for the Company’s long-term debt outstanding as of September 30, 2020 (in thousands):

Remainder of 2020	$257
2021	1,080
2022	1,151
2023	1,165
2024	30
Thereafter	-
Total	$3,683

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$420	$282	$1,195	$420
Interest on lease liabilities	154	142	473	184
Operating lease cost	372	421	1,163	1,751
Short-term lease cost	12	12	42	21
Sublease income	(92)	(120)	(297)	(313)
Net lease cost	$866	$737	$2,576	$2,063

Other information
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$154	$142	$473	$184
Operating cash flows from operating leases	$289	$333	$857	$875
Financing cash flows from finance leases	$420	$282	$1,195	$420
Right-of-use assets obtained in exchange for new finance lease liabilities	$231	$902	$553	$1,613
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$109	$644
Derecognition of right-of-use asset in connection with Firefly transaction	$-	$-	$-	$3,394

As of September 30, 2020
Weighted-average remaining lease term - finance leases (years)	2.7
Weighted-average remaining lease term - operating leases (years)	7.1
Weighted-average discount rate - finance leases	12.1%
Weighted-average discount rate - operating leases	4.9%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$253	$580
2021	944	2,320
2022	812	2,114
2023	660	499
2024	669	235
Thereafter	2,447	75
Total lease payments	5,785	5,823
Less: Amount representing interest	(935)	(892)
Present value of lease payments	4,850	4,931
Less: Current maturities	(743)	(1,820)
Lease obligations, net of current portion	$4,107	$3,111

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

12. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2020 and December 31, 2019.

The Tax Cuts and Jobs Act of 2017 provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three and nine months ended September 30, 2020 and September 30, 2019, as well as December31, 2019.

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

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses was $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of September 30, 2020, 2,589,278 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,107,000	$4.47	7.9	$148
Granted	-
Exercised	-
Forfeited	(100,500)	4.76
Expired	(122,000)	5.27
Outstanding at Spetember 30, 2020	884,500	$4.33	7.2	$-
Exercisable at September 30, 2020	386,000	$4.77	6.6	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of September 30, 2020, 498,500 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.6 million, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Shares and Restricted Stock Units

The Company granted a total of 200,634 and 417,378 restricted stock units during the nine months ended September 30, 2020 and 2019, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock share activity for the nine months ended September 30, 2020:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	23,334	$6.50
Granted	-
Shares vested	(23,334)	6.50
Shares forfeited	-
Non-vested at September 30, 2020	-

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	522,379	$3.14
Granted	200,634	1.57
Shares vested	(174,954)	2.73
Shares forfeited	(3,334)	2.89
Non-vested at September 30, 2020	544,725	$2.51

As of September 30, 2020, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $1.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Concentrations

The Company’s top ten customers accounted for approximately 62% and 57% of consolidated net revenues during the three and nine months ended September 30, 2020, respectively. Trade accounts receivable from these customers represented approximately 37% of net consolidated receivables at September 30, 2020. In addition, the Company had one customer account for more than 10% of both its consolidated net revenues during the three and nine months ended September 30, 2020. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as the impact of COVID-19 on its customers, changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Insurance Recoveries

During February 2019, one portion of Strong/MDI’s Quebec, Canada facility sustained damage as a result of inclement weather. The Company has property and casualty and business interruption insurance and has been working with its insurance carrier with regard to the insurance claims for reimbursement of incurred costs of the affected portion of the facility and compensation for the Company’s business interruption losses. During the third quarter of 2020, the Company reached a settlement with its insurance company which resolved all contingencies related to its business interruption claim.

Through September 30, 2020, the Company has received insurance proceeds of $5.0 million, which included $2.0 million related to the property and casualty claim and $3.0 million related to our business interruption claim. Any additional future claims payments associated with the Company’s property and casualty losses are at the discretion of the insurance carrier based on its continuing claims analysis.

The Company received an additional $1.9 million during the third quarter of 2020 associated with the final settlement of the business interruption claim, which combined with the $0.8 million of proceeds previously received and deferred, resulted in an insurance recovery gain of approximately $2.7 million during the third quarter of 2020.

Consulting Agreement

On May 19, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Itasca Financial Agreement”) with Itasca Financial LLC (“Itasca Financial”), pursuant to which Itasca Financial agreed to advise the Company on aspects of its strategic direction. In exchange for Itasca Financial’s services, the Company agreed to pay Itasca Financial a retainer fee of $50,000, payable in two installments of $25,000, and a monthly fee of $20,000. The Itasca Financial Agreement may not be terminated for a period of three months from May 19, 2020, after which time it may be terminated by either party at any time with prior written notice of at least 30 calendar days. During the nine months ended September 30, 2020, the Company paid $130,000 to Itasca Financial, and the parties have agreed to suspend the Itasca Financial Agreement indefinitely. Upon termination of the Itasca Financial Agreement by either party, the Company has agreed to pay Itasca Financial a termination fee of $100,000, which can be payable in a combination of cash and stock at the Company’s discretion, and if any such fee is paid in stock, then the Company has agreed to grant Itasca Financial unlimited piggyback registration rights for such stock. The Itasca Financial Agreement also includes expense reimbursement provisions and indemnification provisions in favor of Itasca Financial and its affiliates. This description of the Itasca Financial Agreement is a summary only and is qualified by reference to full text of the Itasca Financial Agreement, which is filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 12, 2020.

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

15. Business Segment Information

Subsequent to the disposal of its Strong Outdoor business segment, the Company conducts its operations through two primary business segments: Strong Entertainment (formerly known as Strong Cinema) and Convergent. The Strong Entertainment segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported. Strong Entertainment is one of the largest manufacturers of premium projection screens and also manufactures customized screen support systems, distributes other products and provides technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada. The Company’s operating segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance.

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$5,260	$10,928	$15,041	$26,405
Convergent	4,346	4,532	12,954	15,204
Other	301	90	493	288
Total net revenues	9,907	15,550	28,488	41,897

Gross profit (loss)
Strong Entertainment	889	3,669	2,769	8,621
Convergent	2,083	1,469	5,668	4,622
Other	275	63	412	(307)
Total gross profit	3,247	5,201	8,849	12,936

Operating (loss) income
Strong Entertainment	(79)	2,230	(894)	4,646
Convergent	1,059	394	2,508	1,467
Other	52	(233)	(225)	(1,197)
Total segment operating income	1,032	2,391	1,389	4,916
Unallocated administrative expenses	(1,377)	(2,204)	(4,893)	(6,742)
Unallocated loss on disposal of assets	(18)	-	(18)	-
(Loss) income from operations	(363)	187	(3,522)	(1,826)
Other income (expense), net	2,322	(625)	2,091	(2,222)
Income (loss) before income taxes and equity method investment loss	$1,959	$(438)	$(1,431)	$(4,048)

(In thousands)	September 30, 2020	December 31, 2019
Identifiable assets
Strong Entertainment	$18,616	$18,135
Convergent	10,304	15,797
Corporate assets	29,468	22,796
Discontinued operations	-	905
Total	$58,388	$57,633

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net revenues
United States	$8,566	$12,395	$24,699	$34,995
Canada	645	1,111	1,708	2,664
China	507	633	775	1,763
Mexico	-	65	78	70
Latin America	-	275	328	574
Europe	38	521	262	1,058
Asia (excluding China)	24	348	337	515
Other	127	202	301	258
Total	$9,907	$15,550	$28,488	$41,897

(In thousands)	September 30, 2020	December 31, 2019
Identifiable assets
United States	$37,052	$37,508
Canada	21,336	20,125
Total	$58,388	$57,633

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1A of this Quarterly Report on Form 10-Q and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams, potential interruptions of supplier relationships or higher prices charged by suppliers, the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments, the Company’s access to capital, the Company’s ability to successfully execute its capital allocation strategy, the Company’s ability to maintain its brand and reputation and retain or replace its significant customers, the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and recession and market volatility generated by the ongoing COVID-19 pandemic), economic and political risks of selling products in foreign countries (including tariffs), risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts, cybersecurity risks and risks of damage and interruptions of information technology systems, the Company’s ability to retain key members of management and successfully integrate new executives, the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all, the impact of the COVID-19 pandemic on the companies in which the Company holds investments, the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic), the adequacy of insurance and the impact of having a controlling stockholder. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may be further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

Ballantyne Strong, Inc. (“BTN”, “Ballantyne”, “the Company”, “we”, “our” and “us”) is a holding company with diverse business activities focused on serving the entertainment and retail markets. The Company and its subsidiaries design, integrate and install technology solutions for a broad range of applications; develop and deliver out-of-home messaging, advertising and communications; manufacture projection screens; and provide managed services including monitoring of networked equipment to our customers. We add value through our design, engineering, manufacturing excellence and customer service.

Subsequent to the sale of our Strong Outdoor business segment, we conduct our operations through two operating segments: Strong Entertainment (formerly known as Strong Cinema) and Convergent. The Strong Entertainment segment name change is to the name only and had no impact on our historical financial position, results of operations, cash flow or segment level results previously reported. Our Strong Entertainment business is one of the largest manufacturers of premium projection screens. We also manufacture customized screen support systems, distribute other products and provide technical support services to the cinema, amusement park and other markets. Convergent delivers digital signage solutions and related services to large multi-location organizations in the United States and Canada.

Our segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance. Approximately 53% of our revenues for the nine months ended September 30, 2020 were from Strong Entertainment, approximately 45% were from Convergent and approximately 2% were from other revenue sources. Additional information related to our reporting segments can be found in Note 15 in the notes to the condensed consolidated financial statements.

Firefly Transaction in August 2020

On August 3, 2020, SDM entered into an Asset Purchase Agreement with Firefly, pursuant to which SDM agreed to sell substantially all of the assets primarily related to its Strong Outdoor operating business to Firefly and continue to make available 300 digital taxi tops to Firefly. SDM retained certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day. As a result of the divestiture, we have presented Strong Outdoor’s operating results as a discontinued operation for all periods presented. Note 3 contains additional information regarding this transaction.

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

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we implemented targeted furloughs, temporarily curtailed our service and distribution activities in the United States and temporarily reduced compensation of our executive officers and certain other employees, and our board of directors waived its cash compensation for 2020. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. In addition, these and other employees may face additional demands on their time, such as increased responsibilities resulting from school and childcare closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

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

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the second quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s credit facility, all of which was repaid prior to September 30, 2020. Furthermore, we have applied for and received wage subsidies, and are in the process of reviewing tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In addition, certain government benefits that we seek to access have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term, and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. In the event of a sustained market deterioration, and continued declines in net sales, including the impact of such events on the borrowing base under the Strong/MDI credit facility, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, the duration of the pandemic, including repeat or cyclical outbreaks, additional “waves” and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$9,907	$15,550	$(5,643)	(36.3)%
Cost of revenues	6,660	10,349	(3,689)	(35.6)%
Gross profit	3,247	5,201	(1,954)	(37.6)%
Gross profit percentage	32.8%	33.4%
Selling and administrative expenses	3,592	5,011	(1,419)	(28.3)%
Loss on disposal of assets	(18)	(3)	(15)	500.0%
(Loss) income from operations	(363)	187	(550)	(294.1)%
Other income (expense)	2,322	(625)	2,947	(471.5)%
Income (loss) before income taxes and equity method investment loss	1,959	(438)	2,397	(547.3)%
Income tax expense	(526)	(731)	205	(28.0)%
Equity method investment loss	(460)	(496)	36	(7.3)%
Net income (loss) from continuing operations	$973	$(1,665)	$2,638	(158.4)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$28,488	$41,897	$(13,409)	(32.0)%
Cost of revenues	19,639	28,961	(9,322)	(32.2)%
Gross profit	8,849	12,936	(4,087)	(31.6)%
Gross profit percentage	31.1%	30.9%
Selling and administrative expenses	12,353	14,695	(2,342)	(15.9)%
Loss on disposal of assets	(18)	(67)	49	(73.1)%
Loss from operations	(3,522)	(1,826)	(1,696)	92.9%
Other income (expense)	2,091	(2,222)	4,313	(194.1)%
Loss before income taxes and equity method investment loss	(1,431)	(4,048)	2,617	(64.6)%
Income tax expense	(1,022)	(1,295)	273	(21.1)%
Equity method investment loss	(580)	(1,223)	643	(52.6)%
Net loss from continuing operations	$(3,033)	$(6,566)	$3,533	(53.8)%

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

Net revenues during the quarter ended September 30, 2020 decreased 36.3% to $9.9 million from $15.6 million during the quarter ended September 30, 2019. The decrease in consolidated net revenue was primarily due to the impact of COVID-19 on our Strong Entertainment business. At Convergent, growth in services revenue was offset by the effect of large non-recurring installation projects in the prior year period.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$5,260	$10,928	$(5,668)	(51.9)%
Convergent	4,346	4,532	(186)	(4.1)%
Other	301	90	211	234.4%
Total net revenues	$9,907	$15,550	$(5,643)	(36.3)%

Strong Entertainment

Revenue from Strong Entertainment decreased 51.9% to $5.3 million in the third quarter of 2020 from $10.9 million in the third quarter of 2019. The decrease was primarily due to the impact of the COVID-19 pandemic and lower revenues from equipment sales and field service projects.

In March 2020, the Quebec government ordered the closure of all non-essential businesses, including our Quebec facility. We reopened our facility on May 11, 2020. In addition, while we originally expected to have our outsourced screen finishing facility in China up and running in the first half of 2020, the outbreak of COVID-19 in China delayed those plans, and we are currently evaluating the timing of when we will be able to commence operations at the facility in light of current travel restrictions.

Some cinemas, theme parks and other entertainment venues re-opened their doors in recent months. We have seen an uptick in customer demand for both screen systems for international markets and services domestically to support those reopening initiatives. We continue to closely monitor the regulatory environment and the status of our customers’ operations in managing the pace at which we ramp back up our operations.

Convergent

Revenue from Convergent decreased 4.1% to $4.3 million in the third quarter of 2020 from $4.5 million in the third quarter of 2019. Convergent’s service revenues increased approximately $0.4 million on growth in DSaaS customer installations, while revenue from installations and equipment sales decreased approximately $0.8 million due to completion of a large non-recurring installation project during 2019. Convergent experienced a moderate negative revenue impact from COVID-19 during the third quarter of 2020 and continues to support its retail customers, many of whom provide essential services and remain in operation.

Gross Profit

Consolidated gross profit decreased 37.6% to $3.2 million during the quarter ended September 30, 2020 from $5.2 million during the quarter ended September 30, 2019. As a percentage of revenue, gross profit was 32.8% and 33.4% for the quarters ended September 30, 2020 and September 30, 2019, respectively. Consolidated gross profit as a percentage of revenue decreased as the positive impact of the margin expansion at Convergent and cost reductions actions were more than offset by reduced revenue and contribution from Strong Entertainment due to COVID-19.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$889	$3,669	$(2,780)	(75.8)%
Convergent	2,083	1,469	614	41.8%
Other	275	63	212	336.5%
Total gross profit	$3,247	$5,201	$(1,954)	(37.6)%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $0.9 million or 16.9% of revenues in the third quarter of 2020 compared to $3.7 million or 33.6% of revenues in the third quarter of 2019. The decrease in gross profit dollars is primarily due to the decline in screen, equipment and field service revenues related to COVID-19. The impact of significantly lower revenues was somewhat mitigated by actions taken to control costs, including the furlough of production employees and technicians, management salary reductions, payroll subsidies received from the Canadian government and other similar actions taken to manage costs during the quarter.

Convergent

Gross profit in the Convergent segment was $2.1 million or 47.9% of revenues in the third quarter of 2020 compared to $1.5 million or 32.4% of revenues in the third quarter of 2019. The increase in gross profit margins was driven primarily by the increase in higher margin DSaaS revenue.

Operating (Loss) Income

Consolidated operating loss was $0.4 million in the third quarter of 2020 compared to operating income of $0.2 million in the third quarter of 2019.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$(79)	$2,230	$(2,309)	(103.5)%
Convergent	1,059	394	665	168.8%
Other	52	(233)	285	(122.3)%
Total segment operating income	1,032	2,391	(1,359)	(56.8)%
Unallocated administrative expenses	(1,377)	(2,204)	827	(37.5)%
Unallocated loss on disposal of assets	(18)	-	(18)	N/A
Total operating (loss) income	$(363)	$187	$(550)	(294.1)%

Strong Entertainment generated an operating loss of $0.1 million in the third quarter of 2020 compared to operating income of $2.2 million in the third quarter of 2019. The decrease in operating income was primarily due to the decline in revenues as discussed above, partially offset by actions taken to reduce operating expenses, including furloughs, headcount reductions, temporary salary cuts and wage subsidies, and lower travel and entertainment expenses.

Convergent generated operating income of $1.1 million in the third quarter of 2020 compared to $0.4 million in the third quarter of 2019. Operating income during the third quarter of 2020 increased as a result of our investment to grow the higher margin recurring revenue business lines, as well as lower selling expenses, including costs related to compensation, commissions, travel and entertainment and trade shows.

Unallocated administrative expenses decreased to $1.4 million in the third quarter of 2020 compared to $2.2 million in the third quarter of 2019. The decrease was driven primarily by cost-saving measures implemented in response to COVID-19, as well as reductions in information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income during the third quarter of 2020 primarily consisted of a $2.7 million gain on our business interruption claim for the weather-related incident at our production facility in Quebec, partially offset by foreign currency transaction adjustments of $0.2 million and $0.3 million of interest expense. For the third quarter of 2019, total other expense of $0.6 million primarily consisted of a $0.8 million fair value adjustment to notes receivable and $0.3 million of interest expense, partially offset by a $0.4 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec and $0.1 million of foreign currency transaction adjustments.

Income tax expense was approximately $0.5 million during the third quarter of 2020 compared to $0.7 million during the third quarter of 2019. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded an equity method investment loss of $0.5 million in the third quarter of 2020, consisting of $0.4 million from PIH and $20 thousand from Itasca. The equity method loss from PIH was primarily the result of PIH’s unrealized holding losses associated with the change in fair value of its investment in the common stock of FedNat Holding Company (Nasdaq: FNHC). The third quarter of 2019 included an equity method investment loss of $0.5 million, which included a $0.8 million loss from PIH, partially offset by 0.3 million of income from Itasca.

As a result of the items outlined above, we generated a net income from continuing operations of $1.0 million, or $0.07 per basic and diluted share, in the third quarter of 2020, compared to a net loss from continuing operations of $1.7 million, or $0.11 per basic and diluted share, in the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Net revenues during the nine months ended September 30, 2020 decreased 32.0% to $28.5 million from $42.9 million during the nine months ended September 30, 2019. The decrease in consolidated net revenue was primarily due to the impact of COVID-19 on our Strong Entertainment business. At Convergent, growth in services revenue was offset by the effect of large non-recurring installation projects in the prior year period.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$15,041	$26,405	$(11,364)	(43.0)%
Convergent	12,954	15,204	(2,250)	(14.8)%
Other	493	288	205	71.2%
Total net revenues	$28,488	$41,897	$(13,409)	(32.0)%

Strong Entertainment

Revenue from Strong Entertainment decreased 43.0% to $15.0 million in the first nine months of 2020 from $26.4 million in the first nine months of 2019. The decrease was primarily due to the impact of the COVID-19 pandemic, including the government-mandated temporary closure of our screen manufacturing facility in Quebec and lower revenues from equipment sales and field service projects. Revenue during the nine months ended September 30, 2019 was impacted by roof damage that caused the screen facility to temporarily halt operations for a portion of the first nine months of 2019.

In March 2020, the Quebec government ordered the closure of all non-essential businesses, including our Quebec facility. We reopened our facility on May 11, 2020. In addition, while we originally expected to have our outsourced screen finishing facility in China up and running in the first half of 2020, the outbreak of COVID-19 in China delayed those plans, and we are currently evaluating the timing of operations there in light of current travel restrictions.

Some cinemas, theme parks and other entertainment venues re-opened their doors in recent months. We have seen an uptick in customer demand for both screen systems for international markets and services domestically to support those reopening initiatives. We continue to closely monitor the regulatory environment and the status of our customers’ operations in managing the pace at which we ramp back up our operations.

Convergent

Revenue from Convergent decreased 14.8% to $13.0 million during the nine months ended September 30, 2020 from $15.2 million during the nine months ended September 30, 2019. Convergent’s service revenues increased approximately $1.4 million on growth in DSaaS customer installations, while revenue from installations and equipment sales decreased approximately $4.6 million due to the completion of a large non-recurring installation project during 2019. Convergent experienced a moderate negative revenue impact from COVID-19 during the first nine months of 2020 and continues to support its retail customers, many of whom provide essential services and remain in operation.

Gross Profit

Consolidated gross profit decreased 31.6% to $8.8 million during the nine months ended September 30, 2020 from $12.9 million during the nine months ended September 30, 2019. As a percentage of revenue, gross profit improved to 31.1% for the nine months ended September 30, 2020 compared to 30.9% for the nine months ended September 30, 2019. Consolidated gross profit as a percentage of revenue improved, despite the significant decline in revenue, due to a combination of the margin expansion at Convergent related to the growth in the DSaaS service business and the cost reduction actions taken to mitigate the impact of COVID-19 during the first nine months of 2020.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,769	$8,621	$(5,852)	(67.9)%
Convergent	5,668	4,622	1,046	22.6%
Other	412	(307)	719	(234.2)%
Total gross profit	$8,849	$12,936	$(4,087)	(31.6)%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.8 million or 18.4% of revenues in the first nine months 2020 compared to $8.6 million or 32.6% of revenues in the first nine months of 2019. The decrease in gross profit dollars is primarily due to the decline in screen, equipment and field service revenues related to COVID-19 and changes in product mix. The impact of significantly lower revenues was somewhat mitigated by actions taken to control costs, including the furlough of production employees and technicians, management salary reductions, payroll subsidies received from the Canadian government and other similar actions taken to manage costs.

Convergent

Gross profit in the Convergent segment was $5.7 million or 43.8% of revenues in the first nine months of 2020 compared to $4.6 million or 30.4% of revenues in the first nine months of 2019. The increase in gross profit was driven primarily by the increase in higher margin DSaaS revenue.

Operating Income (Loss)

Consolidated operating loss was $3.5 million in the first nine months of 2020 compared to $1.8 million in the first nine months of 2019.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$(894)	$4,646	$(5,540)	(119.2)%
Convergent	2,508	1,467	1,041	71.0%
Other	(225)	(1,197)	972	(81.2)%
Total segment operating (loss) income	1,389	4,916	(3,527)	(71.7)%
Unallocated administrative expenses	(4,893)	(6,742)	1,849	(27.4)%
Unallocated loss on disposal of assets	(18)	-	(18)	N/A
Total operating loss	$(3,522)	$(1,826)	$(1,696)	92.9%

Strong Entertainment generated an operating loss of $0.9 million during the nine months ended September 30, 2020 compared to operating income of $4.6 million during the nine months ended September 30, 2019. The decrease in operating income was primarily due to the decline in revenues as discussed above, partially offset by actions taken to reduce compensation related expenses, including furloughs, headcount reductions, temporary salary cuts and wage subsidies, as well as lower travel and entertainment expenses. In addition, since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, we recorded $0.4 million of bad debt expense during the nine months ended September 30, 2020 as a result of the increased uncertainty related to collection of trade accounts receivable.

Convergent generated operating income of $2.5 million in the first nine months of 2020 compared to $1.5 million in the first nine months of 2019. Operating income during the first nine months of 2020 increased as a result of our investment to grow the higher margin recurring revenue business lines, as well as lower selling expenses, including costs related to compensation, commissions, travel and entertainment and trade shows. The increased gross margin and higher operating income from recurring revenue in 2020 was partially offset by a $0.4 million favorable bad debt recovery during the first nine months of 2019.

Unallocated administrative expenses decreased to $4.9 million during the nine months ended September 30, 2020 compared to $6.7 million during the nine months ended September 30, 2019. The decrease was driven primarily by actions taken to reduce compensation expense, board fees, travel, information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income of $2.1 million during the nine months ended September 30, 2020 primarily consisted of a $2.9 million gain on our property and casualty and business interruption claims for the weather-related incident at our production facility in Quebec, partially offset by $0.8 million of interest expense. For the nine months ended September 30, 2019, total other expense of $2.2 million primarily consisted of a $2.2 million fair value adjustment to notes receivable, $0.2 million of foreign currency transaction adjustments and $0.6 million of interest expense, partially offset by a $0.6 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec.

Income tax expense was approximately $1.0 million during the first nine months of 2020 compared to $1.3 million during the first nine months of 2019. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded equity method investment loss of $0.6 million during the nine months ended September 30, 2020, consisting of $0.4 million from PIH and $0.1 million from Itasca. The nine months ended September 30, 2019 included equity method investment loss of $1.2 million, which consisted of losses from PIH and Itasca of $0.6 million each.

As a result of the items outlined above, we generated a net loss from continuing operations of $3.0 million, or $0.21 per basic and diluted share, during the nine months ended September 30, 2020, compared to a net loss of $6.6 million, or $0.46 per basic and diluted share, during the nine months ended September 30, 2019.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital fluctuations, capital expenditures, and other general corporate activities. We incurred operating losses and negative operating cash flow in our Convergent business for the first three quarters of 2018, as we executed our plans to restructure that business to reduce operating costs and invest in higher margin recurring revenue. Convergent’s financial performance has improved significantly as a result of those actions and is now generating positive operating income and cash from operations. The startup of Strong Outdoor negatively impacted our cash flow as we invested in building that business. We expect the sale of our Strong Outdoor business during August 2020 to have a positive impact on future cash flows since Strong Outdoor has generated operating losses since the startup of the business. Cash flow from Strong Entertainment and Convergent during 2019 was used to fund our corporate operating expenses and Strong Outdoor. Our capital expenditures during 2019 and the first nine months of 2020 included costs incurred in the construction of the Strong Entertainment production facility in Quebec that sustained damage as a result of inclement weather. The purchase of equipment in connection with the expansion of our Convergent business operations has recently been funded via term loan borrowings and capital leases, and we may continue to do so.

We ended the third quarter of 2020 with total cash and cash equivalents and restricted cash of $7.4 million compared to $5.3 million as of December 31, 2019. Of the $7.4 million as of September 30, 2020, $3.4 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted. Strong/MDI also makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of September 30, 2020, the parent company had outstanding intercompany loans from Strong/MDI of approximately $34.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay Canadian withholding taxes, which have been fully accrued as of September 30, 2020.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we have taken steps to conserve cash, reduce operating expenditures, delay capital expenditures, and to manage working capital. We have also implemented targeted furloughs, headcount reductions and temporary salary cuts for our executive officers and certain other employees, and our board of directors waived its cash compensation for 2020 in order to reduce expenses. In the second quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s revolving credit facility, to provide additional liquidity, all of which was repaid prior to September 30, 2020.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for the at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 10 to the condensed consolidated financial statements for a description of our debt as of September 30, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $8.2 million during the nine months ended September 30, 2020. Cash flows generated by Convergent and changes in working capital were partially offset by the operating loss generated by Strong Entertainment as well as cash outflows for selling and administrative expenses. Net cash used in operating activities from continuing operations was $1.0 million in the first nine months of 2019. Cash flows generated by Strong Cinema and Convergent and improvements in working capital were offset by the cash outflows for selling and administrative expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.7 million during the nine months ended September 30, 2020, which consisted of a $4.0 million investment in Firefly and capital expenditures of $0.7 million. Net cash used in investing activities was $1.6 million in the first nine months of 2019, consisting of $1.7 million of capital expenditures, partially offset by $0.2 million of proceeds received from the disposal of assets.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.1 million during the nine months ended September 30, 2020, consisting of principal payments on debt and capital lease obligations. Net cash used in financing activities was $1.2 million during the nine months ended September 30, 2019, primarily consisting of $1.5 million of principal payments on debt and capital lease obligations, partially offset by $0.2 million of proceeds from the issuance of debt.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes discontinued operations, share-based compensation, impairment charges, equity method income (loss), fair value adjustments, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,
	2020					2019

	Strong Entertainment	Convergent	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Convergent	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$1,939	$1,000	$(1,966)	$4,673	$5,646	$1,265	$386	$(3,316)	$(123)	$(1,788)
Net income (loss) from discontinued operations	-	-	-	(4,673)	(4,673)	-	-	-	123	123
Net income (loss) from continuing operations	1,939	1,000	(1,966)	-	973	1,265	386	(3,316)	-	(1,665)
Interest expense, net	24	146	84	-	254	35	120	107	-	262
Income tax expense (benefit)	488	(88)	126	-	526	827	(96)	-	-	731
Depreciation and amortization	226	613	46	-	885	226	492	54	-	772
EBITDA	2,677	1,671	(1,710)	-	2,638	2,353	902	(3,155)	-	100
Stock-based compensation expense	-	-	239	-	239	-	-	334	-	334
Fair value adjustment to notes receivable	-	-	-	-	-	845	-	-	-	845
Equity method investment loss (income)	20	-	440	-	460	(287)	-	783	-	496
Loss on disposal of assets and impairment charges	-	-	18	-	18	3	-	-	-	3
Foreign currency transaction loss (gain)	172	1	-	-	173	(50)	(16)	-	-	(66)
Gain on property and casualty insurance recoveries	(2,736)	-	-	-	(2,736)	(420)	-	-	-	(420)
Severance and other	-	-	-	-	-	-	4	8	-	12
Adjusted EBITDA	$133	$1,672	$(1,013)	$-	$792	$2,444	$890	$(2,030)	$-	$1,304

	Nine Months Ended September 30,
	2020					2019

	Strong Entertainment	Convergent	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Convergent	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$918	$2,018	$(5,969)	$4,504	$1,471	$1,120	$1,085	$(8,771)	$(2,790)	$(9,356)
Net income (loss) from discontinued operations	-	-	-	(4,504)	(4,504)	-	-	-	2,790	2,790
Net income (loss) from continuing operations	918	2,018	(5,969)	-	(3,033)	1,120	1,085	(8,771)	-	(6,566)
Interest expense, net	90	429	275	-	794	105	322	138	-	565
Income tax expense	853	26	143	-	1,022	1,137	72	86	-	1,295
Depreciation and amortization	688	1,804	142	-	2,634	665	1,387	162	-	2,214
EBITDA	2,549	4,277	(5,409)	-	1,417	3,027	2,866	(8,385)	-	(2,492)
Stock-based compensation expense	-	-	724	-	724	-	-	798	-	798
Fair value adjustment to notes receivable	-	-	-	-	-	2,153	-	-	-	2,153
Equity method investment loss (income)	137	-	443	-	580	601	-	622	-	1,223
Loss on disposal of assets and impairment charges	-	-	18	-	18	66	1	-	-	67
Foreign currency transaction (gain) loss	(51)	39	-	-	(12)	166	(12)	-	-	154
Gain on property and casualty insurance recoveries	(2,850)	-	-	-	(2,850)	(646)	-	-	-	(646)
Severance and other	78	16	7	-	101	-	4	8	-	12
Adjusted EBITDA	$(137)	$4,332	$(4,217)	$-	$(22)	$5,367	$2,859	$(6,957)	$-	$1,269

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2019. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended September 30, 2020.

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

In response to uncertainties associated with the COVID-19 pandemic, we have taken, and are continuing to take, significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we implemented targeted furloughs, temporarily curtailed our service and distribution activities in the United States and temporarily reduced compensation of our executive officers and certain other employees, and our board of directors waived its cash compensation for 2020. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. In addition, these and other employees may face additional demands on their time, such as increased responsibilities resulting from school and childcare closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

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

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the second quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s credit facility, all of which was repaid prior to September 30, 2020. Furthermore, we have applied for and received wage subsidies, and are in the process of reviewing tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In addition, certain government benefits that we seek to access have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term, and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. In the event of a sustained market deterioration, and continued declines in net sales, including the impact of such events on the borrowing base under the Strong/MDI credit facility, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, the duration of the pandemic, including repeat or cyclical outbreaks, additional “waves” and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended September 30, 2020. As of September 30, 2020, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1*	Letter Agreement, dated as of August 17, 2020, by and between the Company and Mark D. Roberson.	8-K	10.1	August 18, 2020

10.2*	Letter Agreement, dated as of August 17, 2020, by and between the Company and Ray F. Boegner.	8-K	10.2	August 18, 2020

10.3*	Letter Agreement, dated as of August 17, 2020, by and between the Company and Todd R. Major.	8-K	10.3	August 18, 2020

10.4	Form of Indemnification Agreement.	8-K	10.1	September 3, 2020

10.5*	Letter Agreement, dated as of September 15, 2020, by and between the Company and Mark D. Roberson.	8-K	10.1	September 15, 2020

10.6*	Letter Agreement, dated as of September 15, 2020, by and between the Company and Ray F. Boegner.	8-K	10.2	September 15, 2020

10.7*	Letter Agreement, dated as of September 15, 2020, by and between the Company and Todd R. Major.	8-K	10.3	September 15, 2020

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

†	Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be supplementally provided to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2020	Date:	November 12, 2020

