Form 10-K
period 2020-12-31
BALLANTYNE STRONG, INC.
filed 2021-03-10
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-13906

Ballantyne Strong, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4201 Congress Street, Suite 175
Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 994-8279

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	BTN	NYSE American

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 30, 2020 was approximately $13.1 million. The Company does not have any non-voting common equity. As of March 9, 2021, 18,301,544 shares of common stock of Ballantyne Strong, Inc., par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

i

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition; the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these investments; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic); economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms; or at all; the impact of the COVID-19 pandemic on the companies in which the Company holds investments; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic); the adequacy of insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price.

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

ii

PART I

Item 1. Business

General Description of Business

Ballantyne Strong, Inc. (“Ballantyne Strong”, the “Company”, “us” or “we”), a Delaware corporation established in 1932, is a holding company with business operations in the entertainment industry and investments in public and privately held companies. Ballantyne Strong went public in 1995 and our shares are traded on the NYSE American market under the symbol “BTN.” Our website is www.ballantynestrong.com.

The Company conducts its operations primarily through its Strong Entertainment operating segment. We also operate our Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, we hold minority investment positions in one privately held company and two publicly traded companies. The Company’s strategic plan contemplates a combination of:

●	Investing in the operations and growth of our existing businesses;
●	Evaluating opportunities to maximize value by monetizing investments in our existing businesses; and
●	Investing in public companies, private companies or in other areas.

Management is focused on improving the operating performance of its Strong Entertainment business segment as the United States and other countries recover from COVID-19 related business disruptions. We plan to manage the Strong Entertainment segment to grow market share and organic revenue and improve operating results with the intent of increasing the ultimate valuation of the business. The Company may seek to sell a minority, majority or all of its existing businesses as part of its strategic plans. In addition, we may invest in other public or private companies or acquire other businesses, which may be within or outside of the Company’s existing markets.

Fundamental Global Investors, LLC (“Fundamental Global Investors”), the funds that it manages, its other affiliates, and the directors and officers of the Company and their affiliates together held approximately 32.3% of the Company’s outstanding stock as of March 9, 2021. In some cases, funds managed by Fundamental Global Investors may acquire positions in the same public companies as the Company. Fundamental Global Investors’ funds currently hold positions in FGF and GreenFirst (as defined below).

The Company previously provided digital signage services under its Convergent business segment, which was sold effective February 1, 2021. The Company previously provided out of home advertising services through its Strong Outdoor business segment, which was sold effective August 3, 2020. See Note 3 to the consolidated financial statements for additional details related to our discontinued operations.

Operations

Overview

Our Strong Entertainment business segment manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. We also distribute and support third party products, including digital projectors, servers, library management systems, menu boards and sound systems.

Products and Services

Projection Screens and Support Systems — We are the largest manufacturer and distributor of premium large format projection screens to the cinema industry in North America. We have an exclusive relationship to supply large format screens to IMAX and Cinemark theaters and supply many of the other major cinema operators worldwide. We also manufacture innovative screen support structures custom built to adapt to virtually any venue requirement, with a unique self-standing modular construction that allows for easy assembly and adjustable size.

We also manufacture and distribute curvilinear immersive screens to theme parks, museums, and schools, as well as for special events and military applications. Our Eclipse curvilinear screens are specially designed to provide maximum viewer engagement in media-based attractions and immersive projection environments. The solid surface minimizes light loss to maintain higher resolution at lower lumen output. Patented speaker panels allow selective placement of rear mounted speakers to ensure the audio derives from the source media on screen. Applications include interactive dark rides, 3D/4D theme park rides, flying theaters and motion simulators.

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

Technical Services – We provide digital projection equipment installation and after-sale maintenance and network support services to the entertainment industry. Our field service technicians and our Network Operations Center (“NOC”) staff work hand in hand to monitor and resolve system and other issues for our customers. We service many of our customers under recurring revenue contracts providing for maintenance and repair to a wide range of installed digital equipment, providing our customers with a reliable turnkey outsourced service option. We also provide services to customers on a time and materials basis. Our NOC, staffed by software engineers and systems techs, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems issues before they cause system failures.

Other Products – We distribute projectors, servers, audio systems and other third-party products including library management systems, lenses and lamps to customers in North and South America.

We also signed a reseller agreement with Blink Charging Co. (“Blink”) in February 2021 and plan to begin marketing and distributing electric vehicle (EV) charging stations to existing customers and other parties in the United States.

Markets

We sell our screen systems worldwide, with our primary markets being North America and Asia. Screen systems are primarily sold on a direct basis, although we also use third-party distributors and integrators in some markets.

We have non-exclusive distribution agreements with NEC and Barco that allow us to market digital projectors in

North and South America. We have a non-exclusive agreement with Blink that allows us to market electric vehicle charging stations in the United States.

We provide technical services in the United States. We market and sell our services both directly to theater owners and other entertainment-related markets and through dealers or Value Added Reseller (“VAR”) networks.

Competition

While there are several smaller screen manufacturing companies, our primary competitor in the worldwide projection screen market for large format screens is Harkness Screens International Ltd. Competitive factors include product performance characteristics, quality, availability, location and price.

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

Investments

The Company holds investments in two public companies: approximately 21% of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (Nasdaq: FGF) (“FGF”), which operates as a diversified insurance, reinsurance and investment management holding company, and approximately 30% of GreenFirst Forest Products Inc. (formerly Itasca Capital Ltd.) (TSX Venture: GFP) (“GreenFirst”), a publicly-traded Canadian company focused on the Canadian timber market. The Company also holds an investment in a private company, Firefly Systems, Inc. (“Firefly”), which operates a media network and digital advertising solutions on taxi and rideshare vehicles. We sold our Strong Outdoor business to Firefly in August 2020.

Fundamental Global Investors’ funds currently hold positions in FGF and GreenFirst.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for 54% of 2020 consolidated net revenues. Trade accounts receivable from these customers represented 53% of net consolidated receivables at December 31, 2020. None of our customers accounted for more than 10% of both our consolidated net revenues during 2020 and our net consolidated receivables as of December 31, 2020.

Manufacturing

We manufacture cinema screens through Strong/MDI Screen Systems, Inc. (“Strong/MDI”), our subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of an 84,500 square-foot facility for the manufacture of screen systems. These facilities include PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state-of-the-art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications.

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

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the Strong® trademark to be of value to our business.

Human Capital Resources

We employed 232 persons at December 31, 2020, 229 of which were full-time. Of these employees, 124 positions were considered manufacturing or operational, 48 were service related and 60 were considered sales and administrative. We are not a party to any collective bargaining agreement. Our total headcount decreased by 57 employees in February 2021 in connection with the sale of the Convergent business segment.

The Company believes it complies with all applicable state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees.

The Company, including its subsidiaries, remains deeply rooted in cinema screen manufacturing and cinema-focused services. In this regard, we continuously drive our efforts to be the best partner for our customers, investment for our stockholders, neighbor in our community and to provide an empowering work environment for our employees.

Moreover, the Company is committed to the health, safety and wellness of its employees. We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations.

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

Some of these complex laws, rules and regulations – for example, those related to environmental, safety and health requirements – may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations require the use of abatement equipment beyond what we currently employ; require the addition or elimination of a raw material or process to or from our current manufacturing processes; or impose costs, fees or reporting requirements on the direct or indirect use of energy, or of materials or gases used or emitted into the environment, in connection with the manufacture of our products. There can be no assurance that in all instances a substitute for a prohibited raw material or process would be available, or be available at reasonable cost.

Item 1A. Risk Factors

Our business and financial performance are subject to various risks and uncertainties, some of which are beyond our control. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline, and you may lose part or all of your investment. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

The COVID-19 pandemic and ensuing governmental responses have negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has had, and may continue to have, a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic and ensuing governmental responses have materially negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases and new variants of COVID-19, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses, including movie theaters. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to purchase our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, some of which continue to be suspended; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, have terminated or deferred their non-essential capital expenditures. While some movie theaters and chains have begun to re-open, or announced plans to re-open in the near future, theater operators may continue to experience reduced revenues for an extended period due to, among other things, consumer concerns over safety and social distancing, depressed consumer sentiment due to adverse economic conditions, including job losses, capacity restrictions, and postponed release dates, shortened “release windows” between the release of motion pictures in theaters and an alternative delivery method, or the release of motion pictures directly to alternative delivery methods, bypassing the theater entirely, for certain movies, and continued COVID-19 outbreaks could cause these theaters to suspend operations again. The COVID-19 pandemic has also adversely affected film production and may adversely affect the pipeline of feature films available in the short- or long-term. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China was also delayed by the COVID-19 pandemic, and we are currently evaluating the timing of when we will be able to commence operations at the facility in light of current travel restrictions. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold investments; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

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

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the second quarter of 2020, management decided to draw down CDN$2.9 million, or approximately $2.1 million, under Strong/MDI’s credit facility, all of which was repaid prior to December 31, 2020. Furthermore, we have applied for and received wage subsidies, and are in the process of reviewing tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In addition, certain government benefits that we seek to access have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term, and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. In the event of a sustained market deterioration, and continued declines in net sales, including the impact of such events on the borrowing base under the Strong/MDI credit facility, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, the duration of the pandemic, including repeat or cyclical outbreaks, new and potentially more contagious variants, additional “waves” and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

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

In addition, we face competition for consumer attention from other forms of entertainment, including streaming services and other forms of entertainment that may impact the cinema industry. The other forms of entertainment may be more attractive to consumers than those utilizing our technologies, which could harm our business, prospects and operating results.

For these and other reasons, we must continue to enhance our technologies and our existing products and services and introduce new, high-quality technologies, products and services to meet the wide variety of competitive pressures that we face. If we are unable to compete successfully, our business, prospects and results of operations will be materially adversely impacted.

Our capital allocation strategy may not be successful, which could adversely impact our financial condition.

We intend to continue investing part of our cash balances in public and private companies and may engage in mergers, acquisitions and divestitures. We intend our investments in public companies to be made in circumstances where we believe that we will be able to exercise some degree of influence or control. We may also continue to invest in private companies or other areas, including acquisitions of businesses. Currently, our investments are highly concentrated in two public companies, FGF and GreenFirst, and one private company, Firefly. In some cases, funds controlled by our affiliate Fundamental Global Investors have, and may in the future, acquire positions in the same public companies as us. These types of investments are riskier than holding our cash balances as bank deposits or, for example, conservative investments such as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these investments. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our investments may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. Innovation is critical to our success. The introduction of new software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in part on our ability to enhance and improve our existing software platform and to identify new software partners, which would allow us to continually introduce or acquire new features that are in demand by the markets we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate, or timely and successfully develop or acquire, new offerings or features, or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations, which could have a material adverse impact on us.

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our solutions. Customers often undertake a prolonged product-evaluation process, which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our solution is often an enterprise-wide decision and may require us to provide even greater levels of education regarding the use and benefits of our solution and obtain support from multiple departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process that may need acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions. The long and unpredictable nature of our sales cycle could materially adversely impact our business and results of operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

Our top ten customers accounted for 54% of 2020 consolidated net revenues. Trade accounts receivable from these customers represented 53% of net consolidated receivables at December 31, 2020. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States accounted for 18% of consolidated sales in fiscal 2020. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies, including in the U.S. and China, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor, political and other disturbances, such as the impact of the coronavirus and other public health epidemics or pandemics. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, results of operations and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a portion of our foreign sales are denominated in foreign currencies and amounted to $2.3 million in 2020. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

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

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of COVID-19. The most recent global financial crisis caused by the coronavirus resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break- ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

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

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products, the most significant of which is Strong®. We rely on trademark laws to protect these intellectual property rights. We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others, intellectual property rights necessary to support new product introductions. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics, such as the ongoing COVID-19 pandemic, the impact of which is uncertain and which, if it persists for an extended period of time, could disrupt our global supply chain and result in significant expenses or delays outside of our control, unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. For example, the COVID-19 pandemic has impacted and could further impact our operations, customers and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In addition, temporary cinema closures in domestic and foreign markets and delays to movie release schedules may potentially negatively impact our customers’ operations and timing of orders. Further, adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of epidemics or pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

Entities affiliated with Fundamental Global Investors, whose interests may differ from the interests of our other stockholders, have significant influence over us.

The interests of Fundamental Global Investors may differ from the interests of our other stockholders. Fundamental Global Investors and its affiliates hold approximately 29.8% of our outstanding shares of common stock as of March 9, 2021. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, serves as our Chairman of our Board of Directors. As a result of its ownership position and Mr. Cerminara’s position with the Company, Fundamental Global Investors has the ability to exert significant influence over our policies and affairs, including the power to impact the election of our directors, appointment of our management and approval of any action requiring a stockholder vote, such as amendments to our certificate of incorporation, bylaws, significant stock issuances, mergers and asset sales. Fundamental Global Investors may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global Investors’ significant ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock.

The trading price of our common stock has been highly volatile in the past and could be subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the industries in which we operate and other factors, including the risk factors described in this section. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the stock of many companies generally, which fluctuations often are unrelated to operating performance. These market fluctuations may adversely affect the market price of our common stock, making it difficult for you to resell shares of common stock owned by you at times or prices you find attractive.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located at 4201 Congress Street, Suite 175, Charlotte, North Carolina, 28209, where we lease office space. The lease expires in June 2022. In addition, we and our subsidiaries owned or leased the following facilities as of the date hereof:

●

Strong/MDI, one of our subsidiaries that participates in our Strong Entertainment segment, owns an 84,500 square-foot manufacturing plant in Joliette, Quebec, Canada. The facility is used for offices, manufacturing, assembly and distribution of cinema and other screens. We believe this facility is well maintained and adequate for future needs.

●

We lease office space in Omaha, Nebraska, which is primarily used for offices supporting our Strong Entertainment operating segment, operating the Omaha NOC and corporate support services. The lease expires in November 2021. We also lease a warehouse in Omaha, Nebraska, which is primarily used for the storage and distribution of third-party products. The warehouse lease expires in May 2022.

●	We lease a 43,000 square-foot office facility in Alpharetta, Georgia under a lease expiring in June 2028. The facility is used for our Digital Ignition technology incubator and co-working facility.

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

Market Information and Holders

Our common stock is listed and traded on the NYSE American under the symbol “BTN.”

According to the records of our transfer agent, we had 116 stockholders of record of our common stock on March 9, 2021. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock and Warrant Issuances

On February 3, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) in connection with a public offering (the “Offering”) pursuant to which we agreed to issue and sell approximately 3.3 million shares of our common stock, at a public offering price of $2.30 per share. The Offering closed on February 8, 2021. The net proceeds from the Offering were approximately $6.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Pursuant to the Underwriting Agreement, we also issued warrants to purchase up to approximately 0.2 million shares of our common stock. The warrants are exercisable at any time, in whole or in part, from August 2, 2021 until February 3, 2026 at a price per share of $2.875. The warrants also provide for one “piggyback” registration right with respect to the registration of the shares of common stock underlying the warrants and customary anti-dilution provisions. The piggyback registration rights last 4.5 years from the initial exercise date of August 2, 2021.

Stock Repurchases

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding common stock pursuant to a plan adopted under Rule 10b5-1 of the Exchange Act. The program has no expiration date. There were no repurchases during the fourth quarter of 2020. As of December 31, 2020, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Dividend Policy

We intend to retain our earnings to assist in financing our business and making investments and do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board of Directors. Any determination by the Board of Directors as to the payment of dividends in the future will depend upon, among other things, business conditions, our financial condition and capital requirements, as well as any other factors deemed relevant by the Board. We have not paid cash dividends since we went public in 1995.

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

Overview

Our Strong Entertainment segment includes one of the largest manufacturers of premium projection screens and customized screen support systems, and we also distribute other products and provide technical support services to the cinema, amusement park and other markets. We are focused on improving the operating performance as the United States and other countries recover from COVID-19 related business disruptions. We plan to manage the Strong Entertainment business segment to grow market share and organic revenue and improve operating results, with the intent of expanding the ultimate valuation of the business. The Company may seek to sell a minority, majority or all of its existing businesses as part of its strategic plans. In addition, we may invest in other public or private companies or acquire other businesses, which may be within or outside of the Company’s existing markets.

In connection with the sale of our Strong Outdoor operating business to Firefly in August 2020, we entered into a Master Services Agreement (the “Master Services Agreement”). Pursuant to the Master Services Agreement, we agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens until no later than December 31, 2022 and transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. In addition, we use our facility in Alpharetta, Georgia for our Digital Ignition technology incubator and co-working facility. These business operations are included within “Other” when comparing our results of operations for 2020 to 2019.

Convergent Transaction in February 2021

As part of a transaction that closed on February 1, 2021, we divested our Convergent business segment. The Company’s Convergent business segment delivered digital signage solutions and related services to large multi-location organizations in the United States and Canada.

On February 1, 2021, we entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). The purchase price (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in our favor. Additionally, a portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent equity interests to approximately $23.2 million. We expect to record a gain of approximately $15.0 million during the first quarter of 2021 related to the sale of Convergent.

Firefly Transaction in August 2020

On August 3, 2020, Strong Digital Media, LLC (“SDM”) entered into an Asset Purchase Agreement with Firefly, pursuant to which SDM agreed to sell certain assets primarily related to its Strong Outdoor operating business to Firefly and continue to make available 300 digital taxi tops to Firefly. SDM retained certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day.

As a result of these divestitures, we have presented Convergent’s and Strong Outdoor’s operating results as discontinued operations for all periods presented. Note 3 contains additional information regarding these transactions.

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, some of which continue to be suspended; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, have terminated or deferred their non-essential capital expenditures. While some movie theaters and chains have begun to re-open, or announced plans to re-open in the near future, theater operators may continue to experience reduced revenues for an extended period due to, among other things, consumer concerns over safety and social distancing, depressed consumer sentiment due to adverse economic conditions, including job losses, capacity restrictions, and postponed release dates, shortened “release windows” between the release of motion pictures in theaters and an alternative delivery method, or the release of motion pictures directly to alternative delivery methods, bypassing the theater entirely, for certain movies, and continued COVID-19 outbreaks could cause these theaters to suspend operations again. The COVID-19 pandemic has also adversely affected film production and may adversely affect the pipeline of feature films available in the short- or long-term. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China was also delayed by the COVID-19 pandemic, and we are currently evaluating the timing of when we will be able to commence operations at the facility in light of current travel restrictions. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold investments; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

Results of Operations:

The following table sets forth our operating results for the periods indicated:

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$21,500	$37,275	$(15,775)	(42.3)%
Cost of revenues	16,091	24,820	(8,729)	(35.2)%
Gross profit	5,409	12,455	(7,046)	(56.6)%
Gross profit percentage	25.2%	33.4%
Selling and administrative expenses	12,035	15,101	(3,066)	(20.3)%
Loss on disposal of assets	(58)	(69)	11	(15.9)%
Loss from operations	(6,684)	(2,715)	(3,969)	146.2%
Other income (expense)	2,354	(1,787)	4,141	(231.7)%
Loss before income taxes and equity method investment loss	(4,330)	(4,502)	172	(3.8)%
Income tax expense	(1,258)	(2,148)	890	(41.4)%
Equity method investment loss	(2,677)	(2,011)	(666)	33.1%
Net loss from continuing operations	$(8,265)	$(8,661)	$396	(4.6)%

2020 Compared to 2019

Revenues

Net revenues during 2020 decreased 42.3% to $21.5 million from $37.3 million in 2019. The decrease in consolidated net revenue was primarily due to the impact of COVID-19 on our Strong Entertainment business.

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$20,629	$36,874	$(16,245)	(44.1)%
Other	871	401	470	117.2%
Total net revenues	$21,500	$37,275	$(15,775)	(42.3)%

Revenue from Strong Entertainment decreased 44.1% to $20.6 million in 2020 from $36.9 million in 2019. The decrease was primarily due to the impact of the COVID-19 pandemic, including the government-mandated temporary closure of our screen manufacturing facility in Quebec and lower revenues from equipment sales and field service projects. Revenue during 2019 was impacted by roof damage that caused the screen facility to temporarily halt operations for a portion of 2019.

The impact of COVID-19 on Strong Entertainment was particularly acute in the second quarter of 2020 when most entertainment venues across the world were forced to close in response to the pandemic. In the second half of 2020, Strong Entertainment’s revenues recovered as many cinemas and theme parks began reopening. However, revenues continued to be lower than historical levels as those entertainment venues which were able to open continued to operate at reduced capacity limits and with limited theatrical releases. The Company expects the pace of recovery of its Strong Entertainment revenue to be dependent upon the pace of vaccinations and other measures to control COVID-19 and the related pace at which restrictions are removed from major cities and at which studios begin to market and distribute their backlog of new releases to the market.

Gross Profit

Consolidated gross profit decreased 56.6% to $5.4 million in 2020 from $12.5 million in 2019. As a percentage of revenue, gross profit declined to 25.2% during 2020 compared to 33.4% for 2019.

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$4,646	$12,159	$(7,513)	(61.8)%
Other	763	296	467	157.8%
Total gross profit	$5,409	$12,455	$(7,046)	(56.6)%

Gross profit in the Strong Entertainment segment was $4.6 million or 22.5% of revenues in 2020 compared to $12.2 million or 33.0% of revenues in 2019. The decrease in gross profit dollars was primarily attributable to the decline in screen, equipment and field service revenues related to COVID-19 and changes in product mix. The impact of significantly lower revenues was somewhat mitigated by actions taken to control costs, including the furlough of production employees and technicians, management salary reductions, payroll subsidies received from the Canadian government and other similar actions taken to manage costs.

Operating Loss

Consolidated operating loss was $6.7 million in 2020 compared to $2.7 million during 2019.

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2	$6,665	$(6,663)	(100.0)%
Other	(86)	(788)	702	(89.1)%
Total segment operating (loss) income	(84)	5,877	(5,961)	(101.4)%
Unallocated administrative expenses	(6,575)	(8,592)	2,017	(23.5)%
Unallocated loss on disposal of assets	(25)	-	(25)	N/A
Total operating loss	$(6,684)	$(2,715)	$(3,969)	146.2%

Strong Entertainment was breakeven on an operating income basis during 2020 compared to operating income of $6.7 million during 2019. The decrease in operating income was primarily due to the decline in revenues due to COVID-19 as discussed above, partially offset by actions taken to reduce compensation related expenses, including furloughs, headcount reductions, temporary salary cuts and wage subsidies, as well as lower travel and entertainment expenses. In addition, since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, we recorded $0.6 million of bad debt expense during 2020 as a result of the increased uncertainty related to collection of trade accounts receivable.

Unallocated administrative expenses decreased to $6.6 million during 2020 compared to $8.6 million during 2019. The decrease was driven primarily by actions taken to reduce compensation expense, board fees, travel, information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income of $2.4 million during the year ended December 31, 2020 primarily consisted of a $3.1 million gain on our property and casualty and business interruption claims for the weather-related incident at our production facility in Quebec, partially offset by $0.5 million of interest expense and $0.3 million of foreign currency transaction adjustments. For the year ended December 31, 2019, total other expense of $1.8 million primarily consisted of a $2.9 million fair value adjustment to notes receivable, $0.3 million of foreign currency transaction adjustments and $0.3 million of interest expense, partially offset by a $1.2 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec.

Income tax expense was approximately $1.3 million during 2020 compared to $2.1 million during 2019. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded equity method investment loss of $2.7 million during 2020, consisting of $2.5 million from FGF and $0.2 million from GreenFirst. The year ended December 31, 2019 included equity method investment loss of $2.0 million, which consisted of $1.2 million from FGF and $0.8 million from GreenFirst. Although we recorded equity investment losses from FGF and GreenFirst during 2020, the market value of these investments, as estimated using their closing stock prices, was $12.8 million as of December 31, 2020 compared to a carrying value of $7.1 million.

As a result of the items outlined above, we generated a net loss from continuing operations of $8.3 million, or $0.56 per basic and diluted share, during 2020, compared to a net loss from continuing operations of $8.7 million, or $0.60 per basic and diluted share, during 2019.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, investments, and other general corporate activities. Our capital expenditures during 2019 and 2020 included costs incurred in the construction of the Strong Entertainment production facility in Quebec that sustained damage as a result of inclement weather.

We ended 2020 with total cash and cash equivalents and restricted cash of $4.8 million compared to $5.3 million as of December 31, 2019. Of the $4.8 million as of December 31, 2020, $2.5 million was held by our Canadian subsidiary, Strong/MDI, and $0.4 million was restricted. Strong/MDI also makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of December 31, 2020, the parent company had outstanding intercompany loans from Strong/MDI of approximately $34.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay Canadian withholding taxes, which have been fully accrued as of December 31, 2020.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and to manage working capital. We also implemented targeted furloughs, headcount reductions and temporary salary cuts for our executive officers and certain other employees, and our board of directors waived its cash compensation for 2020 in order to reduce expenses. We were able to access liquidity during the second quarter of 2020 by drawing down on Strong/MDI’s revolving credit facility, all of which was repaid prior to December 31, 2020.

In February 2021, we entered into two transactions which further strengthened the Company’s balance sheet, increasing the Company’s cash position and reducing the Company’s debt and lease obligation.

On February 1, 2021, we entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). The purchase price (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in our favor. A portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million.

On February 3, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) in connection with a public offering (the “Offering”) pursuant to which we agreed to issue and sell approximately 3.3 million shares of our common stock, at a public offering price of $2.30 per share. The Offering closed on February 8, 2021. The net proceeds from the Offering were approximately $6.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On March 2, 2021, we received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleges the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”) pursuant to which our subsidiaries lease certain digital taxi top advertising signs.

We have made all required payments to Huntington during the term of the Lease Agreement and expect to continue to make monthly payments on a timely basis. The Default Notice does not allege that we have failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleges that we violated certain technical covenants in the Lease Agreement. Huntington has demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice.

We dispute Huntington’s assertion that an event of default has occurred under the Lease Agreement and believe that many of the assertions made in the Default Notice are false and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, we provided a written response to Huntington detailing our position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, asserting our good faith belief that we have abided by the terms, conditions and covenants of the Lease Agreement.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 12 to the consolidated financial statements for a description of our debt as of December 31, 2020.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $1.1 million during 2020. Operating losses at Strong Entertainment and cash outflows for selling and administrative expenses were partially offset by changes in working capital. Net cash used in operating activities from continuing operations was $2.8 million in 2019. Cash flows generated by Strong Entertainment and improvements in working capital were offset by the cash outflows for selling and administrative expenses.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $4.5 million during 2020, which consisted of a $4.0 million investment in Firefly and capital expenditures of $0.5 million. Net cash used in investing activities from continuing operations was $1.8 million in 2019, consisting entirely of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities from continuing operations was $1.2 million during 2020, consisting of $0.7 million of net principal payments on debt and capital lease obligations and $0.4 million of deferred stock issuance costs. Net cash used in financing activities from continuing operations was $0.8 million during 2019, primarily consisting of $0.4 million of principal payments on debt and capital lease obligations.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, we disclose information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes discontinued operations, share-based compensation, impairment charges, equity method income (loss), fair value adjustments, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries and other cash and non-cash charges and gains.

EBITDA and Adjusted EBITDA are not measures of performance defined in accordance with GAAP. However, Adjusted EBITDA is used internally in planning and evaluating our operating performance. Accordingly, management believes that disclosure of these metrics offers investors, bankers and other stakeholders an additional view of our operations that, when coupled with the GAAP results, provides a more complete understanding of our financial results.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (loss) or to net cash from operating activities as measures of operating results or liquidity. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance.

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

The following table sets forth reconciliations of net income (loss) under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Years Ended December 31,
	2020				2019

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$1,319	$(9,584)	$7,918	$(347)	$2,387	$(11,048)	$(1,442)	$(10,103)
Net income (loss) from discontinued operations	-	-	(7,918)	(7,918)	-	-	1,442	1,442
Net income (loss) from continuing operations	1,319	(9,584)	-	(8,265)	2,387	(11,048)	-	(8,661)
Interest expense, net	112	350	-	462	140	205	-	345
Income tax expense	1,075	183	-	1,258	2,148	-	-	2,148
Depreciation and amortization	870	181	-	1,051	896	213	-	1,109
EBITDA	3,376	(8,870)	-	(5,494)	5,571	(10,630)	-	(5,059)
Stock-based compensation expense	-	1,136	-	1,136	-	1,120	-	1,120
Fair value adjustment to notes receivable	-	-	-	-	2,857	-	-	2,857
Equity method investment loss	226	2,451	-	2,677	779	1,232	-	2,011
Loss on disposal of assets and impairment charges	33	25	-	58	69	-	-	69
Foreign currency transaction loss	292	-	-	292	288	-	-	288
Gain on property and casualty insurance recoveries	(3,107)	-	-	(3,107)	(1,235)	-	-	(1,235)
Severance and other	78	7	-	85	-	8	-	8
Adjusted EBITDA	$898	$(5,251)	$-	$(4,353)	$8,329	$(8,270)	$-	$59

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for 54% of 2020 consolidated net revenues. Trade accounts receivable from these customers represented 53% of net consolidated receivables at December 31, 2020. None of our customers accounted for more than 10% of both our consolidated net revenues during 2020 and our net consolidated receivables as of December 31, 2020. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ballantyne Strong, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis-of-Matters

As summarized in Note 3 to the consolidated financial statements, the Company disposed of its Strong Outdoor operating business in August 2020 and its Convergent operating business in February 2021. As a result of these dispositions, Strong Outdoor and Convergent have been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements. Also, in February 2021, the Company issued approximately 3.3 million shares of its common stock in exchange for net cash proceeds of approximately $6.7 million. Our opinion is not modified with respect to these matters.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company may enter into certain contracts to sell their products and services that contain non-standard terms and conditions and multiple performance obligations. For such contracts, significant interpretation may be required to determine the appropriate accounting, including the identification of all performance obligations, determination of when performance obligations are distinct and when they should be combined, allocation of the transaction price among performance obligations in the arrangement, the timing of the transfer of control of promised goods or services, and agent versus principal considerations.

Our assessment of management’s evaluation of the appropriate accounting for revenue recognition is significant to our audit because the revenue amounts are material to the financial statements, management’s assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We evaluated management’s significant accounting policies related to revenue from contracts with customers for reasonableness and compliance with U.S. generally accepted accounting principles.
●	We tested management’s identification of performance obligations and its assessment of whether or not the performance obligations are distinct.
●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services and the allocation of the transaction price among the identified performance obligations.
●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
●	We selected a sample of revenue transactions for each of the Company’s significant revenue streams and obtained the related customer agreements and performed the following procedures:

o	Obtained and read source documents for each selection, including master agreements, customer purchase orders, and other documents that were part of the agreement.
o	Tested management’s identification and treatment of the key contract terms.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We evaluated management’s analysis of whether the Company is a principal (gross reporting of revenues) or an agent (net reporting of revenues) in its revenue transactions.

Assessment of Other-Than-Temporary Impairment on Investments

Critical Audit Matter Description

As of December 31, 2020, the Company’s investments comprise $20.2 million, or 36.3%, of consolidated total assets. The Company’s investments are comprised of shares of one U.S.-based public company, one Canadian-based public company, and one privately-held company. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. The Company may lose all or part of its investments relating to such companies if their value decreases as a result of their financial performance or for any other reason.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. For investments in public companies that are actively-traded, fair value would generally be determined based on the security’s closing trading price. However, determining fair value for investments in thinly-traded public companies and privately-held entities could require using a valuation model or other financial metrics, either of which would require significant judgment and estimates. Auditing the fair value of the Company’s investments is complex and involved a high degree of auditor subjectivity and judgment, particularly for investments with estimates resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions and other data for the same or similar investments.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following procedures, among others, to test the Company’s valuation of year-end investment balances:

●	We evaluated the valuation techniques used by the Company and considered the consistency in application of the valuation techniques to each investment.
●	For investments in actively-traded public companies, we observed and verified the accuracy of the related security’s trading prices used by the Company in its impairment analysis; we also read the most recently available financial statements and considered the overall financial performance and results of the entity to determine if there are any indicators of other-than-temporary impairment.
●	For investments in thinly-traded public companies and privately-held entities, we evaluated the reasonableness of the significant unobservable inputs by comparing the inputs used by the Company to third-party sources, such as recent trades and stock sales, market indexes or other market data and evaluated the consistency of expected cash flows with historical operating results.
●	We reviewed the financial statements of each investee and estimated a liquidation value and liquidation value per share and compared such amounts to underlying closing trading prices, recent sales transactions, and other valuation data.
●	We considered other information obtained during the audit that corroborated or contradicted the Company’s inputs or fair value measurements.
●	We also reviewed subsequent events and transactions that may impact the overall estimated fair value of the investments and considered whether they corroborated or contradicted the Company’s year-end valuations.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

March 10, 2021

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$4,435	$4,951
Restricted cash	352	351
Accounts receivable, net	5,558	9,158
Inventories, net	2,264	2,325
Current assets of discontinued operations	3,748	4,869
Other current assets	1,452	1,369
Total current assets	17,809	23,023
Property, plant and equipment, net	5,524	5,912
Operating lease right-of-use assets	4,304	5,370
Finance lease right-of-use assets	4	7
Investments	20,167	13,311
Intangible assets, net	353	591
Goodwill	938	919
Long-term assets of discontinued operations	6,372	8,452
Other assets	28	48
Total assets	$55,499	$57,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,717	$2,509
Accrued expenses	2,182	3,748
Short-term debt	3,299	3,080
Current portion of operating lease obligations	619	723
Current portion of finance lease obligations	1,015	892
Deferred revenue and customer deposits	2,404	898
Current liabilities of discontinued operations	3,901	5,455
Total current liabilities	16,137	17,305
Operating lease obligations, net of current portion	3,817	4,530
Finance lease obligations, net of current portion	1,091	2,106
Deferred income taxes	3,099	2,649
Long-term liabilities of discontinued operations	4,066	5,180
Other long-term liabilities	223	154
Total liabilities	28,433	31,924
Commitments, contingencies and concentrations (Note 16)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 17,596 and 17,410 shares at December 31, 2020 and December 31, 2019, respectively; outstanding 14,802 and 14,616 shares at December 31, 2020 and December 31, 2019, respectively	176	174
Additional paid-in capital	43,713	42,589
Retained earnings	5,654	6,001
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(3,891)	(4,469)
Total stockholders' equity	27,066	25,709
Total liabilities and stockholders' equity	$55,499	$57,633

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Net product sales	$15,987	$26,448
Net service revenues	5,513	10,827
Total net revenues	21,500	37,275
Cost of products sold	10,980	16,265
Cost of services	5,111	8,555
Total cost of revenues	16,091	24,820
Gross profit	5,409	12,455
Selling and administrative expenses:
Selling	1,656	2,081
Administrative	10,379	13,020
Total selling and administrative expenses	12,035	15,101
Loss on disposal of assets	(58)	(69)
Loss from operations	(6,684)	(2,715)
Other income (expense):
Interest income	-	3
Interest expense	(462)	(348)
Fair value adjustment to notes receivable	-	(2,857)
Foreign currency transaction loss	(292)	(288)
Other income, net	3,108	1,703
Total other income (expense)	2,354	(1,787)
Loss from continuing operations before income taxes and equity method investment loss	(4,330)	(4,502)
Income tax expense	(1,258)	(2,148)
Equity method investment loss	(2,677)	(2,011)
Net loss from continuing operations	(8,265)	(8,661)
Net income (loss) from discontinued operations (Note 3)	7,918	(1,442)
Net loss	$(347)	$(10,103)

Basic and diluted net income (loss) per share
Continuing operations	$(0.56)	$(0.60)
Discontinued operations	0.54	(0.10)
Basic and diluted net loss per share	$(0.02)	$(0.70)

Weighted-average shares used in computing net income (loss) per share:
Basic	14,722	14,488
Diluted	14,722	14,488

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2020	2019
Net loss	$(347)	$(10,103)
Adjustment to postretirement benefit obligation:
Prior service credit	(24)	(24)
Net actuarial gain (loss)	7	(12)
Total adjustment to postretirement benefit obligation	(17)	(36)
Unrealized (loss) gain on available-for-sale securities of equity method investments, net of tax	(75)	391
Currency translation adjustment:
Unrealized net change arising during period	670	554
Total other comprehensive income	578	909
Comprehensive income (loss)	$231	$(9,194)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

($ and shares in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	17,237	$172	$41,471	$13,319	$(18,586)	$(5,378)	$30,998
Net loss	-	-	-	(10,103)	-	-	(10,103)
Net other comprehensive income	-	-	-	-	-	909	909
Cumulative effect of adoption of ASC 842	-	-	-	2,785	-	-	2,785
Vesting of restricted stock	173	2	(2)	-	-	-	-
Stock-based compensation expense	-	-	1,120	-	-	-	1,120
Balance at December 31, 2019	17,410	174	42,589	6,001	(18,586)	(4,469)	25,709
Net loss	-	-	-	(347)	-	-	(347)
Net other comprehensive income	-	-	-	-	-	578	578
Vesting of restricted stock	186	2	(12)	-	-	-	(10)
Stock-based compensation expense	-	-	1,136	-	-	-	1,136
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(8,265)	$(8,661)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Provision for (recovery of) doubtful accounts	592	(153)
Provision for obsolete inventory	151	(440)
Benefit for warranty	(26)	(73)
Depreciation and amortization	1,051	1,109
Amortization and accretion of operating leases	921	947
Fair value adjustment to notes receivable	-	2,857
Equity method investment loss	2,677	2,011
Loss on disposal of assets	58	69
Gain on business interruption claim settlement	(808)	-
Deferred income taxes	374	(52)
Stock-based compensation expense	1,136	1,120
Changes in operating assets and liabilities:
Accounts receivable	1,465	(58)
Inventories	26	726
Current income taxes	201	258
Other assets	155	(78)
Accounts payable and accrued expenses	103	297
Deferred revenue and customer deposits	(14)	(986)
Operating lease obligations	(933)	(1,653)
Net cash used in operating activities from continuing operations	(1,136)	(2,760)
Net cash provided by operating activities from discontinued operations	8,004	4,959
Net cash provided by operating activities	6,868	2,199

(Continued on following page)

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries Consolidated

Statements of Cash Flows – (Continued)

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from investing activities:
Investment in Firefly Systems, Inc. (Note 7)	$(4,000)	$-
Capital expenditures	(545)	(1,770)
Net cash used in investing activities from continuing operations	(4,545)	(1,770)
Net cash used in investing activities from discontinued operations	(333)	(576)
Net cash used in investing activities	(4,878)	(2,346)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	668	-
Principal payments on short-term debt	(512)	(427)
Proceeds from borrowing under credit facility	5,158	-
Repayments of borrowings under credit facility	(5,158)	-
Proceeds from Paycheck Protection Program Loan	3,174	-
Repayment of Paycheck Protection Program Loan	(3,174)	-
Deferred stock issuance costs	(443)	-
Payments of withholding taxes related to net share settlement of equity awards	(10)	-
Payments on capital lease obligations	(896)	(339)
Net cash used in financing activities from continuing operations	(1,193)	(766)
Net cash used in financing activities from discontinued operations	(1,421)	(1,099)
Net cash used in financing activities	(2,614)	(1,865)

Effect of exchange rate changes on cash and cash equivalents	109	266
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(6,743)	(5,023)
Net increase in cash and cash equivalents and restricted cash from discontinued operations	6,228	3,277
Net decrease in cash and cash equivalents and restricted cash	(515)	(1,746)
Cash and cash equivalents and restricted cash at beginning of year	5,302	7,048
Cash and cash equivalents and restricted cash at end of year	$4,787	$5,302

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,435	$4,951
Restricted cash	352	351
Total cash and cash equivalents and restricted cash	$4,787	$5,302

Supplemental disclosure of cash paid for:
Interest	$462	$325
Income taxes	$908	$2,227

Supplemental disclosure of non-cash investing and financing activities:
Investment in Firefly Systems, Inc. (Note 3)	$5,284	$3,614

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Business Description and Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne Strong,” or the “Company”), a Delaware corporation, is a holding company with business operations in the entertainment industry and investments in public and privately held companies. The Company conducts its operations primarily through its Strong Entertainment operating segment. In addition, the Company holds minority investment positions in one privately held company and two publicly traded companies.

In August 2020, the Company completed the sale of its Strong Outdoor business segment. As a result of the divestiture, the Company has presented Strong Outdoor’s operating results as a discontinued operation for all periods presented. In addition, on February 1, 2021 the Company completed the sale of its Convergent business segment. As a result of meeting the held for sale criteria as of December 31, 2020, the Company has presented Convergent’s financial position and operating results as a discontinued operation for all periods presented. See Note 3 for additional details.

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

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine whether they are distinct, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company invoices clients, or receives cash, in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2020 or December 31, 2019.

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

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to its customers. These contracts are generally 12 months in length. Revenue related to service contracts is recognized ratably over the term of the agreement.

In addition to selling service contracts, the Company also performs discrete time and materials-based maintenance and repair work for its customers. Revenue related to time and materials-based maintenance and repair work is recognized at the point in time when the performance obligation has been fully satisfied.

Installation services

The Company performs installation services for its customers and recognizes revenue upon completion of the installations.

Extended warranty sales

The Company sells extended warranties to its customers. When the Company is the primary obligor, revenue is recognized on a gross basis ratably over the term of the extended warranty. In third party extended warranty sales, the Company is not the primary obligor, and revenue is recognized on a net basis at the time of the sale.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of December 31, 2020, $2.5 million of the $4.4 million in cash and cash equivalents was held by our foreign subsidiary.

Restricted Cash

Restricted cash represents amounts held in a collateral account for the Company’s corporate travel and purchasing credit card program.

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment income (loss)” in our condensed consolidated statements of operations. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. Investments in unconsolidated entities in which the Company is not able to exercise significant influence (“Cost Method Investments”) are accounted for at the Company’s initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees as of December 31, 2020 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not other than temporarily impaired. The carrying value of our equity method and cost method investments is reported as “investments” on the consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method and cost method investments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Since many of Strong Entertainment’s customers have been negatively impacted by COVID-19, the Company recorded $0.6 million of bad debt expense during 2020 as a result of the increased uncertainty related to collection of trade accounts receivable from these customers. The accounts receivable balances on the consolidated balance sheets are net of an allowance for doubtful accounts of $1.0 million and $0.3 million as of December 31, 2020 and 2019, respectively.

Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

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

Goodwill was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed for the year ended December 31, 2020 and it was determined that no events had occurred since the acquisition that would indicate an impairment was more likely than not.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to

$0.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively, and are included within administrative expenses on the consolidated statements of operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $50 thousand and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and are included within selling expenses on the consolidated statements of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2020 and 2019.

Fair values measured on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,435	$-	$-	$4,435
Restricted cash	352	-	-	352
Notes receivable	-	-	-	-
Total	$4,787	$-	$-	$4,787

Fair values measured on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,951	$-	$-	$4,951
Restricted cash	351	-	-	351
Notes receivable	-	-	-	-
Total	$5,302	$-	$-	$5,302

The Company’s short-term debt is recorded at historical cost. The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the fair value of the Company’s equity method investments was $12.8 million at December 31, 2020 (see Note 7).

All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).

Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested restricted stock units. However, because the Company reported losses from continuing operations in both years presented, there were no differences between weighted-average shares used to compute basic and diluted loss per share for either of the years ended December 31, 2020 and 2019.

Options to purchase 884,500 and 787,000 shares of common stock were outstanding as of December 31, 2020 and 2019, respectively, but were not included in the computation of diluted loss per share as the exercise price of such options was greater than the average market price of the common shares for the respective periods. An additional 73,868 and 137,578 common stock equivalents related to options and restricted stock units were excluded for the years ended December 31, 2020 and 2019, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

Stock Compensation Plans

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory in

2020 and 2019.

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

Foreign Currency Translation

For the Company’s foreign subsidiary, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of the foreign subsidiary are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of the Company’s foreign subsidiary are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive loss within the consolidated statements of comprehensive income (loss). Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as incurred. If the Company disposes of its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income would be recognized as part of the gain or loss on disposition.

Warranty Reserves

In most instances, digital products are covered by the manufacturing firm’s warranty; however, for certain customers, the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the years ended December 31 (in thousands):

	2020	2019
Warranty accrual at beginning of year	$169	$350
Charged to expense	(26)	(73)
Claims paid, net of recoveries	(64)	(121)
Foreign currency adjustment	-	13
Warranty accrual at end of year	$79	$169

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The effective date of the standard will be for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in the standard are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. The Company early adopted the ASU, effective as of the year ended December 31, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of the new standard to have a material impact on its condensed consolidated financial statements and related disclosures.

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. As a result of the COVID-19 pandemic, the Company received certain lease concessions in the form of rent deferrals during 2020. The Company chose to implement the policy election provided by the FASB to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of December 31, 2020, the Company had outstanding deferred rent of $0.1 million, the majority of which will be paid over the remaining term of the leases.

3. Discontinued Operations

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	December 31, 2020			December 31, 2019
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Accounts receivable, net	$3,065	$-	$3,065	$3,740	$-	$3,740
Inventories, net	312	-	312	554	-	554
Other current assets	371	-	371	255	320	575
Total current assets of discontinued operations	3,748	-	3,748	4,549	320	4,869
Property, plant and equipment, net	3,172	-	3,172	4,157	491	4,648
Intangible assets, net	753	-	753	923	20	943
Operating lease right-of-use assets	212	-	212	211	-	211
Finance lease right-of-use assets	2,235	-	2,235	2,556	-	2,556
Other long-term assets	-	-	-	-	94	94
Total long-term assets of discontinued operations	6,372	-	6,372	7,847	605	8,452
Total assets of discontinued operations	$10,120	$-	$10,120	$12,396	$925	$13,321

Accounts payable	$449	$-	$449	$461	$304	$765
Accrued expenses	812	-	812	668	-	668
Current portion of long-term debt	1,075	-	1,075	998	-	998
Current portion of operating lease obligation	108	-	108	123	125	248
Current portion of finance lease obligation	859	-	859	693	-	693
Deferred revenue and customer deposits	598	-	598	1,808	275	2,083
Total current liabilities of discontinued operations	3,901	-	3,901	4,751	704	5,455
Long-term debt, net of current portion	2,340	-	2,340	3,019	-	3,019
Operating lease obligation, net of current portion	107	-	107	133	147	280
Finance lease obligation, net of current portion	1,530	-	1,530	1,881	-	1,881
Other long-term liabilities	89	-	89	-	-	-
Total long-term liabilities of discontinued operations	4,066	-	4,066	5,033	147	5,180
Total liabilities of discontinued operations	$7,967	$-	$7,967	$9,784	$851	$10,635

The major line items constituting the net income (loss) from discontinued operations are as follows (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Net revenues	$18,330	$1,587	$19,917	$20,028	$5,247	$25,275
Cost of revenues	9,927	1,488	11,415	13,356	5,901	19,257
Gross profit	8,403	99	8,502	6,672	(654)	6,018
Selling and administrative expenses	4,206	1,661	5,867	4,605	2,660	7,265
Loss on disposal of assets	(33)	(64)	(97)	(1)	(38)	(39)
Income (loss) from operations	4,164	(1,626)	2,538	2,066	(3,352)	(1,286)
Other (expense) income	(584)	698	114	(451)	429	(22)
Income (loss) from discontinued operations	3,580	(928)	2,652	1,615	(2,923)	(1,308)
Gain on Firefly transaction	-	5,264	5,264	-	-	-
Income tax benefit (expense)	2	-	2	(134)	-	(134)
Total net income (loss) from discontinued operations	$3,582	$4,336	$7,918	$1,481	$(2,923)	$(1,442)

Convergent

As part of a transaction that closed in February 2021, the Company divested its Convergent business segment. The Company’s Convergent business segment delivered digital signage solutions and related services to large multi-location organizations in the United States and Canada.

On February 1, 2021, the Company entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). The purchase price (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in favor of the Company. Additionally, a portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million. The Company expects to record a gain of approximately $15.0 million during the first quarter of 2021 related to the sale of Convergent.

Strong Outdoor

As part of transactions in May 2019 and August 2020, the Company divested its Strong Outdoor business segment. The Company’s Strong Outdoor business segment provided outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City.

On May 21, 2019, Strong Digital Medica, LLC (“SDM”) entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM agreed to make available to Firefly 300 digital taxi tops and the parties agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. The Company is a party to the Unit Purchase Agreement and agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into these agreements, the Company received $4.8 million of Firefly’s Series A-2 preferred shares (the “Firefly Series A-2 Shares”). The Firefly Series A-2 Shares, including those subsequently issued pursuant to an earn-out provision, were subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Commercial Agreement and the Unit Purchase Agreement. As part of the Asset Purchase Agreement (as defined and described below), Firefly no longer has an option to repurchase any of the Firefly Series A-2 Shares held by SDM.

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time as the lease expires. In addition, of the $4.8 million worth of Firefly Series A-2 Shares received, $1.2 million worth of such shares were eligible for repurchase by Firefly if the Company did not exercise the purchase option contained within the master lease agreement. Accordingly, the Company had deferred recognizing an investment related to these Firefly Series A-2 Shares eligible for repurchase until such time it was reasonably certain the Company would exercise the purchase option. The transaction, in effect, transferred control of the underlying asset to Firefly. As additional consideration for the right to use the digital taxi tops, Firefly agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly made on its behalf were considered variable payments and were not included in the calculation of the selling profit. Therefore, the Company recorded the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments were based occurred. As part of the Asset Purchase Agreement (as defined and described below) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. As a result, the Company recognized an additional $1.2 million investment during the year ended December 31, 2020 related to the Firefly Series A-2 Shares that were previously eligible for repurchase by Firefly.

The Unit Purchase Agreement contained an earnout provision pursuant to which SDM obtained additional Firefly Series A-2 Shares. The earnout period was from May 22, 2019 through June 30, 2020. SDM was eligible to earn additional Firefly Series A-2 Shares equivalent to the cash collections under certain digital top contracts that were in place at the closing of the transaction. The Company received the shares earned pursuant to the earnout provision on August 3, 2020. In connection with the additional Firefly Series A-2 Shares that were received pursuant to the earnout, the Company recorded an additional $0.7 million gain on the Firefly transaction during the year ended December 31, 2020.

On August 3, 2020, SDM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Firefly, pursuant to which SDM agreed to sell certain assets primarily related to its Strong Outdoor operating business to Firefly and continue to make available 300 digital taxi tops to Firefly. SDM retained certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day.

As consideration for entering into the Asset Purchase Agreement, SDM received approximately $0.6 million in cash consideration and approximately $3.2 million of Firefly Series A-3 preferred shares (the “Firefly Series A-3 Shares”). In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, (i) SDM received approximately $1.1 million worth of Firefly’s Series A-2 Shares, which constituted the remaining shares to be issued pursuant to the Unit Purchase Agreement, (ii) Firefly no longer has an option to repurchase any of the Series A-2 Shares held by SDM, (iii) accounts payable to Firefly were cancelled and forgiven, and (iv) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. The Company recorded a gain of approximately $5.3 million during the third quarter of 2020 as a result of the transaction. As of December 31, 2020, SDM held approximately $5.7 million worth of Firefly Series A-2 Shares, which included the shares issued to SDM as part of the May 2019 transaction and $7.4 million worth of Firefly Series A-3 Shares.

As contemplated by the Asset Purchase Agreement, Firefly Series A-2 Shares are held by SDM, and the previously issued Firefly Series A-2 Shares held by Fundamental Global Venture Partners, LP (“FGVP”), an investment fund that was managed by Fundamental Global Investors, LLC in which SDM was the sole limited partner, were transferred to SDM. The Asset Purchase Agreement includes customary representations and warranties. SDM agreed to indemnify Firefly for excluded liabilities related to the transferred business.

The Company entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly, pursuant to which the Company agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens until no later than December 31, 2022 and transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. As consideration for entering into the Master Services Agreement, the Company received $2.0 million in cash consideration.

The components of the gain on the sale of the Strong Outdoor business to Firefly during the year ended December 31, 2020 are as follows (in thousands):

Firefly Series A-3 preferred shares received	$3,200
Cash received	571
Removal of Firefly’s share repurchase option related to digital top lease	1,171
Forgiven accounts payable to Firefly	739
Book value of liabilities transferred to Firefly	191
Book value of assets transferred to Firefly	(608)
Net gain from sale of discontinued operations	$5,264

4. Revenue

The following tables disaggregate the Company’s revenue by major source for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$8,929	$-	$8,929	$15,357	$-	$15,357
Digital equipment sales	5,174	-	5,174	8,523	-	8,523
Extended warranty sales	466	-	466	746	-	746
Other product sales	1,418	-	1,418	1,822	-	1,822
Total product sales	15,987	-	15,987	26,448	-	26,448
Field maintenance and monitoring services	3,763	-	3,763	8,061	-	8,061
Installation services	728	-	728	2,120	-	2,120
Other service revenues	151	871	1,022	245	401	646
Total service revenues	4,642	871	5,513	10,426	401	10,827
Total	$20,629	$871	$21,500	$36,874	$401	$37,275

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$17,214	$-	$17,214	$30,630	$-	$30,630
Over time	3,415	871	4,286	6,244	401	6,645
Total	$20,629	$871	$21,500	$36,874	$401	$37,275

At December 31, 2020, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $2.2 million. The Company expects to recognize $1.5 million of unearned revenue amounts during 2021 and $0.7 million during 2022. The amount expected to be recorded during 2021 includes $0.5 million related to long-term projects that the Company’s uses the percentage-of-completion method to recognize revenue.

5. Inventories

	December 31, 2020	December 31, 2019
Raw materials and components	$1,584	$1,584
Work in process	141	210
Finished goods	539	531
	$2,264	$2,325

The inventory balances are net of reserves of approximately $0.4 million as of both December 31, 2020 and 2019. The inventory reserves primarily related to the Company’s finished goods inventory.

6. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$51	$50
Buildings and improvements	6,824	6,696
Machinery and other equipment	4,635	4,136
Office furniture and fixtures	946	1,980
Construction in progress	154	429
Total properties, cost	12,610	13,291
Less: accumulated depreciation	(7,086)	(7,379)
Net property, plant and equipment	$5,524	$5,912

Depreciation expense approximated $0.8 million for each of the years ended December 31, 2020 and 2019.

7. Investments

The following summarizes our investments (dollars in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
FG Financial Group, Inc.	$4,370	20.9%	$6,897	17.2%
GreenFirst Forest Products Inc.	2,697	29.6%	2,800	32.3%
Total Equity Method Investments	7,067		9,697

Cost Method Investment
Firefly Systems, Inc.	13,100		3,614
Total Investments	$20,167		$13,311

Equity Method Investments

The following summarizes the loss of equity method investees reflected in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Entity
FG Financial Group, Inc.	$(2,451)	$(1,232)
GreenFirst Forest Products Inc.	(226)	(779)
Total	$(2,677)	$(2,011)

FG Financial Group, Inc. (“FGF”) (formerly 1347 Property Insurance Holdings, Inc.) is implementing business plans to operate as a diversified insurance, reinsurance and investment management holding company. In September 2020, FGF entered into an agreement pursuant to which FGF purchased 1.1 million shares of its outstanding common stock from an existing shareholder. The purchase of the 1.1 million shares decreased the number of outstanding shares of FGF and increased the Company’s ownership interest to approximately 21%. The Company’s Chairman and former Chief Executive Officer is the chairman of the board of directors of FGF, and the Company’s former Co-Chairman is co-chairman of the board of directors of FGF. As of December 31, 2020, these two individuals were affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The equity method investment loss from FGF during the year ended December 31, 2020 was primarily the result of FGF’s non-cash losses associated with the change in fair value of its investment in the common stock of FedNat Holding Company (Nasdaq: FNHC). The Company did not receive dividends from FGF during the years ended December 31, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in FGF was $4.4 million at December 31, 2020.

GreenFirst Forest Products Inc. (“GreenFirst”) (formerly Itasca Capital Ltd.) is a publicly-traded Canadian company that has recently completed an investment in a sawmill and related assets. In October 2020, GreenFirst completed a private placement financing pursuant to which GreenFirst issued 2.0 million shares of its common stock. The issuance of the 2.0 million shares decreased the Company’s ownership interest to approximately 30%. The Company’s Chairman and former Chief Executive Officer is chairman of the board of directors of GreenFirst, and the Company’s former Co-Chairman is also a member of the board of directors of GreenFirst. These board seats, combined with the Company’s 29.6% ownership of GreenFirst, provide the Company with significant influence over GreenFirst, but not a controlling interest. The Company did not receive dividends from GreenFirst during the years ended December 31, 2020 or 2019. Based on quoted market prices, the market value of the Company’s ownership in GreenFirst was $8.4 million at December 31, 2020.

As of December 31, 2020, the Company’s retained earnings included an accumulated deficit from its equity method investees of $4.0 million.

The summarized financial information presented below reflects the aggregated financial information of FGF and GreenFirst as of and for the twelve months ended September 30 of each year, consistent with the Company’s policy to recognize the results of its equity method investments on a one quarter lag. The summarized financial information is presented only for the periods when the Company owned its investment. Because FGF does not present a classified balance sheet, major components of its assets and liabilities are presented instead of current and noncurrent assets and liabilities. Dollar amounts presented below are in thousands.

For the twelve months ended September 30,	2020	2019

Revenue (1)	$(12,573)	$1,609
Operating loss	$(18,012)	$(1,074)
Net loss	$(12,873)	$(9,568)
(1) FGF records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

As of September 30,	2020	2019
Cash and cash equivalents - FGF	$15,233	$1,803
Equity and limited liability investments - FGF	18,387	3,994
Other assets - FGF	3,336	19,591
Assets of discontinued operations - FGF	-	138,700
Current assets - GFP	10,086	970
Noncurrent assets - GFP	-	9,342
Total assets - FGF and GFP	$47,042	$174,400

Other liabilities - FGF	$562	$5,596
Liabilities of discontinued operations - FGF	-	102,809
Current liabilities - GFP	549	73
Total liabilities - FGF and GFP	$1,111	$108,478

Cost Method Investment

The Company received preferred shares of Firefly in connection with the transactions with Firefly in May 2019 and August 2020. See Note 3 for additional details. In addition, on August 3, 2020, Strong/MDI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Firefly, pursuant to which Strong/MDI agreed to purchase $4.0 million worth of Firefly Series A-3 Shares at the initial closing, which took place on the same day. As contemplated by the Stock Purchase Agreement and ancillary agreements, the Company and its affiliated entities will have the right to designate a director to be elected to the board of directors of Firefly, subject to holding, together with its affiliates, approximately $7.2 million worth of Firefly Series A-3 Shares and other conditions. The Company and its affiliated entities currently hold $7.4 million of Firefly Series A-3 Shares and have designated Kyle Cerminara, Chairman of the Company’s board of directors and a principal of the Company’s largest shareholder, to Firefly’s board of directors.

8. Intangible Assets

Intangible assets consisted of the following at December 31, 2020 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Software in service	5	$1,248	$(928)	$320
Product formulation	10	477	(444)	33
Total		$1,725	$(1,372)	$353

Intangible assets consisted of the following at December 31, 2019 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Software in service	5	$1,169	$(634)	$535
Product formulation	10	471	(415)	56
Total		$1,640	$(1,049)	$591

Intangible assets with definite lives are amortized over their useful lives. The Company recorded amortization expense relating to intangible assets of $0.3 million during each of the years ended December 31, 2020 and 2019.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

2021	$287
2022	48
2023	10
2024	4
2025	4
Thereafter	-
Total	$353

9. Goodwill

All of the Company’s goodwill is related to the Strong Entertainment segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2019	$919
Foreign currency translation adjustment	19
Balance as of December 31, 2020	$938

10. Accrued Expenses

The major components of current accrued expenses are as follows (in thousands):

	December 31, 2020	December 31, 2019
Employee-related	$1,520	$1,857
Legal and professional fees	57	92
Warranty obligation	79	169
Interest and taxes	98	68
Post-retirement benefit obligation	11	10
Lease expenses	143	-
Deferred business interruption proceeds	-	926
Other	274	626
Total	$2,182	$3,748

The major components of other long-term liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Post-retirement benefit obligation	$96	$116
Deferred revenue	15	38
Deferred payroll taxes	112	-
Total	$223	$154

11. Income Taxes

Loss from continuing operations before income taxes consists of (in thousands):

	Years Ended December 31,
	2020	2019
United States	$(12,046)	$(12,751)
Foreign	5,039	6,238
Total	$(7,007)	$(6,513)

Income tax expense from continuing operations consists of (in thousands):

	Years Ended December 31,
	2020	2019
Federal:
Current	$-	$-
Deferred	-	-
Total	-	-
State:
Current	14	53
Deferred	-	-
Total	14	53
Foreign:
Current	1,040	1,984
Deferred	204	111
Total	1,244	2,095
Total	$1,258	$2,148

Income tax expense from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax loss from continuing operations as follows (in thousands):

	Years Ended December 31,
	2020	2019
Expected federal income tax benefit	$(1,477)	$(1,339)
State income taxes, net of federal benefit	11	42
Foreign tax rate differential	256	349
Change in state tax rate	254	145
Change in valuation allowance	2,279	(556)
GILTI inclusion	366	991
Return to provision	(417)	1,384
Foreign dividend inclusion	169	245
Deferred tax adjustments	-	677
Other	(183)	210
Total	$1,258	$2,148

Deferred tax assets and liabilities were comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Deferred revenue	$536	$813
Non-deductible accruals	551	773
Inventory reserves	159	222
Stock compensation expense	576	446
Warranty reserves	19	44
Uncollectible receivable reserves	151	313
Net operating losses	9,770	10,272
Fair value adjustment to notes receivable	551	568
Tax credits	1,699	1,699
Disallowed interest expense	505	682
Equity in income of equity method investments	872	253
Other	376	152
Total deferred tax assets	15,765	16,237
Valuation allowance	(15,143)	(15,314)
Net deferred tax assets after valuation allowance	622	923
Deferred tax liabilities:
Depreciation and amortization	1,295	1,315
Cash repatriation	2,426	2,257
Total deferred tax liabilities	3,721	3,572
Net deferred tax liability	$(3,099)	$(2,649)

During the year ended December 31, 2020, the Company sold the assets of its Strong Outdoor business segment. In addition, the Company has classified its Convergent Media Systems business segment as available for sale. See Note 3 for additional details. The tax expense/benefit for these business segments have been allocated to discontinued operations; however, the Company has sufficient net operating losses to offset taxable income/loss from these discontinued operations, all of which is offset by a valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $15.1 million and $15.3 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2020 and 2019, respectively. The overall change in valuation allowance was a reduction of $0.2 million; however some changes in valuation allowance were allocated to discontinued operations. The effective tax rate above relates only to continuing operations.

The Company recorded a deferred tax liability related to withholding tax on the repatriation of earnings from its Canadian subsidiary of $2.4 million and $2.3 million as of December 31, 2020 and 2019, respectively.

A provision of Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During the year ended December 31, 2020, the Company incurred an estimated $1.7 million of additional taxable income as a result of this provision. This increase in taxable income was incorporated into the overall net operating loss and valuation allowance.

The Company’s gross net operating loss carryforwards for Federal tax purposes total approximately $41.9 million and $42.4 million at December 31, 2020 and 2019 respectively, expiring at various times in 2033 through 2037 for Federal losses generated through December 31, 2017. As a result of the 2017 Tax Act, all Federal net operating losses that are generated beginning January 1, 2018 and beyond will carryforward indefinitely. The Company has foreign tax credit carryforwards of approximately $1.7 million as of December 31, 2020 that expire in 2024. Utilization of these losses may be limited in the event certain changes in ownership occur.

In March of 2020, The Coronavirus Aid, Relief, and Economic Security Act was enacted and made significant changes to Federal tax laws, including certain changes that were retroactive to the 2019 tax year. Changes in tax laws are accounted for in the period of enactment and the retroactive effects are recognized in these financial statements. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2017, 2018 and 2019. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of income tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2020, 2019, 2018, and 2017. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2020 and 2019.

12. Debt

The Company’s short-term debt consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Short-term debt:
Strong/MDI 20-year installment loan	$2,906	$3,080
Strong/MDI 5-year equipment loan	393	-
Total short-term debt	$3,299	$3,080

Strong/MDI Installment Loans

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. There was CDN$3.7 million, or approximately $2.9 million, of principal outstanding on the 20-year installment loan as of December 31, 2020, which bears variable interest at 2.95%. There was CDN$0.5 million, or approximately $0.4 million, of principal outstanding on the 5-year installment loan as of December 31, 2020, which also bears variable interest at 2.95%. Strong/MDI was in compliance with its debt covenants as of December 31, 2020.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $1.1 million for each of the years ended December 31, 2020 and 2019.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of December 31, 2020, 2,190,349 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The Company granted a total of 125,000 and 295,000 options during the years ended December 31, 2020 and 2019, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $0.84 and $1.38, respectively. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

	2020	2019
Expected dividend yield at date of grant	0.00%	0.00%
Risk-free interest rate	0.45%	1.62% - 1.98%
Expected stock price volatility	57.7%	47.9% - 50.6%
Expected life of options (in years)	6.0	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,107,000	$4.47	7.9	$148
Granted	125,000	1.60
Exercised	-
Forfeited	(100,500)	4.76
Expired	(122,000)	5.27
Outstanding at December 31, 2020	1,009,500	$3.99	7.3	$51
Exercisable at December 31, 2020	434,000	$4.72	6.3	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated. No options were exercised in 2020 or 2019.

As of December 31, 2020, 575,500 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.7 million at December 31, 2020, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Shares and Restricted Stock Units

The Company awarded a total of 315,634 and 417,378 restricted stock units during the years ended December 31, 2020 and 2019, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2020 and 2019 was $1.58 and $2.95, respectively. The fair value of restricted stock awards that vested during each of the years ended December 31, 2020 and 2019 was $0.4 million.

The following table summarizes restricted stock share activity for 2020:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	23,334	$6.50
Granted	-
Shares vested	(23,334)	6.50
Shares forfeited	-
Non-vested at December 31, 2020	-

The following table summarizes restricted stock unit activity for 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	522,379	$3.14
Granted	315,634	1.58
Shares vested	(191,621)	3.21
Shares forfeited	(41,705)	(2.03)
Non-vested at December 31, 2020	604,687	$2.38

As of December 31, 2020, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

14. Compensation and Benefit Plans

Retirement Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

15. Leases

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

The Company elected to not apply the recognition requirements of Topic 842 to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company elected, as a lessee, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

	Year Ended
Lease cost	December 31, 2020	December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$892	$420
Interest on lease liabilities	338	184
Operating lease cost	1,269	1,342
Short-term lease cost	58	34
Sublease income	(342)	(386)
Net lease cost	$2,215	$1,594

	Year Ended
Other information	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$338	$173
Operating cash flows from operating leases	$1,036	$1,662
Financing cash flows from finance leases	$892	$339
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$7
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$644
Derecognition of right-of-use asset in connection with Firefly transaction	$-	$3,394

As of December 31, 2020
Weighted-average remaining lease term - finance leases (years)	1.9
Weighted-average remaining lease term - operating leases (years)	7.2
Weighted-average discount rate - finance leases	13.0%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$824	$1,230
2022	706	1,168
2023	656	-
2024	669	-
2025	682	-
Thereafter	1,765	-
Total lease payments	5,302	2,398
Less: Amount representing interest	(866)	(292)
Present value of lease payments	4,436	2,106
Less: Current maturities	(619)	(1,015)
Lease obligations, net of current portion	$3,817	$1,091

On March 2, 2021, the Company received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleges the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”) pursuant to which the Company’s subsidiaries lease certain digital taxi top advertising signs.

The Company has made all required payments to Huntington during the term of the Lease Agreement and expects to continue to make monthly payments on a timely basis. The Default Notice does not allege that the Company has failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleges that the Company violated certain technical covenants in the Lease Agreement. Huntington has demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice.

The Company disputes Huntington’s assertion that an event of default has occurred under the Lease Agreement and believes that many of the assertions made in the Default Notice are false and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, the Company provided a written response to Huntington detailing the Company’s position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, asserting the Company’s good faith belief that the Company has abided by the terms, conditions and covenants of the Lease Agreement.

16. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 54% of 2020 consolidated net revenues. Trade accounts receivable from these customers represented approximately 53% of net consolidated receivables at December 31, 2020. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during 2020 and its net consolidated receivables as of December 31, 2020. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Insurance Recoveries

During February 2019, one portion of Strong/MDI’s Quebec, Canada facility sustained damage as a result of inclement weather. The Company has property and casualty and business interruption insurance and has made claims for reimbursement of incurred costs of the affected portion of the facility and compensation for the Company’s business interruption losses.

Through December 31, 2020, the Company received insurance proceeds of $5.5 million, which included $2.3 million related to the property and casualty claim and $3.2 million related to our business interruption claim. Any additional future claims payments associated with the Company’s property and casualty losses are at the discretion of the insurance carrier based on its continuing claims analysis. During the third quarter of 2020, the Company reached a settlement with its insurance company which resolved all contingencies related to its business interruption claim, which resulted in an insurance recovery gain of approximately $2.7 million during the year ended December 31, 2020.

17. Business Segment Information

The Company conducts its operations primarily through its Strong Entertainment business segment which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. The Company’s operating segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance.

Summary by Business Segments

	Years Ended December 31,
	2020	2019
	(in thousands)
Net revenues
Strong Entertainment	$20,629	$36,874
Other	871	401
Total net revenues	21,500	37,275

Gross profit
Strong Entertainment	4,646	12,159
Other	763	296
Total gross profit	5,409	12,455

Operating (loss) income
Strong Entertainment	2	6,665
Other	(86)	(788)
Total segment operating income	(84)	5,877
Unallocated administrative expenses	(6,575)	(8,592)
Unallocated loss on disposal of assets	(25)	-
Loss from operations	(6,684)	(2,715)
Other income (expense), net	2,354	(1,787)
Loss from continuing operations before income taxes and equity method investment loss	$(4,330)	$(4,502)

	Years Ended December 31,
	2020	2019
	(in thousands)
Capital expenditures:
Strong Entertainment	$468	$1,599
Unallocated	77	171
Total capital expenditures from continuing operations	$545	$1,770

Depreciation, amortization and impairment:
Strong Entertainment	$870	$896
Unallocated	181	213
Total depreciation, amortization and impairment from continuing operations	$1,051	$1,109

(In thousands)	December 31, 2020	December 31, 2019
Identifiable assets
Strong Entertainment	$21,408	$21,659
Corporate assets	23,971	22,654
Discontinued operations	10,120	13,320
Total	$55,499	$57,633

Summary by Geographical Area

	Years Ended December 31,
(In thousands)	2020	2019
Net revenues
United States	$17,603	$28,956
Canada	1,010	2,616
China	793	2,163
Mexico	78	88
Latin America	446	848
Europe	547	1,190
Asia (excluding China)	668	937
Other	355	477
Total	$21,500	$37,275

(In thousands)	December 31, 2020	December 31, 2019
Identifiable assets
United States	$34,924	$37,508
Canada	20,575	20,125
Total	$55,499	$57,633

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

17. Subsequent Event

On February 3, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) in connection with a public offering (the “Offering”) pursuant to which the Company agreed to issue and sell approximately 3.3 million shares of its common stock, at a public offering price of $2.30 per share. The Offering closed on February 8, 2021. The net proceeds from the Offering were approximately $6.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Pursuant to the Underwriting Agreement, the Company also issued warrants to purchase up to approximately 0.2 million shares of its common stock. The warrants are exercisable at any time, in whole or in part, from August 2, 2021 until February 3, 2026 at a price per share of $2.875. The warrants also provide for one “piggyback” registration right with respect to the registration of the shares of common stock underlying the warrants and customary anti-dilution provisions. The piggyback registration rights last 4.5 years from the initial exercise date of August 2, 2021.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 9, 2021, Lewis M. Johnson, a member of the Company's Board of Directors, notified the Company of his intention to resign from the Company’s Board of Directors, effective immediately. Mr. Johnson did not advise the Company of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the “Proposal One – Election of Directors,” “Information about our Executive Officers,” “Additional Information – Delinquent Section 16(a) Reports,” and “Board Committees – Audit Committee” sections of the definitive proxy statement, to be filed in connection with the 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation” sections of the definitive proxy statement, to be filed in connection with the 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,614,187	(1)	$3.99	2,190,349	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,614,187		$3.99	2,190,349

(1)	Includes 257,000 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan; and 752,500 securities to be issued upon exercise of outstanding options and 604,687 securities to be issued upon vesting of restricted stock units under our 2017 Omnibus Equity Compensation Plan.
(2)	All shares available for future issuance are under the 2017 Omnibus Equity Compensation Plan, as amended and restated effective October 28, 2019.

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the definitive proxy statement, to be filed in connection with the 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the “Related Person Transactions” and “Corporate Governance – Board Independence” sections of the definitive proxy statement, to be filed in connection with the 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the “Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” section of the definitive proxy statement, to be filed in connection with the 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Exhibit list.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1	December 7, 2006

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.1	December 7, 2006

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.2	December 7, 2006

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.	S-8	3.1.3	December 7, 2006

3.1.4	Certificate of Amendment of Certificate of Incorporation of Ballantyne Strong, Inc.	10-Q	3.1.4	August 7, 2009

3.2	Ballantyne of Omaha, Inc. Bylaws	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	8-K	99.1	May 1, 2007

3.2.5	Fifth Amendment to Bylaws of Ballantyne Strong, Inc.	S-8	4.11	May 16, 2014

4.1	Description of the Securities of Ballantyne Strong, Inc.				X

10.1	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.10	March 23, 2010

10.2*	Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan (Amended and Restated effective October 28, 2019)	8-K	10.1	December 17, 2019

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.3*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.13	June 15, 2017

10.4*	Form of Restricted Share Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.14	June 15, 2017

10.5*	Form of Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.15	June 15, 2017

10.6*	Form of Non-Employee Director Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	10-Q	10.1	August 14, 2019

10.7*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.8*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.9*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.10*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

10.11*	Executive Employment Agreement, dated November 7, 2018, between Ballantyne Strong, Inc. and Mark D. Roberson	8-K	10.1	November 7, 2018

10.12*	Employment Agreement, dated March 20, 2019, between Ballantyne Strong, Inc. and Todd R. Major.	10-Q	10.1	May 12, 2020

10.13	Master Equipment Lease Agreement between Huntington Technology Finance, Inc. and Convergent Media Systems Corporation	8-K	10.1	June 27, 2017

10.14	Progress Payment Note and Reimbursement Agreement between Convergent Media Systems Corporation and Huntington Technology Finance, Inc., effective as of June 22, 2017	8-K	10.2	June 27, 2017

10.15+	Credit Agreement, dated as of May 15, 2018, between Canadian Imperial Bank of Commerce and Strong/MDI Screen Systems, Inc.	10-Q	10.6	August 8, 2018

10.16	Contract of Sale, dated April 27, 2018, by and between Convergent Media Systems Corporation, as Seller, and Metrolina Alpharetta, LLC, as Buyer	8-K	10.1	May 1, 2018

10.17	Lease Agreement, between Metrolina Alpharetta, LLC, as Landlord, and Ballantyne Strong, Inc., as Tenant	10-Q	10.3	August 8, 2018

10.18	Form of Warrant, to be issued by Ballantyne Strong, Inc.	8-K	10.3	May 1, 2018

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.19	Form of Representative’s Warrant, to be issued by Ballantyne Strong, Inc.	8-K	4.1	February 8, 2021

10.20	Letter Agreement, dated as of September 9, 2018, by and between Ballantyne Strong, Inc. and Fundamental Global Investors, LLC	8-K	10.1	September 12, 2018

10.21+	Equity Purchase Agreement, dated February 1, 2021, by and among SageNet LLC, Ballantyne Strong, Inc., SDM Holdco, Inc. and Convergent LLC	8-K	2.1	February 2, 2021

10.22	Master Services Agreement, dated August 3, 2020, by and between Convergent Media Systems Corporation and Firefly Systems Inc.	8-K	10.1	August 4, 2020

21	Subsidiaries of the Registrant	X

23.1	Consent of Haskell & White LLP	X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Ballantyne Strong, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements	X

*	Management contract or compensatory plan.
**	Furnished herewith.
+	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson, Chief Executive Officer		Todd R. Major, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date: March 10, 2021	Date: March 10, 2021

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Mark D. Roberson and Todd R. Major, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ D. KYLE CERMINARA
D. Kyle Cerminara Chairman of the Board of Directors
Date:	March 10, 2021

By:	/s/ WILLIAM J. GERBER
William J. Gerber Director
Date:	March 10, 2021

By:	/s/ CHARLES T. LANKTREE
Charles T. Lanktree Director
Date:	March 10, 2021

By:	/s/ ROBERT J. ROSCHMAN
Robert J. Roschman Director
Date:	March 10, 2021

By:	/s/ NDAMUKONG SUH
Ndamukong Suh Director
Date:	March 10, 2021

