Form 10-K/A
period 2020-12-31
BALLANTYNE STRONG, INC.
filed 2021-04-28
CIK 946454

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

Yes [  ] No [X]

The aggregate market value of the registrant’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 30, 2020, was approximately $13.1 million. The registrant does not have any non-voting common equity.

As of April 15, 2021, 18,301,544 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Paragraph

On March 10, 2021, Ballantyne Strong, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Report” or “Form 10-K”). This Amendment No. 1 updates Part III to provide certain additional information required therein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2021 annual meeting of the Company’s stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age and business experience of each director is reported as of December 31, 2020.

D. Kyle Cerminara, age 43, has served as a director of Ballantyne Strong since February 2015 and the Chairman of the Company’s Board of Directors since May 2015. Mr. Cerminara previously served as the Company’s Chief Executive Officer from November 2015 to April 2020. Since April 2012, Mr. Cerminara has also served as the Chief Executive Officer, Co-Founder and Partner of Fundamental Global, an SEC registered investment advisor that manages alternative investment funds and, with its affiliates, is the largest stockholder of the Company. Mr. Cerminara has also served as President and a director of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company that has entered into a definitive business combination agreement with Opportunity Financial, since July 2020. Mr. Cerminara is a member of the boards of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, including Aldel Financial, Inc. (NYSE: ADF.U), a special purpose acquisition company focused on merging with a company that is exiting a restructuring process or that has transient current ownership, since April 2021; FG Financial Group, Inc. (Nasdaq: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance and investment management holding company, since December 2016; GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, since June 2016; BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, since July 2015; and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020. Mr. Cerminara was appointed chairman of FG Financial Group, Inc. in May 2018 and served as its principal executive officer from March 2020 to June 2020. He was appointed chairman of the board of directors of GreenFirst Forest Products Inc. in June 2018. Mr. Cerminara served the chairman of the board of directors of BK Technologies Corporation from March 2017 until April 2020. He has also served on the boards of directors of Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (Nasdaq: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the co-chief investment officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020. Prior to these roles, Mr. Cerminara was a portfolio manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a director and sector head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a portfolio manager and director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a vice president, associate portfolio manager and analyst at T. Rowe Price (Nasdaq: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara brings to the Board of Directors the perspective of the Company’s largest stockholder. He also has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies, and operational experience as our former Chief Executive Officer, which qualify him to serve on our Board of Directors.

William J. Gerber, age 62, has served as a director of Ballantyne Strong since May 2015. Mr. Gerber served as Chief Financial Officer of TD Ameritrade Holding Corporation (Nasdaq: AMTD) (“TD Ameritrade”), a provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors, from October 2006 to October 2015. In May 2007, he was named Executive Vice President of TD Ameritrade. In his role as Chief Financial Officer, he oversaw investor relations, business development, certain treasury functions and finance operations, including accounting, business planning and forecasting, external and internal reporting, tax and competitive intelligence. From May 1999 until October 2006, he served as the Managing Director of Finance at TD Ameritrade, during which time he played a significant role in evaluating merger and acquisition opportunities. Prior to joining TD Ameritrade, he served as Vice President of Acceptance Insurance Companies, Inc. (“Acceptance”), where he was responsible for all aspects of mergers and acquisitions, investment banking activity, banking relationships, investor communications and portfolio management. Prior to joining Acceptance, Mr. Gerber spent eight years with Coopers & Lybrand, now known as PricewaterhouseCoopers, serving as an audit manager primarily focusing on public company clients. Mr. Gerber was named to Institutional Investor Magazine’s All-America Executive Team as one of the top three CFOs in the Brokerage, Asset Managers and Exchanges category (2012 and 2013). He was also named a member of the CNBC CFO Council (2013 and 2014). Since January 2017, he has served on the Board of Directors of Northwestern Mutual Series Fund, Inc., a mutual fund company. He has also served on the Board of Directors of the U.S. holding company for the Royal Bank of Canada since July 2016 and Streck, Inc., a privately held company, since March 2015. He previously served on the Boys Town National Board of Trustees and the Board of Directors for CTMG Inc., a privately held pharmaceutical testing company. Mr. Gerber holds a B.B.A. in Accounting from the University of Michigan. Mr. Gerber is also a Certified Public Accountant in the State of Michigan. Mr. Gerber served as Executive Vice President and Chief Financial Officer of TD Ameritrade, an online brokerage business, for more than eight years and has extensive financial experience, bringing valuable skills to our Board of Directors.

Charles T. Lanktree, age 71, has served as a director of Ballantyne Strong since May 2015. Mr. Lanktree has served as Chief Executive Officer of Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs, since 2012 and also served as its President from 2012 to 2018. Since 1997, Mr. Lanktree has served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree currently serves on the Board of Directors of Eggland’s Best, Inc. and several of its affiliates. He has also served on the board of directors of BK Technologies Corporation (NYSE American: BKTI), a holding company with a wholly-owned operating subsidiary that manufactures high-specification communications equipment, since March 2017. From 2010 to 2013, he served on the Board of Directors of Eurofresh Foods, Inc., a privately held company, and, from 2004 to 2013, he was on the Board of Directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1976 to 1985, he held various executive-level marketing positions with The Grand Union Company and Beech-Nut Foods Corporation. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s College. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977. Mr. Lanktree’s 25 years of experience in consumer marketing and retail operations and his extensive experience as a Chief Executive Officer, coupled with his knowledge and insight of the retail industry, including distribution and franchising operations, qualifies him to serve on our Board of Directors.

Robert J. Roschman, age 55, has served as a director of Ballantyne Strong since May 2015. Mr. Roschman has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman previously served on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998 and which merged into Home BancShares, Inc. (Nasdaq: HOMB) in February 2017. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh, age 33, has served as a director of Ballantyne Strong since January 2016. Mr. Suh is an independent private investor and holds ownership interests in several real estate development projects across Michigan, Nebraska, Oregon and Colorado. Mr. Suh is the Founder and a director of the Ndamukong Suh Family Foundation. He is also a professional athlete and has been a member of the Tampa Bay Buccaneers of the National Football League (“NFL”) since 2019, becoming a Super Bowl champion in February 2021. He previously was with the NFL’s Los Angeles Rams from 2018 to 2019, Miami Dolphins from 2015 to 2017 and Detroit Lions from 2010 to 2014. He currently serves on the Board of Directors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska. Our Board of Directors believes that Mr. Suh’s well cultivated business and personal network adds unique value to the Company, which, coupled with his extensive experience as an investor, allows him to evaluate strategic opportunities and qualifies him to serve on our Board of Directors.

EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company, their business history and their term of office with the Company. The age and business experience of each executive officer is reported as of December 31, 2020. All officers serve at the discretion of our Board of Directors.

Name	Age	Position and Principal Occupation	Officer Since
Mark D. Roberson	55	Chief Executive Officer since April 2020 and Executive Vice President, Chief Financial Officer and Treasurer from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He has served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, since May 2016, where he chairs the Audit Committee and is a member of the Compensation Committee, which be previously chaired.	2018

Todd R. Major	48	Chief Financial Officer, Secretary and Treasurer since April 2020 and Senior Vice President, Finance from April 2019 to April 2020. Mr. Major previously served as Senior Director, Financial and SEC Reporting of Bojangles, Inc., a then Nasdaq-listed restaurant operating company and franchisor, from March 2015 to April 2019, as Director, Financial Reporting of Premier, Inc. (Nasdaq: PINC), a healthcare performance improvement company, from September 2014 to February 2015, and as Senior Director, Financial Reporting of Horizon Lines, Inc, a then NYSE-traded transportation and logistics company from November 2006 to September 2014. From June 2003 to November 2006, Mr. Major previously held positions of increasing responsibility at Nabi Biopharmaceuticals, Inc., a then Nasdaq-listed biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Major is a Certified Public Accountant and earned an MBA from Queens University of Charlotte and a B.A. in Accounting from Flagler College.	2020

Ray F. Boegner	71	President of Strong Entertainment; previously Senior Vice President and Senior Vice President of Sales; Vice President of Sales prior to November 1996; joined the Company in 1985.	1997

CORPORATE GOVERNANCE

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

Audit Committee

The Audit Committee of the Board of Directors consists of Messrs. Gerber (Chair) and Roschman, each of whom is independent for purposes of serving on the committee under the SEC’s rules and NYSE American’s listing requirements. During 2019, the Audit Committee had two members, Mr. Gerber and Colonel Jacobs, as permitted for smaller reporting companies. Mr. Roschman was appointed to the Audit Committee on April 13, 2020. Colonel Jacobs resigned from the Board of Directors and the Audit Committee on October 5, 2020. The Audit Committee acts under a written charter adopted by the Board of Directors. All Audit Committee members are financially literate. The Board of Directors has determined that Mr. Gerber is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

Stockholder Nominees

There have been no material changes to the procedures by which stockholders of the Company may recommend nominees to the Company’s Board of Directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Ballantyne Strong believes that all persons subject to these reporting requirements filed the required reports on a timely basis during 2020.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In this section of the Form 10-K/A, we disclose our executive compensation for our named executive officers (the “Named Executive Officers”), consisting of our principal executive officer during 2020, the two other individuals who were serving as executive officers at the end of 2020 and our former Chief Executive Officer. Our Named Executive Officers for 2020 were as follows:

●	Mark D. Roberson, Chief Executive Officer (as of April 2020) and former Executive Vice President and Chief Financial Officer;

●	D. Kyle Cerminara, Chairman and former Chief Executive Officer (in which role he served until April 2020);

●	Todd R. Major, Chief Financial Officer (as of April 2020); and

●	Ray F. Boegner, President of Strong Entertainment.

The disclosures regarding executive compensation in this Form 10-K-A describe our executive compensation program for 2020. We implemented certain actions related to executive compensation during 2020 as a result of the impact of the COVID-19 pandemic on the Company, the economy and the industry, which are described as applicable throughout this section.

Base Salaries

Effective as of March 1, 2017, Mr. Cerminara received an annual base salary of $225,000 for his service as our Chief Executive Officer and Mr. Boegner receives an annual base salary of $275,000. Following his resignation as our Chief Executive Officer, Mr. Cerminara receives our standard non-employee director compensation, as described below under “Director Compensation.”

Mr. Roberson receives a base salary of $250,000, which salary was negotiated as part of his employment agreement at the time of his hiring as Executive Vice President and Chief Financial Officer of the Company, effective November 16, 2018.

Mr. Major receives a base salary of $200,000, which salary was negotiated as part of his employment agreement at the time of his hiring as Senior Vice President of Finance of the Company, effective March 20, 2019.

In response to the impact of the COVID-19 pandemic on the Company, the economy, and the industry, each executive officer of the Company agreed to four temporary reductions in the base salaries otherwise payable to the executive officers, which were expected to be temporary until the Company resumes normal operations. On April 29, 2020, as approved by the Board on April 30, 2020, Messrs. Roberson and Boegner agreed to a 60% reduction in each of their salaries, and Mr. Major agreed to a 25% reduction in his salary, which reductions were effective from April 13, 2020, until June 30, 2020. On July 8, 2020, the Board approved, and Messrs. Roberson, Boegner and Major agreed to, a 25% reduction in each of their salaries, which reductions were effective from July 1, 2020, until and including July 31, 2020. On August 17, 2020, as approved by the Board on August 18, 2020, Messrs. Roberson, Boegner and Major agreed to a 25% reduction in each of their salaries, which reductions were effective from August 1, 2020, until and including August 31, 2020. On September 15, 2020, the Board approved, and Messrs. Roberson, Boegner and Major agreed to, a 25% reduction in each of their salaries, which reductions were effective from September 1, 2020, until and including September 30, 2020.

Discretionary Bonuses

In October 2020, the Compensation Committee approved the payment of performance bonuses to Messrs. Roberson and Major of $75,000 and $25,000, respectively, for extra time and effort given by such employees in connection with the successful completion of the sale of our Strong Outdoor operating business. After considering a number of factors, including Company performance, the Compensation Committee determined not to pay any discretionary cash bonuses to executive officers for 2019. The Compensation Committee determined to award equity grants to certain executive officers as described below.

Long-Term Incentives

We use long-term incentive equity awards as a part of our executive compensation program, in order to incentivize and reward the achievement of longer-term strategic objectives and align the financial interests of the Company’s executive officers with those of the Company’s stockholders. The Company’s long-term incentive program for its Named Executive Officers has consisted of restricted stock awards, restricted stock units and nonqualified stock options. Each such type of award, and the reasons it is used, is described below. At the Company’s 2017 Annual Meeting of Stockholders, the Company’s stockholders approved the 2017 Plan (prior to its amendment and restatement) as the successor to our 2010 Long-Term Incentive Plan (the “2010 Plan”) and 2014 Non-Employee Directors’ Restricted Stock Plan, and long-term incentive awards granted after the 2017 Annual Meeting of Stockholders have been made under the 2017 Plan. In addition, stockholders approved an amendment and restatement of the 2017 Plan at the 2019 Annual Meeting of Stockholders.

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

2020 Equity Grants

On October 9, 2020, the Compensation Committee approved grants of stock options and RSUs to Messrs. Roberson, Major and Boegner. Messrs. Roberson, Major and Boegner received options to purchase 20,000, 10,000 and 15,000 shares of the Company’s common stock, respectively, at an exercise price of $1.60 per share, pursuant to the 2017 Plan. The stock options have a ten-year term, and become exercisable in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

Messrs. Roberson, Major and Boegner also received 40,000, 20,000 and 30,000 RSUs, respectively, pursuant to the 2017 Plan. These RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

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

On May 31, 2019, as a signing bonus, the Company granted to Mr. Major 30,000 RSUs pursuant to the 2017 Plan, vesting in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

401(k) Retirement Plan

The Company’s executive officers are able to participate in the Company’s Retirement and Savings 401(k) Plan (the “401(k) Plan”), which is a combination savings and profit sharing plan designed to qualify under Section 401 of the U.S. Internal Revenue Code. Participation in the 401(k) Plan is generally available to all Ballantyne Strong employees on the same terms. Each participant may defer up to 100% of his or her compensation. The Company may make a discretionary matching contribution equal to a uniform percentage of salary. Each year the Company determines the amount of the discretionary percentage. In 2020 and 2019, the Company matched 50% of the amount deferred up to 6% of each participating employee’s contribution. Employee contributions to the 401(k) Plan are non-forfeitable. Employer contributions vest annually over three years on the employee’s employment anniversary. Benefits may be distributed to participants or their beneficiaries, as the case may be, in the event of a participant’s death, retirement or other termination of service, or, if the participant so requests, on reaching age 59½. Participants may be eligible to withdraw benefits in case of hardship.

Contributions to the 401(k) Plan made by the Company on behalf of the Named Executive Officers are included in the 2020 Summary Compensation Table.

Employment Agreements

The Company currently has written employment agreements with Messrs. Boegner, Roberson and Major. The material provisions of these employment agreements are discussed below.

Mr. Boegner’s employment agreement with the Company, which was entered into on February 14, 2012, provides for a base salary, subject to annual review and adjustment, and Mr. Boegner’s eligibility to participate in and/or receive other benefits under compensation plans provided to other executive employees of the Company. He is eligible for performance-based compensation in the form of an annual bonus and is eligible to receive awards, in the Compensation Committee’s discretion, under the Company’s long-term incentive plans. Pursuant to his employment agreement, in the event that his employment is terminated by Ballantyne Strong without cause or by Mr. Boegner for good reason, as these terms are defined in the agreement, then he will receive his base salary for a period equal to three (3) weeks for each year that he was employed by the Company. On April 26, 2021, the Company amended Mr. Boegner’s employment agreement to limit this severance period to three (3) weeks for each year that he was employed by the Company up to and including October 2020. In addition, Ballantyne Strong will pay for, or reimburse Mr. Boegner for, the cost of health insurance during this same period. For more information on the terms of Mr. Boegner’s employment agreement, see “Potential Payments Upon Termination or Change in Control — Employment Agreements.”

Mr. Roberson’s employment agreement with the Company, which was entered into as of November 6, 2018, provides for an annual base salary of $250,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at $150,000, payable partly in cash and partly through equity awards as determined by the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee. Mr. Roberson is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. Mr. Roberson’s employment agreement does not provide for any specified severance benefits.

Mr. Major’s employment agreement with the Company, which was entered into as of March 20, 2019, provides for an annual base salary of $200,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at 25% of base salary, payable in a combination in cash and equity, as determined by the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee. As a signing bonus, the Company granted Mr. Major 30,000 RSUs (equal to $90,000 of common stock, as determined based on the trading price of the Company’s common stock on the date of grant) pursuant to the 2017 Plan, vesting over a period of three years from the date of grant. The Company also paid a cash signing bonus of $30,000, payable in two equal installments of $15,000 as of 30 and 60 days, respectively, following the date of the employment agreement, which bonus is subject to forfeiture in the event Mr. Major resigns from the Company or is terminated for cause. Mr. Major is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. Mr. Major is entitled to severance equal to one year of his base salary in the event of a change in control that results in his termination or if the Senior Vice President of Finance position is eliminated without Mr. Major being offered a mutually-agreed comparable opportunity at an affiliate of the Company.

Executive Compensation Tables

The following table sets forth information regarding all forms of compensation earned by the Company’s Named Executive Officers during the last two fiscal years. Messrs. Roberson and Boegner were employed by the Company during all of fiscal 2020 and 2019. Mr. Cerminara resigned from his position as the Company’s Chief Executive Officer on April 13, 2020. Mr. Roberson served as Chief Financial Officer from November 16, 2018, to April 13, 2020, and was appointed as the Company’s Chief Executive Officer on April 13, 2020. Mr. Major served as Senior Vice President, Finance from April 8, 2019, to April 13, 2020, and was appointed as the Company’s Chief Financial Officer on April 13, 2020.

2020 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(10)	Total ($)
Mark D. Roberson (1)	2020	201,250	75,000	64,000	(5)	16,800	(8)	—	7,080	364,130
CEO and Former CFO	2019	250,000	—	187,850	(6)	41,100	(9)	—	8,615	487,565

D.Kyle Cerminara (2)	2020	70,096	—	—		—		—	16,764	86,860
Chairman and Former CEO	2019	225,000	—	216,750	(6)	41,100	(9)	—	7,855	490,705

Todd R. Major (3)	2020	176,346	25,000	32,000	(5)	8,400	(8)	—	6,621	248,367
CFO	2019	142,308	30,000	90,000	(7)	—		—	4,269	266,577

Ray F. Boegner	2020	221,375	—	48,000	(5)	12,600	(8)	—	7,762	289,737
President of Strong Entertainment	2019	275,000	—	115,600	(6)	27,400	(9)	—	11,558	429,558

(1)	Mr. Roberson served as our Executive Vice President and Chief Financial Officer from November 16, 2018 to April 13, 2020, and was appointed as our Chief Executive Officer effective April 13, 2020.

(2)	Mr. Cerminara was named to the Board of Directors on February 20, 2015. On May 13, 2015, Mr. Cerminara was appointed as Chairman of the Board and on September 23, 2015, as the Company’s Executive Chairman. Mr. Cerminara served as our Chief Executive Officer from November 24, 2015, to April 13, 2020. He continues to serve as the Chairman of our Board of Directors. For 2020 and 2019, Mr. Cerminara did not receive any additional compensation as a director or as Chairman. Following his resignation as our Chief Executive Officer, Mr. Cerminara receives our standard non-employee director compensation as described below under “Director Compensation.”

(3)	Mr. Major served as our Senior Vice President, Finance from April 8, 2019 to April 13, 2020, and was appointed as our Chief Financial Officer effective April 13, 2020.

(4)	The amounts in these columns represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 13 in the Company’s consolidated financial statements included in the Company’s Annual Report, as filed with the SEC.

(5)	Consists of the grant date fair value of the October 9, 2020 grant of 40,000, 20,000 and 30,000 RSUs granted to Messrs. Roberson, Major and Boegner, respectively, pursuant to the 2017 Plan. The RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(6)	Consists of the grant date fair value of the June 6, 2019 grant of 75,000, 65,000 and 40,000 RSUs granted to Messrs. Cerminara, Roberson and Boegner, respectively, pursuant to the 2017 Plan. The RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(7)	Consists of the grant date fair value of the May 31, 2019 grant of 30,000 RSUs granted to Mr. Major pursuant to the 2017 Plan. The RSUs are to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment

(8)	Consists of the grant date fair value of the October 9, 2019 grant of 20,000, 10,000 and 15,000 stock options to Messrs. Roberson, Major and Boegner, respectively, pursuant to the 2017 Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(9)	Consists of the grant date fair value of the June 6, 2019 grant of 30,000, 30,000 and 20,000 stock options to Messrs. Cerminara, Roberson and Boegner, respectively, pursuant to the 2017 Plan. The stock options vest in one-fifth annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(10)	The Company provides its executives with certain employee benefits. These benefits include excess life and disability insurance and contributions made by the Company under the 401(k) Plan. The amounts reported for each Named Executive Officer as All Other Compensation for 2020 are identified and quantified below.

	Mr. Roberson	Mr. Cerminara	Mr. Major	Mr. Boegner
Employer match on 401(k) Plan	$5,749	$2,452	$5,290	$6,641
Excess life and disability insurance	1,331	1,331	1,331	1,121
Accrued vacation payout	—	12,981	—	—
Total All Other Compensation	$7,080	$16,764	$6,621	$7,762

The following table sets forth information concerning outstanding equity awards for each of the Company’s Named Executive Officers as of the end of the last completed fiscal year.

Outstanding Equity Awards at 2020 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
Mark D. Roberson	16,000	24,000	(1)	2.25	12/4/2028	—		—
	6,000	24,000	(2)	2.89	6/6/2029	—		—
	—	20,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	16,667	(8)	33,501
	—	—		—	—	43,334	(9)	87,101
	—	—		—	—	40,000	(10)	80,400

D. Kyle Cerminara	20,000	30,000	(4)	4.70	1/26/2028	—		—
	6,000	24,000	(2)	2.89	6/6/2029	—		—
	—	—		—	—	13,334	(11)	26,801
	—	—		—	—	50,000	(9)	100,500
	—	—		—	—	28,662	(12)	57,611

Todd R. Major	—	10,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	20,000	(13)	40,200
	—	—		—	—	20,000	(10)	40,200

Ray F. Boegner	5,000	—	(5)	4.70	1/11/2022	—		—
	32,000	—	(6)	4.33	11/22/2025	—		—
	24,000	16,000	(7)	6.50	2/28/2027	—		—
	20,000	30,000	(4)	4.70	1/26/2028	—		—
	4,000	16,000	(2)	2.89	6/6/2029	—		—
	—	15,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	13,334	(11)	26,801
	—	—		—	—	26,667	(9)	53,601
	—	—		—	—	30,000	(10)	60,300

* Based on the closing stock price of our common stock of $2.01 on December 31, 2020, the last trading day of the 2020 fiscal year.

(1)	The 40,000 stock options granted to Mr. Roberson on December 4, 2018, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on December 4, 2019, and thereafter on December 4 of each year through 2023.

(2)	The 30,000, 30,000 and 20,000 stock options granted to Messrs. Cerminara, Roberson and Boegner, respectively, on June 6, 2019, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on June 6, 2020, and thereafter on June 6 of each year through 2024.

(3)	The 20,000, 10,000 and 15,000 stock options granted to Messrs. Roberson, Major and Boegner, respectively, on October 9, 2020, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on October 9, 2021, and thereafter on October 9 of each year through 2025.

(4)	The 50,000 stock options granted to each of Messrs. Cerminara and Boegner on January 26, 2018, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on January 26, 2019, and thereafter on January 26 of each year through 2023.

(5)	The 30,000 stock options granted to Mr. Boegner on January 11, 2012, pursuant to the 2010 Plan became exercisable in four equal installments beginning on January 11, 2013, and thereafter on January 11 of each year through 2016. On both August 11, 2016, and August 30, 2016, Mr. Boegner exercised options from this grant to acquire 5,000 shares of the Company’s common stock. On June 8, 2017, Mr. Boegner exercised options from this grant to acquire 7,000 shares of the Company’s common stock. On August 10, 2017, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock.

(6)	The 40,000 stock options granted to Mr. Boegner on November 22, 2015, pursuant to the 2010 Plan became exercisable in five equal annual installments beginning on November 22, 2016, and thereafter on November 22 of each year through 2020. On November 23, 2016, Mr. Boegner exercised options from this grant to acquire 8,000 shares of the Company’s common stock at an exercise price of $4.33 per share.

(7)	The 40,000 stock options granted to Mr. Boegner on February 28, 2017, pursuant to the 2010 Plan become exercisable in five equal annual installments beginning on February 28, 2018, and thereafter on February 28 of each year through 2022.

(8)	Represents 16,667 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest on December 4, 2021.

(9)	Represents RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on June 6, 2021, and June 6, 2022.

(10)	Represents RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on October 9, 2021, October 9, 2022, and October 9, 2023.

(11)	Represents 13,334 RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vested January 26, 2021.

(12)	Represents RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on July 1, 2021, July 1, 2022, and July 1, 2023.

(13)	Represents RSUs to be settled in shares of the Company’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on May 31, 2021, and May 31, 2022.

Potential Payments Upon Termination or Change-in-Control

Employment Agreements

Pursuant to Mr. Boegner’s employment agreement with the Company, in the event Mr. Boegner’s employment is terminated by the Company without cause or by Mr. Boegner for good reason, then he will receive his base salary for a period equal to three (3) weeks for each year that he has been employed by the Company and all existing insurance benefits shall remain in force until the last day of the month in which the severance period expires, subject to Mr. Boegner’s continued compliance with certain restrictive covenants set forth in the employment agreement (including confidentiality and non-solicitation covenants) and his execution of the Company’s standard form of general release. On April 26, 2021, the Company amended Mr. Boegner’s employment agreement to limit the severance period to three (3) weeks for each year that he was employed by the Company up to and including October 2020. In addition, Mr. Boegner would be entitled to receive any earned and unpaid amounts owed to him under the employment agreement and such other accrued benefits as may be provided for under the agreement. For purposes of Mr. Boegner’s employment agreement, “good reason” means a material breach by the Company of its obligations to Mr. Boegner under the agreement. In addition, for purposes of the agreement, “cause” exists if Mr. Boegner (i) acted dishonestly or incompetently or engaged in willful misconduct in performance of his executive duties, (ii) breached fiduciary duties owed to the Company, (iii) intentionally failed to perform reasonably assigned duties, (iv) willfully violated any law, rule or regulation, or court order (other than minor traffic violations or similar offenses), or otherwise committed any act which would have a material adverse impact on the business of the Company, and/or (v) is in breach of his obligations under the agreement and fails to cure such breach within thirty (30) days after receiving notice of the breach from the Company.

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

Pursuant to Mr. Major’s employment agreement with the Company, in the event of a change in control that results in Mr. Major being terminated, or if the Senior Vice President of Finance position is eliminated without Mr. Major being offered a mutually-agreed comparable opportunity at an affiliate of the Company, Mr. Major will be entitled to severance equal to one year of his base salary. In addition, Mr. Major’s $30,000 cash signing bonus is subject to forfeiture in the event Mr. Major resigns from the Company or is terminated for cause.

The employment agreement for Mr. Roberson does not provide for any specified severance benefits. However, Mr. Roberson, along with Mr. Cerminara, would have been entitled during the 2019 fiscal year to severance and other benefits, such as accrued vacation, pursuant to the Company’s then-existing severance policy available to all salaried employees.

Mr. Cerminara resigned as the Company’s Chief Executive Officer on April 13, 2020. He continues to serve as the Company’s Chairman. In connection with Mr. Cerminara’s resignation, 120,000 stock options granted under the 2010 Plan were either forfeited or expired. Equity awards granted to Mr. Cerminara under the 2017 Plan, consisting of 20,000 vested stock options, 60,000 unvested stock options and 88,334 unvested restricted stock units as of April 13, 2020, remain outstanding and continue to vest in accordance with their terms due to Mr. Cerminara’s continued service as a member of the Board. On June 12, 2020, the Compensation Committee of the Board approved the treatment of Mr. Cerminara’s outstanding equity awards. Following his resignation as Chief Executive Officer, Mr. Cerminara receives the Company’s standard non-employee director compensation, as described below under “Director Compensation.”

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

For purposes of the 2017 Plan, unless otherwise defined in a written agreement with the participant or an applicable severance plan, “good reason”, as a reason for a participant’s termination of his or her employment, generally means the occurrence of any of the following without the participant’s consent (and unless timely cured by the Company following notice from the participant): (a) any material diminution in the participant’s compensation or benefits, unless generally applicable to all similarly situated employees of the Company; (b) the assignment to the participant of any duties inconsistent with, or substantially adverse to, his or her status and duties, or a reduction in title; (c) a material breach by the Company or a subsidiary of its obligations under the participant’s employment agreement, if any; or (d) the relocation of the participant’s primary work location to a location more than fifty miles away from the current location.

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

2010 Long-Term Incentive Plan – Change in Control Provisions

The 2010 Plan provides that no acceleration of an award shall occur upon or after a “change in control” unless such acceleration is provided for in the applicable award agreement and determined by the Compensation Committee on a grant-by-grant basis or as may be provided in an after written agreement between the Company and the grantee. The award agreements for the stock options and restricted shares granted to Messrs. Cerminara and Boegner under the 2010 Plan provide for accelerated vesting of all unvested options and restricted shares upon the occurrence of a “change in control” while the grantee is employed by the Company or a subsidiary of the Company as of the date of the change in control.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Lanktree (Chair), Gerber and Roschman, none of whom has been at any time an executive officer or employee of the Company, or has any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves, or in the past has served, on the board of directors, or as a member of the compensation committee (or other committee performing an equivalent function) of the board of directors of any entity that has one or more executive officers who serve as members of our Board of Directors or Compensation Committee.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed the executive compensation, as disclosed above, with management. Based on this review and those discussions, the Compensation Committee recommended that the executive compensation be included in this report.

By the Compensation Committee

Charles T. Lanktree (Chair)
William J. Gerber
Robert J. Roschman
April 28, 2021

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors in fiscal 2020. Following Mr. Cerminara’s resignation as the Company’s Chief Executive Officer on April 13, 2020, Mr. Cerminara receives the Company’s standard non-employee director compensation.

	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
D. Kyle Cerminara	—	62,777	—	—	—	—	62,777
William J. Gerber	—	79,997	—	—	—	—	79,997
Colonel Jack H. Jacobs (3)	—	44,999	—	—	—	—	44,999
Lewis M. Johnson (4)	—	69,997	—	—	—	—	69,997
Charles T. Lanktree	—	74,998	—	—	—	—	74,998
Robert J. Roschman	—	69,997	—	—	—	—	69,997
Ndamukong Suh	—	69,997	—	—	—	—	69,997

(1)	In response to the impact of the COVID-19 pandemic on the Company, the economy, and the industry, the Board of Directors waived its cash compensation for 2020. Although not included in the above table, the directors are reimbursed for their out-of-pocket expenses of attending meetings of the Board of Directors.

(2)

On July 1, 2020, Messrs. Cerminara, Gerber, Lanktree, Roschman and Suh were each granted 28,662 RSUs under the 2017 Plan. The RSUs vest in three equal annual installments on July 1, 2021, July 1, 2022, and July 1, 2023, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. Each RSU represents a contingent right to receive one share of common stock of the Company. The amounts shown in this column include the fair value of the annual RSU award on the date of grant, which was $1.57 per share. For additional information relating to the assumptions made in valuing and expensing these awards for 2020, refer to Note 13 in the Company’s consolidated financial statements included in the Company’s Annual Report, as filed with the SEC.

In lieu of cash compensation for their service to the Company during 2020, each of our non-employee directors received a grant of shares of our common stock on January 14, 2021, with the number of shares being determined by dividing the amount of cash compensation such non-employee directors were entitled to receive for their service to the Company in calendar year 2020.

	Cash Compensation Amount	Number of Shares Issued
D. Kyle Cerminara(a)	$17,778	8,845
William J. Gerber(b)	$35,000	17,412
Colonel Jack H. Jacobs	$—	—
Lewis M. Johnson	$25,000	12,437
Charles T. Lanktree(b)	$30,000	14,925
Robert J. Roschman	$25,000	12,437
Ndamukong Suh	$25,000	12,437

(a) Following his resignation as the Company’s Chief Executive Officer on April 13, 2020, Mr. Cerminara receives the Company’s standard non-employee director compensation.

(b) Mr. Gerber earned $10,000 for acting as Chairman of the Audit Committee and Mr. Lanktree earned $5,000 for acting as Chairman of the Compensation Committee.

The aggregate number of unvested RSU awards outstanding as of December 31, 2020, for each of Messrs. Gerber, Lanktree, Roschman and Suh was 38,371. The aggregate number of unvested RSU awards outstanding as of December 31, 2020 for Mr. Cerminara was 91,996.

(3)	Colonel Jacobs resigned from the Board of Directors on October 5, 2020.

(4)	Mr. Johnson resigned from our Board of Directors on March 9, 2021.

On June 6, 2019, we modified the compensation program for all non-employee directors which was effective for fiscal years 2019 and 2020. The program was adopted to remain competitive in attracting and retaining qualified Board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the new program are as follows:

●	Each non-employee director is entitled to receive an annual cash retainer of $25,000, paid in quarterly installments;

●	The Chairman of the Audit Committee is entitled to receive an additional annual cash retainer of $10,000, paid in quarterly installments;

●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating and Corporate Governance Committee are each entitled to receive an additional cash retainer of $5,000, paid in quarterly installments;

●	Each non-employee director receives an annual grant of RSUs with a value of $45,000, vesting in three equal annual installments, beginning with the first anniversary of the grant date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company; and

●	Each non-employee director receives reimbursement for reasonable out-of-pocket expenses for attending meetings of the Board of Directors and its committees.

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

2020 Director Compensation

On July 1, 2020, each of the non-employee directors was granted 28,662 RSUs under the 2017 Plan. The RSUs vest in three equal annual installments on July 1, 2021, July 1, 2022, and July 1, 2023, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. Each RSU represents a contingent right to receive one share of common stock of the Company.

In response to the impact of the COVID-19 pandemic on the Company, the economy, and the industry, the Board of Directors waived its cash compensation for 2020. In lieu of cash compensation, on January 14, 2021, each of our non-employee directors received a grant of shares of our common stock with the number of shares being determined by dividing the amount of cash compensation such non-employee directors were entitled to receive for their service to the Company in calendar year 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Largest Owners of Ballantyne Shares

The following table shows each person or entity that Ballantyne knows to be the beneficial owner of more than five percent of the Company’s outstanding common stock as of April 15, 2021:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Fundamental Global Investors, LLC 136 Corporate Park Drive, Suite G Mooresville, NC 28117	5,503,891	(3)	30.1%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	972,439	(4)	5.3%

(1)	This information is based on a Schedule 13G, as amended, and a Form 4 filed with the SEC. Fundamental Global Investors, LLC (“Fundamental Global”) filed a Form 4 on December 4, 2020, and Dimensional Fund Advisors LP (“Dimensional”) filed an amended Schedule 13G on February 12, 2021.

(2)	Based upon 18,301,544 shares outstanding on April 15, 2021.

(3)	Fundamental Global has shared voting and dispositive power over 5,164,787 shares, representing approximately 28.2% of the Company’s outstanding shares of common stock. Mr. Cerminara, Chairman of our Board of Directors and our former Chief Executive Officer, serves as Chief Executive Officer, Co-Founder and Partner of Fundamental Global. Mr. Cerminara beneficially owns an additional 339,104 shares (including 26,000 shares purchasable pursuant to stock options held by Mr. Cerminara exercisable within 60 days of April 15, 2021 and 25,000 shares potentially issuable upon the vesting of restricted stock units (sometimes referred to as “RSUs”) within 60 days of April 15, 2021), thus increasing the total number of shares beneficially owned by Fundamental Global to 5,503,891 shares, or approximately 30.1% of the Company’s outstanding shares of common stock. Fundamental Global, on behalf of the funds managed by it, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purchase of up to 1.0 million shares of the Company’s common stock (the “10b5-1 Plan”). The 10b5-1 Plan became effective on April 2, 2020, and included a termination date of April 2, 2021, or such earlier date as set forth in the 10b5-1 Plan. The 10b5-1 Plan terminated prior to the end of 2020 as a result of Transactions under the 10b5-1 Plan, which were reported to the SEC in accordance with applicable securities laws, rules and regulations.

(4)	Dimensional reported that it has sole voting power over 946,750 shares and sole dispositive power over 972,439 shares, or approximately 5.3% of the Company’s outstanding shares of common stock. Dimensional reported that the funds, group trusts and separate accounts it provides investment management or adviser services to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts which are reported as beneficially owned by Dimensional.

Share Ownership of Directors and Officers

The following chart sets forth, as of the close of business on April 15, 2021, certain information concerning beneficial ownership of common stock by each director of the Company, each of the Named Executive Officers, and all current directors and executive officers as a group. The address for each director and executive officer listed is: c/o Ballantyne Strong, Inc., 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209.

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock(2)
Mark D. Roberson, Chief Executive Officer	95,715	(3)	*
Todd R. Major, Chief Financial Officer	20,000	(4)	*
Ray F. Boegner, President of Strong Entertainment	301,685	(5)	1.6%
D. Kyle Cerminara, Chairman	5,503,891	(6)	30.1%
William J. Gerber, Director	52,840	(7)	*
Charles T. Lanktree, Director	57,853	(8)	*
Robert J. Roschman, Director	62,253	(9)	*
Ndamukong Suh, Director	48,839	(10)	*
All current directors and executive officers as a group (8 persons)	6,143,076	(11)	33.6%

*	Less than 1% of common stock outstanding.

(1)	Each director and Named Executive Officer listed in the table owns all outstanding shares directly and has sole voting and investment power over such shares unless otherwise specified below.

(2)	Based upon 18,301,544 shares of common stock outstanding as of April 15, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such persons have voting or investment power with respect to the securities. Each named person is deemed to be the beneficial owner of shares of common stock that may be acquired within 60 days of April 15, 2021, upon the exercise of stock options and vesting of RSUs. Accordingly, the number of shares and percentage set forth next to the name of such person, and all current directors and executive officers as a group, includes shares of directly owned common stock (including shares of restricted common stock, if any), shares of common stock purchasable pursuant to stock options exercisable within 60 days of April 15, 2021 and shares of common stock potentially issuable upon the vesting of restricted stock units within 60 days of April 15, 2021. However, the shares of common stock so issuable upon the exercise of stock options or vesting of restricted stock units held by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(3)	Includes 52,048 shares of common stock directly owned by Mr. Roberson, 22,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2021, and 21,667 shares potentially issuable upon the vesting of RSUs within 60 days of April 15, 2021. Does not include (i) 16,667 shares potentially issuable upon the vesting of RSUs granted on December 4, 2018, (ii) 21,667 shares potentially issuable upon the vesting of RSUs granted on June 6, 2019, (iii) 40,000 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020, (iv) 24,000 shares potentially issuable upon the exercise of stock options granted on December 4, 2018, (v) 24,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019, and (vi) 20,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(4)	Includes 10,000 shares of common stock directly owned by Mr. Major and 10,000 shares potentially issuable upon the vesting of RSUs within 60 days of April 15, 2021. Does not include (i) 10,000 shares potentially issuable upon the vesting of RSUs granted on May 31, 2019, (ii) 20,000 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020, and (iii) 10,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(5)	Includes 181,352 shares of common stock directly owned by Mr. Boegner, 107,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2021, and 13,333 shares potentially issuable upon the vesting of RSUs within 60 days of April 15, 2021. Does not include (i) 13,334 shares potentially issuable upon the vesting of RSUs granted on June 6, 2019, (ii) 30,000 shares potentially issuable upon the vesting of RSUs granted on June 6, 2019, (iii) 8,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017, (iv) 20,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, (v) 12,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019, and (vi) 15,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(6)	Includes 265,124 shares of common stock directly owned by Mr. Cerminara, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 26,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2021 and 25,000 RSUs that will vest within 60 days of April 15, 2021. Also includes 5,164,787 shares of common stock beneficially owned by Fundamental Global, which, with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of Fundamental Global, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global. Mr. Cerminara disclaims beneficial ownership of the shares beneficially owned by Fundamental Global. Does not include (i) 25,000 shares potentially issuable pursuant to RSUs granted on June 6, 2019, (ii) 28,662 shares potentially issuable pursuant to RSUs granted on July 1, 2020, (iii) 30,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, and (iv) 24,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019.

(7)	Includes 52,840 shares of common stock directly owned by Mr. Gerber. Does not include (i) 9,709 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, and (ii) 28,662 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020.

(8)	Includes 50,353 shares of common stock directly owned by Mr. Lanktree and 7,500 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Does not include (i) 9,709 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, and (ii) 28,662 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020.

(9)	Includes 62,253 shares of common stock directly owned by Mr. Roschman. Does not include (i) 9,709 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, and (ii) 28,662 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020.

(10)

Includes 48,839 shares of common stock directly owned by Mr. Suh. Does not include (i) 9,709 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, and (ii) 28,662 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020.

(11)	Includes 722,809 shares directly owned by all current directors and executive officers as a group, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 7,500 shares held by the Donna B. Lanktree Family Trust, 155,000 shares purchasable pursuant to stock options exercisable within 60 days of April 15, 2021, 70,000 shares potentially issuable upon the vesting of RSUs within 60 days of April 15, 2021, and 5,164,787 shares held by Fundamental Global.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,614,187	(1)	$3.99	2,190,349	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,614,187		$3.99	2,190,349

(1)	Includes 257,000 securities to be issued upon exercise of outstanding options under our 2010 Long-Term Incentive Plan; and 752,500 securities to be issued upon exercise of outstanding options and 604,687 securities to be issued upon vesting of RSUs under our 2017 Plan.

(2)	All shares available for future issuance are under the 2017 Plan, as amended and restated effective October 28, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

The Company’s Audit Committee Charter requires the Audit Committee to review policies and procedures regarding transactions between the Company and officers, directors and other related parties that are not a normal part of the Company’s business. There are no formal written policies or procedures used by Board of Directors or the Audit Committee to review, approve or ratify related party transactions. Rather, the Board of Directors or the Audit Committee reviews all related party transactions on a case-by-case basis for potential conflict of interest situations on an ongoing basis and uses its discretion in approving all such transactions. The Board of Directors or the Audit Committee will apply the standards of Item 404(a) of Regulation S-K when evaluating certain relationships and related transactions.

On an annual basis, the Company determines whether there are any related party transactions that need to be evaluated and approved by the Board of Directors or the Audit Committee based on the responses received from each director and executive officer based on an annual questionnaire completed by the director or executive officer. While there are no formal written policies or procedures used, the Board of Directors or the Audit Committee may consider the following factors in evaluating related party transactions:

●	the nature of the related person’s interest in the transaction;

●	the presence of standard prices, rates, charges or terms otherwise consistent with arms-length dealings with unrelated third parties;

●	the materiality of the transaction to each party;

●	the reasons for the Company entering into the transaction with the related person;

●	the potential effect of the transaction on the status of a director as an independent, outside or disinterested director or committee member; and

●	any other factors the Board of Directors or the Audit Committee may deem relevant.

All of the arrangements discussed below were approved by the Audit Committee and/or the independent members of our Board of Directors.

Fundamental Global Investors, LLC

Firefly Transactions

As previously disclosed and described in the Company’s SEC filings, in 2019 and 2020 the Company and its subsidiaries entered into several transactions with Firefly Systems, Inc. (“Firefly”). As a result of such transactions, the Company and its subsidiaries held a total of approximately $13 million of Firefly’s Series A-2 and Series A-3 preferred shares as of December 31, 2020. Also as part of such transactions, D. Kyle Cerminara, Chairman of the Board of Directors and a principal of the Company’s largest stockholder, was appointed to Firefly’s board of directors on August 3, 2020.

Indemnification Obligations

The funds managed by Fundamental Global, including the funds that directly own shares of our common stock, have agreed to indemnify Fundamental Global and its principals, including Mr. Cerminara, or any other person designated by Fundamental Global, for claims arising from Mr. Cerminara’s service on our Board of Directors, provided that a fund’s indemnity obligations are secondary to any obligations we may have with respect to Mr. Cerminara’s service on our Board of Directors.

Itasca Financial LLC

On May 19, 2020, the Company entered into a Financial and Consulting Services Agreement (the “Itasca Financial Agreement”) with Itasca Financial LLC (“Itasca Financial”), pursuant to which Itasca Financial agreed to advise the Company on aspects of its strategic direction. During the year ended December 31, 2020, the Company paid $130,000 to Itasca Financial. The parties have agreed to suspend the Itasca Financial Agreement indefinitely. The Itasca Financial Agreement may be terminated by either party at any time with prior written notice of at least 30 calendar days .Upon termination of the Itasca Financial Agreement by either party, the Company has agreed to pay Itasca Financial a termination fee of $100,000, which can be payable in a combination of cash and stock at the Company’s discretion, and if any such fee is paid in stock, then the Company has agreed to grant Itasca Financial unlimited piggyback registration rights for such stock. The Itasca Financial Agreement also includes expense reimbursement provisions and indemnification provisions in favor of Itasca Financial and its affiliates.

The Company is a stockholder of FG Financial Group, Inc. (formerly 1347 Property Insurance Holdings, Inc.) (“FG Financial”), and Larry G. Swets, Jr. serves as Chief Executive Officer and principal executive officer of FG Financial and as a member of its board of directors. In addition, Mr. Swets founded and serves as the managing member of Itasca Financial, which provides services to the Company, as described above.

Indemnification Agreements

On September 1, 2020, the Company entered into indemnification agreements with each of its directors and executive officers. Under the terms of the indemnification agreements, subject to certain exceptions specified in the indemnification agreements, the Company will, among other things, indemnify its directors and executive officers to the fullest extent permitted by law in the event such director or executive officer becomes subject to or a participant in certain claims or proceedings as a result of his service as a director or officer. The Company will also, subject to certain exceptions and repayment conditions, advance to such director or executive officer specified indemnifiable expenses incurred in connection with such claims or proceedings.

As discussed above, the funds managed by Fundamental Global have agreed to certain indemnification obligations, which are secondary to any obligations we may have with respect to Mr. Cerminara’s service on our Board of Directors.

DIRECTOR INDEPENDENCE

The Board of Directors is composed of a majority of independent directors as defined by the listing requirements of the NYSE American. The Board of Directors has determined that Messrs. Gerber, Lanktree, Roschman and Suh are independent directors of the Company under the listing standards adopted by the NYSE American. In making these independence determinations, the Board of Directors considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board of Directors considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board of Directors determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence. Our independent directors meet in an executive session at least once per year. All standing committee members are independent for the purpose of the committees on which they serve.

Item 14. Principal Accounting Fees and Services

Haskell & White has served as the Company’s independent registered public accounting firm since April 11, 2019. The following table sets forth the aggregate fees for professional services rendered by Haskell & White for the years ended December 31, 2020 and December 31, 2019:

	2020	2019
Audit Fees(1)	$238,000	$243,000
Audit-Related Fees(2)	26,257	—
Tax Fees	—	—
All Other Fees	—	—
Total	$264,267	$243,000

(1)	Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including comfort letters, consents, and review of registration statements filed with the SEC.

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

Date: April 28, 2021

