Form 10-Q
period 2021-03-31
BALLANTYNE STRONG, INC.
filed 2021-05-06
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-13906

BALLANTYNE STRONG, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

4201 Congress Street, Suite 175 Charlotte, North Carolina	28209
(Address of Principal Executive Offices)	(Zip Code)

(704) 994-8279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value	BTN	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 3, 2021
Common Stock, $0.01 par value	18,301,544 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,317	$4,435
Restricted cash	150	352
Accounts receivable (net of allowance for doubtful accounts of $958 and $1,006, respectively)	4,565	5,558
Inventories, net	2,340	2,264
Current assets of discontinued operations	-	3,748
Other current assets	1,769	1,452
Total current assets	31,141	17,809
Property, plant and equipment, net	5,430	5,524
Operating lease right-of-use assets	4,152	4,304
Finance lease right-of-use assets	3	4
Note receivable, net of current portion	2,292	-
Investments	19,484	20,167
Intangible assets, net	282	353
Goodwill	950	938
Long-term assets of discontinued operations	-	6,372
Other assets	1,530	28
Total assets	$65,264	$55,499

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,333	$2,717
Accrued expenses	2,324	2,182
Short-term debt	3,674	3,299
Current portion of operating lease obligations	607	619
Current portion of finance lease obligations	1,047	1,015
Deferred revenue and customer deposits	2,466	2,404
Current liabilities of discontinued operations	-	3,901
Total current liabilities	12,451	16,137
Operating lease obligations, net of current portion	3,672	3,817
Finance lease obligations, net of current portion	817	1,091
Deferred income taxes	2,991	3,099
Long-term liabilities of discontinued operations	-	4,066
Other long-term liabilities	241	223
Total liabilities	20,172	28,433

Commitments, contingencies and concentrations (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 21,095 and 17,596 shares at March 31, 2021 and December 31, 2020, respectively; outstanding 18,301 and 14,802 shares at March 31, 2021 and December 31, 2020, respectively	211	176
Additional paid-in capital	50,295	43,713
Retained earnings	17,465	5,654
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,293)	(3,891)
Total stockholders’ equity	45,092	27,066
Total liabilities and stockholders’ equity	$65,264	$55,499

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net product sales	$3,528	$5,232
Net service revenues	1,244	2,182
Total net revenues	4,772	7,414
Cost of products sold	2,443	3,461
Cost of services	1,169	2,086
Total cost of revenues	3,612	5,547
Gross profit	1,160	1,867
Selling and administrative expenses:
Selling	476	598
Administrative	2,441	3,770
Total selling and administrative expenses	2,917	4,368
Loss from operations	(1,757)	(2,501)
Other income (expense):
Interest income	13	-
Interest expense	(90)	(127)
Foreign currency transaction gain	16	528
Other income, net	142	19
Total other income	81	420
Loss from continuing operations before income taxes and equity method investment loss	(1,676)	(2,081)
Income tax expense	(69)	(342)
Equity method investment (loss) income	(769)	1,369
Net loss from continuing operations	(2,514)	(1,054)
Net income from discontinued operations (Note 3)	14,325	607
Net income (loss)	$11,811	$(447)

Basic and diluted net income (loss) per share
Continuing operations	$(0.15)	$(0.07)
Discontinued operations	0.85	0.04
Basic and diluted net income (loss) per share	$0.70	$(0.03)

Weighted-average shares used in computing net income (loss) per share:
Basic	16,835	14,625
Diluted	16,835	14,625

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$11,811	$(447)
Adjustment to postretirement benefit obligation	(46)	(4)
Unrealized loss on available-for-sale securities of equity method investments, net of tax	-	(76)
Currency translation adjustment:
Unrealized net change arising during period	(356)	(1,205)
Total other comprehensive loss	(402)	(1,285)
Comprehensive income (loss)	$11,409	$(1,732)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066
Net income	-	-	-	11,811	-	-	11,811
Net other comprehensive loss	-	-	-	-	-	(402)	(402)
Vesting of restricted stock	209	2	(9)	-	-	-	(7)
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	314	-	-	-	314
Balance at March 31, 2021	21,095	$211	$50,295	$17,465	$(18,586)	$(4,293)	$45,092

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709
Net loss	-	-	-	(447)	-	-	(447)
Net other comprehensive loss	-	-	-	-	-	(1,285)	(1,285)
Vesting of restricted stock	35	-	-	-	-	-	-
Stock-based compensation expense	-	-	273	-	-	-	273
Balance at March 31, 2020	17,445	$174	$42,862	$5,554	$(18,586)	$(5,754)	$24,250

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(2,514)	$(1,054)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
(Recovery of) provision for doubtful accounts	(32)	747
(Benefit from) provision for obsolete inventory	(3)	89
Provision for warranty	37	53
Depreciation and amortization	274	284
Amortization and accretion of operating leases	184	241
Equity method investment loss (gain)	769	(1,369)
Deferred income taxes	(116)	23
Stock-based compensation expense	314	273
Changes in operating assets and liabilities:
Accounts receivable	975	1,619
Inventories	(53)	(238)
Current income taxes	(68)	(105)
Other assets	(202)	(196)
Accounts payable and accrued expenses	(743)	811
Deferred revenue and customer deposits	286	112
Operating lease obligations	(188)	(240)
Net cash (used in) provided by operating activities from continuing operations	(1,080)	1,050
Net cash provided by operating activities from discontinued operations	186	1,589
Net cash (used in) provided by operating activities	(894)	2,639

Cash flows from investing activities:
Capital expenditures	$(47)	$(282)
Net cash used in investing activities from continuing operations	(47)	(282)
Net cash provied by (used in) investing activities from discontinued operations	12,761	(89)
Net cash provided by (used in) investing activities	12,714	(371)

Cash flows from financing activities:
Principal payments on short-term debt	(79)	(55)
Proceeds from stock issuance, net of costs	6,310	-
Payments of withholding taxes related to net share settlement of equity awards	(7)	-
Payments on capital lease obligations	(242)	(214)
Net cash provided by (used in) financing activities from continuing operations	5,982	(269)
Net cash used in financing activities from discontinued operations	(155)	(409)
Net cash provided by (used in) financing activities	5,827	(678)

Effect of exchange rate changes on cash and cash equivalents	33	5
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	4,888	504
Net increase in cash and cash equivalents and restricted cash from discontinued operations	12,792	1,091
Net increase (decrease) in cash and cash equivalents and restricted cash	17,680	1,595
Cash and cash equivalents and restricted cash at beginning of period	4,787	5,302
Cash and cash equivalents and restricted cash at end of period	$22,467	$6,897

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$22,317	$6,546
Restricted cash	150	351
Total cash and cash equivalents and restricted cash	$22,467	$6,897

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$413	$421

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne Strong” or the “Company”), a Delaware corporation, is a holding company with business operations in the entertainment industry and investments in public and privately held companies. The Company conducts its operations primarily through its Strong Entertainment operating segment, which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. The Company also operates its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, the Company holds minority investment positions in one privately held company and two publicly traded companies.

In August 2020, the Company completed the sale of its Strong Outdoor business segment, and in February 2021, the Company completed the sale of its Convergent business segment. As a result of these divestitures, the Company has presented Strong Outdoor’s and Convergent’s operating results as discontinued operations for all periods presented. See Note 3 for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Significant uncertainty remains surrounding the COVID-19 global pandemic and the extent and duration of the impacts that it may have on the Company, as well as its customers, suppliers, and employees. While cinema and theme park operators in the United States and other parts of the world are in process of returning to “normal”, there continue to be spikes in COVID-19 cases and new variants in various parts of the world that could impact the pace of recovery in our markets. Accordingly, there continues to be a heightened potential for future reserves against trade receivables, inventory write downs and impairments of long-lived assets, goodwill, intangible assets and investments. In the current environment, assumptions about future financial and operational performance, supply chain pricing and availability and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is heightened potential for changes in these views over the remainder of 2021, and potentially beyond.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees as of March 31, 2021 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not impaired. The carrying value of our equity method and cost method investments is reported as “investments” on the condensed consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of March 31, 2021 and December 31, 2020.

Fair values measured on a recurring basis at March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$22,317	$-	$-	$22,317
Restricted cash	150	-	-	150
Total	$22,467	$-	$-	$22,467

Fair values measured on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,435	$-	$-	$4,435
Restricted cash	352	-	-	352
Total	$4,787	$-	$-	$4,787

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the fair value of the Company’s equity method investments was $20.6 million at March 31, 2021 (see Note 7).

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The effective date of the standard is annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in the standard are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. The Company early adopted this ASU effective January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard is annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. As a result of the COVID-19 pandemic, the Company received certain lease concessions in the form of rent deferrals during 2020. The Company chose to implement the policy election provided by the FASB to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of March 31, 2021, the Company had outstanding deferred rent of $0.1 million, which will be paid over the remaining term of the leases.

3. Discontinued Operations

Convergent

As part of a transaction that closed in February 2021, the Company divested its Convergent business segment. The Company’s Convergent business segment delivered digital signage solutions and related services to large multi-location organizations in the United States and Canada.

On February 1, 2021, the Company entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). Pursuant to the Purchase Agreement, a subsidiary of Ballantyne Strong sold 100% of the issued and outstanding limited liability company membership interests (the “Equity Interests”) in Convergent, LLC (“Convergent”) to SageNet. The purchase price for the Equity Interests (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in favor of the Company (the “SageNet Promissory Note”). Per the terms of the SageNet Promissory Note, the Company will receive twelve consecutive equal quarterly payments of principal, plus accrued interest thereon, commencing on March 31, 2022. The Company has elected to record the SageNet Promissory Note using its historical cost basis. Additionally, a portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million. The Company recorded a gain of $14.9 million during the first quarter of 2021 related to the sale of Convergent.

Strong Outdoor

As part of transactions in May 2019 and August 2020, the Company divested its Strong Outdoor business segment. The Company’s Strong Outdoor business segment provided outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City.

On May 21, 2019, Strong Digital Media, LLC (“SDM”), an indirect subsidiary of Ballantyne Strong, entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM agreed to make available to Firefly 300 digital taxi tops. Additionally, the parties agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. Ballantyne Strong is a party to the Unit Purchase Agreement and agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into these agreements, Ballantyne Strong received $4.8 million worth of Firefly’s Series A-2 preferred shares (the “Firefly Series A-2 Shares”). The Firefly Series A-2 Shares, including those subsequently issued pursuant to an earn-out provision, were subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Commercial Agreement and the Unit Purchase Agreement. As part of the Asset Purchase Agreement (as defined and described below), Firefly no longer has an option to repurchase any of the Firefly Series A-2 Shares held by SDM.

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement which the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time as the lease expires. In addition, of the $4.8 million worth of Firefly Series A-2 Shares received, $1.2 million worth of such shares were eligible for repurchase by Firefly if the Company did not exercise the purchase option contained within the master lease agreement. Accordingly, the Company had deferred recognizing an investment related to these Firefly Series A-2 Shares eligible for repurchase until such time it was reasonably certain the Company would exercise the purchase option. The transaction, in effect, transferred control of the underlying asset to Firefly. As additional consideration for the right to use the digital taxi tops, Firefly agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly made on its behalf were variable payments and were not included in the calculation of the selling profit. Therefore, the Company recorded the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments were based occurred. As part of the Asset Purchase Agreement (as defined and described below) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. As a result, the Company recognized an additional $1.2 million investment during the year ended December 31, 2020 related to the Firefly Series A-2 Shares that were previously eligible for repurchase by Firefly.

The Unit Purchase Agreement contained an earnout provision pursuant to which SDM obtained additional Firefly Series A-2 Shares. The earnout period was from May 22, 2019 through June 30, 2020. SDM was eligible to earn additional Firefly Series A-2 Shares equivalent to the cash collections under certain digital top contracts that were in place at the closing of the transaction. Ballantyne Strong received the shares earned pursuant to the earnout provision on August 3, 2020. In connection with the additional Firefly Series A-2 Shares that were received pursuant to the earnout, Ballantyne Strong recorded an additional $0.7 million gain on the Firefly transaction during the year ended December 31, 2020.

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

As consideration for entering into the Asset Purchase Agreement, SDM received approximately $0.6 million in cash consideration and approximately $3.2 million worth of Firefly Series A-3 preferred shares (the “Firefly Series A-3 Shares”). In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, (i) SDM received approximately $1.1 million worth of Firefly’s Series A-2 Shares, which constituted the remaining shares to be issued pursuant to the Unit Purchase Agreement; (ii) Firefly no longer had an option to repurchase any of the Series A-2 Shares held by SDM; (iii) all accounts payable to Firefly were cancelled and forgiven; and (iv) the Commercial Agreement dated May 21, 2019 was terminated, which relieved Ballantyne Strong of its obligation to exercise the purchase option contained within the master lease agreement. Ballantyne Strong recorded a gain of approximately $5.3 million during the third quarter of 2020 as a result of the transaction. As of March 31, 2021, SDM held approximately $5.7 million worth of Firefly Series A-2 Shares, which included the shares issued to SDM as part of the May 2019 transaction and $7.4 million worth of Firefly Series A-3 Shares.

As contemplated by the Asset Purchase Agreement, Firefly Series A-2 Shares are held by SDM. Additionally, the previously issued Firefly Series A-2 Shares held by Fundamental Global Venture Partners, LP (“FGVP”), an investment fund that was managed by Fundamental Global Investors, LLC in which SDM was the sole limited partner, were transferred to SDM. The Asset Purchase Agreement includes customary representations and warranties. In connection with the Asset Purchase Agreement, SDM agreed to indemnify Firefly for excluded liabilities related to the transferred business.

Ballantyne Strong entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly, pursuant to which Ballantyne Strong agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens, until no later than December 31, 2022, and to provide transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. As consideration for entering into the Master Services Agreement, Ballantyne Strong received $2.0 million in cash consideration.

The major classes of assets and liabilities included as part of discontinued operations as of December 31, 2020 are as follows (in thousands):

	December 31, 2020
	Convergent	Strong Outdoor	Total
Accounts receivable, net	$3,065	$-	$3,065
Inventories, net	312	-	312
Other current assets	371	-	371
Total current assets of discontinued operations	3,748	-	3,748
Property, plant and equipment, net	3,172	-	3,172
Intangible assets, net	753	-	753
Operating lease right-of-use assets	212	-	212
Finance lease right-of-use assets	2,235	-	2,235
Total long-term assets of discontinued operations	6,372	-	6,372
Total assets of discontinued operations	$10,120	$-	$10,120

Accounts payable	$449	$-	$449
Accrued expenses	812	-	812
Current portion of long-term debt	1,075	-	1,075
Current portion of operating lease obligation	108	-	108
Current portion of finance lease obligation	859	-	859
Deferred revenue and customer deposits	598	-	598
Total current liabilities of discontinued operations	3,901	-	3,901
Long-term debt, net of current portion	2,340	-	2,340
Operating lease obligation, net of current portion	107	-	107
Finance lease obligation, net of current portion	1,530	-	1,530
Other long-term liabilities	89	-	89
Total long-term liabilities of discontinued operations	4,066	-	4,066
Total liabilities of discontinued operations	$7,967	$-	$7,967

The major line items constituting the net income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Net revenues	$1,472	$-	$1,472	$4,963	$1,197	$6,160
Cost of revenues	746	-	746	2,940	836	3,776
Gross profit	726	-	726	2,023	361	2,384
Selling and administrative expenses	1,241	-	1,241	1,101	704	1,805
(Loss) income from operations	(515)	-	(515)	922	(343)	579
Gain on Convergent transaction	14,937	-	14,937	-	-	-
Gain on Firefly transaction	-	-	-	-	270	270
Other expense	(39)	-	(39)	(184)	-	(184)
Income (loss) from discontinued operations	14,383	-	14,383	738	(73)	665
Income tax expense	(58)	-	(58)	(58)	-	(58)
Total net income (loss) from discontinued operations	$14,325	$-	$14,325	$680	$(73)	$607

4. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine whether they are distinct, whether the items have value on a standalone basis, and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2021 or December 31, 2020.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$2,047	$-	$2,047	$2,956	$-	$2,956
Digital equipment sales	1,175	-	1,175	1,649	-	1,649
Extended warranty sales	32	-	32	159	-	159
Other product sales	274	-	274	468	-	468
Total product sales	3,528	-	3,528	5,232	-	5,232
Field maintenance and monitoring services	863	-	863	1,804	-	1,804
Installation services	71	-	71	257	-	257
Other service revenues	10	300	310	20	101	121
Total service revenues	944	300	1,244	2,081	101	2,182
Total	$4,472	$300	$4,772	$7,313	$101	$7,414

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

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to its Strong Entertainment customers. These contracts are generally 12 months in length. Revenue related to service contracts is recognized ratably over the term of the agreement.

In addition to selling service contracts, the Company also performs discrete time and materials-based maintenance and repair work for customers in the Strong Entertainment segment. Revenue related to time and materials-based maintenance and repair work is recognized at the point in time when the performance obligation has been fully satisfied.

Installation services

The Company performs installation services for its Strong Entertainment customers and recognizes revenue upon completion of the installations.

Extended warranty sales

The Company sells extended warranties to its Strong Entertainment customers. When the Company is the primary obligor, revenue is recognized on a gross basis ratably over the term of the extended warranty. In third party extended warranty sales, the Company is not the primary obligor, and revenue is recognized on a net basis at the time of the sale.

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$3,756	$4	$3,760	$5,715	$4	$5,719
Over time	716	296	1,012	1,598	97	1,695
Total	$4,472	$300	$4,772	$7,313	$101	$7,414

At March 31 2021, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $2.0 million. The Company expects to recognize $1.3 million of unearned revenue amounts during the remainder of 2021 and $0.7 million during 2022.

5. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses from continuing operations in all periods presented, there were no differences between average shares used to compute basic and diluted loss per share for the three months ended March 31, 2021 and 2020. The following table summarizes the weighted average shares used to compute basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding:
Basic weighted average shares outstanding	16,835	14,625
Dilutive effect of stock options and certain non-vested restricted stock units	-	-
Diluted weighted average shares outstanding	16,835	14,625

Options to purchase 514,500 and 1,057,000 shares of common stock were outstanding as of March 31, 2021 and March 31, 2020, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period. An additional 142,557 and 86,725 common stock equivalents related to options and restricted stock awards were excluded for the three months ended March 31, 2021 and March 31, 2020, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share.

6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and components	$1,485	$1,584
Work in process	289	141
Finished goods	566	539
	$2,340	$2,264

The inventory balances were net of reserves of approximately $0.4 million as of both March 31, 2021 and December 31, 2020.

7. Investments

The following summarizes our investments (dollars in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
FG Financial Group, Inc.	$3,954	20.8%	$4,370	20.9%
GreenFirst Forest Products Inc.	2,378	29.6%	2,697	29.6%
Total Equity Method Investments	6,332		7,067

Cost Method Investment
Firefly Systems, Inc.	13,152		13,100
Total Investments	$19,484		$20,167

Equity Method Investments

The following summarizes the (loss) income of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Entity
FG Financial Group, Inc.	$(416)	$1,417
GreenFirst Forest Products Inc.	(353)	(48)
Total	$(769)	$1,369

FG Financial Group, Inc.

FG Financial Group, Inc. (“FGF”) (formerly 1347 Property Insurance Holdings, Inc.) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses. In September 2020, FGF entered into an agreement pursuant to which FGF purchased 1.1 million shares of its outstanding common stock from an existing shareholder. The purchase of the 1.1 million shares decreased the number of outstanding shares of FGF and increased the Company’s ownership interest to approximately 21%. The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. As of March 31, 2021, Mr. Cerminara was affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the three months ended March 31, 2021 or 2020. Based on quoted market prices, the market value of the Company’s ownership in FGF was $4.8 million at March 31, 2021.

GreenFirst Forest Products, Inc.

GreenFirst Forest Products Inc. (“GreenFirst”) (formerly Itasca Capital Ltd.) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. The Company’s Chairman, Mr. Cerminara, is chairman of the board of directors of GreenFirst, and the Company’s former Co-Chairman, Lewis M. Johnson, is also a member of the board of directors of GreenFirst. These board seats, combined with the Company’s 29.6% ownership of GreenFirst, provide the Company with significant influence over GreenFirst, but not a controlling interest. The Company did not receive dividends from GreenFirst during the three months ended March 31, 2021 or 2020. Based on quoted market prices, the market value of the Company’s ownership in GreenFirst was $15.7 million at March 31, 2021.

On April 12, 2021, GreenFirst announced that it had entered into an asset purchase agreement (the “GreenFirst Purchase Agreement”) pursuant to which it will acquire a portfolio of forest and paper product assets (the “Assets”) at a purchase price of approximately US$214 million. GreenFirst announced that it intends to file a prospectus to conduct a backstopped rights offering (the “Rights Offering”) to finance a portion of the purchase price for the Assets. Pursuant to its announcement, GreenFirst intends to issue three rights (each a “Right”) for each of its outstanding shares of common stock (each a “Common Share”) with each Right being exercisable, at a subscription price of CDN$1.50, to acquire a subscription receipt (each a “Subscription Receipt”). Each Subscription Receipt would, upon the closing of the transactions contemplated by the Agreement and without any further consideration, automatically be exchanged into a Common Share. On April 10, 2021, the Company entered into a commitment letter (the “Commitment”) with GreenFirst pursuant to which the Company agreed to participate in the Rights Offering expected to be conducted by GreenFirst. By entering into the Commitment, the Company committed to exercise the Canadian dollar equivalent of approximately US$1.6 million of the Rights offered in the Rights Offering. The Commitment will terminate, and the Company will be released from its obligations under the Commitment if the Rights Offering is not completed by September 30, 2021, or such later date as agreed to between GreenFirst and the purchaser committed to backstop the Rights Offering.

As of March 31, 2021, the Company’s retained earnings included an accumulated deficit from its equity method investees of approximately $4.8 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the three months ended December 31, 2020 and 2019, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag (in thousands):

For the three months ended December 31,	2020	2019

Revenue (1)	$(243)	$4,340
Operating (loss) income	$(3,178)	$3,977
Net (loss) income	$(3,181)	$8,121

(1) FGF records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

Cost Method Investment

The Company received preferred shares of Firefly in connection with the transactions with Firefly in May 2019 and August 2020. See Note 3 for additional details. In addition, on August 3, 2020, the Company’s Canadian subsidiary, Strong/MDI Screen Systems, Inc. (“Strong/MDI”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Firefly, pursuant to which Strong/MDI agreed to purchase $4.0 million worth of Firefly Series A-3 Shares. The Company and its affiliated entities have designated Kyle Cerminara, Chairman of the Company’s board of directors and a principal of the Company’s largest shareholder, to Firefly’s board of directors.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Land	$51	$51
Buildings and improvements	6,960	6,824
Machinery and other equipment	4,688	4,635
Office furniture and fixtures	864	946
Construction in progress	134	154
Total properties, cost	12,697	12,610
Less: accumulated depreciation	(7,267)	(7,086)
Property, plant and equipment, net	$5,430	$5,524

9. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020	$938
Foreign currency translation adjustment	12
Balance as of March 31, 2021	$950

10. Debt

The Company’s short-term debt consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Short-term debt:
Strong/MDI 20-year installment loan	$2,883	$2,906
Strong/MDI 5-year equipment loan	378	393
Insuranace note payable	413	-
Total short-term debt	$3,674	$3,299

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The credit agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2 to 1, a current ratio (excluding amounts due from related parties) of at least 1.5 to 1 and minimum “effective equity” of CDN$8.0 million. As of March 31, 2021, there was CDN$3.6 million, or approximately $2.9 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 2.95%. As of March 31, 2021, there was CDN$0.5 million, or approximately $0.4 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 2.95%. Strong/MDI was in compliance with its debt covenants as of March 31, 2021.

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

The Company elected to not apply the recognition requirements of Accounting Standards Codification Topic 842, “Leases,” to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company elected, as a lessee, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended
	March 31, 2021	March 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$242	$282
Interest on lease liabilities	66	95
Operating lease cost	233	304
Short-term lease cost	15	14
Sublease income	(72)	(97)
Net lease cost	$484	$598

Other information
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$66	$95
Operating cash flows from operating leases	$211	$274
Financing cash flows from finance leases	$242	$212
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

As of March 31, 2021
Weighted-average remaining lease term - finance leases (years)	1.7
Weighted-average remaining lease term - operating leases (years)	7.0
Weighted-average discount rate - finance leases	13.0%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s finance and operating lease liabilities as of March 31, 2021 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$611	$922
2022	706	1,168
2023	656	-
2024	669	-
2025	683	-
Thereafter	1,766	-
Total lease payments	5,091	2,090
Less: Amount representing interest	(812)	(226)
Present value of lease payments	4,279	1,864
Less: Current maturities	(607)	(1,047)
Lease obligations, net of current portion	$3,672	$817

On March 2, 2021, the Company received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleged the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”) pursuant to which the Company’s subsidiaries lease certain digital taxi top advertising signs. The Company has made all required payments to Huntington during the term of the Lease Agreement and expects to continue to make monthly payments on a timely basis. The Default Notice did not allege that the Company has failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleged that the Company violated certain technical covenants in the Lease Agreement. Huntington demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice. The Company disputed Huntington’s assertion that an event of default had occurred under the Lease Agreement and believes that many of the assertions made in the Default Notice are false, and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, the Company provided a written response to Huntington detailing the Company’s position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, and asserting the Company’s good faith belief that the Company has abided by the terms, conditions, and covenants of the Lease Agreement. In order to resolve the situation and avoid the potential costs of a lengthy legal dispute, on April 2, 2021, the Company entered into an Agreement of Forbearance and Conditional Sale (the “Settlement Agreement”) with Huntington and CCA Financial, LLC. The amounts payable by the Company pursuant to the Settlement Agreement include only payments contractually due under the Lease Agreement and do not include any additional penalties, interest, or liquidation damages. The Company agreed to accelerate payment of the $2.1 million remaining payments contractually due under the Lease Agreement and to exercise its option to purchase the leased assets for $1.0 million. The $2.1 million plus sales tax owed under the Lease Agreement was paid upon execution of the Settlement Agreement and the lease equipment buyout will be paid in twelve monthly installments from June 1, 2021 to May 1, 2022. Upon payment in full, the Lease Agreement and all obligations thereunder will terminate.

12. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2021 and December 31, 2020.

During the quarter ended March 31, 2021, the Company sold its Convergent business segment. As a result, this business segment is categorized as discontinued operations for the periods presented. The Company has sufficient net operating losses to offset Federal taxable income/loss from these discontinued operations as well as the tax effects related to the gain on sale of discontinued operations. State income tax expense related to the operations and sale of this entity has been allocated to discontinued operations.

The Tax Cuts and Jobs Act of 2017 provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three months ended March 31, 2021 and comparative March 31, 2020, as well as December 31, 2020.

Changes in tax laws may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act made significant changes to Federal tax laws, including certain changes that are retroactive to the 2019 tax year. The effects of these changes relate to deferred tax assets and net operating losses; all of which are offset by valuation allowance. There were no material income tax consequences of this enacted legislation on the reporting period of these condensed consolidated financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2017 through 2019. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.3 million for each of the three months ended March 31, 2021 and 2020.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of March 31, 2021, 2,431,856 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,009,500	$3.99	7.3	$51
Granted	-
Exercised	-
Forfeited	(142,000)	4.14
Expired	(178,000)	5.05
Outstanding at March 31, 2021	689,500	$3.69	7.3	$144
Exercisable at March 31, 2021	343,000	$4.69	6.2	$7

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of March 31, 2021, 346,500 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	604,687	$2.38
Granted	78,493	2.01
Shares vested	(212,699)	3.12
Shares forfeited	-
Non-vested at March 31, 2021	470,481	$2.17

As of March 31, 2021, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $1.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company may settle certain claims. The Company does not expect the resolution of these cases to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Concentrations

The Company’s top ten customers accounted for approximately 56% of consolidated net revenues during the three months ended March 31, 2021. Trade accounts receivable from these customers represented approximately 35% of net consolidated receivables at March 31, 2021. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three months ended March 31, 2021 and its net consolidated receivables as of March 31, 2021. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable and the SageNet Promissory Note. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

15. Business Segment Information

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

Summary by Business Segments

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net revenues
Strong Entertainment	$4,472	$7,313
Other	300	101
Total net revenues	4,772	7,414

Gross profit
Strong Entertainment	889	1,795
Other	271	72
Total gross profit	1,160	1,867

Operating loss
Strong Entertainment	(247)	(374)
Other	(13)	(206)
Total segment operating income	(260)	(580)
Unallocated administrative expenses	(1,497)	(1,921)
Loss from operations	(1,757)	(2,501)
Other income, net	81	420
Loss from continuing operations before income taxes and equity method investment loss	$(1,676)	$(2,081)

(In thousands)	March 31, 2021	December 31, 2020
Identifiable assets
Strong Entertainment	$24,084	$21,408
Corporate assets	41,180	23,971
Discontinued operations	-	10,120
Total	$65,264	$55,499

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2021	2020
Net revenues
United States	$4,149	$5,851
Canada	197	408
China	2	201
Mexico	16	78
Latin America	42	276
Europe	51	194
Asia (excluding China)	132	258
Other	183	148
Total	$4,772	$7,414

(In thousands)	March 31, 2021	December 31, 2020
Identifiable assets
United States	$46,830	$34,924
Canada	18,434	20,575
Total	$65,264	$55,499

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the following risks and uncertainties: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition; the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these investments; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic); economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of the COVID-19 pandemic on the companies in which the Company holds investments; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic); the adequacy of insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may be further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

Ballantyne Strong, Inc. (“Ballantyne Strong,” “the Company,” “we,” “our,” and “us”) is a holding company with business operations in the entertainment industry and investments in public and privately held companies. Our Strong Entertainment segment includes one of the largest manufacturers of premium projection screens and customized screen support systems, and we also distribute other products and provide technical support services to the cinema, amusement park and other markets.

In connection with the sale of our Strong Outdoor operating business to Firefly Systems, Inc. (“Firefly”) in August 2020, we entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly. Pursuant to the Master Services Agreement, we agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens until no later than December 31, 2022 and transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. In addition, we use our facility in Alpharetta, Georgia for our Digital Ignition technology incubator and co-working facility. These business operations are included within “Other” when comparing our results of operations for 2021 to 2020.

We sold the operations of our Strong Outdoor business segment during August 2020 and the operations of our Convergent business segment during February 2021. As a result of these divestitures, we have presented Strong Outdoor’s and Convergent’s operating results as discontinued operations for all periods presented. Note 3 to the condensed consolidated financial statements contains additional information regarding these transactions. Accordingly, all comparisons of results of operations exclude results of the discontinued operations unless otherwise stated.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Net revenues	$4,772	$7,414	$(2,642)	(35.6)%
Cost of revenues	3,612	5,547	(1,935)	(34.9)%
Gross profit	1,160	1,867	(707)	(37.9)%
Gross profit percentage	24.3%	25.2%
Selling and administrative expenses	2,917	4,368	(1,451)	(33.2)%
Loss from operations	(1,757)	(2,501)	744	(29.7)%
Other income	81	420	(339)	(80.7)%
Loss before income taxes and equity method investment (loss) income	(1,676)	(2,081)	405	(19.5)%
Income tax expense	(69)	(342)	273	(79.8)%
Equity method investment (loss) income	(769)	1,369	(2,138)	(156.2)%
Net loss from continuing operations	$(2,514)	$(1,054)	$(1,460)	138.5%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues

Net revenues during the quarter ended March 31, 2021 decreased 35.6% to $4.8 million from $7.4 million during the quarter ended March 31, 2020. The decrease in consolidated net revenue was primarily due to the impact of COVID-19 on our Strong Entertainment business.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$4,472	$7,313	$(2,841)	(38.8)%
Other	300	101	199	197.0%
Total net revenues	$4,772	$7,414	$(2,642)	(35.6)%

Strong Entertainment

Revenue from Strong Entertainment decreased 38.8% to $4.5 million in the first quarter of 2021 from $7.3 million in the first quarter of 2020. We started experiencing the negative effects of the COVID-19 pandemic late in the first quarter of 2020. The $2.8 million year-over-year decline in revenue was primarily due to decreased in revenues from screens systems, equipment sales and field maintenance and monitoring services, which were partially offset by an increase in revenue from our Eclipse curvilinear screen projects.

While some major markets have eased COVID-19 related restrictions, or lifted them entirely, we continue to expect the pace of recovery of our Strong Entertainment revenue will be dependent upon the overall measures in place to control COVID-19 and when studios begin to market and distribute their backlog of new releases to the market. Studios are currently expected to begin release more major blockbusters starting in July 2021, which we expect to provide a major boost to the industry and to our customers. In addition, we believe many of our customers will benefit from government programs such as the recently announced Shuttered Venue Operators Grant, which has allocated over $16 billion of assistance to the entertainment industry.

Gross Profit

Consolidated gross profit decreased 37.9% to $1.2 million during the quarter ended March 31, 2021 from $1.9 million during the quarter ended March 31, 2020. As a percentage of revenue, gross profit was 24.3% and 25.2% for the quarters ended March 31, 2021 and March 31, 2020, respectively.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$889	$1,795	$(906)	(50.5)%
Other	271	72	199	276.4%
Total gross profit	$1,160	$1,867	$(707)	(37.9)%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $0.9 million or 19.9% of revenues in the first quarter of 2021 compared to $1.8 million or 24.5% of revenues in the first quarter of 2020. The decrease in gross profit dollars was primarily attributable to the decline in screen, equipment and field service revenues related to COVID-19. The impact of lower revenues was somewhat mitigated by actions taken to control costs, including the furlough of production employees and technicians, management salary reductions, payroll subsidies received from the Canadian government and other similar actions taken to manage costs.

Operating Loss

Consolidated operating loss was $1.8 million in the first quarter of 2021 compared to $2.5 million in the first quarter of 2020.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$(247)	$(374)	$127	(34.0)%
Other	(13)	(206)	193	(93.7)%
Total segment operating loss	(260)	(580)	320	(55.2)%
Unallocated administrative expenses	(1,497)	(1,921)	424	(22.1)%
Total operating loss	$(1,757)	$(2,501)	$744	(29.7)%

Strong Entertainment generated an operating loss of $0.2 million in the first quarter of 2021 compared to $0.4 million in the first quarter of 2020. The decrease in operating loss was primarily due to lower bad debt expense, actions taken to reduce operating expenses, including furloughs, headcount reductions, temporary salary cuts and wage subsidies, and lower travel and entertainment expenses, which was partially offset by the decline in revenues as discussed above.

Unallocated administrative expenses decreased to $1.5 million in the first quarter of 2021 compared to $1.9 million in the first quarter of 2020. The decrease was driven primarily by lower compensation and benefits, as well as reductions in information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income of $0.1 million during the first quarter of 2021 primarily consisted of a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada, partially offset by $0.1 million of interest expense. For the first quarter of 2020, total other income of $0.4 million primarily consisted of $0.5 million of foreign currency transaction adjustments, partially offset by 0.1 million of interest expense.

Income tax expense was approximately $0.1 million during the first quarter of 2021 compared to $0.3 million during the first quarter of 2020. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded equity method investment loss of $0.8 million during the first quarter of 2021, consisting of $0.4 million each from FGF and GreenFirst. We recorded equity method investment income of $1.4 million in the first quarter of 2020, consisting of equity method investment gains of $1.4 million from FGF and a loss of $48 thousand from GreenFirst. Although we recorded equity investment losses from FGF and GreenFirst during the first quarter of 2021, the market value of these investments, as estimated using their closing stock prices, was $20.6 million as of March 31, 2021 compared to a carrying value of $6.3 million.

As a result of the items outlined above, we generated a net loss from continuing operations of $2.5 million, or $0.15 per basic and diluted share, in the first quarter of 2021, compared to a net loss from continuing operations of $1.1 million, or $0.07 per basic and diluted share, in the first quarter of 2020.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, investments, and other general corporate activities. Our capital expenditures during 2020 included costs incurred in the construction of the Strong Entertainment production facility in Quebec, Canada that sustained damage as a result of inclement weather.

We ended the first quarter of 2021 with total cash and cash equivalents and restricted cash of $22.5 million compared to $4.8 million as of December 31, 2020. Of the $22.5 million as of March 31, 2021, $2.0 million was held by our Canadian subsidiary, Strong/MDI, and $0.2 million was restricted. Strong/MDI also makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of March 31, 2021, the parent company had outstanding intercompany loans from Strong/MDI of approximately $34.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay Canadian withholding taxes, which have been fully accrued as of March 31, 2021.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and to manage working capital. We also implemented targeted furloughs, headcount reductions and temporary salary cuts for our executive officers and certain other employees, and our board of directors waived its cash compensation for 2020 in order to reduce expenses. We were able to access liquidity during the second quarter of 2020 by drawing down on Strong/MDI’s revolving credit facility, all of which was repaid prior to the end of 2020.

In February 2021, we entered into two transactions which further strengthened the Company’s balance sheet, increasing the Company’s cash position and reducing the Company’s debt and lease obligation.

On February 1, 2021, we entered into the Purchase Agreement, and closed the transactions contemplated by the Purchase Agreement, with SageNet. The Purchase Price pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in our favor (the “SageNet Promissory Note”). Per the terms of the SageNet Promissory Note, we will receive twelve consecutive equal quarterly payments of principal, plus accrued interest thereon, commencing on March 31, 2022. A portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million.

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

On March 2, 2021, we received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleged the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”) pursuant to which our subsidiaries lease certain digital taxi top advertising signs. We have made all required payments to Huntington during the term of the Lease Agreement and expect to continue to make monthly payments on a timely basis. The Default Notice did not allege that we have failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleged that we violated certain technical covenants in the Lease Agreement. Huntington demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice. We disputed Huntington’s assertion that an event of default had occurred under the Lease Agreement and believe that many of the assertions made in the Default Notice are false and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, we provided a written response to Huntington detailing our position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, and asserting our good faith belief that we have abided by the terms, conditions and covenants of the Lease Agreement. In order to resolve the situation and avoid the potential costs of a lengthy legal dispute, on April 2, 2021, we entered into an Agreement of Forbearance and Conditional Sale (the “Settlement Agreement”) with Huntington and CCA Financial, LLC. The amounts payable by us pursuant to the Settlement Agreement include only payments contractually due under the Lease Agreement and do not include any additional penalties, interest, or liquidation damages. We agreed to accelerate payment of the $2.1 million remaining payments contractually due under the Lease Agreement and to exercise our option to purchase the leased assets for $1.0 million. The $2.1 million plus sales tax owed under the Lease Agreement was paid upon execution of the Settlement Agreement and the lease equipment buyout will be paid in twelve monthly installments from June 1, 2021 to May 1, 2022. Upon payment in full, the Lease Agreement and all obligations thereunder will terminate.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 10 to the condensed consolidated financial statements for a description of our debt as of March 31, 2021.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $1.1 million during the three months ended March 31, 2021 primarily due to the operating loss generated by Strong Entertainment as well as cash outflows for selling and administrative expenses. Net cash provided by operating activities from continuing operations was $1.1 million in the first three months of 2020 primarily due to improvements in working capital, partially offset by the operating loss generated by Strong Entertainment and the cash outflows for selling and administrative expenses.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $47 thousand during the three months ended March 31, 2021, which consisted entirely of capital expenditures. Net cash used in investing activities from continuing operations was $0.3 million in the first three months of 2020, which also consisted entirely of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations was $6.0 million during the three months ended March 31, 2021, which consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $0.3 million of principal payments on finance leases and short-term debt. Net cash used in financing activities from continuing operations was $0.3 million during the three months ended March 31, 2020, which consisted of principal payments on finance leases and short-term debt.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended March 31,
	2021				2020
	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net (loss) income	$(608)	$(1,906)	$14,325	$11,811	$(195)	$(859)	$607	$(447)
Net income from discontinued operations	-	-	(14,325)	(14,325)	-	-	(607)	(607)
Net loss from continuing operations	(608)	(1,906)	-	(2,514)	(195)	(859)	-	(1,054)
Interest expense, net	24	53	-	77	32	95	-	127
Income tax expense	63	6	-	69	287	55	-	342
Depreciation and amortization	236	38	-	274	230	54	-	284
EBITDA	(285)	(1,809)	-	(2,094)	354	(655)	-	(301)
Stock-based compensation expense	-	314	-	314	-	273	-	273
Equity method investment loss (income)	353	416	-	769	48	(1,417)	-	(1,369)
Foreign currency transaction income	(16)	-	-	(16)	(528)	-	-	(528)
Gain on property and casualty insurance recoveries	(148)	-	-	(148)	(16)	-	-	(16)
Severance and other	15	87	-	102	-	-	-	-
Adjusted EBITDA	$(81)	$(992)	$-	$(1,073)	$(142)	$(1,799)	$-	$(1,941)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements for a description of recently issued accounting pronouncements.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2020. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2021.

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

We are named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Ballantyne Strong. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intend to continue to defend these lawsuits. When appropriate, we may settle certain claims. We do not expect the resolution of these cases to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. There were no repurchases during the three months ended March 31, 2021. As of March 31, 2021, there were 636,931 shares that may yet be purchased under the stock repurchase program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Equity Purchase Agreement, dated as of February 1, 2021 between Ballantyne Strong, Inc. and SageNet LLC	8-K	2.1	February 2, 2021

10.1	Underwriting Agreement, dated February 3, 2021, between Ballantyne Strong, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	February 8, 2021

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

†	Exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be supplementally provided to the Securities and Exchange Commission upon request.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 6, 2021	Date:	May 6, 2021

