Form 10-Q
period 2021-06-30
BALLANTYNE STRONG, INC.
filed 2021-08-10
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 5, 2021
Common Stock, $0.01 par value	18,436,686 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,857	$4,435
Restricted cash	150	352
Accounts receivable (net of allowance for doubtful accounts of $808 and $1,006, respectively)	4,455	5,558
Inventories, net	2,834	2,264
Current assets of discontinued operations	-	3,748
Other current assets	4,460	1,452
Total current assets	29,756	17,809
Property, plant and equipment, net	6,406	5,524
Operating lease right-of-use assets	3,998	4,304
Finance lease right-of-use assets	2	4
Note receivable, net of current portion	2,083	-
Investments	19,081	20,167
Intangible assets, net	209	353
Goodwill	963	938
Long-term assets of discontinued operations	-	6,372
Other assets	520	28
Total assets	$63,018	$55,499

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,984	$2,717
Accrued expenses	3,017	2,182
Short-term debt	3,505	3,299
Current portion of operating lease obligations	600	619
Current portion of finance lease obligations	2	1,015
Deferred revenue and customer deposits	2,446	2,404
Current liabilities of discontinued operations	-	3,901
Total current liabilities	11,554	16,137
Operating lease obligations, net of current portion	3,528	3,817
Finance lease obligations, net of current portion	-	1,091
Deferred income taxes	2,843	3,099
Long-term liabilities of discontinued operations	-	4,066
Other long-term liabilities	231	223
Total liabilities	18,156	28,433

Commitments, contingencies and concentrations (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding - - Common stock, par value $.01 per share; authorized 25,000 shares; issued 21,164 and 17,596 shares at June 30, 2021 and December 31, 2020, respectively; outstanding 18,370 and 14,802 shares at June 30, 2021 and December 31, 2020, respectively	212	176
Additional paid-in capital	50,390	43,713
Retained earnings	17,037	5,654
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,191)	(3,891)
Total stockholders’ equity	44,862	27,066
Total liabilities and stockholders’ equity	$63,018	$55,499

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net product sales	$4,198	$2,001	$7,726	$7,232
Net service revenues	1,896	556	3,140	2,740
Total net revenues	6,094	2,557	10,866	9,972
Cost of products sold	2,765	1,620	5,207	5,080
Cost of services	865	830	2,034	2,878
Total cost of revenues	3,630	2,450	7,241	7,958
Gross profit	2,464	107	3,625	2,014
Selling and administrative expenses:
Selling	270	251	747	849
Administrative	2,178	1,931	4,619	5,701
Total selling and administrative expenses	2,448	2,182	5,366	6,550
Income (loss) from operations	16	(2,075)	(1,741)	(4,536)
Other (expense) income:
Interest income	20	-	33	-
Interest expense	(167)	(136)	(257)	(263)
Foreign currency transaction (loss) gain	(234)	(304)	(218)	224
Other income, net	12	100	154	117
Total other (expense) income	(369)	(340)	(288)	78
Loss from continuing operations before income taxes and equity method investment loss	(353)	(2,415)	(2,029)	(4,458)
Income tax expense	(23)	(40)	(92)	(383)
Equity method investment loss	(376)	(1,489)	(1,145)	(120)
Net loss from continuing operations	(752)	(3,944)	(3,266)	(4,961)
Net income from discontinued operations (Note 3)	324	216	14,649	785
Net (loss) income	$(428)	$(3,728)	$11,383	$(4,176)

Basic and diluted net (loss) income per share
Continuing operations	$(0.04)	$(0.27)	$(0.18)	$(0.33)
Discontinued operations	0.02	0.02	0.83	0.05
Basic and diluted net (loss) income per share	$(0.02)	$(0.25)	$0.65	$(0.28)

Weighted-average shares used in computing net (loss) income per share:
Basic	18,322	14,680	17,583	14,653
Diluted	18,322	14,680	17,583	14,653

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(428)	$(3,728)	$11,383	$(4,176)
Adjustment to postretirement benefit obligation	-	-	(46)	(4)
Unrealized loss on available-for-sale securities of equity method investments, net of tax	-	-	-	(76)
Currency translation adjustment:
Unrealized net change arising during period	102	690	(254)	(515)
Total other comprehensive loss	102	690	(300)	(595)
Comprehensive income (loss)	$(326)	$(3,038)	$11,083	$(4,771)

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021

($ and shares in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066
Net income	-	-	-	11,811	-	-	11,811
Net other comprehensive loss	-	-	-	-	-	(402)	(402)
Vesting of restricted stock	209	2	(9)	-	-	-	(7)
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	314	-	-	-	314
Balance at March 31, 2021	21,095	$211	$50,295	$17,465	$(18,586)	$(4,293)	$45,092
Net loss	-	-	-	(428)	-	-	(428)
Net other comprehensive income	-	-	-	-	-	102	102
Vesting of restricted stock	65	1	(73)	-	-	-	(72)
Stock option exercise	4	-	9	-	-	-	9
Stock-based compensation expense	-	-	159	-	-	-	159
Balance at June 30, 2021	21,164	$212	$50,390	$17,037	$(18,586)	$(4,191)	$44,862

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709
Net loss	-	-	-	(447)	-	-	(447)
Net other comprehensive loss	-	-	-	-	-	(1,285)	(1,285)
Vesting of restricted stock	35	-	-	-	-	-	-
Stock-based compensation expense	-	-	273	-	-	-	273
Balance at March 31, 2020	17,445	$174	$42,862	$5,554	$(18,586)	$(5,754)	$24,250
Net loss	-	-	-	(3,728)	-	-	(3,728)
Net other comprehensive income	-	-	-	-	-	690	690
Vesting of restricted stock	107	2	(2)	-	-	-	-
Stock-based compensation expense	-	-	212	-	-	-	212
Balance at June 30, 2020	17,552	$176	$43,072	$1,826	$(18,586)	$(5,064)	$21,424

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(3,266)	$(4,961)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
(Recovery of) provision for doubtful accounts	(134)	553
Provision for obsolete inventory	50	106
Provision for warranty	37	39
Depreciation and amortization	640	566
Amortization and accretion of operating leases	413	482
Equity method investment loss	1,145	120
Deferred income taxes	(273)	72
Stock-based compensation expense	473	485
Changes in operating assets and liabilities:
Accounts receivable	1,213	3,058
Inventories	(568)	(442)
Current income taxes	(160)	(83)
Other assets	(1,564)	(404)
Accounts payable and accrued expenses	(1,540)	1,451
Deferred revenue and customer deposits	433	260
Operating lease obligations	(414)	(479)
Net cash (used in) provided by operating activities from continuing operations	(3,515)	823
Net cash provided by operating activities from discontinued operations	510	1,729
Net cash (used in) provided by operating activities	(3,005)	2,552

Cash flows from investing activities:
Capital expenditures	$(278)	$(319)
Net cash used in investing activities from continuing operations	(278)	(319)
Net cash provided by (used in) investing activities from discontinued operations	12,761	(253)
Net cash provided by (used in) investing activities	12,483	(572)

Cash flows from financing activities:
Principal payments on short-term debt	(295)	(299)
Proceeds from stock issuance, net of costs	6,310	-
Payments of withholding taxes related to net share settlement of equity awards	(80)	-
Proceeds from borrowing under credit facility	-	3,411
Repayment of borrowing under credit facility	-	(2,562)
Proceeds from Paycheck Protection Program Loan	-	3,174
Repayment of Paycheck Protection Program Loan	-	(3,174)
Proceeds from exercise of stock options	9	-
Payments on capital lease obligations	(2,105)	(432)
Net cash provided by financing activities from continuing operations	3,839	118
Net cash used in financing activities from discontinued operations	(155)	(674)
Net cash provided by (used in) financing activities	3,684	(556)

Effect of exchange rate changes on cash and cash equivalents	58	96
Net increase in cash and cash equivalents and restricted cash from continuing operations	104	718
Net increase in cash and cash equivalents and restricted cash from discontinued operations	13,116	802
Net increase in cash and cash equivalents and restricted cash	13,220	1,520
Cash and cash equivalents and restricted cash at beginning of period	4,787	5,302
Cash and cash equivalents and restricted cash at end of period	$18,007	$6,822

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$17,857	$6,470
Restricted cash	150	352
Total cash and cash equivalents and restricted cash	$18,007	$6,822

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$413	$421

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne Strong” or the “Company”), a Delaware corporation, is a holding company with business operations in the entertainment industry and holdings in public and privately held companies. The Company conducts its operations primarily through its Strong Entertainment operating segment, which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. The Company also operates its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, the Company holds minority positions in one privately held company and two publicly traded companies.

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

Significant uncertainty remains surrounding the COVID-19 global pandemic and the extent and duration of the impacts that it may have on the Company, as well as its customers, suppliers, and employees. While cinema and theme park operators in the United States and other parts of the world are in various stages of returning to “normal”, there continue to be spikes in COVID-19 cases and new variants in various parts of the world that could impact the pace of recovery in our markets. Accordingly, there continues to be a heightened potential for future reserves against trade receivables, inventory write downs and impairments of long-lived assets, goodwill, intangible assets and investments. In the current environment, assumptions about future financial and operational performance, supply chain pricing and availability and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is heightened potential for changes in these views over the remainder of 2021, and potentially beyond.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investees as of June 30, 2021 and determined that the Company’s proportionate economic interest in the investees indicate that the investments were not impaired. The carrying value of our equity method and cost method investments is reported as “investments” on the condensed consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2021 and December 31, 2020.

Fair values measured on a recurring basis at June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,857	$-	$-	$17,857
Restricted cash	150	-	-	150
Total	$18,007	$-	$-	$18,007

Fair values measured on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,435	$-	$-	$4,435
Restricted cash	352	-	-	352
Total	$4,787	$-	$-	$4,787

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the fair value of the Company’s equity method investments was $45.8 million at June 30, 2021 (see Note 7).

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

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. As a result of the COVID-19 pandemic, the Company received certain lease concessions in the form of rent deferrals during 2020. The Company chose to implement the policy election provided by the FASB to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of June 30, 2021, the Company does not have any deferred rent outstanding.

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

On May 21, 2019, Strong Digital Media, LLC (“SDM”), an indirect subsidiary of Ballantyne Strong, entered into a Taxicab Advertising Collaboration Agreement (the “Commercial Agreement”) and a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Firefly Systems, Inc. (“Firefly”), pursuant to which SDM agreed to make available to Firefly 300 digital taxi tops. Additionally, the parties agreed to coordinate the fulfilling of SDM’s agreements with the Metropolitan Taxicab Board of Trade, Inc. (“MTBOT”) and Creative Mobile Media, LLC (“CMM”), each dated February 8, 2018. Firefly agreed to fulfill the digital taxi top advertising obligations under the MTBOT agreement and CMM agreement, and SDM agreed to fulfill the non-digital taxi top advertising obligations under the MTBOT agreement and CMM agreement. Ballantyne Strong is a party to the Unit Purchase Agreement and agreed to guarantee the payment obligations of SDM under the Commercial Agreement. As consideration for entering into these agreements, Ballantyne Strong received $4.8 million worth of Firefly’s Series A-2 preferred shares, which were subsequently renamed Firefly Series B-1 Shares (the “Firefly Series B-1 Shares”). The Firefly Series B-1 Shares, including those subsequently issued pursuant to an earn-out provision, were subject to a repurchase option for a period of three years to cover SDM’s indemnity obligations and other post-closing covenants under the Commercial Agreement and the Unit Purchase Agreement. As part of the Asset Purchase Agreement (as defined and described below), Firefly no longer has an option to repurchase any of the Firefly Series B-1 Shares held by SDM.

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement which the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time as the lease expires. In addition, of the $4.8 million worth of Firefly Series B-1 Shares received, $1.2 million worth of such shares were eligible for repurchase by Firefly if the Company did not exercise the purchase option contained within the master lease agreement. Accordingly, the Company had deferred recognizing an investment related to these Firefly Series B-1 Shares eligible for repurchase until such time it was reasonably certain the Company would exercise the purchase option. The transaction, in effect, transferred control of the underlying asset to Firefly. As additional consideration for the right to use the digital taxi tops, Firefly agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly made on its behalf were variable payments and were not included in the calculation of the selling profit. Therefore, the Company recorded the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments were based occurred. As part of the Asset Purchase Agreement (as defined and described below) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. As a result, the Company recognized an additional $1.2 million investment during the year ended December 31, 2020 related to the Firefly Series B-1 Shares that were previously eligible for repurchase by Firefly.

The Unit Purchase Agreement contained an earnout provision pursuant to which SDM obtained additional Firefly Series A-2 Shares. The earnout period was from May 22, 2019 through June 30, 2020. SDM was eligible to earn additional Firefly Series B-1 Shares equivalent to the cash collections under certain digital top contracts that were in place at the closing of the transaction. Ballantyne Strong received the shares earned pursuant to the earnout provision on August 3, 2020. In connection with the additional Firefly Series B-1 Shares that were received pursuant to the earnout, Ballantyne Strong recorded an additional $0.7 million gain on the Firefly transaction during the year ended December 31, 2020.

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

As consideration for entering into the Asset Purchase Agreement, SDM received approximately $0.6 million in cash consideration and approximately $3.2 million worth of Firefly Series A-3 preferred shares (the “Firefly Series A-3 Shares”). In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, (i) SDM received approximately $1.1 million worth of Firefly’s Series B-1 Shares, which constituted the remaining shares to be issued pursuant to the Unit Purchase Agreement; (ii) Firefly no longer had an option to repurchase any of the Series A-2 Shares held by SDM; (iii) all accounts payable to Firefly were cancelled and forgiven; and (iv) the Commercial Agreement dated May 21, 2019 was terminated, which relieved Ballantyne Strong of its obligation to exercise the purchase option contained within the master lease agreement. Ballantyne Strong recorded a gain of approximately $5.3 million during the third quarter of 2020 as a result of the transaction. As of June 30, 2021, SDM held approximately $5.7 million worth of Firefly Series B-1 Shares, which included the shares issued to SDM as part of the May 2019 transaction and $7.4 million worth of Firefly Series B-2 Shares (as defined below).

As contemplated by the Asset Purchase Agreement, Firefly Series B-1 Shares are held by SDM. Additionally, the previously issued Firefly Series B-1 Shares held by Fundamental Global Venture Partners, LP (“FGVP”), an investment fund that was managed by Fundamental Global Investors, LLC in which SDM was the sole limited partner, were transferred to SDM. The Asset Purchase Agreement includes customary representations and warranties. In connection with the Asset Purchase Agreement, SDM agreed to indemnify Firefly for excluded liabilities related to the transferred business.

Ballantyne Strong entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly, pursuant to which Ballantyne Strong agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens, until no later than December 31, 2022, and to provide transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. As consideration for entering into the Master Services Agreement, Ballantyne Strong received $2.0 million in cash consideration which the Company is recognizing as revenue ratably through the end of 2022.

The major classes of assets and liabilities included as part of discontinued operations as of December 31, 2020 are as follows (in thousands):

	December 31, 2020
	Convergent	Strong Outdoor	Total
Accounts receivable, net	$3,065	$-	$3,065
Inventories, net	312	-	312
Other current assets	371	-	371
Total current assets of discontinued operations	3,748	-	3,748
Property, plant and equipment, net	3,172	-	3,172
Intangible assets, net	753	-	753
Operating lease right-of-use assets	212	-	212
Finance lease right-of-use assets	2,235	-	2,235
Total long-term assets of discontinued operations	6,372	-	6,372
Total assets of discontinued operations	$10,120	$-	$10,120

Accounts payable	$449	$-	$449
Accrued expenses	812	-	812
Current portion of long-term debt	1,075	-	1,075
Current portion of operating lease obligation	108	-	108
Current portion of finance lease obligation	859	-	859
Deferred revenue and customer deposits	598	-	598
Total current liabilities of discontinued operations	3,901	-	3,901
Long-term debt, net of current portion	2,340	-	2,340
Operating lease obligation, net of current portion	107	-	107
Finance lease obligation, net of current portion	1,530	-	1,530
Other long-term liabilities	89	-	89
Total long-term liabilities of discontinued operations	4,066	-	4,066
Total liabilities of discontinued operations	$7,967	$-	$7,967

The major line items constituting the net income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Net revenues	$-	$-	$-	$3,646	$242	$3,888
Cost of revenues	-	-	-	2,017	517	2,534
Gross profit	-	-	-	1,629	(275)	1,354
Selling and administrative expenses	-	-	-	987	401	1,388
(Loss) income from operations	-	-	-	642	(676)	(34)
Gain on Convergent transaction	-	-	-	-	-	-
Gain on Firefly transaction	-	-	-	-	432	432
Other income (expense)	233	-	233	(133)	7	(126)
Income (loss) from discontinued operations	233	-	233	509	(237)	272
Income tax benefit (expense)	91	-	91	(56)	-	(56)
Total net income (loss) from discontinued operations	$324	$-	$324	$453	$(237)	$216

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Net revenues	$1,472	$-	$1,472	$8,609	$1,439	$10,048
Cost of revenues	746	-	746	4,957	1,391	6,348
Gross profit	726	-	726	3,652	48	3,700
Selling and administrative expenses	1,241	-	1,241	2,088	1,105	3,193
(Loss) income from operations	(515)	-	(515)	1,564	(1,057)	507
Gain on Convergent transaction	14,937	-	14,937	-	-	-
Gain on Firefly transaction	-	-	-	-	702	702
Other income (expense)	194	-	194	(317)	7	(310)
Income (loss) from discontinued operations	14,616	-	14,616	1,247	(348)	899
Income tax benefit (expense)	33	-	33	(114)	-	(114)
Total net income (loss) from discontinued operations	$14,649	$-	$14,649	$1,133	$(348)	$785

4. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company typically does not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2021 or December 31, 2020.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

The following table disaggregates our revenue by major source for the three months:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$2,440	$-	$2,440	$980	$-	$980
Digital equipment sales	1,308	-	1,308	688	-	688
Extended warranty sales	30	-	30	149	-	149
Other product sales	420	-	420	184	-	184
Total product sales	4,198	-	4,198	2,001	-	2,001
Field maintenance and monitoring services	1,288	-	1,288	350	-	350
Installation services	316	-	316	74	-	74
Other service revenues	26	266	292	42	90	132
Total service revenues	1,630	266	1,896	466	90	556
Total	$5,828	$266	$6,094	$2,467	$90	$2,557

The following table disaggregates our revenue by major source for the six months:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$4,487	$-	$4,487	$3,936	$-	$3,936
Digital equipment sales	2,483	-	2,483	2,336	-	2,336
Extended warranty sales	61	-	61	308	-	308
Other product sales	695	-	695	652	-	652
Total product sales	7,726	-	7,726	7,232	-	7,232
Field maintenance and monitoring services	2,109	-	2,109	2,155	-	2,155
Installation services	430	-	430	332	-	332
Other service revenues	36	565	601	62	191	253
Total service revenues	2,575	565	3,140	2,549	191	2,740
Total	$10,301	$565	$10,866	$9,781	$191	$9,972

Screen system sales

The Company typically recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, usually at time of shipment. However, revenue is recognized upon delivery for certain international shipments with longer shipping transit times because control transfers upon customer delivery. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. For contracts that are long-term in nature, the Company believes that the use of the percentage-of-completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Under the percentage-of-completion method, revenue is recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract.

Digital equipment sales

The Company recognizes revenue on sales of digital equipment when the control of the equipment is transferred, which typically occurs at the time of shipment from the Company’s warehouse or drop-shipment from a third party. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer.

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and months ended June 30, 2021 and 2020 (in thousands):

The following table disaggregates our revenue by the timing of transfer of goods or services for the three months:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$5,098	$6	$5,104	$2,078	$-	$2,078
Over time	730	260	990	389	90	479
Total	$5,828	$266	$6,094	$2,467	$90	$2,557

The following table disaggregates our revenue by the timing of transfer of goods or services for the six months:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$8,854	$10	$8,864	$7,793	$5	$7,798
Over time	1,447	555	2,002	1,988	186	2,174
Total	$10,301	$565	$10,866	$9,781	$191	$9,972

At June 30 2021, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $1.9 million. The Company expects to recognize $1.1 million of unearned revenue amounts during the remainder of 2021 and $0.8 million during 2022.

5. Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share would be computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested shares of restricted stock and restricted stock units. However, because the Company reported losses from continuing operations in all periods presented, there were no differences between average shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020. The following table summarizes the weighted average shares used to compute basic and diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic weighted average shares outstanding	18,322	14,680	17,583	14,653
Dilutive effect of stock options and certain non-vested restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	18,322	14,680	17,583	14,653

A total of 368,269 and 276,788 common stock equivalents related to restricted stock units were excluded for the three and six months ended June 30, 2021, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. A total of 4,882 common stock equivalents related to restricted stock units were excluded for the six months ended June 30, 2020 as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. Options to purchase 257,500 and 927,000 shares of common stock were outstanding as of June 30, 2021 and June 30, 2020, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period.

6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and components	$1,719	$1,584
Work in process	386	141
Finished goods	729	539
	$2,834	$2,264

The inventory balances were net of reserves of approximately $0.4 million as of both June 30, 2021 and December 31, 2020.

7. Investments

The following summarizes our investments (dollars in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
FG Financial Group, Inc.	$3,961	20.7%	$4,370	20.9%
GreenFirst Forest Products Inc.	1,906	20.7%	2,697	29.6%
Total Equity Method Investments	5,867		7,067

Cost Method Investment
Firefly Systems, Inc.	13,214		13,100
Total Investments	$19,081		$20,167

Equity Method Investments

The following summarizes the (loss) income of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Entity
FG Financial Group, Inc.	$7	$(1,420)	$(409)	$(3)
GreenFirst Forest Products Inc.	(383)	(69)	(736)	(117)
Total	$(376)	$(1,489)	$(1,145)	$(120)

FG Financial Group, Inc.

FG Financial Group, Inc. (“FGF”) (formerly 1347 Property Insurance Holdings, Inc.) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses. The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. As of June 30, 2021, Mr. Cerminara was affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the three and six months ended June 30, 2021 or 2020. Based on quoted market prices, the market value of the Company’s ownership in FGF was approximately $9.8 million at June 30, 2021.

GreenFirst Forest Products, Inc.

GreenFirst Forest Products Inc. (“GreenFirst”) (formerly Itasca Capital Ltd.) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. The Company’s Chairman, Mr. Cerminara, is a member of the board of directors of GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provide the Company with significant influence over GreenFirst, but not a controlling interest. The Company did not receive dividends from GreenFirst during the three and six months ended June 30, 2021 or 2020. Based on quoted market prices, the market value of the Company’s ownership in GreenFirst was $36.1 million at June 30, 2021.

On April 12, 2021, GreenFirst announced that it had entered into an asset purchase agreement (the “GreenFirst Purchase Agreement”) pursuant to which it would acquire a portfolio of forest and paper product assets (the “Assets”) at a purchase price of approximately US$214 million. GreenFirst filed a prospectus to conduct a backstopped rights offering (the “Rights Offering”) to finance a portion of the purchase price for the Assets. Pursuant to the prospectus, GreenFirst issued three rights (each a “Right”) for each of its outstanding shares of common stock (each a “Common Share”) with each Right being exercisable, at a subscription price of CDN$1.50, to acquire a subscription receipt (each a “Subscription Receipt”). On July 12, 2021, the Company received 21.1 million Rights. During July 2021, the Company sold 12.9 million Rights, which generated proceeds of approximately CDN$2.1 million, or approximately $1.7 million USD. On July 30, 2021, the Company utilized the $1.7 million USD generated from the sale of Rights and approximately $8.3 million USD of cash on hand to exercise the remaining 8.3 million Rights and acquired Subscription Receipts for a total cost of CDN$12.4 million. Each Subscription Receipt would, upon the closing of the transactions contemplated by the Agreement and without any further consideration, automatically be exchanged into a Common Share. Once the Subscription Receipts are exchanged into Common Shares, the Company will hold approximately 15.3 million common shares of GreenFirst.

As of June 30, 2021, the Company’s retained earnings included an accumulated deficit from its equity method investees of approximately $5.2 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the three and six months ended March 31, 2021 and 2020, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag (in thousands):

For the six months ended March 31,	2021	2020

Revenue (1)	$1,847	$(4,337)
Operating loss	$(4,444)	$(4,534)
Net loss	$(4,384)	$(393)

(1)	FGF records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

Cost Method Investment

The Company received preferred shares of Firefly in connection with the transactions with Firefly in May 2019 and August 2020. See Note 3 for additional details. In addition, on August 3, 2020, the Company’s Canadian subsidiary, Strong/MDI Screen Systems, Inc. (“Strong/MDI”) entered into a Stock Purchase Agreement with Firefly, pursuant to which Strong/MDI agreed to purchase $4.0 million worth of Firefly Series A-3 Shares, which were subsequently renamed Firefly Series B-2 Shares (the “Firefly Series B-2 Shares”). The Company and its affiliated entities have designated Kyle Cerminara, Chairman of the Company’s board of directors and a principal of the Company’s largest shareholder, to Firefly’s board of directors.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Land	$52	$51
Buildings and improvements	7,101	6,824
Machinery and other equipment	5,895	4,635
Office furniture and fixtures	872	946
Construction in progress	129	154
Total properties, cost	14,049	12,610
Less: accumulated depreciation	(7,643)	(7,086)
Property, plant and equipment, net	$6,406	$5,524

9. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2021 (in thousands):

Balance as of December 31, 2020	$938
Foreign currency translation adjustment	25
Balance as of June 30, 2021	$963

10. Debt

The Company’s short-term debt consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Short-term debt:
Strong/MDI 20-year installment loan	$2,864	$2,906
Strong/MDI 5-year equipment loan	363	393
Insuranace note payable	278	-
Total short-term debt	$3,505	$3,299

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consists of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CDN$4.0 million. As of June 30, 2021, there was CDN$3.6 million, or approximately $2.9 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 2.95%. As of June 30, 2021, there was CDN$0.5 million, or approximately $0.4 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 2.95%. Strong/MDI was in compliance with its debt covenants as of June 30, 2021.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance lease cost:
Amortization of right-of-use assets	$1	$219	$243	$432
Interest on lease liabilities	226	88	292	184
Operating lease cost	215	310	449	614
Short-term lease cost	14	14	29	28
Sublease income	(81)	(89)	(153)	(187)
Net lease cost	$375	$542	$860	$1,071

Other information	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$226	$88	$292	$184
Operating cash flows from operating leases	$203	$274	$414	$548
Financing cash flows from finance leases	$1,863	$219	$2,105	$432
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

As of June 30, 2021
Weighted-average remaining lease term - finance leases (years)	0.4
Weighted-average remaining lease term - operating leases (years)	6.8
Weighted-average discount rate - finance leases	13.2%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s operating lease liabilities as of June 30, 2021 (in thousands):

Operating Leases
Remainder of 2021	$408
2022	706
2023	656
2024	669
2025	683
Thereafter	1,766
Total lease payments	4,888
Less: Amount representing interest	(760)
Present value of lease payments	4,128
Less: Current maturities	(600)
Lease obligations, net of current portion	$3,528

On March 2, 2021, the Company received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleged the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”) pursuant to which the Company’s subsidiaries lease certain digital taxi top advertising signs. The Company made all required payments to Huntington during the term of the Lease Agreement. The Default Notice did not allege that the Company has failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleged that the Company violated certain technical covenants in the Lease Agreement. Huntington demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice. The Company disputed Huntington’s assertion that an event of default had occurred under the Lease Agreement and believes that many of the assertions made in the Default Notice are false, and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, the Company provided a written response to Huntington detailing the Company’s position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, and asserting the Company’s good faith belief that the Company has abided by the terms, conditions, and covenants of the Lease Agreement. In order to resolve the situation and avoid the potential costs of a lengthy legal dispute, on April 2, 2021, the Company entered into an Agreement of Forbearance and Conditional Sale (the “Settlement Agreement”) with Huntington and CCA Financial, LLC. The amounts payable by the Company pursuant to the Settlement Agreement include only payments contractually due under the Lease Agreement and do not include any additional penalties, interest, or liquidation damages. The Company agreed to accelerate payment of the $2.1 million remaining payments contractually due under the Lease Agreement and to exercise its option to purchase the leased assets for $1.0 million. The $2.1 million plus sales tax owed under the Lease Agreement was paid upon execution of the Settlement Agreement and the lease equipment buyout will be paid in twelve monthly installments from June 1, 2021 to May 1, 2022. Upon payment in full, the Lease Agreement and all obligations thereunder will terminate.

12. Income Taxes and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2021 and December 31, 2020.

During the first quarter of 2021, the Company sold its Convergent business segment. As a result, this business segment is categorized as discontinued operations for the periods presented. The Company has sufficient net operating losses to offset Federal taxable income from these discontinued operations as well as the tax effects related to the gain on sale of discontinued operations. State income tax expense related to the operations and sale of this entity has been allocated to discontinued operations.

The Tax Cuts and Jobs Act of 2017 provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three and six months ended June 30, 2021 and comparative June 30, 2020, as well as December 31, 2020.

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

The Consolidated Appropriations Act extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (“ARP Act”), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation expanded the group of qualifying business to include businesses with fewer than 500 employees and those who previously qualified for the Paycheck Protection Program (the “PPP Loan”). The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company has determined that the qualifications for the credit were met in the first and second quarters of 2021. In July 2021, the Company applied for a refund of $1.5 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses during the three months ending June 30, 2021. Of the $1.5 million, $0.8 million was recorded within cost of services, $0.1 million was recorded withing selling expenses, $0.4 million was recorded withing general and administrative expenses and $0.2 million was recorded within discontinued operations on the condensed consolidated statement of operations.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million for each of the three months ended June 30, 2021 and 2020 and $0.5 million for each of the six months ended June 30, 2020 and 2021.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of June 30, 2021, 2,457,856 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,009,500	$3.99	7.3	$51
Granted	-
Exercised	(4,000)	2.25		10
Forfeited	(156,000)	4.10
Expired	(190,000)	5.03
Outstanding at June 30, 2021	659,500	$3.68	7.1	$861
Exercisable at June 30, 2021	323,500	$4.47	6.1	$206

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2021, 336,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	604,687	$2.38
Granted	78,493	2.01
Shares vested	(291,032)	2.76
Shares forfeited	-
Non-vested at June 30, 2021	392,148	$2.03

As of June 30, 2021, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business operations. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of --commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company may settle certain claims. The Company does not expect the resolution of these cases to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Concentrations

The Company’s top ten customers accounted for approximately 48% and 51% of consolidated net revenues during the three and six months ended June 30, 2021, respectively. Trade accounts receivable from these customers represented approximately 53% of net consolidated receivables at June 30, 2021. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three and six months ended June 30, 2021 and its net consolidated receivables as of June 30, 2021. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$5,828	$2,467	$10,301	$9,781
Other	266	90	565	191
Total net revenues	6,094	2,557	10,866	9,972

Gross profit
Strong Entertainment	2,386	47	3,276	1,880
Other	78	60	349	134
Total gross profit	2,464	107	3,625	2,014

Operating income (loss)
Strong Entertainment	1,369	(478)	1,122	(814)
Other	(401)	(165)	(433)	(405)
Total segment operating income (loss)	968	(643)	689	(1,219)
Unallocated administrative expenses	(952)	(1,432)	(2,430)	(3,317)
Income (loss) from operations	16	(2,075)	(1,741)	(4,536)
Other (expense) income, net	(369)	(340)	(288)	78
Loss from continuing operations before income taxes and equity method investment loss	$(353)	$(2,415)	$(2,029)	$(4,458)

(In thousands)	June 30, 2021	December 31, 2020
Identifiable assets
Strong Entertainment	$25,196	$21,408
Corporate assets	37,822	23,971
Discontinued operations	-	10,120
Total	$63,018	$55,499

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net revenues
United States	$4,947	$2,217	$9,096	$8,069
Canada	380	110	577	518
China	156	67	158	268
Mexico	-	-	14	78
Latin America	58	52	100	327
Europe	148	30	198	224
Asia (excluding China)	214	55	346	313
Other	191	26	377	175
Total	$6,094	$2,557	$10,866	$9,972

(In thousands)	June 30, 2021	December 31, 2020
Identifiable assets
United States	$17,892	$34,924
Canada	45,126	20,575
Total	$63,018	$55,499

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the following risks and uncertainties: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition; the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic); economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of the COVID-19 pandemic on the companies in which the Company holds ownership positions; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic); the adequacy of insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may be further be, exacerbated by the COVID-19 pandemic (including variants thereof), its impact on the cinema and entertainment industry, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

Ballantyne Strong, Inc. (“Ballantyne Strong,” “the Company,” “we,” “our,” and “us”) is a holding company with business operations in the entertainment industry and holdings in public and privately held companies. Our Strong Entertainment segment includes one of the largest manufacturers of premium projection screens and customized screen support systems, and we also distribute other products and provide technical support services to the cinema, amusement park and other markets.

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

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases, and new variants of COVID-19, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses, including movie theaters. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

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

The Consolidated Appropriations Act extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (“ARP Act”), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation expanded the group of qualifying business to include businesses with fewer than 500 employees and those who previously qualified for the Paycheck Protection Program (the “PPP Loan”). The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. We have determined that the qualifications for the credit were met in the first and second quarters of 2021. In July 2021, we applied for a refund of $1.5 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses during the three months ending June 30, 2021. We have not yet determined whether we will qualify for additional credits for the third or fourth quarters of 2021.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Net revenues	$6,094	$2,557	$3,537	138.3%
Cost of revenues	3,630	2,450	1,180	48.2%
Gross profit	2,464	107	2,357	2202.8%
Gross profit percentage	40.4%	4.2%
Selling and administrative expenses	2,448	2,182	266	12.2%
Income (loss) from operations	16	(2,075)	2,091	(100.8)%
Other expense	(369)	(340)	(29)	8.5%
Loss before income taxes and equity method investment loss	(353)	(2,415)	2,062	(85.4)%
Income tax expense	(23)	(40)	17	(42.5)%
Equity method investment loss	(376)	(1,489)	1,113	(74.7)%
Net loss from continuing operations	$(752)	$(3,944)	$3,192	(80.9)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$10,866	$9,972	$894	9.0%
Cost of revenues	7,241	7,958	(717)	(9.0)%
Gross profit	3,625	2,014	1,611	80.0%
Gross profit percentage	33.4%	20.2%
Selling and administrative expenses	5,366	6,550	(1,184)	(18.1)%
Loss from operations	(1,741)	(4,536)	2,795	(61.6)%
Other (expense) income	(288)	78	(366)	(469.2)%
Loss before income taxes and equity method investment loss	(2,029)	(4,458)	2,429	(54.5)%
Income tax expense	(92)	(383)	291	(76.0)%
Equity method investment loss	(1,145)	(120)	(1,025)	854.2%
Net loss from continuing operations	$(3,266)	$(4,961)	$1,695	(34.2)%

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

Net revenues during the quarter ended June 30, 2021 increased 138.3% to $6.1 million from $2.6 million during the quarter ended June 30, 2020. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$5,828	$2,467	$3,361	136.2%
Other	266	90	176	195.6%
Total net revenues	$6,094	$2,557	$3,537	138.3%

Strong Entertainment

Revenue from Strong Entertainment increased 136.2% to $5.8 million in the second quarter of 2021 from $2.5 million in the second quarter of 2020. Revenue during the second quarter of 2020 was negatively impacted by the COVID-19 pandemic, including the government mandated closure of our screen manufacturing facility in Quebec. The $3.4 million year-over-year increase in revenue was primarily due to higher revenues from screens systems, equipment sales, field maintenance and monitoring services and our Eclipse curvilinear screen projects.

While major markets have eased COVID-19 related restrictions, or lifted them entirely, we expect the pace of recovery of our Strong Entertainment revenue will be dependent upon the overall measures in place to control COVID-19 and when studios begin to market and distribute their backlog of new releases to the market. Studios recently resumed releasing major movies to the cinemas in July 2021 with a strong backlog of content planned in the second half of 2021 and 2022, which will draw more customers to the theaters. In addition, we believe many of our customers will benefit from government programs such as the Shuttered Venue Operators Grant, which has allocated over $16 billion of assistance to the entertainment industry.

Gross Profit

Consolidated gross profit increased to $2.5 million during the quarter ended June 30, 2021 from $0.1 million during the quarter ended June 30, 2020. As a percentage of revenue, gross profit was 40.4% and 4.2% for the quarters ended June 30, 2021 and June 30, 2020, respectively. Excluding the impact of the employee retention credit, gross profit during the quarter ended June 30, 2021 would have been 26.6%.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,386	$47	$2,339	4976.6%
Other	78	60	18	30.0%
Total gross profit	$2,464	$107	$2,357	2202.8%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.4 million or 40.9% of revenues in the second quarter of 2021, which included a positive impact of $0.8 million as a result of the employee retention credit. Excluding the impact of the employee retention credit, gross profit would have been 26.5% of revenue compared to 1.9% in the prior year. The increase in gross profit dollars was primarily attributable to higher screen, equipment and field service revenues.

Operating Income (Loss)

Consolidated operating income was breakeven in the second quarter of 2021 compared to an operating loss of $2.1 million in the second quarter of 2020.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$1,369	$(478)	$1,847	(386.4)%
Other	(401)	(165)	(236)	143.1%
Total segment operating income (loss)	968	(643)	1,611	(250.5)%
Unallocated administrative expenses	(952)	(1,432)	480	(33.5)%
Total operating income (loss)	$16	$(2,075)	$2,091	(100.8)%

Strong Entertainment generated operating income of $1.4 million in the second quarter of 2021 compared to an operating loss of $0.5 million in the second quarter of 2020. The improvement in operating income was primarily due to the increase in revenue and gross profit described above and $0.2 million of employee retention credits, which positively impacted selling and administrative expenses.

Unallocated administrative expenses decreased to $1.0 million in the second quarter of 2021 compared to $1.4 million in the second quarter of 2020. The decrease was driven primarily by the recognition of employee retention credits of $0.2 million, lower compensation and benefits, as well as reductions in information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other expense of $0.4 million during the second quarter of 2021 primarily consisted of $0.2 million of foreign currency transaction adjustments and $0.2 million of interest expense. For the second quarter of 2020, total other expense of $0.3 million primarily consisted of $0.3 million of foreign currency transaction adjustments and $0.1 million of interest expense partially offset by a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada.

Income tax benefit was approximately $0.1 million during the second quarter of 2021 compared to expense of $40 thousand during the second quarter of 2020. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded equity method investment loss of $0.4 million during the second quarter of 2021, consisting of $0.4 million from GreenFirst. We recorded an equity method investment loss of $1.5 million in the second quarter of 2020, consisting of $1.4 million from FGF and $0.1 million from GreenFirst. Although we have recorded equity investment losses from FGF and GreenFirst during 2021, the market value of these investments, as estimated using their closing stock prices, was $45.8 million as of June 30, 2021 compared to a carrying value of $6.0 million.

As a result of the items outlined above, we generated a net loss from continuing operations of $0.7 million, or $0.03 per basic and diluted share, in the second quarter of 2021, compared to a net loss from continuing operations of $4.0 million, or $0.27 per basic and diluted share, in the second quarter of 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

Net revenues during the six months ended June 30, 2021 increased 9.0% to $10.9 million from $10.0 million during the six months ended June 30, 2020. The increase in consolidated net revenue was primarily due to Strong Entertainment as the business recovers from the negative impacts of the COVID-19 pandemic.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$10,301	$9,781	$520	5.3%
Other	565	191	374	195.8%
Total net revenues	$10,866	$9,972	$894	9.0%

Strong Entertainment

Revenue from Strong Entertainment increased 5.3% to $10.3 million in the first six months of 2021 from $9.8 million in the first six months of 2020. We started experiencing the negative effects of the COVID-19 pandemic late in the first quarter of 2020, which continued into the second quarter of 2020. As restrictions eased during the first six months of 2021 and customer demand increased, revenues from screens systems and our Eclipse curvilinear screen projects have increased compared to the same period in 2020.

While some major markets have eased COVID-19 related restrictions, or lifted them entirely, we continue to expect the pace of recovery of our Strong Entertainment revenue will be dependent upon the overall measures in place to control COVID-19 and when studios begin to market and distribute their backlog of new releases to the market. Studios are currently expected to begin releasing more major blockbusters starting in July 2021, which we expect to provide a major boost to the industry and to our customers. In addition, we believe many of our customers will benefit from government programs such as the recently announced Shuttered Venue Operators Grant, which has allocated over $16 billion of assistance to the entertainment industry.

Gross Profit

Consolidated gross profit increased 86.2% to $3.6 million during the six months ended June 30, 2021 from $2.0 million during the six months ended June 30, 2020. As a percentage of revenue, gross profit was 33.4% and 20.2% for the six months ended June 30, 2021 and June 30, 2020, respectively. Excluding the impact of the employee retention credit, gross profit during the six months ended June 30, 2021 would have been 22.4%.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$3,276	$1,880	$1,396	74.3%
Other	349	134	215	160.4%
Total gross profit	$3,625	$2,014	$1,611	80.0%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $3.3 million or 31.8% of revenues in the six months of 2021 compared to $1.9 million or 19.2% of revenues in the six months of 2020. The six months ended June 30, 2021 included a positive impact of $0.8 million as a result of the employee retention credit. Excluding the impact of the employee retention credit, gross profit for the six months ended June 30, 2021 would have been 23.6% of revenue. The increase in gross profit dollars was primarily attributable to the higher screen, equipment and field service revenue as well as actions taken to control costs.

Operating Loss

Consolidated operating loss was $1.7 million in the first six months of 2021 compared to $4.6 million in the first six months of 2020.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$1,122	$(814)	$1,936	(237.8)%
Other	(433)	(405)	(28)	6.9%
Total segment operating income (loss)	689	(1,219)	1,908	(156.5)%
Unallocated administrative expenses	(2,430)	(3,317)	887	(26.7)%
Total operating loss	$(1,741)	$(4,536)	$2,795	(61.6)%

Strong Entertainment generated operating income of $1.1 million in the first six months of 2021 compared to an operating loss of $0.8 million in the first months of 2020. The improvement in operating income was primarily due to the increase in revenue and gross profit described above and $0.2 million of employee retention credits positively impacted selling and administrative expenses.

Unallocated administrative expenses decreased to $2.4 million in the first six months ended June 30, 2021 compared to $3.3 million in the same period of 2020. The decrease was driven primarily by the recognition of employee retention credits of $0.2 million, lower compensation and benefits, as well as reductions in information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other expense of $0.3 million during the first six months of 2021 primarily consisted of $0.2 million of foreign currency transaction adjustments and $0.3 million of interest expense, partially offset by a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada. For the first six months of 2020, total other income of $0.1 million primarily consisted of $0.2 million of foreign currency transaction adjustments a $0.2 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada, partially offset by $0.3 million of interest expense.

Income tax expense during the first six months of 2021 was $0.1 million, which compared to $0.4 million during the first six months of 2020. Our income tax expense consisted primarily of income tax on foreign earnings.

We recorded an equity method investment loss of $1.1 million during the first six months of 2021, consisting of $0.7 million from GreenFirst and $0.4 million from FGF. We recorded an equity method investment loss of $0.1 million during the first six months of 2020, consisting primarily of equity method investment losses from GreenFirst. Although we recorded equity investment losses from FGF and GreenFirst during the six months of 2021, the market value of these investments, as estimated using their closing stock prices, was $45.8 million as of June 30, 2021 compared to a carrying value of $5.9 million.

As a result of the items outlined above, we generated a net loss from continuing operations of $3.2 million, or $0.18 per basic and diluted share, in the first six months of 2021, compared to a net loss from continuing operations of $5.0 million, or $0.34 per basic and diluted share, in the first six months of 2020.

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

We ended the second quarter of 2021 with total cash and cash equivalents and restricted cash of $18.0 million compared to $4.8 million as of December 31, 2020. Of the $18.0 million as of June 30, 2021, $1.8 million was held by our Canadian subsidiary, Strong/MDI, and $0.2 million was restricted. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of June 30, 2021, the parent company had outstanding intercompany loans from Strong/MDI of approximately $34.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of June 30, 2021.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consists of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million.

In February 2021, we closed two transactions which further strengthened the Company’s balance sheet, increasing the Company’s cash position and reducing the Company’s debt and lease obligation.

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

On February 3, 2021, we entered into an underwriting agreement in connection with a public offering (the “Offering”) pursuant to which we agreed to issue and sell approximately 3.3 million shares of our common stock, at a public offering price of $2.30 per share. The Offering closed on February 8, 2021. The net proceeds from the Offering were approximately $6.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our investment holdings, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 10 to the condensed consolidated financial statements for a description of our debt as of June 30, 2021.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $3.5 million during the six months ended June 30, 2021 primarily due to cash outflows for selling and administrative expense and reductions in working capital which was primarily a result of the recognition of a receivable of $1.5 million in connection with filing for the employee retention credits, partially offset by the operating income generated by Strong Entertainment. Net cash provided by operating activities from continuing operations was $0.8 million in the first six months of 2020 primarily due to [improvements in working capital, partially offset by the operating loss generated by Strong Entertainment and the cash outflows for selling and administrative expenses.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $0.3 million during the six months ended June 30, 2021, which consisted entirely of capital expenditures. Net cash used in investing activities from continuing operations was $0.3 million in the first six months of 2020, which also consisted entirely of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations was $3.8 million during the six months ended June 30, 2021, which consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $2.4 million of principal payments on finance leases and short-term debt. Net cash provided by financing activities from continuing operations was $0.1 million during the six months ended June 30, 2020, which consisted of $0.8 million of net borrowings under the credit facility, partially offset by $0.7 million of principal payments on finance leases and short-term debt.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, we disclose information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes discontinued operations, share-based compensation, impairment charges, equity method income (loss), fair value adjustments, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries, certain tax credits and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended June 30,
	2021				2020

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$641	$(1,394)	$324	$(428)	$(865)	$(3,079)	$216	$(3,728)
Net income from discontinued operations	-	-	(324)	(324)	-	-	(216)	(216)
Netincome ( loss) from continuing operations	641	(1,394)	-	(752)	(865)	(3,079)	-	(3,944)
Interest expense, net	36	111	-	147	34	102	-	136
Income tax expense	17	6	-	23	78	(38)	-	40
Depreciation and amortization	235	131	-	366	231	55	-	286
EBITDA	929	(1,146)	-	(216)	(522)	(2,960)	-	(3,482)
Stock-based compensation expense	-	159	-	159	-	212	-	212
Equity method investment loss (income)	383	(7)	-	376	69	1,420	-	1,489
Employee retention credit	(1,049)	(245)	-	(1,294)	-	-	-	-
Foreign currency transaction income	234	-	-	234	304	-	-	304
Gain on property and casualty insurance recoveries	-	-	-	-	(97)	-	-	(97)
Severance and other	-	-	-	-	78	7	-	85
Adjusted EBITDA	$497	$(1,239)	$-	$(741)	$(168)	$(1,321)	$-	$(1,489)

	Six Months Ended June 30,
	2021				2020

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$33	$(3,299)	$14,649	$11,383	$(1,022)	$(3,939)	$785	$(4,176)
Net income (loss) from discontinued operations	-	-	(14,649)	(14,649)	-	-	(785)	(785)
Net income (loss) from continuing operations	33	(3,299)	-	(3,266)	(1,022)	(3,939)	-	(4,961)
Interest expense, net	60	164	-	224	66	197	-	263
Income tax expense (benefit)	79	13	-	92	365	18	-	383
Depreciation and amortization	471	169	-	640	462	109	-	571
EBITDA	643	(2,953)	-	(2,310)	(129)	(3,615)	-	(3,744)
Stock-based compensation expense	-	473	-	473	-	485	-	485
Equity method investment loss	736	409	-	1,145	117	3	-	120
Employee retention credit	(1,049)	(245)	-	(1,294)	-	-	-	-
Foreign currency transaction loss (income)	218	-	-	218	(224)	-	-	(224)
Gain on property and casualty insurance recoveries	(148)	-	-	(148)	(114)	-	-	(114)
Severance and other	15	87	-	102	78	7	-	85
Adjusted EBITDA	$415	$(2,229)	$-	$(1,814)	$(272)	$(3,120)	$-	$(3,392)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2020. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

April 2021	-	$-	-	636,931
May 2021	-	-	-	636,931
June 2021	-	-	-	636,931
Quarter Ended June 30, 2021	-	$-	$-	636,931

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Demand Credit Agreement, executed as of June 7, 2021, by and between Strong/MDI Screen Systems, Inc., as Borrower, and Canadian Imperial Bank of Commerce, as Lender.	8-K	10.1	June 11, 2021

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

**       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 10, 2021	Date:	August 10, 2021

