Form 10-Q
period 2021-09-30
BALLANTYNE STRONG, INC.
filed 2021-11-10
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 5, 2021
Common Stock, $0.01 par value	18,475,018 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,372	$4,435
Restricted cash	150	352
Accounts receivable (net of allowance for doubtful accounts of $613 and $1,006, respectively)	4,446	5,558
Inventories, net	2,986	2,264
Current assets of discontinued operations	-	3,748
Other current assets	5,667	1,452
Total current assets	23,621	17,809
Property, plant and equipment, net	6,109	5,524
Operating lease right-of-use assets	3,842	4,304
Finance lease right-of-use assets	1	4
Note receivable, net of current portion	1,875	-
Investments	37,341	20,167
Intangible assets, net	132	353
Goodwill	937	938
Long-term assets of discontinued operations	-	6,372
Other assets	19	28
Total assets	$73,877	$55,499

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,915	$2,717
Accrued expenses	2,400	2,182
Short-term debt	3,201	3,299
Current portion of operating lease obligations	562	619
Current portion of finance lease obligations	1	1,015
Deferred revenue and customer deposits	3,850	2,404
Current liabilities of discontinued operations	-	3,901
Total current liabilities	12,929	16,137
Operating lease obligations, net of current portion	3,408	3,817
Finance lease obligations, net of current portion	-	1,091
Deferred income taxes	5,218	3,099
Long-term liabilities of discontinued operations	-	4,066
Other long-term liabilities	229	223
Total liabilities	21,784	28,433

Commitments, contingencies and concentrations (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 21,231 and 17,596 shares at September 30, 2021 and December 31, 2020, respectively; outstanding 18,437 and 14,802 shares at September 30, 2021 and December 31, 2020, respectively	212	176
Additional paid-in capital	50,603	43,713
Retained earnings	24,123	5,654
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,259)	(3,891)
Total stockholders’ equity	52,093	27,066
Total liabilities and stockholders’ equity	$73,877	$55,499

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net product sales	$4,086	$4,138	$11,811	$11,370
Net service revenues	2,030	1,423	5,170	4,164
Total net revenues	6,116	5,561	16,981	15,534
Cost of products sold	2,624	3,205	7,831	8,286
Cost of services	1,044	1,192	3,078	4,067
Total cost of revenues	3,668	4,397	10,909	12,353
Gross profit	2,448	1,164	6,072	3,181
Selling and administrative expenses:
Selling	411	382	1,158	1,231
Administrative	2,155	2,222	6,775	7,923
Total selling and administrative expenses	2,566	2,604	7,933	9,154
Loss on disposal of assets	-	(18)	-	(18)
Loss from operations	(118)	(1,458)	(1,861)	(5,991)
Other income (expense):
Interest income	21	-	54	-
Interest expense	(28)	(109)	(284)	(372)
Foreign currency transaction gain (loss)	162	(172)	(56)	51
Unrealized gain on investments	8,376	-	8,376	-
Other income, net	1,692	2,749	1,847	2,867
Total other income	10,223	2,468	9,937	2,546
Income (loss) from continuing operations before income taxes and equity method investment loss	10,105	1,010	8,076	(3,445)
Income tax expense	(2,696)	(614)	(2,788)	(996)
Equity method investment loss	(323)	(460)	(1,468)	(580)
Net income (loss) from continuing operations	7,086	(64)	3,820	(5,021)
Net income from discontinued operations (Note 3)	-	5,710	14,649	6,492
Net income	$7,086	$5,646	$18,469	$1,471

Basic net income (loss) per share
Continuing operations	$0.38	$-	$0.21	$(0.34)
Discontinued operations	-	0.38	0.82	0.44
Basic net income per share	$0.38	$0.38	$1.03	$0.10

Diluted net income (loss) per share
Continuing operations	$0.38	$-	$0.21	$(0.34)
Discontinued operations	-	0.38	0.81	0.44
Diluted net income per share	$0.38	$0.38	$1.02	$0.10

Weighted-average shares used in computing net income (loss) per share:
Basic	18,437	14,789	17,870	14,699
Diluted	18,700	14,789	18,042	14,699

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$7,086	$5,646	$18,469	$1,471
Adjustment to postretirement benefit obligation	(8)	(8)	(54)	(13)
Unrealized loss on available-for-sale securities of equity method investments, net of tax	-	-	-	(75)
Currency translation adjustment:
Unrealized net change arising during period	(60)	379	(314)	(136)
Total other comprehensive (loss) income	(68)	371	(368)	(224)
Comprehensive income	$7,018	$6,017	$18,101	$1,247

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066
Net income	-	-	-	11,811	-	-	11,811
Net other comprehensive loss	-	-	-	-	-	(402)	(402)
Vesting of restricted stock	209	2	(9)	-	-	-	(7)
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	314	-	-	-	314
Balance at March 31, 2021	21,095	$211	$50,295	$17,465	$(18,586)	$(4,293)	$45,092
Net loss	-	-	-	(428)	-	-	(428)
Net other comprehensive income	-	-	-	-	-	102	102
Vesting of restricted stock	65	1	(73)	-	-	-	(72)
Stock option exercise	4	-	9	-	-	-	9
Stock-based compensation expense	-	-	159	-	-	-	159
Balance at June 30, 2021	21,164	$212	$50,390	$17,037	$(18,586)	$(4,191)	$44,862
Net income	-	-	-	7,086	-	-	7,086
Net other comprehensive loss	-	-	-	-	-	(68)	(68)
Vesting of restricted stock	67	-	-	-	-	-	-
Stock-based compensation expense	-	-	213	-	-	-	213
Balance at September 30, 2021	21,231	$212	$50,603	$24,123	$(18,586)	$(4,259)	$52,093

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709
Net loss	-	-	-	(447)	-	-	(447)
Net other comprehensive loss	-	-	-	-	-	(1,285)	(1,285)
Vesting of restricted stock	35	-	-	-	-	-	-
Stock-based compensation expense	-	-	273	-	-	-	273
Balance at March 31, 2020	17,445	$174	$42,862	$5,554	$(18,586)	$(5,754)	$24,250
Net loss	-	-	-	(3,728)	-	-	(3,728)
Net other comprehensive income	-	-	-	-	-	690	690
Vesting of restricted stock	107	2	(2)	-	-	-	-
Stock-based compensation expense	-	-	212	-	-	-	212
Balance at June 30, 2020	17,552	$176	$43,072	$1,826	$(18,586)	$(5,064)	$21,424
Net income	-	-	-	5,646	-	-	5,646
Net other comprehensive income	-	-	-	-	-	371	371
Vesting of restricted stock	32	-	-	-	-	-	-
Stock-based compensation expense	-	-	239	-	-	-	239
Balance at September 30, 2020	17,584	$176	$43,311	$7,472	$(18,586)	$(4,693)	$27,680

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,820	$(5,021)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
(Recovery of) provision for doubtful accounts	(249)	453
Provision for obsolete inventory	69	105
Provision for warranty	46	14
Depreciation and amortization	985	843
Amortization and accretion of operating leases	620	717
Equity method investment loss	1,468	580
Unrealized gain on investments	(8,376)	-
Deferred income taxes	2,124	72
Stock-based compensation expense	686	724
Changes in operating assets and liabilities:
Accounts receivable	1,287	2,063
Inventories	(793)	(248)
Current income taxes	(6)	338
Other assets	(2,028)	(11)
Accounts payable and accrued expenses	(1,373)	2,551
Deferred revenue and customer deposits	2,002	646
Operating lease obligations	(617)	(720)
Net cash (used in) provided by operating activities from continuing operations	(335)	3,106
Net cash provided by operating activities from discontinued operations	510	5,651
Net cash provided by operating activities	175	8,757

Cash flows from investing activities:
Capital expenditures	$(650)	$(511)
Investment in GreenFirst Forest Products, Inc. (Note 6)	(9,977)	-
Investment in Firefly Systems, Inc. (Note 6)	-	(4,000)
Net cash used in investing activities from continuing operations	(10,627)	(4,511)
Net cash provided by (used in) investing activities from discontinued operations	12,761	(218)
Net cash provided by (used in) investing activities	2,134	(4,729)

Cash flows from financing activities:
Principal payments on short-term debt	(509)	(450)
Proceeds from stock issuance, net of costs	6,310	-
Payments of withholding taxes related to net share settlement of equity awards	(80)	-
Proceeds from borrowing under credit facility	-	5,040
Repayment of borrowing under credit facility	-	(5,040)
Proceeds from Paycheck Protection Program Loan	-	3,174
Repayment of Paycheck Protection Program Loan	-	(3,174)
Proceeds from exercise of stock options	9	-
Payments on capital lease obligations	(2,106)	(658)
Net cash provided by (used in) financing activities from continuing operations	3,624	(1,108)
Net cash used in financing activities from discontinued operations	(155)	(964)
Net cash provided by (used in) financing activities	3,469	(2,072)

Effect of exchange rate changes on cash and cash equivalents	(43)	120
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(7,381)	(2,393)
Net increase in cash and cash equivalents and restricted cash from discontinued operations	13,116	4,469
Net increase in cash and cash equivalents and restricted cash	5,735	2,076
Cash and cash equivalents and restricted cash at beginning of period	4,787	5,302
Cash and cash equivalents and restricted cash at end of period	$10,522	$7,378

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$10,372	$7,026
Restricted cash	150	352
Total cash and cash equivalents and restricted cash	$10,522	$7,378

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$140	$142

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

Significant uncertainty remains surrounding the COVID-19 global pandemic and the extent and duration of the impacts that it may have on the Company, as well as its customers, suppliers, and employees. While cinema and theme park operators in the United States and other parts of the world are in various stages of returning to “normal”, there continue to be spikes in COVID-19 cases and new variants in various parts of the world that could impact the pace of recovery in our markets. Accordingly, there continues to be a heightened potential for future reserves against trade receivables, inventory write downs, and impairments of long-lived assets, goodwill, intangible assets and investments. In the current environment, assumptions about future financial and operational performance, supply chain pricing and availability and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is heightened potential for changes in these views over the remainder of 2021, and potentially beyond.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of September 30, 2021, $1.8 million of the $10.5 million in cash and cash equivalents was held by our foreign subsidiary.

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

Investments

The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest, in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment income (loss)” in our condensed consolidated statements of operations. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company’s share of the investee’s income or loss is recorded on a one quarter lag for all equity method investments. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the condensed consolidated statements of cash flows. Changes in fair value of investments in marketable equity securities of unconsolidated entities in which the Company is not able to exercise significant influence (Fair Value Investments) are recognized on the condensed consolidated statement of operations. Investments in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence (“Cost Method Investments”) are accounted for at the Company’s initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method investee as of September 30, 2021 and determined that the Company’s proportionate economic interest in the investee indicates that the investment was not impaired. There were no observable price changes in orderly transactions for identical or a similar investment of the Company’s cost method investment during the three and nine months ended September 30, 2020. The carrying value of our equity method, fair value method and cost method investments is reported as “investments” on the condensed consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method, fair value method and cost method investments.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of September 30, 2021 and December 31, 2020.

Fair values measured on a recurring basis at September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,372	$-	$-	$10,372
Restricted cash	150	-	-	150
Fair value method investment	20,192			20,192
Total	$30,714	$-	$-	$30,714

Fair values measured on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,435	$-	$-	$4,435
Restricted cash	352	-	-	352
Total	$4,787	$-	$-	$4,787

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the fair value of the Company’s equity method and fair value method investments was $25.2 million at September 30, 2021 (see Note 7).

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

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. As a result of the COVID-19 pandemic, the Company received certain lease concessions in the form of rent deferrals during 2020. The Company chose to implement the policy election provided by the FASB to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of September 30, 2021, the Company did not have any deferred rent outstanding.

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

As consideration for entering into the Asset Purchase Agreement, SDM received approximately $0.6 million in cash consideration and approximately $3.2 million worth of Firefly Series A-3 preferred shares (the “Firefly Series A-3 Shares”). In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, (i) SDM received approximately $1.1 million worth of Firefly’s Series B-1 Shares, which constituted the remaining shares to be issued pursuant to the Unit Purchase Agreement; (ii) Firefly no longer had an option to repurchase any of the Series A-2 Shares held by SDM; (iii) all accounts payable to Firefly were cancelled and forgiven; and (iv) the Commercial Agreement dated May 21, 2019 was terminated, which relieved Ballantyne Strong of its obligation to exercise the purchase option contained within the master lease agreement. Ballantyne Strong recorded a gain of approximately $5.3 million during the third quarter of 2020 as a result of the transaction. As of September 30, 2021, SDM held approximately $5.7 million worth of Firefly Series B-1 Shares, which included the shares issued to SDM as part of the May 2019 transaction and $7.4 million worth of Firefly Series B-2 Shares (as defined below).

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

The major classes of assets and liabilities included as part of discontinued operations as of December 31, 2020, are as follows (in thousands):

	December 31, 2020
	Convergent	Strong Outdoor	Total
Accounts receivable, net	$3,065	$-	$3,065
Inventories, net	312	-	312
Other current assets	371	-	371
Total current assets of discontinued operations	3,748	-	3,748
Property, plant and equipment, net	3,172	-	3,172
Intangible assets, net	753	-	753
Operating lease right-of-use assets	212	-	212
Finance lease right-of-use assets	2,235	-	2,235
Total long-term assets of discontinued operations	6,372	-	6,372
Total assets of discontinued operations	$10,120	$-	$10,120

Accounts payable	$449	$-	$449
Accrued expenses	812	-	812
Current portion of long-term debt	1,075	-	1,075
Current portion of operating lease obligation	108	-	108
Current portion of finance lease obligation	859	-	859
Deferred revenue and customer deposits	598	-	598
Total current liabilities of discontinued operations	3,901	-	3,901
Long-term debt, net of current portion	2,340	-	2,340
Operating lease obligation, net of current portion	107	-	107
Finance lease obligation, net of current portion	1,530	-	1,530
Other long-term liabilities	89	-	89
Total long-term liabilities of discontinued operations	4,066	-	4,066
Total liabilities of discontinued operations	$7,967	$-	$7,967

The major line items constituting the net income from discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Net revenues	$-	$-	$-	$4,346	$148	$4,494
Cost of revenues	-	-	-	2,263	160	2,423
Gross profit	-	-	-	2,083	(12)	2,071
Selling and administrative expenses	-	-	-	987	515	1,502
Loss on disposal of assets	-	-	-	-	(64)	(64)
Income (loss) from operations	-	-	-	1,096	(591)	505
Gain on Firefly transaction	-	-	-	-	5,264	5,264
Other expense	-	-	-	(147)	-	(147)
Income from discontinued operations	-	-	-	949	4,673	5,622
Income tax benefit	-	-	-	88	-	88
Total net income from discontinued operations	$-	$-	$-	$1,037	$4,673	$5,710

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Net revenues	$1,472	$-	$1,472	$12,954	$1,587	$14,541
Cost of revenues	746	-	746	7,286	1,487	8,773
Gross profit	726	-	726	5,668	100	5,768
Selling and administrative expenses	1,241	-	1,241	3,075	1,621	4,696
Loss on disposal of assets	-	-	-	-	(64)	(64)
(Loss) income from operations	(515)	-	(515)	2,593	(1,585)	1,008
Gain on Convergent transaction	14,937	-	14,937	-	-	-
Gain on Firefly transaction	-	-	-	-	5,966	5,966
Other income (expense)	194	-	194	(464)	8	(456)
Income from discontinued operations	14,616	-	14,616	2,129	4,389	6,518
Income tax benefit (expense)	33	-	33	(26)	-	(26)
Total net income from discontinued operations	$14,649	$-	$14,649	$2,103	$4,389	$6,492

4. Revenue

  The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2021 or December 31, 2020.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$2,193	$-	$2,193	$1,631	$-	$1,631
Digital equipment sales	1,408	-	1,408	2,192	-	2,192
Extended warranty sales	44	-	44	110	-	110
Other product sales	441	-	441	205	-	205
Total product sales	4,086	-	4,086	4,138	-	4,138
Field maintenance and monitoring services	1,436	-	1,436	875	-	875
Installation services	244	-	244	186	-	186
Other service revenues	56	294	350	61	301	362
Total service revenues	1,736	294	2,030	1,122	301	1,423
Total	$5,822	$294	$6,116	$5,260	$301	$5,561

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$6,680	$-	$6,680	$5,566	$-	$5,566
Digital equipment sales	3,890	-	3,890	4,529	-	4,529
Extended warranty sales	105	-	105	418	-	418
Other product sales	1,136	-	1,136	857	-	857
Total product sales	11,811	-	11,811	11,370	-	11,370
Field maintenance and monitoring services	3,545	-	3,545	3,030	-	3,030
Installation services	674	-	674	518	-	518
Other service revenues	91	860	951	123	493	616
Total service revenues	4,310	860	5,170	3,671	493	4,164
Total	$16,121	$860	$16,981	$15,041	$493	$15,534

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$4,795	$22	$4,817	$4,532	$-	$4,532
Over time	1,027	272	1,299	728	301	1,029
Total	$5,822	$294	$6,116	$5,260	$301	$5,561

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$13,648	$32	$13,680	$12,326	$6	$12,332
Over time	2,473	828	3,301	2,715	487	3,202
Total	$16,121	$860	$16,981	$15,041	$493	$15,534

At September 30, 2021, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $1.8 million. The Company expects to recognize $1.0 million of unearned revenue amounts during the remainder of 2021 and $0.8 million during 2022.

5. Net Income (Loss) Per Common Share

Basic net income (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported net income from continuing operations, diluted net income per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested restricted stock units. In periods when the Company reported a net loss from continuing operations, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The following table summarizes the weighted average shares used to compute basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic weighted average shares outstanding	18,437	14,789	17,870	14,699
Dilutive effect of stock options and certain non-vested restricted stock units	263	-	172	-
Diluted weighted average shares outstanding	18,700	14,789	18,042	14,699

A total of 117,357 and 72,260 common stock equivalents related to stock options and restricted stock units were excluded for the three and nine months ended September 30, 2020, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. Options to purchase 329,500 and 884,500 shares of common stock were outstanding as of September 30, 2021 and September 30, 2020, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period.

6. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and components	$1,477	$1,584
Work in process	532	141
Finished goods	977	539
	$2,986	$2,264

The inventory balances were net of reserves of approximately $0.4 million as of both September 30, 2021 and December 31, 2020.

7. Investments

The following summarizes our investments (dollars in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Investments
FG Financial Group, Inc.	$4,052	20.7%	$4,370	20.9%
GreenFirst Forest Products Inc.	-		2,697	29.6%
Total Equity Method Investments	4,052		7,067

Fair Value Method Investment
GreenFirst Forest Products Inc.	20,192	8.6%	-

Cost Method Investment
Firefly Systems, Inc.	13,097		13,100
Total Investments	$37,341		$20,167

The following summarizes the (loss) income of equity method investees reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Entity
FG Financial Group, Inc.	$91	$(440)	$(318)	$(443)
GreenFirst Forest Products Inc.	(414)	(20)	(1,150)	(137)
Total	$(323)	$(460)	$(1,468)	$(580)

Equity Method Investment

FG Financial Group, Inc.

FG Financial Group, Inc. (“FGF”) (formerly 1347 Property Insurance Holdings, Inc.) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses.

The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. As of September 30, 2021, Mr. Cerminara was affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the three and nine months ended September 30, 2021 or 2020. Based on quoted market prices, the market value of the Company’s ownership in FGF was approximately $5.1 million at September 30, 2021.

In October 2021, FGF announced the closing of a public offering of common stock of 652,174 shares at a price of $4.00 per share. FGF also announced the commencement of a rights offering to holders of its common stock distributing one right to purchase up to 0.15 shares of common stock for each share outstanding as of October 25, 2021, entitling shareholders to purchase up to 757,720 shares of common stock at $4.00 per share through November 29, 2021. The Company intends to fully exercise its rights to acquire additional common shares of FGF in the rights offering.

Fair Value Method Investment

GreenFirst Forest Products, Inc.

GreenFirst Forest Products Inc. (“GreenFirst”) (formerly Itasca Capital Ltd.) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. On April 12, 2021, GreenFirst announced that it had entered into an asset purchase agreement (the “GreenFirst Purchase Agreement”) pursuant to which it would acquire a portfolio of forest and paper product assets (the “Assets”) at a purchase price of approximately US$214 million. GreenFirst filed a prospectus to conduct a backstopped rights offering (the “Rights Offering”) to finance a portion of the purchase price for the Assets. Pursuant to the prospectus, GreenFirst issued three rights (each a “Right”) for each of its outstanding shares of common stock (each a “Common Share”) with each Right being exercisable, at a subscription price of CDN$1.50, to acquire a subscription receipt (each a “Subscription Receipt”). On July 12, 2021, the Company received 21.1 million Rights. During July 2021, the Company sold 12.9 million Rights, which generated proceeds of approximately CDN$2.1 million, or approximately $1.7 million USD. In connection with the sale of the 12.9 million Rights, the Company recorded a $1.7 million realized gain on its investment in GreenFirst within other income, net on the condensed consolidated statement of operations during the third quarter of 2021. On July 30, 2021, the Company utilized the $1.7 million USD generated from the sale of Rights and approximately $8.3 million USD of cash on hand to exercise the remaining 8.3 million Rights and acquired Subscription Receipts for a total cost of CDN$12.4 million. On August 30, 2021, GreenFirst announced that it had completed the acquisition of the Assets. Upon the closing of the transactions contemplated by the Agreement, and without any further consideration, each Subscription Receipt was automatically exchanged into a Common Share. Following the exchange of the Subscription Receipts for Common Shares and the issuance of approximately 28.7 million Common Shares to the seller of the Assets, GreenFirst had a total of approximately 177.6 million Common Shares issued and outstanding. After the Subscription Receipts were exchanged into Common Shares, the Company holds approximately 15.3 million common shares of GreenFirst.

The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the acquisition of the Assets, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its investment in GreenFirst. Following GreenFirst’s acquisition of the Assets and issuance of additional Common Shares, as described above, the Company’s ownership percentage decreased to 8.6% as of September 30, 2021. As a result, the Company is no longer able to exercise significant influence and the investment in GreenFirst no longer qualifies for equity method accounting. Effective in the third quarter of 2021, the carrying amount of the Company’s investment in GreenFirst is determined using its fair value. As a result of applying the fair value method of accounting, the Company recorded an unrealized gain on investments of approximately $8.4 million during the quarter ended September 30, 2021. Based on quoted market prices, the market value of the Company’s ownership in GreenFirst was $20.2 million as of September 30, 2021.

The Company did not receive dividends from GreenFirst during the three and nine months ended September 30, 2021 or 2020. As of September 30, 2021, the Company’s retained earnings included an accumulated deficit from its equity method investees of approximately $5.5 million.

The summarized financial information presented below reflects the financial information of the Company’s equity method investees for the three and nine months ended June 30, 2021 and 2020, consistent with the Company’s recognition of the results of its equity method investments on a one-quarter lag (in thousands):

For the nine months ended June 30,	2021	2020

Revenue (1)	$5,049	$(4,883)
Operating loss	$(5,983)	$(7,845)
Net loss	$(5,954)	$(3,020)

(1)	FGF records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

The summarized financial information presented above combines the results of FGF and GreenFirst. As noted above, the Company no longer applies the equity method of accounting to its investment in GreenFirst. Accordingly, the financial results of GreenFirst will be excluded from future presentation of summarized financial information of equity method investees.

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

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$50	$51
Buildings and improvements	6,913	6,824
Machinery and other equipment	5,840	4,635
Office furniture and fixtures	871	946
Construction in progress	147	154
Total properties, cost	13,821	12,610
Less: accumulated depreciation	(7,712)	(7,086)
Property, plant and equipment, net	$6,109	$5,524

9. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2021 (in thousands):

Balance as of December 31, 2020	$938
Foreign currency translation adjustment	(1)
Balance as of September 30, 2021	$937

10. Debt

The Company’s short-term debt consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Short-term debt:
Strong/MDI 20-year installment loan	$2,727	$2,906
Strong/MDI 5-year equipment loan	334	393
Insurance note payable	140	-
Total short-term debt	$3,201	$3,299

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CDN$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CDN$6.0 million and a 5-year installment loan for up to CDN$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consists of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method investments) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CDN$4.0 million. As of September 30, 2021, there was CDN$3.5 million, or approximately $2.7 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 2.95%. As of September 30, 2021, there was CDN$0.4 million, or approximately $0.3 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 2.95%. Strong/MDI was in compliance with its debt covenants as of September 30, 2021.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance lease cost:
Amortization of right-of-use assets	$1	$227	$3	$658
Interest on lease liabilities	-	81	292	265
Operating lease cost	218	304	666	918
Short-term lease cost	13	12	42	40
Sublease income	(93)	(92)	(246)	(278)
Net lease cost	$139	$532	$757	$1,603

Other information	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$-	$81	$292	$265
Operating cash flows from operating leases	$203	$239	$617	$720
Financing cash flows from finance leases	$1	$227	$2,106	$658
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

As of September 30, 2021
Weighted-average remaining lease term - finance leases (years)	0.2
Weighted-average remaining lease term - operating leases (years)	6.6
Weighted-average discount rate - finance leases	13.2%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s operating lease liabilities as of September 30, 2021 (in thousands):

Operating Leases
Remainder of 2021	$202
2022	706
2023	656
2024	669
2025	682
Thereafter	1,765
Total lease payments	4,680
Less: Amount representing interest	(710)
Present value of lease payments	3,970
Less: Current maturities	(562)
Lease obligations, net of current portion	$3,408

On March 2, 2021, the Company received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleged the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”), pursuant to which the Company’s subsidiaries lease certain digital taxi top advertising signs. The Company made all required payments to Huntington during the term of the Lease Agreement. The Default Notice did not allege that the Company has failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleged that the Company violated certain technical covenants in the Lease Agreement. Huntington demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice. The Company disputed Huntington’s assertion that an event of default had occurred under the Lease Agreement and believes that many of the assertions made in the Default Notice are false, and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, the Company provided a written response to Huntington detailing the Company’s position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, and asserting the Company’s good faith belief that the Company has abided by the terms, conditions, and covenants of the Lease Agreement. In order to resolve the situation and avoid the potential costs of a lengthy legal dispute, on April 2, 2021, the Company entered into an Agreement of Forbearance and Conditional Sale (the “Settlement Agreement”) with Huntington and CCA Financial, LLC. The amounts payable by the Company pursuant to the Settlement Agreement include only payments contractually due under the Lease Agreement and do not include any additional penalties, interest, or liquidation damages. The Company agreed to accelerate payment of the $2.1 million remaining payments contractually due under the Lease Agreement and to exercise its option to purchase the leased assets for $1.0 million. The $2.1 million plus sales tax owed under the Lease Agreement was paid upon execution of the Settlement Agreement and the lease equipment buyout will be paid in twelve monthly installments from June 1, 2021 to May 1, 2022. Upon payment in full, the Lease Agreement and all obligations thereunder will terminate.

12. Income Taxes and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2021 and December 31, 2020.

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

The Tax Cuts and Jobs Act of 2017 provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three and nine months ended September 30, 2021 and comparative September 30, 2020, as well as December 31, 2020.

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

The Consolidated Appropriations Act extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (“ARP Act”), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation expanded the group of qualifying business to include businesses with fewer than 500 employees and those who previously qualified for the Paycheck Protection Program (the “PPP Loan”). The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company has determined that the qualifications for the credit were met in the first, second and third quarters of 2021. In July 2021, the Company applied for a refund of $1.5 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses during the three months ending June 30, 2021. Of the $1.5 million, $0.8 million was recorded within cost of services, $0.1 million was recorded withing selling expenses, $0.4 million was recorded withing general and administrative expenses and $0.2 million was recorded within discontinued operations on the condensed consolidated statement of operations. In September 2021, the Company applied for a refund of $0.6 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses during the three months ending September 30, 2021. Of the $0.6 million, $0.4 million was recorded within cost of services and $0.2 million was recorded within general and administrative expenses.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million for each of the three months ended September 30, 2021 and 2020 and $0.7 million for each of the nine months ended September 30, 2020 and 2021.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of September 30, 2021, approximately 2.4 million shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,009,500	$3.99	7.3	$51
Granted	-
Exercised	(4,000)	2.25		10
Forfeited	(156,000)	4.10
Expired	(190,000)	5.03
Outstanding at September 30, 2021	659,500	$3.68	6.9	$243
Exercisable at September 30, 2021	329,500	$4.49	5.9	$24

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of September 30, 2021, 330,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	604,687	$2.38
Granted	122,609	3.00
Shares vested	(358,218)	2.62
Shares forfeited	-
Non-vested at September 30, 2021	369,078	$2.36

As of September 30, 2021, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.6 million, which is expected to be recognized over a weighted average period of 1.2 years.

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

Concentrations

The Company’s top ten customers accounted for approximately 39% and 46% of consolidated net revenues during the three and nine months ended September 30, 2021, respectively. Trade accounts receivable from these customers represented approximately 55% of net consolidated receivables at September 30, 2021. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three and nine months ended September 30, 2021 and its net consolidated receivables as of September 30, 2021. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable and the SageNet Promissory Note. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Insurance Recoveries

During February 2019, one portion of Strong/MDI’s Quebec, Canada facility sustained damage as a result of inclement weather. The Company has property and casualty and business interruption insurance and has made claims for reimbursement of incurred costs of the affected portion of the facility and compensation for the Company’s business interruption losses. During the third quarter of 2020, the Company reached a settlement with its insurance company which resolved all contingencies related to its business interruption claim, which resulted in an insurance recovery gain of approximately $2.7 million, which is included within Other income, net on the condensed consolidated statement of operations.

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

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$5,822	$5,260	$16,121	$15,041
Other	294	301	860	493
Total net revenues	6,116	5,561	16,981	15,534

Gross profit
Strong Entertainment	2,154	889	5,428	2,769
Other	294	275	644	412
Total gross profit	2,448	1,164	6,072	3,181

Operating income (loss)
Strong Entertainment	1,028	(79)	2,150	(894)
Other	(142)	(15)	(577)	(457)
Total segment operating income (loss)	886	(94)	1,573	(1,351)
Unallocated administrative expenses	(1,004)	(1,364)	(3,434)	(4,640)
Loss from operations	(118)	(1,458)	(1,861)	(5,991)
Other income, net	10,223	2,468	9,937	2,546
Income (loss) from continuing operations before income taxes and equity method investment loss	$10,105	$1,010	$8,076	$(3,445)

(In thousands)	September 30, 2021	December 31, 2020
Identifiable assets
Strong Entertainment	$37,231	$21,408
Corporate assets	36,646	23,971
Discontinued operations	-	10,120
Total	$73,877	$55,499

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net revenues
United States	$4,735	$4,529	$13,831	$12,598
Canada	524	336	1,101	854
China	197	507	355	775
Mexico	1	-	15	78
Latin America	45	-	146	328
Europe	244	38	442	262
Asia (excluding China)	290	24	636	337
Other	80	127	455	302
Total	$6,116	$5,561	$16,981	$15,534

(In thousands)	September 30, 2021	December 31, 2020
Identifiable assets
United States	$26,911	$34,924
Canada	46,966	20,575
Total	$73,877	$55,499

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the following risks and uncertainties: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition; the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic); economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of the COVID-19 pandemic on the companies in which the Company holds ownership positions; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic); the adequacy of insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may be further be, exacerbated by the COVID-19 pandemic (including variants thereof), its impact on the cinema and entertainment industry, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Consolidated Appropriations Act extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (‘ARP Act’), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation expanded the group of qualifying business to include businesses with fewer than 500 employees and those who previously qualified for the Paycheck Protection Program (the “PPP Loan”). The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. We have determined that the qualifications for the credit were met in the first, second and third quarters of 2021. In July 2021, we applied for a refund of $1.5 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses during the three months ended June 30, 2021. In September 2021, we applied for a refund of $0.6 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses during the three months ended September 30, 2021. Of the $0.6 million, $0.4 million was recorded within cost of services and $0.2 million was recorded within general and administrative expenses. We have not yet determined whether we will qualify for additional credits for the fourth quarter of 2021.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Net revenues	$6,116	$5,561	$555	10.0%
Cost of revenues	3,668	4,397	(729)	(16.6)%
Gross profit	2,448	1,164	1,284	110.3%
Gross profit percentage	40.0%	20.9%
Selling and administrative expenses	2,566	2,604	(38)	(1.5)%
Loss on disposal of assets	-	(18)	18	(100.0)%
Loss from operations	(118)	(1,458)	1,340	(91.9)%
Other income	10,223	2,468	7,755	314.2%
Income before income taxes and equity method investment loss	10,105	1,010	9,095	900.5%
Income tax expense	(2,696)	(614)	(2,082)	339.1%
Equity method investment loss	(323)	(460)	137	(29.8)%
Net income (loss) from continuing operations	$7,086	$(64)	$7,150	n/m
n/m = not meaningful

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Net revenues	$16,981	$15,534	$1,447	9.3%
Cost of revenues	10,909	12,353	(1,444)	(11.7)%
Gross profit	6,072	3,181	2,891	90.9%
Gross profit percentage	35.8%	20.5%
Selling and administrative expenses	7,933	9,154	(1,221)	(13.3)%
Loss on disposal of assets	-	(18)	18	(100.0)%
Loss from operations	(1,861)	(5,991)	4,130	(68.9)%
Other income	9,937	2,546	7,391	290.3%
Income (loss) before income taxes and equity method investment loss	8,076	(3,445)	11,521	(334.4)%
Income tax expense	(2,788)	(996)	(1,792)	179.9%
Equity method investment loss	(1,468)	(580)	(888)	153.1%
Net income (loss) from continuing operations	$3,820	$(5,021)	$8,841	(176.1)%

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

Net revenues during the quarter ended September 30, 2021 increased 10.0% to $6.1 million from $5.6 million during the quarter ended September 30, 2020. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screens. Those increases were partially offset by large a projection equipment sale in the prior year.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$5,822	$5,260	$562	10.7%
Other	294	301	(7)	(2.3)%
Total net revenues	$6,116	$5,561	$555	10.0%

Strong Entertainment

Revenue from Strong Entertainment increased 10.7% to $5.8 million in the third quarter of 2021 from $5.3 million in the third quarter of 2020. The year-over-year increase in revenue was primarily due to higher revenues from screens systems, field maintenance and monitoring services and our Eclipse curvilinear screen projects. Those increases were partially offset by the timing of a large projection equipment sale in the third quarter of 2020, which skews the quarterly comparison.

While major markets have eased COVID-19-related restrictions, or lifted them entirely, we expect the pace of recovery of our Strong Entertainment revenue will continue to be dependent upon the overall measures in place to control COVID-19 and the pace at which studios release new feature films to market. Studios recently resumed releasing major movies to the cinemas and continue to have a backlog of content planned for release in 2022 and 2023. In addition, we believe many of our customers will benefit from government programs such as the Shuttered Venue Operators Grant, which has allocated over $16 billion of assistance to the entertainment industry.

Gross Profit

Consolidated gross profit increased to $2.4 million during the quarter ended September 30, 2021 from $1.2 million during the quarter ended September 30, 2020. As a percentage of revenue, gross profit was 40.0% and 20.9% for the quarters ended September 30, 2021 and September 30, 2020, respectively. Excluding the impact of employee retention credits in the current period, gross profit for the quarter ended September 30, 2021 would have been 33.1%, as compared with 20.9% in the prior year.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,154	$889	$1,265	142.3%
Other	294	275	19	6.9%
Total gross profit	$2,448	$1,164	$1,284	110.3%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.2 million or 37.0% of revenues in the third quarter of 2021, which included a positive impact of $0.4 million as a result of the employee retention credit. Excluding the impact of the employee retention credit, gross profit would have been 29.7% of revenue compared to 16.9% in the prior year. The increase in gross profit dollars was primarily attributable to higher screen and field service revenues and the $0.4 million employee retention credit.

(Loss) Income From Operations

Consolidated loss from operations was $0.1 million in the third quarter of 2021 compared to $1.5 million in the third quarter of 2020.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$1,028	$(79)	$1,107	(1401.3)%
Other	(142)	(15)	(127)	846.7%
Total segment operating income (loss)	886	(94)	980	(1,042.6)%
Unallocated administrative expenses	(1,004)	(1,364)	360	(26.4)%
Total loss from operations	$(118)	$(1,458)	$1,340	(91.9)%

Strong Entertainment generated income from operations of $1.0 million in the third quarter of 2021 compared to a loss from operations of $0.1 million in the third quarter of 2020. The improvement in income from operations was primarily due to the increase in revenue and gross profit described above and $0.1 million of employee retention credits included in selling and administrative expenses.

Unallocated administrative expenses decreased to $1.0 million in the third quarter of 2021 compared to $1.4 million in the third quarter of 2020. The decrease was driven primarily by the recognition of employee retention credits of $0.2 million, lower compensation and benefits, as well as reductions in information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income of $10.2 million during the third quarter of 2021 primarily consisted of a $8.4 million unrealized gain on investments, $1.7 million realized gain on investments, and $0.2 million of foreign currency transaction adjustments. For the third quarter of 2020, total other income of $2.5 million primarily consisted of a $2.7 million gain on our business interruption claim for the weather-related incident at our production facility in Quebec, partially offset by foreign currency transaction adjustments of $0.2 million and $0.1 million of interest expense.

Income tax expense was approximately $2.7 million during the third quarter of 2021 compared to $0.6 million during the third quarter of 2020. Our income tax expense consisted primarily of income tax on foreign earnings and deferred tax expense on the unrealized gain on investments.

We recorded equity method investment loss of $0.3 million during the third quarter of 2021, consisting of $0.4 million loss from GreenFirst, partially offset by a $0.1 million of income from FGF. We recorded an equity method investment loss of $0.5 million in the third quarter of 2020, consisting of $0.4 million from GreenFirst and $20 thousand from FGF.

As a result of the items outlined above, we generated net income from continuing operations of $7.1 million, or $0.38 per basic and diluted share, in the third quarter of 2021, compared to a net loss from continuing operations of $0.1 million, or $0.00 per basic and diluted share, in the third quarter of 2020.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues

Net revenues during the nine months ended September 30, 2021 increased 9.3% to $17.0 million from $15.5 million during the nine months ended September 30, 2020. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screen systems.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$16,121	$15,041	$1,080	7.2%
Other	860	493	367	74.4%
Total net revenues	$16,981	$15,534	$1,447	9.3%

Strong Entertainment

Revenue from Strong Entertainment increased 7.2% to $16.1 million in the first nine months of 2021 from $15.0 million in the first nine months of 2020. We started experiencing the negative effects of the COVID-19 pandemic late in the first quarter of 2020, which continued into the third quarter of 2020. As restrictions eased during the first nine months of 2021 and customer demand increased, revenues from screens systems and our Eclipse curvilinear screen projects have increased compared to the same period in 2020.

While major markets have eased COVID-19 related restrictions, or lifted them entirely, we expect the pace of recovery of our Strong Entertainment revenue will continue to be dependent upon the overall measures in place to control COVID-19 and the pace at which studios release new feature films to the market. Studios recently resumed releasing major movies to the cinemas and continue to have a backlog of content planned for release in 2022 and 2023. In addition, we believe many of our customers will benefit from government programs such as the Shuttered Venue Operators Grant, which has allocated over $16 billion of assistance to the entertainment industry.

Gross Profit

Consolidated gross profit increased 90.9% to $6.1 million during the nine months ended September 30, 2021 from $3.2 million during the nine months ended September 30, 2020. As a percentage of revenue, gross profit was 35.8% and 20.5% for the nine months ended September 30, 2021 and September 30, 2020, respectively. Excluding the impact of employee retention credits, gross profit during the nine months ended September 30, 2021 would have been 25.8%, as compared with 20.5% in the prior year.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$5,428	$2,769	$2,659	96.0%
Other	644	412	232	56.3%
Total gross profit	$6,072	$3,181	$2,891	90.9%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $5.4 million or 33.7% of revenues in the first nine months of 2021 compared to $2.8 million or 18.4% of revenues in the first nine months of 2020. The nine months ended September 30, 2021 included a positive impact of $1.3 million as a result of the employee retention credit. Excluding the impact of the employee retention credit, gross profit for the nine months ended September 30, 2021 would have been 25.8% of revenue. The increase in gross profit dollars was primarily attributable to the higher screen, equipment and field service revenue, and the $1.3 million employee retention credit as well as actions taken to control costs.

(Loss) Income From Operations

Consolidated loss from operations was $1.9 million in the first nine months of 2021 compared to $6.0 million in the first nine months of 2020.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,150	$(894)	$3,044	(340.5)%
Other	(577)	(457)	(120)	26.2%
Total segment operating income (loss)	1,573	(1,351)	2,924	(216.4)%
Unallocated administrative expenses	(3,434)	(4,640)	1,206	(26.0)%
Total loss from operations	$(1,861)	$(5,991)	$4,130	(68.9)%

Strong Entertainment generated income from operations of $2.2 million in the first nine months of 2021 compared to a loss from operations of $0.9 million in the first nine months of 2020. The improvement in income from operations was primarily due to the increase in revenue and gross profit described above and $0.3 million of employee retention credits included in selling and administrative expenses.

Unallocated administrative expenses decreased to $3.4 million in the nine months ended September 30, 2021 compared to $4.6 million in the same period of 2020. The decrease was driven primarily by the recognition of employee retention credits of $0.3 million, lower compensation and benefits, as well as reductions in information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income of $9.9 million during the first nine months of 2021 primarily consisted of a $8.4 million unrealized gain on investments, $1.7 million realized gain on investments, a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada, partially offset by $0.1 million of foreign currency transaction adjustments and $0.2 million of interest expense. Total other income of $2.5 million during the nine months ended September 30, 2020 primarily consisted of a $2.9 million gain on our property and casualty and business interruption claims for the weather-related incident at our production facility in Quebec, Canada, partially offset by $0.4 million of interest expense.

Income tax expense during the first nine months of 2021 was $2.8 million, which compared to $1.0 million during the first nine months of 2020. Our income tax expense consisted primarily of income tax on foreign earnings and deferred tax expense on the unrealized gain on investments.

We recorded an equity method investment loss of $1.5 million during the first nine months of 2021, consisting of $1.1million from GreenFirst and $0.3 million from FGF. We recorded an equity method investment loss of $0.6 million during the first nine months of 2020, consisting of $0.4 million from FGF and $0.1 million from GreenFirst.

As a result of the items outlined above, we generated a net income from continuing operations of $3.8 million, or $0.21 per basic and diluted share, in the first nine months of 2021, compared to a net loss from continuing operations of $5.0 million, or $0.34 per basic and diluted share, in the first nine months of 2020.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, investments, and other general corporate activities. Our capital expenditures during 2020 included costs incurred in the construction of the Strong Entertainment production facility in Quebec, Canada that sustained damage as a result of inclement weather. During the third quarter of 2021, we increased our investment in GreenFirst by exercising 8.3 million rights for a total cost of approximately $10.0 million. The rights were exchanged into common shares of GreenFirst, and after the conversion the Company holds 15.3 million shares of GreenFirst common stock. As of September 30, 2021, the fair value of our investment in GreenFirst was approximately $20.2 million.

We ended the third quarter of 2021 with total cash and cash equivalents and restricted cash of $10.5 million compared to $4.8 million as of December 31, 2020. Of the $10.5 million as of September 30, 2021, $1.8 million was held by our Canadian subsidiary, Strong/MDI, and $0.2 million was restricted. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of September 30, 2021, the parent company had outstanding intercompany loans from Strong/MDI of approximately $34.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of September 30, 2021.

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

On March 2, 2021, we received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleged the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”), pursuant to which our subsidiaries lease certain digital taxi top advertising signs. We have made all required payments to Huntington during the term of the Lease Agreement and expect to continue to make monthly payments on a timely basis. The Default Notice did not allege that we have failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleged that we violated certain technical covenants in the Lease Agreement. Huntington demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice. We disputed Huntington’s assertion that an event of default had occurred under the Lease Agreement and believe that many of the assertions made in the Default Notice are false and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, we provided a written response to Huntington detailing our position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, and asserting our good faith belief that we have abided by the terms, conditions and covenants of the Lease Agreement. In order to resolve the situation and avoid the potential costs of a lengthy legal dispute, on April 2, 2021, we entered into an Agreement of Forbearance and Conditional Sale (the “Settlement Agreement”) with Huntington and CCA Financial, LLC. The amounts payable by us pursuant to the Settlement Agreement include only payments contractually due under the Lease Agreement and do not include any additional penalties, interest, or liquidation damages. We agreed to accelerate payment of the $2.1 million remaining payments contractually due under the Lease Agreement and to exercise our option to purchase the leased assets for $1.0 million. The $2.1 million plus sales tax owed under the Lease Agreement was paid upon execution of the Settlement Agreement and the lease equipment buyout will be paid in twelve monthly installments from June 1, 2021 to May 1, 2022. Upon payment in full, the Lease Agreement and all obligations thereunder will terminate.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity investments, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our investment holdings, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 10 to the condensed consolidated financial statements for a description of our debt as of September 30, 2021.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $0.3 million during the nine months ended September 30, 2021 primarily due to cash outflows for selling and administrative expense and reductions in working capital which was primarily a result of the recognition of a receivable of $2.1 million in connection with filing for the employee retention credits, partially offset by the operating income generated by Strong Entertainment. Net cash provided by operating activities from continuing operations was $5.7 million in the first nine months of 2020 primarily due to improvements in working capital, partially offset by the operating loss generated by Strong Entertainment and the cash outflows for selling and administrative expenses.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $10.6 million during the nine months ended September 30, 2021, which consisted of a $10.0 million increase to our investment in GreenFirst and $0.7 million of capital expenditures. Net cash used in investing activities from continuing operations was $4.6 million in the first nine months of 2020, which consisted of a $4.1 million investment in Firefly and capital expenditures of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations was $3.6 million during the nine months ended September 30, 2021, which primarily consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $2.6 million of principal payments on finance leases and short-term debt. Net cash used in financing activities from continuing operations was $1.1 million during the nine months ended September 30, 2020, which consisted of principal payments on finance leases and short-term debt.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, we disclose information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes discontinued operations, share-based compensation, impairment charges, equity method income (loss), unrealized gains (losses) on investments, fair value adjustments, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries, certain tax credits and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended September 30,
	2021				2020

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$7,685	$(599)	$-	$7,086	$1,939	$(2,003)	$5,710	$5,646
Net income from discontinued operations	-	-	-	-	-	-	(5,710)	(5,710)
Net income ( loss) from continuing operations	7,685	(599)	-	7,086	1,939	(2,003)	-	(64)
Interest expense (income), net	25	(18)	-	7	24	85	-	109
Income tax expense	2,327	369	-	2,696	488	126	-	614
Depreciation and amortization	216	129	-	345	226	46	-	272
EBITDA	10,253	(119)	-	10,134	2,677	(1,746)	-	931
Stock-based compensation expense	-	213	-	213	-	239	-	239
Equity method investment loss (income)	414	(91)	-	323	20	440	-	460
Employee retention credit	(527)	(90)	-	(617)	-	-	-	-
Realized gain on investments	(1,689)	-	-	(1,689)	-	-	-	-
Unrealized gain on investments	(7,648)	(728)	-	(8,376)	-	-	-	-
Loss on disposal of assets and impairment charges	-	-	-	-	-	18		18
Foreign currency transaction (income) loss	(162)	-	-	(162)	172	-	-	172
Gain on property and casualty insurance recoveries	-	-	-	-	(2,736)	-	-	(2,736)
Adjusted EBITDA	$641	$(815)	$-	$(174)	$133	$(1,049)	$-	$(916)

	Nine Months Ended September 30,
	2021				2020

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$7,719	$(3,899)	$14,649	$18,469	$917	$(5,938)	$6,492	$1,471
Net income (loss) from discontinued operations	-	-	(14,649)	(14,649)	-	-	(6,492)	(6,492)
Net income (loss) from continuing operations	7,719	(3,899)	-	3,820	917	(5,938)	-	(5,021)
Interest expense, net	84	146	-	230	91	281	-	372
Income tax expense	2,406	382	-	2,788	853	143	-	996
Depreciation and amortization	687	298	-	985	688	155	-	843
EBITDA	10,896	(3,073)	-	7,823	2,549	(5,359)	-	(2,810)
Stock-based compensation expense	-	686	-	686	-	724	-	724
Equity method investment loss	1,150	318	-	1,468	137	443	-	580
Employee retention credit	(1,576)	(336)	-	(1,912)	-	-	-	-
Realized gain on investments	(1,689)	-	-	(1,689)	-	-	-	-
Unrealized gain on investments	(7,648)	(728)	-	(8,376)	-	-	-	-
Loss on disposal of assets and impairment charges	-	-	-	-	-	18		18
Foreign currency transaction loss (income)	56	-	-	56	(51)	-	-	(51)
Gain on property and casualty insurance recoveries	(148)	-	-	(148)	(2,850)	-	-	(2,850)
Severance and other	15	87	-	102	78	7	-	85
Adjusted EBITDA	$1,056	$(3,046)	$-	$(1,990)	$(137)	$(4,167)	$-	$(4,304)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2020. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the third quarter of 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

July 2021	-	$-	-	636,931
August 2021	-	-	-	636,931
September 2021	-	-	-	636,931
Quarter Ended September 30, 2021	-	$-	$-	636,931

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Amendment to Executive Employment Agreement, executed as of September 3, 2021, by and between Ballantyne Strong, Inc., and Mark Roberson.	8-K	10.1	September 8, 2021

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Ballantyne Strong, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

**       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 10, 2021	Date:	November 10, 2021

