Form 10-K
period 2021-12-31
BALLANTYNE STRONG, INC.
filed 2022-03-24
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 30, 2021 was approximately $57.9 million. The Company does not have any non-voting common equity. As of March 15, 2022, 19,252,335 shares of common stock of Ballantyne Strong, Inc., par value $0.01 per share, were outstanding.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition; the general economic impact of the ongoing military conflict in Ukraine, including the impact of related sanctions being imposed by the U.S. Government and the governments of other countries, and the impact of potential reprisals as a consequence of the military conflict in Ukraine and any related sanctions; the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic and the ongoing military conflict in Ukraine and related sanctions); economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of the COVID-19 pandemic and the ongoing military conflict in Ukraine and related sanctions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic or the ongoing military conflict in Ukraine); the adequacy of insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price.

Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, the ongoing military conflict in Ukraine and related sanctions, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ii

PART I

Item 1. Business

Ballantyne Strong, Inc. (“Ballantyne Strong”, the “Company”, “us” or “we”), a Delaware corporation established in 1932, went public in 1995. Our shares are traded on the NYSE American market under the symbol “BTN.” Our website is www.ballantynestrong.com. The inclusion of our Internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website. At our 2021 Annual Meeting of Stockholders, a proposal to approve an amendment and restatement to our Certificate of Incorporation to change our corporate name from Ballantyne Strong, Inc. to FG Group Holdings Inc. was approved. Although we have not yet implemented the change to our corporate name, we intend to do so during the first half of 2022.

We operate Strong Entertainment, which has a leadership position in supplying projection screens and related products and services to the cinema exhibition and entertainment industry. We have capital allocated to equity holdings in three independent companies, one of which is a private venture-backed company and two are publicly traded companies. We also operate a technology incubator and co-working facility in Alpharetta, Georgia where, effective February 1, 2022, we also own the land and buildings.

Our strategic plans contemplate a combination of:

●	Expanding our Strong Entertainment operating business, organically and though complimentary transactions following a planned separation and initial public offering;
●	Maximizing the value of our holdings by strategically allocating additional capital, monetizing positions, and redeploying capital; and
●	Managing public company costs to minimize overhead levels of the Ballantyne Strong holding company.

We believe Strong Entertainment has established a leadership position in the entertainment industry, providing mission critical products and services to cinema exhibitors and entertainment venues for over 80 years. We intend to focus on growing and increasing the scope, scale and value of our Strong Entertainment operating business.

Over the past 18 months, we have been focused on improving operating performance and positioning the group for accelerated growth following a period of COVID-19 related industry disruptions. Entering 2022, management is focused on growth opportunities, including a combination of organic growth and expansion through strategic transactions in the Entertainment business.

As part of that strategy, the Company announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of the Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment, Inc. (“Strong Global Entertainment”). Strong Global Entertainment plans to file a registration statement with the U.S. Securities and Exchange Commission (“SEC”) and intends to commence an initial public offering of its common shares during 2022 to raise additional capital to support its growth plans. If successful, we expect to apply to have the Strong Global Entertainment common shares trade on the NYSE American under the ticker symbol “SGE” following the initial public offering, and the Company would expect to continue to be the majority shareholder of Strong Global Entertainment.

The Company also continues to evaluate opportunities to allocate capital. As of December 31, 2021, the Company held equity stakes in three separate companies. Firefly Systems, Inc. (“Firefly”) operates a media network and digital advertising solutions on taxi and rideshare vehicles. FG Financial Group, Inc. (“FGF”) operates as a diversified insurance, reinsurance and investment management holding company, and GreenFirst Forest Products Inc (“GreenFirst”), recently completed a series of transactions making it one of the largest producers in the Canadian timber market. In February 2022, subsequent to the end of the year, the Company, through its wholly owned subsidiary, Digital Ignition, LLC, completed the purchase of the land and building housing its Digital Ignition business in Alpharetta, Georgia.

Fundamental Global GP, LLC (“Fundamental Global”), the funds that it manages, its other affiliates, and the directors and officers of the Company and their affiliates together held approximately 33.6% of the Company’s outstanding stock as of March 15, 2022. In some cases, funds managed by Fundamental Global may acquire positions in the same public companies as the Company. Fundamental Global’s funds currently hold positions in FGF and GreenFirst.

Strong Entertainment Overview

As noted above, we recently announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of our Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment. The information provided below describes the historical operation of our Strong Entertainment business segment, rather than as a standalone operating company.

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

As a manufacturer and distributor of projection screens systems, we have contractual relationships to supply projection screens to major cinema exhibitors, including IMAX Corporation (“IMAX”), AMC Entertainment Holdings (“AMC”), and Cinemark Holdings, Inc. (“Cinemark”), and other cinema operators worldwide. In addition to traditional projection screens, we also manufacture and distribute our Eclipse curvilinear screens, which are specially designed for theme parks, immersive exhibitions, as well as simulation applications.

We also provide maintenance, repair, installation, network support services and other services to cinema operators, primarily in the United States. Many of our customers choose annual managed service arrangements for maintenance and repair services. We also provide maintenance services to customers on a time and materials basis. Our field service and Network Operations Center (“NOC”) staff work hand in hand to monitor and resolve system and other issues for our customers. Our NOC, staffed by software engineers and systems technicians, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems’ issues before they cause system failures.

We recently launched Strong Studios, Inc., (“Strong Studios”) a Delaware corporation and a wholly owned subsidiary of Strong Technical Services, Inc. (“STS”). The goal in launching Strong Studios is to expand our Entertainment Business to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging our existing relationships in the industry.

The coronavirus pandemic (“COVID-19”) and inflationary pressures have been posing and may continue to pose challenges for our business. The COVID-19 global pandemic resulted in a significant impact to our customers and their ability and willingness to purchase our products and services. A significant number of our customers temporarily ceased operations at times during the pandemic, some of which continue to operate under COVID-19 restrictions. As such, we have experienced, and may continue to experience an impact on our results of operations.

Products and Services

Projection Screens and Support Systems — We believe we are the largest manufacturer and distributor of premium large format projection screens to the cinema industry in North America. We have contractual relationships to supply projection screens to major cinema exhibitors, including IMAX Corporation (“IMAX”) and Cinemark Holdings, Inc. (“Cinemark”), and other cinema operators worldwide. We also manufacture innovative screen support structures custom built to adapt to virtually any venue requirement, with a unique self-standing modular construction that allows for easy assembly and adjustable size.

In addition to traditional projection screens, we also manufacture and distribute our Eclipse curvilinear screens, which are specially designed for theme parks, immersive exhibitions, as well as simulation applications. Our Eclipse curvilinear screens are specially designed to provide maximum viewer engagement in media-based attractions and immersive projection environments. The solid surface minimizes light loss to maintain higher resolution at lower lumen output. Patented speaker panels allow selective placement of rear mounted speakers to ensure the audio derives from the source media on screen. Applications include interactive dark rides, 3D/4D theme park rides, flying theaters and motion simulators.

We believe that our screens are the highest quality in the industry providing the highest gain and other characteristics important to the exhibitor and its patrons. Our high quality is driven by our innovative manufacturing process, focus on quality control and our proprietary coatings. We believe we are the only major screen manufacturer that develops and produces its own proprietary coatings, which are critical to the overall quality, increased screen reflectivity and brightness, and continued innovation of our screens.

Technical Services – We provide digital projection equipment installation and after-sale maintenance and network support services to the entertainment industry. Our field service technicians and NOC staff work hand in hand to monitor and resolve system and other issues for our customers. We service many of our customers under recurring revenue contracts providing for maintenance and repair to a wide range of installed digital equipment, providing our customers with a reliable turnkey outsourced service option. We also provide services to customers on a time and materials basis. Our NOC, staffed by software engineers and systems techs, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems’ issues before they cause system failures.

Content - We recently launched our Strong Studios division, expanding our Entertainment Business to include content creation and production of feature films and series. The launch of Strong Studios further diversifies our revenue streams and increases our addressable markets, while leveraging our existing relationships in the industry. While Strong Studios has not started any substantive operations, it has acquired, from Landmark, an unrelated party, original feature films and television series, as well as been assigned third party rights to content for global multiplatform distribution.

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

We have non-exclusive distribution agreements with NEC and Barco that allow us to market digital projectors in North and South America. Recently, we announced that we entered into a preferred commercial relationship with Cinionic, Inc., the world’s leading provider of laser cinema solutions, to enhance the services to operators across North America. We believe this relationship enhances our ability to service our valued customers by providing increased access to technology, better training for our technicians and will strengthen our global reach due to closer relationships with their international sales teams.

We provide technical services in the United States. We market and sell our services both directly to theater owners and other entertainment-related markets and through dealers or Value Added Reseller (“VAR”) networks.

Competition

There are several other companies that manufacture and distribute projection screens. We believe that our primary competitors in the worldwide projection screen market include Harkness Screens International Ltd., Severtson, Screen Solutions, Spectro, MECHANISCHE Weberei BOHEMIA s.r.o. and Galalite Projection Screens. Competitive factors include product performance characteristics, quality, availability, location/shipping logistics and price.

The market for our other digital cinema equipment and technical services is highly competitive, and the industry is fragmented. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes other integrators and resellers. Manufacturers may also sell equipment directly to exhibitors, especially for large orders. We believe that our primary competition for installation, after-sale maintenance, and NOC services is Christie Digital Systems USA, Inc., Moving Image Technologies Tri-State Digital Services and Sonic Equipment Company. We also compete with in-house technical resources at some of our larger entertainment customers for services work.

Recent Developments

During February 2022, we launched Strong Studios. Strong Studios has acquired, from Landmark Studios, Inc (“Landmark”), a subsidiary of Chicken Soup of the Soul Entertainment, original feature films and television series, as well as been assigned third party rights to content for global multiplatform distribution.

Equity Holdings

The Company holds equity stakes in two public companies. The Company holds approximately 25% of FG Financial Group, Inc. (Nasdaq: FGF) (“FGF”), a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to SPAC and SPAC sponsor-related businesses; and approximately 9% of GreenFirst Forest Products Inc. (TSX: GFP) (“GreenFirst”), a forest-first business focused on sustainable forest management and lumber production. The Company also holds preferred shares in a private company, Firefly Systems, Inc. (“Firefly”), which operates a media network and digital advertising solutions on taxi and rideshare vehicles. We sold our Strong Outdoor business to Firefly in August 2020.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for 38% of 2021 consolidated net revenues. Trade accounts receivable from these customers represented 29% of net consolidated receivables at December 31, 2021. None of our customers accounted for more than 10% of both our consolidated net revenues during 2021 and our net consolidated receivables as of December 31, 2021.

Manufacturing

We manufacture cinema screens through Strong/MDI Screen Systems, Inc. (“Strong/MDI”), our subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of an approximately 80,000 square-foot facility for the manufacture of screen systems. These facilities include PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state-of-the-art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications.

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

Human Capital Resources

We employed 159 persons at December 31, 2021, 158 of which were full-time. Of these employees, 74 positions were considered manufacturing or operational, 44 were service related and 41 were considered sales and administrative. We are not a party to any collective bargaining agreement.

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

The COVID-19 pandemic has had, and may continue to have, a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic and ensuing governmental responses have materially negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, including variants thereof and any repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases and new variants of COVID-19, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses, including movie theaters. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to purchase our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, some of which continue to be suspended; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, have terminated or deferred their non-essential capital expenditures. While some movie theaters and chains have begun to re-open, or announced plans to re-open in the near future, theater operators may continue to experience reduced revenues for an extended period due to, among other things, consumer concerns over safety and social distancing, depressed consumer sentiment due to adverse economic conditions, including job losses, capacity restrictions, and postponed release dates, shortened “release windows” between the release of motion pictures in theaters and an alternative delivery method, or the release of motion pictures directly to alternative delivery methods, bypassing the theater entirely, for certain movies, and continued COVID-19 outbreaks could cause these theaters to suspend operations again. The COVID-19 pandemic has also adversely affected film production and may adversely affect the pipeline of feature films available in the short- or long-term. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China by a third party was also delayed by the COVID-19 pandemic. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold equity stakes; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

In response to uncertainties associated with the COVID-19 pandemic, we have taken significant steps to preserve cash and remain in a strong competitive position when the current crisis subsides by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. Among other mitigating actions, we implemented targeted furloughs, temporarily curtailed our service and distribution activities in the United States and temporarily reduced compensation of our executive officers and certain other employees, and our board of directors waived its cash compensation for 2020. We have also implemented remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. In addition, these and other employees may face additional demands on their time, such as increased responsibilities resulting from school and childcare closures or illness of family members. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our financial condition and results of operations. Furthermore, we applied for and received wage subsidies, and are in the process of reviewing tax credits and other financial support under the newly enacted COVID-19 relief legislation in the U.S. and Canada. However, the legislation and guidance from the authorities continues to evolve; as such, the amount and timing of support, if any, that we could receive is not determinable at this time, and there can be no guarantees that we will receive financial support through these programs. In addition, certain government benefits that we seek to access have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term, and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. In the event of a sustained market deterioration, and continued declines in net sales, including the impact of such events on the borrowing base under the Strong/MDI credit facilities, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows is dependent on future developments, the duration of the pandemic, including repeat or cyclical outbreaks, new and potentially more contagious variants, additional “waves” and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

We have no assurance of future business from any of our customers.

We estimate future revenue associated with customers and customer prospects for purposes of financial planning and measurement of our sales pipeline, but we have limited contractual assurance of future business from our customers. While we do have arrangements with some of our customers, customers are not required to purchase any minimum amounts, and could stop doing business with us. Some customers maintain simultaneous relationships with our competitors, and could shift more of their business away from us if they choose to do so in the future.

There is no guarantee that we will be able to service and retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of any of our large customers could have a material adverse impact on our business.

Our operating results could be materially harmed if we are unable to accurately forecast demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we forecast inventory needs, place orders and plan personnel levels based on estimates of future demand. Our ability to accurately forecast demand for our products and services is limited and could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, effects of the COVID-19 pandemic and the weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Conversely, if we underestimate customer demand for our products and services, we may not be able to deliver products to meet requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Interruptions of, or higher prices of, components from our suppliers may affect our results of operations and financial performance.

A portion of our revenues are dependent on the distribution of products supplied by various key suppliers. If we fail to maintain satisfactory relationships with our suppliers, or if our suppliers experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business, and we may be unable to secure alternative manufacturing arrangements. Even if we are able to obtain alternative manufacturing arrangements, such arrangements may not be on terms similar to our current arrangements, or we may be forced to accept less favorable terms in order to secure a supplier as quickly as possible so as to minimize the impact on our business operations. In addition, any required changes in our suppliers could cause delays in our operations and increase our production costs and new suppliers may not be able to meet our production demands as to volume, quality or timeliness.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, the military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.

ESG goals and values are embedded in our core mission and vision, and we consider their potential impact on the sustainability of our business over time and the potential impact of our business on society. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance.

Further, possible actions to address ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

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

The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to continue in the future for a number of reasons including:

●	Certain of our competitors in the digital equipment industry have longer operating histories and greater financial, technical, marketing and other resources than we do, which, among other things, may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Some of our competitors also have greater name and brand recognition and a larger customer base than us.

●	Some of our competitors are manufacturing their own digital equipment while we employ a distribution business model through our distribution agreements with NEC Display Solutions of America, Inc. (“NEC”), Barco, Inc. (“Barco”) and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues.

●	Suppliers could decide to utilize their current sales force to supply their products directly to customers rather than utilizing channels.

In addition, we face competition for consumer attention from other forms of entertainment, including streaming services and other forms of entertainment that may impact the cinema industry. The other forms of entertainment may be more attractive to consumers than those utilizing our technologies, which could harm our business, prospects and operating results.

For these and other reasons, we must continue to enhance our technologies and our existing products and services, and introduce new, high-quality technologies and products and services to meet the wide variety of competitive pressures that we face. If we are unable to compete successfully, our business, prospects and results of operations will be materially adversely impacted.

We depend in part on distributors, dealers and resellers to sell and market our products and services, and our failure to maintain and further develop our sales channels could harm our business.

In addition to our in-house sales force, we sell some of our products and services through distributors, dealers and resellers. As we do not have long-term contracts and these agreements may be cancelled at any time, any changes to our current mix of distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. If our distributors, dealers and resellers are not successful in selling our products, our revenue would decrease. Specifically, the shutdowns of local and state economies as a result of the COVID-19 pandemic has and may continue in the future to adversely affect the operations of our dealers and resellers. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new distributors. If we do not maintain our relationship with existing distributors or develop relationships with new distributors, dealers and resellers our ability to grow our business and sell our products and services could be adversely affected and our business may be harmed.

Our capital allocation strategy may not be successful, which could adversely impact our financial condition.

We intend to continue investing part of our cash balances in public and private companies and may engage in mergers, acquisitions and divestitures. We intend our holdings in public companies to be made in circumstances where we believe that we will be able to exercise some degree of influence or control. We may also continue to invest in private companies or other areas, including acquisitions of businesses. Currently, our holdings are highly concentrated in two public companies, FGF and GreenFirst, and one private company, Firefly. In some cases, funds controlled by our affiliate Fundamental Global have, and may in the future, acquire positions in the same public companies as us. These types of holdings are riskier than holding our cash balances as bank deposits or, for example, conservative options such as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these holdings. Under certain circumstances, significant declines in the fair values of these holdings may require the recognition of other-than-temporary impairment losses. We may lose all or part of our holding relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our holdings may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

If our capital allocation strategy is not successful or we achieve less than expected returns from these holdings, it could have a material adverse effect on us. The Board of Directors may also change our capital allocation strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

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

Our operating margins may decline as a result of increasing product costs.

Our business is subject to pressure on pricing and costs caused by many factors, including supply chain disruption, intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from customers to reduce the prices we charge for our products and services, and changes in consumer demand. While inflation has been relatively low in recent years, it began to increase in the second half of 2021. Factors including global supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in cost increases, particularly for labor, and could continue to increase. Costs for the raw materials used to manufacture our products are affected by, among other things, energy prices, demand, fluctuations in commodity prices and currency, shipping costs and other factors that are generally unpredictable and beyond our control such as the escalating military conflict between Russia and Ukraine. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows.

Our sales cycle can be long and timing of orders and shipments unpredictable, particularly with respect to large enterprises, which could harm our business and operating results.

The timing of our sales is difficult to predict, and customers typically order screen and other distribution products with limited advance notice which impacts our ability to forecast revenue and manage operations. For our managed service offerings, the sales cycle can be long and involve educating and achieving buy-in from multiple parts of a customer organization. As a result, the length and variable nature of customer ordering patterns and timing could materially adversely impact our business and results of operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

Our top ten customers accounted for 38% of 2021 net consolidated revenues. Trade accounts receivable from these customers represented 29% of net consolidated receivables at December 31, 2021. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations.

Government agencies in Canada have notified Strong/MDI that certain modifications are required to be made to the Joliette Plant in order to meet safety and emissions standards.

Strong/MDI has been informed by certain government agencies in Canada, including but not limited to, the Joliette Fire Department, and the Quebec Ministry of the Environment, that certain aspects of the Joliette Plant must be modified to fully comply with safety and emissions standards. Strong/MDI has implemented changes to address some, but not all, of the identified requirements.

The required modifications include installing new air evaluator and exhaust chimneys as well as modifying the walls and doors in the paint and coatings area to achieve a 2-hour fire resistance standard. In addition, it was required that we modify certain mezzanine areas to reduce their size and upgrade construction to non-combustible materials, add an additional exterior access, and purchase spill resistant pallets. We estimate that if we were to proceed with implementing the remaining identified requirements, the cost would be approximately CAD$0.3 million to CAD$0.5 million (approximately USD$0.2 million to USD$0.4 million) if undertaken on their own and not as part of a broader plant improvement initiative. Our intention is to address the remaining requirements as one component of an expansion and reorganization of the certain areas of the Joliette Plant. We believe the project would improve production flow in the plant, accommodate growth of the Eclipse product line in addition to addressing the requirements. We estimate that the cost of an expansion and reorganization of the Joliette Plant, which includes the estimated costs to remedy the remaining required modifications, would be approximately CAD$1.0 million to CAD$1.5 million (approximately USD$0.8 million to USD$1.2 million), depending on the final scope of the expansion as well as fluctuations in construction materials and other costs. If we fail to address the requirements, it could be possible that we could incur penalties or production could be interrupted. The expansion could cost more or take longer than our expectations and could result in production disruptions in the facility during the construction process.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States accounted for approximately 17% of consolidated revenues during 2021. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies, including in the U.S. and China, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor, political and other disturbances, such as the impact of the coronavirus and other public health epidemics or pandemics. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, financial condition and results of operations. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a portion of our foreign sales are denominated in foreign currencies and amounted to approximately USD$1.5 million in 2021. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

Any of these factors could adversely affect our foreign activities and our business, financial condition and results of operations.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our financial condition, results of operations and strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our financial condition, results of operations and strategic objectives.

In addition, we are subject to Canadian and foreign anti-corruption laws and regulations such as the Canadian Corruption of Foreign Public Officials Act. In general, these laws prohibit a company and its employees and intermediaries from bribing or making other prohibited payments to foreign officials or other persons to obtain or retain business or gain some other business advantage. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted. Failure by us or our predecessors to comply with the applicable legislation and other similar foreign laws could expose us and our senior management to civil and/or criminal penalties, other sanctions and remedial measures, legal expenses and reputational damage, all of which could materially and adversely affect our business, financial condition and results of operations. Likewise, any investigation of any alleged violations of the applicable anti-corruption legislation by Canadian or foreign authorities could also have an adverse impact on our business, financial condition and results of operations.

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of COVID-19 and variants thereof. The most recent global financial crisis caused by the coronavirus resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Any failure to maintain the security of information relating to our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and adversely affect our business and reputation.

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, and suppliers, as well as our business. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. These risks include operational interruption, private data exposure and damage to our relationship with our customers, among others. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break- ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

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

There are risks associated with the completion of the planned separation and initial public offering of shares of common stock of our Strong Entertainment operating business.

We plan to conduct an initial public offering of our Strong Entertainment operating business after which the Entertainment business will operate independently as a publicly listed company. There is no assurance we will be able to successfully complete the separation and initial public offering. In the event the Company does not complete the separation and offering, it could incur write-offs related to the legal, tax and regulatory costs of the transaction.

In addition, if the separation and initial public offering is successful, the Entertainment business will then operate as an independent company. Although Ballantyne Strong will be a large shareholder and have the ability to influence operating decisions, it will no longer directly control all day to day decision making or have direct access to the operating cash flows of that business following the separation.

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

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, entry into new lines of business and markets or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, divestitures and entries into new lines of business include a number of risks and present financial, managerial and operational challenges, including but not limited to:

●	diversion of management attention from running our existing business;

●	possible material weaknesses in internal control over financial reporting;

●	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

●	increased costs to integrate, develop or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired, new or divested business or assets;

●	potential exposure to material liabilities not discovered in the due diligence process;

●	potential adverse effects on reported results of operations due to possible write-down of goodwill and other intangible assets associated with acquisitions;

●	potential damage to customer relationships or loss of synergies in the case of divestitures; and

●	unavailability of acquisition financing or inability to obtain such financing on reasonable terms.

Any acquired business, technology, service or product, or entry into a new line of business could significantly under-perform relative to our expectations, and may not achieve the benefits we expect. For all these reasons, our pursuit of an acquisition, investment, new line of business, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

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

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics, such as the ongoing COVID-19 pandemic, the impact of which is uncertain and which, if it persists for an extended period of time, could disrupt our global supply chain and result in significant expenses or delays outside of our control, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance. For example, the COVID-19 pandemic has impacted and could further impact our operations, customers and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In addition, temporary cinema closures in domestic and foreign markets and delays to movie release schedules may potentially negatively impact our customers’ operations and timing of orders. Further, adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of epidemics or pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

Fundamental Global, with its affiliates, is our largest shareholder, and its interests may differ from the interests of our other stockholders.

The interests of Fundamental Global may differ from the interests of our other stockholders. Fundamental Global and its affiliates hold approximately 30.3% of our outstanding shares of common stock as of March 15, 2022. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global, serves as our Chairman of our Board of Directors. As a result of its ownership position and Mr. Cerminara’s position with the Company, Fundamental Global could exert influence over matters submitted to stockholder approval, including the election of our directors, and other corporate actions such as amendments to our certificate of incorporation, bylaws, significant stock issuances, mergers and asset sales, and over our business, operations, and management, including the strategic plans for the business. Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s ownership position may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

We are entering a new line of business which could require additional capital.

The production, acquisition and distribution of feature films and series content requires substantial capital. We intend to mitigate risks by pre-selling rights to content and utilizing tax credit incentives in most cases to offset production costs. However, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues after release or distribution of such content. Although we intend to reduce the risks of production exposure through pre-sale of rights, tax credit programs, government and industry programs, co-financiers and other sources, we cannot assure you that we will successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition and distribution of content. Additionally, the production, completion and distribution of motion picture and television content can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond our control. As a result, if production incurs substantial budget overruns, we may have to seek additional financing or fund the overrun ourselves. We cannot make assurances regarding the availability of such additional financing on terms acceptable to us, or that we will recoup these costs. For instance, increased costs or budget overruns incurred with respect to a particular film may prevent a picture from being completed or released or may result in a delayed release and the postponement to a potentially less favorable date, all of which could cause a decline in performance, and, thus, the overall financial success of such film. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may incur significant write-offs if our projects do not perform well enough to recoup costs.

We will be required to amortize capitalized content production costs over the expected revenue streams as we recognize revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs will be evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, including because of delayed theatrical distribution of films as a result of the COVID-19 global pandemic and its effects, those costs would be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact our business, operating results and financial condition.

Our revenues and results of operations may fluctuate significantly from period to period.

Our revenues and results of operations can vary based on the timing of shipments of our cinema products particularly with regard to the timing of cinema screen shipments and timing of customer orders and shipments of projection equipment. With the launch of Strong Studios, those fluctuations could increase on a quarter-to-quarter basis as timing of revenue and amortization of production costs will depend on timing delivery of content, among other factors. The degree of commercial success of content that we sell, license or distribute, which cannot be predicted with certainty may cause our revenue and earnings results to fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate offices are located at 4201 Congress Street, Suite 175, Charlotte, North Carolina, 28209. Our current corporate office lease expires in June 2022. We have entered into a new two-year lease to move our corporate offices to 5960 Fairview Road, Suite 250, Charlotte, North Carolina, 28210. The new corporate office lease will be effective on the date we take possession of the office space, which we expect to occur prior to the expiration of our current corporate office lease.

In addition, we owned or leased the following facilities as of the date hereof:

●	Strong/MDI, one of our subsidiaries, owns an approximate 80,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facility is used for offices, manufacturing, assembly and distribution of cinema and other screens. We believe this facility is adequate for future needs and are evaluating capital expenditures to expand and improve the facility in 2022.

●	STS leases a combined office and warehouse facility in Omaha, Nebraska, which is primarily used for the storage and distribution of third-party products. The lease for this facility expires in February 2027.

●	We operate our Digital Ignition technology incubator and co-working facility in a 43,000 square-foot office facility in Alpharetta, Georgia. We leased this facility until February 2022, at which time we entered into an agreement to purchase the real estate and now own the land and building.

We believe these facilities are adequate for future needs. In addition, we do not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or replacing them with equivalent leased facilities or purchasing these or other facilities in the future.

Item 3. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. We and certain of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. During 2021, we recorded a loss contingency reserve of approximately $0.3 million, which represents our estimate of our potential losses related to the settlement of open cases. When appropriate, we may settle certain claims. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed and traded on the NYSE American under the symbol “BTN.”

According to the records of our transfer agent, we had 108 stockholders of record of our common stock on March 15, 2022. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock and Warrant Issuances

Public Offering

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

Purchase of Digital Ignition Building

On January 28, 2022, we, through our wholly owned subsidiary, Digital Ignition, LLC, and Metrolina Alpharetta, LLC (“Metrolina”) entered into an agreement pursuant to which we purchased a parcel of land with buildings and improvements in Alpharetta, GA. We previously leased the building and use it for our Digital Ignition technology incubator and co-working facility. The purchase price consisted of (i) $5.8 million, (ii) approximately 0.8 million shares of our common stock (the “Stock Grant”), and (iii) a warrant to purchase an additional 0.1 million shares of our common stock (the “Stock Warrant”).

The Stock Grant was made to Metrolina Capital Investors, LLC, (“Metrolina Capital”) and consisted of approximately 0.8 million shares of our common stock with a value equal to approximately $2.3 million. The number of shares of our stock was determined based upon a price per share equal to the average of the closing price of our on the NYSE American exchange for the 60 most recent trading days prior to February 1, 2022, rounded up to the nearest whole number of shares. Additionally, we issued the Stock Warrant to Metrolina Capital, consisting of a ten-year warrant to purchase up to 0.1 million shares of our common stock at an exercise price per share of $3.00. In connection with the issuance of Stock Warrant, we and Metrolina agreed that other warrants previously granted by us to Metrolina were cancelled and terminated.

Stock Repurchases

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding common stock pursuant to a plan adopted under Rule 10b5-1 of the Exchange Act. The program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

October 2021	-	$-	-	636,931
November 2021	-	-	-	636,931
December 2021	-	-	-	636,931
Quarter Ended December 31, 2021	-	$-	$-	636,931

Dividend Policy

We intend to retain our earnings to assist in financing our business and purchasing equity stakes in other companies and do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends by the Company are also subject to the discretion of the Board of Directors. Any determination by the Board of Directors as to the payment of dividends in the future will depend upon, among other things, business conditions, our financial condition and capital requirements, as well as any other factors deemed relevant by the Board. We have not paid cash dividends since we went public in 1995.

Item 6. Reserved

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may be further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Continuing Operations

Our Strong Entertainment segment includes one of the largest manufacturers of premium projection screens and customized screen support systems, and we also distribute other products and provide technical support services to the cinema, amusement park and other markets. We are focused on improving the operating performance as the United States and other countries recover from COVID-19 related business disruptions. We plan to manage the Strong Entertainment business segment to grow market share and organic revenue and improve operating results, with the intent of expanding the ultimate valuation of the business. We intend to separate our Strong Entertainment operating business from the Company and pursue an initial public offering to support the growth plans for that line of business.

In connection with the sale of our Strong Outdoor operating business to Firefly in August 2020, we entered into a Master Services Agreement and agreed to provide certain support services to Firefly. In addition, we use our facility in Alpharetta, Georgia for our Digital Ignition technology incubator and co-working facility. Results of those operations are included within “Other” in our results of operations.

We also continue to evaluate capital allocation opportunities to invest in other public or private companies or acquire other businesses, which may be within or outside of the Company’s existing markets. During 2021, we completed the divestiture of our Convergent digital signage business and allocated additional capital to increase our positions in GreenFirst and FGF. In February 2022, we also completed the acquisition of the land and building housing our Digital Ignition incubator and co-working business.

Discontinued Operations

Convergent Transaction in February 2021

As part of a transaction that closed on February 1, 2021, we divested our Convergent business segment. The purchase price was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note. Additionally, a portion of the Purchase Price was placed in escrow and a portion of the purchase price was subject to a working capital adjustment. As further consideration, the buyer also assumed approximately $5.7 million of debt, bringing the total enterprise value for Convergent sale to approximately $23.2 million. We recorded a gain of approximately $14.8 million during 2021 related to the sale of Convergent.

Firefly Transaction in August 2020

On August 3, 2020, we sold certain assets of the Strong Outdoor operating business to Firefly, and we continue to make available 300 digital taxi tops to Firefly. Strong Digital Media, LLC (“SDM”), an indirect subsidiary of Ballantyne Strong, retained certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day.

As a result of these divestitures, we have presented Convergent’s and Strong Outdoor’s operating results as discontinued operations for all periods presented. Note 3 contains additional information regarding these transactions.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses, including movie theaters. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, some of which continue to be suspended; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, have terminated or deferred their non-essential capital expenditures. While some movie theaters and chains have begun to re-open, or announced plans to re-open in the near future, theater operators may continue to experience reduced revenues for an extended period due to, among other things, consumer concerns over safety and social distancing, depressed consumer sentiment due to adverse economic conditions, including job losses, capacity restrictions, and postponed release dates, shortened “release windows” between the release of motion pictures in theaters and an alternative delivery method, or the release of motion pictures directly to alternative delivery methods, bypassing the theater entirely, for certain movies, and continued COVID-19 outbreaks could cause these theaters to suspend operations again. The COVID-19 pandemic has also adversely affected film production and may adversely affect the pipeline of feature films available in the short- or long-term. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and have experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China by a third party was also delayed by the COVID-19 pandemic. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold equity stakes; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (‘ARP Act’), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation expanded the group of qualifying business to include businesses with fewer than 500 employees and those who previously qualified for the Paycheck Protection Program (the “PPP Loan”). The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. We have determined that the qualifications for the credit were met in the first, second and third quarters of 2021. During the nine months ended September 30, 2021, we applied for refunds of a total of $2.1 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses. Of the $2.1 million, $1.3 million was recorded within cost of services, $0.5 million was recorded within general and administrative expenses, $0.1 million was recorded within selling expenses, and $0.2 million was recorded within discontinued operations during 2021. The Infrastructure Investment and Jobs Act was signed into law November. 15, 2021, and ended the availability of the employee retention credit for the entire fourth quarter of 2021.

The future and ultimate impact of the COVID-19 pandemic on our business and results of operations beyond the first quarter of fiscal year 2022 is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

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

Results of Operations:

The following table sets forth our operating results for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Net revenues	$27,030	$21,500	$5,530	25.7%
Cost of revenues	18,820	16,091	2,729	17.0%
Gross profit	8,210	5,409	2,801	51.8%
Gross profit percentage	30.4%	25.2%
Selling and administrative expenses	11,310	12,035	(725)	(6.0)%
Loss on disposal of assets	(38)	(58)	20	(34.5)%
Loss from operations	(3,138)	(6,684)	3,546	(53.1)%
Other income	12,116	2,354	9,762	414.7%
Income before income taxes and equity method holding loss	8,978	(4,330)	13,308	(307.3)%
Income tax expense	(3,236)	(1,258)	(1,978)	157.2%
Equity method holding loss	(2,371)	(2,677)	306	(11.4)%
Net income (loss) from continuing operations	$3,371	$(8,265)	$11,636	(140.8)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

Net revenues increased 25.7% to $27.0 million during 2021 from $21.5 million in 2020. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services, screen systems and equipment.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$25,886	$20,629	$5,257	25.5%
Other	1,144	871	273	31.3%
Total net revenues	$27,030	$21,500	$5,530	25.7%

Revenue from Strong Entertainment increased 25.5% to $25.9 million in, 2021 from $20.6 million in 2020. The increase from the prior year was due to a $3.6 million increase in product revenue and a $1.6 million increase in service revenue. Demand and revenue from both product sales and service revenue benefited from the continuing recovery from the impact of COVID-19. As restrictions eased and customer demand increased, revenues have increased compared to the same period in 2020. Revenue during 2020 was negatively impacted by the COVID-19 pandemic, including the government-mandated temporary closure of our screen manufacturing facility in Quebec, Canada and lower revenues from equipment sales and field service projects. The impact was particularly acute in the second quarter of 2020 when most entertainment venues across the world were forced to close in response to the pandemic. In the second half of 2020 and throughout 2021, our revenues recovered as many cinemas and theme parks began reopening.

While major markets have eased COVID-19 related restrictions, or lifted them entirely, we expect the pace of recovery of our revenue will continue to be dependent upon the overall measures in place to control COVID-19, and any variants thereof, and the pace at which studios release new feature films to the market. Studios recently resumed releasing major movies to the cinemas and continue to have a backlog of content planned for release in 2022 and 2023. In addition, we believe many of our customers have benefited from government programs such as the Shuttered Venue Operators Grant, which has allocated over $14 billion of assistance to the entertainment industry.

The increase in other revenue primarily related to a full year of services provided to Firefly under the Master Services Agreement during 2021 compared to only five months during 2020.

Gross Profit

Consolidated gross profit increased 51.8% to $8.2 million in 2021 from $5.4 million in 2020. As a percentage of revenue, gross profit increased to 30.4% during 2021 compared to 25.2% for 2020. Excluding the impact of employee retention credits, gross profit during the year ended December 31, 2021 would have been 25.7%, as compared with 25.2% in the prior year.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$7,283	$4,646	$2,637	56.8%
Other	927	763	164	21.5%
Total gross profit	$8,210	$5,409	$2,801	51.8%

Gross profit in the Strong Entertainment segment was $7.3 million or 28.1% of revenues for the year ended December 31, 2021 compared to $4.6 million or 22.5% of revenues for the year ended December 31, 2020. The 2021 annual period included a positive impact of $1.3 million as a result of the employee retention credit. Excluding the impact of the employee retention credit, gross profit for the year ended December 31, 2021 would have been 23.2% of revenue. The increase in gross profit was primarily attributable to higher screen, equipment and field service revenue, combined with the favorable impact of the $1.3 million employee retention credit and actions taken to control costs. Gross profit from product sales was $5.6 million or 28.3% of revenues for the year ended December 31, 2021 compared to $5.0 million or 31.3% of revenues for the year ended December 31, 2020. Gross profit from service revenue was $1.7 million or 27.6% of revenues for the year ended December 31, 2021 compared to negative $0.4 million or negative 7.8% of revenues for the year ended December 31, 2020.

Other gross profit increased during 2021 compared to 2020 primarily due to the increased revenue under the Master Services Agreement with Firefly.

Loss From Operations

Consolidated loss from operations was $3.1 million in 2021 compared to $6.7 million during 2020. The improvement in operating results was primarily due to the improvements in the operating performance of the Strong Entertainment segment, combined with reductions in corporate overhead.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,211	$2	$2,209	110450.0%
Other	(756)	(86)	(670)	779.1%
Total segment operating income (loss)	1,455	(84)	1,539	(1832.1)%
Unallocated administrative expenses	(4,593)	(6,575)	1,982	(30.1)%
Total loss from operations	$(3,138)	$(6,659)	$3,521	(52.9)%

Strong Entertainment’s operating income for the year ended December 31, 2021 was $2.2 million compared to breakeven for the year ended December 31, 2020. The improvement in income from operations was primarily due to the increase in revenue and gross profit discussed above, combined with the benefit of an additional $0.3 million of employee retention credits included in selling and administrative expenses of the Strong Entertainment group.

Unallocated administrative expenses decreased to $4.6 million during 2021 compared to $6.6 million during 2020. The decrease was driven primarily by $0.3 million of employee retention credits, as well as actions taken to reduce compensation expense, board fees, travel, information technology expenses, costs associated with contractors and consultants and audit and tax expenses, all of which were due to our initiatives to reduce overall administrative expenses.

Other Financial Items

Total other income of $12.1 million during 2021 primarily consisted of a $10.6 million unrealized gain on equity holdings, $1.7 million realized gain on equity holdings, a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada, partially offset by $0.1 million of foreign currency transaction adjustments and $0.2 million of interest expense. Total other income of $2.4 million during 2020 primarily consisted of a $3.1 million gain on our property and casualty and business interruption claims for the weather-related incident at our production facility in Quebec, partially offset by $0.5 million of interest expense and $0.3 million of foreign currency transaction adjustments.

Income tax expense was approximately $3.2 million during 2021 compared to $1.3 million during 2020. Our income tax expense consisted primarily of current and deferred income tax on foreign earnings, which includes the realized and unrealized gains on equity holdings.

We recorded a loss of $2.4 million on our equity method holdings during 2021, consisting of approximately $1.2 million from each of FGF and GreenFirst. The year ended December 31, 2020 included a loss of $2.7 million on our equity method holdings, which consisted of $2.5 million from FGF and $0.2 million from GreenFirst.

As a result of the items outlined above, we generated net income from continuing operations of $3.4 million, or $0.99 per basic and diluted share, during 2021, compared to a net loss from continuing operations of $8.3 million, or $0.56 per basic and diluted share, during 2020.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows, sales of our common stock and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, equity holdings, and other general corporate activities. Our capital expenditures during 2020 included costs incurred in the construction of the Strong Entertainment production facility in Quebec, Canada that sustained damage as a result of inclement weather. During the third quarter of 2021, we increased our equity holding in GreenFirst by exercising 8.3 million rights for a total cost of approximately $10.0 million. The rights were exchanged into common shares of GreenFirst, and after the conversion the Company holds 15.3 million shares of GreenFirst common stock. In the fourth quarter of 2021, we increased our equity holding in FGF by exercising 0.6 million rights for a total cost of $2.4 million. As of December 31, 2021, the combined fair value of our equity holding in GreenFirst and FGF was approximately $28.6 million.

We ended 2021 with total cash and cash equivalents and restricted cash of $8.9 million compared to $4.8 million as of December 31, 2020. Of the $8.9 million as of December 31, 2021, $2.4 million was held by our Canadian subsidiary, Strong/MDI, and $0.2 million was restricted. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of December 31, 2021, the parent company had outstanding intercompany loans from Strong/MDI of approximately $34.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of December 31, 2021.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consists of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CADN$5.1 million and a 5-year installment loan for up to CAD$0.5 million.

In February 2021, we closed two transactions which further strengthened the Company’s balance sheet, increasing the Company’s cash position and reducing the Company’s debt and lease obligation.

On February 1, 2021, we entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). The Purchase Price pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in our favor (the “SageNet Promissory Note”). Per the terms of the SageNet Promissory Note, we were to receive twelve consecutive equal quarterly payments of principal, plus accrued interest thereon, commencing on March 31, 2022. Subsequent to December 31, 2021, we entered into an amendment to the SageNet Promissory Note. Pursuant to the terms of the amendment, we received a prepayment of $2.3 million plus accrued interest. As a result of the prepayment, all terms of the SageNet Promissory Note have been satisfied. A portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million.

On February 3, 2021, we entered into an underwriting agreement in connection with a public offering (the “Offering”) pursuant to which we agreed to issue and sell approximately 3.3 million shares of our common stock, at a public offering price of $2.30 per share. The Offering closed on February 8, 2021. The net proceeds from the Offering were approximately $6.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On March 2, 2021, we received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleged the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”), pursuant to which our subsidiaries lease certain digital taxi top advertising signs. We have made all required payments to Huntington during the term of the Lease Agreement and expect to continue to make monthly payments on a timely basis. The Default Notice did not allege that we have failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleged that we violated certain technical covenants in the Lease Agreement. Huntington demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice. We disputed Huntington’s assertion that an event of default had occurred under the Lease Agreement and believe that many of the assertions made in the Default Notice are false and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, we provided a written response to Huntington detailing our position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, and asserting our good faith belief that we have abided by the terms, conditions and covenants of the Lease Agreement. In order to resolve the situation and avoid the potential costs of a lengthy legal dispute, on April 2, 2021, we entered into an Agreement of Forbearance and Conditional Sale (the “Settlement Agreement”) with Huntington and CCA Financial, LLC. The amounts payable by us pursuant to the Settlement Agreement include only payments contractually due under the Lease Agreement and do not include any additional penalties, interest, or liquidation damages. We agreed to accelerate payment of the $2.1 million remaining payments contractually due under the Lease Agreement and to exercise our option to purchase the leased assets for $1.0 million. The $2.1 million plus sales tax owed under the Lease Agreement was paid upon execution of the Settlement Agreement and the lease equipment buyout will be paid in twelve monthly installments from June 1, 2021 to May 1, 2022. In December 2021, we satisfied the remaining obligation related to the lease equipment buyout. Upon payment in full, the Lease Agreement and all obligations thereunder terminated.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity holdings, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 12 to the consolidated financial statements for a description of our debt as of December 31, 2021.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $1.6 million during 2021 primarily due to the operating income generated by Strong Entertainment and improvements in working capital, partially offset by cash outflows for selling and administrative expense. Net cash used in operating activities from continuing operations was $1.1 million during 2020. Operating losses at Strong Entertainment and cash outflows for selling and administrative expenses were partially offset by changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $13.9 million during 2021, which consisted of a $10.0 million increase to our equity holding in GreenFirst, $2.4 million to increase our equity holding in FGF and $1.5 million of capital expenditures. Net cash used in investing activities from continuing operations was $4.5 million during 2020, which consisted of a $4.0 million purchase of Firefly preferred shares and capital expenditures of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations was $3.4 million during 2021, which primarily consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $2.8 million of principal payments on finance leases and short-term debt. Net cash used in financing activities from continuing operations was $1.2 million during 2020, consisting of $0.7 million of net principal payments on debt and capital lease obligations and $0.4 million of deferred stock issuance costs.

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

The following table sets forth reconciliations of net income (loss) under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Years Ended Ended December 31,
	2021				2020
	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$8,492	$(5,121)	$14,566	$17,937	$1,319	$(9,584)	$7,918	$(347)
Net income from discontinued operations	-	-	(14,566)	(14,566)	-	-	(7,918)	(7,918)
Net income (loss) from continuing operations	8,492	(5,121)	-	3,371	1,319	(9,584)	-	(8,265)
Interest expense, net	107	126	-	233	112	350	-	462
Income tax expense	2,755	481	-	3,236	1,075	183	-	1,258
Depreciation and amortization	910	401	-	1,311	870	181	-	1,051
EBITDA	12,264	(4,113)	-	8,151	3,376	(8,870)	-	(5,494)
Stock-based compensation expense	-	892	-	892	-	1,136	-	1,136
Equity method investment loss	1,150	1,221	-	2,371	226	2,451	-	2,677
Employee retention credit	(1,576)	(336)	-	(1,912)	-	-	-	-
Realized gain on investments	(1,689)	-	-	(1,689)	-	-	-	-
Unrealized gain on investments	(8,838)	(1,746)	-	(10,584)	-	-	-	-
Loss on disposal of assets and impairment charges	-	38	-	38	33	25		58
Foreign currency transaction loss	67	-	-	67	292	-	-	292
Gain on property and casualty insurance recoveries	(148)	-	-	(148)	(3,107)	-	-	(3,107)
Severance and other	15	87	-	102	78	7	-	85
Adjusted EBITDA	$1,245	$(3,957)	$-	$(2,712)	$898	$(5,251)	$-	$(4,353)

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for 38% of 2021 consolidated net revenues. Trade accounts receivable from these customers represented 29% of net consolidated receivables at December 31, 2021. None of our customers accounted for more than 10% of both our consolidated net revenues during 2021 and our net consolidated receivables as of December 31, 2021. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies. While inflation has been relatively low in recent years, it began to increase in the second half of 2021. Substantial increases in costs and expenses could impact our results of operations to the extent that such increases cannot be offset by price increases and/or increased efficiencies.

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

Equity Holdings

We apply the equity method of accounting to equity holdings when we have significant influence, but not controlling interest, in the entity. Judgment regarding the level of influence over each equity method holding includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. We assess equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. For equity method holdings in public companies that are actively traded, fair value would generally be determined based on the security’s trading price multiplied by the number of shares held. Determining fair value for equity holdings in thinly traded public companies and privately held entities could require using a valuation model, which would include significant judgment and estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ballantyne Strong, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ballantyne Strong, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

Our assessment of management’s evaluation of the appropriate accounting for revenue recognition is significant to our audit because the revenue amounts are material to the financial statements, management’s assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area may be complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We evaluated management’s significant accounting policies related to revenue from contracts with customers for reasonableness and compliance with U.S. generally accepted accounting principles.

●	We tested management’s identification of performance obligations and its assessment of whether or not the performance obligations are distinct.

●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services and the allocation of the transaction price among the identified performance obligations.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

●	We selected a sample of revenue transactions for each of the Company’s significant revenue streams and obtained the related customer agreements and performed the following procedures:

○	Obtained and read source documents for each selection, including master agreements, customer purchase orders, and other documents that were part of the agreement.
○	Tested management’s identification and treatment of the key contract terms.
○	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We evaluated management’s analysis of whether the Company is a principal (gross reporting of revenues) or an agent (net reporting of revenues) in its revenue transactions.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

March 24, 2022

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$8,731	$4,435
Restricted cash	150	352
Accounts receivable, net	4,631	5,558
Inventories, net	3,271	2,264
Current assets of discontinued operations	-	3,748
Other current assets	4,992	1,452
Total current assets	21,775	17,809
Property, plant and equipment, net	6,226	5,524
Operating lease right-of-use assets	3,975	4,304
Finance lease right-of-use assets	-	4
Note receivable, net of current portion	1,667	-
Equity holdings	41,133	20,167
Intangible assets, net	69	353
Goodwill	942	938
Long-term assets of discontinued operations	-	6,372
Other assets	22	28
Total assets	$75,809	$55,499

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,245	$2,717
Accrued expenses	2,994	2,182
Short-term debt	2,998	3,299
Current portion of long-term debt	23	-
Current portion of operating lease obligations	577	619
Current portion of finance lease obligations	-	1,015
Deferred revenue and customer deposits	3,292	2,404
Current liabilities of discontinued operations	-	3,901
Total current liabilities	14,129	16,137
Operating lease obligations, net of current portion	3,586	3,817
Finance lease obligations, net of current portion	-	1,091
Long-term debt, net of current portion	105	-
Deferred income taxes	5,594	3,099
Long-term liabilities of discontinued operations	-	4,066
Other long-term liabilities	118	223
Total liabilities	23,532	28,433

Commitments, contingencies and concentrations (Note 16)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 25,000 shares; issued 21,286 and 17,596 shares at December 31, 2021 and December 31, 2020, respectively; outstanding 18,492 and 14,802 shares at December 31, 2021 and December 31, 2020, respectively	213	176
Additional paid-in capital	50,807	43,713
Retained earnings	23,591	5,654
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(3,748)	(3,891)
Total stockholders’ equity	52,277	27,066
Total liabilities and stockholders’ equity	$75,809	$55,499

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Net product sales	$19,631	$15,987
Net service revenues	7,399	5,513
Total net revenues	27,030	21,500
Cost of products sold	14,078	10,980
Cost of services	4,742	5,111
Total cost of revenues	18,820	16,091
Gross profit	8,210	5,409
Selling and administrative expenses:
Selling	1,783	1,656
Administrative	9,527	10,379
Total selling and administrative expenses	11,310	12,035
Loss on disposal of assets	(38)	(58)
Loss from operations	(3,138)	(6,684)
Other income (expense):
Interest income	75	-
Interest expense	(308)	(462)
Foreign currency transaction loss	(67)	(292)
Unrealized gain on equity holdings	10,584	-
Other income, net	1,832	3,108
Total other income	12,116	2,354
Income (loss) from continuing operations before income taxes and equity method holdings loss	8,978	(4,330)
Income tax expense	(3,236)	(1,258)
Equity method holding loss	(2,371)	(2,677)
Net income (loss) from continuing operations	3,371	(8,265)
Net income from discontinued operations (Note 3)	14,566	7,918
Net income (loss)	$17,937	$(347)

Basic net income (loss) per share
Continuing operations	$0.19	$(0.56)
Discontinued operations	0.81	0.54
Basic net income (loss) per share	$1.00	$(0.02)

Diluted net income (loss) per share
Continuing operations	$0.19	$(0.56)
Discontinued operations	0.80	0.54
Diluted net income (loss) per share	$0.99	$(0.02)

Weighted-average shares used in computing net income (loss) per share:
Basic	18,023	14,722
Diluted	18,192	14,722

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2021	2020
Net income (loss)	$17,937	$(347)
Adjustment to postretirement benefit obligation
Prior service credit	(24)	(24)
Net actuarial (loss) gain	(34)	7
Total adjustment to postretirement benefit obligation	(58)	(17)
Unrealized loss on available-for-sale securities of equity method holdings, net of tax	-	(75)
Currency translation adjustment:
Unrealized net change arising during year	201	670
Total other comprehensive income	143	578
Comprehensive income	$18,080	$231

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

($ and shares in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	17,410	$174	$42,589	$6,001	$(18,586)	$(4,469)	$25,709
Net loss	-	-	-	(347)	-	-	(347)
Net other comprehensive income	-	-	-	-	-	578	578
Vesting of restricted stock	186	2	(12)	-	-	-	(10)
Stock-based compensation expense	-	-	1,136	-	-	-	1,136
Balance at December 31, 2020	17,596	176	43,713	5,654	(18,586)	(3,891)	27,066
Net income	-	-	-	17,937	-	-	17,937
Net other comprehensive income	-	-	-	-	-	143	143
Vesting of restricted stock	396	4	(84)	-	-	-	(80)
Stock option exercise	4	-	9	-	-	-	9
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	892	-	-	-	892
Balance at December 31, 2021	21,286	$213	$50,807	$23,591	$(18,586)	$(3,748)	$52,277

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,371	$(8,265)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(263)	592
Provision for obsolete inventory	95	151
Provision for (benefit from) warranty	140	(26)
Depreciation and amortization	1,306	1,051
Amortization and accretion of operating leases	828	921
Equity method holding loss	2,371	2,677
Unrealized gain on equity holdings	(10,584)	-
Loss on disposal of assets	38	58
Gain on business interruption claim settlement	-	(808)
Deferred income taxes	2,511	374
Stock-based compensation expense	892	1,136
Changes in operating assets and liabilities:
Accounts receivable	1,126	1,465
Inventories	(1,095)	26
Current income taxes	38	201
Other assets	(2,072)	155
Accounts payable and accrued expenses	2,095	103
Deferred revenue and customer deposits	1,637	(14)
Operating lease obligations	(822)	(933)
Net cash provided by (used in) operating activities from continuing operations	1,612	(1,136)
Net cash provided by operating activities from discontinued operations	427	8,004
Net cash provided by operating activities	2,039	6,868

Cash flows from investing activities:
Capital expenditures	(1,527)	(545)
Exercise of GreenFirst Forest Products, Inc. rights (Note 7)	(9,981)	-
Exercise of FG Financial Group, Inc. rights (Note 7)	(2,400)	-
Purchase of preferred shares of Firefly Systems, Inc. (Note 7)	-	(4,000)
Net cash used in investing activities from continuing operations	(13,908)	(4,545)
Net cash provided by (used in) investing activities from discontinued operations	12,761	(333)
Net cash used in investing activities	(1,147)	(4,878)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	-	668
Principal payments on short-term debt	(728)	(512)
Proceeds from stock issuance, net of costs	6,310	-
Payments of withholding taxes related to net share settlement of equity awards	(80)	(10)
Proceeds from borrowing under credit facility	-	5,158
Repayment of borrowing under credit facility	-	(5,158)
Proceeds from Paycheck Protection Program Loan	-	3,174
Repayment of Paycheck Protection Program Loan	-	(3,174)
Deferred stock issuance costs	-	(443)
Proceeds from exercise of stock options	9	-
Payments on capital lease obligations	(2,106)	(896)
Net cash provided by (used in) financing activities from continuing operations	3,405	(1,193)
Net cash used in financing activities from discontinued operations	(155)	(1,421)
Net cash provided by (used in) financing activities	3,250	(2,614)
Effect of exchange rate changes on cash and cash equivalents	(48)	109
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(8,939)	(6,765)
Net increase in cash and cash equivalents and restricted cash from discontinued operations	13,033	6,250
Net increase (decrease) in cash and cash equivalents and restricted cash	4,094	(515)
Cash and cash equivalents and restricted cash at beginning of year	4,787	5,302
Cash and cash equivalents and restricted cash at end of year	$8,881	$4,787

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$8,731	$4,435
Restricted cash	150	352
Total cash and cash equivalents and restricted cash	$8,881	$4,787

Supplemental disclosure of cash paid for:
Interest	$308	$462
Income taxes	$715	$908

Supplemental disclosure of non-cash investing activities:
Acquisition of preferred shares of Firefly Systems, Inc. (Note 3)	$-	$5,284

See accompanying notes to consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Business Description and Basis of Presentation

Business Description

Ballantyne Strong, Inc. (“Ballantyne Strong,” or the “Company”), a Delaware corporation, is a holding company with business operations in the entertainment industry and holdings in public and privately held companies. The Company historically has conducted its operations primarily through its Strong Entertainment operating segment, which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. The Company also operates its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, the Company holds minority positions in one privately held company and two publicly traded companies.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2021 or December 31, 2020.

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

Extended warranty sales

The Company sells extended warranties to its Strong Entertainment customers. Typically, the Company is the primary obligor, and revenue is recognized on a gross basis ratably over the term of the extended warranty.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of December 31, 2021, $2.4 million of the $8.7 million in cash and cash equivalents was held by our foreign subsidiary.

Restricted Cash

Restricted cash represents amounts held in a collateral account for the Company’s corporate travel and purchasing credit card program.

Equity Holdings

The Company applies the equity method of accounting to its holdings when it has significant influence, but not controlling interest, in the entity. Judgment regarding the level of influence over each equity method holding includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these equity holdings is reported under the line item captioned “equity method holding income (loss)” in our consolidated statements of operations. The Company’s equity method holdings are reported at cost and adjusted each period for the Company’s share of the entity’s income or loss and dividends paid, if any. The Company’s share of the entity’s income or loss is recorded on a one quarter lag for all equity method holdings. The Company classifies distributions received from equity method holdings using the cumulative earnings approach on the condensed consolidated statements of cash flows. Changes in fair value of holdings in marketable equity securities of unconsolidated entities in which the Company is not able to exercise significant influence (“Fair Value Holdings”) are recognized on the consolidated statement of operations. Equity holdings in nonmarketable unconsolidated entities in which the Company is not able to exercise significant influence (“Cost Method Holdings”) are accounted for at the Company’s initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar holding or security of the same issuer. Dividends on fair value holdings and cost method holdings received are recorded as income.

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of December 31, 2021 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the year ended December 31, 2021. The carrying value of our equity method, fair value method and cost method holdings is reported as “equity holdings” on the consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method, fair value method and cost method holdings.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. The accounts receivable balances on the consolidated balance sheets are net of an allowance for doubtful accounts of $0.6 million and $1.0 million as of December 31, 2021 and 2020, respectively.

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

The following table details a roll-forward of the inventory reserve during 2021 (in thousands):

Inventory reserve balance at December 31, 2020	$387
Inventory write-offs during 2021	(15)
Provision for inventory reserve during 2021	95
Inventory reserve balance at December 31, 2021	$467

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

Goodwill was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed for the year ended December 31, 2021 and it was determined that no events had occurred since the acquisition that would indicate an impairment was more likely than not.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to $0.2 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively, and are included within administrative expenses on the consolidated statements of operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.1 million and $50 thousand for the years ended December 31, 2021 and 2020, respectively, and are included within selling expenses on the consolidated statements of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2021 and 2020.

Fair values measured on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,731	$-	$-	$8,731
Restricted cash	150	-	-	150
Fair value method holding	22,467	-	-	22,467
Total	$31,348	$-	$-	$31,348

Fair values measured on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,435	$-	$-	$4,435
Restricted cash	352	-	-	352
Total	$4,787	$-	$-	$4,787

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses, short-term debt and long-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the fair value of the Company’s equity method and fair value method holdings was $28.6 million at December 31, 2021 (see Note 7).

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

A total of 73,868 common stock equivalents related to stock options and restricted stock units were excluded for the year ended December 31, 2020 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

In addition, options to purchase 339,500 and 884,500 shares of common stock were outstanding as of December 31, 2021 and December 31, 2020, respectively, but were not included in the computation of diluted income (loss) per share as the options’ exercise prices were greater than the average market price of the common shares for each year.

Stock Compensation Plans

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory in 2021 and 2020.

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

Foreign Currency Translation

For the Company’s foreign subsidiary, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of the foreign subsidiary are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of the Company’s foreign subsidiary are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive loss within the consolidated statements of comprehensive income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as incurred. If the Company disposes of its holding in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income would be recognized as part of the gain or loss on disposition.

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

	2021	2020
Warranty accrual at beginning of year	$79	$169
Charged to expense	141	(28)
Claims paid, net of recoveries	(85)	(62)
Foreign currency adjustment	1	-
Warranty accrual at end of year	$136	$79

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

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method holdings and certain derivatives. The effective date of the standard is annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. As a result of the COVID-19 pandemic, the Company received certain lease concessions in the form of rent deferrals during 2020. The Company chose to implement the policy election provided by the FASB to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of December 31, 2021, the Company did not have any deferred rent outstanding.

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

On February 1, 2021, the Company entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). Pursuant to the Purchase Agreement, a subsidiary of Ballantyne Strong sold 100% of the issued and outstanding limited liability company membership interests (the “Equity Interests”) in Convergent, LLC (“Convergent”) to SageNet. The purchase price for the Equity Interests (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in favor of the Company (the “SageNet Promissory Note”). Per the terms of the SageNet Promissory Note, the Company will receive twelve consecutive equal quarterly payments of principal, plus accrued interest thereon, commencing on March 31, 2022. The Company has elected to record the SageNet Promissory Note using its historical cost basis. Additionally, a portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million. The Company recorded a gain of $14.8 million during 2021 related to the sale of Convergent.

Subsequent to December 31, 2021, the Company entered into an amendment to the SageNet Promissory Note. Pursuant to the terms of the amendment, the Company received a prepayment of $2.3 million plus accrued interest. As a result of the prepayment, all terms of the SageNet Promissory Note have been satisfied.

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

The 300 digital tops the Company has made available to Firefly are subject to a master equipment lease agreement which the Company entered into during 2017. Pursuant to the master lease agreement and the Unit Purchase Agreement, the Company will remain the primary obligor until such time as the lease expires. In addition, of the $4.8 million worth of Firefly Series B-1 Shares received, $1.2 million worth of such shares were eligible for repurchase by Firefly if the Company did not exercise the purchase option contained within the master lease agreement. Accordingly, the Company had deferred recognizing an equity holding related to these Firefly Series B-1 Shares eligible for repurchase until such time it was reasonably certain the Company would exercise the purchase option. The transaction, in effect, transferred control of the underlying asset to Firefly. As additional consideration for the right to use the digital taxi tops, Firefly agreed to pay for certain of Company’s operating expenses associated with the non-digital taxi tops. The Company concluded the payments that Firefly made on its behalf were variable payments and were not included in the calculation of the selling profit. Therefore, the Company recorded the benefit and the related operating expenses in the period when the changes in facts and circumstances on which the variable lease payments were based occurred. As part of the Asset Purchase Agreement (as defined and described below) the Taxicab Advertising Collaboration Agreement dated May 21, 2019 was terminated, which relieved the Company of its obligation to exercise the purchase option contained within the master lease agreement. As a result, the Company recognized an additional $1.2 million equity holding during the year ended December 31, 2020 related to the Firefly Series B-1 Shares that were previously eligible for repurchase by Firefly.

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

Ballantyne Strong entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly, pursuant to which Ballantyne Strong agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens, until no later than December 31, 2022, and to provide transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. As consideration for entering into the Master Services Agreement, Ballantyne Strong received $2.0 million in cash consideration which the Company is recognizing as revenue ratably through the end of 2022

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	December 31, 2020
	Convergent	Strong Outdoor	Total
Accounts receivable, net	$3,065	$-	$3,065
Inventories, net	312	-	312
Other current assets	371	-	371
Total current assets of discontinued operations	3,748	-	3,748
Property, plant and equipment, net	3,172	-	3,172
Intangible assets, net	753	-	753
Operating lease right-of-use assets	212	-	212
Finance lease right-of-use assets	2,235	-	2,235
Total long-term assets of discontinued operations	6,372	-	6,372
Total assets of discontinued operations	$10,120	$-	$10,120

Accounts payable	$449	$-	$449
Accrued expenses	812	-	812
Current portion of long-term debt	1,075	-	1,075
Current portion of operating lease obligation	108	-	108
Current portion of finance lease obligation	859	-	859
Deferred revenue and customer deposits	598	-	598
Total current liabilities of discontinued operations	3,901	-	3,901
Long-term debt, net of current portion	2,340	-	2,340
Operating lease obligation, net of current portion	107	-	107
Finance lease obligation, net of current portion	1,530	-	1,530
Other long-term liabilities	89	-	89
Total long-term liabilities of discontinued operations	4,066	-	4,066
Total liabilities of discontinued operations	$7,967	$-	$7,967

The major line items constituting the net income from discontinued operations are as follows (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Convergent	Strong Outdoor	Total	Convergent	Strong Outdoor	Total
Net revenues	$1,472	$-	$1,472	$18,330	$1,587	$19,917
Cost of revenues	746	-	746	9,927	1,488	11,415
Gross profit	726	-	726	8,403	99	8,502
Selling and administrative expenses	1,241	-	1,241	4,206	1,661	5,867
Loss on disposal of assets	-	-	-	(33)	(64)	(97)
(Loss) income from operations	(515)	-	(515)	4,164	(1,626)	2,538
Gain on Convergent transaction	14,814	-	14,814	-	-	-
Gain on Firefly transaction	-	-	-	-	5,264	5,264
Other income (expense)	195	-	195	(584)	698	114
Income from discontinued operations	14,494	-	14,494	3,580	4,336	7,916
Income tax benefit	72	-	72	2	-	2
Total net income from discontinued operations	$14,566	$-	$14,566	$3,582	$4,336	$7,918

4. Revenue

The following tables disaggregate the Company’s revenue by major source for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$9,292	$-	$9,292	$8,929	$-	$8,929
Digital equipment sales	8,264	-	8,264	5,174	-	5,174
Extended warranty sales	250	-	250	466	-	466
Other product sales	1,825	-	1,825	1,418	-	1,418
Total product sales	19,631	-	19,631	15,987	-	15,987
Field maintenance and monitoring services	5,113	-	5,113	3,763	-	3,763
Installation services	987	-	987	728	-	728
Other service revenues	155	1,144	1,299	151	871	1,022
Total service revenues	6,255	1,144	7,399	4,642	871	5,513
Total	$25,886	$1,144	$27,030	$20,629	$871	$21,500

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$22,218	$40	$22,258	$17,214	$-	$17,214
Over time	3,668	1,104	4,772	3,415	871	4,286
Total	$25,886	$1,144	$27,030	$20,629	$871	$21,500

At December 31, 2021, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $1.5 million. The Company expects to recognize $1.5 million of unearned revenue amounts during 2022 and immaterial amounts during 2023. The amount expected to be recorded during 2022 includes $0.4 million related to long-term projects that the Company’s uses the percentage-of-completion method to recognize revenue.

5. Inventories

	December 31, 2021	December 31, 2020
Raw materials and components	$1,680	$1,584
Work in process	399	141
Finished goods	1,192	539
	$3,271	$2,264

The inventory balances are net of reserves of approximately $0.5 million and $0.4 million as of December 31, 2021 and December 31, 2020, respectively. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for 2021 is provided in Note 2.

6. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$51	$51
Buildings and improvements	6,886	6,824
Machinery and other equipment	5,992	4,635
Office furniture and fixtures	837	946
Construction in progress	393	154
Total properties, cost	14,159	12,610
Less: accumulated depreciation	(7,933)	(7,086)
Property, plant and equipment, net	$6,226	$5,524

Depreciation expense approximated $1.0 million and $0.8 million for the years ended December 31, 2021 and December 31, 2020, respectively.

7. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holdings
FG Financial Group, Inc.	$5,549	25.2%	$4,370	20.9%
GreenFirst Forest Products Inc.	-		2,697	29.6%
Total Equity Method Investments	5,549		7,067

Fair Value Method Holding
GreenFirst Forest Products Inc.	22,467	8.6%	-

Cost Method Holding
Firefly Systems, Inc.	13,117		13,100
Total Equity Holdings	$41,133		$20,167

The following summarizes the loss of equity method holdings reflected in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Entity
FG Financial Group, Inc.	$(1,221)	$(2,451)
GreenFirst Forest Products Inc.	(1,150)	(226)
Total	$(2,371)	$(2,677)

Equity Method Holding

FG Financial Group, Inc. (“FGF”) (formerly 1347 Property Insurance Holdings, Inc.) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses.

The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. Mr. Cerminara is affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the year ended December 31, 2021 or 2020. Based on quoted market prices, the fair value of the Company’s ownership in FGF was approximately $6.2 million at December 31, 2021.

In October 2021, FGF announced the closing of a public offering of common stock of 652,174 shares at a price of $4.00 per share. FGF also announced the commencement of a rights offering to holders of its common stock distributing one right to purchase up to 0.15 shares of common stock for each share outstanding as of October 25, 2021, entitling shareholders to purchase up to 757,720 shares of common stock at $4.00 per share. In November 2021, the Company elected to exercise 100% of the subscription rights distributed to it to purchase 155,761 shares of FGF common stock at a purchase price of $4.00 per share. Also in November 2021, the Company elected to exercise its over-subscription privilege to purchase 444,239 additional shares of FGF common stock. Following the issuance of the 600,000 additional shares of FGF common stock from the subscription rights offering, the Company’s FGF holdings total approximately 1.6 million shares of FGF common stock.

Fair Value Method Holding

GreenFirst Forest Products Inc. (“GreenFirst”) (formerly Itasca Capital Ltd.) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. On April 12, 2021, GreenFirst announced that it had entered into an asset purchase agreement (the “GreenFirst Purchase Agreement”) pursuant to which it would acquire a portfolio of forest and paper product assets (the “Assets”) at a purchase price of approximately USD$214 million. GreenFirst filed a prospectus to conduct a backstopped rights offering (the “Rights Offering”) to finance a portion of the purchase price for the Assets. Pursuant to the prospectus, GreenFirst issued three rights (each a “Right”) for each of its outstanding shares of common stock (each a “Common Share”) with each Right being exercisable, at a subscription price of CAD$1.50, to acquire a subscription receipt (each a “Subscription Receipt”). On July 12, 2021, the Company received 21.1 million Rights. During July 2021, the Company sold 12.9 million Rights, which generated proceeds of approximately CAD$2.1 million, or approximately USD$1.7 million. In connection with the sale of the 12.9 million Rights, the Company recorded a USD$1.7 million realized gain on its equity holding in GreenFirst within other income, net on the condensed consolidated statement of operations during the third quarter of 2021. On July 30, 2021, the Company utilized the USD$1.7 million generated from the sale of Rights and approximately USD$8.3 million of cash on hand to exercise the remaining 8.3 million Rights and acquired Subscription Receipts for a total cost of CADN$12.4 million. On August 30, 2021, GreenFirst announced that it had completed the acquisition of the Assets. Upon the closing of the transactions contemplated by the Agreement, and without any further consideration, each Subscription Receipt was automatically exchanged into a Common Share. Following the exchange of the Subscription Receipts for Common Shares and the issuance of approximately 28.7 million Common Shares to the seller of the Assets, GreenFirst had a total of approximately 177.6 million Common Shares issued and outstanding. After the Subscription Receipts were exchanged into Common Shares, the Company holds approximately 15.3 million common shares of GreenFirst.

The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the acquisition of the Assets, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following GreenFirst’s acquisition of the Assets and issuance of additional Common Shares, as described above, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence and the equity holding in GreenFirst no longer qualifies for equity method accounting. Beginning in the third quarter of 2021, the carrying amount of the Company’s equity holding in GreenFirst is determined using its fair value. As a result of applying the fair value method of accounting, the Company recorded an unrealized gain on equity holdings of approximately $10.6 million during the year ended December 31, 2021. Based on quoted market prices, the fair value of the Company’s ownership in GreenFirst was $22.5 million as of December 31, 2021.

The Company did not receive dividends from GreenFirst during the year ended December 31, 2021 or 2020.

As of December 31, 2021, the Company’s retained earnings included an accumulated deficit from its equity method investees of approximately $6.4 million.

The summarized financial information presented below reflects the aggregated financial information of FGF and GreenFirst as of and for the twelve months ended September 30 of each year, consistent with the Company’s policy to recognize the results of its equity method holdings on a one quarter lag. The summarized financial information is presented only for the periods when the Company owned its equity holding and an equity holding is included for the periods when the equity holding was classified as an equity method holding. Because FGF does not present a classified balance sheet, major components of its assets and liabilities are presented instead of current and noncurrent assets and liabilities. Dollar amounts presented below are in thousands.

For the year ended September 30,	2021	2020

Revenue (1)	$4,916	$(12,573)
Operating loss	$(10,376)	$(18,012)
Net loss	$(10,347)	$(12,873)

(1)	FGF records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

As of September 30,	2021	2020
Cash and cash equivalents - FGF	$8,929	$15,233
Equity and other investments - FGF	18,387	18,387
Other assets - FGF	3,336	3,336
Current assets - GFP	-	10,086
Total assets	$30,652	$47,042

Other liabilities - FGF	$6,082	$562
Current liabilities - GFP	-	549
Total liabilities	$6,082	$1,111

Cost Method Holding

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

8. Intangible Assets

Intangible assets consisted of the following at December 31, 2021 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Software in service	5	$1,303	$(1,251)	$52
Product formulation	10	482	(465)	17
Total		$1,785	$(1,716)	$69

Intangible assets consisted of the following at December 31, 2020 (dollars in thousands):

	Useful life	Gross	Accumulated Amortization	Net
	(Years)
Software in service	5	$1,248	$(928)	$320
Product formulation	10	477	(444)	33
Total		$1,725	$(1,372)	$353

Intangible assets with definite lives are amortized over their useful lives. The Company recorded amortization expense relating to intangible assets of $0.3 million during each of the years ended December 31, 2021 and 2020.

The following table shows the Company’s estimated future amortization expense related to intangible assets currently subject to amortization for the next five years (in thousands):

2022	$63
2023	6
2024	-
2025	-
2026	-
Thereafter	-
Total	$69

9. Goodwill

All of the Company’s goodwill is related to the Strong Entertainment segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2020	$938
Foreign currency translation adjustment	4
Balance as of December 31, 2021	$942

10. Accrued Expenses

The major components of current accrued expenses are as follows (in thousands):

	December 31, 2021	December 31, 2020
Employee-related	$1,538	$1,520
Legal and professional fees	524	57
Warranty obligation	136	79
Interest and taxes	385	98
Post-retirement benefit obligation	6	11
Other	405	417
Total	$2,994	$2,182

The major components of other long-term liabilities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Post-retirement benefit obligation	$108	$96
Deferred revenue	10	15
Deferred payroll taxes	-	112
Total	$118	$223

11. Income Taxes

Income (loss) from continuing operations before income taxes consists of (in thousands):

	Years Ended December 31,
	2021	2020
United States	$(4,758)	$(12,046)
Foreign	11,365	5,039
Total	$6,607	$(7,007)

Income tax expense from continuing operations consists of (in thousands):

	Years Ended December 31,
	2021	2020
Federal:
Current	$-	$-
Deferred	-	-
Total	-	-
State:
Current	46	14
Deferred	-	-
Total	46	14
Foreign:
Current	713	1,040
Deferred	2,477	204
Total	3,190	1,244
Total	$3,236	$1,258

Income tax expense from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income (loss) from continuing operations as follows (in thousands):

	Years Ended December 31,
	2021	2020
Expected federal income tax expense (benefit)	$1,388	$(1,477)
State income taxes, net of federal benefit	36	11
Foreign tax rate differential	625	256
Change in state tax rate	(713)	254
Change in valuation allowance	2,084	2,279
GILTI inclusion	213	366
Return to provision	(314)	(417)
Foreign dividend inclusion	438	169
Deferred tax adjustments	(333)	-
Other	(188)	(183)
Total	$3,236	$1,258

Deferred tax assets and liabilities were comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Deferred revenue	$415	$536
Non-deductible accruals	115	551
Inventory reserves	217	159
Stock compensation expense	889	576
Warranty reserves	35	19
Uncollectible receivable reserves	100	151
Net operating losses	8,561	9,770
Fair value adjustment to notes receivable	546	551
Tax credits	1,699	1,699
Disallowed interest expense	873	505
Equity in income of equity method holdings	(1,262)	872
Other	340	376
Total deferred tax assets	12,528	15,765
Valuation allowance	(13,640)	(15,143)
Net deferred tax assets after valuation allowance	(1,112)	622
Deferred tax liabilities:
Depreciation and amortization	1,618	1,295
Cash repatriation	2,864	2,426
Total deferred tax liabilities	4,482	3,721
Net deferred tax liability	$(5,594)	$(3,099)

During the year ended December 31, 2020, the Company sold the assets of its Strong Outdoor business segment, and in the year ended December 31, 2021, the Company sold its Convergent business segment. See Note 3 for additional details. The tax expense/benefit for these business segments have been allocated to discontinued operations; however, the Company has sufficient net operating losses to offset taxable income/loss from these discontinued operations, all of which is offset by a valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $13.6 million and $15.1 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2021 and 2020, respectively. The overall change in valuation allowance was a reduction of $1.5 million; however some changes in valuation allowance were allocated to discontinued operations. The effective tax rate above relates only to continuing operations.

The Company recorded a deferred tax liability related to withholding tax on the repatriation of earnings from its Canadian subsidiary of $2.9 million and $2.4 million as of December 31, 2021 and 2020, respectively.

A provision of Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During the year ended December 31, 2021, the Company incurred an estimated $1.0 million of additional taxable income as a result of this provision. This increase in taxable income was incorporated into the overall net operating loss and valuation allowance.

The Company’s gross net operating loss carryforwards for Federal tax purposes total approximately $35.5 million and $41.9 million at December 31, 2021 and 2020 respectively, expiring at various times in 2033 through 2037 for Federal losses generated through December 31, 2017. As a result of the 2017 Tax Act, all Federal net operating losses that are generated beginning January 1, 2018 and beyond will carryforward indefinitely. The Company has foreign tax credit carryforwards of approximately $1.7 million as of December 31, 2021, that expire in 2024. Utilization of these losses may be limited in the event certain changes in ownership occur.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2018, 2019 and 2020. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of income tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2021 and 2020. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2021 and 2020.

12. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Short-term debt:
Strong/MDI 20-year installment loan	$2,682	$2,906
Strong/MDI 5-year equipment loan	316	393
Total short-term debt	$2,998	$3,299

Long-term debt:
Tenant improvement loan	$128	$-
Less: current portion	(23)	-
Long-term debt, net of current portion	$105	$-

Strong/MDI Installment Loans

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consists of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million. As of December 31, 2021, there was CAD$3.4 million, or approximately $2.7 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 2.95%. As of December 31, 2021, there was CAD$0.4 million, or approximately $0.3 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 2.95%. Strong/MDI was in compliance with its debt covenants as of December 31, 2021.

Tenant Improvement Loan

During the fourth quarter of 2021, the Company entered into a lease for a combined office and warehouse in Omaha, Nebraska, which replaces the warehouse lease that expires in May 2022. The Company expects to incur total costs of approximately $0.4 million to complete the build-out of the new combined office and warehouse facility. The landlord has agreed to fund approximately 50% of the build-out costs, and the Company is required to repay the portion funded by the landlord in equal monthly installments through the end of the initial lease term in February 2027. Through the end of 2021, the Company has incurred approximately $0.2 million of total costs to build out the facility, of which approximately $0.1 million has been funded by the landlord. The Company expects to complete the build-out during the first quarter of 2022.

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.9 million and $1.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of December 31, 2021, 2,413,740 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The Company did not grant stock options during the year ended December 31, 2021 and granted a total of 125,000 stock options during the year ended December 31, 2020. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 was $0.84. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

2020
Expected dividend yield at date of grant	0.00%
Risk-free interest rate	0.45%
Expected stock price volatility	57.7%
Expected life of options (in years)	6.0

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical daily price changes of the Company’s stock for six years prior to the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

The following table summarizes stock option activity for 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,009,500	$3.99	7.3	$51
Granted	-
Exercised	(4,000)	2.25		10
Forfeited	(156,000)	4.10
Expired	(190,000)	5.03
Outstanding at December 31, 2021	659,500	$3.68	6.6	$187
Exercisable at December 31, 2021	362,500	$4.22	5.9	$48

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of December 31, 2021, 297,000 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.3 million at December 31, 2021, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Shares and Restricted Stock Units

The Company awarded a total of 122,609 and 315,634 restricted stock units during the years ended December 31, 2021 and 2020, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2021 and 2020 was $3.00 and $1.58, respectively. The fair value of restricted stock awards that vested during each of the years ended December 31, 2021 and 2020 was $0.4 million.

The following table summarizes restricted stock unit activity for 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	604,687	$2.38
Granted	122,609	3.00
Shares vested	(413,217)	2.51
Shares forfeited	-
Non-vested at December 31, 2021	314,079	$2.45

As of December 31, 2021, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of 1.0 years.

14. Compensation and Benefit Plans

Retirement Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.1 million for each of the years ended December 31, 2021 and 2020.

15. Leases

As of December 31, 2021, the Company and its subsidiaries leased plant and office facilities and equipment under operating and finance leases expiring through 2028. The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Year Ended
	December 31, 2021	December 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$3	$892
Interest on lease liabilities	292	338
Operating lease cost	882	1,269
Short-term lease cost	56	58
Sublease income	(335)	(342)
Net lease cost	$898	$2,215

Other information	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$292	$338
Operating cash flows from operating leases	$819	$1,036
Financing cash flows from finance leases	$2,106	$896
Right-of-use assets obtained in exchange for new
operating lease liabilities	$291	$-

As of December 31, 2021
Weighted-average remaining lease term - operating leases (years)	6.3
Weighted-average discount rate - operating leases	4.9%

The following table presents a maturity analysis of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

Operating Leases
2022	$768
2023	732
2024	747
2025	762
2026	777
Thereafter	1,082
Total lease payments	4,868
Less: Amount representing interest	(705)
Present value of lease payments	4,163
Less: Current maturities	(577)
Lease obligations, net of current portion	$3,586

On March 2, 2021, the Company received a notice of default and demand (the “Default Notice”) from Huntington Technology Finance, Inc. (“Huntington”). The Default Notice alleged the occurrence of an event of default under the terms of the Master Equipment Lease Agreement dated May 19, 2017 (the “Lease Agreement”), pursuant to which the Company’s subsidiaries lease certain digital taxi top advertising signs. The Company made all required payments to Huntington during the term of the Lease Agreement. The Default Notice did not allege that the Company has failed to make any payment or incurred any economic or payment default. Rather, the Default Notice alleged that the Company violated certain technical covenants in the Lease Agreement. Huntington demanded accelerated payment of the outstanding principal balance plus lessor profit and a fair market value buyout of the assets under lease within ten days of the receipt of the Default Notice. The Company disputed Huntington’s assertion that an event of default had occurred under the Lease Agreement and believes that many of the assertions made in the Default Notice are false, and that the claims made in the Default Notice are therefore baseless. Accordingly, on March 3, 2021, the Company provided a written response to Huntington detailing the Company’s position that Huntington’s allegations of an event of default under the Lease Agreement are unfounded, and asserting the Company’s good faith belief that the Company has abided by the terms, conditions, and covenants of the Lease Agreement. In order to resolve the situation and avoid the potential costs of a lengthy legal dispute, on April 2, 2021, the Company entered into an Agreement of Forbearance and Conditional Sale (the “Settlement Agreement”) with Huntington and CCA Financial, LLC. The amounts payable by the Company pursuant to the Settlement Agreement include only payments contractually due under the Lease Agreement and do not include any additional penalties, interest, or liquidation damages. The Company agreed to accelerate payment of the $2.1 million remaining payments contractually due under the Lease Agreement and to exercise its option to purchase the leased assets for $1.0 million. The $2.1 million plus sales tax owed under the Lease Agreement was paid upon execution of the Settlement Agreement and the lease equipment buyout was expected to be paid in twelve monthly installments from June 1, 2021 to May 1, 2022. In December 2021, the Company satisfied the remaining obligation related to the lease equipment buyout. Upon payment in full, the Lease Agreement and all obligations thereunder were terminated.

16. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 38% of 2021 consolidated net revenues. Trade accounts receivable from these customers represented approximately 29% of net consolidated receivables at December 31, 2021. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during 2021 and its net consolidated receivables as of December 31, 2021. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Ballantyne Strong. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. During 2021, the Company recorded a loss contingency reserve of approximately $0.3 million, which represents the Company’s estimate of its potential losses related to the resolution of open cases. When appropriate, Ballantyne Strong settle certain claims. The Company does not expect the resolution of these cases to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Summary by Business Segments

	Years Ended December 31,
	2021	2020
	(in thousands)
Net revenues
Strong Entertainment	$25,886	$20,629
Other	1,144	871
Total net revenues	27,030	21,500

Gross profit
Strong Entertainment	7,283	4,646
Other	927	763
Total gross profit	8,210	5,409

Operating income (loss)
Strong Entertainment	2,211	2
Other	(756)	(86)
Total segment operating income (loss)	1,455	(84)
Unallocated administrative expenses	(4,593)	(6,575)
Unallocated loss on disposal of assets	(38)	(25)
Loss from operations	(3,138)	(6,684)
Other income, net	12,116	2,354
Income (loss) from continuing operations before income taxes and equity method holding loss	$8,978	$(4,330)

	Years Ended December 31,
	2021	2020
	(in thousands)
Capital expenditures:
Strong Entertainment	$394	$468
Unallocated	1,133	77
Total capital expenditures from continuing operations	$1,527	$545

Depreciation, amortization and impairment:
Strong Entertainment	$907	$870
Unallocated	399	181
Total depreciation, amortization and impairment from continuing operations	$1,306	$1,051

(In thousands)	December 31, 2021	December 31, 2020
Identifiable assets
Strong Entertainment	$38,518	$21,408
Corporate assets	37,291	23,971
Discontinued operations	-	10,120
Total	$75,809	$55,499

Summary by Geographical Area

	Years December 31,
(In thousands)	2021	2021
Net revenues
United States	$22,462	$17,603
Canada	1,600	1,010
China	454	793
Mexico	16	78
Latin America	424	446
Europe	537	547
Asia (excluding China)	992	668
Other	545	355
Total	$27,030	$21,500

(In thousands)	December 31, 2021	December 31, 2020
Identifiable assets
United States	$46,585	$34,924
Canada	29,224	20,575
Total	$75,809	$55,499

Net revenues by business segment are to unaffiliated customers. Identifiable assets by geographical area are based on location of facilities. Net sales by geographical area are based on destination of sales.

18. Subsequent Events

Purchase of Digital Ignition Building

On January 28, 2022, the Company, through its wholly owned subsidiary, Digital Ignition, LLC, and Metrolina Alpharetta, LLC (“Metrolina”) entered into an agreement pursuant to which the Company purchased a parcel of land with buildings and improvements in Alpharetta, GA. The Company previously leased the building and uses it for its Digital Ignition technology incubator and co-working facility. The purchase price consisted of (i) $5.8 million, (ii) approximately 0.8 million shares of the Company’s common stock (the “Stock Grant”), and (iii) a warrant to purchase an additional 0.1 million shares of the Company’s common stock (the “Stock Warrant”).

The Stock Grant was made to Metrolina Capital Investors, LLC, (“Metrolina Capital”) and consisted of approximately 0.8 million shares of the Company’s common stock with a value equal to approximately $2.3 million. The number of shares of the Company’s stock was determined based upon a price per share equal to the average of the closing price of our on the NYSE American exchange for the 60 most recent trading days prior to February 1, 2022, rounded up to the nearest whole number of shares. Additionally, the Company issued the Stock Warrant to Metrolina Capital, consisting of a ten-year warrant to purchase up to 0.1 million shares of the Company’s common stock at an exercise price per share of $3.00. In connection with the issuance of Stock Warrant, the Company and Metrolina agreed that other warrants previously granted by the Company to Metrolina were cancelled and terminated.

Strong Studios

On March 3, 2022, the Company, Strong Studios, Inc. a wholly owned subsidiary of STS, (“Strong Studios”), and Landmark Studio Group LLC (“Landmark”) entered into (a) an Assignment and Attachment Agreement (the “AA Agreement”), pursuant to which Landmark agreed to assign and transfer its rights in certain television series projects to Strong Studios in return for certain future executive production and development fees, 7.5% of certain future net proceeds, plus warrants to purchase 150,000 common shares in the Company post IPO; and (b) a Purchase Agreement (the “Purchase Agreement”), pursuant to which Landmark agreed to sell to Strong Studios, and Strong Studios agreed to purchase from Landmark certain rights in certain motion picture and television projects in return for certain future production fees, the guaranteed payment of approximately $1.7 million and 10% of the Net Proceeds (as defined therein) from the those projects. Together, the AA Agreement and the Purchase Agreement are referred to as the “Agreements.”

AA Agreement

Pursuant to the AA Agreement, Landmark agreed to assign, transfer and covey to Strong Studios all of Seller’s right, title, and interest in (a) certain agreements (the “AA Underlying Agreements”) listed in the AA Agreement under which the Seller acquired rights, title, or interests in the television series projects “Flagrant” and “Safehaven” (the “AA Projects”), (b) all literary and dramatic material transferred or generated under the AA Underlying Agreements, and (c) all of the Seller’s other interests in the AA Projects, as described more fully in the AA Agreement.

In consideration for such assignment, and in the event that Strong Studios develops a production of any of the AA Projects in any media, Strong Studios agreed to pay Landmark: (a) an executive fee for each episode of an AA Project produced, which shall be $20,000 per episode for Safehaven and $30,000 per episode for Flagrant, (b) one-time lump sum development fees for each AA Project which shall be $200,000 for Safehaven and $200,000 for Flagrant, (c) a fee for 7.5% of net proceeds from future sequels, spinoffs, and other derivatives of the AA Projects, and a warrant for the purchase 150,000 common shares of the Company, exercisable for 5 years as of six months from the date of the consummation of the initial public offering of the Company. The exercise price of the warrant would be equal to the per-share offering price to the public in the Company’s initial public offering. In the event that an initial public offering of the Company does not occur within a specified time, Landmark would have the right to surrender the warrant in exchange for 2.5% ownership in the Company.

As a condition precedent to entry into the AA Agreement, Strong Studios agreed to enter into distribution agreements for the AA Projects (the “AA Distribution Agreements”) with Screen Media Ventures, LLC (“SMV”). Pursuant to the AA Distribution Agreements, SMV agreed to make an aggregate of $9.0 million in advances to Strong Studios in return for the right to distribute the AA Projects as more fully provided under such AA Distribution Agreements.

AA Purchase Agreement

In consideration for the sale, of the rights to certain the motion picture and television projects under the AA Purchase Agreement, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments (the “Guaranteed Payments”), subject to certain limitations, reductions, and setoffs as more fully set forth in the Purchase Agreement, together with 10% of the Net Proceeds (as defined therein) from those projects. Pursuant to the Purchase Agreement, Ballantyne unconditionally guaranteed the full and timely payment of Guaranteed Payments of Strong Studios to Landmark.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2022 annual meeting of the Company’s stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age and business experience of each director are reported as of December 31, 2021.

D. Kyle Cerminara, age 44, has served as a director of Ballantyne Strong since February 2015 and the Chairman of the Company’s Board of Directors since May 2015. Mr. Cerminara previously served as the Company’s Chief Executive Officer from November 2015 to April 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012 and serves as its Chief Executive Officer. Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, including FG Financial Group, Inc. (NASDAQ: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance and investment management company, since December 2016; BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, since July 2015; Ballantyne, since February 2015; and Firefly Systems Inc., a venture- backed digital advertising company, since August 2020. Mr. Cerminara is President and will serve as a director of FG New America Acquisition II Corp., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries, and he is also the chairperson of the board of directors of FG Acquisition Corp., a Canadian special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company in the financial services sector. In addition, Mr. Cerminara has served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, since February 2022. Mr. Cerminara was appointed Chairman of FG Financial Group, Inc. in May 2018 and served as its Principal Executive Officer from March 2020 to June 2020. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty, (NYSE: HGTY) a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Mr. Cerminara has served as the Chairman of Ballantyne since May 2015 and previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara was the Chairman of BK Technologies Corporation from March 2017 until April 2020. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020. Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price (NASDAQ: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara brings to the Board of Directors the perspective of the Company’s largest stockholder. He also has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies, and operational experience as our former Chief Executive Officer, which qualify him to serve on our Board of Directors.

William J. Gerber, age 63, has served as a director of Ballantyne Strong since May 2015. Mr. Gerber served as Chief Financial Officer of TD Ameritrade Holding Corporation (Nasdaq: AMTD) (“TD Ameritrade”), a provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors, from October 2006 to October 2015. In May 2007, he was named Executive Vice President of TD Ameritrade. In his role as Chief Financial Officer, he oversaw investor relations, business development, certain treasury functions and finance operations, including accounting, business planning and forecasting, external and internal reporting, tax and competitive intelligence. From May 1999 until October 2006, he served as the Managing Director of Finance at TD Ameritrade, during which time he played a significant role in evaluating merger and acquisition opportunities. Prior to joining TD Ameritrade, he served as Vice President of Acceptance Insurance Companies, Inc. (“Acceptance”), where he was responsible for all aspects of mergers and acquisitions, investment banking activity, banking relationships, investor communications and portfolio management. Prior to joining Acceptance, Mr. Gerber spent eight years with Coopers & Lybrand, now known as PricewaterhouseCoopers, serving as an audit manager primarily focusing on public company clients. Mr. Gerber was named to Institutional Investor Magazine’s All-America Executive Team as one of the top three CFOs in the Brokerage, Asset Managers and Exchanges category (2012 and 2013). He was also named a member of the CNBC CFO Council (2013 and 2014). Since January 2017, he has served on the Board of Directors of Northwestern Mutual Series Fund, Inc., a mutual fund company. He has also served on the Board of Directors of the U.S. holding company for the Royal Bank of Canada since July 2016 and Streck, Inc., a privately held company, since March 2015. He previously served on the Boys Town National Board of Trustees and the Board of Directors for CTMG Inc., a privately held pharmaceutical testing company. Mr. Gerber holds a B.B.A. in Accounting from the University of Michigan. Mr. Gerber is also a Certified Public Accountant in the State of Michigan. Mr. Gerber served as Executive Vice President and Chief Financial Officer of TD Ameritrade, an online brokerage business, for more than eight years and has extensive financial experience, bringing valuable skills to our Board of Directors.

Charles T. Lanktree, age 72, has served as a director of Ballantyne Strong since May 2015. Since January 2022, Mr. Lanktree has served as an advisor to Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs. Mr. Lanktree served as Chief Executive Officer of Eggland’s Best, LLC from 2012 to December 2021 and also served as its President from 2012 to 2018. From 1997 to December 2021, Mr. Lanktree served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree currently serves on the Board of Directors of Eggland’s Best, Inc. and several of its affiliates. He has also served on the board of directors of BK Technologies Corporation (NYSE American: BKTI), a holding company with a wholly-owned operating subsidiary that manufactures high-specification communications equipment, since March 2017. From 2010 to 2013, he served on the Board of Directors of Eurofresh Foods, Inc., a privately held company, and, from 2004 to 2013, he was on the Board of Directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1974 to 1985, he held various executive-level marketing positions with The Grand Union Company, Beech-Nut Foods Corporation (Nestle) and Unilever. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s College. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977. Mr. Lanktree’s almost 40 years of experience in consumer marketing and retail operations and his extensive experience as a Chief Executive Officer, coupled with his knowledge and insight of the retail industry, including distribution and franchising operations, qualifies him to serve on our Board of Directors.

Michael C. Mitchell, age 42, has served as a director of Ballantyne Strong since October 2021. Mr. Mitchell most recently served as a Partner at Locust Wood Capital, which he retired from in 2019 after nine years with the firm in analytical positions in the consumer, industrial, real estate and media industries. From 2006 to 2011, Mr. Mitchell was a senior analyst at Breeden Capital LP, working with former SEC Chairman Richard C. Breeden, where Mr. Mitchell was primarily focused on consumer business and was actively involved in board engagements at Applebee’s, a then-Nasdaq-listed restaurant operating company and franchisor and Zale Corporation, a then-NYSE-listed leading specialty retailer of fine jewelry as an advisor to the board. From 2005 to 2006, Mr. Mitchell worked as an analyst for Kellogg Capital Group, LLC, the private investment firm founded by Peter Kellogg. From 2004 to 2005, Mr. Mitchell served as an equity research analyst at Jefferies and Company, Inc. covering post-reorganization equities. Mr. Mitchell is currently the Chief Operating Officer of Children’s Eye Care of Northern Colorado, P.C., a Pediatric Ophthalmology practice based in Fort Collins, CO, which he cofounded and operates with his wife Dr. Carolyn G. Mitchell. Additionally, Mr. Mitchell serves on the advisory board of the Michael F. Price College of Business at the University of Oklahoma. Mr. Mitchell received an MBA from the Michael F. Price College of Business at the University of Oklahoma and a B.S. in Marketing from the Spears College of Business at Oklahoma State University. We believe Mr. Mitchell is qualified to serve on our Board of Directors as he offers the Board valuable insights obtained through his extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Robert J. Roschman, age 56, has served as a director of Ballantyne Strong since May 2015. Mr. Roschman has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman previously served on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998 and which merged into Home BancShares, Inc. (Nasdaq: HOMB) in February 2017. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh, age 34, has served as a director of Ballantyne Strong since January 2016. Mr. Suh is an independent private investor and holds ownership interests in several real estate development projects across Michigan, Nebraska, Oregon and Colorado. Mr. Suh is the Founder and a director of the Suh Family Foundation. He is also a professional athlete and has been a member of the Tampa Bay Buccaneers of the National Football League (“NFL”) since 2019, becoming a Super Bowl champion in February 2021. He previously was with the NFL’s Los Angeles Rams from 2018 to 2019, Miami Dolphins from 2015 to 2017 and Detroit Lions from 2010 to 2014. He currently serves on the Board of Advisors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska. Our Board of Directors believes that Mr. Suh’s well cultivated business and personal network adds unique value to the Company, which, coupled with his extensive experience as an investor, allows him to evaluate strategic opportunities and qualifies him to serve on our Board of Directors.

Larry G. Swets, Jr., age 47, has served as a director of Ballantyne Strong since October 2021. Mr. Swets has served as the Chief Executive Officer of FG Financial Group, Inc. (Nasdaq: FGF) (“FG Financial”), a diversified reinsurance, investment management and real estate holding company, since November 2020, after having served as Interim CEO from June 2020 to November 2020. Mr. Swets founded Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets is a member of the board of directors of FG Financial since November 2013; GreenFirst Forest Products Inc. (TSXV: GFP) (“GreenFirst”), a public company focused on investments in the forest products industry, since June 2016; Harbor Custom Development, Inc. (Nasdaq: HCDI) since February 2020; Insurance Income Strategies Ltd. since October 2017; Alexian Brothers Foundation since March 2018; and Unbounded Media Corporation since June 2019. Previously, Mr. Swets served as a Director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. Mr. Swets served as Chief Executive Officer of GreenFirst from June 2016 to June 2021. Mr. Swets served as the Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and a director of 1347 Capital Corp., a special purpose acquisition company, from April 2014 to July 2016 when the company completed its initial business combination to form Limbach Holdings, Inc. (Nasdaq: LMB) (“Limbach”). Mr. Swets also previously served as a member of the board of directors of Limbach from July 2016 to August 2021; Kingsway from September 2013 to December 2018; Atlas Financial Holdings, Inc. (Nasdaq: AFH) from December 2010 to January 2018; FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008; United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012. Prior to founding Itasca Financial, Mr. Swets served as an insurance company executive and advisor, including the role of director of investments and fixed income portfolio manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance Companies. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation. Mr. Swets’ 25 years of experience within financial services and extensive financial experience qualifies him to serve on our Board of Directors.

EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company, their business history and their term of office with the Company. The age and business experience of each executive officer is reported as of December 31, 2021. All officers serve at the discretion of our Board of Directors.

Name	Age	Position and Principal Occupation	Officer Since
Mark D. Roberson	56	Chief Executive Officer since April 2020 and Executive Vice President, Chief Financial Officer and Treasurer from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He has served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, since May 2016, where he chairs the Audit Committee and is a member of the Compensation Committee, which be previously chaired.	2018

Todd R. Major	49	Chief Financial Officer, Secretary and Treasurer since April 2020 and Senior Vice President, Finance from April 2019 to April 2020. Mr. Major previously served as Senior Director, Financial and SEC Reporting of Bojangles, Inc., a then Nasdaq-listed restaurant operating company and franchisor, from March 2015 to April 2019, as Director, Financial Reporting of Premier, Inc. (Nasdaq: PINC), a healthcare performance improvement company, from September 2014 to February 2015, and as Senior Director, Financial Reporting of Horizon Lines, Inc, a then NYSE-traded transportation and logistics company from November 2006 to September 2014. From June 2003 to November 2006, Mr. Major previously held positions of increasing responsibility at Nabi Biopharmaceuticals, Inc., a then Nasdaq-listed biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Major is a Certified Public Accountant and earned an MBA from Queens University of Charlotte and a B.A. in Accounting from Flagler College.	2020

Ray F. Boegner	72	President of Strong Entertainment; previously Senior Vice President and Senior Vice President of Sales; Vice President of Sales prior to November 1996; joined the Company in 1985.	1997

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

Audit Committee

The Audit Committee of the Board of Directors consists of Messrs. Gerber (Chair), Mitchell and Roschman, each of whom is independent for purposes of serving on the committee under the SEC’s rules and NYSE American’s listing requirements. For the majority of 2021, the Audit Committee had two members, Messrs. Gerber and Roschman, as permitted for smaller reporting companies. Mr. Mitchell was appointed to the Audit Committee on November 16, 2021. The Audit Committee acts under a written charter adopted by the Board of Directors. All Audit Committee members are financially literate. The Board of Directors has determined that Mr. Gerber is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Ballantyne Strong believes that all persons subject to these reporting requirements filed the required reports on a timely basis during 2021.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In this section, we disclose our executive compensation for our named executive officers (the “Named Executive Officers”), consisting of our principal executive officer during 2021 and the two other individuals who were serving as executive officers at the end of 2021. Our Named Executive Officers for 2021 were as follows:

●	Mark D. Roberson, Chief Executive Officer (as of April 2020) and former Executive Vice President and Chief Financial Officer;

●	Todd R. Major, Chief Financial Officer (as of April 2020); and

●	Ray F. Boegner, President of Strong Entertainment.

Base Salaries

Effective as of August 16, 2021, Messrs. Roberson and Major receive an annual salary of $295,000 and $230,000 respectively. Effective as of March 1, 2017, Mr. Boegner receives an annual base salary of $275,000.

Prior to August 16, 2021, Mr. Roberson received a base salary of $250,000, which salary was negotiated as part of his employment agreement at the time of his hiring as Executive Vice President and Chief Financial Officer of the Company, effective November 16, 2018. Prior to August 16, 2021, Mr. Major received a base salary of $200,000, which salary was negotiated as part of his employment agreement at the time of his hiring as Senior Vice President of Finance of the Company, effective March 20, 2019.

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

Discretionary Bonuses

In March 2021, the Compensation Committee approved the payment of performance bonuses to Messrs. Roberson and Major of $262,500 and $112,500, respectively, for extra time and effort given by such employees in connection with the successful completion of the sale of our Convergent operating business. In October 2020, the Compensation Committee approved the payment of performance bonuses to Messrs. Roberson and Major of $75,000 and $25,000, respectively, for extra time and effort given by such employees in connection with the successful completion of the sale of our Strong Outdoor operating business.

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

2021 Equity Grants

The Compensation Committee did not approve grants of stock options or RSUs to our Named Executive Officers during 2021.

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

401(k) Retirement Plan

The Company’s executive officers are able to participate in the Company’s Retirement and Savings 401(k) Plan (the “401(k) Plan”), which is a combination savings and profit-sharing plan designed to qualify under Section 401 of the U.S. Internal Revenue Code. Participation in the 401(k) Plan is generally available to all Ballantyne Strong employees on the same terms. Each participant may defer up to 100% of his or her compensation. The Company may make a discretionary matching contribution equal to a uniform percentage of salary. Each year the Company determines the amount of the discretionary percentage. In 2020 and 2019, the Company matched 50% of the amount deferred up to 6% of each participating employee’s contribution. Employee contributions to the 401(k) Plan are non-forfeitable. Employer contributions vest annually over three years on the employee’s employment anniversary. Benefits may be distributed to participants or their beneficiaries, as the case may be, in the event of a participant’s death, retirement or other termination of service, or, if the participant so requests, on reaching age 59½. Participants may be eligible to withdraw benefits in case of hardship.

Contributions to the 401(k) Plan made by the Company on behalf of the Named Executive Officers are included in the 2021 Summary Compensation Table.

Employment Agreements

The Company currently has written employment agreements with Messrs. Boegner, Roberson and Major. The material provisions of these employment agreements are discussed below.

Mr. Boegner’s employment agreement with the Company, which was entered into on February 14, 2012, provides for a base salary, subject to annual review and adjustment, and Mr. Boegner’s eligibility to participate in and/or receive other benefits under compensation plans provided to other executive employees of the Company. He is eligible for performance-based compensation in the form of an annual bonus and is eligible to receive awards, in the Compensation Committee’s discretion, under the Company’s long-term incentive plans. Pursuant to his employment agreement, in the event that his employment is terminated by Ballantyne Strong without cause or by Mr. Boegner for good reason, as these terms are defined in the agreement, then he will receive his base salary for a period equal to three (3) weeks for each year that he was employed by the Company. On April 26, 2021, the Company amended Mr. Boegner’s employment agreement to limit this severance period to three (3) weeks for each year that he was employed by the Company up to and including October 2020. In addition, the Company will pay for, or reimburse Mr. Boegner for, the cost of health insurance during this same period. For more information on the terms of Mr. Boegner’s employment agreement, see “Potential Payments Upon Termination or Change in Control — Employment Agreements.”

Mr. Roberson’s employment agreement with the Company, which was entered into as of November 6, 2018, provides for a base salary, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at $150,000, payable partly in cash and partly through equity awards as determined by the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee. Mr. Roberson is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. If Mr. Roberson’s employment is terminated by the Company without Cause (as defined in the Amendment), Mr. Roberson will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Roberson timely and properly elects continuation health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay Mr. Roberson’s COBRA premiums for a period of twelve months following the termination date.

Mr. Major’s employment agreement with the Company, which was entered into as of March 20, 2019, provides for a base salary, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at 25% of base salary, payable in a combination in cash and equity, as determined by the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee. As a signing bonus, the Company granted Mr. Major 30,000 RSUs (equal to $90,000 of common stock, as determined based on the trading price of the Company’s common stock on the date of grant) pursuant to the 2017 Plan, vesting over a period of three years from the date of grant. The Company also paid a cash signing bonus of $30,000. Mr. Major is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. Mr. Major is entitled to severance equal to one year of his base salary in the event of a change in control that results in his termination or if the Senior Vice President of Finance position is eliminated without Mr. Major being offered a mutually-agreed comparable opportunity at an affiliate of the Company.

Executive Compensation Tables

The following table sets forth information regarding all forms of compensation earned by the Company’s Named Executive Officers during the last two fiscal years. Messrs. Roberson and Boegner were employed by the Company during all of fiscal 2021 and 2020. Mr. Roberson served as Chief Financial Officer from November 16, 2018, to April 13, 2020, and was appointed as the Company’s Chief Executive Officer on April 13, 2020. Mr. Major served as Senior Vice President, Finance from April 8, 2019, to April 13, 2020, and was appointed as the Company’s Chief Financial Officer on April 13, 2020.

2021 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(7)	Total ($)
Mark D. Roberson (1)	2021	265,577	262,500	—		—		—	9,821	537,898
CEO and Former CFO	2020	201,250	75,000	64,000	(5)	16,800	(6)	—	7,080	364,130

Todd R. Major (2)	2021	210,385	112,500	—		—		—	8,227	331,112
CFO	2020	176,346	25,000	32,000	(5)	8,400	(6)	—	6,621	248,367

Ray F. Boegner President of	2021	275,000	—	—		—		—	9,913	284,913
Strong Entertainment	2020	221,375	—	48,000	(5)	12,600	(6)	—	7,762	289,737

(1)	Mr. Roberson served as our Executive Vice President and Chief Financial Officer from November 16, 2018, to April 13, 2020, and was appointed as our Chief Executive Officer effective April 13, 2020.

(2)	Mr. Major served as our Senior Vice President, Finance from April 8, 2019, to April 13, 2020, and was appointed as our Chief Financial Officer effective April 13, 2020.

(3)	In October 2020 and March 2021, the Compensation Committee approved the payment of transaction-related bonuses to Messrs. Roberson and Major for extra time and effort given by such employees in connection with the successful completion of the sale of certain portions of our operating businesses.

(4)	The amounts in these columns represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 13 to the consolidated financial statements.

(5)	Consists of the grant date fair value of the October 9, 2020 grant of 40,000, 20,000 and 30,000 restricted stock units (“RSUs”) granted to Messrs. Roberson, Major and Boegner, respectively, pursuant to Ballantyne’s 2017 Omnibus Equity Compensation Plan. The RSUs are to be settled in shares of Ballantyne’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

(6)	Consists of the grant date fair value of the June 6, 2019 grant of 65,000 and 40,000 RSUs granted to Messrs. Roberson and Boegner, respectively, pursuant to Ballantyne’s 2017 Omnibus Equity Compensation Plan. The RSUs are to be settled in shares of Ballantyne’s common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment with Ballantyne.

(7)	Ballantyne provides its executives with certain employee benefits. These benefits include excess life and disability insurance and contributions made by Ballantyne under the 401(k) Plan. The amounts reported for each Named Executive Officer as All Other Compensation for 2021 are identified and quantified below.

	Mr. Roberson	Mr. Major	Mr. Boegner
Employer match on 401(k) Plan	$7,906	$6,312	$8,250
Excess life and disability insurance	1,915	1,915	1,663
Total All Other Compensation	$9,821	$8,227	$9,913

The following table sets forth information concerning outstanding equity awards for each of the Company’s Named Executive Officers as of the end of the last completed fiscal year.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
Mark D. Roberson	24,000	16,000	(1)	2.25	12/4/2028	—		—
	12,000	18,000	(2)	2.89	6/6/2029	—		—
	4,000	16,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	21,667	(8)	62,618
	—	—		—	—	26,667	(9)	77,068

Todd R. Major	2,000	8,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	10,000	(10)	28,900
	—	—		—	—	13,334	(9)	38,535

Ray F. Boegner	5,000	—	(5)	4.70	1/11/2022	—		—
	32,000	—	(6)	4.33	11/22/2025	—		—
	32,000	8,000	(7)	6.50	2/28/2027	—		—
	30,000	20,000	(4)	4.70	1/26/2028	—		—
	8,000	12,000	(2)	2.89	6/6/2029	—		—
	3,000	12,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	13,334	(8)	38,535
	—	—		—	—	20,000	(9)	57,800

*	Based on the closing stock price of our common stock of $2.89 on December 31, 2021, the last trading day of the 2021 fiscal year.

(1)	The 40,000 stock options granted to Mr. Roberson on December 4, 2018, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on December 4, 2019, and thereafter on December 4 of each year through 2023.

(2)	The 30,000 and 20,000 stock options granted to Messrs. Roberson and Boegner, respectively, on June 6, 2019, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on June 6, 2020, and thereafter on June 6 of each year through 2024.

(3)	The 20,000, 10,000 and 15,000 stock options granted to Messrs. Roberson, Major and Boegner, respectively, on October 9, 2020, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on October 9, 2021, and thereafter on October 9 of each year through 2025.

(4)	The 50,000 stock options granted to Mr. Boegner on January 26, 2018, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on January 26, 2019, and thereafter on January 26 of each year through 2023.

(5)	The 30,000 stock options granted to Mr. Boegner on January 11, 2012, pursuant to the 2010 Plan became exercisable in four equal installments beginning on January 11, 2013, and thereafter on January 11 of each year through 2016. On both August 11, 2016, and August 30, 2016, Mr. Boegner exercised options from this grant to acquire 5,000 shares of our common stock. On June 8, 2017, Mr. Boegner exercised options from this grant to acquire 7,000 shares of our common stock. On August 10, 2017, Mr. Boegner exercised options from this grant to acquire 8,000 shares of our common stock.

(6)	The 40,000 stock options granted to Mr. Boegner on November 22, 2015, pursuant to the 2010 Plan became exercisable in five equal annual installments beginning on November 22, 2016, and thereafter on November 22 of each year through 2020. On November 23, 2016, Mr. Boegner exercised options from this grant to acquire 8,000 shares of our common stock at an exercise price of $4.33 per share.

(7)	The 40,000 stock options granted to Mr. Boegner on February 28, 2017, pursuant to the 2010 Plan become exercisable in five equal annual installments beginning on February 28, 2018, and thereafter on February 28 of each year through 2022.

(8)	Represents RSUs to be settled in shares of our common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest June 6, 2022.

(9)	Represents RSUs to be settled in shares of our common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on October 9, 2022 and October 9, 2023.

(10)	Represents RSUs to be settled in shares of our common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest on May 31, 2022.

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

If Mr. Roberson’s employment is terminated by the Company without Cause (as defined in the Amendment), Mr. Roberson will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Roberson timely and properly elects continuation health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay Mr. Roberson’s COBRA premiums for a period of twelve months following the termination date.

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

By the Compensation Committee

Charles T. Lanktree (Chair)
William J. Gerber
Robert J. Roschman
March 24, 2022

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors in fiscal 2021.

	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
D. Kyle Cerminara	65,000	49,999	—	—	—	—	114,999
William J. Gerber	58,000	39,998	—	—	—	—	97,998
Lewis M. Johnson (3)	—	—	—	—	—	—	—
Charles T. Lanktree	50,750	39,998	—	—	—	—	90,748
Michael C. Mitchell (4)	10,302	—	—	—	—	—	10,302
Robert J. Roschman	50,750	39,998	—	—	—	—	90,748
Ndamukong Suh	43,000	39,998	—	—	—	—	82,998
Larry G. Swets, Jr. (5)	9,674	—					9,674

(1)	Although not included in the above table, the directors are reimbursed for their out-of-pocket expenses of attending meetings of the Board of Directors.

(2)	On July 1, 2021, Mr. Cerminara was granted 10,504 RSUs under the 2017 Plan, and Messrs. Gerber, Lanktree, Roschman and Suh were each granted 8,403 RSUs under the 2017 Plan. The RSUs vest on the one-year anniversary of the grant date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. Each RSU represents a contingent right to receive one share of common stock of the Company. The amounts shown in this column include the fair value of the annual RSU award on the date of grant, which was $4.76 per share. For additional information relating to the assumptions made in valuing and expensing these awards for 2021, refer to Note 13 in the Company’s consolidated financial statements.

The aggregate number of unvested RSU awards outstanding as of December 31, 2021, for each of Messrs. Gerber, Lanktree, Roschman and Suh was 32,366. The aggregate number of unvested RSU awards outstanding as of December 31, 2021 for Mr. Cerminara was 54,612.

(3)	Mr. Johnson resigned from our Board of Directors on March 9, 2021.

(4)	Mr. Mitchell was appointed to our Board of Directors on October 4, 2021 and was appointed to the Audit Committee on November 16, 2021.

(5)	Mr. Swets was appointed to our Board of Directors on October 4, 2021.

On March 31, 2021, we modified the compensation program for all non-employee directors which was effective for fiscal year 2021. The program was adopted to remain competitive in attracting and retaining qualified Board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the new program are as follows:

●	The Chairman of the Board of Directors is entitled to receive an annual cash retainer of $65,000, and each other non-employee director is entitled to receive an annual cash retainer of $40,000, paid in quarterly installments;

●	The Chairman of the Audit Committee is entitled to receive an additional annual cash retainer of $10,000 and each other member of the Audit Committee is entitled to receive an additional cash retainer of $3,000, paid in quarterly installments;

●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating and Corporate Governance Committee are each entitled to receive an additional cash retainer of $10,000, and each other member of the Compensation Committee as well as each other member of the Nominating and Corporate Governance Committee are entitled to receive and annual cash retainer of $3,000, paid in quarterly installments;

●	The Chairman of the Board of Directors receives an annual grant of RSUs with a value of $50,000, and each other non-employee director receives an annual grant of RSUs with a value of $40,000, vesting on the one-year anniversary of the grant date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company; and

●	Each non-employee director receives reimbursement for reasonable out-of-pocket expenses for attending meetings of the Board of Directors and its committees.

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

2021 Director Compensation

On July 1, 2021, Mr. Cerminara was granted 10,504 RSUs under the 2017 Plan, and Messrs. Gerber, Lanktree, Roschman and Suh were each granted 8,403 RSUs under the 2017 Plan. The RSUs vest on the one-year anniversary of the grant date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. Each RSU represents a contingent right to receive one share of common stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Largest Owners of Ballantyne Shares

The following table shows each person or entity that Ballantyne knows to be the beneficial owner of more than five percent of the Company’s outstanding common stock as of March 15, 2022:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Fundamental Global GP, LLC 108 Gateway Blvd., Suite 204 Mooresville, NC 28117	5,836,402	(3)	30.3%
Par Sanda and Sand Capital Associates 501 N. Birch Rd, Unit 3 Fort Lauderdale, FL 33304	1,045,716	(4)	5.4%

(1)	This information is based on a Schedule 13G, as amended, and a Form 4 filed with the SEC. Fundamental Global Investors, LLC (“Fundamental Global Investors”) filed a Form 4 on May 28, 2021, and Par Sanda and Sand Capital Associates, LLC filed a Schedule 13G on January 12, 2022. On August 1, 2021, the investment management agreements for Fundamental Global Partners Master Fund, LP (“FGPM”), Fundamental Activist Fund I, LP (“FAFI”) and Fundamental Global Holdings, LP (“FGHP”) were assigned to Fundamental Global GP, LLC (“Fundamental Global”). The investment management agreements for FGI Global Asset Allocation Master Fund, LP (“FGGM”) and Fundamental Global Capital Appreciation Fund, LP (“FGCA”) were assigned to CW Institutional, LLC and EverStar Asset Management, LLC, respectively, and Fundamental Global has no management authority over the 270,123 and 59,211 shares of the Company’s Common Stock that were previously reported by FGGM and FGCA, respectively.

(2)	Based upon 19,252,335 shares outstanding on March 15, 2022.

(3)	Fundamental Global has shared voting and dispositive power over 4,835,453 shares, representing approximately 25.1% of the Company’s outstanding shares of common stock. Mr. Cerminara, Chairman of our Board of Directors and our former Chief Executive Officer, serves as Chief Executive Officer, Co-Founder and Partner of Fundamental Global. Mr. Cerminara beneficially owns an additional 364,658 shares (including 42,000 shares purchasable pursuant to stock options held by Mr. Cerminara exercisable within 60 days of March 15, 2022). Joseph H. Moglia serves as Chairman, Co-Founder and Partner of Fundamental Global and beneficially owns an additional 636,291 shares, thus increasing the total number of shares beneficially owned by Fundamental Global to 5,836,402 shares, or approximately 30.3% of the Company’s outstanding shares of common stock.

(4)	Par Sanda and Sand Capital Associates, LLC reported sole dispositive power over 182,553 shares, shared dispositive power over 863,163 shares, and aggregate beneficial ownership of 1,045,716 shares, or approximately 5.4% of the Company’s outstanding shares of common stock.

Share Ownership of Directors and Officers

The following chart sets forth, as of the close of business on March 15, 2022, certain information concerning beneficial ownership of common stock by each director of the Company, each of the Named Executive Officers, and all current directors and executive officers as a group. The address for each director and executive officer listed is: c/o Ballantyne Strong, Inc., 4201 Congress Street, Suite 175, Charlotte, North Carolina 28209.

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock(2)
Mark D. Roberson, Chief Executive Officer	137,279	(3)	*
Todd R. Major, Chief Financial Officer	25,711	(4)	*
Ray F. Boegner, President of Strong Entertainment	310,866	(5)	1.6%
D. Kyle Cerminara, Chairman	5,200,111	(6)	27.0%
William J. Gerber, Director	67,248	(7)	*
Charles T. Lanktree, Director	72,261	(8)	*
Michael C. Mitchell	50,111	(9)	*
Robert J. Roschman, Director	76,661	(10)	*
Ndamukong Suh, Director	63,247	(11)	*
Larry G. Swets, Jr.	50,000	(12)	*
All current directors and executive officers as a group (10 persons)	6,053,495	(13)	31.1%

*	Less than 1% of common stock outstanding.

(1)	Each director and Named Executive Officer listed in the table owns all outstanding shares directly and has sole voting and investment power over such shares unless otherwise specified below.

(2)	Based upon 19,252,335 shares of common stock outstanding as of March 15, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such persons have voting or investment power with respect to the securities. Each named person is deemed to be the beneficial owner of shares of common stock that may be acquired within 60 days of March 15, 2022, upon the exercise of stock options and vesting of restricted stock units (sometimes referred to as “RSUs”). Accordingly, the number of shares and percentage set forth next to the name of such person, and all current directors and executive officers as a group, includes shares of directly owned common stock (including shares of restricted common stock, if any), shares of common stock purchasable pursuant to stock options exercisable within 60 days of March 15, 2022 and shares of common stock potentially issuable upon the vesting of restricted stock units within 60 days of March 15, 2022. However, the shares of common stock so issuable upon the exercise of stock options or vesting of restricted stock units held by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(3)	Includes 97,279 shares of common stock directly owned by Mr. Roberson and 40,000 shares purchasable pursuant to stock options exercisable within 60 days of the March 15, 2022. Does not include (i) 21,667 shares potentially issuable upon the vesting of RSUs granted on June 6, 2019, (ii) 26,667 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020, (iii) 16,000 shares potentially issuable upon the exercise of stock options granted on December 4, 2018, (iv) 18,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019, and (v) 16,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(4)	Includes 23,711 shares of common stock directly owned by Mr. Major and 2,000 purchasable pursuant to stock options exercisable within 60 days of March 15, 2022. Does not include (i) 10,000 shares potentially issuable upon the vesting of RSUs granted on May 31, 2019, (ii) 13,334 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020, and (iii) 8,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(5)	Includes 200,866 shares of common stock directly owned by Mr. Boegner and 110,000 shares purchasable pursuant to stock options exercisable within 60 days of March 15, 2022. Does not include (i) 13,334 shares potentially issuable upon the vesting of RSUs granted on June 6, 2019, (ii) 20,000 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020, (iii) 8,000 shares potentially issuable upon the exercise of stock options granted on February 28, 2017, (iv) 20,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, (v) 12,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019, and (vi) 12,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(6)	Includes 299,678 shares of common stock directly owned by Mr. Cerminara, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children and 42,000 shares purchasable pursuant to stock options exercisable within 60 days of March 15, 2022. Also includes 4,835,453 shares of common stock beneficially owned by Fundamental Global, which, with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of Fundamental Global, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global. Mr. Cerminara disclaims beneficial ownership of the shares beneficially owned by Fundamental Global. Does not include (i) 25,000 shares potentially issuable pursuant to RSUs granted on June 6, 2019, (ii) 19,108 shares potentially issuable pursuant to RSUs granted on July 1, 2020, (iii) 10,504 shares potentially issuable pursuant to RSUs granted on July 1, 2021, (iv) 20,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, and (v) 18,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019.

(7)	Includes shares of common stock directly owned by Mr. Gerber. Does not include (i) 4,855 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, (ii) 19,108 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020, and (iii) 8,403 shares potentially issuable upon the vesting of RSUs granted on July 1, 2021.

(8)	Includes 64,761 shares of common stock directly owned by Mr. Lanktree and 7,500 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Does not include (i) 4,855 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, (ii) 19,108 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020, and (iii) 8,403 shares potentially issuable upon the vesting of RSUs granted on July 1, 2021.

(9)	Includes shares of common stock directly owned by Mr. Mitchell.

(10)	Includes shares of common stock directly owned by Mr. Roschman. Does not include (i) 4,855 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, and (ii) 19,108 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020, and (iii) 8,403 shares potentially issuable upon the vesting of RSUs granted on July 1, 2021.

(11)	Includes shares of common stock directly owned by Mr. Suh. Does not include (i) 4,855 shares potentially issuable upon the vesting of RSUs granted on July 1, 2019, and (ii) 19,108 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020, and (iii) 8,403 shares potentially issuable upon the vesting of RSUs granted on July 1, 2021.

(12)	Includes shares of common stock directly owned by Mr. Swets.

(13)	Includes 993,562 shares directly owned by all current directors and executive officers as a group, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 7,500 shares held by the Donna B. Lanktree Family Trust, 194,000 shares purchasable pursuant to stock options exercisable within 60 days of March 15, 2022, and 4,835,453 shares held by Fundamental Global.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	973,579	(1)	$3.68	2,413,740	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	973,579		$3.68	2,413,740

(1)	Includes 137,000 securities to be issued upon exercise of outstanding options under the 2010 Plan; and 522,500 securities to be issued upon exercise of outstanding options and 314,079 securities to be issued upon vesting of restricted stock units under the 2017 Plan.
(2)	All shares available for future issuance are under the 2017 Plan.

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

Itasca Financial, LLC

Mr. Swets founded and serves as the managing member of Itasca Financial, which provided services related to the strategic direction of the Company. On May 19, 2020, the Company entered into a Financial and Consulting Services Agreement with Itasca Financial. During the year ended December 31, 2020, the Company paid $130,000 to Itasca Financial. The Company and Itasca Financial have agreed to terminate the Financial and Consulting Services Agreement, and the Company does not expect to make any additional payments pursuant to the agreement.

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

DIRECTOR INDEPENDENCE

The Board of Directors is composed of a majority of independent directors as defined by the listing requirements of the NYSE American. The Board of Directors has determined that Messrs. Gerber, Lanktree, Mitchell, Roschman and Suh are independent directors of the Company under the listing standards adopted by the NYSE American. In making these independence determinations, the Board of Directors considered all of the factors that automatically compromise director independence as specified in the NYSE American’s listing standards and determined that none of those conditions existed. In addition, the Board of Directors considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board of Directors determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence. Our independent directors meet in an executive session at least once per year. All standing committee members are independent for the purpose of the committees on which they serve.

Item 14. Principal Accounting Fees and Services

Haskell & White has served as the Company’s independent registered public accounting firm since April 11, 2019. The following table sets forth the aggregate fees for professional services rendered by Haskell & White for the years ended December 31, 2021 and December 31, 2020:

	2021	2020
Audit Fees(1)	$236,300	$238,000
Audit-Related Fees(2)	28,000	26,257
Tax Fees	—	—
All Other Fees(3)	296,000	—
Total	$560,300	$264,267

(1)	Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including comfort letters, consents, and review of registration statements filed with the SEC.

(3)	As noted elsewhere in this Annual Report, Strong Global Entertainment plans to file a registration statement with the SEC and intends to commence an initial public offering of its common shares during 2022 to raise additional capital to support its growth plans. Includes fees for professional services rendered during the fiscal year for the audit of Strong Global Entertainment’s annual financial statements for 2019, 2020 and 2021 and for reviews of interim financial statements to be included in the registration statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Exhibit list.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Ballantyne of Omaha, Inc.				X

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.				X

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.				X

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Ballantyne of Omaha, Inc.				X

3.1.4	Certificate of Amendment of Certificate of Incorporation of Ballantyne Strong, Inc.				X

3.1.5	Certificate of Amendment of Certificate of Incorporation of Ballantyne Strong, Inc.				X

3.2	Ballantyne of Omaha, Inc. Bylaws	S-8	3.2	December 7, 2006

3.2.1	First Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.1	December 7, 2006

3.2.2	Second Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.2	December 7, 2006

3.2.3	Third Amendment to Bylaws of Ballantyne of Omaha, Inc.	S-8	3.2.3	December 7, 2006

3.2.4	Fourth Amendment to Bylaws of Ballantyne of Omaha, Inc.	8-K	99.1	May 1, 2007

3.2.5	Fifth Amendment to Bylaws of Ballantyne Strong, Inc.	S-8	4.11	May 16, 2014

4.1	Description of the Securities of Ballantyne Strong, Inc.				X

10.1	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.1	March 23, 2010

10.2*	Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan (Amended and Restated effective October 28, 2019)	8-K	10.1	December 17, 2019

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.3*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.13	June 15, 2017

10.4*	Form of Restricted Share Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.14	June 15, 2017

10.5*	Form of Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.15	June 15, 2017

10.6*	Form of Non-Employee Director Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	10-Q	10.1	August 14, 2019

10.7*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.8*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.9*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.10*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

10.11*	Executive Employment Agreement, dated November 7, 2018, between Ballantyne Strong, Inc. and Mark D. Roberson	8-K	10.1	November 7, 2018

10.11.1 *	Amendment to Executive Employment Agreement, executed as of September 3, 2021, by and between Ballantyne Strong, Inc., and Mark Roberson	8-K	10.1	September 8, 2021

10.13*	Employment Agreement, dated March 20, 2019, between Ballantyne Strong, Inc. and Todd R. Major	10-Q	10.1	May 12, 2020

10.15	Progress Payment Note and Reimbursement Agreement between Convergent Media Systems Corporation and Huntington Technology Finance, Inc., effective as of June 22, 2017	8-K	10.2	June 27, 2017

10.16+	Demand Credit Agreement, executed as of June 7, 2021, by and between Strong/MDI Screen Systems, Inc., as Borrower, and Canadian Imperial Bank of Commerce, as Lender	10-Q	10.1	August 10, 2021

10.17	Contract of Sale, dated January 28, 2022, by and among Digital Ignition, LLC, as Buyer and Metrolina Alpharetta, LLC, as Seller	8-K	10.1	February 3, 2022

10.18	Stock Grant Agreement, dated February 1, 2022, by and between Ballantyne Strong, Inc. and Metrolina Capital Investors	8-K	10.2	February 3, 2022

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.19	Stock Warrant, dated February 1, 2022, by and between Ballantyne Strong, Inc. and Metrolina Capital Investors	8-K	10.3	February 3, 2022

10.20	Commercial Loan Agreement, dated February 1, 2022, by and among Ballantyne Strong, Inc., Digital Ignition, LLC and Community First Bank	8-K	10.4	February 3, 2022

10.21	Promissory Note dated February 1, 2022, by and among Ballantyne Strong, Inc., Digital Ignition, LLC and Community First Bank	8-K	10.5	February 3, 2022

10.22	Form of Representative’s Warrant, to be issued by Ballantyne Strong, Inc.	8-K	4.1	February 8, 2021

10.23+	Equity Purchase Agreement, dated February 1, 2021, by and among SageNet LLC, Ballantyne Strong, Inc., SDM Holdco, Inc. and Convergent LLC	8-K	2.1	February 2, 2021

10.24	Master Services Agreement, dated August 3, 2020, by and between Convergent Media Systems Corporation and Firefly Systems Inc.	8-K	10.1	August 4, 2020

21	Subsidiaries of the Registrant				X

23.1	Consent of Haskell & White LLP				X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Ballantyne Strong, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements				X

*	Management contract or compensatory plan.
**	Furnished herewith.
+	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson, Chief Executive Officer		Todd R. Major, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2022	Date: March 24, 2022

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

By:	/s/ D. KYLE CERMINARA
D. Kyle Cerminara, Chairman of the Board of Directors
Date:	March 24, 2022

By:	/s/ WILLIAM J. GERBER
William J. Gerber, Director
Date:	March 24, 2022

By:	/s/ CHARLES T. LANKTREE
Charles T. Lanktree, Director
Date:	March 24, 2022

By:	/s/ MICHAEL C. MITCHELL
Michael C. Mitchell, Director
Date:	March 24, 2022

By:	/s/ ROBERT J. ROSCHMAN
Robert J. Roschman, Director
Date:	March 24, 2022

By:	/s/ NDAMUKONG SUH
Ndamukong Suh, Director
Date:	March 24, 2022

By:	/s/ LARRY G. SWETS, JR.
Larry G. Swets, Jr., Director
Date:	March 24, 2022

