Form 10-Q
period 2022-03-31
BALLANTYNE STRONG, INC.
filed 2022-05-11
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 6, 2022
Common Stock, $0.01 par value	19,252,335 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,133	$8,731
Restricted cash	150	150
Accounts receivable (net of allowance for doubtful accounts of $569 and $607, respectively)	5,077	4,631
Inventories, net	2,862	3,271
Other current assets	5,123	4,992
Total current assets	21,345	21,775
Property, plant and equipment, net	14,329	6,226
Operating lease right-of-use assets	297	3,975
Note receivable, net of current portion	-	1,667
Equity holdings	42,014	41,133
Film and television programming rights, net	2,253	-
Intangible assets, net	15	69
Goodwill	956	942
Other assets	5	22
Total assets	$81,214	$75,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,564	$4,245
Accrued expenses	3,291	2,994
Short-term debt	3,353	2,998
Current portion of long-term debt	209	23
Current portion of operating lease obligations	84	577
Deferred revenue and customer deposits	2,960	3,292
Total current liabilities	14,461	14,129
Operating lease obligations, net of current portion	283	3,586
Long-term debt, net of current portion and deferred debt issuance costs, net	5,157	105
Deferred income taxes	5,876	5,594
Other long-term liabilities	1,139	118
Total liabilities	26,916	23,532

Commitments, contingencies and concentrations (Note 15)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 50,000 and 25,000 shares at March 31, 2022 and December 31, 2021, respectively; issued 22,047 and 21,286 shares at March 31, 2022 and December 31, 2021, respectively; outstanding 19,253 and 18,492 shares at March 31, 2022 and December 31, 2021, respectively	221	213
Additional paid-in capital	53,452	50,807
Retained earnings	22,789	23,591
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(3,578)	(3,748)
Total stockholders’ equity	54,298	52,277
Total liabilities and stockholders’ equity	$81,214	$75,809

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net product sales	$7,703	$3,528
Net service revenues	2,323	1,244
Total net revenues	10,026	4,772
Cost of products sold	5,858	2,443
Cost of services	1,657	1,169
Total cost of revenues	7,515	3,612
Gross profit	2,511	1,160
Selling and administrative expenses:
Selling	541	476
Administrative	2,733	2,441
Total selling and administrative expenses	3,274	2,917
Loss from operations	(763)	(1,757)
Other income (expense):
Interest income	6	13
Interest expense	(59)	(90)
Foreign currency transaction (loss) gain	(342)	16
Unrealized gain on equity holdings	1,728	-
Other (expense) income, net	(202)	142
Total other income	1,131	81
Income (loss) from continuing operations before income taxes and equity method holding loss	368	(1,676)
Income tax expense	(350)	(69)
Equity method holding loss	(820)	(769)
Net loss from continuing operations	(802)	(2,514)
Net income from discontinued operations (Note 3)	-	14,325
Net (loss) income	$(802)	$11,811

Basic and diluted net (loss) income per share
Continuing operations	$(0.04)	$(0.15)
Discontinued operations	-	0.85
Basic and diluted net (loss) income per share	$(0.04)	$0.70

Weighted-average shares used in computing net (loss) income per share:
Basic	18,990	16,835
Diluted	18,990	16,835

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(802)	$11,811
Adjustment to postretirement benefit obligation	(8)	(46)
Currency translation adjustment:
Unrealized net change arising during period	178	(356)
Total other comprehensive income (loss)	170	(402)
Comprehensive (loss) income	$(632)	$11,409

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	21,286	$213	$50,807	$23,591	$(18,586)	$(3,748)	$52,277
Net loss	-	-	-	(802)	-	-	(802)
Net other comprehensive income	-	-	-	-	-	170	170
Issuance of common stock	761	8	2,342	-	-	-	2,350
Issuance of warrants	-	-	109	-	-	-	109
Stock-based compensation expense	-	-	194	-	-	-	194
Balance at March 31, 2022	22,047	$221	$53,452	$22,789	$(18,586)	$(3,578)	$54,298

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066
Net income	-	-	-	11,811	-	-	11,811
Net other comprehensive loss	-	-	-	-	-	(402)	(402)
Vesting of restricted stock	209	2	(9)	-	-	-	(7)
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	314	-	-	-	314
Balance at March 31, 2021	21,095	$211	$50,295	$17,465	$(18,586)	$(4,293)	$45,092

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(802)	$(2,514)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Recovery of doubtful accounts	(15)	(32)
Provision for (benefit from) obsolete inventory	13	(3)
Provision for warranty	11	37
Depreciation and amortization	366	274
Amortization and accretion of operating leases	97	184
Equity method holding loss	820	769
Adjustment to SageNet promissory note in connection with prepayment (Note 3)	202	-
Unrealized gain on equity holdings	(1,728)	-
Deferred income taxes	239	(116)
Stock-based compensation expense	194	314
Changes in operating assets and liabilities:
Accounts receivable	(407)	975
Inventories	426	(53)
Current income taxes	(185)	(68)
Other assets	(246)	(202)
Accounts payable and accrued expenses	149	(743)
Deferred revenue and customer deposits	(728)	286
Operating lease obligations	(89)	(188)
Net cash used in operating activities from continuing operations	(1,683)	(1,080)
Net cash provided by operating activities from discontinued operations	-	186
Net cash used in operating activities	(1,683)	(894)

Cash flows from investing activities:
Capital expenditures	(763)	(47)
Acquisition of programming rights	(395)	-
Receipt of SageNet promissory note (Note 3)	2,300	-
Net cash provided by (used in) investing activities from continuing operations	1,142	(47)
Net cash provided by investing activities from discontinued operations	-	12,761
Net cash provided by investing activities	1,142	12,714

Cash flows from financing activities:
Principal payments on short-term debt	(79)	(79)
Principal payments on long-term debt	(18)	-
Proceeds from stock issuance, net of costs	-	6,310
Payments of withholding taxes related to net share settlement of equity awards	-	(7)
Payments on capital lease obligations	-	(242)
Net cash (used in) provided by financing activities from continuing operations	(97)	5,982
Net cash used in financing activities from discontinued operations	-	(155)
Net cash (used in) provided by financing activities	(97)	5,827

Effect of exchange rate changes on cash and cash equivalents	40	33
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(598)	4,888
Net increase in cash and cash equivalents and restricted cash from discontinued operations	-	12,792
Net (decrease) increase in cash and cash equivalents and restricted cash	(598)	17,680
Cash and cash equivalents and restricted cash at beginning of period	8,881	4,787
Cash and cash equivalents and restricted cash at end of period	$8,283	$22,467

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$8,133	$22,317
Restricted cash	150	150
Total cash and cash equivalents and restricted cash	$8,283	$22,467

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$392	$413
Issuance of debt, common shares, and warrants in connection with purchase of Digital Ignition building	$7,609	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Ballantyne Strong, Inc. (“Ballantyne Strong,” or the “Company”), a Delaware corporation, is a holding company with business operations in the entertainment industry and holdings in public and privately held companies. The Company historically has conducted a large portion of its operations primarily through its Strong Entertainment operating segment, which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems.

The Company owns and operates its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, the Company holds minority positions in one privately held company and two publicly traded companies.

The Company recently launched Strong Studios, Inc., (“Strong Studios”) with the goal of expanding Strong Entertainment to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging and expanding our existing relationships in the industry.

The Company announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of the Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment, Inc. (“Strong Global Entertainment”). Strong Global Entertainment has filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) and intends to commence an initial public offering of its common shares during 2022 to raise additional capital to support its growth plans. If successful, the Company expects to apply to have the Strong Global Entertainment common shares trade on the NYSE American under the ticker symbol “SGE” following the initial public offering, and the Company would expect to continue to be the majority shareholder of Strong Global Entertainment.

In February 2021, the Company completed the sale of its Convergent business segment. As a result of the divestiture, the Company has presented Convergent’s operating results as discontinued operations for all periods presented. See Note 3 for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The condensed consolidated balance sheet as of December 31, 2021, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Uncertainty remains surrounding the COVID-19 global pandemic and the extent and duration of the impacts that it may have on the Company, as well as its customers, suppliers, and employees. While cinema and theme park operators in the United States and other parts of the world are in various stages of returning to “normal”, there continue to be spikes in COVID-19 cases and new variants in various parts of the world that could impact the pace of recovery in our markets. Accordingly, there continues to be a heightened potential for future reserves against trade receivables, inventory write downs, and impairments of long-lived assets, goodwill, intangible assets and equity holdings. In the current environment, assumptions about future financial and operational performance, supply chain pricing and availability and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. As an understanding of the longer-term impacts of COVID-19 on the Company’s customers and business develops, there is heightened potential for changes in these views over the remainder of 2022, and potentially beyond.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of March 31, 2022, $2.1 million of the $8.1 million in cash and cash equivalents was held by our foreign subsidiary.

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

Equity Holdings

The Company accounts for its equity holdings using the equity method, at cost, or at fair value depending on the facts and circumstances related to each individual holding. The Company applies the equity method of accounting to its holdings when it has significant influence, but not controlling interest, in the entity. Judgment regarding the level of influence over each equity method holding includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net loss resulting from these equity holdings is reported under the line item captioned “equity method holding loss” in our condensed consolidated statements of operations. The Company’s equity method holdings are reported at cost and adjusted each period for the Company’s share of the entity’s income or loss and dividends paid, if any. The Company’s share of the entity’s income or loss is recorded on a one quarter lag for all equity method holdings. The Company classifies distributions received from equity method holdings using the cumulative earnings approach on the condensed consolidated statements of cash flows.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of March 31, 2022 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the three months ended March 31, 2022. The carrying value of our equity method, fair value method and cost method holdings is reported as “equity holdings” on the consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method, fair value method and cost method holdings.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of March 31, 2022 and December 31, 2021.

Fair values measured on a recurring basis at March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,133	$-	$-	$8,133
Restricted cash	150	-	-	150
Fair value method equity holding	24,387			24,387
Total	$32,670	$-	$-	$32,670

Fair values measured on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,731	$-	$-	$8,731
Restricted cash	150	-	-	150
Fair value method equity holding	22,467	-	-	22,467
Total	$31,348	$-	$-	$31,348

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the combined fair value of the Company’s equity method and fair value method holdings was $29.1 million at March 31, 2022 (see Note 7).

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

On February 1, 2021, the Company entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). Pursuant to the Purchase Agreement, a subsidiary of Ballantyne Strong sold 100% of the issued and outstanding limited liability company membership interests (the “Equity Interests”) in Convergent, LLC (“Convergent”) to SageNet. The purchase price for the Equity Interests (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in favor of the Company (the “SageNet Promissory Note”). Per the terms of the SageNet Promissory Note, the Company will receive twelve consecutive equal quarterly payments of principal, plus accrued interest thereon, commencing on March 31, 2022. The Company has elected to record the SageNet Promissory Note using its historical cost basis. Additionally, a portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million. The Company recorded a gain of $14.9 million during the first quarter of 2021 related to the sale of Convergent. In January 2022, the Company entered into an amendment to the SageNet Promissory Note. Pursuant to the terms of the amendment, the Company received a prepayment of $2.3 million plus accrued interest. As a result of the prepayment, all terms of the SageNet Promissory Note have been satisfied.

Strong Outdoor

As part of transactions in May 2019 and August 2020, the Company divested its Strong Outdoor business segment. The Company’s Strong Outdoor business segment provided outdoor advertising and experiential marketing to advertising agencies and corporate accounts, primarily in New York City.

On May 21, 2019, Strong Digital Media, LLC (“SDM”), an indirect subsidiary of Ballantyne Strong, entered into certain agreements with Firefly Systems, Inc. (“Firefly”). As consideration for entering into these agreements, Ballantyne Strong received a total of $5.7 million worth of Firefly’s Series A-2 preferred shares, which includes $0.9 million pursuant to an earn-out provision. The Series A-2 preferred shares were subsequently renamed Firefly Series B-1 Shares (the “Firefly Series B-1 Shares”).

On August 3, 2020, SDM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Firefly, pursuant to which SDM agreed to sell certain assets primarily related to its Strong Outdoor operating business to Firefly.

As consideration for entering into the Asset Purchase Agreement, SDM received approximately $3.2 million worth of Firefly Series A-3 preferred shares (the “Firefly Series A-3 Shares”). The Series A-3 preferred shares were subsequently renamed Firefly Series B-2 Shares (the “Firefly Series B-2 Shares”).

As of March 31, 2022, the Company held approximately $5.7 million worth of Firefly Series B-1 Shares and $7.2 million worth of Firefly Series B-2 Shares.

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

The major line items constituting the net income from discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2021
	Convergent	Strong Outdoor	Total
Net revenues	$1,472	$-	$1,472
Cost of revenues	746	-	746
Gross profit	726	-	726
Selling and administrative expenses	1,241	-	1,241
Loss from operations	(515)	-	(515)
Gain on Convergent transaction	14,937		14,937
Other expense	(39)	-	(39)
Income from discontinued operations	14,383	-	14,383
Income tax expense	(58)	-	(58)
Total net income from discontinued operations	$14,325	$-	$14,325

4. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2022 or December 31, 2021.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$3,306	$-	$3,306	$2,047	$-	$2,047
Digital equipment sales	3,544	-	3,544	1,175	-	1,175
Extended warranty sales	100	-	100	32	-	32
Other product sales	753	-	753	274	-	274
Total product sales	7,703	-	7,703	3,528	-	3,528
Field maintenance and monitoring services	1,618	-	1,618	863	-	863
Installation services	371	-	371	71	-	71
Other service revenues	28	306	334	10	300	310
Total service revenues	2,017	306	2,323	944	300	1,244
Total	$9,720	$306	$10,026	$4,472	$300	$4,772

Screen system sales

The Company typically recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, usually at time of shipment. However, revenue is recognized upon delivery for certain international shipments with longer shipping transit times because control transfers upon customer delivery. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. For contracts that are long-term in nature, the Company believes that the use of the percentage-of-completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Under the percentage-of-completion method, revenue is recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract

Digital equipment sales

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$8,442	$3	$8,445	$3,756	$-	$3,756
Over time	1,278	303	1,581	716	300	1,016
Total	$9,720	$306	$10,026	$4,472	$300	$4,772

At March 31, 2022, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $1.1 million. The Company expects to recognize $1.1 million of the unearned revenue amounts during the remainder of 2022 and immaterial amounts from 2023 through 2026.

5. Net Loss Per Common Share

Basic net loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported a net loss from continuing operations, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The following table summarizes the weighted average shares used to compute basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding:
Basic weighted average shares outstanding	18,990	16,835
Dilutive effect of stock options and certain non-vested restricted stock units	-	-
Diluted weighted average shares outstanding	18,990	16,835

A total of 225,379 and 142,557 common stock equivalents related to stock options and restricted stock units were excluded for the three months ended March 31, 2022 and March 31, 2021, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses per share. Options to purchase 354,500 and 514,500 shares of common stock were outstanding as of March 31, 2022 and March 31, 2021, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period.

6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and components	$1,536	$1,680
Work in process	385	399
Finished goods	941	1,192
	$2,862	$3,271

The inventory balances were net of reserves of approximately $0.5 million as of both March 31, 2022 and December 31, 2021. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the three months ended March 31, 2022 is as follows (in thousands):

Inventory reserve balance at December 31, 2021	$467
Inventory write-offs during 2022	(5)
Provision for inventory reserve during 2022	13
Inventory reserve balance at March 31, 2022	$475

7. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	March 31, 2022		December 31 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holding
FG Financial Group, Inc.	$4,729	25.1%	$5,549	25.2%

Fair Value Method Holding
GreenFirst Forest Products Inc.	24,387	8.6%	22,467	8.6%

Cost Method Holding
Firefly Systems, Inc.	12,898		13,117
Total Investments	$42,014		$41,133

The following summarizes the loss of equity method holdings reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Entity
FG Financial Group, Inc.	$(820)	$(416)
GreenFirst Forest Products Inc.	-	(353)
Total	$(820)	$(769)

Equity Method Holding

FG Financial Group, Inc.

FG Financial Group, Inc. (“FGF”) (formerly 1347 Property Insurance Holdings, Inc.) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses.

The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. Mr. Cerminara is affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the three months ended March 31, 2022 or 2021. Based on quoted market prices, the fair value of the Company’s ownership in FGF was approximately $4.5 million as of March 31, 2022.

The summarized financial information presented below reflects the financial information of the Company’s equity method holdings for the three months ended December 31, 2021 and 2020, consistent with the Company’s recognition of the results of its equity method holdings on a one-quarter lag (in thousands):

For the three months ended December 31,	2021	2020

Revenue (1)	$2,436	$(243)
Operating loss	$(3,267)	$(3,178)
Net loss	$(3,267)	$(3,181)

(1)	FGF records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

The summarized financial information presented above combines the results of (i) FGF for both periods presented and (ii) GreenFirst (defined below) during the period in which the Company accounted for its holdings in GreenFirst using the equity method of accounting. As noted below, the Company no longer applies the equity method of accounting to its holdings in GreenFirst.

As of March 31, 2022, the Company’s retained earnings included an accumulated deficit from its equity method holdings of approximately $7.2 million.

Fair Value Method Holding

GreenFirst Forest Products, Inc.

GreenFirst Forest Products Inc. (“GreenFirst”) (formerly Itasca Capital Ltd.) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. In April 2021, GreenFirst announced that it had entered into an asset purchase agreement pursuant to which it would acquire a portfolio of forest and paper product assets (the “GreenFirst Acquisition”). The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the GreenFirst Acquisition, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following the GreenFirst Acquisition and GreenFirst’s issuance of additional common shares, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence over GreenFirst and the equity holding in GreenFirst no longer qualifies for equity method accounting. As a result of applying the fair value method of accounting, the Company recorded an unrealized gain on equity holdings of approximately $1.7 million during the three months ended March 31, 2022. The Company did not receive dividends from GreenFirst during the three months ended March 31, 2022 or 2021. Based on quoted market prices, the fair value of the Company’s ownership in GreenFirst was $24.4 million as of March 31, 2022.

Cost Method Holding

The Company holds approximately 1.1 million and 0.6 million Firefly Series B-1 and Firefly Series B-2 preferred shares, respectively, which were acquired in connection with the transactions with Firefly in May 2019 and August 2020. See Note 3 for additional details. In addition, the Company holds an additional 0.7 million Firefly Series B-2 preferred shares, which were acquired in August 2020 pursuant to a stock purchase agreement with Firefly. The Company and its affiliated entities have designated Kyle Cerminara, Chairman of the Company’s board of directors and a principal of the Company’s largest shareholder, to Firefly’s board of directors.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$2,345	$51
Buildings and improvements	13,257	6,886
Machinery and other equipment	6,056	5,992
Office furniture and fixtures	892	837
Construction in progress	120	393
Total properties, cost	22,670	14,159
Less: accumulated depreciation	(8,341)	(7,933)
Property, plant and equipment, net	$14,329	$6,226

In January 2022, the Company, through its wholly owned subsidiary, Digital Ignition, LLC, and Metrolina Alpharetta, LLC (“Metrolina”) entered into an agreement pursuant to which the Company purchased a parcel of land with buildings and improvements in Alpharetta, Georgia. The Company previously leased the building and uses it for its Digital Ignition technology incubator and co-working facility. The purchase price consisted of (i) $5.8 million in cash, (ii) the grant of approximately 0.8 million shares of the Company’s common stock (the “Stock Grant”), and (iii) the issuance of a warrant to purchase an additional 0.1 million shares of the Company’s common stock (the “Stock Warrant”).

The Stock Grant was made to Metrolina Capital Investors, LLC (“Metrolina Capital”) and consisted of approximately 0.8 million shares of the Company’s common stock with a value equal to approximately $2.3 million. The number of shares of the Company’s stock was determined based upon a price per share equal to the average of the closing price of our on the NYSE American exchange for the 60 most recent trading days prior to February 1, 2022, rounded up to the nearest whole number of shares. Additionally, the Company issued the Stock Warrant to Metrolina Capital, consisting of a ten-year warrant to purchase up to 0.1 million shares of the Company’s common stock at an exercise price per share of $3.00. In connection with the issuance of Stock Warrant, the Company and Metrolina agreed that other warrants previously granted by the Company to Metrolina were cancelled and terminated.

9. Film and Television Programming Rights, Net

On March 3, 2022, Strong Studios acquired, from Landmark Studio Group LLC (“Landmark”), the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, none of which have, as yet, produced revenue. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The Company also agreed to issue to Landmark no later than 10 days after the completion of the initial public offering of Strong Global Entertainment, a warrant to purchase up to 150,000 common shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the initial public offering, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s common shares in the initial public offering (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares.

Costs of acquiring and producing films and television programs are capitalized when incurred. In connection with the transaction, the Company allocated the $1.7 million acquisition price to the various projects under development based upon the historical costs incurred by Landmark, which the Company believes approximates fair value. The Company also recorded a liability for the $1.4 million of remaining installment payments it will make to Landmark. Finally, the Company also determined the fair value of the Landmark Warrant and allocated an additional $0.4 million to the various projects under development. The Company will recognize the remaining payment obligations due to Landmark when the contingencies are resolved and the amounts become payable.

10. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2022 (in thousands):

Balance as of December 31, 2021	$942
Foreign currency translation adjustment	14
Balance as of March 31, 2022	$956

11. Debt

The Company’s short-term debt and long-term debt consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Short-term debt:
Strong/MDI 20-year installment loan	$2,661	$2,682
Strong/MDI 5-year equipment loan	300	316
Insurance note payable	392	-
Total short-term debt	$3,353	$2,998

Long-term debt:
Tenant improvement loan	$187	$128
Digital Ignition building loan	5,234	-
Total long-term debt	$5,421	$128
Less: current portion	(209)	(23)
Less: deferred debt issuance costs, net	(55)	-
Long-term debt, net of current portion and deferred debt issuance costs, net	$5,157	$105

	March 31, 2022	December 31, 2021
Deferred debt issuance costs	$56	$-
Less: accumulated amortization	(1)	-
Deferred debt issuance costs, net	$55	$-

Estimated future amortization expense of deferred debt issuance costs is as follows (in thousands):

Remainder of 2022	$9
2023	11
2024	11
2025	11
2026	11
Thereafter	2
Total	$55

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consists of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million. As of March 31, 2022, there was CAD$3.3 million, or approximately $2.7 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 2.95%. As of March 31, 2022, there was CAD$0.4 million, or approximately $0.3 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 2.95%. Strong/MDI was in compliance with its debt covenants as of March 31, 2022.

Tenant Improvement Loan

During the fourth quarter of 2021, the Company entered into a lease for a combined office and warehouse in Omaha, Nebraska. The Company incurred total costs of approximately $0.4 million to complete the build-out of the new combined office and warehouse facility. The landlord has agreed to fund approximately 50% of the build-out costs, and the Company is required to repay the portion funded by the landlord in equal monthly installments through the end of the initial lease term in February 2027. Through the end of 2021, the Company incurred approximately $0.2 million of total costs to build out the facility, of which approximately $0.1 million was funded by the landlord. The Company completed the build-out during the first quarter of 2022 and incurred an additional $0.2 million of total costs to complete the build-out, of which approximately $0.1 million was funded by the landlord.

Digital Ignition Building Loam

As discussed in Note 8, in January 2022 the Company purchased a parcel of land with buildings and improvements in Alpharetta, Georgia. In connection with the purchase of the land and building, the Company entered into a Commercial Loan Agreement (the “Loan Agreement”) with Community First Bank (the “Lender”), dated February 1, 2022. Pursuant to the Loan Agreement, the Lender agreed to lend the Company approximately $5.3 million (the “Loan Amount”), and the Borrower agreed to repay the Loan Amount pursuant to the terms of a promissory note (the “Note”).

The term of the Loan Agreement runs from February 1, 2022, until the Loan Amount is repaid in full by the Company or the Loan Agreement is terminated pursuant to its terms or by agreement between the Company and the Lender. The terms of the Note include (i) a fixed interest rate of 4%, (ii) maturity date of February 1, 2027, (iii) monthly payments of approximately $32 thousand beginning on March 1, 2022, and continuing on the first of each month until the maturity date or until the Note has been paid in full, (iv) a default interest of 8% in the event of a default pursuant to the terms of the Note, and (v) prepayment penalties of (a) 3% of all excess payments during the first two years of the term of the Note, (b) 2% of all excess payments during the third and fourth years of the term of the Note, and (c) 1% of all excess payments made during the fifth year of the term of the Note.

The Note includes standard events of default and references defaults under the Loan Agreement and the Deed to Secure Debt as events of default under the Note. The Company has a right to cure any curable events of default.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at March 31, 2022 are as follows (in thousands):

	Tenant Improvement Loan	Digital Ignitiion Building Loan	Total
Remainder of 2022	$26	$130	$156
2023	36	180	216
2024	38	187	225
2025	39	195	234
2026	41	203	244
Thereafter	7	4,339	4,346
Total	$187	$5,234	$5,421

12. Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2027. The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$-	$242
Interest on lease liabilities	-	66
Operating lease cost	105	233
Short-term lease cost	14	15
Sublease income	(32)	(72)
Net lease cost	$87	$484

	Three Months Ended
	March 31, 2022	March 31, 2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$-	$66
Operating cash flows from operating leases	$92	$211
Financing cash flows from finance leases	$-	$242
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

As of March 31, 2022
Weighted-average remaining lease term - operating leases (years)	4.6
Weighted-average discount rate - operating leases	4.5%

The following table presents a maturity analysis of the Company’s operating lease liabilities as of March 31, 2022 (in thousands):

Operating Leases
Remainder of 2022	$80
2023	76
2024	78
2025	79
2026	81
Thereafter	14
Total lease payments	408
Less: Amount representing interest	(41)
Present value of lease payments	367
Less: Current maturities	(84)
Lease obligations, net of current portion	$283

13. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2022 and December 31, 2021.

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

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three months ended March 31, 2022 and comparative March 31, 2021, as well as December 31, 2021.

Changes in tax laws may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act made significant changes to Federal tax laws, including certain changes that are retroactive to the 2019 tax year. The effects of these changes relate to deferred tax assets and net operating losses; all of which are offset by valuation allowance. There were no material income tax consequences of this enacted legislation on the reporting period of these condensed consolidated financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for fiscal years 2018 through 2020. In most cases, the Company is subject to possible examinations by state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

14. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million and $0.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of March 31, 2022, approximately 2.6 million shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	659,500	$3.68	6.6	$187
Granted	-
Exercised	-
Forfeited	(12,000)	1.60
Expired	(8,000)	3.54
Outstanding at March 31, 2022	639,500	$3.72	6.4	$199
Exercisable at March 31, 2022	403,500	$4.36	5.7	$55

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of March 31, 2022, 236,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	314,079	$2.45
Granted	-
Shares vested	-
Shares forfeited	-
Non-vested at March 31, 2022	314,079	$2.45

As of March 31, 2022, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.3 million, which is expected to be recognized over a weighted average period of one year.

15. Commitments, Contingencies and Concentrations

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

Concentrations

The Company’s top ten customers accounted for approximately 49% of consolidated net revenues during the three months ended March 31, 2022, respectively. Trade accounts receivable from these customers represented approximately 49% of net consolidated receivables at March 31, 2022. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three months ended March 31, 2022 and its net consolidated receivables as of March 31, 2022. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

16. Business Segment Information

The Company conducts its operations primarily through its Strong Entertainment business segment which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. Strong Studios, which is part of the Strong Entertainment operating segment, develops and produces original feature films and television series. The Company’s operating segments were determined based on the manner in which management organizes segments for making operating decisions and assessing performance.

Summary by Business Segments

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net revenues
Strong Entertainment	$9,720	$4,472
Other	306	300
Total net revenues	10,026	4,772

Gross profit
Strong Entertainment	2,205	889
Other	306	271
Total gross profit	2,511	1,160

Operating loss
Strong Entertainment	610	(247)
Other	(134)	(13)
Total segment operating income (loss)	476	(260)
Unallocated administrative expenses	(1,239)	(1,497)
Loss from operations	(763)	(1,757)
Other income, net	1,131	81
Income (loss) from continuing operations before income taxes and equity method holding loss	$368	$(1,676)

(In thousands)	March 31, 2022	December 31, 2021
Identifiable assets
Strong Entertainment	$37,919	$38,518
Corporate assets	43,295	37,291
Total	$81,214	$75,809

Summary by Geographical Area

	Three Months Ended March 31,
(In thousands)	2022	2021
Net revenues
United States	$8,783	$4,149
Canada	406	197
China	235	2
Mexico	-	16
Latin America	147	42
Europe	96	51
Asia (excluding China)	153	132
Other	206	183
Total	$10,026	$4,772

(In thousands)	March 31, 2022	December 31, 2021
Identifiable assets
United States	$55,035	$46,585
Canada	26,179	29,224
Total	$81,214	$75,809

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the following risks and uncertainties: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition; the general economic impact of the ongoing military conflict in Ukraine, including the impact of related sanctions being imposed by the U.S. Government and the governments of other countries, and the impact of potential reprisals as a consequence of the military conflict in Ukraine and any related sanctions; the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic and the ongoing military conflict in Ukraine and related sanctions); economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of the COVID-19 pandemic and the ongoing military conflict in Ukraine and related sanctions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic or the ongoing military conflict in Ukraine); the adequacy of insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, the ongoing military conflict in Ukraine and related sanctions, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

Continuing Operations

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

We recently launched Strong Studios with the goal of expanding Strong Entertainment to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging and expanding our existing relationships in the industry.

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

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 and variants thereof have had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses, including movie theaters. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenues	$10,026	$4,772	$5,254	110.1%
Cost of revenues	7,515	3,612	3,903	108.1%
Gross profit	2,511	1,160	1,351	116.5%
Gross profit percentage	25.0%	24.3%
Selling and administrative expenses	3,274	2,917	357	12.2%
Loss from operations	(763)	(1,757)	994	(56.6)%
Other income	1,131	81	1,050	1296.3%
Income (loss) before income taxes and equity method holding loss	368	(1,676)	2,044	(122.0)%
Income tax expense	(350)	(69)	(281)	407.2%
Equity method holding loss	(820)	(769)	(51)	6.6%
Net loss from continuing operations	$(802)	$(2,514)	$1,712	(68.1)%

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

Net revenues during the quarter ended March 31, 2022 increased 110.1% to $10.0 million from $4.8 million during the quarter ended March 31, 2021. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screens.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$9,720	$4,472	$5,248	117.4%
Other	306	300	6	2.0%
Total net revenues	$10,026	$4,772	$5,254	110.1%

Strong Entertainment

Revenue from Strong Entertainment increased 117.4% to $9.7 million in the first quarter of 2022 from $4.5 million in the first quarter of 2021. The increase from the prior year was due to a $4.2 million increase in product revenue and a $1.0 million increase in service revenue. Demand and revenue from both product sales and service revenue benefited from the continuing recovery from the impact of COVID-19. As restrictions eased and customer demand increased, revenues have increased compared to the same period in 2021. Revenue during the three months ended March 31, 2021 was negatively impacted by the COVID-19 pandemic, including lower revenues from equipment sales and field service projects.

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

Gross Profit

Consolidated gross profit increased to $2.5 million during the quarter ended March 31, 2022 from $1.2 million during the quarter ended March 31, 2021. As a percentage of revenue, gross profit was 25.0% and 24.3% for the quarters ended March 31, 2022 and March 31, 2021, respectively.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,205	$889	$1,316	148.0%
Other	306	271	35	12.9%
Total gross profit	$2,511	$1,160	$1,351	116.5%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.2 million or 22.7% of revenues in the first quarter of 2022. The increase in gross profit was primarily attributable to higher screen, equipment and field service revenue. Gross profit from product sales was $1.8 million or 24.0% of revenues for the first quarter of 2022 compared to $1.1 million or 30.8% of revenues for the first quarter of 2021. Gross profit from service revenue was $0.4 million or 17.9% of revenues for the first quarter of 2022 compared to negative $0.1 million or negative 10.8% of revenues for the first quarter of 2021.

Loss From Operations

Consolidated loss from operations was $0.8 million in the first quarter of 2022 compared to $1.8 million in the first quarter of 2021.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$610	$(247)	$857	(347.0)%
Other	(134)	(13)	(121)	930.8%
Total segment operating income (loss)	476	(260)	736	(283.1)%
Unallocated administrative expenses	(1,239)	(1,497)	258	(17.2)%
Total loss from operations	$(763)	$(1,757)	$994	(56.6)%

Strong Entertainment generated income from operations of $0.6 million in the first quarter of 2022 compared to a loss from operations of $0.2 million in the first quarter of 2021. The improvement in income from operations was primarily due to the increase in revenue and gross profit described above, partially offset by an increase in selling and administrative expenses due to higher compensation and benefits, marketing and travel and entertainment expenses.

Unallocated administrative expenses decreased to $1.2 million in the first quarter of 2022 compared to $1.5 million in the first quarter of 2021. The decrease was driven primarily by lower compensation and benefits and stock-based compensation.

Other Financial Items

Total other income of $1.1 million during the first quarter of 2022 primarily consisted of a $1.7 million unrealized gain on equity holdings, partially offset by $0.3 million of foreign currency transaction adjustments, a $0.2 million adjustment to the carrying value of the SageNet Promissory Note in connection with a prepayment, and $0.1 million of interest expense. Total other income of $0.1 million during the first quarter of 2021 primarily consisted of a $0.1 million gain on our property and casualty and business interruption claims for the weather-related incident at our production facility in Quebec.

Income tax expense was approximately $0.4 million during the first quarter of 2022 compared to $0.1 million during the first quarter of 2021. Our income tax expense consisted primarily of current and deferred income tax on foreign earnings, which includes the realized and unrealized gains on equity holdings.

We recorded a loss on our equity method holding of $0.8 million during the first quarter of 2022. We recorded a loss on our equity method holdings of $0.8 million in the first quarter of 2021, consisting of $0.4 million from each of GreenFirst and FGF.

As a result of the items outlined above, we generated a net loss from continuing operations of $0.8 million, or $0.04 per basic and diluted share, in the first quarter of 2022, compared to a net loss from continuing operations of $2.5 million, or $0.15 per basic and diluted share, in the first quarter of 2021.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows, sales of our common stock and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, equity holdings, and other general corporate activities.

We ended the first quarter of 2022 with total cash and cash equivalents and restricted cash of $8.3 million compared to $8.9 million as of December 31, 2021. Of the $8.3 million as of March 31, 2022, $2.1 million was held by our Canadian subsidiary, Strong/MDI, and $0.2 million was restricted. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of March 31, 2022, the parent company had outstanding intercompany loans from Strong/MDI of approximately $38.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of March 31, 2022.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consists of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings are due on demand by the lender.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity holdings, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 11 to the condensed consolidated financial statements for a description of our debt as of March 31, 2022.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $1.7 million during the three months ended March 31, 2022, primarily due to cash outflows for selling and administrative expenses and reductions in working capital, partially offset by the operating income generated by Strong Entertainment. Net cash used in operating activities from continuing operations was $1.1 million in the first three months of 2021 primarily due to the operating loss generated by Strong Entertainment as well as cash outflows for selling and administrative expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities from continuing operations was $1.1 million during the three months ended March 31, 2022, which consisted of the $2.3 million receipt of the SageNet Promissory Note, partially offset by $0.8 million of capital expenditures and $0.4 million outflow related to the acquisition of film and television programming rights. Net cash used in investing activities from continuing operations was $47 thousand in the first three months of 2021, which consisted entirely of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities from continuing operations was $0.1 million during the three months ended March 31, 2022, which consisted of principal payments on short-term and long-term debt. Net cash provided by financing activities from continuing operations was $6.0 million during the three months ended March 31, 2022, which consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $0.3 million of principal payments on finance leases and short-term debt.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended March 31,
	2022				2021

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$735	$(1,537)	$-	$(802)	$(608)	$(1,906)	$14,325	$11,811
Net income from discontinued operations	-	-	-	-	-	-	(14,325)	(14,325)
Net income ( loss) from continuing operations	735	(1,537)	-	(802)	(608)	(1,906)	-	(2,514)
Interest expense, net	24	29	-	53	24	53	-	77
Income tax expense	311	39	-	350	63	6	-	69
Depreciation and amortization	213	153	-	366	236	38	-	274
EBITDA	1,283	(1,316)	-	(33)	(285)	(1,809)	-	(2,094)
Stock-based compensation expense	-	194	-	194	-	314	-	314
Equity method holding loss	-	820	-	820	353	416	-	769
Unrealized gain on equiity holdings	(868)	(860)	-	(1,728)	-	-	-	-
Foreign currency transaction (income) loss	342	-	-	342	(16)	-	-	(16)
Gain on property and casualty insurance recoveries	-	-	-	-	(148)	-	-	(148)
Severance and other	-	222	-	222	15	87	-	102
Adjusted EBITDA	$757	$(940)	$-	$(183)	$(81)	$(992)	$-	$(1,073)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2021. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended March 31, 2022.

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

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) includes a detailed discussion of the Company’s risk factors. As of the date of this filing, except as set forth herein, there have been no material changes to the risk factors as previously disclosed. The Risk Factors set forth in the 2021 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2021 Form 10-K, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We will be required to amortize content capitalized production costs over the expected revenue streams as we recognize revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs will be evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, including because of delayed theatrical distribution of films as a result of the COVID-19 global pandemic and its effects, those costs would be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the first quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

January 2022	-	$-	-	636,931
February 2022	-	-	-	636,931
March 2022	-	-	-	636,931
Quarter Ended March 31, 2022	-	$-	$-	636,931

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Assignment and Attachment Agreement, dated March 3, 2022, by and among Ballantyne Strong, Inc., Strong Studios, Inc., and Landmark Studio Group, LLC.	8-K	10.1	March 7, 2022

10.2	Purchase Agreement, dated March 3, 2022, by and among Ballantyne Strong, Inc., Strong Studios, Inc., and Landmark Studio Group, LLC.	8-K	10.2	March 7, 2022

10.3	Contract of Sale, dated January 28, 2022, by and among Ballantyne Strong, Inc., Digital Ignition, LLC, and Metrolina Alpharetta, LLC.	8-K	10.1	February 3, 2022

10.4	Stock Grant Agreement, dated February 1, 2022, by and between Ballantyne Strong, Inc. and Metrolina Capital Investors, LLC.	8-K	10.2	February 3, 2022

10.5	Stock Warrant, dated February 1, 2022, by and between Ballantyne Strong, Inc. and Metrolina Capital Investors, LLC.	8-K	10.3	February 3, 2022

10.6	Commercial Loan Agreement, dated February 1, 2022, by and among Ballantyne Strong, Inc., Digital Ignition, LLC, and Community First Bank.	8-K	10.4	February 3, 2022

10.7	Promissory Note, dated February 1, 2022, executed by Ballantyne Strong, Inc. and Digital Ignition, LLC in favor of Community First Bank.	8-K	10.5	February 3, 2022

10.8	Deed to Secure Debt, dated February 1, 2022, executed by Digital Ignition, LLC in favor of Community First Bank.	8-K	10.6	February 3, 2022

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 11, 2022	Date:	May 11, 2022

