Form 10-Q
period 2022-06-30
BALLANTYNE STRONG, INC.
filed 2022-08-03
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 1-13906

BALLANTYNE STRONG, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0587703
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

5960 Fairview Road, Suite 275 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

(704) 994-8279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	BTN	NYSE American

4201 Congress Street, Suite 175

Charlotte, North Carolina 28209

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 2, 2022
Common Stock, $0.01 par value	19,436,622 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$4,411	$8,731
Restricted cash	150	150
Accounts receivable (net of allowance for doubtful accounts of $572 and $607, respectively)	5,701	4,631
Inventories, net	3,834	3,271
Other current assets	4,926	4,992
Total current assets	19,022	21,775
Property, plant and equipment, net	13,927	6,226
Operating lease right-of-use assets	262	3,975
Finance lease right-of-use asset	66	-
Note receivable, net of current portion	-	1,667
Equity holdings	38,498	41,133
Film and television programming rights, net	1,379	-
Intangible assets, net	11	69
Goodwill	927	942
Other assets	5	22
Total assets	$74,097	$75,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,512	$4,245
Accrued expenses	3,454	2,994
Short-term debt	3,057	2,998
Current portion of long-term debt	211	23
Current portion of operating lease obligations	62	577
Current portion of finance lease obligations	12	-
Deferred revenue and customer deposits	2,842	3,292
Total current liabilities	14,150	14,129
Operating lease obligations, net of current portion	267	3,586
Finance lease obligations, net of current portion	54	-
Long-term debt, net of current portion and deferred debt issuance costs, net	5,107	105
Deferred income taxes	5,262	5,594
Other long-term liabilities	1,132	118
Total liabilities	25,972	23,532

Commitments, contingencies and concentrations (Note 15)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 50,000 and 25,000 shares at June 30, 2022 and December 31, 2021, respectively; issued 22,120 and 21,286 shares at June 30, 2022 and December 31, 2021, respectively; outstanding 19,325 and 18,492 shares at June 30, 2022 and December 31, 2021, respectively	221	213
Additional paid-in capital	53,611	50,807
Retained earnings	17,191	23,591
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(4,312)	(3,748)
Total stockholders’ equity	48,125	52,277
Total liabilities and stockholders’ equity	$74,097	$75,809

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product sales	$6,683	$4,198	$14,386	$7,726
Net service revenues	2,460	1,896	4,783	3,140
Total net revenues	9,143	6,094	19,169	10,866
Cost of products sold	4,833	2,765	10,690	5,207
Cost of services	1,890	865	3,547	2,034
Total cost of revenues	6,723	3,630	14,237	7,241
Gross profit	2,420	2,464	4,932	3,625
Selling and administrative expenses:
Selling	684	270	1,225	747
Administrative	2,621	2,178	5,354	4,619
Total selling and administrative expenses	3,305	2,448	6,579	5,366
(Loss) income from operations	(885)	16	(1,647)	(1,741)
Other income (expense):
Interest income	1	20	7	33
Interest expense	(88)	(167)	(147)	(257)
Foreign currency transaction gain (loss)	206	(234)	(136)	(218)
Unrealized loss on equity holdings	(4,178)	-	(2,451)	-
Other income (expense), net	3	12	(198)	154
Total other expense	(4,056)	(369)	(2,925)	(288)
Loss from continuing operations before income taxes and equity method holding loss	(4,941)	(353)	(4,572)	(2,029)
Income tax benefit (expense)	303	(23)	(47)	(92)
Equity method holding loss	(960)	(376)	(1,780)	(1,145)
Net loss from continuing operations	(5,598)	(752)	(6,399)	(3,266)
Net income from discontinued operations (Note 3)	-	324	-	14,649
Net (loss) income	$(5,598)	$(428)	$(6,399)	$11,383

Basic and diluted net (loss) income per share
Continuing operations	$(0.29)	$(0.04)	$(0.33)	$(0.18)
Discontinued operations	-	0.02	-	0.83
Basic and diluted net (loss) income per share	$(0.29)	$(0.02)	$(0.33)	$0.65

Weighted-average shares used in computing net (loss) income per share:
Basic	19,273	18,322	19,133	17,583
Diluted	19,273	18,322	19,133	17,583

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three and Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(5,598)	$(428)	$(6,399)	$11,383
Adjustment to postretirement benefit obligation	(4)	-	(11)	(46)
Currency translation adjustment:
Unrealized net change arising during period	(730)	102	(553)	(254)
Total other comprehensive (loss) income	(734)	102	(564)	(300)
Comprehensive (loss) income	$(6,332)	$(326)	$(6,963)	$11,083

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	21,286	$213	$50,807	$23,591	$(18,586)	$(3,748)	$52,277
Net loss	-	-	-	(802)	-	-	(802)
Net other comprehensive income	-	-	-	-	-	170	170
Issuance of common stock	761	8	2,342	-	-	-	2,350
Issuance of warrants	-	-	109	-	-	-	109
Stock-based compensation expense	-	-	194	-	-	-	194
Balance at March 31, 2022	22,047	221	53,452	22,789	(18,586)	(3,578)	54,298
Net loss	-	-	-	(5,598)	-	-	(5,598)
Net other comprehensive loss	-	-	-	-	-	(734)	(734)
Vesting of restricted stock	73	-	(16)	-	-	-	(16)
Stock-based compensation expense	-	-	175	-	-	-	175
Balance at June 30, 2022	22,120	$221	$53,611	$17,191	$(18,586)	$(4,312)	$48,125

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066
Net income	-	-	-	11,811	-	-	11,811
Net other comprehensive loss	-	-	-	-	-	(402)	(402)
Vesting of restricted stock	209	2	(9)	-	-	-	(7)
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	314	-	-	-	314
Balance at March 31, 2021	21,095	211	50,295	17,465	(18,586)	(4,293)	45,092
Net loss	-	-	-	(428)	-	-	(428)
Net other comprehensive income	-	-	-	-	-	102	102
Vesting of restricted stock	65	1	(73)	-	-	-	(72)
Stock option exercise	4	-	9	-	-	-	9
Stock-based compensation expense	-	-	159	-	-	-	159
Balance at June 30, 2021	21,164	$212	$50,390	$17,037	$(18,586)	$(4,191)	$44,862

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(6,399)	$(3,266)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Provision for (recovery of) doubtful accounts	3	(134)
Provision for obsolete inventory	6	50
Provision for warranty	15	37
Depreciation and amortization	702	640
Amortization and accretion of operating leases	137	413
Equity method holding loss	1,780	1,145
Adjustment to SageNet promissory note in connection with prepayment (Note 3)	202	-
Unrealized loss on equity holdings	2,451	-
Deferred income taxes	(292)	(273)
Stock-based compensation expense	369	473
Changes in operating assets and liabilities:
Accounts receivable	(1,085)	1,213
Inventories	(602)	(568)
Current income taxes	(135)	(160)
Other assets	1,055	(1,564)
Accounts payable and accrued expenses	(674)	(1,540)
Deferred revenue and customer deposits	(446)	433
Operating lease obligations	(132)	(414)
Net cash used in operating activities from continuing operations	(3,045)	(3,515)
Net cash provided by operating activities from discontinued operations	-	510
Net cash used in operating activities	(3,045)	(3,005)

Cash flows from investing activities:
Capital expenditures	(840)	(278)
Acquisition of programming rights	(337)	-
Purchase of common shares of FG Financial Group, Inc. (Note 7)	(2,000)	-
Receipt of SageNet promissory note (Note 3)	2,300	-
Net cash used in investing activities from continuing operations	(877)	(278)
Net cash provided by investing activities from discontinued operations	-	12,761
Net cash (used in) provided by investing activities	(877)	12,483

Cash flows from financing activities:
Principal payments on short-term debt	(285)	(295)
Principal payments on long-term debt	(66)	-
Proceeds from stock issuance, net of costs	-	6,310
Payments of withholding taxes related to net share settlement of equity awards	(15)	(80)
Proceeds from exercise of stock options	-	9
Payments on capital lease obligations	(2)	(2,105)
Net cash (used in) provided by financing activities from continuing operations	(368)	3,839
Net cash used in financing activities from discontinued operations	-	(155)
Net cash (used in) provided by financing activities	(368)	3,684

Effect of exchange rate changes on cash and cash equivalents	(30)	58
Net (decrease) increase in cash and cash equivalents and restricted cash from continuing operations	(4,320)	104
Net increase in cash and cash equivalents and restricted cash from discontinued operations	-	13,116
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,320)	13,220
Cash and cash equivalents and restricted cash at beginning of period	8,881	4,787
Cash and cash equivalents and restricted cash at end of period	$4,561	$18,007

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,411	$17,857
Restricted cash	150	150
Total cash and cash equivalents and restricted cash	$4,561	$18,007

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$392	$413
Issuance of debt, common shares, and warrants in connection with purchase of Digital Ignition building	$7,609	$-

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

Effective July 20, 2022, the Company’s Board of Directors approved the relocation of Ballantyne Strong’s headquarters from 4201 Congress Street, Suite 175, Charlotte, North Carolina, 28209 to 5960 Fairview Road, Suite 275, Charlotte North Carolina, 28210.

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

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of June 30, 2022, $1.7 million of the $4.4 million in cash and cash equivalents was held by our foreign subsidiary.

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

Changes in fair value of holdings in marketable equity securities of unconsolidated entities in which the Company is not able to exercise significant influence (“Fair Value Holdings”) are recognized on the consolidated statement of operations. Nonmarketable equity holdings in unconsolidated entities in which the Company is not able to exercise significant influence (“Cost Method Holdings”) are accounted for at the Company’s initial cost, minus any impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar holding or security of the same issuer. Dividends on Fair Value Holdings and Cost Method Holdings received are recorded as income.

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of June 30, 2022 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the six months ended June 30, 2022. The carrying value of our equity method, Fair Value Holdings and Cost Method Holdings is reported as “equity holdings” on the consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method, Fair Value Holdings and Cost Method Holdings.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2022 and December 31, 2021.

Fair values measured on a recurring basis at June 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,411	$-	$-	$4,411
Restricted cash	150	-	-	150
Fair value method equity holding	19,831			19,831
Total	$24,392	$-	$-	$24,392

Fair values measured on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,731	$-	$-	$8,731
Restricted cash	150	-	-	150
Fair value method equity holding	22,467	-	-	22,467
Total	$31,348	$-	$-	$31,348

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on quoted market prices, the combined fair value of the Company’s equity method and fair value method holdings was $23.6 million at June 30, 2022 (see Note 7).

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

On February 1, 2021, the Company entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). Pursuant to the Purchase Agreement, a subsidiary of Ballantyne Strong sold 100% of the issued and outstanding limited liability company membership interests (the “Equity Interests”) in Convergent, LLC (“Convergent”) to SageNet. The purchase price for the Equity Interests (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in favor of the Company (the “SageNet Promissory Note”). Per the terms of the SageNet Promissory Note, the Company would receive twelve consecutive equal quarterly payments of principal, plus accrued interest thereon, commencing on March 31, 2022. The Company has elected to record the SageNet Promissory Note using its historical cost basis. Additionally, a portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As further consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million. The Company recorded a gain of $14.9 million during the first quarter of 2021 related to the sale of Convergent. In January 2022, the Company entered into an amendment to the SageNet Promissory Note. Pursuant to the terms of the amendment, the Company received a prepayment of $2.3 million plus accrued interest. As a result of the prepayment, all terms of the SageNet Promissory Note have been satisfied.

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

As of June 30, 2022, the Company held approximately $5.7 million worth of Firefly Series B-1 Shares and $7.2 million worth of Firefly Series B-2 Shares.

In August 2020, Ballantyne Strong entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly, pursuant to which Ballantyne Strong agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens, until no later than December 31, 2022, and to provide transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. As consideration for entering into the Master Services Agreement, Ballantyne Strong received $2.0 million in cash consideration which the Company is recognizing as revenue ratably through the end of 2022.

The major line items constituting the net income from discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2021
	Convergent	Strong Outdoor	Total
Net revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Selling and administrative expenses	-	-	-
Loss from operations	-	-	-
Gain on Convergent transaction	-		-
Other income	233	-	233
Income from discontinued operations	233	-	233
Income tax benefit	91	-	91
Total net income from discontinued operations	$324	$-	$324

	Six Months Ended June 30, 2021
	Convergent	Strong Outdoor	Total
Net revenues	$1,472	$-	$1,472
Cost of revenues	746	-	746
Gross profit	726	-	726
Selling and administrative expenses	1,241	-	1,241
Loss from operations	(515)	-	(515)
Gain on Convergent transaction	14,937	-	14,937
Other income	194	-	194
Income from discontinued operations	14,616	-	14,616
Income tax benefit	33	-	33
Total net income from discontinued operations	$14,649	$-	$14,649

4. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2022 or December 31, 2021.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$2,939	$-	$2,939	$2,440	$-	$2,440
Digital equipment sales	2,673	-	2,673	1,308	-	1,308
Extended warranty sales	84	-	84	30	-	30
Other product sales	987	-	987	420	-	420
Total product sales	6,683	-	6,683	4,198	-	4,198
Field maintenance and monitoring services	1,649	-	1,649	1,288	-	1,288
Installation services	469	-	469	316	-	316
Other service revenues	21	321	342	26	266	292
Total service revenues	2,139	321	2,460	1,630	266	1,896
Total	$8,822	$321	$9,143	$5,828	$266	$6,094

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$6,245	$-	$6,245	$4,487	$-	$4,487
Digital equipment sales	6,216	-	6,216	2,483	-	2,483
Extended warranty sales	184	-	184	61	-	61
Other product sales	1,741	-	1,741	695	-	695
Total product sales	14,386	-	14,386	7,726	-	7,726
Field maintenance and monitoring services	3,267	-	3,267	2,109	-	2,109
Installation services	841	-	841	430	-	430
Other service revenues	49	626	675	36	565	601
Total service revenues	4,157	626	4,783	2,575	565	3,140
Total	$18,543	$626	$19,169	$10,301	$565	$10,866

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

Timing of Revenue Recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$7,532	$14	$7,546	$5,098	$6	$5,104
Over time	1,290	307	1,597	730	260	990
Total	$8,822	$321	$9,143	$5,828	$266	$6,094

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$15,974	$17	$15,991	$8,854	$10	$8,864
Over time	2,569	609	3,178	1,447	555	2,002
Total	$18,543	$626	$19,169	$10,301	$565	$10,866

At June 30, 2022, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $1.0 million. The Company expects to recognize $0.9 million of the unearned revenue amounts during the remainder of 2022 and immaterial amounts from 2023 through 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic weighted average shares outstanding	19,273	18,322	19,133	17,583
Dilutive effect of stock options and certain non-vested restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	19,273	18,322	19,133	17,583

A total of 197,152 and 178,535 common stock equivalents related to stock options and restricted stock units were excluded for the three and six months ended June 30, 2022, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses from continuing operations per share. A total of 368,269 and 276,788 common stock equivalents related to stock options and restricted stock units were excluded for the three and six months ended June 30, 2021, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses from continuing operations per share. Options to purchase 349,500 and 257,500 shares of common stock were outstanding as of June 30, 2022 and June 30, 2021, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period.

6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials and components	$1,612	$1,680
Work in process	409	399
Finished goods	1,813	1,192
	$3,834	$3,271

The inventory balances were net of reserves of approximately $0.5 million as of both June 30, 2022 and December 31, 2021. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the six months ended June 30, 2022 is as follows (in thousands):

Inventory reserve balance at December 31, 2021	$467
Inventory write-offs and other adjustments during 2022	17
Provision for inventory reserve during 2022	6
Inventory reserve balance at June 30, 2022	$490

7. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	June 30, 2022		December 31 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holding
FG Financial Group, Inc.	$5,769	31.3%	$5,549	25.2%

Fair Value Method Holding
GreenFirst Forest Products Inc.	19,831	8.6%	22,467	8.6%

Cost Method Holding
Firefly Systems, Inc.	12,898		13,117
Total Investments	$38,498		$41,133

The following summarizes the loss of equity method holdings reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Entity
FG Financial Group, Inc.	$(960)	$7	$(1,780)	$(409)
GreenFirst Forest Products Inc.	-	(383)	-	(736)
Total	$(960)	$(376)	$(1,780)	$(1,145)

Equity Method Holding

FG Financial Group, Inc. (“FGF”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses.

In June 2022, FGF announced the closing of a public offering of common stock of 2,750,000 shares at a price of $1.58. The Company participated in the public offering and purchased 1,265,822 shares of FGF common stock. Following the purchase, the Company’s FGF holdings total approximately 2.9 million shares of FGF common stock.

The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. Mr. Cerminara is affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the three and six months ended June 30, 2022 or 2021. Based on quoted market prices, the fair value of the Company’s ownership in FGF was approximately $4.2 million as of June 30, 2022.

The summarized financial information presented below reflects the financial information of the Company’s equity method holdings for the six months ended March 31, 2022 and 2021, consistent with the Company’s recognition of the results of its equity method holdings on a one-quarter lag (in thousands):

For the six months ended March 31,	2022	2021

Revenue (1)	$2,588	$1,847
Operating loss	$(7,090)	$(4,444)
Net loss	$(7,090)	$(4,384)

(1)	FGF records realized and unrealized gains and losses on investments in net investment income (loss), which is included in the revenue line above.

The summarized financial information presented above combines the results of (i) FGF for both periods presented and (ii) GreenFirst (defined below) during the period in which the Company accounted for its holdings in GreenFirst using the equity method of accounting. As noted below, the Company no longer applies the equity method of accounting to its holdings in GreenFirst.

As of June 30, 2022, the Company’s retained earnings included an accumulated deficit from its equity method holdings of approximately $8.2 million.

Fair Value Method Holding

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. In April 2021, GreenFirst announced that it had entered into an asset purchase agreement pursuant to which it would acquire a portfolio of forest and paper product assets (the “GreenFirst Acquisition”). The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the GreenFirst Acquisition, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following the GreenFirst Acquisition and GreenFirst’s issuance of additional common shares, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence over GreenFirst and the equity holding in GreenFirst no longer qualifies for equity method accounting. As a result of applying the fair value method of accounting, the Company recorded an unrealized loss on equity holdings of approximately $4.2 million and $2.5 million during the three and six months ended June 30, 2022, respectively. The Company did not receive dividends from GreenFirst during the three and six months ended June 30, 2022 or 2021. Based on quoted market prices, the fair value of the Company’s ownership in GreenFirst was $19.8 million as of June 30, 2022.

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

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$2,343	$51
Buildings and improvements	13,068	6,886
Machinery and other equipment	6,090	5,992
Office furniture and fixtures	878	837
Construction in progress	5	393
Total properties, cost	22,384	14,159
Less: accumulated depreciation	(8,457)	(7,933)
Property, plant and equipment, net	$13,927	$6,226

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

During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of the Safehaven television series, one of the projects acquired from Landmark. Strong Studios owns 49% of Safehaven 2022 and the remaining 51% is owned by Unbounded Services, LLC (“Unbounded”). Unbounded will serve as a co-producer on the project and will manage the day-to-day activities of the project.

As part of the Landmark transaction, Strong Studios entered into a distribution agreement with Screen Media Ventures, Inc. (“SMV”), pursuant to which SMV agreed to purchase the global distribution rights to Safehaven for $6.5 million upon delivery. This distribution agreement, along with the project’s intellectual property, was assigned to Safehaven 2022 and serves as collateral for the production financing at Safehaven 2022. The Company originally allocated $1.0 million of the $1.7 million acquisition price to the Safehaven project. As a result of the assignment of the distribution agreement to SMV, the Company has reclassified the $1.0 million allocated to the Safehaven project to Other current assets since the Company expects Safehaven 2022 to reimburse the acquisition cost allocated to the project.

The Company reviewed its ownership in Safehaven 2022 and concluded that it has significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board. The Company also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company will apply the equity method of accounting to its equity holding in Safehaven 2022 and will record its proportionate share of the net income/loss resulting from the equity holding as a single line item captioned “equity method holding income (loss)” on our statement of operations.

10. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended June 30, 2022 (in thousands):

Balance as of December 31, 2021	$942
Foreign currency translation adjustment	(15)
Balance as of June 30, 2022	$927

11. Debt

The Company’s short-term debt and long-term debt consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Short-term debt:
Strong/MDI 20-year installment loan	$2,522	$2,682
Strong/MDI 5-year equipment loan	272	316
Insurance note payable	263	-
Total short-term debt	$3,057	$2,998

Long-term debt:
Tenant improvement loan	$179	$128
Digital Ignition building loan	5,192	-
Total long-term debt	$5,371	$128
Less: current portion	(211)	(23)
Less: deferred debt issuance costs, net	(53)	-
Long-term debt, net of current portion and deferred debt issuance costs, net	$5,107	$105

	June 30, 2022	December 31, 2021
Deferred debt issuance costs	$56	$-
Less: accumulated amortization	$(3)	-
Deferred debt issuance costs, net	$53	$-

Estimated future amortization expense of deferred debt issuance costs is as follows (in thousands):

Remainder of 2022	$7
2023	11
2024	11
2025	11
2026	11
Thereafter	2
Total	$53

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consists of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installlment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million. As of June 30, 2022, there was CAD$3.3 million, or approximately $2.5 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 4.20%. As of June 30, 2022, there was CAD$0.4 million, or approximately $0.3 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 4.20%. Strong/MDI was in compliance with its debt covenants as of June 30, 2022.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at June 30, 2022 are as follows (in thousands):

	Tenant Improvement Loan	Digital Ignitiion Building Loan	Total
Remainder of 2022	$16	$87	$103
2023	36	180	216
2024	38	187	225
2025	40	195	235
2026	42	203	245
Thereafter	7	4,340	4,347
Total	$179	$5,192	$5,371

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance lease cost:
Amortization of right-of-use assets	$2	$1	$2	$243
Interest on lease liabilities	1	226	1	292
Operating lease cost	46	215	150	449
Short-term lease cost	14	14	28	29
Sublease income	-	(81)	(32)	(153)
Net lease cost	$63	$375	$149	$860

Other information	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$226	$1	$292
Operating cash flows from operating leases	$49	$203	$141	$414
Financing cash flows from finance leases	$2	$1,863	$2	$2,105
Right-of-use assets obtained in exchange for new finance lease liabilities	$68	$-	$68	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

As of June 30, 2022
Weighted-average remaining lease term - finance leases (years)	4.8
Weighted-average remaining lease term - operating leases (years)	4.7
Weighted-average discount rate - finance leases	6.4%
Weighted-average discount rate - operating leases	4.5%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$38	$8
2023	76	16
2024	78	16
2025	79	16
2026	81	16
Thereafter	14	5
Total lease payments	366	77
Less: Amount representing interest	(37)	(11)
Present value of lease payments	329	66
Less: Current maturities	(62)	(12)
Lease obligations, net of current portion	$267	$54

13. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2022 and December 31, 2021.

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

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three and six months ended June 30, 2022 and comparative June 30, 2021, as well as December 31, 2021.

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

14. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.2 million for each of the three months ended June 30, 2022 and June 30, 2021, and $0.4 million and $0.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of June 30, 2022, approximately 2.6 million shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	659,500	$3.68	6.6	$187
Granted	-
Exercised	-
Forfeited	(12,000)	1.60
Expired	(8,000)	3.54
Outstanding at June 30, 2022	639,500	$3.72	6.1	$96
Exercisable at June 30, 2022	432,000	$4.25	5.5	$22

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2022, 207,500 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	314,079	$2.45
Granted	-
Shares vested	(78,335)	2.91
Shares forfeited	-
Non-vested at June 30, 2022	235,744	$2.30

As of June 30, 2022, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.2 million, which is expected to be recognized over a weighted average period of 1.1 years.

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

Concentrations

The Company’s top ten customers accounted for approximately 46% of consolidated net revenues during each of the three and six months ended June 30, 2022. Trade accounts receivable from these customers represented approximately 53% of net consolidated receivables at June 30, 2022. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three months ended June 30, 2022 and its net consolidated receivables as of June 30, 2022. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the six months ended June 30, 2022 and its net consolidated receivables as of June 30, 2022. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Summary by Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$8,822	$5,828	$18,543	$10,301
Other	321	266	626	565
Total net revenues	9,143	6,094	19,169	10,866

Gross profit
Strong Entertainment	2,098	2,386	4,304	3,276
Other	322	78	628	349
Total gross profit	2,420	2,464	4,932	3,625

Operating (loss) income
Strong Entertainment	180	1,369	790	1,122
Other	(36)	(401)	(170)	(433)
Total segment operating income	144	968	620	689
Unallocated administrative expenses	(1,029)	(952)	(2,267)	(2,430)
(Loss) income from operations	(885)	16	(1,647)	(1,741)
Other expense, net	(4,056)	(369)	(2,925)	(288)
Loss from continuing operations before income taxes and equity method holding loss	$(4,941)	$(353)	$(4,572)	$(2,029)

(In thousands)	June 30, 2022	December 31, 2021
Identifiable assets
Strong Entertainment	$35,237	$38,518
Corporate assets	38,860	37,291
Total	$74,097	$75,809

Summary by Geographical Area

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net revenues
United States	$7,840	$4,947	$16,623	$9,096
Canada	466	380	873	577
China	44	156	279	158
Mexico	7	-	7	14
Latin America	74	58	220	100
Europe	169	148	265	198
Asia (excluding China)	279	214	432	346
Other	264	191	470	377
Total	$9,143	$6,094	$19,169	$10,866

(In thousands)	June 30, 2022	December 31, 2021
Identifiable assets
United States	$51,525	$46,585
Canada	22,572	29,224
Total	$74,097	$75,809

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

The future and ultimate impact of the COVID-19 pandemic on our business and results of operations beyond the second quarter of fiscal year 2022 is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenues	$9,143	$6,094	$3,049	50.0%
Cost of revenues	6,723	3,630	3,093	85.2%
Gross profit	2,420	2,464	(44)	(1.8)%
Gross profit percentage	26.5%	40.4%
Selling and administrative expenses	3,305	2,448	857	35.0%
(Loss) income from operations	(885)	16	(901)	(5631.3)%
Other expense	(4,056)	(369)	(3,687)	999.2%
Loss before income taxes and equity method holding loss	(4,941)	(353)	(4,588)	1299.7%
Income tax benefit (expense)	303	(23)	326	(1417.4)%
Equity method holding loss	(960)	(376)	(584)	155.3%
Net loss from continuing operations	$(5,598)	$(752)	$(4,846)	644.4%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenues	$19,169	$10,866	$8,303	76.4%
Cost of revenues	14,237	7,241	6,996	96.6%
Gross profit	4,932	3,625	1,307	36.1%
Gross profit percentage	25.7%	33.4%
Selling and administrative expenses	6,579	5,366	1,213	22.6%
Loss from operations	(1,647)	(1,741)	94	(5.4)%
Other expense	(2,925)	(288)	(2,637)	915.6%
Loss before income taxes and equity method holding loss	(4,572)	(2,029)	(2,543)	125.3%
Income tax expense	(47)	(92)	45	(48.9)%
Equity method holding loss	(1,780)	(1,145)	(635)	55.5%
Net loss from continuing operations	$(6,399)	$(3,266)	$(3,133)	95.9%

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

Net revenues during the quarter ended June 30, 2022 increased 50.0% to $9.1 million from $6.1 million during the quarter ended June 30, 2021. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screens.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$8,822	$5,828	$2,994	51.4%
Other	321	266	55	20.7%
Total net revenues	$9,143	$6,094	$3,049	50.0%

Strong Entertainment

Revenue from Strong Entertainment increased 51.4% to $8.8 million in the second quarter of 2022 from $5.8 million in the second quarter of 2021. The increase from the prior year was due to a $2.5 million increase in product revenue and a $0.5 million increase in service revenue. Demand and revenue from products and services benefited from the continuing recovery in the cinema industry as restrictions eased and studios began accelerating the release of new content to the cinemas. Studios recently resumed releasing major movies to the cinemas and continue to have a backlog of content planned for release in 2022 and 2023.

We expect the pace of recovery of our revenue will continue to be dependent upon the overall measures in place to control COVID-19, and any variants thereof, and the pace at which studios release new feature films to the market.

Gross Profit

Consolidated gross profit decreased $0.1 million to $2.4 million during the quarter ended June 30, 2022 from $2.5 million during the quarter ended June 30, 2021. As a percentage of revenue, gross profit was 26.5% and 40.4% for the quarters ended June 30, 2022 and June 30, 2021, respectively.

Excluding the impact of employee retention credits, which favorably impacted the prior year period, gross profit during the quarter ended June 30, 2021 would have been 26.6% as compared to 26.5% in the current period.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,098	$2,386	$(288)	(12.1)%
Other	322	78	244	312.8%
Total gross profit	$2,420	$2,464	$(44)	(1.8)%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.1 million or 23.8% of revenues in the second quarter of 2022. Gross profit in the Strong Entertainment segment was $2.4 million or 40.9% of revenues in the second quarter of 2021, which included a positive impact of $0.8 million from employee retention credits. Excluding the impact of the employee retention credit, gross profit would have been 26.5% of revenue as compared to 23.8% in the current period.

Gross profit from product sales was $1.8 million or 27.7% of revenues for the second quarter of 2022 compared to $1.4 million or 34.1% of revenues for the second quarter of 2021. During the current period, we experienced increased costs for materials, packaging and shipping, which partially offset the favorable impact of higher revenue levels.

Gross profit from service revenue was $0.2 million or 11.6% of revenues for the second quarter of 2022 compared to $1.0 million or 58.4% of revenues for the second quarter of 2021. Excluding the impact of the employee retention credit, gross profit from service revenue for the second quarter of 2021 would have been $0.1 million or 5.0% of revenue.

Loss From Operations

Consolidated loss from operations was $0.9 million in the second quarter of 2022 compared to breakeven in the second quarter of 2021. Excluding the impact of employee retention credits, which favorably impacted the prior year period, loss from operations during the quarter ended June 30, 2021 would have been $1.3 million.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$180	$1,369	$(1,189)	(86.9)%
Other	(36)	(401)	365	(91.0)%
Total segment operating income	144	968	(824)	(85.1)%
Unallocated administrative expenses	(1,029)	(952)	(77)	8.1%
Total (loss) income from operations	$(885)	$16	$(901)	(5631.3)%

Strong Entertainment generated income from operations of $0.2 million in the second quarter of 2022 compared to operating income of $1.4 million in the second quarter of 2021. The decrease in income from operations was primarily due to the favorable impact on the prior year period of $1.0 million of employee retention credits and $0.1 million bad debt recovery, which did not recur in the current period. In addition, there were also increases to selling and administrative expenses due to higher compensation and benefits, marketing and travel and entertainment expenses related to the increased revenue and business activity in the current period as compared to the prior year.

Unallocated administrative expenses was $1.0 million in both the second quarter of 2022 and 2021. The recognition of employee retention credits of $0.2 million in the prior year was partially offset by lower compensation and benefits expenses in the current period.

Other Financial Items

Total other expense of $4.1 million during the second quarter of 2022 primarily consisted of a $4.2 million unrealized loss on equity holdings and $0.1 million of interest expense, partially offset by $0.2 million of foreign currency transaction adjustments. Total other expense of $0.4 million during the second quarter of 2021 primarily consisted of $0.2 million of foreign currency transaction adjustments and $0.2 million of interest expense.

Income tax benefit was $0.3 million during the second quarter of 2022 compared to expense of $23 thousand during the second quarter of 2021. Our income tax benefit during the second quarter of 2022 consisted primarily of current and deferred income tax on foreign earnings, which includes the unrealized loss on equity holdings.

We recorded a loss on our equity method holding of $1.0 million during the second quarter of 2022. We recorded equity method investment loss of $0.4 million during the second quarter of 2021, which primarily consisted of $0.4 million from GreenFirst.

As a result of the items outlined above, we generated a net loss from continuing operations of $5.6 million, or $0.29 per basic and diluted share, in the second quarter of 2022, compared to a net loss from continuing operations of $0.7 million, or $0.04 per basic and diluted share, in the second quarter of 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

Net revenues during the six months ended June 30, 2022 increased 76.4% to $19.2 million from $10.9 million during the six months ended June 30, 2021. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screens.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$18,543	$10,301	$8,242	80.0%
Other	626	565	61	10.8%
Total net revenues	$19,169	$10,866	$8,303	76.4%

Strong Entertainment

Revenue from Strong Entertainment increased 80.0% to $18.5 million in the first half of 2022 from $10.3 million in the first half of 2021. The increase from the prior year was due to a $6.7 million increase in product revenue and a $1.5 million increase in service revenue. Demand and revenue from products and services benefited from the continuing recovery in the cinema industry as restrictions eased and studios began accelerating the release of new content to the cinemas. Studios recently resumed releasing major movies to the cinemas and continue to have a backlog of content planned for release in 2022 and 2023.

We expect the pace of recovery of our revenue will continue to be dependent upon the overall measures in place to control COVID-19, and any variants thereof, and the pace at which studios release new feature films to the market..

Gross Profit

Consolidated gross profit increased to $4.9 million during the six months ended June 30, 2022 from $3.6 million during the six months ended June 30, 2021. As a percentage of revenue, gross profit was 25.7% and 33.4% for the six months ended June 30, 2022 and June 30, 2021, respectively. Excluding the impact of the employee retention credit, gross profit during the six months ended June 30, 2021 would have been 22.4%.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$4,304	$3,276	$1,028	31.4%
Other	628	349	279	79.9%
Total gross profit	$4,932	$3,625	$1,307	36.1%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $4.3 million or 22.7% of revenues in the first half of 2022. Gross profit in the Strong Entertainment segment was $3.3 million or 31.8% of revenues in the first half of 2021, which included a positive impact of $0.8 million from employee retention credits. Excluding the impact of the employee retention credit, gross profit would have been 23.6% of revenue as compared to 22.7% in the current period.

Gross profit from product sales was $3.7 million or 25.7% of revenues for the first half of 2022 compared to $2.5 million or 32.6% of revenues for the first half of 2021. During the current period, we experienced increased costs for materials, packaging and shipping which partially the favorable impact of increasing revenue levels.

Gross profit from service revenue was $0.6 million or 14.7% of revenues for the first half of 2022 compared to $0.8 million or 31.7% of revenues for the first half of 2021. Excluding the impact of the employee retention credit, gross profit from service revenue for the first half of 2021 would have been breakeven.

Loss From Operations

Consolidated loss from operations was $1.6 million in the first half of 2022 compared to $1.7 million in the first half of 2021. Excluding the impact of employee retention credits, which favorably impacted the prior year period, loss from operations during the six months ended June 30, 2021 would have been $3.0 million.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$790	$1,122	$(332)	(29.6)%
Other	(170)	(433)	263	(60.7)%
Total segment operating income	620	689	(69)	(10.0)%
Unallocated administrative expenses	(2,267)	(2,430)	163	(6.7)%
Total loss from operations	$(1,647)	$(1,741)	$94	(5.4)%

Strong Entertainment generated income from operations of $0.8 million in the first half of 2022 compared to operating income of $1.1 million in the first half of 2021. The decrease in income from operations was primarily due to the favorable impact on the prior year period of $1.0 million of employee retention credits and $0.1 million bad debt recovery, which did not recur in the current period. In addition, there were also increases to selling and administrative expenses due to higher compensation and benefits, marketing and travel and entertainment expenses related to the increased revenue and business activity in the current period as compared to the prior year.

Unallocated administrative expenses decreased to $2.3 million in the first half of 2022 compared to $2.4 million in the first half of 2021. Compensation and benefits expenses decreased in the current period as compared to prior year but were partially offset by the recognition of employee retention credits of $0.2 million recognized in the prior year.

Other Financial Items

Total other expense of $2.9 million during the first half of 2022 primarily consisted of a $2.5 million unrealized loss on equity holdings, a $0.2 million adjustment to the carrying value of the SageNet Promissory Note in connection with a prepayment, and $0.1 million of interest expense, and $0.1 million of foreign currency transaction adjustments. Total other expense of $0.3 million during the first half of 2021 primarily consisted of $0.2 million of foreign currency transaction adjustments and $0.3 million of interest expense, partially offset by a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada.

Income tax expense was approximately $47 thousand during the first half of 2022 compared to $0.1 million during the first half of 2021. Our income tax expense consisted primarily of current and deferred income tax on foreign earnings, which includes unrealized loss on equity holdings.

We recorded a loss on our equity method holding of $1.8 million during the first half of 2022. We recorded an equity method investment loss of $1.1 million during the first half of 2021, consisting of $0.7 million from GreenFirst and $0.4 million from FGF.

As a result of the items outlined above, we generated a net loss from continuing operations of $6.4 million, or $0.33 per basic and diluted share, in the first half of 2022, compared to a net loss from continuing operations of $3.2 million, or $0.18 per basic and diluted share, in the first half of 2021.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows, sales of our common stock and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, equity holdings, and other general corporate activities.

We ended the second quarter of 2022 with total cash and cash equivalents and restricted cash of $4.6 million compared to $8.9 million as of December 31, 2021. Of the $4.6 million as of June 30, 2022, $1.7 million was held by our Canadian subsidiary, Strong/MDI, and $0.2 million was restricted. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of June 30, 2022, the parent company had outstanding intercompany loans from Strong/MDI of approximately $38.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of June 30, 2022.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consists of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings are due on demand by the lender and total $2.8 million as of June 30, 2022.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity holdings, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 11 to the condensed consolidated financial statements for a description of our debt as of June 30, 2022.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $3.0 million during the six months ended June 30, 2022, primarily due to cash outflows for selling and administrative expenses and reductions in working capital, partially offset by the operating income generated by Strong Entertainment. Net cash used in operating activities from continuing operations was $3.5 million during the six months ended June 30, 2021 primarily due to cash outflows for selling and administrative expense and reductions in working capital which was primarily a result of the recognition of a receivable of $1.5 million in connection with filing for the employee retention credits, partially offset by the operating income generated by Strong Entertainment.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $0.9 million during the six months ended June 30, 2022, which consisted of a $2.0 million purchase of common stock of FGF, $0.8 million of capital expenditures and $0.3 million outflow related to the acquisition of film and television programming rights, partially offset by the $2.3 million receipt of the SageNet Promissory Note. Net cash used in investing activities from continuing operations was $0.3 million during the six months ended June 30, 2021, which consisted entirely of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities from continuing operations was $0.4 million during the six months ended June 30, 2022, which primarily consisted of principal payments on short-term and long-term debt. Net cash provided by financing activities from continuing operations was $3.8 million during the six months ended June 30, 2021, which consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $2.4 million of principal payments on finance leases and short-term debt.

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

The following table sets forth reconciliations of net loss under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended June 30,
	2022				2021
	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net (loss) income	$(1,371)	$(4,227)	$-	$(5,598)	$641	$(1,393)	$324	$(428)
Net income from discontinued operations	-	-	-	-	-	-	(324)	(324)
Net (loss) income from continuing operations	(1,371)	(4,227)	-	(5,598)	641	(1,393)	-	(752)
Interest expense, net	29	58	-	87	36	111	-	147
Income tax (benefit) expense	(271)	(32)	-	(303)	17	6	-	23
Depreciation and amortization	154	182	-	336	235	131	-	366
EBITDA	(1,459)	(4,019)	-	(5,478)	929	(1,145)	-	(216)
Stock-based compensation expense	-	175	-	175	-	159	-	159
Equity method holding loss (income)	-	960	-	960	383	(7)	-	376
Unrealized loss on equiity holdings	1,932	2,246	-	4,178	-	-	-	-
Foreign currency transaction (income) loss	(206)	-	-	(206)	234	-	-	234
Employee retention credit	-	-	-	-	(1,049)	(245)	-	(1,294)
Adjusted EBITDA	$267	$(638)	$-	$(371)	$497	$(1,238)	$-	$(741)

	Six Months Ended June 30,
	2022				2021
	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net (loss) income	$(637)	$(5,762)	$-	$(6,399)	$33	$(3,299)	$14,649	$11,383
Net income from discontinued operations	-	-	-	-	-	-	(14,649)	(14,649)
Net (loss) income from continuing operations	(637)	(5,762)	-	(6,399)	33	(3,299)	-	(3,266)
Interest expense, net	53	87	-	140	60	164	-	224
Income tax expense	40	7	-	47	79	13	-	92
Depreciation and amortization	367	335	-	702	471	169	-	640
EBITDA	(177)	(5,333)	-	(5,510)	643	(2,953)	-	(2,310)
Stock-based compensation expense	-	369	-	369	-	473	-	473
Equity method holding loss	-	1,780	-	1,780	736	409	-	1,145
Employee retention credit	-	-	-	-	(1,049)	(245)	-	(1,294)
Unrealized loss on equiity holdings	1,064	1,387	-	2,451	-	-	-	-
Foreign currency transaction loss	134	2	-	136	218	-	-	218
Gain on property and casualty insurance recoveries	-	-	-	-	(148)	-	-	(148)
Severance and other	-	222	-	222	15	87	-	102
Adjusted EBITDA	$1,021	$(1,573)	$-	$(552)	$415	$(2,229)	$-	$(1,814)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2021. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a “smaller reporting company” as defined by Item 229.10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

April 2022	-	$-	-	636,931
May 2022	-	-	-	636,931
June 2022	-	-	-	636,931
Quarter Ended June 30, 2022	-	$-	$-	636,931

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description		Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.					X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.					X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	.				X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 3, 2022	Date:	August 3, 2022

