Form 10-Q
period 2022-09-30
BALLANTYNE STRONG, INC.
filed 2022-11-08
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 4, 2022
Common Stock, $0.01 par value	19,469,649 shares

PART I. Financial Information

Item 1. Financial Statements

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par values)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,191	$8,731
Restricted cash	151	150
Accounts receivable (net of allowance for doubtful accounts of $557 and $607, respectively)	4,900	4,631
Inventories, net	3,666	3,271
Other current assets	4,760	4,992
Total current assets	17,668	21,775
Property, plant and equipment, net	13,345	6,226
Operating lease right-of-use assets	335	3,975
Finance lease right-of-use asset	63	-
Note receivable, net of current portion	-	1,667
Equity holdings	35,624	41,133
Film and television programming rights, net	1,449	-
Intangible assets, net	8	69
Goodwill	871	942
Other assets	1	22
Total assets	$69,364	$75,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,378	$4,245
Accrued expenses	4,089	2,994
Short-term debt	2,686	2,998
Current portion of long-term debt	213	23
Current portion of operating lease obligations	114	577
Current portion of finance lease obligations	12	-
Deferred revenue and customer deposits	2,277	3,292
Total current liabilities	13,769	14,129
Operating lease obligations, net of current portion	287	3,586
Finance lease obligations, net of current portion	51	-
Long-term debt, net of current portion and deferred debt issuance costs, net	5,056	105
Deferred income taxes	4,980	5,594
Other long-term liabilities	631	118
Total liabilities	24,774	23,532

Commitments, contingencies and concentrations (Note 15)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 50,000 and 25,000 shares at September 30, 2022 and December 31, 2021, respectively; issued 22,231 and 21,286 shares at September 30, 2022 and December 31, 2021, respectively; outstanding 19,437 and 18,492 shares at September 30, 2022 and December 31, 2021, respectively	222	213
Additional paid-in capital	53,752	50,807
Retained earnings	14,992	23,591
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(5,790)	(3,748)
Total stockholders’ equity	44,590	52,277
Total liabilities and stockholders’ equity	$69,364	$75,809

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product sales	$7,690	$4,086	$22,076	$11,811
Net service revenues	2,584	2,030	7,366	5,170
Total net revenues	10,274	6,116	29,442	16,981
Cost of products sold	5,543	2,624	16,234	7,831
Cost of services	1,991	1,044	5,538	3,078
Total cost of revenues	7,534	3,668	21,772	10,909
Gross profit	2,740	2,448	7,670	6,072
Selling and administrative expenses:
Selling	499	411	1,723	1,158
Administrative	2,533	2,155	7,887	6,775
Total selling and administrative expenses	3,032	2,566	9,610	7,933
Loss from operations	(292)	(118)	(1,940)	(1,861)
Other income (expense):
Interest income	-	21	7	54
Interest expense	(91)	(28)	(238)	(284)
Foreign currency transaction gain (loss)	517	162	382	(56)
Unrealized (loss) gain on equity holdings	(1,301)	8,376	(3,752)	8,376
Other income (expense), net	11	1,692	(187)	1,847
Total other (expense) income	(864)	10,223	(3,788)	9,937
(Loss) income from continuing operations before income taxes and equity method holding loss	(1,156)	10,105	(5,728)	8,076
Income tax expense	(245)	(2,696)	(292)	(2,788)
Equity method holding loss	(798)	(323)	(2,578)	(1,468)
Net (loss) income from continuing operations	(2,199)	7,086	(8,598)	3,820
Net income from discontinued operations (Note 3)	-	-	-	14,649
Net (loss) income	$(2,199)	$7,086	$(8,598)	$18,469

Basic and diluted net (loss) income per share
Continuing operations	$(0.11)	$0.38	$(0.45)	$0.21
Discontinued operations	-	-	-	0.81
Basic and diluted net (loss) income per share	$(0.11)	$0.38	$(0.45)	$1.02

Weighted-average shares used in computing net (loss) income per share:
Basic	19,437	18,437	19,235	17,870
Diluted	19,437	18,700	19,235	18,042

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three and Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(2,199)	$7,086	$(8,598)	$18,469
Adjustment to postretirement benefit obligation	(4)	(8)	(15)	(54)
Removal of unrealized gain on available-for sale securities of equity method holding	(121)	-	(121)	-
Currency translation adjustment:
Unrealized net change arising during period	(1,353)	(60)	(1,906)	(314)
Total other comprehensive loss	(1,478)	(68)	(2,042)	(368)
Comprehensive (loss) income	$(3,677)	$7,018	$(10,640)	$18,101

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	21,286	$213	$50,807	$23,591	$(18,586)	$(3,748)	$52,277
Net loss	-	-	-	(802)	-	-	(802)
Net other comprehensive income	-	-	-	-	-	170	170
Issuance of common stock	761	8	2,342	-	-	-	2,350
Issuance of warrants	-	-	109	-	-	-	109
Stock-based compensation expense	-	-	194	-	-	-	194
Balance at March 31, 2022	22,047	221	53,452	22,789	(18,586)	(3,578)	54,298
Net loss	-	-	-	(5,598)	-	-	(5,598)
Net other comprehensive loss	-	-	-	-	-	(734)	(734)
Vesting of restricted stock	73	-	(16)	-	-	-	(16)
Stock-based compensation expense	-	-	175	-	-	-	175
Balance at June 30, 2022	22,120	221	53,611	17,191	(18,586)	(4,312)	48,125
Net loss	-	-	-	(2,199)	-	-	(2,199)
Net other comprehensive loss	-	-	-	-	-	(1,478)	(1,478)
Vesting of restricted stock	111	1	(1)	-	-	-	-
Stock-based compensation expense	-	-	142	-	-	-	142
Balance at September 30, 2022	22,231	$222	$53,752	$14,992	$(18,586)	$(5,790)	$44,590

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066
Net income	-	-	-	11,811	-	-	11,811
Net other comprehensive loss	-	-	-	-	-	(402)	(402)
Vesting of restricted stock	209	2	(9)	-	-	-	(7)
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	314	-	-	-	314
Balance at March 31, 2021	21,095	211	50,295	17,465	(18,586)	(4,293)	45,092
Net loss	-	-	-	(428)	-	-	(428)
Net other comprehensive income	-	-	-	-	-	102	102
Vesting of restricted stock	65	1	(73)	-	-	-	(72)
Stock option exercise	4	-	9	-	-	-	9
Stock-based compensation expense	-	-	159	-	-	-	159
Balance at June 30, 2021	21,164	212	50,390	17,037	(18,586)	(4,191)	44,862
Net income	-	-	-	7,086	-	-	7,086
Net other comprehensive loss	-	-	-	-	-	(68)	(68)
Vesting of restricted stock	67	-	-	-	-	-	-
Stock-based compensation expense	-	-	213	-	-	-	213
Balance at September 30, 2021	21,231	$212	$50,603	$24,123	$(18,586)	$(4,259)	$52,093

See accompanying notes to unaudited condensed consolidated financial statements.

Ballantyne Strong, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income from continuing operations	$(8,598)	$3,820
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Provision for (recovery of) doubtful accounts	11	(249)
Provision for obsolete inventory	-	69
Provision for warranty	9	46
Depreciation and amortization	1,038	985
Amortization and accretion of operating leases	166	620
Equity method holding loss	2,578	1,468
Adjustment to SageNet promissory note in connection with prepayment (Note 3)	202	-
Unrealized loss on equity holdings	3,752	(8,376)
Deferred income taxes	(435)	2,124
Stock-based compensation expense	511	686
Changes in operating assets and liabilities:
Accounts receivable	(394)	1,287
Inventories	(556)	(793)
Current income taxes	117	(6)
Other assets	1,455	(2,028)
Accounts payable and accrued expenses	(1,490)	(1,373)
Deferred revenue and customer deposits	(975)	2,002
Operating lease obligations	(161)	(617)
Net cash used in operating activities from continuing operations	(2,770)	(335)
Net cash provided by operating activities from discontinued operations	-	510
Net cash (used in) provided by operating activities	(2,770)	175

Cash flows from investing activities:
Capital expenditures	(858)	(650)
Acquisition of programming rights	(407)	-
Purchase of common shares of FG Financial Group, Inc. (Note 7)	(2,000)	-
Purchase of common shares of GreenFirst Forest Products, Inc. (Note 7)	-	(9,977)
Receipt of SageNet promissory note (Note 3)	2,300	-
Net cash used in investing activities from continuing operations	(965)	(10,627)
Net cash provided by investing activities from discontinued operations	-	12,761
Net cash (used in) provided by investing activities	(965)	2,134

Cash flows from financing activities:
Principal payments on short-term debt	(487)	(509)
Principal payments on long-term debt	(114)	-
Proceeds from stock issuance, net of costs	-	6,310
Payments of withholding taxes related to net share settlement of equity awards	(15)	(80)
Proceeds from exercise of stock options	-	9
Payments on capital lease obligations	(5)	(2,106)
Net cash (used in) provided by financing activities from continuing operations	(621)	3,624
Net cash used in financing activities from discontinued operations	-	(155)
Net cash (used in) provided by financing activities	(621)	3,469

Effect of exchange rate changes on cash and cash equivalents	(184)	(43)
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(4,540)	(7,381)
Net increase in cash and cash equivalents and restricted cash from discontinued operations	-	13,116
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,540)	5,735
Cash and cash equivalents and restricted cash at beginning of period	8,882	4,787
Cash and cash equivalents and restricted cash at end of period	$4,342	$10,522

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,191	$10,372
Restricted cash	151	150
Total cash and cash equivalents and restricted cash	$4,342	$10,522

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings to finance insurance	$392	$140
Issuance of debt, common shares, and warrants in connection with purchase of Digital Ignition building	$7,609	$-
Amount payable to Landmark Studio Group in connection with aquistion of projects (Note 9)	$1,345	$-

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

The Company announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of the Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment, Inc. (“Strong Global Entertainment”). Strong Global Entertainment has filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) and intends to commence an initial public offering of its common shares during late 2022 or early 2023 to raise additional capital to support its growth plans. If successful, the Company expects to apply to have the Strong Global Entertainment common shares trade on the NYSE American under the ticker symbol “SGE” following the initial public offering, and the Company would expect to continue to be the majority shareholder of Strong Global Entertainment.

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

Uncertainty remains surrounding the COVID-19 global pandemic and ongoing geopolitical tensions, and the extent and duration of the impacts that these and other events may have on the Company, as well as its customers, suppliers, and employees. While cinema and theme park operators in the United States and other parts of the world are in various stages of returning to “normal”, there continue to be spikes in COVID-19 cases and new variants in various parts of the world that could impact the pace of recovery in our markets. Accordingly, there continues to be a heightened potential for future reserves against trade receivables, inventory write downs, and impairments of long-lived assets, goodwill, intangible assets and equity holdings. In the current environment, assumptions about future financial and operational performance, supply chain pricing and availability and customer creditworthiness have greater variability than normal, which could in the future significantly affect the valuation of the Company’s assets, both financial and non-financial. As an understanding of the longer-term impacts of COVID-19 and ongoing geopolitical tensions on the Company’s customers and business develops, there is heightened potential for changes in these views over the remainder of 2022, and potentially beyond.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of September 30, 2022, $1.6 million of the $4.2 million in cash and cash equivalents was held by our foreign subsidiary.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of September 30, 2022 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for identical or a similar holding or security of the Company’s Cost Method Holding during the nine months ended September 30, 2022. The carrying value of our equity method, Fair Value Holdings and Cost Method Holdings is reported as “equity holdings” on the condensed consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method, Fair Value Holdings and Cost Method Holdings.

Film and Television Programming Rights

Commencing in March 2022, the Company began producing original productions and acquiring rights to films and television programming. Film and television programming rights include the unamortized costs of in-process or in-development content produced or acquired by the Company. The Company’s capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead. Film and television program rights are stated at the lower of amortized cost or estimated fair value.

The costs of producing content are amortized using the individual-film-forecast method. These costs are amortized based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“Ultimate Revenue”) as of each reporting date to reflect the most current available information. Management’s judgment is required in estimating Ultimate Revenue and the costs to be incurred throughout the life of each film or television program. Amortization is adjusted when necessary to reflect increases or decreases in forecasted Ultimate Revenues.

For an episodic television series, the period over which Ultimate Revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For films, Ultimate Revenue includes estimates over a period not to exceed ten years following the date of initial release.

Content assets are expected to be predominantly monetized individually and therefore are reviewed at the individual level when an event or change in circumstance indicates a change in the expected usefulness of the content or the fair value may be less than the unamortized cost.

Due to the inherent uncertainties involved in making such estimates of Ultimate Revenues and expenses, these estimates may differ from actual results. In addition, in the normal course of our business, some films and titles will be more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its Ultimate Revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. An increase in the estimate of Ultimate Revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of Ultimate Revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. The Company has not yet incurred any of these write-downs.

An impairment charge would be recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of September 30, 2022 and December 31, 2021.

Fair values measured on a recurring basis at September 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,191	$-	$-	$4,191
Restricted cash	151	-	-	151
Fair value method equity holding	17,876			17,876
Total	$22,218	$-	$-	$22,218

Fair values measured on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,731	$-	$-	$8,731
Restricted cash	150	-	-	150
Fair value method equity holding	22,467	-	-	22,467
Total	$31,348	$-	$-	$31,348

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on a combination of the cash on hand as well as quoted market prices of the securities held by FGF Holdings (as defined below), the liquidation value of the Company’s equity method holding was $4.8 million at September 30, 2022 (see Note 7).

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

As of September 30, 2022, the Company held approximately $5.7 million worth of Firefly Series B-1 Shares and $7.2 million worth of Firefly Series B-2 Shares.

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

	Nine Months Ended September 30, 2021
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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2022 or December 31, 2021.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$3,096	$-	$3,096	$2,193	$-	$2,193
Digital equipment sales	3,592	-	3,592	1,408	-	1,408
Extended warranty sales	106	-	106	44	-	44
Other product sales	896	-	896	441	-	441
Total product sales	7,690	-	7,690	4,086	-	4,086
Field maintenance and monitoring services	1,708	-	1,708	1,436	-	1,436
Installation services	453	-	453	244	-	244
Other service revenues	53	370	423	56	294	350
Total service revenues	2,214	370	2,584	1,736	294	2,030
Total	$9,904	$370	$10,274	$5,822	$294	$6,116

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$9,341	$-	$9,341	$6,680	$-	$6,680
Digital equipment sales	9,808	-	9,808	3,890	-	3,890
Extended warranty sales	290	-	290	105	-	105
Other product sales	2,637	-	2,637	1,136	-	1,136
Total product sales	22,076	-	22,076	11,811	-	11,811
Field maintenance and monitoring services	4,975	-	4,975	3,545	-	3,545
Installation services	1,294	-	1,294	674	-	674
Other service revenues	101	996	1,097	91	860	951
Total service revenues	6,370	996	7,366	4,310	860	5,170
Total	$28,446	$996	$29,442	$16,121	$860	$16,981

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

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$8,588	$63	$8,651	$4,795	$22	$4,817
Over time	1,316	307	1,623	1,027	272	1,299
Total	$9,904	$370	$10,274	$5,822	$294	$6,116

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$24,561	$80	$24,641	$13,648	$32	$13,680
Over time	3,885	916	4,801	2,473	828	3,301
Total	$28,446	$996	$29,442	$16,121	$860	$16,981

At September 30, 2022, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.9 million. The Company expects to recognize $0.8 million of the unearned revenue amounts during the remainder of 2022, $0.1 million during 2023 and immaterial amounts from 2024 through 2026.

5. Net (Loss) Income Per Common Share

Basic net (loss) income per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported a net loss from continuing operations, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The following table summarizes the weighted average shares used to compute basic and diluted net (loss) income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic weighted average shares outstanding	19,437	18,437	19,235	17,870
Dilutive effect of stock options and certain non-vested restricted stock units	-	263	-	172
Diluted weighted average shares outstanding	19,437	18,700	19,235	18,042

A total of 159,994 and 114,408 common stock equivalents related to stock options and restricted stock units were excluded for the three and nine months ended September 30, 2022, respectively, as their inclusion would be anti-dilutive, thereby decreasing the net losses from continuing operations per share. Options to purchase 489,500 and 329,500 shares of common stock were outstanding as of September 30, 2022 and September 30, 2021, respectively, but were not included in the computation of diluted loss per share as the options’ exercise prices were greater than the average market price of the common shares for each period.

6. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and components	$1,591	$1,680
Work in process	364	399
Finished goods	1,711	1,192
	$3,666	$3,271

The inventory balances were net of reserves of approximately $0.5 million as of both September 30, 2022 and December 31, 2021. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the nine months ended September 30, 2022 is as follows (in thousands):

Inventory reserve balance at December 31, 2021	$467
Inventory write-offs and other adjustments during 2022	5
Provision for inventory reserve during 2022	-
Inventory reserve balance at September 30, 2022	$472

7. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	September 30, 2022		December 31 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holdings
FG Financial Holdings, LLC	$4,850	47.3%	$-	-
FG Financial Group, Inc.	-	-	5,549	25.2%

Fair Value Method Holding
GreenFirst Forest Products Inc.	17,876	8.6%	22,467	8.6%

Cost Method Holding
Firefly Systems, Inc.	12,898		13,117
Total Investments	$35,624		$41,133

The following summarizes the loss of equity method holdings reflected in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Entity
FG Financial Group, Inc.	$(798)	$91	$(2,578)	$(318)
GreenFirst Forest Products Inc.	-	(414)	-	(1,150)
Total	$(798)	$(323)	$(2,578)	$(1,468)

Equity Method Holdings

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

The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. Mr. Cerminara is affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the three and nine months ended September 30, 2022 or 2021.

FG Financial Holdings, LLC (“FGF Holdings”) is a limited liability company formed under the Delaware Limited Liability Company Act. The Company is a member of FGF Holdings and contributed its 2.9 million shares of FGF common stock to FGF Holdings on September 12, 2022. In consideration of its contribution to FGF Holdings, the Company was issued Series B Common Interests of FGF Holdings and 50% of the voting power over FGF Holdings. The members of FGF Holdings agreed that the powers of FGF Holdings shall be exercised by, or under the authority of, its managers. FGF Holdings has two managers, one of which was appointed by the Company. The Company designated it Chairman, D. Kyle Cerminara, to serve as a manager of FGF Holdings. The managers of FGF Holdings, acting unanimously, have the right, power and authority on behalf of FGF Holdings and in its name to execute documents or other instruments and exercise all of the rights, power and authority of FGF Holdings. Allocations of profits and losses and distributions of cash are made in accordance with the terms of the FGF Holdings operating agreement.

The Company has the ability to significantly influence FGF Holdings through its 50% voting power but does not maintain a controlling interest. Accordingly, the Company applied the equity method of accounting to its interest in FGF Holdings. The Company accounted for the transfer of the 2.9 million shares of FGF common stock to FGF Holdings as a change in interest and recognized a gain of $0.9 million during the third quarter of 2022, which was included part of the Equity method holding loss on the condensed consolidated statement of operations.

Consistent with the Company’s policy to recognize the results of its equity method holdings in its statement of operations on a one-quarter lag, the Company will begin to recognize its share of the results of FGF Holdings beginning in the fourth quarter of 2022 (reported in the first quarter of 2023).

Based on quoted market prices of the assets held by FGF Holdings, as well as the cash balance on hand, the liquidation value of the Company’s LLC interest in FGF Holdings was approximately $4.8 million as of September 30, 2022.

As of September 30, 2022, the Company’s retained earnings included an accumulated deficit from its equity method holdings of approximately $9.0 million.

Fair Value Method Holding

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. In April 2021, GreenFirst announced that it had entered into an asset purchase agreement pursuant to which it would acquire a portfolio of forest and paper product assets (the “GreenFirst Acquisition”). The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the GreenFirst Acquisition, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following the GreenFirst Acquisition and GreenFirst’s issuance of additional common shares, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence over GreenFirst and the equity holding in GreenFirst no longer qualifies for equity method accounting. As a result of applying the fair value method of accounting, the Company recorded an unrealized loss on equity holdings of approximately $1.3 million and $3.8 million during the three and nine months ended September 30, 2022, respectively, and recorded an unrealized gain on equity holdings of $8.4 million during the three and nine months ended September 30, 2021. The Company did not receive dividends from GreenFirst during the three and nine months ended September 30, 2022 or 2021. Based on quoted market prices, the fair value of the Company’s ownership in GreenFirst was $17.9 million as of September 30, 2022.

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

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$2,340	$51
Buildings and improvements	12,669	6,886
Machinery and other equipment	5,837	5,992
Office furniture and fixtures	846	837
Construction in progress	11	393
Total properties, cost	21,703	14,159
Less: accumulated depreciation	(8,358)	(7,933)
Property, plant and equipment, net	$13,345	$6,226

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

9. Film and Television Programming Rights, Net

	September 30, 2022	December 31, 2021
Television series in development	$1,257	$-
Films in development	192	-
Total	$1,449	$-

The Company has not yet commenced amortization of the projects as they were still in development at September 30, 2022.

A rollforward of film and television programming rights, net for the nine months ended September 30, 2022 is as follows (in thousands):

Balance at December 31, 2021	$-
In-process projects acquired from Landmark	1,670
Warrant to be issued to Landmark	364
Expenditures on in-process projects	407
Reclass from other assets	124
Reclass of reimbursable costs associated with Safehaven	(1,116)
Balance at September 30, 2022	$1,449

On March 3, 2022, the Company, Strong Studios and Landmark Studio Group LLC (“Landmark”) entered into an Assignment and Attachment Agreement (“AA Agreement”) and a Purchase Agreement, pursuant to which Strong Studios acquired from Landmark the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, none of which have, as yet, produced revenue. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development, as follows: $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the initial public offering of Strong Global Entertainment, a warrant to purchase up to 150,000 common shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the initial public offering, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s common shares in the initial public offering (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares. In the event that an initial public offering of Strong Global Entertainment does not occur within a specified time, Landmark would have the right to surrender the warrant in exchange for 2.5% ownership in Strong Studios.

As a condition precedent to entry into the AA Agreement, Strong Studios agreed to enter into distribution agreements for Safehaven and Flagrant (the “AA Distribution Agreements”) with Screen Media Ventures, LLC (“SMV”). Pursuant to the AA Distribution Agreements, SMV agreed to purchase the global distribution rights to Safehaven for $6.5 million and Flagrant for $2.5 million upon delivery of each project.

In accordance with Accounting Standards Codification (“ASC”) 926 Entertainment - Films, costs of acquiring and producing films and television programs are capitalized when incurred. In connection with the transaction, and using the guidance in “Acquisition of Assets Rather than a Business” subsections contained within ASC 805 Business Combinations, the Company allocated the $1.7 million acquisition price to the various projects under development based upon the historical costs incurred by Landmark, which the Company believes approximates fair value. The Company also recorded a liability for the $1.4 million of remaining installment payments it will make to Landmark. Finally, the Company also determined the fair value of the Landmark Warrant and allocated an additional $0.4 million to the various projects under development. The Company will recognize the remaining payment contingencies that may be due to Landmark, which include distribution fees and profit participations that will be incurred following the completion and exploitation of each project, when the contingencies are resolved, and the amounts become payable.

The fair value of the Landmark Warrant was estimated on the date of grant using a Black-Scholes valuation model with the following assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	1.7%
Expected stock price volatility	72.9%
Expected life of warrants (in years)	3.0

During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of Safehaven, one of the projects acquired from Landmark. Strong Studios owns 49% of Safehaven 2022 and the remaining 51% is owned by Unbounded Services, LLC (“Unbounded”). No consideration was paid by Strong Studios in exchange for its 49% equity interest in Safehaven 2022. Unbounded also did not contribute any assets or liabilities to Safehaven 2022 and agreed to provide day-to-day management services in exchange for their 51% ownership. Unbounded will also serve as a co-producer on the project. Strong Studios assigned the Landmark distribution agreement to Safehaven 2022, and the Landmark distribution agreement serves as collateral for the production financing at Safehaven 2022. Strong Studios and Unbounded will share profits and losses, if any, from Safehaven 2022 on a pro-rata basis based on their relative ownership percentages.

Strong Studios allocated $1.0 million of the $1.7 million acquisition price to Safehaven and incurred an additional $0.1 million of development costs during the nine months ended September 30, 2022. Strong Studios transferred the $1.1 million in intellectual property representing the rights and assets related to Safehaven and Safehaven 2022 agreed to reimburse Strong Studios $1.1 million for those costs following payment of any senior secured debt and prior to any profit participations or equity distributions. The $1.1 million payable to Strong Studios represents an obligation of Safehaven 2022 to Strong Studios and is not contingent on any specific event. Accordingly, the Company has classified the amount due from Safehaven 2022 as a receivable within other current assets on its condensed consolidated balance sheet as of September 30, 2022. Strong Studios expects Safehaven 2022 to reimburse the acquisition cost allocated to the project based on its ultimate expected revenues and profits from the exploitation of the project. Safehaven 2022 will begin to generate revenue and expenses upon delivery of the completed Safehaven series to SMV, which is expected to occur in early 2023. The $6.5 million minimum guarantee is due and payable to Safehaven 2022 in installments of 25% upon delivery and acceptance, 25% three months thereafter, and the remaining 50% six months thereafter. Upon delivery and acceptance, Safehaven 2022 expects to recognize $6.5 million in initial revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. Safehaven 2022 is an equity method holding and the Company will reflect its proportionate share of the net periodic profit and loss of Safehaven 2022 as equity method income (loss) during each reporting period.

Safehaven 2022 subsequently entered into an $8.9 million Loan and Security Agreement with Bank of Hope to provide interim production financing for the Safehaven production, secured by the Landmark distribution agreement. Safehaven 2022 is the sole borrower and guarantor under the loan agreement. As of September 30, 2022, Safehaven 2022 had borrowed $8.6 million under the facility for production costs incurred to that date. Safehaven 2022 has also received working capital advances of $0.4 million from Strong Studios. Strong Studios expects Safehaven 2022 to reimburse the working capital advances when tax credits are received in the second half of 2023.

Strong Studios reviewed its ownership in Safehaven 2022 and concluded that it has significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board of managers of Safehaven 2022. Strong Studios also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company will apply the equity method of accounting to its equity holding in Safehaven 2022 and will record its proportionate share of the net income/loss resulting from the equity holding as a single line item captioned “equity method holding income (loss)” on its statement of operations.

Safehaven 2022 did not record any income or expense during the nine months ended September 30, 2022, because all costs incurred by Safehaven 2022 related to the in-process production through September 30, 2022, have been capitalized. Upon delivery and acceptance of the project, Safehaven 2022 expects to recognize revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. A summary of the balance sheet of Safehaven 2022 as of September 30, 2022, is as follows (in thousands):

Cash	$194
Television programming rights	10,439
Other assets	337
Total assets	$10,970

Accounts payable and accrued expenses	$946
Due to Strong Studios	1,375
Debt	8,649
Equity	-
Total liabilities and equity	$10,970

10. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2022 (in thousands):

Balance as of December 31, 2021	$942
Foreign currency translation adjustment	(71)
Balance as of September 30, 2022	$871

11. Debt

The Company’s short-term debt and long-term debt consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Short-term debt:
Strong/MDI 20-year installment loan	$2,316	$2,682
Strong/MDI 5-year equipment loan	237	316
Insurance note payable	133	-
Total short-term debt	$2,686	$2,998

Long-term debt:
Tenant improvement loan	$170	$128
Digital Ignition building loan	5,149	-
Total long-term debt	$5,319	$128
Less: current portion	(213)	(23)
Less: deferred debt issuance costs, net	(50)	-
Long-term debt, net of current portion and deferred debt issuance costs, net	$5,056	$105

	September 30, 2022	December 31, 2021
Deferred debt issuance costs	$56	$-
Less: accumulated amortization	$(6)	-
Deferred debt issuance costs, net	$50	$-

Estimated future amortization expense of deferred debt issuance costs is as follows (in thousands):

Remainder of 2022	$4
2023	11
2024	11
2025	11
2026	11
Thereafter	2
Total	$50

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consists of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million. As of September 30, 2022, there was CAD$3.2 million, or approximately $2.3 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 5.20%. As of September 30, 2022, there was CAD$0.3 million, or approximately $0.2 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 5.20%. Strong/MDI was in compliance with its debt covenants as of September 30, 2022.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at September 30, 2022 are as follows (in thousands):

	Tenant Improvement Loan	Digital Ignitiion Building Loan	Total
Remainder of 2022	$8	$44	$52
2023	36	180	216
2024	38	187	225
2025	39	195	234
2026	42	203	245
Thereafter	7	4,340	4,347
Total	$170	$5,149	$5,319

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance lease cost:
Amortization of right-of-use assets	$3	$1	$6	$3
Interest on lease liabilities	1	-	2	292
Operating lease cost	36	218	160	666
Short-term lease cost	13	13	41	42
Sublease income	-	(93)	(32)	(246)
Net lease cost	$53	$139	$177	$757

Other information	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$-	$2	$292
Operating cash flows from operating leases	$29	$203	$170	$617
Financing cash flows from finance leases	$3	$1	$5	$2,106
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-	$68	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$97	$-	$97	$-

As of September 30, 2022
Weighted-average remaining lease term - finance leases (years)	4.5
Weighted-average remaining lease term - operating leases (years)	4.9
Weighted-average discount rate - finance leases	6.4%
Weighted-average discount rate - operating leases	6.0%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$32	$4
2023	131	16
2024	101	16
2025	79	16
2026	81	16
Thereafter	14	5
Total lease payments	438	73
Less: Amount representing interest	(37)	(10)
Present value of lease payments	401	63
Less: Current maturities	(114)	(12)
Lease obligations, net of current portion	$287	$51

13. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2022 and December 31, 2021.

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

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s inclusion of taxable income was incorporated into the overall net operating loss and valuation allowance for the three and nine months ended September 30, 2022 and comparative September 30, 2021, as well as December 31, 2021.

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

14. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.2 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of September 30, 2022, approximately 2.3 million shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	659,500	$3.68	6.6	$187
Granted	-
Exercised	-
Forfeited	(12,000)	1.60
Expired	(8,000)	3.54
Outstanding at September 30, 2022	639,500	$3.72	5.8	$52
Exercisable at September 30, 2022	434,000	$4.25	5.3	$10

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of September 30, 2022, 205,500 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. On July 1, 2022, the Company granted a total of 120,829 restricted stock units to the members of its Board of Directors. The restricted stock units will vest on the first anniversary of the grant date, subject to continuous service to the Company.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	314,079	$2.45
Granted	120,829	2.40
Shares vested	(189,641)	3.02
Shares forfeited	-
Non-vested at September 30, 2022	245,267	$1.99

As of September 30, 2022, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.2 million, which is expected to be recognized over a weighted average period of 1.1 years.

15. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. During 2021, the Company recorded a loss contingency reserve of approximately $0.3 million, which represents the Company’s estimate of its potential losses related to the resolution of open cases. There have been no changes to this loss contingency reserve during 2022. When appropriate, the Company may settle certain claims. The Company does not expect the resolution of these cases to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Concentrations

The Company’s top ten customers accounted for approximately 66% and 52% of consolidated net revenues during the three and nine months ended September 30, 2022. Trade accounts receivable from these customers represented approximately 45% of net consolidated receivables at September 30, 2022. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the nine months ended September 30, 2022 and its net consolidated receivables as of September 30, 2022. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Some operators in the cinema industry carry high levels of balance sheet leverage arising from pre-COVID acquisitions. Cineworld Group Plc, the parent company of Regal Cinemas and one of the largest cinema operators, filed for Chapter 11 bankruptcy on September 7, 2022 to restructure their balance sheet and alleviate their debt burden. As of September 30, 2022, the Company had $0.2 million in accounts receivable related to products and services sold to Regal Cinemas. The bankruptcy filing is expected to negatively impact the collectability of our accounts receivable and could also negatively impact our revenue in future periods.

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

Summary by Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net revenues
Strong Entertainment	$9,904	$5,822	$28,446	$16,121
Other	370	294	996	860
Total net revenues	10,274	6,116	29,442	16,981

Gross profit
Strong Entertainment	2,371	2,154	6,674	5,428
Other	369	294	996	644
Total gross profit	2,740	2,448	7,670	6,072

Operating (loss) income
Strong Entertainment	732	1,028	1,522	2,150
Other	(34)	(142)	(204)	(577)
Total segment operating income	698	886	1,318	1,573
Unallocated administrative expenses	(990)	(1,004)	(3,258)	(3,434)
Loss from operations	(292)	(118)	(1,940)	(1,861)
Other (expense) income, net	(864)	10,223	(3,788)	9,937
(Loss) income from continuing operations before income taxes and equity method holding loss	$(1,156)	$10,105	$(5,728)	$8,076

(In thousands)	September 30, 2022	December 31, 2021
Identifiable assets
Strong Entertainment	$33,344	$38,518
Corporate assets	36,020	37,291
Total	$69,364	$75,809

Summary by Geographical Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net revenues
United States	$8,780	$4,735	$25,403	$13,831
Canada	391	524	1,264	1,101
China	48	197	327	355
Mexico	12	1	19	15
Latin America	97	45	317	146
Europe	525	244	790	442
Asia (excluding China)	142	290	573	636
Other	279	80	749	455
Total	$10,274	$6,116	$29,442	$16,981

(In thousands)	September 30, 2022	December 31, 2021
Identifiable assets
United States	$48,632	$46,585
Canada	20,732	29,224
Total	$69,364	$75,809

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the following risks and uncertainties: the negative impact that the COVID-19 pandemic has already had, and may continue to have, on the Company’s business and financial condition; the general economic impact of the current geopolitical environment, including the ongoing military conflict in Ukraine and the impact of related sanctions being imposed by the U.S. Government and the governments of other countries; the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets (such as the current economic disruption and market volatility generated by the ongoing COVID-19 pandemic and geopolitical environment); economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of the COVID-19 pandemic and the current geopolitical tension and related sanctions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events (such as the ongoing COVID-19 pandemic or the ongoing military conflict in Ukraine); the adequacy of insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the COVID-19 pandemic, its impact on the cinema and entertainment industry, and general economic conditions, including the ongoing military conflict in Ukraine and related sanctions, such as inflationary pressures and disruptions in the global supply chain and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

We also continue to evaluate capital allocation opportunities to invest in other public or private companies or acquire other businesses, which may be within or outside of the Company’s existing markets. During 2021, we completed the divestiture of our Convergent digital signage business. In addition, during 2021 we allocated additional capital to increase our position in GreenFirst, and in both 2021 and 2022 we allocated additional capital to increase our position in FGF. In February 2022, we also completed the acquisition of the land and building housing our Digital Ignition incubator and co-working business.

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

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which continues to negatively impact us in certain geographic regions. A significant number of our customers temporarily ceased operations during the pandemic, some of which continue to be suspended; as such, we have experienced, and anticipate that we will continue to experience at least until our customers have resumed normal operations, a significant decline in our results of operations. Many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, have terminated or deferred their non-essential capital expenditures. Although most movie theaters and chains have re-opened, theater operators may continue to experience reduced revenues for an extended period due to, among other things, consumer concerns over safety and social distancing, depressed consumer sentiment due to adverse economic conditions, including job losses, capacity restrictions, and postponed release dates, shortened “release windows” between the release of motion pictures in theaters and an alternative delivery method, or the release of motion pictures directly to alternative delivery methods, bypassing the theater entirely, for certain movies, and continued COVID-19 outbreaks could cause these theaters to suspend operations again. The COVID-19 pandemic also adversely affected film production and may adversely affect the pipeline of feature films available in the short- or long-term. In addition to decreased business spending by our customers and prospective customers and reduced demand for our products, lower renewal rates by our customers, increased customer losses/churn, increased challenges in or cost of acquiring new customers and increased risk in collectability of accounts receivable may have a material adverse effect on our business and results of operations. We have also experienced other negative impacts; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, which we were able to re-open on May 11, 2020, and experienced lower revenues from field services and a reduction in non-recurring time and materials-based services. The completion of our outsourced screen finishing facility in China by a third party was also delayed by the COVID-19 pandemic. We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold equity stakes; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

The future and ultimate impact of the COVID-19 pandemic on our business and results of operations beyond the third quarter of fiscal year 2022 is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include the possibility of a global recession.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenues	$10,274	$6,116	$4,158	68.0%
Cost of revenues	7,534	3,668	3,866	105.4%
Gross profit	2,740	2,448	292	11.9%
Gross profit percentage	26.7%	40.0%
Selling and administrative expenses	3,032	2,566	466	18.2%
Loss from operations	(292)	(118)	(174)	147.5%
Other (expense) income	(864)	10,223	(11,087)	(108.5)%
(Loss) income before income taxes and equity method holding loss	(1,156)	10,105	(11,261)	(111.4)%
Income tax expense	(245)	(2,696)	2,451	(90.9)%
Equity method holding loss	(798)	(323)	(475)	147.1%
Net (loss) income from continuing operations	$(2,199)	$7,086	$(9,285)	(131.0)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenues	$29,442	$16,981	$12,461	73.4%
Cost of revenues	21,772	10,909	10,863	99.6%
Gross profit	7,670	6,072	1,598	26.3%
Gross profit percentage	26.1%	35.8%
Selling and administrative expenses	9,610	7,933	1,677	21.1%
Loss from operations	(1,940)	(1,861)	(79)	4.2%
Other (expense) income	(3,788)	9,937	(13,725)	(138.1)%
(Loss) income before income taxes and equity method holding loss	(5,728)	8,076	(13,804)	(170.9)%
Income tax expense	(292)	(2,788)	2,496	(89.5)%
Equity method holding loss	(2,578)	(1,468)	(1,110)	75.6%
Net (loss) income from continuing operations	$(8,598)	$3,820	$(12,418)	(325.1)%

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

Net revenues during the quarter ended September 30, 2022 increased 68.0% to $10.3 million from $6.1 million during the quarter ended September 30, 2021. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screens.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$9,904	$5,822	$4,082	70.1%
Other	370	294	76	25.9%
Total net revenues	$10,274	$6,116	$4,158	68.0%

Strong Entertainment

Revenue from Strong Entertainment increased 70.1% to $9.9 million in the third quarter of 2022 from $5.8 million in the third quarter of 2021. The increase from the prior year was due to a $3.6 million increase in product revenue and a $0.5 million increase in service revenue.

Demand and revenue from products and services benefited from the continuing recovery in the cinema industry. As the industry recovery has progressed, exhibitors are beginning to re-examine capital improvements, including upgrading their auditoriums from xenon projection to laser projection, with helps drive demand for our products and services. We have also increased the scope of our services to better support our customers and to increase market share in cinema services. We expect the upgrades from xenon to laser to accelerate in 2023 and continue for at least the next several years.

We expect the pace of recovery of our revenue will continue to be dependent upon the overall measures in place to control COVID-19, and any variants thereof, and the pace at which studios release new feature films to the market.

Gross Profit

Consolidated gross profit increased $0.3 million to $2.7 million during the quarter ended September 30, 2022 from $2.4 million during the quarter ended September 30, 2021. As a percentage of revenue, gross profit was 26.7% and 40.0% for the quarters ended September 30, 2022 and September 30, 2021, respectively.

Excluding the impact of employee retention credits, which favorably impacted the prior year period, gross profit during the quarter ended September 30, 2021 would have been 33.1% as compared to 26.7% in the current period.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,371	$2,154	$217	10.1%
Other	369	294	75	25.5%
Total gross profit	$2,740	$2,448	$292	11.9%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $2.4 million or 23.9% of revenues in the third quarter of 2022. Gross profit in the Strong Entertainment segment was $2.2 million or 37.0% of revenues in the third quarter of 2021, which included a positive impact of $0.4 million from employee retention credits. Excluding the impact of the employee retention credits, gross profit would have been 29.7% of revenue as compared to 23.9% in the current period.

Gross profit from product sales was $2.1 million or 27.9% of revenues for the third quarter of 2022 compared to $1.5 million or 35.8% of revenues for the third quarter of 2021. The decrease in gross profit percentage resulted primarily from product mix as revenue from projection and audio equipment grew at a faster rate than our higher margin screen products and services. Costs of labor, materials, packaging and shipping also increased, partially offsetting the favorable impact of higher revenue levels.

Gross profit from service revenue was $0.2 million or 10.1% of revenues for the third quarter of 2022 compared to $0.7 million or 39.9% of revenues for the third quarter of 2021. Excluding the impact of the employee retention credits, gross profit from service revenue for the third quarter of 2021 would have been $0.3 million or 12.2% of revenue.

Loss From Operations

Consolidated loss from operations was $0.3 million in the third quarter of 2022 compared to $0.1 million in the third quarter of 2021. Excluding the impact of employee retention credits, which favorably impacted the prior year period, loss from operations during the quarter ended September 30, 2021 would have been $0.7 million.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$732	$1,028	$(296)	(28.8)%
Other	(34)	(142)	108	(76.1)%
Total segment operating income	698	886	(188)	(21.2)%
Unallocated administrative expenses	(990)	(1,004)	14	(1.4)%
Total loss from operations	$(292)	$(118)	$(174)	147.5%

The Strong Entertainment segment generated operating income of $0.7 million in the third quarter of 2022 compared to $1.0 million in the third quarter of 2021. The decrease in income from operations was primarily due to the favorable impact on the prior year period of $0.4 million of employee retention credits and $0.1 million bad debt recovery, which did not recur in the current period. In addition, there were also increases to selling and administrative expenses, marketing and travel and entertainment expenses related to the increased revenue and business activity, including Strong Studios, in the current period as compared to the prior year.

Unallocated administrative expenses was $1.0 million in both the third quarter of 2022 and 2021. The recognition of employee retention credits of $0.1 million in the prior year was partially offset by lower stock-based compensation in the current period.

Other Financial Items

Total other expense of $0.9 million during the third quarter of 2022 primarily consisted of a $1.3 million unrealized loss on equity holdings and $0.1 million of interest expense, partially offset by $0.5 million of foreign currency transaction adjustments. Total other income of $10.2 million during the third quarter of 2021 primarily consisted of a $8.4 million unrealized gain on equity holdings, $1.7 million realized gain on equity holdings, and $0.2 million of foreign currency transaction adjustments.

Income tax expense was $0.2 million during the third quarter of 2022 compared to $2.7 million during the third quarter of 2021. Our income tax expense during the third quarter of 2022 and 2021 consisted primarily of current and deferred income tax on foreign earnings, which includes the unrealized (loss) gain on equity holdings.

We recorded a loss on our equity method holding of $0.8 million during the third quarter of 2022, which included a $1.7 million loss from FGF, partially offset by a $0.9 million gain recorded in connection with the change in interest resulting from transfer of our 2.9 million shares of FGF common stock to a new equity method holding. We recorded equity method investment loss of $0.3 million during the third quarter of 2021, which primarily consisted of $0.4 million from GreenFirst, partially offset by $0.1 million of income from FGF.

As a result of the items outlined above, we generated a net loss from continuing operations of $2.2 million, or $0.11 per basic and diluted share, in the third quarter of 2022, compared to a net income from continuing operations of $7.1 million, or $0.38 per basic and diluted share, in the third quarter of 2021.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

Net revenues during the nine months ended September 30, 2022 increased 73.4% to $29.4 million from $17.0 million during the nine months ended September 30, 2021. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screens.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$28,446	$16,121	$12,325	76.5%
Other	996	860	136	15.8%
Total net revenues	$29,442	$16,981	$12,461	73.4%

Strong Entertainment

Revenue from Strong Entertainment increased 76.5% to $28.4 million in the first nine months of 2022 from $16.1 million in the first nine months of 2021. The increase from the prior year was due to a $10.3 million increase in product revenue and a $2.0 million increase in service revenue.

Demand and revenue from products and services benefited from the continuing recovery in the cinema industry. As the industry recovery has progressed, exhibitors are beginning to re-examine capital improvements, including upgrading their auditoriums from xenon projection to laser projection, with helps drive demand for our products and services. We have also increased the scope of our services to better support our customers and to increase market share in cinema services. We expect the upgrades from xenon to laser to accelerate in 2023 and continue for at least the next several years.

Gross Profit

Consolidated gross profit increased to $7.7 million during the nine months ended September 30, 2022 from $6.1 million during the nine months ended September 30, 2021. As a percentage of revenue, gross profit was 26.1% and 35.8% for the nine months ended September 30, 2022 and September 30, 2021, respectively. Excluding the impact of the employee retention credit, gross profit during the nine months ended September 30, 2021 would have been 28.3%.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$6,674	$5,428	$1,246	23.0%
Other	996	644	352	54.7%
Total gross profit	$7,670	$6,072	$1,598	26.3%

Strong Entertainment

Gross profit in the Strong Entertainment segment was $6.7 million or 23.5% of revenues in the first nine months of 2022. Gross profit in the Strong Entertainment segment was $5.4 million or 33.7% of revenues in the first nine months of 2021, which included a positive impact of $1.3 million from employee retention credits. Excluding the impact of the employee retention credit in the prior period, gross profit would have been 25.8% of revenue as compared to 23.5% in the current period.

Gross profit from product sales was $5.8 million or 26.5% of revenues for the first nine months of 2022 compared to $4.0 million or 33.7% of revenues for the first nine months of 2021. The decrease in gross profit percentage resulted primarily from product mix as revenue from projection and audio equipment grew at a faster rate than our higher margin screen products and services. Costs of labor, materials, packaging and shipping also increased, partially offsetting the favorable impact of higher revenue levels.

Gross profit from service revenue was $0.8 million or 13.1% of revenues for the first nine months of 2022 compared to $1.5 million or 34.9% of revenues for the first nine months of 2021. Excluding the impact of the employee retention credits, gross profit from service revenue for the first nine months of 2021 would have been $0.3 million or 4.2% of revenue.

Loss From Operations

Consolidated loss from operations was $1.9 million in each of the first nine months of 2022 and 2021. Excluding the impact of employee retention credits, which favorably impacted the prior year period, loss from operations during the nine months ended September 30, 2021 would have been $3.7 million.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$1,522	$2,150	$(628)	(29.2)%
Other	(204)	(577)	373	(64.6)%
Total segment operating income	1,318	1,573	(255)	(16.2)%
Unallocated administrative expenses	(3,258)	(3,434)	176	(5.1)%
Total loss from operations	$(1,940)	$(1,861)	$(79)	4.2%

The Strong Entertainment segment generated income from operations of $1.5 million in the first nine months of 2022 compared to operating income of $2.2 million in the first nine months of 2021. The decrease in income from operations was primarily due to the favorable impact on the prior year period of $1.3 million of employee retention credits and $0.3 million bad debt recovery, which did not recur in the current period. In addition, there were also increases to selling and administrative expenses due to higher compensation and benefits, marketing and travel and entertainment expenses related to the increased revenue and business activity, including the startup of Strong Studios, in the current period as compared to the prior year.

Unallocated administrative expenses decreased to $3.3 million in the first nine months of 2022 compared to $3.4 million in the first nine months of 2021. Compensation and benefits expenses, including stock-based compensation expense, decreased in the current period as compared to prior year but were partially offset by the recognition of employee retention credits of $0.3 million recognized in the prior year.

Other Financial Items

Total other expense of $3.9 million during the first nine months of 2022 primarily consisted of a $3.8 million unrealized loss on equity holdings, a $0.2 million adjustment to the carrying value of the SageNet Promissory Note in connection with a prepayment, and $0.2 million of interest expense, partially offset by and $0.4 million of foreign currency transaction adjustments. Total other income of $9.9 million during the first nine months of 2021 primarily consisted of a $8.4 million unrealized gain on equity holdings, $1.7 million realized gain on equity holdings, a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada, partially offset by $0.1 million of foreign currency transaction adjustments and $0.2 million of interest expense.

Income tax expense was approximately $0.3 million during the first nine months of 2022 compared to $2.8 million during the first nine months of 2021. Our income tax expense consisted primarily of current and deferred income tax on foreign earnings, which includes unrealized (loss) gain on equity holdings.

We recorded a loss on our equity method holding of $2.6 million during the first nine months of 2022 which included a $3.5 million loss from FGF, partially offset by a $0.9 million gain recorded in connection with the change in interest resulting from the transfer of our 2.9 million shares of FGF common stock to a new equity method holding. We recorded an equity method investment loss of $1.5 million during the first nine months of 2021, consisting of $1.1 million from GreenFirst and $0.3 million from FGF.

As a result of the items outlined above, we generated a net loss from continuing operations of $8.6 million, or $0.45 per basic and diluted share, in the first nine months of 2022, compared to a net income from continuing operations of $3.8 million, or $0.21 per basic and diluted share, in the first nine months of 2021.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows, sales of our common stock and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, equity holdings, and other general corporate activities.

We ended the third quarter of 2022 with total cash and cash equivalents and restricted cash of $4.3 million compared to $8.9 million as of December 31, 2021. Of the $4.3 million as of September 30, 2022, $1.6 million was held by our Canadian subsidiary, Strong/MDI, and $0.2 million was restricted. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of September 30, 2022, the parent company had outstanding intercompany loans from Strong/MDI of approximately $38.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of September 30, 2022.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consists of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings are due on demand by the lender and total $2.6 million as of September 30, 2022.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity holdings, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, the duration of COVID-19 related restrictions on cinemas, theme parks and other entertainment venues, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and continued declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions, including those resulting from the COVID-19 pandemic, could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 11 to the condensed consolidated financial statements for a description of our debt as of September 30, 2022.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $2.8 million during the nine months ended September 30, 2022 and $0.3 million during the nine months ended September 30, 2021. Cash used in operating activities from continuing operations increased primarily due to increases in working capital accompanying revenue growth in the Strong Entertainment business during the current period.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $1.0 million during the nine months ended September 30, 2022, which consisted of a $2.0 million purchase of common stock of FGF, $0.9 million of capital expenditures and $0.4 million outflow related to the acquisition of film and television programming rights, partially offset by the $2.3 million receipt of the SageNet Promissory Note. Net cash used in investing activities from continuing operations was $10.6 million during the nine months ended September 30, 2021, which consisted of a $10.0 million increase to our investment in GreenFirst and $0.7 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities from continuing operations was $0.6 million during the nine months ended September 30, 2022, which primarily consisted of principal payments on short-term and long-term debt. Net cash provided by financing activities from continuing operations was $3.6 million during the nine months ended September 30, 2021, which primarily consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $2.6 million of principal payments on finance leases and short-term debt.

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

The following table sets forth reconciliations of net (loss) income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended September 30,
	2022				2021

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$315	$(2,514)	$-	$(2,199)	$7,685	$(599)	$-	$7,086
Net income from discontinued operations	-	-	-	-	-	-	-	-
Net income (loss) from continuing operations	315	(2,514)	-	(2,199)	7,685	(599)	-	7,086
Interest expense, net	33	58	-	91	25	(18)	-	7
Income tax expense	202	43	-	245	2,327	369	-	2,696
Depreciation and amortization	153	183	-	336	216	129	-	345
EBITDA	703	(2,230)	-	(1,527)	10,253	(119)	-	10,134
Stock-based compensation expense	-	142	-	142	-	213	-	213
Equity method holding loss (income)	-	798	-	798	414	(91)	-	323
Realized gain on equity holdings	-	-	-	-	(1,689)		-	(1,689)
Unrealized loss (gain) on equity holdings	631	670	-	1,301	(7,648)	(728)	-	(8,376)
Foreign currency transaction income	(517)	-	-	(517)	(162)	-	-	(162)
Employee retention credit	-	-	-	-	(527)	(90)	-	(617)
Adjusted EBITDA	$817	$(620)	$-	$197	$641	$(815)	$-	$(174)

	Nine Months Ended September 30,
	2022				2021

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net (loss) income	$(322)	$(8,276)	$-	$(8,598)	$7,719	$(3,899)	$14,649	$18,469
Net income from discontinued operations	-	-	-	-	-	-	(14,649)	(14,649)
Net (loss) income from continuing operations	(322)	(8,276)	-	(8,598)	7,719	(3,899)	-	3,820
Interest expense, net	85	146	-	231	84	146	-	230
Income tax expense	242	50	-	292	2,406	382	-	2,788
Depreciation and amortization	521	517	-	1,038	687	298	-	985
EBITDA	526	(7,563)	-	(7,037)	10,896	(3,073)	-	7,823
Stock-based compensation expense	-	511	-	511	-	686	-	686
Equity method holding loss	-	2,578	-	2,578	1,150	318	-	1,468
Employee retention credit	-	-	-	-	(1,576)	(336)	-	(1,912)
Realized gain on equity holdings	-	-	-	-	(1,689)	-	-	(1,689)
Unrealized loss (gain) on equity holdings	1,695	2,057	-	3,752	(7,648)	(728)	-	(8,376)
Foreign currency transaction (income) loss	(383)	1	-	(382)	56	-	-	56
Gain on property and casualty insurance recoveries	-	-	-	-	(148)	-	-	(148)
Severance and other	-	222	-	222	15	87	-	102
Adjusted EBITDA	$1,838	$(2,194)	$-	$(356)	$1,056	$(3,046)	$-	$(1,990)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2021. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. Other than the addition of our policy related to film and television programming rights, there were no significant changes in our critical accounting policies during the three months ended September 30, 2022.

Film and Television Programming Rights

Commencing in March 2022, we began producing original productions and acquiring rights to films and television programming. Film and television programming rights include the unamortized costs of in-process or in-development content produced or acquired by us. Our capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead. Film and television program rights are stated at the lower of amortized cost or estimated fair value.

The costs of producing content are amortized using the individual-film-forecast method. These costs are amortized based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“Ultimate Revenue”) as of each reporting date to reflect the most current available information. Management’s judgment is required in estimating Ultimate Revenue and the costs to be incurred throughout the life of each film or television program. Amortization is adjusted when necessary to reflect increases or decreases in forecasted Ultimate Revenues.

For an episodic television series, the period over which Ultimate Revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For films, Ultimate Revenue includes estimates over a period not to exceed ten years following the date of initial release.

Content assets are expected to be predominantly monetized individually and therefore are reviewed at the individual level when an event or change in circumstance indicates a change in the expected usefulness of the content or the fair value may be less than the unamortized cost.

Due to the inherent uncertainties involved in making such estimates of Ultimate Revenues and expenses, these estimates may differ from actual results. In addition, in the normal course of our business, some films and titles will be more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its Ultimate Revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. An increase in the estimate of Ultimate Revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of Ultimate Revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. We have not yet incurred any of these write-downs.

An impairment charge would be recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a “smaller reporting company” as defined by Item 229.10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (as amended) is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. We and certain of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. During 2021, we recorded a loss contingency reserve of approximately $0.3 million, which represents our estimate of our potential losses related to the settlement of open cases. There have been no changes to this loss contingency reserve during 2022. When appropriate, we may settle certain claims. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding Common Stock pursuant to a plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 (as amended). The repurchase program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the quarter ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

July 2022	-	$-	-	636,931
August 2022	-	-	-	636,931
September 2022	-	-	-	636,931
Quarter Ended September 30, 2022	-	$-	$-	636,931

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description		Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.					X

32.1**	18 U.S.C. Section 1350 Certification of Chief Executive Officer.					X

32.2**	18 U.S.C. Section 1350 Certification of Chief Financial Officer.					X

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101 SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	.				X

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLANTYNE STRONG, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 8, 2022	Date:	November 8, 2022

