Form 10-K
period 2022-12-31
FG Group Holdings Inc.
filed 2023-03-16
CIK 946454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-13906

FG Group Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-0587703
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5960 Fairview Road, Suite 275 Charlotte, North Carolina	28210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 994-8279

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	FGH	NYSE American

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates, based upon the closing price of the stock on the NYSE American on June 30, 2022 was approximately $30.3 million. The Company does not have any non-voting common equity. As of March 10, 2023, 19,469,649 shares of common stock of FG Group Holdings Inc., par value $0.01 per share, were outstanding.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including under Item 1A. Risk Factors of this Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings for further information about factors that could affect such forward-looking statements: the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to successfully execute its capital allocation strategy or achieve the returns it expects from these holdings; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets; the effects of economic, public health, and political conditions that impact business and consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, the outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants or other health epidemics or pandemics, and armed conflicts, such as the ongoing military conflict in Ukraine and related sanctions; economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of economic, public health and political conditions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, whether natural, man-made, or otherwise (such as the outbreak of any highly infectious or contagious diseases, or armed conflict); the adequacy of the Company’s insurance; the impact of having a controlling stockholder and vulnerability to fluctuation in the Company’s stock price.

Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the impact of economic, public health (such as a resurgence of the COVID-19 pandemic) and political conditions (such as the military conflict in Ukraine) that impact consumer confidence and spending, particularly in the cinema, entertainment, and other industries in which the Company and the companies in which the Company holds an equity stake operate, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ii

PART I

Item 1. Business.

FG Group Holdings Inc. (“FG Group Holdings”, the “Company”, “us” or “we”), formerly known as Ballantyne Strong, Inc., has an operating history of over 90 years and has been a publicly traded company since 1995. Our shares are traded on the NYSE American market under the symbol “FGH.” Our website is fg.group. The inclusion of our Internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website. Effective December 23, 2022, we changed our name from Ballantyne Strong, Inc. to FG Group Holdings Inc. by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. Also effective December 23, 2022, the Company changed its corporate domicile from Delaware to Nevada (the “Reincorporation”) by merging with and into a newly-formed corporation, FG Group Holdings Inc. (Nevada), which was incorporated in the State of Nevada for that purpose, pursuant to that certain Agreement and Plan of Merger dated October 19, 2022, and is now known as FG Group Holdings Inc., a Nevada corporation.

We operate Strong Entertainment, which has a leadership position in supplying projection screens and related products and services to the cinema exhibition and entertainment industry. We have capital allocated to equity holdings in three companies and also operate a technology incubator and co-working facility in Alpharetta, Georgia where we also own the land and building.

Our strategic plans contemplate a combination of:

●	Expanding our Strong Entertainment operating business, organically and through complimentary transactions following a planned separation and initial public offering;
●	Maximizing the value of our holdings by strategically allocating additional capital, monetizing positions, and redeploying capital; and
●	Managing public company costs to minimize overhead levels at the holding company level.

We believe Strong Entertainment has established a leadership position in the entertainment industry, providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. We intend to focus on growing and increasing the scope, scale and value of our Strong Entertainment operating business.

We have been focused on improving operating performance and positioning the group for accelerated growth following a period of COVID-19 related industry disruptions. Entering 2023, management is focused on growth opportunities, including a combination of organic growth and expansion through strategic transactions in the Entertainment business.

As part of that strategy, the Company announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of the Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment, Inc. (“Strong Global Entertainment”). Strong Global Entertainment filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) and intends to commence an initial public offering of its common shares to raise additional capital to support its growth plans. If successful, we expect to apply to have the Strong Global Entertainment common shares trade on the NYSE American under the ticker symbol “SGE” following the initial public offering, and the Company expects to continue to be the majority shareholder of Strong Global Entertainment.

The Company also continues to evaluate capital allocation opportunities. As of December 31, 2022, the Company held equity stakes in three separate companies. Firefly Systems, Inc. (“Firefly”) operates a media network and digital advertising solutions on taxi and rideshare vehicles. FG Financial Holdings, LLC, (“FGF Holdings”) which owns common and preferred shares of FG Financial Group, Inc. (“FGF”), which operates as a reinsurance and asset management holding company focused on collateralized and loss capped reinsurance and merchant banking, and GreenFirst Forest Products Inc (“GreenFirst”), a leading producer in the Canadian timber market. In February 2022, the Company, through its wholly owned subsidiary, Digital Ignition, LLC, completed the purchase of the land and building housing its Digital Ignition business in Alpharetta, Georgia.

Fundamental Global GP, LLC (“Fundamental Global”), the entities that it manages, its other affiliates, and the directors and officers of the Company and their affiliates together held approximately 34.6% of the Company’s outstanding stock as of March 10, 2023. In some cases, entities managed by Fundamental Global may acquire positions in the same public companies as the Company. Fundamental Global’s entities currently hold positions in FGF and GreenFirst.

Strong Entertainment Overview

As noted above, we have announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of our Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment. The information provided below describes the historical operation of our Strong Entertainment business segment, rather than as a standalone operating company.

Overview

Our Strong Entertainment business segment manufactures and distributes premium large format projection screens, and provides comprehensive managed services, technical support and related products and services primarily to cinema exhibitors, theme parks, educational institutions, and similar venues. We also distribute and support third party products, including digital projectors, servers, library management systems, menu boards and sound systems.

As a manufacturer and distributor of projection screens systems, we have contractual relationships to supply projection screens to major cinema exhibitors, including IMAX Corporation (“IMAX”), AMC Entertainment Holdings (“AMC”), Marcus Theaters (“Marcus”), and Cinemark Holdings, Inc. (“Cinemark”), and other cinema operators worldwide. In addition to traditional projection screens, we also manufacture and distribute our Eclipse curvilinear screens, which are specially designed for theme parks, immersive exhibitions, as well as simulation applications.

We provide maintenance, repair, installation, network support services and other services to cinema operators, primarily in the United States. Many of our customers choose annual managed service arrangements for maintenance and repair services. We also provide maintenance services to customers on a time and materials basis. Our field service and Network Operations Center (“NOC”) staff work hand in hand to monitor and resolve system and other issues for our customers. Our NOC, staffed by software engineers and systems technicians, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems’ issues before they cause system failures.

In March 2022, we launched Strong Studios, Inc., (“Strong Studios”) a Delaware corporation and a wholly owned subsidiary of Strong Technical Services, Inc. The goal in launching Strong Studios is to expand our Entertainment Business to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging our existing relationships in the industry.

The coronavirus pandemic (“COVID-19”) and inflationary pressures have been posing and may continue to pose challenges for our business. The COVID-19 global pandemic resulted in a significant impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. A significant number of our customers temporarily ceased operations at times during the height of the pandemic and continued to operate under COVID-19 restrictions for portions of 2022. As such, we have experienced, and may continue to experience an impact on our results of operations. We believe that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, is abating, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. There can be no assurances, however, that there will be no further resurgence or variants of COVID-19 which could reverse the current trend.

Products and Services

Projection Screens and Support Systems — We believe we are the largest manufacturer and distributor of premium large format projection screens to the cinema industry in North America. We have contractual relationships to supply projection screens to major cinema exhibitors, including IMAX, AMC, Marcus, and Cinemark, and many other cinema operators worldwide. We also manufacture innovative screen support structures custom built to adapt to virtually any venue requirement, with a unique self-standing modular construction that allows for easy assembly and adjustable size.

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

Content – In March 2022, we launched our Strong Studios division, expanding our Entertainment Business to include content creation and production of feature films and series. The launch of Strong Studios further diversifies our revenue streams and increases our addressable markets, while leveraging our existing relationships in the industry. Strong Studios acquired original feature films and television series from Landmark Studio Group LLC (“Landmark”), a Chicken Soup for the Soul Entertainment, Inc. (Nasdaq: CCSE) (“CSSE”) company, and was assigned third party rights to content for global multiplatform distribution. One new scripted television series, Safehaven, commenced production in 2022, and another scripted television series, Flagrant, is expected to begin production in 2023. The Company has agreed to sell the distribution rights of Safehaven to Screen Media Ventures LLC (“SMV”), a subsidiary of CSSE, for a total of $6.5 million, and we will also participate in a share of the profits of the series.

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

We have non-exclusive distribution agreements with NEC and Barco that allow us to market digital projectors in North and South America. We also have a preferred commercial relationship with Cinionic, Inc., the world’s leading provider of laser cinema solutions, to enhance the services to operators across North America. We believe this relationship enhances our ability to service our valued customers by providing increased access to technology and better training for our technicians and will strengthen our global reach due to closer relationships with their international sales teams.

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

The market for our other digital cinema equipment and technical services is highly competitive, and the industry is fragmented. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes other integrators and resellers. Manufacturers may also sell equipment directly to exhibitors, especially for large orders. We believe that our primary competition for installation, after-sale maintenance, and NOC services is Christie Digital Systems USA, Inc., Moving Image Technologies, and Sonic Equipment Company. We also compete with in-house technical resources at some of our larger entertainment customers for services work.

In our new content business, we also compete with numerous independent motion picture and television production companies. Given such competition and our stage of development, we emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies.

Entertainment Industry Trends and Positioning

We believe that the following trends positively impact our outlook for the entertainment industry:

●	Post-COVID-19 Recovery — We believe there is pent-up demand for out-of-home entertainment that will drive favorable trends post-COVID-19 in the cinema exhibition and theme park industries. For example:

◌	Avatar: The Way of Water ranks in the top 10 of highest grossing films globally of all time
◌	Domestic box office gross receipts during 2022 increased approximately 64% over 2021
◌	The Batman was IMAX’s largest March opening since 2019
◌	Spider-man ranks #3 of top grossing films domestically of all time
◌	Spider-man delivered Cinemark’s biggest opening night of all time

●	Blockbuster Studio Releases – According to the Hollywood Reporter, “Box Office Rebound: “Exhibitor Carnage Is in the Past,” the pace of Hollywood blockbuster movies scheduled for release to cinemas is poised to accelerate and is already creating stronger-than-expected demand trends. According to CNBC, 2023 is expected to have a much stronger slate of films than 2022, both in terms of number of films and diversity of content. These factors, along with the return of exclusive theatrical releases, is encouraging industry analysts who are predicting movie theaters to rebound to near pre-pandemic levels by 2023.

●	Increasing Trend of Outsourcing in the Cinema Industry — We believe that cinema operators are increasing their use of outsourced services as they seek to reduce internal operating costs and maintain operational flexibility post-COVID-19.

●	Upgrade Cycle from Xenon to Laser Projection — We believe the transition from xenon projection to laser protection in the cinema exhibition industry will accelerate and continue over the next decade. Several exhibitors have publicly discussed plans to upgrade to an all-laser projection strategy, notably Cinemark and IMAX, to further improve the quality of the theatrical experience. In addition, in April 2022, AMC announced an agreement with Cinionic, Inc. to install Barco laser projectors in 3,500 of its U.S. auditoriums through 2026. We expect this upgrade cycle to drive increased demand for screen replacement as well as for our services to de-install, install and upgrade new and existing projection equipment.

●	Consolidating Industry – The cinema exhibition industry was consolidating via mergers and acquisitions pre-COVID-19. We expect consolidation of the supplier side of the cinema exhibition industry to accelerate post-COVID-19.

●	Growing Demand for Content and Acceleration of New Streaming Services – The global entertainment business continues to grow and evolve, with the following factors contributing to increasingly favorable environment for content:

◌  Spending for new content continues to rise — In 2022, the top nine streaming giants spent $140.5 billion on content, and with a projected 10% annual increase, they are expected to increase that spend to a combined $172 billion by 2025.

◌  Global subscribers to streaming services is up — Since 2019, the number of global customers subscribing to streaming video platforms has grown from 642 million to more than 1.1 billion, a 71% leap. Over the next few years, this rise is expected to continue to 1.6 billion in 2025.

◌  Spending in Indie content continues to surge – As much as Netflix and the five major Hollywood Studios spend producing their own content, independently made and acquired content accounts for twice as much money globally. The independent market grew 21.4% in 2022, increasing to approximately$69 billion in 2022.

We believe the following strength and attributes position Strong Global Entertainment for accelerating growth:

●	Partnerships with Industry Leaders — We believe our reputation for superior quality and customer service have made us the go-to screen provider for many of the leading operators in the industry. We provide projection screens and managed services to all of the top cinema operators in North America, including AMC, IMAX, Cinemark, Regal and many other regional cinema operators. We believe that we provide a majority of the large format projection screens used by the major operators in North America, including exclusive supply contracts with AMC and Cinemark, and we believe we also supply IMAX with substantially all of its projection screens globally. There is greater pressure on theaters to differentiate their experience from the at-home experience. We believe the global trend for premium entertainment plays to Strong Global Entertainment’s strengths. The table below includes the top cinema companies in North America, all of which are our customers:

Circuits	Screens	Sites	Customer	Exclusive
AMC Entertainment Holdings, Inc.[1]	7,712	591	X	X
Regal Cinemas (Cineworld Group PLC)[2]	6,474	478	X
Cinemark Holdings, Inc.[1]	4,392	318	X	X
Cinepolis[3]	4,271	509	X
Cineplex Entertainment LP4	1,641	158	X
Marcus Theaters Corp.[5]	1,053	84	X	X

1)	Represents the quantity in the United States as of December 2022, for which we are the exclusive supplier of screen products.
2)	Represents the quantity in the United States as of December 2022.
3)	Represents the quantity in the United States and Mexico as of February 2023.
4)	Represents the quantity in Canada as of December 2022.
5)	Represents the quantity in the United States as of December 2022, for which we are the exclusive provider of both screen products and technical services.

●	Innovator in the Industry — We are constantly innovating as exemplified by our new, rapidly growing Eclipse curvilinear screen division which specially designs screens with proprietary coatings for maximum viewer engagement in media-based attractions and immersive projection environments. Recently our screens were used in the much publicized Van Gogh: The Immersive Experience exhibit that wowed audiences with its all-encompassing experience of art, light, sound, movement and imagination. We also recently collaborated with Illuminarium Intermediate (Cayman), LLC in Atlanta, Georgia and plan to assist them in other cities as they expand their sensory cinema business. Eclipse screens are also used in theme parks and military simulation applications.

●	Turn-Key, Vertically Integrated Partner — We offer a comprehensive turn-key solution for our customers, offering projection and audio equipment, projection screen systems, as well as installation, break/fix on demand and outsourced managed services providing customers with a one-stop shop for their needs.

●	World-Class and Scalable Manufacturing and Research & Development (“R&D”) — We manufacture our screens in an approximately 80,000 square-foot facility in Joliette, Quebec, Canada (the “Joliette Plant”) that we plan to lease on a long term basis from Strong/MDI (as defined below). The Joliette Plant is unique with two 90-foot-high screen coating towers which allows us to produce and finish large screens to precise specifications. The Joliette Plant also includes polyvinyl chloride (“PVC”) welding operations with programmable automations and areas dedicated to the manufacture of our paints and coatings used on all our screens, as well as dedicated in-house chemists and R&D capabilities. We believe that our quality control procedures, in-house paint and coating capabilities and the quality standards for the products that we manufacture contribute significantly to our reputation for high performance and reliability.

●	Strong Studios launches with proven management and a portfolio of content and projects - In March 2022, we launched Strong Studios with an experienced team and the acquisition of rights to a slate of motion picture and television series from Landmark. One new scripted television series, Safehaven, commenced production in 2022, and another scripted television series, Flagrant, is expected to begin production in 2023. The Company has agreed to sell the distribution rights of Safehaven to SMV for a total of $6.5 million, and we will also participate in a share of the profits of the series.

Equity Holdings

The Company holds equity stakes in three companies.

FGF Holdings, a limited liability company formed under the Delaware Limited Liability Company Act that holds common and preferred shares of FGF, a reinsurance and asset management holding company focused on collateralized and loss capped reinsurance and merchant banking. As of December 31, 2022, we had an economic interest of approximately 47% in FGF Holdings.

GreenFirst, a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. As of December 31, 2022, we held approximately 8.4% of the outstanding common shares of GreenFirst.

Firefly Systems, Inc. (“Firefly”), a private company which operates a media network and digital advertising solutions on taxi and rideshare vehicles.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for 49% of 2022 consolidated net revenues. Trade accounts receivable from these customers represented 68% of net consolidated receivables at December 31, 2022. None of our customers accounted for more than 10% of both our consolidated net revenues during 2022 and our net consolidated receivables as of December 31, 2022.

Manufacturing

We manufacture cinema screens through Strong/MDI Screen Systems, Inc. (“Strong/MDI”), our subsidiary in Joliette, Quebec, Canada. These manufacturing operations consist of an approximately 80,000 square-foot facility for the manufacture of screen systems. These facilities include PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state-of-the-art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications. We have also recently established outsourced warehousing and finishing operations in Belgium and China that will allow us to be more responsive to local customer orders in those markets.

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

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the Strong® trademark to be of value to our business. FG is a registered trademark of Fundamental Global.

Human Capital Resources

We employed 175 persons at December 31, 2022, 174 of which were full-time. Of these employees, 82 positions were considered manufacturing or operational, 50 were service related and 43 were considered sales and administrative. We are not a party to any collective bargaining agreement.

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

The Company, including its subsidiaries, remains deeply rooted in cinema screen manufacturing and cinema- focused services. In this regard, we continuously drive our efforts to be the best partner for our customers, investment for our stockholders, neighbor in our community and to provide an empowering work environment for our employees.

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

Item 1A. Risk Factors.

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

A portion of our revenues is dependent on the distribution of products supplied by various key suppliers. If we fail to maintain satisfactory relationships with our suppliers, or if our suppliers experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business, and we may be unable to secure alternative manufacturing arrangements. Even if we are able to obtain alternative manufacturing arrangements, such arrangements may not be on terms similar to our current arrangements, or we may be forced to accept less favorable terms in order to secure a supplier as quickly as possible so as to minimize the impact on our business operations. In addition, any required changes in our suppliers could cause delays in our operations and increase our production costs and new suppliers may not be able to meet our production demands as to volume, quality, or timeliness.

Geopolitical conditions, military conflicts, acts or threats of terrorism, natural disasters, pandemics, and other conditions or events beyond our control could adversely affect us.

Geopolitical conditions, military conflicts (including Russia’s invasion of Ukraine), acts or threats of terrorism, natural disasters, pandemics (including the COVID-19 pandemic), and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, military conflicts, acts or threats of terrorism, and political, financial, or military actions taken in response could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.

The most notable impact of COVID-19 on our results of operations was the significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to purchase our products and services. A significant number of our customers temporarily ceased operations during the pandemic. For instance, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, terminated or deferred their non-essential capital expenditures. The COVID-19 pandemic also adversely affected film production and the pipeline of feature films available in the short- and long-term. We were also required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, experienced lower revenues from field services, and saw a reduction in non-recurring time and materials-based services. The impact of any future outbreak of contagious disease, or a worsening or resurgence of COVID-19, is not readily ascertainable, is uncertain and cannot be predicted, but could have an adverse impact on the Company’s business, financial condition and results of operations.

In the case of Russia’s invasion of Ukraine, security risks as well as increases in fuel and other commodity costs, supply-chain disruptions, and associated inflationary pressures have impacted our business the most.

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

These conditions and events and others like them are highly complex and inherently uncertain, and their effect on our business, results of operations, financial condition, and prospects in the future cannot be reliably predicted.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events continue to develop and escalate, creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, events like the military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.

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

We intend to continue investing part of our cash balances in public and private companies and may engage in mergers, acquisitions and divestitures. We intend our holdings in public companies to be made in circumstances where we believe that we will be able to exercise some degree of influence or control. We may also continue to invest in private companies or other areas, including acquisitions of businesses. Currently, our holdings are highly concentrated in three companies, FGF Holdings, GreenFirst, and Firefly. In some cases, funds controlled by our affiliate, Fundamental Global, have, and may in the future, acquire positions in the same public companies as us. These types of holdings are riskier than holding our cash balances as bank deposits or, for example, conservative options such as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these holdings. Under certain circumstances, significant declines in the fair values of these holdings may require the recognition of other-than-temporary impairment losses. We may lose all or part of our holdings relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our holdings may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

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

Our top ten customers accounted for 49% of 2022 net consolidated revenues. Trade accounts receivable from these customers represented 68% of net consolidated receivables at December 31, 2022. Most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Sales outside the United States accounted for approximately 13% of consolidated revenues during 2022. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies, including in the U.S. and China, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor, political and other disturbances, such as the impact of the coronavirus and other public health epidemics or pandemics. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, financial condition and results of operations. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contractual rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a portion of our foreign sales are denominated in foreign currencies and amounted to approximately USD$1.4 million in 2022. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

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

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy, including financial and economic conditions that are outside of our control, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, or interruptions and other force majeure events, such as the COVID-19 pandemic. The most recent global financial crisis caused by COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

In addition, if the separation and initial public offering is successful, the Entertainment business will then operate as an independent company. Although FG Group Holdings expects to be a large shareholder and have the ability to influence operating decisions, it will no longer directly control all day to day decision making or have direct access to the operating cash flows of that business following the separation.

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

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics, such as the COVID-19 pandemic, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance. In the event of a major disruption caused by the occurrence of any of the aforementioned events, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

The interests of Fundamental Global may differ from the interests of our other stockholders. Fundamental Global and its affiliates hold approximately 31.7% of our outstanding shares of common stock as of March 10, 2023. Mr. Cerminara, the Chief Executive Officer, Co-Founder and Partner of Fundamental Global, serves as our Chairman of our Board of Directors. As a result of its ownership position and Mr. Cerminara’s position with the Company, Fundamental Global could exert influence over matters submitted to stockholder approval, including the election of our directors, and other corporate actions such as amendments to our certificate of incorporation, bylaws, significant stock issuances, mergers and asset sales, and over our business, operations, and management, including the strategic plans for the business. Fundamental Global may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. Fundamental Global’s ownership position may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate offices are located at 5960 Fairview Road, Suite 275, Charlotte, North Carolina, 28210, where we lease office space. The lease expires in May 2024. In addition, we owned or leased the following facilities as of December 31, 2022:

●	Strong/MDI, one of our subsidiaries, owns an approximate 80,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The facility is used for offices, manufacturing, assembly and distribution of cinema and other screens. We believe this facility is adequate for future needs and are evaluating capital expenditures to expand and improve the facility in 2023.

●	STS leases a combined office and warehouse facility in Omaha, Nebraska, which is primarily used for the storage and distribution of third-party products. The lease for this facility expires in February 2027.

●	We operate our Digital Ignition technology incubator and co-working facility in a 43,000 square-foot office facility in Alpharetta, Georgia. We leased this facility until February 2022, at which time we entered into an agreement to purchase the real estate and now own the land and building.

We believe these facilities are adequate for future needs. In addition, we do not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or replacing them with equivalent leased facilities or purchasing these or other facilities in the future.

Item 3. Legal Proceedings.

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. We and certain of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of December 31, 2022, we have a loss contingency reserve of approximately $0.2 million, which represents our estimate of our potential losses related to the settlement of open cases. During 2022 and the first quarter of 2023, we settled three cases, which resulted in payments totaling $53 thousand. When appropriate, we may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is listed and traded on the NYSE American under the symbol “FGH.”

According to the records of our transfer agent, we had 26 stockholders of record of our common stock on March 10, 2023. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Repurchases

On August 20, 2015, we announced that our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 700,000 shares of our outstanding common stock pursuant to a plan adopted under Rule 10b5-1 of the Exchange Act. The program has no expiration date. The following table provides information about purchases made by us of our common stock for each month included in the fourth quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

October 2022	-	$-	-	636,931
November 2022	-	-	-	636,931
December 2022	-	-	-	636,931
Quarter Ended December 31, 2022	-	$-	$-	636,931

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

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

Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that we may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

In connection with the sale of our Strong Outdoor operating business to Firefly in August 2020, we entered into a Master Services Agreement and agreed to provide certain support services to Firefly through the end of 2022. In addition, we use our facility in Alpharetta, Georgia for our Digital Ignition technology incubator and co-working facility. Results of those operations are included within “Other” in our results of operations.

We also continue to evaluate capital allocation opportunities to invest in other public or private companies or acquire other businesses, which may be within or outside of the Company’s existing markets. During 2021, we completed the divestiture of our Convergent digital signage business and allocated additional capital to increase our positions in GreenFirst and FGF.

Discontinued Operations

Convergent Transaction in February 2021

As part of a transaction that closed on February 1, 2021, we divested our Convergent business segment. The purchase price was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note. Additionally, a portion of the Purchase Price was placed in escrow and a portion of the purchase price was subject to a working capital adjustment. As additional consideration, the buyer also assumed approximately $5.7 million of debt, bringing the total enterprise value for Convergent sale to approximately $23.2 million. We recorded a gain of approximately $14.8 million during 2021 related to the sale of Convergent.

Firefly Transaction in August 2020

On August 3, 2020, we sold certain assets of the Strong Outdoor operating business to Firefly, and made 300 digital taxi tops available to Firefly through December 31, 2022. Strong Digital Media, LLC (“SDM”), an indirect subsidiary of FG Group Holdings, retained certain accounts receivable as well as liabilities other than executory obligations under transferred contracts to the extent such liabilities are required to be performed following closing or constitute certain deferred revenue. The transaction closed on the same day.

As a result of these divestitures, we have presented Convergent’s and Strong Outdoor’s operating results as discontinued operations for all periods presented. Note 3 to the consolidated financial statements contains additional information regarding these transactions.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. We believe that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, is abating, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. There can be no assurances, however, that there will be no further resurgence or variants of COVID-19 which could reverse the current trend.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, which negatively impacted our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, terminated or deferred their non-essential capital expenditures. The COVID-19 pandemic also adversely affected film production and the pipeline of feature films available in the short- or long-term. However, we believe there is now pent-up demand for out-of-home entertainment that will drive favorable trends post-COVID-19 in the cinema exhibition and theme park industries. We also experienced other negative impacts during the pandemic; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, experienced lower revenues from field services, and saw a reduction in non-recurring time and materials-based services. The impact of any future outbreak of contagious disease, or a worsening or resurgence of COVID-19, is not readily ascertainable, is uncertain and cannot be predicted, but could have an adverse impact on the Company’s business, financial condition and results of operations, and could also have a material adverse impact on our strategic partners’ businesses or on the businesses of companies in which we hold equity stakes.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Act employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (“ARP Act”), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation expanded the group of qualifying business to include businesses with fewer than 500 employees and those who previously qualified for the Paycheck Protection Program (the “PPP Loan”). The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. We have determined that the qualifications for the credit were met in the first, second and third quarters of 2021. During the nine months ended September 30, 2021, we applied for refunds of a total of $2.1 million of payroll taxes previously paid and recognized a corresponding reduction in compensation expenses. Of the $2.1 million, $1.3 million was recorded within cost of services, $0.5 million was recorded within general and administrative expenses, $0.1 million was recorded within selling expenses, and $0.2 million was recorded within discontinued operations during 2021. The Infrastructure Investment and Jobs Act was signed into law November 15, 2021, and ended the availability of the employee retention credit for the entire fourth quarter of 2021. We collected $0.8 million and $1.1 million of the employee retention credits during 2022 and 2021, respectively, and expect to collect the remaining $0.2 million during 2023.

While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments and the related length of their impact on the global economy, which are uncertain and cannot be predicted at this time. Even as the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its national and global economic impact. Our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions. For additional risks relating to the COVID-19 pandemic, see the discussion in the “Risk Factors” section contained in Item 1A of this report.

Results of Operations:

The following table sets forth our operating results for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Net revenues	$41,237	$27,030	$14,207	52.6%
Cost of revenues	30,321	18,820	11,501	61.1%
Gross profit	10,916	8,210	2,706	33.0%
Gross profit percentage	26.5%	30.4%
Selling and administrative expenses	12,802	11,310	1,492	13.2%
Loss on disposal of assets	(474)	(38)	(436)	1147.4%
Loss from operations	(2,360)	(3,138)	778	(24.8)%
Other (loss) income	(4,724)	12,116	(16,840)	(139.0)%
(Loss) income before income taxes and equity method holding income (loss)	(7,084)	8,978	(16,062)	(178.9)%
Income tax expense	(473)	(3,236)	2,763	(85.4)%
Equity method holding income (loss)	403	(2,371)	2,774	(117.0)%
Net (loss) income from continuing operations	$(7,154)	$3,371	$(10,525)	(312.2)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

Net revenues increased 52.6% to $41.2 million during 2022 from $27.0 million in 2021. The increase in consolidated net revenue was primarily due to the continuing recovery of the Strong Entertainment business from the impact of COVID-19 as demand increased for services and screens, as well as the revenue generated from Strong Studios, which commenced operations during 2022.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$39,867	$25,886	$13,981	54.0%
Other	1,370	1,144	226	19.8%
Total net revenues	$41,237	$27,030	$14,207	52.6%

Revenue from Strong Entertainment increased 54.0% to $39.9 million in 2022 from $25.9 million in 2021. The increase from the prior year was due to a $10.5 million increase in product revenue and a $3.5 million increase in service revenue.

Demand and revenue from products and services benefited from the continuing recovery in the cinema industry. With COVID-19 restrictions subsiding, studio releases increasing and box office performance improving over the past year, cinema exhibitors are allocating more resources to improving their auditoriums, including upgrading their auditoriums from xenon projection to laser projection, which helps drive demand for our products and services. We have also increased the scope of our services to better support our customers and to increase market share in cinema services. We expect the upgrades from xenon to laser to continue for at least the next several years.

Strong Studios commenced operations during 2022 and generated $0.9 million of revenue related to production services rendered to a project that was completed during the fourth quarter of 2022.

The increase in other revenue primarily related to growth in our Digital Ignition business. We also recognized revenue of $0.7 million and $0.8 million during 2022 and 2021, respectively, related to the support services provided to Firefly. The revenue generated from services provided to Firefly are not expected to continue in future periods.

Gross Profit

Consolidated gross profit increased 33.0% to $10.9 million in 2022 from $8.2 million in 2021. As a percentage of revenue, gross profit decreased to 26.5% during 2022 compared to 30.4% for 2021. Excluding the impact of employee retention credits, gross profit would have been 25.7% during 2021, as compared with 26.5% in 2022.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$9,546	$7,283	$2,263	31.1%
Other	1,370	927	443	47.8%
Total gross profit	$10,916	$8,210	$2,706	33.0%

Gross profit in the Strong Entertainment segment was $9.5 million or 23.9% of revenues for 2022 compared to $7.3 million or 28.1% of revenues for 2021. The 2021 annual period included a positive impact of $1.3 million as a result of the employee retention credit. Excluding the impact of the employee retention credit, gross profit for the year ended December 31, 2021 would have been 23.2% of revenue.

Gross profit from product sales was $7.4 million or 24.5% of revenues for 2022 compared to $4.8 million or 24.4% of revenues for 2021. The decrease in gross profit percentage resulted primarily from product mix as revenue from projection and audio equipment grew at a faster rate than our higher margin screen products and services. Costs of labor, materials, packaging and shipping also increased, partially offsetting the favorable impact of higher revenue levels.

Gross profit from service revenue was $2.1 million or 22.1% of revenues for 2022 compared to $2.5 million or 39.4% of revenues during 2021. Excluding the impact of the employee retention credits, gross profit from service revenue for 2021 would have been $1.2 million or 13.9% of revenue.

Other gross profit increased during 2022 compared to 2021 primarily due to growth in our Digital Ignition business.

Loss From Operations

Consolidated loss from operations was $2.4 million in 2022 compared to $3.1 million during 2021. Excluding the impact of employee retention credits, which favorably impacted the prior year period, loss from operations during 2021 would have been $5.1 million.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Strong Entertainment	$2,761	$2,211	$550	24.9%
Other	(736)	(718)	(18)	2.5%
Total segment operating income	2,025	1,493	532	35.6%
Unallocated administrative expenses	(4,385)	(4,593)	208	(4.5)%
Unallocated loss on disposal of assets	-	(38)	38	100.0%
Total loss from operations	$(2,360)	$(3,138)	$778	(24.8)%

The Strong Entertainment segment generated income from operations of $2.8 million in 2022 compared to $2.2 million in 2021. The increase in operating income was primarily due to the increase in revenue and gross profit discussed above, which was partially offset by the favorable impact on the prior year period of $1.3 million of employee retention credits which did not recur in the current period. In addition, there were also increases to selling and administrative expenses due to higher compensation and benefits, marketing and travel and entertainment expenses related to the increased revenue and business activity, including the startup of Strong Studios, in the current period as compared to the prior year.

During 2022, we recorded a $0.5 million loss on disposal of assets within our Other operating segment related to the digital taxi tops that were made available to Firefly through December 31, 2022. The non-cash charge of $0.5 million represented the write-off of the net book value of the digital taxi at the end of the agreement with Firefly.

Unallocated administrative expenses decreased to $4.4 million in 2022 compared to $4.6 million in 2021. Compensation and benefits expenses, including stock-based compensation expense, decreased in the current period as compared to prior year but were partially offset by the recognition of employee retention credits of $0.3 million recognized in the prior year.

Other Financial Items

Total other loss of $4.7 million during 2022 primarily consisted of a $4.5 million loss on equity holdings, primarily arising from unrealized mark to market losses, a $0.2 million adjustment to the carrying value of the SageNet Promissory Note (as defined in Note 3 to the consolidated financial statements) in connection with a prepayment, and $0.3 million of interest expense, partially offset by $0.3 million of foreign currency transaction adjustments. Total other income of $12.1 million during 2021 primarily consisted of a $12.3 million gain on equity holdings, which included a $10.6 million unrealized gain and a $1.7 million realized gain, a $0.1 million gain on our property and insurance claim for the weather-related incident at our production facility in Quebec, Canada, partially offset by $0.1 million of foreign currency transaction adjustments and $0.2 million of interest expense.

Income tax expense was approximately $0.5 million during 2022 compared to $3.2 million during 2021. Our income tax expense consisted primarily of current and deferred income tax on foreign earnings and gains and losses on equity holdings.

We recorded income of $0.4 million on our equity method holding in FGF Holdings during 2022. The year ended December 31, 2021 included a loss of $2.4 million on our equity method holdings, which consisted of approximately $1.2 million from each of FGF and GreenFirst.

As a result of the items outlined above, we generated a net loss from continuing operations of $7.2 million, or $0.37 per basic and diluted share, during 2022, compared to net income from continuing operations of $3.4 million, or $0.19 per basic and diluted share, during 2021.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows, sales of our common stock and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, equity holdings, and other general corporate activities.

We ended 2022 with total cash and cash equivalents of $3.8 million compared to cash and cash equivalents and restricted cash of $8.9 million as of December 31, 2021. Of the $3.8 million as of December 31, 2022, $0.7 million was held by our Canadian subsidiary, Strong/MDI. Strong/MDI makes intercompany loans to the U.S. parent company which do not trigger Canadian withholding taxes if they meet certain requirements. As of December 31, 2022, the parent company had outstanding intercompany loans from Strong/MDI of approximately $38.6 million. In the event those loans are not repaid, or are recharacterized as dividends to the U.S. parent company, we would be required to pay 5% Canadian withholding taxes, which have been fully accrued as of December 31, 2022.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consists of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings are due on demand by the lender and totaled $2.5 million as of December 31, 2022. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, equity holdings, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, performance of our equity holdings, our ability to manage costs and working capital successfully, any new COVID-19 related restrictions or other unforeseen disruptions of cinemas, theme parks and other entertainment venues, and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unpredictability of the COVID-19 global pandemic. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our common stock and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 12 to the consolidated financial statements for a description of our debt as of December 31, 2022.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $3.6 million during 2022 primarily due to due to increases in working capital accompanying revenue growth in the Strong Entertainment business during the current period and outflows related to selling and administrative expense, partially offset by the receipt of $1.3 million of employee retention credits. Net cash provided by operating activities from continuing operations was $1.6 million during 2021 primarily due to the operating income generated by Strong Entertainment and improvements in working capital, partially offset by cash outflows for selling and administrative expense.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $0.6 million during 2022, which consisted of a $2.0 million purchase of common stock of FGF, $0.9 million of capital expenditures and $0.5 million outflow related to the acquisition of film and television programming rights, partially offset by the $2.3 million receipt of the SageNet Promissory Note and $0.5 million of proceeds from the sale of equity securities. Net cash used in investing activities from continuing operations was $13.9 million during 2021, which consisted of a $10.0 million increase to our equity holding in GreenFirst, $2.4 million to increase our equity holding in FGF and $1.5 million of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities from continuing operations was $0.9 million during 2022, which primarily consisted of principal payments on short-term and long-term debt and finance lease obligations. Net cash provided by financing activities from continuing operations was $3.4 million during 2021, which primarily consisted of $6.3 million of net proceeds from the issuance of our common stock, partially offset by $2.8 million of principal payments on finance leases and short-term debt.

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

The following table sets forth reconciliations of net income (loss) under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Years Ended Ended December 31,
	2022				2021

	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated	Strong Entertainment	Corporate and Other	Discontinued Operations	Consolidated
Net income (loss)	$98	$(7,252)	$-	$(7,154)	$8,492	$(5,121)	$14,566	$17,937
Net income from discontinued operations	-	-	-	-	-	-	(14,566)	(14,566)
Net income (loss) from continuing operations	98	(7,252)	-	(7,154)	8,492	(5,121)	-	3,371
Interest expense (income), net	143	197	-	340	107	126	-	233
Income tax expense	369	104	-	473	2,755	481	-	3,236
Depreciation and amortization	697	700	-	1,397	910	401	-	1,311
EBITDA	1,307	(6,251)	-	(4,944)	12,264	(4,113)	-	8,151
Stock-based compensation expense	-	652	-	652	-	892	-	892
Equity method holdings loss (income)	-	(403)	-	(403)	1,150	1,221	-	2,371
Employee retention credit	-	-	-	-	(1,576)	(336)	-	(1,912)
Loss (gain) on equity holdings	2,142	2,326	-	4,468	(10,527)	(1,746)	-	(12,273)
Loss on disposal of assets and impairment charges	-	474	-	474	-	38		38
Foreign currency transaction (income) loss	(265)	1	-	(264)	67	-	-	67
Gain on property and casualty insurance recoveries	-	-	-	-	(148)	-	-	(148)
Severance and other	-	222	-	222	15	87	-	102
Adjusted EBITDA	$3,184	$(2,979)	$-	$205	$1,245	$(3,957)	$-	$(2,712)

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for 49% of 2022 consolidated net revenues. Trade accounts receivable from these customers represented 68% of net consolidated receivables at December 31, 2022. None of our customers accounted for more than 10% of both our consolidated net revenues during 2022 and our net consolidated receivables as of December 31, 2022. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

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

Film and Television Programming Rights

Commencing in March 2022, we began producing original productions and acquiring rights to films and television programming. Film and television programming rights include the unamortized costs of in-process or in-development content produced or acquired by us. Our capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead. Film and television program rights are stated at the lower of amortized cost or estimated fair value. Fair value is determined using a discounted cash flow methodology with assumptions for cash flows. Key inputs employed in the discounted cash flow methodology include estimates of ultimate revenue (as defined below) and costs, as well as a discount rate. The discount rate utilized in the valuation is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring the film and television programming rights.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

FG Group Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FG Group Holdings Inc. (formerly, Ballantyne Strong, Inc.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis-of-Matter

As summarized in Note 3 to the consolidated financial statements, the Company disposed of its Convergent operating business in February 2021. As a result of the disposition, Convergent has been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company may enter into certain contracts to sell their products and services that contain non-standard terms and conditions and multiple performance obligations. For such contracts, significant interpretation may be required to determine the appropriate accounting, including the identification of all performance obligations, determination of when performance obligations are distinct and when they should be combined, allocation of the transaction price among performance obligations in the arrangement, and the timing of the transfer of control of promised products or services.

Our assessment of management’s evaluation of the appropriate accounting for revenue recognition is significant to our audit because the revenue amounts are material to the consolidated financial statements, management’s assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area are complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We obtained an understanding of management’s significant accounting policies related to revenue from contracts with customers, and we evaluated such policies for compliance with U.S. generally accepted accounting principles.

●	We tested management’s identification of performance obligations and its assessment of whether or not the performance obligations are distinct.

●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services and the allocation of the transaction price among the identified performance obligations.

●	We tested the mathematical accuracy of management’s calculations of revenue and the related timing of revenue recognized in the consolidated financial statements.

●	We selected a sample of revenue transactions for each of the Company’s significant revenue streams, obtained the related customer agreement and performed the following procedures for each selection:

○	Examined source documents, including master agreements, customer purchase orders, shipping documents and/or other evidence of delivery, and other documentation to corroborate the arrangement with the customer.

○	Tested management’s identification and treatment of key contract terms for compliance with the Company’s revenue recognition policies.

○

Assessed the terms in the customer arrangement and evaluated the appropriateness of management’s application of the Company’s accounting policies, including its use of estimates, in the determination of revenue recognition amounts.

Accounting for Equity Investments

Critical Audit Matter Description

The Company’s equity investments comprise a significant portion of its total assets as of December 31, 2022, and management uses several methods of accounting to determine the appropriate accounting for each of its holdings based on management’s evaluation of current facts and circumstances. Significant judgment is required to determine if or when the Company has significant influence, or a controlling interest, with respect to an investee. Also, it is inherently difficult to assess the financial position, financial performance and valuation of entities that are privately held.

Our assessment of management’s determination of the appropriate accounting method and resulting valuations for the Company’s equity investments is significant to our audit because equity investments are material to the consolidated financial statements and management’s assessment process involves significant judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s equity investments included the following:

●	We obtained an understanding of management’s significant accounting policies related to equity investments, and we evaluated such policies for compliance with U.S. generally accepted accounting principles.

●	We corroborated the existence of each of the Company’s equity investments as of December 31, 2022, and evaluated management’s determination of the appropriate accounting method for each investee (i.e., fair value, equity method, cost plus) based on current facts and circumstances.

●	Tested management’s application of the accounting method to each investee, as well as management’s assessment of potential impairment to determine the accuracy of year-end balances.

●	For material purchases, exchanges or disposition of equity securities, we performed the following procedures:

○	Examined source documents corroborating the transactions, including agreements, disbursement records, brokerage statements and bank statements.

○	Recalculated any related gains and losses.

○	Assessed the impact of the transaction on the accounting method used by management to account for the equity investment.

●	For each applicable investment, reviewed management’s consideration of the applicability of variable interest entity guidance.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

March 16, 2023

FG Group Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$3,789	$8,731
Restricted cash	-	150
Accounts receivable, net	6,167	4,631
Inventories, net	3,389	3,271
Other current assets	4,871	4,992
Total current assets	18,216	21,775
Property, plant and equipment, net	12,649	6,226
Operating lease right-of-use assets	310	3,975
Finance lease right-of-use assets	666	-
Note receivable, net of current portion	-	1,667
Equity holdings	37,522	41,133
Intangible assets, net	5	69
Film and television programming rights, net	1,501	-
Goodwill	882	942
Other assets	2	22
Total assets	$71,753	$75,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,375	$4,245
Accrued expenses	5,167	2,994
Short-term debt	2,510	2,998
Current portion of long-term debt	216	23
Current portion of operating lease obligations	116	577
Current portion of finance lease obligations	117	-
Deferred revenue and customer deposits	1,787	3,292
Total current liabilities	14,288	14,129
Operating lease obligations, net of current portion	257	3,586
Finance lease obligations, net of current portion	550	-
Long-term debt, net of current portion	5,004	105
Deferred income taxes	4,851	5,594
Other long-term liabilities	105	118
Total liabilities	25,055	23,532

Commitments, contingencies and concentrations (Note 16)

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; authorized 50,000 shares; issued 22,264 and 21,286 shares at December 31, 2022 and December 31, 2021, respectively; outstanding 19,470 and 18,492 shares at December 31, 2022 and December 31, 2021, respectively	223	213
Additional paid-in capital	53,882	50,807
Retained earnings	16,437	23,591
Treasury stock, 2,794 shares at cost	(18,586)	(18,586)
Accumulated other comprehensive loss	(5,258)	(3,748)
Total stockholders’ equity	46,698	52,277
Total liabilities and stockholders’ equity	$71,753	$75,809

See accompanying notes to consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Net product sales	$30,119	$19,631
Net service revenues	11,118	7,399
Total net revenues	41,237	27,030
Cost of products sold	22,729	14,078
Cost of services	7,592	4,742
Total cost of revenues	30,321	18,820
Gross profit	10,916	8,210
Selling and administrative expenses:
Selling	2,261	1,783
Administrative	10,541	9,527
Total selling and administrative expenses	12,802	11,310
Loss on disposal of assets	(474)	(38)
Loss from operations	(2,360)	(3,138)
Other income (expense):
Interest income	7	75
Interest expense	(347)	(308)
Foreign currency transaction income (loss)	264	(67)
(Loss) gain on equity holdings	(4,468)	12,273
Other (loss) income, net	(180)	143
Total other (loss) income	(4,724)	12,116
(Loss) income from continuing operations before income taxes and equity method holdings income (loss)	(7,084)	8,978
Income tax expense	(473)	(3,236)
Equity method holding income (loss)	403	(2,371)
Net (loss) income from continuing operations	(7,154)	3,371
Net income from discontinued operations (Note 3)	-	14,566
Net (loss) income	$(7,154)	$17,937

Basic net (loss) income per share
Continuing operations	$(0.37)	$0.19
Discontinued operations	-	0.81
Basic net (loss) income per share	$(0.37)	$1.00

Diluted net (loss) income per share
Continuing operations	$(0.37)	$0.19
Discontinued operations	-	0.81
Diluted net (loss) income per share	$(0.37)	$1.00

Weighted-average shares used in computing net (loss) income per share:
Basic	19,293	18,023
Diluted	19,293	18,192

See accompanying notes to consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Years Ended December 31,
	2022	2021
Net (loss) income	$(7,154)	$17,937
Adjustment to postretirement benefit obligation
Prior service credit	(24)	(24)
Net actuarial gain (loss)	5	(34)
Total adjustment to postretirement benefit obligation	(19)	(58)
Removal of unrealized gain on available-for sale securities of equity method holding	(121)	-
Currency translation adjustment:
Unrealized net change arising during year	(1,370)	201
Total other comprehensive (loss) income	(1,510)	143
Comprehensive (loss) income	$(8,664)	$18,080

See accompanying notes to consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

($ and shares in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2020	17,596	$176	$43,713	$5,654	$(18,586)	$(3,891)	$27,066
Net income	-	-	-	17,937	-	-	17,937
Net other comprehensive income	-	-	-	-	-	143	143
Vesting of restricted stock	396	4	(84)	-	-	-	(80)
Stock option exercise	4	-	9	-	-	-	9
Issuance of common stock, net of issuance costs	3,290	33	6,277	-	-	-	6,310
Stock-based compensation expense	-	-	892	-	-	-	892
Balance at December 31, 2021	21,286	213	50,807	23,591	(18,586)	(3,748)	52,277
Net loss	-	-	-	(7,154)	-	-	(7,154)
Net other comprehensive loss	-	-	-	-	-	(1,510)	(1,510)
Vesting of restricted stock	217	2	(28)	-	-	-	(26)
Issuance of common stock	761	8	2,342	-	-	-	2,350
Issuance of warrants	-	-	109				109
Stock-based compensation expense	-	-	652	-	-	-	652
Balance at December 31, 2022	22,264	$223	$53,882	$16,437	$(18,586)	$(5,258)	$46,698

See accompanying notes to consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income from continuing operations	$(7,154)	$3,371
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Recovery of doubtful accounts	(30)	(263)
Provision for obsolete inventory	49	95
Provision for warranty	303	140
Depreciation and amortization	1,397	1,306
Amortization and accretion of operating leases	195	828
Equity method holding (income) loss	(403)	2,371
Loss (gain) on equity holdings	4,468	(10,584)
Adjustment to SageNet promissory note in connection with prepayment (Note 3)	202	-
Loss on disposal of assets	474	38
Deferred income taxes	(653)	2,511
Stock-based compensation expense	652	892
Changes in operating assets and liabilities:
Accounts receivable	(1,614)	1,126
Inventories	(309)	(1,095)
Current income taxes	329	38
Other assets	2,245	(2,072)
Accounts payable and accrued expenses	(2,054)	2,095
Deferred revenue and customer deposits	(1,476)	1,637
Operating lease obligations	(193)	(822)
Net cash (used in) provided by operating activities from continuing operations	(3,572)	1,612
Net cash provided by operating activities from discontinued operations	-	427
Net cash (used in) provided by operating activities	(3,572)	2,039

Cash flows from investing activities:
Capital expenditures	(915)	(1,527)
Acquisition of programming rights	(459)	-
Sale of equity holdings	498
Purchase of common shares of FG Financial Group, Inc. (Note 7)	(2,000)	-
Receipt of SageNet promissory note (Note 3)	2,300
Exercise of GreenFirst Forest Products, Inc. rights (Note 7)	-	(9,981)
Exercise of FG Financial Group, Inc. rights (Note 7)	-	(2,400)
Net cash used in investing activities from continuing operations	(576)	(13,908)
Net cash provided by investing activities from discontinued operations	-	12,761
Net cash used in investing activities	(576)	(1,147)

Cash flows from financing activities:
Principal payments on short-term debt	(697)	(728)
Principal payments on long-term debt	(164)	-
Proceeds from stock issuance, net of costs	-	6,310
Payments of withholding taxes related to net share settlement of equity awards	(27)	(80)
Proceeds from exercise of stock options	-	9
Payments on capital lease obligations	(36)	(2,106)
Net cash (used in) provided by financing activities from continuing operations	(924)	3,405
Net cash used in financing activities from discontinued operations	-	(155)
Net cash (used in) provided by financing activities	(924)	3,250
Effect of exchange rate changes on cash and cash equivalents	(20)	(48)
Net decrease in cash and cash equivalents and restricted cash from continuing operations	(5,092)	(8,939)
Net increase in cash and cash equivalents and restricted cash from discontinued operations	-	13,033
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,092)	4,094
Cash and cash equivalents and restricted cash at beginning of year	8,881	4,787
Cash and cash equivalents and restricted cash at end of year	$3,789	$8,881

Components of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$3,789	$8,731
Restricted cash	-	150
Total cash and cash equivalents and restricted cash	$3,789	$8,881

Supplemental disclosure of cash paid for:
Interest	$322	$308
Income taxes	$826	$715

Supplemental disclosure of non-cash investing and financing activities:
Issuance of debt, common shares, and warrants in connection with purchase of Digital Ignition building	$7,609	$-
Amount payable to Landmark Studio Group in connection with aquistion of projects (Note 8)	$1,345	$-

See accompanying notes to consolidated financial statements.

FG Group Holdings Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Business Description and Basis of Presentation

Business Description

FG Group Holdings Inc. (previously Ballantyne Strong, Inc.) (“FG Group Holdings,” or the “Company”), a Nevada corporation, is a holding company with business operations in the entertainment industry and holdings in public and privately held companies. The Company historically has conducted a large portion of its operations primarily through its Strong Entertainment operating segment, which manufactures and distributes premium large format projection screens and provides technical support services and other related products and services to the cinema exhibition industry, theme parks, schools, museums and other entertainment-related markets. Strong Entertainment also distributes and supports third party products, including digital projectors, servers, library management systems, menu boards and sound systems. The Company also operates its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. In addition, the Company holds minority equity positions in three companies.

In March 2022, the Company launched Strong Studios, Inc., (“Strong Studios”) with the goal of expanding Strong Entertainment to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging and expanding our existing relationships in the industry.

The Company announced plans to establish the Strong Entertainment business as a separate publicly listed company. Following the planned separation, the operations of the Strong Entertainment operating segment are expected to become part of a newly established British Columbia corporation, Strong Global Entertainment, Inc. (“Strong Global Entertainment”). Strong Global Entertainment has filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) and intends to commence an initial public offering of its common shares during 2023 to raise additional capital to support its growth plans. If successful, the Company expects to apply to have the Strong Global Entertainment common shares trade on the NYSE American under the ticker symbol “SGE” following the initial public offering, and the Company would expect to continue to be the majority shareholder of Strong Global Entertainment.

Effective December 23, 2022, the Company changed its name from Ballantyne Strong, Inc. to FG Group Holdings Inc. by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. Also effective December 23, 2022, the Company changed its corporate domicile from Delaware to Nevada by merging with and into a newly-formed corporation, FG Group Holdings Inc. (Nevada), which was incorporated in the State of Nevada for that purpose, pursuant to that certain Agreement and Plan of Merger dated October 19, 2022, and is now known as FG Group Holdings Inc., a Nevada corporation.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2022 or December 31, 2021.

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

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of December 31, 2022, $0.7 million of the $3.8 million in cash and cash equivalents was held by our foreign subsidiary.

Restricted Cash

Restricted cash represented amounts held in a collateral account for the Company’s corporate travel and purchasing credit card program. During 2022, the Company switched its corporate travel and purchasing credit card program and is no longer required to maintain a collateral account.

Equity Holdings

The Company accounts for its equity holdings using the equity method, at cost, or at fair value depending on the facts and circumstances related to each individual holding. The Company applies the equity method of accounting to its holdings when it has significant influence, but not controlling interest, in the entity. Judgment regarding the level of influence over each equity method holding includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income or loss resulting from these equity holdings is reported under the line item captioned “equity method holding loss” in our consolidated statements of operations. The Company’s equity method holding is reported at cost and adjusted each period for the Company’s share of the entity’s income or loss and dividends paid, if any. The Company’s share of the entity’s income or loss is recorded on a one quarter lag for all equity method holdings. The Company classifies distributions received from equity method holdings using the cumulative earnings approach on the consolidated statements of cash flows.

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

The Company assesses its equity holdings for impairment whenever events or changes in circumstances indicate that the carrying value of an equity holding may not be recoverable. Management reviewed the underlying net assets of the Company’s equity method holding as of December 31, 2022 and determined that the Company’s proportionate economic interest in the entity indicates that the equity holding was not impaired. There were no observable price changes in orderly transactions for an identical or similar holding or security of the Company’s Cost Method Holding during 2022. The carrying value of our equity method, Fair Value Holdings and Cost Method Holdings is reported as “equity holdings” on the consolidated balance sheets. Notes 3 and 7 contain additional information on our equity method, Fair Value Holdings and Cost Method Holdings.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. The accounts receivable balances on the consolidated balance sheets are net of an allowance for doubtful accounts of $0.4 million and $0.6 million as of December 31, 2022 and 2021, respectively. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

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

The following table details a roll-forward of the inventory reserve during 2022 (in thousands):

Inventory reserve balance at December 31, 2021	$467
Inventory write-offs during 2022	(59)
Provision for inventory reserve during 2022	49
Reserve adjustments during 2022	29
Inventory reserve balance at December 31, 2022	$486

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

Due to the inherent uncertainties involved in making such estimates of Ultimate Revenues and expenses, these estimates may differ from actual results. In addition, in the normal course of our business, some films and titles will be more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its Ultimate Revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. An increase in the estimate of Ultimate Revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of Ultimate Revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. The Company has not incurred any of these write-downs.

An impairment charge would be recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of capitalized costs may be required because of changes in management’s future revenue estimates.

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

Goodwill was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed for the year ended December 31, 2022 and it was determined that no events had occurred that would indicate an impairment was more likely than not.

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

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, and are included within administrative expenses on the consolidated statements of operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively, and are included within selling expenses on the consolidated statements of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2022 and 2021.

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,789	$-	$-	$3,789
Fair value method holding	16,792	-	-	16,792
Total	$20,581	$-	$-	$20,581

Fair values measured on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,731	$-	$-	$8,731
Restricted cash	$150
Fair value method holding	22,467	-	-	22,467
Total	$31,348	$-	$-	$31,198

The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. Based on a combination of the cash on hand as well as quoted market prices of the securities held by FGF Holdings (as defined below), the liquidation value of the Company’s equity method holding was $8.1 million at December 31, 2022 (see Note 7).

All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).

(Loss) Income Per Common Share

Basic (loss) income per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported net income from continuing operations, diluted net income per share has been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to potential common shares from dilutive stock options and certain non-vested restricted stock units. In periods when the Company reported a net loss from continuing operations, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods.

A total of 136,055 common stock equivalents related to stock options and restricted stock units were excluded for the year ended December 31, 2022 as their inclusion would be anti-dilutive, thereby decreasing the net loss per share.

In addition, options to purchase 489,500 and 339,500 shares of common stock were outstanding as of December 31, 2022 and December 31, 2021, respectively, but were not included in the computation of diluted income (loss) per share as the options’ exercise prices were greater than the average market price of the common shares for each year.

Stock Compensation Plans

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory in 2022 and 2021.

Post-Retirement Benefits

The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet, measures the plan’s assets and its obligations that determine its funded status as of each consolidated balance sheet date and recognizes the changes in the funded status through comprehensive income (loss) in the year in which the changes occur.

Foreign Currency Translation

For the Company’s foreign subsidiary, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of the foreign subsidiary are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of the Company’s foreign subsidiary are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive loss within the consolidated statements of comprehensive (loss) income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as incurred. If the Company disposes of its holding in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive loss would be recognized as part of the gain or loss on disposition.

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

	2022	2021
Warranty accrual at beginning of year	$136	$79
Charged to expense	299	141
Claims paid, net of recoveries	(117)	(85)
Foreign currency adjustment	(9)	1
Warranty accrual at end of year	$309	$136

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

On February 1, 2021, the Company entered into an Equity Purchase Agreement (together with the other related documents defined therein, the “Purchase Agreement”), and closed the transactions contemplated by the Purchase Agreement, with SageNet LLC (“SageNet”). Pursuant to the Purchase Agreement, a subsidiary of Ballantyne Strong sold 100% of the issued and outstanding limited liability company membership interests (the “Equity Interests”) in Convergent, LLC (“Convergent”) to SageNet. The purchase price for the Equity Interests (the “Purchase Price”) pursuant to the Purchase Agreement was (i) $15.0 million in cash and (ii) $2.5 million in the form of a subordinated promissory note delivered by SageNet in favor of the Company (the “SageNet Promissory Note”). Per the terms of the SageNet Promissory Note, the Company would receive twelve consecutive equal quarterly payments of principal, plus accrued interest thereon, commencing on March 31, 2022. The Company has elected to record the SageNet Promissory Note using its historical cost basis. Additionally, a portion of the Purchase Price was placed in escrow by SageNet, the release of which is contingent upon certain events and conditions specified in the Purchase Agreement. The Purchase Price is also subject to adjustment based on closing working capital of Convergent. As additional consideration, SageNet also assumed approximately $5.7 million of third-party debt of Convergent, bringing the total enterprise value for Convergent’s equity interests to approximately $23.2 million. The Company recorded a gain of $14.9 million during the first quarter of 2021 related to the sale of Convergent. In January 2022, the Company entered into an amendment to the SageNet Promissory Note. Pursuant to the terms of the amendment, the Company received a prepayment of $2.3 million plus accrued interest. As a result of the prepayment, all terms of the SageNet Promissory Note have been satisfied.

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

As of September 30, 2022, the Company held approximately $5.7 million of Firefly Series B-1 Shares and $7.2 million of Firefly Series B-2 Shares.

In August 2020, the Company entered into a Master Services Agreement (the “Master Services Agreement”) with Firefly, pursuant to which Ballantyne Strong agreed to provide certain support services to Firefly, including remote equipment monitoring and diagnostics of screens, until no later than December 31, 2022, and to provide transition advertising instruction and integration services, content management services, ad-hoc reporting and analysis, wireless service, advertising content management services, and mapping data until no later than six months from closing. As consideration for entering into the Master Services Agreement, the Company received $2.0 million in cash consideration which the Company recognized as revenue ratably through the end of 2022.

The major line items constituting the net income from discontinued operations are as follows (in thousands):

	Year Ended December 31, 2021
	Convergent	Strong Outdoor	Total
Net revenues	$1,472	$-	$1,472
Cost of revenues	746	-	746
Gross profit	726	-	726
Selling and administrative expenses	1,241	-	1,241
Loss on disposal of assets	-	-	-
(Loss) income from operations	(515)	-	(515)
Gain on Convergent transaction	14,814	-	14,814
Gain on Firefly transaction	-	-	-
Other income (expense)	195	-	195
Income from discontinued operations	14,494	-	14,494
Income tax benefit	72	-	72
Total net income from discontinued operations	$14,566	$-	$14,566

4. Revenue

The following tables disaggregate the Company’s revenue by major source for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$12,799	$-	$12,799	$9,292	$-	$9,292
Digital equipment sales	13,245	-	13,245	8,264	-	8,264
Extended warranty sales	347	-	347	250	-	250
Other product sales	3,728	-	3,728	1,825	-	1,825
Total product sales	30,119	-	30,119	19,631	-	19,631
Field maintenance and monitoring services	6,797	-	6,797	5,113	-	5,113
Installation services	1,889	-	1,889	987	-	987
Production services	914	-	914	-	-	-
Other service revenues	148	1,370	1,518	155	1,144	1,299
Total service revenues	9,748	1,370	11,118	6,255	1,144	7,399
Total	$39,867	$1,370	$41,237	$25,886	$1,144	$27,030

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$34,513	$139	$34,652	$22,218	$40	$22,258
Over time	5,354	1,231	6,585	3,668	1,104	4,772
Total	$39,867	$1,370	$41,237	$25,886	$1,144	$27,030

At December 31, 2022, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.5 million. The Company expects to recognize $0.6 million of unearned revenue amounts during 2023 and immaterial amounts during 2024-2026. The amount expected to be recorded during 2023 includes $0.1 million related to long-term projects that the Company’s uses the percentage-of- completion method to recognize revenue.

5. Inventories

	December 31, 2022	December 31, 2021
Raw materials and components	$1,826	$1,680
Work in process	279	399
Finished goods	1,284	1,192
	$3,389	$3,271

The inventory balances are net of reserves of approximately $0.5 million as of both December 31, 2022 and December 31, 2021. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for 2022 is provided in Note 2.

6. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$2,341	$51
Buildings and improvements	12,756	6,886
Machinery and other equipment	4,786	5,992
Office furniture and fixtures	860	837
Construction in progress	11	393
Total properties, cost	20,754	14,159
Less: accumulated depreciation	(8,105)	(7,933)
Property, plant and equipment, net	$12,649	$6,226

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

Depreciation expense approximated $1.3 million and $1.0 million for the years ended December 31, 2022 and December 31, 2021, respectively.

7. Equity Holdings

The following summarizes our equity holdings (dollars in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holdings
FG Financial Holdings, LLC	$7,832	47.2%	$-
FG Financial Group, Inc.	-		5,549	25.2%
Total Equity Method Investments	7,832		5,549

Fair Value Method Holding
GreenFirst Forest Products Inc.	16,792	8.4%	22,467	8.0%

Cost Method Holding
Firefly Systems, Inc.	12,898		13,117
Total Equity Holdings	$37,522		$41,133

The following summarizes the income (loss) of equity method holdings reflected in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Entity
FG Financial Group, Inc.	$(2,578)	$(1,221)
FG Financial Holdings, LLC	2,981	-
GreenFirst Forest Products Inc.	-	(1,150)
Total	$403	$(2,371)

Equity Method Holding

FG Financial Group, Inc. (“FGF”) is a publicly-traded reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (each, a “SPAC”) and SPAC sponsor-related businesses.

In June 2022, FGF announced the closing of a public offering of common stock of 2,750,000 shares at a price of $1.58. The Company participated in the public offering and purchased 1,265,822 shares of FGF common stock. Following the purchase, the Company’s FGF holdings total approximately 2.9 million shares of FGF common stock.

The Company’s Chairman, D. Kyle Cerminara, is the chairman of the board of directors of FGF. Mr. Cerminara is affiliated with entities that, when combined with the Company’s ownership in FGF, own greater than 50% of FGF. Since FGF does not depend on the Company for continuing financial support to maintain operations, the Company has determined that FGF is not a variable interest entity, and therefore, the Company is not required to determine the primary beneficiary of FGF for potential consolidation. The Company did not receive dividends from FGF during the year ended December 31, 2022 or 2021.

FG Financial Holdings, LLC (“FGF Holdings”) is a limited liability company formed under the Delaware Limited Liability Company Act. The Company is a member of FGF Holdings and contributed its 2.9 million shares of FGF common stock to FGF Holdings on September 12, 2022. In consideration of its contribution to FGF Holdings, the Company was issued Series B Common Interests of FGF Holdings and 50% of the voting power over FGF Holdings. The members of FGF Holdings agreed that the powers of FGF Holdings shall be exercised by, or under the authority of, its managers. FGF Holdings has two managers, one of which was appointed by the Company. The Company designated its Chairman, D. Kyle Cerminara, to serve as a manager of FGF Holdings. The managers of FGF Holdings, acting unanimously, have the right, power and authority on behalf of FGF Holdings and in its name to execute documents or other instruments and exercise all of the rights, power and authority of FGF Holdings. Allocations of profits and losses and distributions of cash are made in accordance with the terms of the FGF Holdings operating agreement.

The Company has the ability to significantly influence FGF Holdings through its 50% voting power but does not maintain a controlling interest. Accordingly, the Company applied the equity method of accounting to its interest in FGF Holdings. The Company accounted for the transfer of the 2.9 million shares of FGF common stock to FGF Holdings as a change in interest and recognized a gain of $0.9 million during the third quarter of 2022, which was included in the equity method holding income on the consolidated statements of operations.

The Company is able to determine the value of its equity method holding in FGF Holdings using the quoted market prices of FGF common and preferred shares. Accordingly, the Company no longer needs to elect to recognize the results of its equity method holding in FGF Holdings in its statement of operations on a one-quarter lag.

Based on quoted market prices of the assets held by FGF Holdings, as well as the liabilities and cash balance on hand, the liquidation value of the Company’s LLC interest in FGF Holdings was approximately $8.1 million as of December 31, 2022.

As of December 31, 2022, the Company’s retained earnings included an accumulated deficit from its equity method holdings of approximately $6.0 million.

Fair Value Method Holding

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. In April 2021, GreenFirst announced that it had entered into an asset purchase agreement pursuant to which it would acquire a portfolio of forest and paper product assets (the “GreenFirst Acquisition”). The Company’s Chairman, Mr. Cerminara, served as a member of the board of directors of GreenFirst from June 2016 to October 2021, and was also appointed Chairman of GreenFirst from June 2018 to June 2021. Prior to the closing of the GreenFirst Acquisition, the Company held a 20.7% ownership position in GreenFirst. The Company’s 20.7% ownership of GreenFirst, combined with Mr. Cerminara’s board seat, provided the Company with significant influence over GreenFirst, but not a controlling interest. Accordingly, the Company applied the equity method of accounting to its equity holding in GreenFirst. Following the GreenFirst Acquisition and GreenFirst’s issuance of additional common shares, the Company’s ownership percentage decreased to 8.6%. As a result, the Company is no longer able to exercise significant influence over GreenFirst and the equity holding in GreenFirst no longer qualifies for equity method accounting. As a result of applying the fair value method of accounting, the Company recorded a loss on equity holdings of approximately $4.5 million during 2022, of which $4.4 million was an unrealized loss and $0.1 million was a realized loss. During 2021, a gain on equity holdings of $12.3 million, of which $10.6 million was unrealized and $1.7 million was realized. The Company did not receive dividends from GreenFirst during the year ended December 31, 2022 or 2021. Based on quoted market prices, the fair value of the Company’s ownership in GreenFirst was $16.7 million as of December 31, 2022.

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

8. Film and Television Programming Rights, Net

	December 31, 2022	December 31, 2021
Television series in development	$1,308	$-
Films in development	193	-
Total	$1,501	$-

The Company has not yet commenced amortization of the projects as they were still in development at December 31, 2022.

A rollforward of film and television programming rights, net for year ended December 31, 2022 is as follows (in thousands):

Balance at December 31, 2021	$-
In-process projects acquired from Landmark	1,670
Warrant to be issued to Landmark	364
Expenditures on in-process projects	459
Reclass from other assets	124
Reclass of reimbursable costs associated with Safehaven	(1,116)
Balance at December 31, 2022	$1,501

On March 3, 2022, Strong Studios acquired, from Landmark Studio Group LLC (“Landmark”), the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, none of which have, as yet, produced revenue. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development, including $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the initial public offering of Strong Global Entertainment, a warrant to purchase up to 150,000 common shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the initial public offering, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s common shares in the initial public offering (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares. In the event that an initial public offering of the Company does not occur within a specified time, Landmark would have the right to surrender the warrant in exchange for 2.5% ownership in Strong Studios.

As a condition precedent to entry into the AA Agreement, Strong Studios agreed to enter into distribution agreements for the AA Projects (the “AA Distribution Agreements”) with Screen Media Ventures, LLC (“SMV”). Pursuant to the AA Distribution Agreements, SMV agreed to purchase the global distribution rights to Safehaven for $6.5 million and Flagrant for $2.5 million upon delivery of each project. In January 2023, Strong Studios amended its agreement with SMV resulting in Strong Studios retaining the worldwide global distribution rights for the Flagrant series and releasing SMV from the obligation to purchase the distribution rights for the series.

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

Strong Studios allocated $1.0 million of the $1.7 million acquisition price to Safehaven and incurred an additional $0.1 million of development costs during 2022. Strong Studios transferred the $1.1 million in intellectual property representing the rights and assets related to Safehaven and Safehaven 2022 agreed to reimburse Strong Studios $1.1 million for those costs following payment of any senior secured debt and prior to any profit participations or equity distributions. Safehaven 2022 reimbursed the $0.1 million of development costs incurred by Strong Studios, and the remaining $1.0 million payable to Strong Studios represents an obligation of Safehaven 2022 to Strong Studios and is not contingent on any specific event. Accordingly, the Company has classified the amount due from Safehaven 2022 as a receivable within other current assets on its consolidated balance sheet as of December 31, 2022. Strong Studios expects Safehaven 2022 to reimburse the acquisition cost allocated to the project based on its ultimate expected revenues and profits from the exploitation of the project. Safehaven 2022 will begin to generate revenue and expenses upon delivery of the completed Safehaven series to SMV, which is expected to occur in mid-2023. The $6.5 million minimum guarantee is due and payable to Safehaven 2022 in installments of 25% upon delivery and acceptance, 25% three months thereafter, and the remaining 50% six months thereafter. Upon delivery and acceptance, Safehaven 2022 expects to recognize $6.5 million in initial revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. Safehaven 2022 is an equity method holding and the Company will reflect its proportionate share of the net periodic profit and loss of Safehaven 2022 as equity method income (loss) during each reporting period.

Safehaven 2022 entered into a Loan and Security Agreement with Bank of Hope to provide interim production financing for the Safehaven production, secured by the Landmark distribution agreement. Safehaven 2022 is the sole borrower and guarantor under the loan agreement. As of December 31, 2022, Safehaven 2022 had borrowed $9.4 million under the facility for production costs incurred to that date. Safehaven 2022 has also received working capital advances of $0.6 million from Strong Studios. Strong Studios expects Safehaven 2022 to reimburse the working capital advances in the second half of 2023.

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

Safehaven 2022 did not record any income or expense during 2022 because all costs incurred by Safehaven 2022 were related to the in-process production and have been capitalized. Upon delivery and acceptance of the project, Safehaven 2022 expects to recognize revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. A summary of the balance sheet of Safehaven 2022 as of December 31, 2022, is as follows (in thousands):

Cash	$117
Television programming rights	10,890
Other assets	59
Total assets	$11,066

Accounts payable and accrued expenses	$25
Due to Strong Studios	1,625
Debt	9,416
Equity	-
Total liabilities and equity	$11,066

9. Goodwill

All of the Company’s goodwill is related to the Strong Entertainment segment. The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2021	$942
Foreign currency translation adjustment	(60)
Balance as of December 31, 2022	$882

10. Accrued Expenses

The major components of current accrued expenses are as follows (in thousands):

	December 31, 2022	December 31, 2021
Employee-related	$1,438	$1,538
Film and television programming rights	1,709	-
Legal and professional fees	822	524
Warranty obligation	309	136
Interest and taxes	653	385
Post-retirement benefit obligation	15	6
Other	221	405
Total	$5,167	$2,994

The major components of other long-term liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Post-retirement benefit obligation	$99	$108
Deferred revenue	6	10
Total	$105	$118

11. Income Taxes

(Loss) income from continuing operations before income taxes consists of (in thousands):

	Years Ended December 31,
	2022	2021
United States	$(7,956)	$(4,758)
Foreign	1,275	11,365
Total	$(6,681)	$6,607

Income tax expense from continuing operations consists of (in thousands):

	Years Ended December 31,
	2022	2021
Federal:
Current	$-	$-
Deferred	-	-
Total	-	-
State:
Current	22	46
Deferred	-	-
Total	22	46
Foreign:
Current	1,173	713
Deferred	(722)	2,477
Total	451	3,190
Total	$473	$3,236

Income tax expense from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax (loss) income from continuing operations as follows (in thousands):

	Years Ended December 31,
	2022	2021
Expected federal income tax expense (benefit)	$(1,403)	$1,388
State income taxes, net of federal benefit	(662)	36
Foreign tax rate differential	71	625
Change in state tax rate	(303)	(713)
Change in valuation allowance	2,568	2,084
GILTI inclusion	-	213
Return to provision	61	(314)
Foreign dividend inclusion	69	438
Deferred tax adjustments	15	(333)
Other	57	(188)
Total	$473	$3,236

Deferred tax assets and liabilities were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Deferred revenue	$110	$415
Non-deductible accruals	79	115
Inventory reserves	124	217
Stock compensation expense	587	889
Warranty reserves	81	35
Uncollectible receivable reserves	68	100
Net operating losses	5,888	8,561
Fair value adjustment to notes receivable	-	546
Tax credits	1,699	1,699
Disallowed interest expense	1,460	873
Equity in income of equity method holdings	13	(1,262)
Other	162	340
Total deferred tax assets	10,271	12,528
Valuation allowance	(11,645)	(13,640)
Net deferred tax assets after valuation allowance	(1,374)	(1,112)
Deferred tax liabilities:
Depreciation and amortization	544	1,618
Cash repatriation	2,933	2,864
Total deferred tax liabilities	3,477	4,482
Net deferred tax liability	$(4,851)	$(5,594)

During the year ended December 31, 2021, the Company sold its Convergent business segment. See Note 3 for additional details. The tax expense/benefit for these business segments have been allocated to discontinued operations; however, the Company has sufficient net operating losses to offset taxable income/loss from these discontinued operations, all of which is offset by a valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $11.6 million and $13.6 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2022 and 2021, respectively. The overall change in valuation allowance was a reduction of $2.1 million; however some changes in valuation allowance were allocated to discontinued operations. The effective tax rate above relates only to continuing operations.

The Company recorded a deferred tax liability related to withholding tax on the repatriation of earnings from its Canadian subsidiary of $2.9 million as of both December 31, 2022 and December 31, 2021.

A provision of Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During the year ended December 31, 2022, the Company did not incur any additional taxable income as a result of this provision. The Company is electing the GILTI High Tax Exclusion.

The Company’s gross net operating loss carryforwards for Federal tax purposes total approximately $19.7 million and $35.5 million at December 31, 2022 and 2021 respectively, expiring at various times in 2033 through 2037 for Federal losses generated through December 31, 2017. Though the Company incurred a taxable loss for the year ended December 31, 2022, gross net operating loss carryforwards decreased due to the sale of Convergent. The Federal and state losses previously allocated to Convergent are no longer available to the Company to offset future taxable income. Therefore, the related deferred tax asset and offsetting valuation allowance has been removed. As a result of the 2017 Tax Act, all Federal net operating losses that are generated beginning January 1, 2018 and beyond will carryforward indefinitely. The Company has foreign tax credit carryforwards of approximately $1.7 million as of December 31, 2022, that expire in 2024. Utilization of these losses may be limited in the event certain changes in ownership occur.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2019, 2020 and 2021. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of income tax expense in the consolidated statements of operations and were not material for the years ended December 31, 2022 and 2021. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2022 and 2021.

12. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Short-term debt:
Strong/MDI 20-year installment loan	$2,289	$2,682
Strong/MDI 5-year equipment loan	221	316
Total short-term debt	$2,510	$2,998

Long-term debt:
Tenant improvement loan	$162	$128
Digital Ignition building loan	5,105	-
Total long-term debt	$5,267	$128
Less: current portion	(216)	(23)
Less: deferred debt issuance costs, net	(47)	-
Long-term debt, net of current portion and deferred debt issuance costs, net	$5,004	$105

	December 31, 2022	December 31, 2021
Deferred debt issuance costs	$56	$-
Less: accumulated amortization	(9)	-
Deferred debt issuance costs, net	$47	$-

Estimated future amortization expense of deferred debt issuance costs is as follows (in thousands):

2023	$11
2024	11
2025	11
2026	11
2027	3
Thereafter	-
Total	$47

Strong/MDI Installment Loans

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with a bank consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consists of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20- year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by the lender. Amounts outstanding under the installment loans bear interest at the lender’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million. As of December 31, 2022, there was CAD$3.1 million, or approximately $2.3 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 6.95%. As of December 31, 2022, there was CAD$0.3 million, or approximately $0.2 million, of principal outstanding on the 5-year installment loan, which also bears variable interest at 6.95%. Strong/MDI was in compliance with its debt covenants as of December 31, 2022.

In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization.

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

Digital Ignition Building Loan

As discussed in Note 6, in January 2022 the Company purchased a parcel of land with buildings and improvements in Alpharetta, Georgia. In connection with the purchase of the land and building, the Company entered into a Commercial Loan Agreement (the “Loan Agreement”) with Community First Bank (the “Lender”), dated February 1, 2022. Pursuant to the Loan Agreement, the Lender agreed to lend the Company approximately $5.3 million (the “Loan Amount”), and the Borrower agreed to repay the Loan Amount pursuant to the terms of a promissory note (the “Note”).

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at December 31, 2022 are as follows (in thousands):

	Tenant Improvement Loan	Digital Ignition Building Loan	Total
2023	$36	180	$216
2024	38	187	225
2025	39	195	234
2026	42	203	245
2027	7	4,340	4,347
Thereafter	-	-	-
Total	$162	$5,105	$5,267

13. Stock Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.7 million and $0.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.

The Company’s 2017 Omnibus Equity Compensation Plan (“2017 Plan”) was approved by the Company’s stockholders and provides the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. On December 17, 2019, the Company’s stockholders approved the amendment and restatement of the 2017 Plan to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan by 1,975,000 shares and (ii) extend the expiration date of the 2017 Plan by approximately two years, until October 27, 2029. As of December 31, 2022, 2,312,911 shares were available for issuance under the amended and restated 2017 Plan.

Stock Options

The following table summarizes stock option activity for 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	659,500	$3.68	6.6	$187
Granted	-
Exercised	-
Forfeited	(12,000)	1.60
Expired	(8,000)	3.54
Outstanding at December 31, 2022	639,500	$3.72	5.6	$127
Exercisable at December 31, 2022	464,000	$4.09	5.2	$57

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

The Company did not grant stock options during the years ended December 31, 2022 and December 31, 2021. As of December 31, 2022, 175,500 stock option awards were non-vested. Unrecognized compensation costs related to all stock options outstanding amounted to $0.1 million at December 31, 2022, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Shares and Restricted Stock Units

The following table summarizes restricted stock unit activity for 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	314,079	$2.45
Granted	120,829	2.40
Shares vested	(227,974)	2.78
Shares forfeited	-
Non-vested at December 31, 2022	206,934	$2.06

The Company awarded a total of 120,829 and 122,609 restricted stock units to its board of directors during the years ended December 31, 2022 and 2021, respectively. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2022 and 2021 was $2.48 and $3.00, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2022 and 2021 was $0.6 million and $0.4 million, respectively.

As of December 31, 2022, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.2 million, which is expected to be recognized over a weighted average period of 0.6 years.

14. Compensation and Benefit Plans

Retirement Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) for all eligible employees. Pursuant to the provisions of the Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Year Ended
	December 31, 2022	December 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$37	$3
Interest on lease liabilities	12	292
Operating lease cost	243	882
Short-term lease cost	53	56
Sublease income	(32)	(335)
Net lease cost	$313	$898

Other information	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12	$292
Operating cash flows from operating leases	$202	$819
Financing cash flows from finance leases	$36	$2,106
Right-of-use assets obtained in exchange for new operating lease liabilities	$97	$291
Right-of-use assets obtained in exchange for new finance lease liabilities	$703	$-

As of December 31, 2022
Weighted-average remaining lease term - finance leases (years)	1.9
Weighted-average remaining lease term - operating leases (years)	3.6
Weighted-average discount rate - finance leases	4.9%
Weighted-average discount rate - operating leases	3.6%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of December 31, 2022 (in thousands):

	Operating Leases	Finance Leases
2023	$131	$170
2024	101	170
2025	79	403
2026	81	16
2027	14	5
Thereafter	-	-
Total lease payments	406	764
Less: Amount representing interest	(33)	(97)
Present value of lease payments	373	667
Less: Current maturities	(116)	(117)
Lease obligations, net of current portion	$257	$550

16. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 49% of 2022 consolidated net revenues. Trade accounts receivable from these customers represented approximately 68% of net consolidated receivables at December 31, 2022. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during 2022 and its net consolidated receivables as of December 31, 2022. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of December 31, 2022, the Company has a loss contingency reserve of approximately $0.2 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. During 2022 and the first quarter of 2023, the Company settled three cases, which resulted in payments totaling $53 thousand. When appropriate, the Company may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

	Years Ended December 31,
	2022	2021
	(in thousands)
Net revenues
Strong Entertainment	$39,867	$25,886
Other	1,370	1,144
Total net revenues	41,237	27,030

Gross profit
Strong Entertainment	9,546	7,283
Other	1,370	927
Total gross profit	10,916	8,210

Operating income (loss)
Strong Entertainment	2,761	2,211
Other	(736)	(718)
Total segment operating income	2,025	1,493
Unallocated administrative expenses	(4,385)	(4,593)
Unallocated loss on disposal of assets	-	(38)
Loss from operations	(2,360)	(3,138)
Other (loss) income, net	(4,724)	12,116
(Loss) income from continuing operations before income taxes and equity method holding income (loss)	$(7,084)	$8,978

	Years Ended December 31,
	2022	2021
	(in thousands)
Capital expenditures:
Strong Entertainment	$253	$394
Other	662	1,133
Total capital expenditures from continuing operations	$915	$1,527

Depreciation, amortization and impairment:
Strong Entertainment	$697	$907
Other	700	399
Total depreciation, amortization and impairment from continuing operations	$1,397	$1,306

(In thousands)	December 31, 2022	December 31, 2021
Identifiable assets
Strong Entertainment	$35,392	$38,518
Corporate assets	36,361	37,291
Total	$71,753	$75,809

Summary by Geographical Area

	Years December 31,
(In thousands)	2022	2021
Net revenues
United States	$35,869	$22,462
Canada	1,622	1,600
China	327	454
Mexico	20	16
Latin America	592	424
Europe	1,076	537
Asia (excluding China)	809	992
Other	922	545
Total	$41,237	$27,030

(In thousands)	December 31, 2022	December 31, 2021
Identifiable assets
United States	$51,423	$46,585
Canada	20,330	29,224
Total	$71,753	$75,809

Net revenues by business segment are to unaffiliated customers. Net revenues by geographical area are based on destination of sales. Identifiable assets by geographical area are based on location of facilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2023 annual meeting of the Company’s stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age and business experience of each director are reported as of December 31, 2022.

D. Kyle Cerminara, age 45, has served as a director of FG Group Holdings since February 2015 and the Chairman of the Company’s Board of Directors since May 2015. Mr. Cerminara previously served as the Company’s Chief Executive Officer from November 2015 to April 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012 and serves as its Chief Executive Officer. Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology, communication, and real estate sectors, including FG Financial Group, Inc. (NASDAQ: FGF), which operates as a diversified reinsurance and investment management company, since December 2016; BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, since July 2015; FG Group Holdings, since February 2015; Firefly Systems Inc., a venture- backed digital advertising company, since August 2020; and FG Communities, Inc., a real estate management company focused on preserving and improving affordable housing, since July 2022. Mr. Cerminara is President and will serve as a director of FG New America Acquisition II Corp., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries, and he is also the chairperson of the board of directors of FG Acquisition Corp. (TSX: FGAA-U.TO), a Canadian special purpose acquisition company which is focused on searching for a target company in the financial services sector. In addition, Mr. Cerminara has served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, since February 2022. Mr. Cerminara was appointed Chairman of FG Financial Group, Inc. in May 2018 and served as its Principal Executive Officer from March 2020 to June 2020. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty, (NYSE: HGTY) a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Mr. Cerminara has served as the Chairman of FG Group Holdings since May 2015 and previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara was the Chairman of BK Technologies Corporation from March 2017 until April 2020. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020. Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price (NASDAQ: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara brings to the Board of Directors the perspective of the Company’s largest stockholder. He also has extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies, and operational experience as our former Chief Executive Officer, which qualify him to serve on our Board of Directors.

William J. Gerber, age 64, has served as a director of FG Group Holdings since May 2015. Mr. Gerber served as Chief Financial Officer of TD Ameritrade Holding Corporation (Nasdaq: AMTD) (“TD Ameritrade”), a provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors, from October 2006 to October 2015. In May 2007, he was named Executive Vice President of TD Ameritrade. In his role as Chief Financial Officer, he oversaw investor relations, business development, certain treasury functions and finance operations, including accounting, business planning and forecasting, external and internal reporting, tax and competitive intelligence. From May 1999 until October 2006, he served as the Managing Director of Finance at TD Ameritrade, during which time he played a significant role in evaluating merger and acquisition opportunities. Prior to joining TD Ameritrade, he served as Vice President of Acceptance Insurance Companies, Inc. (“Acceptance”), where he was responsible for all aspects of mergers and acquisitions, investment banking activity, banking relationships, investor communications and portfolio management. Prior to joining Acceptance, Mr. Gerber spent eight years with Coopers & Lybrand, now known as PricewaterhouseCoopers, serving as an audit manager primarily focusing on public company clients. Mr. Gerber was named to Institutional Investor Magazine’s All-America Executive Team as one of the top three CFOs in the Brokerage, Asset Managers and Exchanges category (2012 and 2013). He was also named a member of the CNBC CFO Council (2013 and 2014). Since January 2017, he has served on the Board of Directors of Northwestern Mutual Series Fund, Inc., a mutual fund company. He has also served on the Board of Directors of the U.S. holding company for the Royal Bank of Canada since July 2016 and Streck, Inc., a privately held company, since March 2015. He previously served on the Boys Town National Board of Trustees and the Board of Directors for CTMG Inc., a privately held pharmaceutical testing company. Mr. Gerber holds a B.B.A. in Accounting from the University of Michigan. Mr. Gerber is also a Certified Public Accountant in the State of Michigan. Mr. Gerber served as Executive Vice President and Chief Financial Officer of TD Ameritrade, an online brokerage business, for more than eight years and has extensive financial experience, bringing valuable skills to our Board of Directors.

Charles T. Lanktree, age 73, has served as a director of FG Group Holdings since May 2015. Since January 2022, Mr. Lanktree has served as an advisor to Eggland’s Best, LLC, a joint venture between Eggland’s Best, Inc. and Land O’Lakes, Inc. distributing nationally branded eggs. Mr. Lanktree served as Chief Executive Officer of Eggland’s Best, LLC from 2012 to December 2021 and also served as its President from 2012 to 2018. From 1997 to December 2021, Mr. Lanktree served as President and Chief Executive Officer of Eggland’s Best, Inc., a franchise-driven consumer egg business, where he previously served as the President and Chief Operating Officer from 1995 to 1996 and Executive Vice President and Chief Operating Officer from 1990 to 1994. Mr. Lanktree served on the Board of Directors of Eggland’s Best, Inc. and several of its affiliates through December 2022. He has also served on the board of directors of BK Technologies Corporation (NYSE American: BKTI), a holding company with a wholly-owned operating subsidiary that manufactures high-specification communications equipment, since March 2017. From 2010 to 2013, he served on the Board of Directors of Eurofresh Foods, Inc., a privately held company, and, from 2004 to 2013, he was on the Board of Directors of Nature’s Harmony Foods, Inc. Prior to joining Eggland’s Best, Inc., Mr. Lanktree served as the President and Chief Executive Officer of American Mobile Communications, Inc. from 1987 to 1990 and as the President and Chief Operating Officer of Precision Target Marketing, Inc. from 1985 to 1987. From 1974 to 1985, he held various executive-level marketing positions with The Grand Union Company, Beech-Nut Foods Corporation (Nestle) and Unilever. Mr. Lanktree received an MBA from the University of Notre Dame and a B.S. in Food Marketing from St. Joseph’s University. He also served in the U.S. Army and U.S. Army Reserves from 1971 to 1977. Mr. Lanktree’s almost 40 years of experience in consumer marketing and retail operations and his extensive experience as a Chief Executive Officer, coupled with his knowledge and insight of the retail industry, including distribution and franchising operations, qualifies him to serve on our Board of Directors.

Michael C. Mitchell, age 43, has served as a director of FG Group Holdings since October 2021. Mr. Mitchell most recently served as a Partner at Locust Wood Capital, which he retired from in 2019 after nine years with the firm in analytical positions in the consumer, industrial, real estate and media industries. From 2006 to 2011, Mr. Mitchell was a senior analyst at Breeden Capital LP, working with former SEC Chairman Richard C. Breeden, where Mr. Mitchell was primarily focused on consumer business and was actively involved in board engagements at Applebee’s, a then-Nasdaq-listed restaurant operating company and franchisor and Zale Corporation, a then-NYSE-listed leading specialty retailer of fine jewelry as an advisor to the board. From 2005 to 2006, Mr. Mitchell worked as an analyst for Kellogg Capital Group, LLC, the private investment firm founded by Peter Kellogg. From 2004 to 2005, Mr. Mitchell served as an equity research analyst at Jefferies and Company, Inc. covering post-reorganization equities. Mr. Mitchell is currently the Chief Operating Officer of Children’s Eye Care of Northern Colorado, P.C., a Pediatric Ophthalmology practice based in Fort Collins, CO, which he cofounded and operates with his wife Dr. Carolyn G. Mitchell. Additionally, Mr. Mitchell serves on the advisory board of the Michael F. Price College of Business at the University of Oklahoma. Mr. Mitchell received an MBA from the Michael F. Price College of Business at the University of Oklahoma and a B.S. in Marketing from the Spears College of Business at Oklahoma State University. We believe Mr. Mitchell is qualified to serve on our Board of Directors as he offers the Board valuable insights obtained through his extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Robert J. Roschman, age 57, has served as a director of FG Group Holdings since May 2015. Mr. Roschman has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman previously served on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998 and which merged into Home BancShares, Inc. (Nasdaq: HOMB) in February 2017. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh, age 35, has served as a director of FG Group Holdings since January 2016. Mr. Suh is an independent private investor and holds ownership interests in several real estate development projects across Michigan, Nebraska, Oregon and Colorado. Mr. Suh is the Founder and a director of the Suh Family Foundation. He is also a professional athlete and was a member of the Philadelphia Eagles of the National Football League (“NFL”) during 2022. He previously was with the NFL’s Tampa Bay Buccaneers from 2019 to 2022, becoming a Superbowl champion in February 2021, Los Angeles Rams from 2018 to 2019, Miami Dolphins from 2015 to 2017 and Detroit Lions from 2010 to 2014. He currently serves on the Board of Advisors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska. Our Board of Directors believes that Mr. Suh’s well cultivated business and personal network adds unique value to the Company, which, coupled with his extensive experience as an investor, allows him to evaluate strategic opportunities and qualifies him to serve on our Board of Directors.

Larry G. Swets, Jr., age 48, has served as a director of FG Group Holdings since October 2021. Mr. Swets has served as the Chief Executive Officer of FG Financial Group, Inc. (Nasdaq: FGF) (“FG Financial”), a reinsurance and asset management holding company, since November 2020, after having served as Interim CEO from June 2020 to November 2020. Mr. Swets founded Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets is a member of the board of directors of FG Financial since November 2013; GreenFirst Forest Products Inc. (TSXV: GFP) (“GreenFirst”), a public company focused on investments in the forest products industry, since June 2016; Harbor Custom Development, Inc. (Nasdaq: HCDI) since February 2020; Ascension Illinois Foundation since March 2018; and Unbounded Media Corporation since June 2019. Previously, Mr. Swets served as a Director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. Mr. Swets served as Chief Executive Officer of GreenFirst from June 2016 to June 2021. Mr. Swets served as the Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and a director of 1347 Capital Corp., a special purpose acquisition company, from April 2014 to July 2016 when the company completed its initial business combination to form Limbach Holdings, Inc. (Nasdaq: LMB) (“Limbach”). Mr. Swets also previously served as a member of the board of directors of Limbach from July 2016 to August 2021; Kingsway from September 2013 to December 2018; Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018; FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008; United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012. Mr. Swets served as director of Insurance Income Strategies Ltd. from October 2017 to December 2021. Prior to founding Itasca Financial, Mr. Swets served as an insurance company executive and advisor, including the role of director of investments and fixed income portfolio manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance Companies. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation. Mr. Swets’ 25 years of experience within financial services and extensive financial experience qualifies him to serve on our Board of Directors.

EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company, their business history and their term of office with the Company. The age and business experience of each executive officer is reported as of December 31, 2022. All officers serve at the discretion of our Board of Directors.

Name	Age	Position and Principal Occupation	Officer Since
Mark D. Roberson	57	Chief Executive Officer since April 2020 and Executive Vice President, Chief Financial Officer and Treasurer from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then-Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then-NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, from May 2016 to September 2022, where he chaired the Audit Committee.	2018

Todd R. Major	50	Chief Financial Officer, Secretary and Treasurer since April 2020 and Senior Vice President, Finance from April 2019 to April 2020. Mr. Major previously served as Senior Director, Financial and SEC Reporting of Bojangles, Inc., a then Nasdaq-listed restaurant operating company and franchisor, from March 2015 to April 2019, as Director, Financial Reporting of Premier, Inc. (Nasdaq: PINC), a healthcare performance improvement company, from September 2014 to February 2015, and as Senior Director, Financial Reporting of Horizon Lines, Inc, a then NYSE-traded transportation and logistics company from November 2006 to September 2014. From June 2003 to November 2006, Mr. Major previously held positions of increasing responsibility at Nabi Biopharmaceuticals, Inc., a then Nasdaq-listed biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Major is a Certified Public Accountant and earned an MBA from Queens University of Charlotte and a B.A. in Accounting from Flagler College.	2020

Ray F. Boegner	73	President of Strong Entertainment; previously Senior Vice President and Senior Vice President of Sales; Vice President of Sales prior to November 1996; joined the Company in 1985.	1997

CORPORATE GOVERNANCE

Code of Ethics

Our Board of Directors has adopted the Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our Internet website, fg.group/investor-relations, under the “Corporate Governance” tab, and is available free of charge, upon request to Corporate Secretary, 5960 Fairview Road, Suite 275, Charlotte, North Carolina 28210; telephone number: (704) 994-8279.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Except as set forth below, the Company believes that all persons subject to these reporting requirements filed the required reports on a timely basis during 2022.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2022, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2022:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner
Ray F. Boegner, President of Strong Entertainment	1	1

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Introduction

In this section, we disclose our executive compensation for our named executive officers (the “Named Executive Officers”), consisting of our principal executive officer during 2022 and the two other individuals who were serving as executive officers at the end of 2022. Our Named Executive Officers for 2022 were as follows:

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

Discretionary Bonuses

In March 2021, the Compensation Committee approved the payment of performance bonuses to Messrs. Roberson and Major of $262,500 and $112,500, respectively, for extra time and effort given by such employees in connection with the successful completion of the sale of our Convergent operating business. No discretionary performance bonuses were awarded in 2022.

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

2022 and 2021 Equity Grants

The Compensation Committee did not approve grants of stock options or RSUs to our Named Executive Officers during 2022 or 2021.

401(k) Retirement Plan

The Company’s executive officers are able to participate in the Company’s Retirement and Savings 401(k) Plan (the “401(k) Plan”), which is a combination savings and profit-sharing plan designed to qualify under Section 401 of the U.S. Internal Revenue Code. Participation in the 401(k) Plan is generally available to all FG Group Holdings employees on the same terms. Each participant may defer up to 100% of his or her compensation. The Company may make a discretionary matching contribution equal to a uniform percentage of salary. Each year the Company determines the amount of the discretionary percentage. In 2022 and 2021, the Company matched 50% of the amount deferred up to 6% of each participating employee’s contribution. Employee contributions to the 401(k) Plan are non-forfeitable. Employer contributions vest annually over three years on the employee’s employment anniversary. Benefits may be distributed to participants or their beneficiaries, as the case may be, in the event of a participant’s death, retirement or other termination of service, or, if the participant so requests, on reaching age 59½. Participants may be eligible to withdraw benefits in case of hardship.

Contributions to the 401(k) Plan made by the Company on behalf of the Named Executive Officers are included in the 2022 Summary Compensation Table.

Employment Agreements

The Company currently has written employment agreements with Messrs. Roberson, Major and Boegner. The material provisions of these employment agreements are discussed below.

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

Mr. Boegner’s employment agreement with the Company, which was entered into on February 14, 2012, provides for a base salary, subject to annual review and adjustment, and Mr. Boegner’s eligibility to participate in and/or receive other benefits under compensation plans provided to other executive employees of the Company. He is eligible for performance-based compensation in the form of an annual bonus and is eligible to receive awards, in the Compensation Committee’s discretion, under the Company’s long-term incentive plans. Pursuant to his employment agreement, in the event that his employment is terminated by FG Group Holdings without cause or by Mr. Boegner for good reason, as these terms are defined in the agreement, then he will receive his base salary for a period equal to three (3) weeks for each year that he was employed by the Company. On April 26, 2021, the Company amended Mr. Boegner’s employment agreement to limit this severance period to three (3) weeks for each year that he was employed by the Company up to and including October 2020. In addition, the Company will pay for, or reimburse Mr. Boegner for, the cost of health insurance during this same period. For more information on the terms of Mr. Boegner’s employment agreement, see “Potential Payments Upon Termination or Change in Control — Employment Agreements.”

Executive Compensation Tables

The following table sets forth information regarding all forms of compensation earned by the Company’s Named Executive Officers during the last two fiscal years.

2022 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
Mark D. Roberson (1)	2022	295,000	—	—	—	—	9,210	304,210
CEO and Former CFO	2021	265,577	262,500	—	—	—	9,821	537,898
Todd R. Major (2)	2022	230,000	—	—	—	—	8,816	238,816
CFO	2021	210,385	112,500	—	—	—	8,227	331,112
Ray F. Boegner	2022	275,000	—	—	—	—	9,913	284,913
President of Strong Entertainment	2021	275,000	—	—	—	—	9,913	284,913

(1)	Mr. Roberson served as our Executive Vice President and Chief Financial Officer from November 16, 2018, to April 13, 2020, and was appointed as our Chief Executive Officer effective April 13, 2020.

(2)	Mr. Major served as our Senior Vice President, Finance from April 8, 2019, to April 13, 2020, and was appointed as our Chief Financial Officer effective April 13, 2020.

(3)	In March 2021, the Compensation Committee approved the payment of transaction-related bonuses to Messrs. Roberson and Major for extra time and effort given by such employees in connection with the successful completion of the sale of a certain portion of our operating businesses.

(4)	The amounts in these columns represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 13 to the consolidated financial statements.

(5)	FG Group Holdings provides its executives with certain employee benefits. These benefits include excess life and disability insurance and contributions made by FG Group Holdings under the 401(k) Plan. The amounts reported for each Named Executive Officer as All Other Compensation for 2022 are identified and quantified below.

	Mr. Roberson	Mr. Major	Mr. Boegner
Employer match on 401(k) Plan	$7,294	$6,900	$8,250
Excess life and disability insurance	1,916	1,916	1,663
Total All Other Compensation	$9,210	$8,816	$9,913

The following table sets forth information concerning outstanding equity awards for each of the Company’s Named Executive Officers as of the end of the last completed fiscal year.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
Mark D. Roberson	32,000	8,000	(1)	2.25	12/4/2028	—		—
	18,000	12,000	(2)	2.89	6/6/2029	—		—
	8,000	12,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	26,667	(8)	69,868

Todd R. Major	4,000	6,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	6,667	(8)	17,468

Ray F. Boegner	5,000	—	(5)	4.70	1/11/2022	—		—
	32,000	—	(6)	4.33	11/22/2025	—		—
	40,000	8,000	(7)	6.50	2/28/2027	—		—
	40,000	10,000	(4)	4.70	1/26/2028	—		—
	12,000	8,000	(2)	2.89	6/6/2029	—		—
	6,000	9,000	(3)	1.60	10/9/2030	—		—
	—	—		—	—	10,000	(8)	26,200

*	Based on the closing stock price of our common stock of $2.62 on December 31, 2022, the last trading day of the 2022 fiscal year.

(1)	The 40,000 stock options granted to Mr. Roberson on December 4, 2018, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on December 4, 2019, and thereafter on December 4 of each year through 2023.

(2)	The 30,000 and 20,000 stock options granted to Messrs. Roberson and Boegner, respectively, on June 6, 2019, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on June 6, 2020, and thereafter on June 6 of each year through 2024.

(3)	The 20,000, 10,000 and 15,000 stock options granted to Messrs. Roberson, Major and Boegner, respectively, on October 9, 2020, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on October 9, 2021, and thereafter on October 9 of each year through 2025.

(4)	The 50,000 stock options granted to Mr. Boegner on January 26, 2018, pursuant to the 2017 Plan become exercisable in five equal annual installments beginning on January 26, 2019, and thereafter on January 26 of each year through 2023.

(5)	The 30,000 stock options granted to Mr. Boegner on January 11, 2012, pursuant to the 2010 Plan became exercisable in four equal installments beginning on January 11, 2013, and thereafter on January 11 of each year through 2016. On both August 11, 2016, and August 30, 2016, Mr. Boegner exercised options from this grant to acquire 5,000 shares of our common stock. On June 8, 2017, Mr. Boegner exercised options from this grant to acquire 7,000 shares of our common stock. On August 10, 2017, Mr. Boegner exercised options from this grant to acquire 8,000 shares of our common stock.

(6)	The 40,000 stock options granted to Mr. Boegner on November 22, 2015, pursuant to the 2010 Plan became exercisable in five equal annual installments beginning on November 22, 2016, and thereafter on November 22 of each year through 2020. On November 23, 2016, Mr. Boegner exercised options from this grant to acquire 8,000 shares of our common stock at an exercise price of $4.33 per share.

(7)	The 40,000 stock options granted to Mr. Boegner on February 28, 2017, pursuant to the 2010 Plan become exercisable in five equal annual installments beginning on February 28, 2018, and thereafter on February 28 of each year through 2022.

(8)	Represents RSUs to be settled in shares of our common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest on October 9, 2023.

Potential Payments Upon Termination or Change-in-Control

Employment Agreements

If Mr. Roberson’s employment is terminated by the Company without Cause (as defined in the Amendment), Mr. Roberson will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Roberson timely and properly elects continuation health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay Mr. Roberson’s COBRA premiums for a period of twelve months following the termination date

Pursuant to Mr. Major’s employment agreement with the Company, in the event of a change in control that results in Mr. Major being terminated, or if the Senior Vice President of Finance position is eliminated without Mr. Major being offered a mutually-agreed comparable opportunity at an affiliate of the Company, Mr. Major will be entitled to severance equal to one year of his base salary.

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

By the Compensation Committee

Charles T. Lanktree (Chair)
William J. Gerber
Robert J. Roschman

March 16, 2023

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors in fiscal 2022.

	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

D. Kyle Cerminara	65,000	49,999	—	—	—	—	114,999
William J. Gerber	58,000	39,998	—	—	—	—	97,998
Charles T. Lanktree	53,000	39,998	—	—	—	—	92,998
Michael C. Mitchell	43,000	39,998	—	—	—	—	82,998
Robert J. Roschman	56,000	39,998	—	—	—	—	95,998
Ndamukong Suh	43,000	39,998	—	—	—	—	82,998
Larry G. Swets, Jr	40,000	39,998					79,998

(1)	Although not included in the above table, the directors are reimbursed for their out-of-pocket expenses of attending meetings of the Board of Directors.

(2)	On July 1, 2022, Mr. Cerminara was granted 20,833 RSUs under the 2017 Plan, and Messrs. Gerber, Lanktree, Mitchell, Roschman, Suh and Swets were each granted 16,666 RSUs under the 2017 Plan. The RSUs vest on the one-year anniversary of the grant date, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company. Each RSU represents a contingent right to receive one share of common stock of the Company. The amounts shown in this column include the fair value of the annual RSU award on the date of grant, which was $2.40 per share. For additional information relating to the assumptions made in valuing and expensing these awards for 2022, refer to Note 13 in the Company’s consolidated financial statements.

The aggregate number of unvested RSU awards outstanding as of December 31, 2022, for each of Messrs. Gerber, Lanktree, Roschman and Suh was 26,220. The aggregate number of unvested RSU awards outstanding as of December 31, 2022, for each of Messrs. Mitchell and Swets was 16,666. The aggregate number of unvested RSU awards outstanding as of December 31, 2022 for Mr. Cerminara was 30,387.

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

The 2017 Plan includes a limit on the amount of compensation payable to our non-employee directors. Specifically, the 2017 Plan provides that the aggregate grant date fair value of all awards granted to any single non- employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), when taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Largest Owners of FG Group Holdings Shares

The following table shows each person or entity that FG Group Holdings knows to be the beneficial owner of more than five percent of the Company’s outstanding common stock as of March 10, 2023:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Fundamental Global GP, LLC 108 Gateway Blvd., Suite 204 Mooresville, NC 28117	6,177,460	(3)	31.7%

Par Sanda and Sand Capital Associates 501 N. Birch Rd, Unit 3 Fort Lauderdale, FL 33304	1,304,698	(4)	6.7%

(1)	This information is based on the following filings made with the SEC, as indicated. Fundamental Global GP, LLC (“Fundamental Global GP”) filed a Form 4 on December 16, 2022, and Par Sanda and Sand Capital Associates, LLC filed a Schedule 13G/A on February 13, 2023.

(2)	Based upon 19,469,649 shares outstanding on March 10, 2023.

(3)	Fundamental Global GP has shared voting and dispositive power over 5,115,453 shares, representing approximately 26.3% of the Company’s outstanding shares of common stock. Mr. Cerminara, Chairman of our Board of Directors and our former Chief Executive Officer, serves as Chief Executive Officer, Co-Founder and Partner of Fundamental Global. Mr. Cerminara beneficially owns an additional 425,716 shares (including 58,000 shares purchasable pursuant to stock options held by Mr. Cerminara exercisable within 60 days of March 10, 2023. Joseph H. Moglia serves as Chairman, Co-Founder and Partner of Fundamental Global GP and beneficially owns an additional 636,291 shares, thus increasing the total number of shares beneficially owned by Fundamental Global GP to 6,177,460 shares, or approximately 31.7% of the Company’s outstanding shares of common stock.

(4)	Par Sanda and Sand Capital Associates, LLC reported sole dispositive power over 214,273 shares, shared dispositive power over 1,090,425 shares, and aggregate beneficial ownership of 1,304,698 shares, or approximately 6.7% of the Company’s outstanding shares of common stock.

Share Ownership of Directors and Officers

The following chart sets forth, as of the close of business on March 10, 2023, certain information concerning beneficial ownership of common stock by each director of the Company, each of the Named Executive Officers, and all current directors and executive officers as a group. The address for each director and executive officer listed is: c/o FG Group Holdings Inc., 5960 Fairview Road, Suite 275, Charlotte, North Carolina 28210.

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock(2)

Mark D. Roberson, Chief Executive Officer	190,280	(3)	*
Todd R. Major, Chief Financial Officer	44,378	(4)	*
Ray F. Boegner, President of Strong Entertainment	347,070	(5)	1.8%
D. Kyle Cerminara, Chairman	5,541,169	(6)	28.4%
William J. Gerber, Director	90,060	(7)	*
Charles T. Lanktree, Director	95,073	(8)	*
Michael C. Mitchell, Director	50,111	(9)	*
Robert J. Roschman, Director	99,473	(10)	*
Ndamukong Suh, Director	86,059	(11)	*
Larry G. Swets, Jr., Director	50,000	(12)	*
All current directors and executive officers as a group (10 persons)	6,593,673	(13)	33.4%

* Less than 1% of common stock outstanding.

(1)	Each director and Named Executive Officer listed in the table owns all outstanding shares directly and has sole voting and investment power over such shares unless otherwise specified below.

(2)	Based upon 19,469,649 shares of common stock outstanding as of March 10, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such persons have voting or investment power with respect to the securities. Each named person is deemed to be the beneficial owner of shares of common stock that may be acquired within 60 days of March 10, 2023, upon the exercise of stock options and vesting of restricted stock units (sometimes referred to as “RSUs”). Accordingly, the number of shares and percentage set forth next to the name of such person, and all current directors and executive officers as a group, includes shares of directly owned common stock (including shares of restricted common stock, if any), shares of common stock purchasable pursuant to stock options exercisable within 60 days of March 10, 2023 and shares of common stock potentially issuable upon the vesting of restricted stock units within 60 days of March 10, 2023. However, the shares of common stock so issuable upon the exercise of stock options or vesting of restricted stock units held by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(3)	Includes 132,280 shares of common stock directly owned by Mr. Roberson and 58,000 shares purchasable pursuant to stock options exercisable within 60 days of the March 10, 2023. Does not include (i) 13,334 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020, (ii) 8,000 shares potentially issuable upon the exercise of stock options granted on December 4, 2018, (iii) 12,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019, and (iv) 12,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(4)	Includes 40,378 shares of common stock directly owned by Mr. Major and 4,000 purchasable pursuant to stock options exercisable within 60 days of March 10, 2023. Does not include (i) 6,667 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020 and (ii) 6,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(5)	Includes 217,070 shares of common stock directly owned by Mr. Boegner and 130,000 shares purchasable pursuant to stock options exercisable within 60 days of March 10, 2023. Does not include (i) 10,000 shares potentially issuable upon the vesting of RSUs granted on October 9, 2020, (ii) 10,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, (iii) 8,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019, and (iv) 9,000 shares potentially issuable upon the exercise of stock options granted on October 9, 2020.

(6)	Includes 344,736 shares of common stock directly owned by Mr. Cerminara, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children and 58,000 shares purchasable pursuant to stock options exercisable within 60 days of March 10, 2023. Also includes 5,115,453 shares of common stock beneficially owned by Fundamental Global GP, which, with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of Fundamental Global, is deemed to have shared voting and dispositive power over the shares beneficially owned by Fundamental Global GP. Mr. Cerminara disclaims beneficial ownership of the shares beneficially owned by Fundamental Global GP. Does not include (i) 9,554 shares potentially issuable pursuant to RSUs granted on July 1, 2020, (ii) 20,833 shares potentially issuable pursuant to RSUs granted on July 1, 2022, (iii) 10,000 shares potentially issuable upon the exercise of stock options granted on January 26, 2018, and (iv) 12,000 shares potentially issuable upon the exercise of stock options granted on June 6, 2019.

(7)	Includes shares of common stock directly owned by Mr. Gerber. Does not include (i) 9,554 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020 and (ii) 16,666 shares potentially issuable upon the vesting of RSUs granted on July 1, 2022.

(8)	Includes 87,573 shares of common stock directly owned by Mr. Lanktree and 7,500 shares directly owned by the Donna B. Lanktree Family Trust, the trustee of which is Donna B. Lanktree, the spouse of Mr. Lanktree. Does not include (i) 9,554 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020 and (ii) 16,666 shares potentially issuable upon the vesting of RSUs granted on July 1, 2022.

(9)	Includes shares of common stock directly owned by Mr. Mitchell. Does not include 16,666 shares potentially issuable upon the vesting of RSUs granted on July 1, 2022.

(10)	Includes shares of common stock directly owned by Mr. Roschman. Does not include (i) 9,554 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020 and (ii) 16,666 shares potentially issuable upon the vesting of RSUs granted on July 1, 2022.

(11)	Includes shares of common stock directly owned by Mr. Suh. Does not include (i) 9,554 shares potentially issuable upon the vesting of RSUs granted on July 1, 2020 and (ii) 16,666 shares potentially issuable upon the vesting of RSUs granted on July 1, 2021.

(12)	Includes shares of common stock directly owned by Mr. Swets. Does not include 16,666 shares potentially issuable upon the vesting of RSUs granted on July 1, 2022.

(13)	Includes 1,197,740 shares directly owned by all current directors and executive officers as a group, 7,540 shares held in Mr. Cerminara’s 401(k) plan, 15,440 shares held by Mr. Cerminara’s wife and children, 7,500 shares held by the Donna B. Lanktree Family Trust, 250,000 shares purchasable pursuant to stock options exercisable within 60 days of March 10, 2023, and 5,115,453 shares beneficially held by Fundamental Global GP.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	846,434	(1)	$3.72	2,312,911	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	846,434		$3.72	2,312,911

(1)	Includes 142,000 securities to be issued upon exercise of outstanding options under the 2010 Plan; and 497,500 securities to be issued upon exercise of outstanding options and 206,934 securities to be issued upon vesting of restricted stock units under the 2017 Plan.

(2)	All shares available for future issuance are under the 2017 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accounting Fees and Services.

Haskell & White has served as the Company’s independent registered public accounting firm since April 11, 2019. The following table sets forth the aggregate fees for professional services rendered by Haskell & White for the years ended December 31, 2022 and December 31, 2021:

	2022	2021
Audit Fees(1)	$249,200	$236,300
Audit-Related Fees(2)	—	28,000
Tax Fees	—	—
All Other Fees(3)	253,300	296,000
Total	$502,500	$560,300

(1)	Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including comfort letters, consents, and review of registration statements filed with the SEC.

(3)	As noted elsewhere in this Annual Report, Strong Global Entertainment has filed a registration statement with the SEC and intends to commence an initial public offering of its common shares during 2023 to raise additional capital to support its growth plans. Includes fees for professional services rendered during the fiscal year for the audit of Strong Global Entertainment’s annual financial statements for 2019, 2020, 2021, and 2022 and for reviews of interim financial statements included in the registration statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. The following documents are filed as part of this report on Form 10-K:

1.	Consolidated Financial Statements:

An Index to the Consolidated Financial Statements is filed as a part of Item 8.

2.	Exhibit list.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Document Description	Form	Exhibit	Filing Date	Herewith
2.1+	Agreement and Plan of Merger dated October 19, 2022	8-K	2.1	December 23, 2022

3.1	Delaware Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 21, 2022	8-K	3.2	December 23, 2022

3.2	Nevada Articles of Merger, as filed with the Secretary of State of the State of Nevada on December 21, 2022	8-K	3.3	December 23, 2022

3.3	Amended and Restated Articles of Incorporation of FG Group Holdings Inc.	8-K	3.4	December 23, 2022

3.4	Bylaws of FG Group Holdings Inc.	8-K	3.5	December 23, 2022

4.1	Description of the Securities of FG Group Holdings Inc.				X

10.1	Authorized Reseller Agreement, dated as of January 21, 2010, between Ballantyne Strong, Inc. and NEC Display Solutions of America, Inc.	10-K	10.1	March 23, 2010

10.2*	Ballantyne Strong, Inc. 2017 Omnibus Equity Compensation Plan (Amended and Restated effective October 28, 2019)	8-K	10.1	December 17, 2019

Exhibit		Incorporated by Reference			Filed
Number	Document Description	Form	Exhibit	Filing Date	Herewith
10.3*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.13	June 15, 2017

10.4*	Form of Restricted Share Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.14	June 15, 2017

10.5*	Form of Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	S-8	4.15	June 15, 2017

10.6*	Form of Non-Employee Director Restricted Share Unit Agreement under the Ballantyne Strong, Inc. Omnibus Equity Compensation Plan	10-Q	10.1	August 14, 2019

10.7*	Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan (as amended and restated)	8-K	10.1	May 20, 2014

10.8*	Form of Stock Option Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.1	November 27, 2015

10.9*	Form of Restricted Stock Agreement under the Ballantyne Strong, Inc. 2010 Long-Term Incentive Plan	8-K	10.2	November 27, 2015

10.10*	Executive Employment Agreement, dated February 14, 2012, between Ballantyne Strong, Inc. and Ray F. Boegner	10-Q	10.27	May 4, 2012

10.11*	Executive Employment Agreement, dated November 7, 2018, between Ballantyne Strong, Inc. and Mark D. Roberson	8-K	10.1	November 7, 2018

10.11.1 *	Amendment to Executive Employment Agreement, executed as of September 3, 2021, by and between Ballantyne Strong, Inc., and Mark Roberson	8-K	10.1	September 8, 2021

10.12*	Employment Agreement, dated March 20, 2019, between Ballantyne Strong, Inc. and Todd R. Major	10-Q	10.1	May 12, 2020

10.13	Progress Payment Note and Reimbursement Agreement between Convergent Media Systems Corporation and Huntington Technology Finance, Inc., effective as of June 22, 2017	8-K	10.2	June 27, 2017

10.14+	Demand Credit Agreement, executed as of June 7, 2021, by and between Strong/MDI Screen Systems, Inc., as Borrower, and Canadian Imperial Bank of Commerce, as Lender	10-Q	10.1	August 10, 2021

10.15	Contract of Sale, dated January 28, 2022, by and among Digital Ignition, LLC, as Buyer and Metrolina Alpharetta, LLC, as Seller	8-K	10.1	February 3, 2022

10.16	Stock Grant Agreement, dated February 1, 2022, by and between Ballantyne Strong, Inc. and Metrolina Capital Investors	8-K	10.2	February 3, 2022

Exhibit		Incorporated by Reference			Filed
Number	Document Description	Form	Exhibit	Filing Date	Herewith
10.17	Stock Warrant, dated February 1, 2022, by and between Ballantyne Strong, Inc. and Metrolina Capital Investors	8-K	10.3	February 3, 2022

10.18	Commercial Loan Agreement, dated February 1, 2022, by and among Ballantyne Strong, Inc., Digital Ignition, LLC and Community First Bank	8-K	10.4	February 3, 2022

10.19	Promissory Note dated February 1, 2022, by and among Ballantyne Strong, Inc., Digital Ignition, LLC and Community First Bank	8-K	10.5	February 3, 2022

10.20	Deed to Secure Debt, dated February 1, 2022, executed by Digital Ignition, LLC in favor of Community First Bank	8-K	10.6	February 3, 2022

10.21	Form of Representative’s Warrant, to be issued by FG Group Holdings Inc.	8-K	4.1	February 8, 2021

10.22+	Equity Purchase Agreement, dated February 1, 2021, by and among SageNet LLC, Ballantyne Strong, Inc., SDM Holdco, Inc. and Convergent LLC	8-K	2.1	February 2, 2021

10.23	Master Services Agreement, dated August 3, 2020, by and between Convergent Media Systems Corporation and Firefly Systems Inc.	8-K	10.1	August 4, 2020

10.24	Assignment and Attachment Agreement, dated March 3, 2022, by and among Ballantyne Strong, Inc., Strong Studios, Inc., and Landmark Studio Group, LLC Subsidiaries of the Registrant	8-K	10.1	March 8, 2022

10.25	Purchase Agreement, dated March 3, 2022, by and among Ballantyne Strong, Inc., Strong Studios, Inc., and Landmark Studio Group, LLC	8-K	10.2	March 8, 2022

10.26+	Amended and restated demand credit agreement dated as of January 13, 2023, between Strong/MDI Screen Systems Inc. and Canadian Imperial Bank of Commerce	8-K	10.1	January 18, 2023

10.27	Amendment and Termination Agreement dated as of January 13, 2023, between Strong Studios, Inc., Landmark Studio Group LLC and Screen Media Ventures, LLC	8-K	10.2	January 18, 2023

21	Subsidiaries of the Registrant				X

23.1	Consent of Haskell & White LLP				X

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from FG Group Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements				X

104	XBRL Cover Page Interactive Data File				X

*	Management contract or compensatory plan.
**	Furnished herewith.
+	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S- K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG GROUP HOLDINGS INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson, Chief Executive Officer		Todd R. Major, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2023	Date: March 16, 2023

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Mark D. Roberson and Todd R. Major, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ D. KYLE CERMINARA
D. Kyle Cerminara, Chairman of the Board of Directors
Date:	March 16, 2023

By:	/s/ WILLIAM J. GERBER
William J. Gerber, Director
Date:	March 16, 2023

By:	/s/ CHARLES T. LANKTREE
Charles T. Lanktree, Director
Date:	March 16, 2023

By:	/s/ MICHAEL C. MITCHELL
Michael C. Mitchell, Director
Date:	March 16, 2023

By:	/s/ ROBERT J. ROSCHMAN
Robert J. Roschman, Director
Date:	March 16, 2023

By:	/s/ NDAMUKONG SUH
Ndamukong Suh, Director
Date:	March 16, 2023

By:	/s/ LARRY G. SWETS, JR.
Larry G. Swets, Jr., Director
Date:	March 16, 2023

